Form 10QSB
period 1996-09-30
UNITY BANCORP INC /DE/
filed 1997-02-27
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

      (Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                          OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______.

                         Commission file number: 1-12431

                               UNITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                New Jersey                                 22-3282551
     (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                     Identification)


    64 Old Highway 22, Clinton, New Jersey                    08809
   (Address of principal executive offices)                 (zip code)

                                  (908)730-7630
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.   YES     NO X

     The number of shares outstanding of each of the registrant's classes of common stock, as of February 25, 1997: Common Stock, No Par Value:
     1,973,425 shares outstanding.

     Transitional Small Business Disclosure Format (check one):   YES     NO X

================================================================================

PART I - FINANCIAL INFORMATION
     Item 1.   Financial Statements

                       UNITY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                    September 30,
                                                                            1996     December 31,
                                                                      (unaudited)           1995
                                                                    -------------   -------------
ASSETS
Cash and due from banks ..........................................   $ 17,658,906   $ 17,064,858
Federal funds sold ...............................................      9,900,000      7,625,000
                                                                     ------------   ------------
                 Total cash and cash equivalents .................     27,558,906     24,689,858
                                                                     ------------   ------------
Securities
         Available for sale (at market value) ....................     13,939,417     16,304,282
         Held to maturity (aggregate market value of
           $20,212,160 and $19,264,315) ..........................     21,091,434     19,856,743
                                                                     ------------   ------------
                                                                       35,030,851     36,161,025
                                                                     ------------   ------------
Loans (including loans held for sale of $3,532,058 and $3,515,561)     90,083,440     59,108,042
         Less:  Unearned income ..................................         18,366         49,278
                    Allowance for possible loan losses ...........        881,421        561,931
                                                                     ------------   ------------
                    Net loans ....................................     89,183,653     58,496,833
                                                                     ------------   ------------
Premises and equipment, net ......................................      2,650,611      1,094,043
Accrued interest receivable ......................................        906,104        858,060
Other assets .....................................................      1,157,463        504,221
                                                                     ------------   ------------
                 Total assets ....................................   $156,487,588   $121,804,040
                                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
         Demand
                 Noninterest Bearing .............................   $ 28,280,026   $ 18,662,191
                 Interest bearing ................................     20,974,556     19,345,467
         Savings .................................................     23,351,569     22,202,038
         Time (includes deposits $100,000 and over of $10,916,000
           and $6,706,000) .......................................     70,428,939     50,787,928
                                                                     ------------   ------------
                 Total deposits ..................................    143,035,090    110,997,624
                                                                     ------------   ------------

Subordinated debt ................................................              0      1,510,000
Accrued interest payable .........................................        519,519        391,525
Accrued expenses and other liabilities ...........................        594,357        428,482
                                                                     ------------   ------------
                 Total liabilities ...............................    144,148,966    113,327,631
                                                                     ------------   ------------
Commitments and contingencies Shareholders' Equity
         Common stock, no par value, 2,500,000 shares authorized;
                 1,562,740 and 1,204,560 issued and outstanding ..     11,472,714      7,371,889
         Retained earnings .......................................        941,498      1,070,573
         Net unrealized loss on available for sale securities ....        (75,590)        33,947
                                                                     ------------   ------------
                 Total Shareholders' Equity ......................     12,338,622      8,476,409
                                                                     ------------   ------------
                 Total liabilities and Shareholders' Equity ......   $156,487,588   $121,804,040
                                                                     ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                          -----------------------   -----------------------
Interest Income                                              1996         1995         1996         1995
                                                          ----------  -----------   ----------   ----------
         Interest on loans .............................  $2,036,399  $ 1,292,951   $5,523,077   $3,381,804
         Interest on Securities ........................     644,871      698,056    1,933,748    1,975,850
         Interest on Federal Funds Sold ................     145,624       84,716      319,468      178,707
                                                          ----------  -----------   ----------   ----------
         Total interest income .........................   2,826,894    2,075,723    7,776,293    5,536,361
                                                          ----------  -----------   ----------   ----------

Interest expense .......................................   1,234,234      911,243    3,311,162    2,206,138
Interest on long term debt .............................      34,723       34,040       93,934       89,204
                                                          ----------  -----------   ----------   ----------
Total interest expense .................................   1,268,957      945,283    3,405,096    2,295,342
                                                          ----------  -----------   ----------   ----------
Net interest income ....................................   1,557,937    1,130,440    4,371,197    3,241,019
                                                          ----------  -----------   ----------   ----------
Provision for possible loan losses .....................     107,790       44,476      365,078      189,881
                                                          ----------  -----------   ----------   ----------
Net interest income after provision for possible
  loan losses ..........................................   1,450,147    1,085,964    4,006,119    3,051,138
                                                          ----------  -----------   ----------   ----------
Other income
         Service charges on deposits ...................     134,864       85,608      358,585      221,760
         Gain on sale of loans .........................     450,058      283,433    1,067,669      653,558
         Gain on sale of securities ....................           1      (18,999)      31,851      (18,999)
         Other income ..................................      98,459       57,848      275,481      176,312
                                                          ----------  -----------   ----------   ----------
         Total other income ............................     683,382      407,890    1,733,586    1,032,631
                                                          ----------  -----------   ----------   ----------
Other expenses
         Salaries and employee benefits ................     725,954      503,174    2,020,451    1,376,962
         Occupancy expense .............................     221,199       69,339      549,367      163,677
         Other operating expenses ......................     619,757      443,329    1,788,354    1,251,559
         SAIF Special Assessment .......................     370,141            0      370,141            0
                                                          ----------  -----------   ----------   ----------
         Total other expenses ..........................   1,937,051    1,015,842    4,728,313    2,792,198
                                                          ----------  -----------   ----------   ----------
Income before taxes ....................................     196,478      478,012    1,011,392    1,291,571
Provision for income taxes .............................      69,741      178,772      382,036      491,403
                                                          ----------  -----------   ----------   ----------
Net income .............................................  $  126,737  $   299,240   $  629,356   $  800,168
                                                          ==========  ===========   ==========   ==========

Net income per share ...................................  $     0.09  $      0.25   $     0.47   $     0.66

Weighted average shares outstanding ....................   1,394,571    1,204,560    1,347,678    1,203,509

The accompanying notes to consolidated financial statements are an integral part of these statements

                       UNITY BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flow (Unaudited)

For the nine months ended September 30                                          1996           1995
                                                                            ------------   ------------
Operating activities:
     Net income ..........................................................  $    629,356   $    800,168
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities
             Provision for possible loan losses ..........................       358,585        221,760
             Depreciation and amortization ...............................       203,142        148,863
             Gain on sale of premises and equipment ......................             0         (1,033)
             (Gain) loss on sale of securities ...........................       (31,851)        18,999
             Gain on sale of loans .......................................    (1,067,669)      (653,558)
             Amortization of securities premiums, net ....................        43,343         33,737
             Increase in accrued interest receivable .....................       (48,044)       (82,821)
             Increase in other assets ....................................      (653,242)      (198,162)
             Increase in accrued interest payable ........................       127,994        206,103
             Increase (decrease) in accrued expenses and other liabilities       238,905        (10,392)
                                                                            ------------   ------------
                  Net cash (used in) provided by operating activities ....      (199,481)       483,664
                                                                             ------------   ------------
Investing activities:
     Proceeds from sales of securities available for sale ................     1,234,436        501,779
     Purchases of securities held to maturity ............................    (2,006,172)    (5,872,806)
     Purchases of securities available for sale ..........................    (8,448,191)      (237,700)
     Maturities and principal payments on securities held to maturity ....       772,404      7,910,528
     Maturities and principal payments on securities available for sale ..     9,383,639        253,671
     Proceeds from sale of loans .........................................    11,505,862      8,314,346
     Net increase in loans ...............................................   (41,483,598)   (21,360,050)
     Capital Expenditures ................................................    (1,759,710)      (346,588)
     Proceeds from sale of premises and equipment ........................             0          9,500
                                                                            ------------   ------------
             Net cash used in investing activities .......................   (30,801,329)   (10,827,320)
                                                                            ------------   ------------
Financing activities:
     Increase in deposits ................................................    32,037,466     27,329,311
     Proceeds from issuance of subordinated debt .........................     2,010,000      1,510,000
     Proceeds from issuance of common stock, net .........................             0         20,000
     Other ...............................................................         8,187
     Cash Dividends ......................................................      (185,794)      (183,306)
                Net cash provided by financing activities ................    33,869,859     28,676,005
(Decrease) increase in cash and cash equivalents .........................     2,869,048     18,332,349
Cash and cash equivalents at beginning of year ...........................    24,689,858     10,084,689
                                                                            ------------   ------------
Cash and cash equivalents at end of year .................................  $ 27,558,906   $ 28,417,038
                                                                            ------------   ------------
Supplemental disclosures:
     Interest paid .......................................................  $  3,183,169   $  2,000,035
     Income taxes paid ...................................................       965,000        474,000
     Subordinated debt exchanged for common stock ........................     3,520,000              0
                                                                            ------------   ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements of Unity Bancorp Inc. (the "Company") and its subsidiary, First Community Bank (the "Bank"), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited.

      Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995.

      The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

2.    Securities:
      Information with regard to the Company's securities portfolio at September 30, 1996 is as follows:

      SEPTEMBER 1996                                                  GROSS       GROSS     ESTIMATED
                                                         AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                                           COST       GAINS       LOSSES       VALUE
                                                        ----------- ---------  ----------  ------------
      HELD TO MATURITY
      Obligations of U.S. Government agencies           $ 7,267,698  $27,805   $ (53,464)  $ 7,242,039
      U.S. Government sponsored agencies                  4,991,144        0    (608,019)    4,383,125
      Mortgage-backed securities                          8,337,935   23,068    (272,052)    8,088,951
      Corporate debt securities                             494,660    3,385           0       498,045
                                                        -----------  -------   ---------   -----------
              TOTAL HELD TO MATURITY                    $21,091,437  $54,258   $(933,535)  $20,212,160
                                                        ===========  =======   =========   ===========
      AVAILABLE FOR SALE
      U.S. Treasury securities                          $   950,992  $ 2,197   $       0   $   953,189
      U.S. Government sponsored agencies                  9,655,140   18,469     (65,223)    9,608,386
      Obligations of states and political subdivisions      873,750      858        (650)      873,958
      Mortgage-backed securities                            109,194       55           0       109,249
      Corporate debt securities                           2,031,229    1,322        (916)    2,031,635
      FHLB stock                                            363,000        0           0       363,000
                                                        -----------  -------   ---------   -----------
              TOTAL AVAILABLE FOR SALE                  $13,983,305  $22,901   $ (66,789)  $13,939,417
                                                        ===========  =======   =========   ===========

                       UNITY BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (continued)

      The amortized cost and estimated market value of securities at September 30, 1996, by contractual maturity, are shown below:

                                                                      ESTIMATED
                                                    AMORTIZED          MARKET
                                                      COST             VALUE
                                                   -----------      ------------
      Held to maturity
      Due after 1 year - 5 years                   $ 2,735,804       $ 2,735,858
      Due after 5 years - 10 Years                   1,500,000         1,312,500
      Due after 10 years                             8,517,698         8,074,851
      Mortgage-backed securities                     8,337,935         8,088,951
                                                   -----------       -----------
                                                   $21,091,437       $20,212,160
                                                   ===========       ===========
      Available for sale
      Due under 1 year                             $ 6,028,305       $ 6,042,393
      Due after 1 year - 5 years                     7,482,806         7,424,774
      FHLB Stock                                       363,000           363,000
      Mortgage-backed securities                       109,194           109,250
                                                   -----------       -----------
                                                   $13,983,305       $13,939,417
                                                   ===========       ===========

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

      Proceeds from sales of securities were $1,234,436 as of September 30, 1996, gross gains on the sales of securities were $31,851.

      Securities with carrying values aggregating $400,000 were pledged to secure public deposits at September 30, 1996.

3.    Loans:

      Loans outstanding by classification as of September 30, 1996 are as follows:

                                                   SEPTEMBER 30,
                                                       1996
                                                   -----------
          Loans secured by real estate-
               Residential properties              $24,307,238
               Nonresidential properties            37,360,021
               Construction loans                    7,812,763
          Commercial and industrial loans           14,397,243
          Lease financing receivables                   57,201
          Loans to individuals                       6,148,974
                                                   -----------
                                                   $90,083,440
                                                   ===========

                       UNITY BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (continued)

      As of September 30, 1996, loans accounted for on a nonaccrual basis amounted to approximately $929,000. The interest income that would have been recorded had these loans performed under the original contract terms was $36,102 for the nine months ended September 30, 1996. At September 30, 1996, $1,240,000 in loans were past due greater than 90 days but still accruing interest.

      As of September 30, 1996, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $929,000 and the related valuation allowance was $81,800. This valuation allowance is included in the allowance for possible loan losses in the accompanying statement of condition.

      As of September 30, 1996, approximately 77% of the Company's loans were secured by real estate. As such, a substantial portion of the Company's borrowers' ability to repay their loans is dependent on the economic environment of the real estate industry in the Company's market area.

      In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company's normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:


      Balance at December 31, 1995                $  3,953,574
      New Loans                                      4,039,856
      Repayments                                    (3,725,549)
                                                  ------------
      Balance at September 30, 1996               $  4,267,881
                                                  ============

4.    Allowance for Possible Loan Losses:

      The allowance for possible loan losses is based on estimates and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

      An analysis of the change in the allowance for possible loan losses during 1996, is as follows:

                                                 SEPTEMBER 30,
                                                          1996
      Balance at beginning of year                $    561,931
      Provision charged to expense                     365,078
      Loans charged-off                                (45,588)
      Recoveries on loans previously charged off             0
                                                  ------------
      Balance at end of period                    $    881,421
                                                  ============

5.    Shareholders' Equity:

      At December 31, 1995, the Company had $1,510,000 in subordinated notes outstanding. In February of 1996, these notes were redeemed through an exchange of common stock at an exchange

                       UNITY BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (continued)

      rate of $12.00 per share. In March the Company issued an additional $2,010,000 of subordinated debt. In September, these notes were redeemed through an exchange of common stock at an exchange rate of $12.50 per share. The aggregate effect of retiring this debt was an increase to capital of approximately $3,520,000.

6.    Premises and Equipment:

      The detail of premises and equipment as of September 30, 1996 is as follows:

                                                         SEPTEMBER 30,
                                                         $        1996
      Land and building                                        631,966
      Furniture, fixtures and equipment                      1,392,225
      Leasehold improvements                                 1,216,314
                                                         -------------
                                                             3,240,506

      Less-Accumulated depreciation and amortization          (589,895)
                                                         -------------
                                                         $   2,650,611
                                                         =============

      Additions to premises and equipment for the nine months ended September 30, 1996 totaled $1,760,000 which was primarily attributable to the relocation of the Bank's main office and the consolidation of the Company's administrative headquarters to a 18,000 square feet leased facility located in Clinton, NJ.

Item 2.   Management's Discussion and Analysis

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

      This financial review presents management's discussion and analysis of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes.

      FINANCIAL CONDITION AT SEPTEMBER 30, 1996

      The Company's total assets increased to $156.5 million at September 30, 1996, an increase of $34.7 million, or 28.5%, over total assets at December 31, 1995. Total loans, net increased by 52.5%, to $89.2 million from $58.5 million at December 31, 1995. The Company's securities portfolio, including securities held for maturity and securities available for sale, totaled $35.0 million at September 30, 1996, a decrease of $1.1 million from total securities at December 31, 1995. The decrease in securities was the result of a decrease of $2.4 million, or 14.5%, in the Company's securities available for sale. Shareholders' equity increased to $12.4 million at September 30, 1996 from $8.5 million at December 31, 1995, an increase of 45.6%, or $3.9 million. The growth in the Company's total assets and loans receivable and deposits was the result of the Company's expansion through new branches and its continued penetration of its existing markets, its emphasis on customer service, its competitive rate structures and selective marketing. The increase in the Company's shareholders' equity was primarily attributable to the Company's exchanges in February and September of 1996 of an aggregate of $3.5 million in subordinated debt for shares of its common stock. The subordinated debt, held by affiliates of the Company and its subsidiary, was exchanged for 358,276 shares of the Company's common stock.

      The Company's total deposits increased to $143.0 million at September 30, 1996, an increase of $32.0 million, or 28.9%, over total deposits of $111.0 million at December 31, 1995. Time deposits increased by $19.6 million, or 38.7% and non-interest bearing demand deposits increased by $9.6 million, or 51.1%. The increase in time deposits was primarily caused by the company's promotional activities at its new locations, as well as the Company's continued penetration of its existing markets. In connection with the opening of its new branches, the Company offered time deposit products with higher rates of interest than those available in the surrounding market. As of September 30, 1996 the average maturity of these new accounts is 12 months. It has been management's experience that a large percentage of these accounts renew or are invested in other Company deposit accounts when the account matures. The increase in the Company's non-interest bearing deposit accounts reflects the Company's increased loan volume, as the amount of non-interest bearing deposits is effected by timing differentials between the funding of loans and the use of loan proceeds by borrowers.


      COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Net Income
      For the nine months ended September 30, 1996, the Company earned net income of $629 thousand, a decrease from the $800 thousand earned for the comparable period of 1995 of 21.3%, or $171 thousand. Income for the nine months ended September 30, 1996 was adversely affected by the Company's payment of a one time assessment of $370 thousand in connection with the recapitalization of the SAIF. Absent this one time assessment, the Company's net income would have increased by $52 thousand, or 6.4%, over net income for the comparable period of 1995. In addition, net income was adversely effected by an increase of $558 thousand in non-interest expense as the Company continued its expansion.

      Net Interest Income
      The Company's interest income increased by $2.2 million, or 40.5%, to $7.8 million for the nine months ended September 30, 1996 from $5.5 million for the comparable period of 1995. The increase resulted from an increase in the Company's earning assets as discussed above, partially offset by a reduction in yield as the Company's variable rate loans repriced to lower current market rates. Interest expense increased by $1.1 million, or 48.3%, to $3.4 million for the nine months ended September 30, 1996 from $2.3 million for the comparable period of 1995. This increase in interest expense was primarily attributable to the increase in the Company's total deposits discussed above and the change in the composition of the Company's deposits, as a greater percentage of the Company's deposits were in time deposits, which generally pay higher rates of interest. As interest expense increased more rapidly than interest income, the Company experienced a reduction in its net interest margin from 4.88% for the nine months ended September 30, 1995 to 4.46% for the nine months ended September 30, 1996.

      Provision for Loan Losses
      The Company's provision for loan losses increased by $175 thousand to $365 thousand for the nine months ended September 30, 1996 from $190 thousand for the comparable period of 1995. This increase in the provision for loan losses reflects the increased size of the Company's total loan portfolio from September 30, 1995 to September 30, 1996.

      Non-Interest Income
      The Company's gain on sale of loans increased by $414 thousand to $1.1 million for the nine months ended September 30, 1996 from $654 thousand for the comparable period of 1995. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the States of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market.

      Non-Interest Expense
      The Company's other expenses increased by $1.6 million, or 56.1%, to $4.4 million for the nine months ended September 30, 1996 from $2.8 million for the comparable period of 1995. Increases include increase in salary and employee benefits of $643 thousand, occupancy expense of $386 thousand and other operating expense of $537 thousand. The increases in employee benefits, occupancy and other operating expenses were primarily attributable to the company's continued expansion, as the Company opened another branch during the 1996 period. In addition, the Company moved into its new headquarters building in March 1996. Other expense also increased during the nine months ended September 30, 1996 due to the one-time special assessment imposed by the FDIC to recapitalize the Savings Association Insurance Fund, which insures the Bank's deposits. The recapitalization has led to reduced insurance premiums for the Company, as the FDIC has adopted a new premium assessment schedule under which the highest rated institutions will pay only a $2,000 annual assessment and other institutions will pay premiums of up to 27 basis points of assessed deposits.

      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Net Income
      For the three months ended September 30, 1996, the Company earned net income of $127 thousand, a decrease from the $299 thousand earned for the comparable period of 1995 of 57.6%, or $173 thousand. Income for the three months ended September 30, 1996 was adversely affected by the Company's payment of a one time assessment of $370 thousand in connection with the recapitalization of the SAIF. Absent this one time assessment, the Company's net income would have increased by $50 thousand, or 16.5%, over net income for the comparable period of 1995. In addition, net income was adversely effected by an increase of $1.6 million in non-interest expense as the Company continued its expansion.

      Net Interest Income
      The Company's interest income increased by $751 thousand, or 36.2%, to $2.8 million for the three months ended September 30, 1996 from $2.1 million for the comparable period of 1995. The increase resulted from an increase in the Company's earning assets as discussed above, partially offset by a reduction in yield as the Company's variable rate loans repriced to lower current market rates. Interest expense increased by $427 thousand, or 37.8%, to $1.5 million for the three months ended September 30, 1996 from $1.1 million for the comparable period of 1995. This increase in interest expense was primarily attributable to the increase in the Company's total deposits discussed above and the change in the composition of the Company's deposits, as a greater percentage of the Company's deposits were in time deposits, which generally pay higher rates of interest. As interest expense increased more rapidly than interest income, the Company experienced a reduction in its net interest margin from 4.47% for the three months ended September 30, 1995 to 4.29% for the three months ended September 30, 1996.

      Provision for Loan Losses
      The Company's provision for loan losses increased by $63 thousand to $108 thousand for the three months ended September 30, 1996 from $44 thousand for the comparable period of 1995. This increase in the provision for loan losses reflects the increased size of the Company's total loan portfolio from September 30, 1995 to September 30, 1996.

      Non-Interest Income
      The Company's gain on sale of loans increased by $167 thousand to $450 thousand for the three months ended September 30, 1996 from $283 thousand for the comparable period of 1995. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the States of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market.

      Non-Interest Expense
      The Company's other expenses increased by $921 thousand, or 90.7%, to $1.9 million for the three months ended September 30, 1996 from $1.0 million for the comparable period of 1995. Increases include increase in salary and employee benefits of $223 thousand, occupancy expense of $152 thousand and other operating expense of $176 thousand. The increases in employee benefits, occupancy and other operating expenses were primarily attributable to the company's continued expansion, as the Company opened another branch on July 8, 1996. In addition, the Company moved into its new headquarters building in March 1996. Other expense also increased during the three months ended September 30, 1996 due to the one-time special assessment imposed by the FDIC to recapitalize the Savings Association Insurance Fund, which insures the Bank's deposits. The recapitalization has led to reduced insurance premiums for the Company, as the FDIC has adopted a new premium assessment schedule under which the highest rated institutions will pay only a $2,000 annual assessment and other institutions will pay premiums of up to 27 basis points of assessed deposits.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

Item 2.   Change in Securities

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

On December 13, 1996, the Registrant completed its initial public offering of 401,500 units. Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder thereof to purchase the share of stock at $15.75. The Registrant raised proceeds of $5,385,165 through the offering, net of expenses.

On January 13, 1997, the Registrant's common stock began trading on the American Stock Exchange under the Symbol "UBI."

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit Number 27.
Description - Financial Data Schedule

(b) None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITY BANCORP, INC.

Date:  February 25, 1997                            By:     JAMES HYMAN
                                                       -------------------------
                                                            James Hyman,
                                                        President and Chief
                                                         Operating Officer