Form 10KSB
period 1996-12-31
UNITY BANCORP INC /DE/
filed 1997-03-31
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 1-12431
                                                -------

                               UNITY BANCORP, INC.
-------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

             DELAWARE                                    22-3282551
------------------------------------            -------------------------------
    (State or other jurisdiction                      (I.R.S. employer
  of incorporation or organization)                  identification no.)

   64 Old Highway 22, Clinton, NJ                           08809
------------------------------------            -------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (908) 730-7630
                                               ---------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:                      Name of each exchange on which
                                          registered:

Common Stock, No Par Value                American Stock Exchange
--------------------------                -----------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No  X
                                                      ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1997, was $14,763,625.

     The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 1997, was 1,973,425.

     For the fiscal year ended December 31, 1996, the Issuer had total revenues of $13,264,013.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE



                10-KSB Item                        Document Incorporated
                -----------                        ---------------------

Item 6.   Management's Discussion             Registrant's Annual Report to
          and Analysis or Plan of             Shareholders under the caption
          Operation                           "Management Discussion and
                                              Analysis"

Item 7.   Financial Statements                Registrant's Annual Report to
                                              Shareholders under the caption
                                              "Consolidated Financial
                                              Statements"


Item 9.   Directors and Executive             Proxy Statement for 1997 Annual
          Officers of the Company;            Meeting of Shareholders to be
          Compliance with Section             filed no later than April 29, 1997
          16(a) of the Exchange Act

Item 10.  Executive Compensation              Proxy Statement for 1997 Annual
                                              Meeting of Shareholders to be
                                              filed no later than April 29, 1997

Item 11.  Security Ownership of               Proxy Statement for 1997 Annual
          Certain Beneficial Owners           Meeting of Shareholders to be
          and Management                      filed no later than April 29, 1997

Item 12.  Certain Relationships and           Proxy Statement for 1997 Annual
          Related Transactions                Meeting of Shareholders to be
                                              filed no later than April 29, 1997

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     Unity Bancorp, Inc. (the "Company" or "Registrant") is a one-bank holding company incorporated under the laws of the State of Delaware to serve as a holding company for First Community Bank (the "Bank"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994. The only significant activity of the Company is ownership and supervision of the Bank.

     The Bank opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office and five branches located in Clinton, North Plainfield, Flemington, Springfield, Scotch Plains and Union, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridor between the Bank's Clinton, New Jersey main office and its Union, New Jersey branch. This service area includes communities in Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren Counties, New Jersey.

     The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is a New Jersey chartered commercial bank whose deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The operations of the Company and the Bank are subject to the supervision and regulation of FRB, FDIC and the New Jersey Department of Banking (the "Department").

     The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630.


BUSINESS OF THE COMPANY

     The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional and community-oriented commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its service area. The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, home equity and personal loans.

SERVICE AREA

     The Company's primary service area is defined as the neighborhoods served by the Bank's offices. The Bank's main office, located in Clinton, in combination with its Flemington office, serve the greater area of Hunterdon County. The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County. The Bank's Springfield, Scotch Plains and Union offices serve the majority of the communities in Union County, and the southwestern communities of Essex County.

     The Company has a secondary service area along the Route 78/Route 22 corridor between its two Hunterdon County offices and its offices located in Union County. In addition to the previously mentioned Interstate highways, the Bank's primary and secondary service areas also have access to a major network of other roads which includes Route 287 and Route 202.

COMPETITION

     The Company is located in an extremely competitive area. The Company's service area is already serviced by major regional banks, large thrift institutions and by a variety of credit unions. Most of the Company's competitors have substantially more capital and therefore greater lending limits than the Company. The Company's competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds. The Company relies upon the competitive pricing of its loans, deposits and other services as well as its ability to provide local decision making and personal service in order to compete with these larger institutions.

EMPLOYEES

     The Company employs 80 full-time and 6 part-time employees. None of the Company's employees are represented by any collective bargaining agreements. The Company believes that its relations with its employees are good.

                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

BANK HOLDING COMPANY REGULATION

     GENERAL. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "BHCA"), the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti- competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

     Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES. The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non-bank activity involving significant leverage; or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio of total capital at risk- weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital," may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighing. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing. Short term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancelable commitments have a 0% risk-weighing.

     In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

BANK REGULATION

     As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

     INSURANCE OF DEPOSITS. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the SAIF of the FDIC. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") effected a major restructuring of the federal regulatory framework applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund. In compliance with this mandate, FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

     DIVIDEND RIGHTS. Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

     RECENT REGULATORY ENACTMENTS. On September 30, 1996, the Deposit Insurance Fund Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the SAIF by charging all SAIF member institutions a one time special assessment of 65.7 basis points of the institution's SAIF assessable deposits as of March 31, 1995. Certain institutions, like the Bank, which were chartered as de novo SAIF-insured commercial banks received a reduction in their assessment of 20%. Based upon the Bank's March 31, 1995 SAIF assessable deposits, the after tax cost to the Bank of the special assessment, recognized in the third quarter of 1996, was $222,300. As a result of the recapitalization of the SAIF, FDIC premium assessments to SAIF members, both in the form of insurance premiums and for repayment of the Federal Finance Corporation obligations, have been reduced from 23 basis points to 6.4 basis points for the healthiest thrift institutions. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. If a single charter is adopted, the Bank Insurance Fund ("BIF") and SAIF will be merged on January 1, 1999. At that time, all insured institutions will pay the same FDIC assessment. The Deposit Act also contains a provision which prohibits deposit migration for the purposes of evading the premium differential between BIF and SAIF members. At this time, management of the Company is unable to predict when or if a unified federal charter will be adopted and when and if the BIF and the SAIF will be merged, or the effect, if any, of these events upon the Company.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that, commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey- based bank holding companies.

     The second major provision of the Interstate Act permits, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States may, by legislation passed before June 1, 1997, opt out of the interstate bank merger provisions of the Interstate Act. In addition, states may elect to opt in and allow interstate bank mergers prior to June 1, 1997.

     A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching.

     In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation does not permit interstate de novo branching. This legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its five branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1996.

                                   Leased                      Date of Lease
Location                          or Owned                      Expiration
--------                          --------                      ----------
64 Old Highway 22                  Leased                         7/3/04
Clinton, NJ

450 Somerset Street                 Owned                           N/A
North Plainfield, NJ

110 Main Street                    Leased                         3/31/98
Flemington, NJ

733 Mountain Avenue                Leased                         9/30/98
Springfield, NJ

2222 South Avenue                  Leased                         4/30/06
Scotch Plains, NJ

752 Stuyvesent Avenue              Leased                        10/31/99
Union, NJ

===============================================================================

ITEM 3.  LEGAL PROCEEDINGS

     The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1996.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Commencing on January 13, 1997, the Company's Common Stock began trading on the American Stock Exchange under the symbol "UBI." Prior to that time, commencing in November, 1995, the Common Stock became listed for trading on the NASDAQ Bulletin Board. Prior to trading on the NASDAQ Bulletin Board, the Common Stock was not traded on any recognized securities exchange. As of

December 31, 1996, there were 852 stockholders of record of the Common Stock.

     The following table sets forth the high and low bid prices of the Common Stock, as reported on the NASDAQ Bulletin Board from November, 1995, the date the Company first became listed on the NASDAQ Bulletin Board, to December 31, 1996. The high and low bid prices reflect interdealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The table also sets forth cash dividends paid on the Common Stock. The bid prices and dividends give retroactive effect to the Company's five for four stock split paid on October 28, 1996.


===============================================================================
                                                           Bid
                                           ------------------------------------
-------------------------------------------------------------------------------
                                                                         Cash
                                             High          Low         Dividend
                                             ----          ---         --------
-------------------------------------------------------------------------------
1995:

4th Quarter.............................   $12.00        $11.20          $.04

-------------------------------------------------------------------------------
1996:

1st Quarter.............................    13.00         11.20           .05

-------------------------------------------------------------------------------

2nd Quarter.............................    14.20         12.00           .05

-------------------------------------------------------------------------------

3rd Quarter ............................    14.00         13.00           .05

-------------------------------------------------------------------------------

4th Quarter.............................    13.50         12.75           .10

===============================================================================


     The Company began paying a cash dividend in the first quarter of 1995 and has paid a quarterly dividend each quarter since. The Company's current dividend is $.06 per share. Additionally, the Company issued 10% stock dividends during 1992 and 1993 and a 5% stock dividend in 1996.

     The future payment of cash dividends, if any, by the Company will be determined from time to time by the Board of Directors which will consider, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements and regulatory limitations. Funds for the payment of cash dividends by the Company are derived from dividends paid by the Bank to the Company. Accordingly, restrictions on the Bank's ability to pay cash dividends directly affect the payment of cash dividends by the Company. The Bank is subject to certain limitations on the amount of cash dividends that it may pay under the Banking Act, which provides that a bank may pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. As of December 31, 1996, the Bank had $4,642,430 available for the payment of dividends to the Company pursuant to these restrictions.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this item is incorporated by reference from the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis."


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference from the Registrant's Annual Report to Shareholders under the caption "Consolidated Financial Statements."

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the captions "PROPOSAL 1. ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.

===============================================================================

                                                        Principal Occupation
                                                        During Past Five
Name, Age and Position        Officer Since (1)         Years
----------------------        -----------------         --------------------
-------------------------------------------------------------------------------
Thomas B. Maresca, 39,              1991                Chief Financial
Chief Financial Officer                                 Officer of the
of the Company; Senior                                  Company since its
Vice President of the                                   inception; Senior
Bank.                                                   Vice President of the
                                                        Bank since 1994;
                                                        employed by the Bank
                                                        since its inception.

-------------------------------------------------------------------------------
Peter G. Schoberl, 42,              1995                Executive Vice
Executive Vice                                          President and Senior
President and Senior                                    Lending Officer of
Lending Officer of the                                  the Bank since 1995.
Bank                                                    Previously, Senior
                                                        Vice President and
                                                        Senior Lending
                                                        Officer of American
                                                        Union Bank from 1990
                                                        to 1995.
===============================================================================

---------------
(1) Includes prior service as an officer of the Bank.

ITEM 10.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "EXECUTIVE COMPENSATION," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "Certain Transactions with Management," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
Number                   Description of Exhibits
-------                  -----------------------
3(i)         Certificate of Incorporation of the Company, as amended(2)

3(ii)        Bylaws of the Company(1)

4(i)         Warrant Agreement/Form of Warrant(2)

4(ii)        Form of Stock Certificate(2)

4(iii)       1994 Stock Option Plan for Employees(1)

4(iv)        1994 Stock Option Plan for Non-Employee Directors(1)

4(v)         Stock Bonus Plan(2)

4(vi)        Subscription Agreement(2)

10(i)        Lease Agreement (for Clinton, NJ main office)(2)

10(ii) Lease Agreement for Flemington Branch Office; Addenda to Lease and Lease for Parking(2)

10(iii)      Lease Agreement for Springfield Branch Office(2)

10(iv)       Lease Agreement for Scotch Plains Office(2)

10(v) 1994 Stock Option Plan for Employees and 1994 Stock Option Plan for Non-Employee Directors (See Exhibits 4(iii) and 4(iv))

10(vi)       Change in Control Agreement(2)

10(vii)      Stock Bonus Plan (See Exhibit 4(v))

13           Annual Report to Shareholders for the year ended December 31, 1996

21           Subsidiaries of the Registrant.

23           Consent of Arthur Andersen LLP

27           Financial Data Schedule

----------------
(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-76392.

(2) Incorporated by reference from Exhibits 3(i) to 27 from the Registrant's Registration Statement on Form SB-2, Registration No. 333-12565.


     (b) Reports on Form 8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     UNITY BANCORP, INC.



                                                     By: /s/ JAMES HYMAN
                                                        -----------------------
                                                        James Hyman
                                                        President and
                                                        Chief Operating Officer

Dated:  March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

================================================================================
           NAME                           TITLE                       DATE
--------------------------------------------------------------------------------
                                   Chairman of the Board
                                   and Chief Executive
/s/ ROBERT J. VAN VOLKENBURGH      Officer                       March 24, 1997
-----------------------------
Robert J. Van Volkenburgh
--------------------------------------------------------------------------------
                                   President, Chief
                                   Operating Officer and
/s/ JAMES HYMAN                    Director                      March 24, 1997
-----------------------------
James Hyman
--------------------------------------------------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial
/s/ THOMAS B. MARESCA              and Accounting Officer)       March 24, 1997
-----------------------------
Thomas B. Maresca
--------------------------------------------------------------------------------
                                   Vice Chairman and
/s/ DAVID D. DALLAS                Corporate Secretary           March 24, 1997
-----------------------------
David D. Dallas
--------------------------------------------------------------------------------

/s/ WALTER HAZARD                  Director                      March 24, 1997
-----------------------------
Walter Hazard
--------------------------------------------------------------------------------

/s/ PETER P. DETOMMASO             Director                      March 24, 1997
-----------------------------
Peter P. DeTommaso
--------------------------------------------------------------------------------

================================================================================

                               UNITY BANCORP, INC.

                                INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits
-------                    -----------------------
3(i)           Certificate of Incorporation of the Company, as amended(2)

3(ii)          Bylaws of the Company(1)

4(i)           Warrant Agreement/Form of Warrant(2)

4(ii)          Form of Stock Certificate(2)

4(iii)         1994 Stock Option Plan for Employees(1)

4(iv)          1994 Stock Option Plan for Non-Employee Directors(1)

4(v)           Stock Bonus Plan(2)

4(vi)          Subscription Agreement(2)

10(i)          Lease Agreement (for Clinton, NJ main office)(2)

10(ii) Lease Agreement for Flemington Branch Office; Addenda to Lease and Lease for Parking(2)

10(iii)        Lease Agreement for Springfield Branch Office(2)

10(iv)         Lease Agreement for Scotch Plains Office(2)

10(v)          1994 Stock Option Plan for Employees and 1994 Stock Option
               Plan for Non-Employee Directors (See Exhibits 4(iii) and 4(iv))

10(vi)         Change in Control Agreement(2)

10(vii)        Stock Bonus Plan (See Exhibit 4(v))

13             Annual Report to Shareholders for the Year Ended
               December 31, 1996

21             Subsidiaries of the Registrant

23             Consent of Arthur Andersen LLP

27             Financial Data Schedule

------------------
(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-76392.

(2) Incorporated by reference from Exhibits 3(i) to 27 from the Registrant's Registration Statement on Form SB-2, Registration No. 333-12565.