Form 10QSB
period 1997-03-31
UNITY BANCORP INC /DE/
filed 1997-05-15
CIK 920427

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

    ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _______.


                        Commission file number: 1-12431



                              UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   NEW JERSEY                                  22-3282551
       -------------------------------                      ----------------
       (State or other jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                       Identification)



     64 OLD HIGHWAY 22, CLINTON, NEW JERSEY                       08809
    ---------------------------------------                    ----------
    (Address of principal executive offices)                   (zip code)



                                 (908)730-7630
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X      NO
                                          ---        ---

The number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 1997: Common Stock, No Par Value: 1,975,275 shares outstanding.


Transitional Small Business Disclosure Format (check one):  YES        NO  X
                                                                ---       ---

================================================================================

                                  PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                UNITY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      March 31,       December 31,
                                                                        1997              1996
                                                                    ------------      ------------
                                                                    (unaudited)

ASSETS

Cash and due from banks ......................................      $ 22,826,083      $ 15,848,021
Federal funds sold ...........................................        17,550,000        17,600,000
                                                                    ------------      ------------
          Total cash and cash equivalents ....................        40,376,083        33,448,021
                                                                    ------------      ------------
Securities
  Available for sale (at market value) .......................         9,490,787        11,152,967
  Held to maturity (aggregate market value
    of $26,864,305 and $25,246,902) ..........................        27,801,759        25,999,907
                                                                    ------------      ------------
                                                                      37,292,546        37,152,874
                                                                    ------------      ------------
Loans (including loans held for sale of
  $1,507,516 and $2,041,650) .................................       105,273,943        97,847,453
    Less: Unearned income ....................................            24,665            19,544
          Allowance for possible loan losses .................           941,825           886,465
                                                                    ------------      ------------
          Net loans ..........................................       104,307,453        96,941,444
                                                                    ------------      ------------
Premises and equipment, net ..................................         3,492,733         3,103,931
Accrued interest receivable ..................................         1,081,533         1,052,809
Other assets .................................................         1,026,784           988,597
                                                                    ------------      ------------
          TOTAL ASSETS .......................................      $187,577,132      $172,687,676
                                                                    ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Demand
    Noninterest Bearing ......................................      $ 33,830,350      $ 31,385,323
    Interest bearing .........................................        25,222,347        21,282,010
  Savings ....................................................        26,876,355        24,976,839
  Time (includes deposits $100,000 and
    over of $14,263,000 and $13,801,000) .....................        82,060,677        75,910,888
                                                                    ------------      ------------
          Total deposits .....................................       167,989,729       153,555,060
                                                                    ------------      ------------
Obligation under capital lease ...............................           356,265           380,275
Accrued interest payable .....................................           645,376           533,695
Accrued expenses and other liabilities .......................           410,054           228,645
                                                                    ------------      ------------
          Total liabilities ..................................       169,401,424       154,697,675
                                                                    ------------      ------------
Commitments and contingencies Shareholders' Equity
  Common stock, no par value, 2,500,000
    shares authorized; 1,973,425 and
    1,964,113 issued and outstanding .........................        16,977,113        16,867,120
  Retained earnings ..........................................         1,281,139         1,183,357
  Net unrealized loss on available for sale securities .......           (82,544)          (60,476)
                                                                    ------------      ------------
          Total Shareholders' Equity .........................        18,175,708        17,990,001
                                                                    ------------      ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........      $187,577,132      $172,687,676
                                                                    ============      ============


                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
Interest Income
  Interest on loans ..............................    $2,348,710      $1,617,092
  Interest on Securities .........................       696,642         683,837
  Interest on Federal Funds Sold .................       227,145         105,695
                                                      ----------      ----------
      Total interest income ......................     3,272,497       2,406,624
                                                      ----------      ----------

Interest expense .................................     1,426,458       1,050,360
                                                      ----------      ----------
Net interest income ..............................     1,846,039       1,356,264
                                                      ----------      ----------
Provision for possible loan losses ...............        58,316         139,483
                                                      ----------      ----------
Net interest income after provision
  for possible loan losses .......................     1,787,723       1,216,781
                                                      ----------      ----------
Other income
  Service charges on deposits ....................       162,970          85,224
  Gain on sale of loans ..........................       270,061         252,378
  Gain on sale of securities .....................          --            31,850
  Other income ...................................       131,397          68,060
                                                      ----------      ----------
      Total other income .........................       564,428         437,512
                                                      ----------      ----------
Other expenses
  Salaries and employee benefits .................     1,047,931         626,074
  Occupancy expense ..............................       257,570         123,001
  Other operating expenses .......................       725,645         555,784
                                                      ----------      ----------
      Total other expenses .......................     2,031,146       1,304,859
                                                      ----------      ----------
Income before taxes ..............................       321,005         349,434
Provision for income taxes .......................       124,553         135,762
                                                      ----------      ----------
Net income .......................................    $  196,452      $  213,672
                                                      ==========      ==========

Net income per share .............................         $0.10           $0.17
                                                           =====           =====

Weighted average shares outstanding ..............     1,972,238       1,283,966


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     UNITY BANCORP, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)


                                                                                   For the three months
                                                                                      ended March 31,
                                                                              -----------------------------
                                                                                  1997              1996
                                                                              -----------       -----------
Operating activities:
  Net income .............................................................    $   196,452       $   213,672
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities
      Provision for possible loan losses .................................         58,316           139,483
      Depreciation and amortization ......................................        137,009            58,037
      Net gain on sale of securities .....................................           --             (31,851)
      Gain on sale of loans ..............................................        270,061           252,378
      Amortization of securities premiums, net ...........................          7,007            15,866
      Deferred tax benefit ...............................................         14,712            58,683
      Increase in accrued interest Receivable ............................        (28,724)          (34,444)
      Increase in other assets ...........................................        (38,186)         (238,730)
      Increase (decrease) in accrued interest payable ....................        111,681           (12,070)
      Increase (decrease) in accrued expenses and other liabilities ......        153,949          (219,688)
                                                                              -----------       -----------
            Net cash provided by operating activities ....................        882,277           201,336
                                                                              -----------       -----------
Investing activities:
  Proceeds from sales of securities available for sale ...................           --           1,234,436
  Purchases of securities held to maturity ...............................     (3,997,188)       (1,006,172)
  Purchases of securities available for sale .............................       (154,700)       (3,873,921)
  Maturities and principal payments on securities
    held to maturity .....................................................      2,192,136           317,036
  Maturities and principal payments on securities
    available for sale ...................................................      1,776,291         4,007,632
  Proceeds from sale of loans ............................................      2,549,124         3,660,501
  Net increase in loans ..................................................    (10,243,510)      (14,672,835)
  Capital expenditures ...................................................       (522,360)         (635,229)
                                                                              -----------       -----------
            Net cash used in investing activities ........................     (8,400,207)      (10,968,552)
                                                                              -----------       -----------
Financing activities:
  Increase in deposits ...................................................     14,434,670         8,038,733
  Proceeds from issuance of common stock, net ............................        109,993             7,917
  Other ..................................................................           --                --
  Cash Dividends .........................................................        (98,671)          (55,066)
                                                                              -----------       -----------
            Net cash provided by financing activities ....................     14,445,992         7,991,584
                                                                              -----------       -----------
Increase (decrease) in cash and cash equivalents .........................      6,928,062        (2,775,632)
Cash and cash equivalents at beginning of year ...........................     33,448,021        24,689,858
                                                                              -----------       -----------
Cash and cash equivalents at end of year .................................    $40,376,083       $21,914,226
                                                                              ===========       ===========
Supplemental disclosures:
  Interest paid ..........................................................    $ 1,291,116       $ 1,062,429
                                                                              ===========       ===========
  Income taxes paid ......................................................    $    75,000       $   375,000
                                                                              ===========       ===========


                        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements of Unity Bancorp, Inc. (the "Company") and its subsidiary, First Community Bank (the "Bank"), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited.

    Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1996.

    The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

2.  Securities:

    Information with regard to the Company's securities portfolio at March 31, 1997 is as follows:

                                                                                   March 1997
                                                             --------------------------------------------------------
                                                                              Gross        Gross          Estimated
                                                              Amortized     realized     Unrealized         Market
                                                                Cost          Gains        Losses            Value
                                                             -----------     -------     -----------      -----------

    HELD TO MATURITY
    Obligations of U.S. Government agencies .............    $ 7,037,142     $39,176     $   (18,633)     $ 7,057,685
    U.S.Government sponsored agencies ...................     12,006,236           0        (691,213)      11,315,023
    Mortgage-backed securities ..........................      8,262,630      28,856        (299,759)       7,991,727
    Corporate debt securities ...........................        495,751       4,119            --            499,870
                                                             -----------     -------     -----------      -----------
        TOTAL HELD TO MATURITY ..........................    $27,801,759     $72,151     $(1,009,605)     $26,864,305
                                                             ===========     =======     ===========      ===========

    AVAILABLE FOR SALE
    U.S. Treasury securities ............................    $   350,298     $   360     $      --        $   350,658
    U.S. Government sponsored agencies ..................      5,966,326       1,972         (63,625)       5,904,673
    Obligations of states and political subdivisions ....        602,750         390            --            603,140
    Mortgage-backed securities ..........................         96,604          17            --             96,621
    Corporate debt securities ...........................      2,017,387       1,165            (557)       2,017,995
    FHLB stock ..........................................        517,700           0            --            517,700
                                                             -----------     -------     -----------      -----------
        TOTAL AVAILABLE FOR SALE ........................    $ 9,551,065     $ 3,904     $   (64,182)     $ 9,490,787
                                                             ===========     =======     ===========      ===========


    The amortized cost and estimated market value of securities at March 31, 1997, by contractual maturity, are shown below:

                                                                      Estimated
                                                      Amortized         Market
                                                        Cost            Value
                                                     -----------     -----------
      HELD TO MATURITY
      Due after 1 year -- 5 years ................   $ 5,739,172     $ 5,721,132
      Due after 5 years -- 10 Years ..............     5,512,815       5,271,885
      Due after 10 years .........................     8,287,142       7,879,561
      Mortgage-backed securities .................     8,262,630       7,991,727
                                                     -----------     -----------
                                                     $27,801,759     $26,864,305
                                                     ===========     ===========
      AVAILABLE FOR SALE
      Due under 1 year ...........................   $ 5,950,662     $ 5,953,993
      Due after 1 year -- 5 years ................     2,986,099       2,922,473
      FHLB Stock .................................       517,700         517,700
      Mortgage-backed securities .................        96,604          96,621
                                                     -----------     -----------
                                                     $ 9,551,065     $ 9,490,787
                                                     ===========     ===========


    Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

    Securities with carrying values aggregating $350,000 were pledged to secure public deposits at March 31, 1997.

3.  Loans:

    Loans outstanding by classification as of March 31, 1997 are as follows:


                                                         March 31, 1997
                                                         --------------
        Loans secured by real estate--
          Residential properties .....................   $  27,818,545
          Nonresidential properties ..................      43,776,303
          Construction loans .........................      11,913,562
        Commercial and industrial loans ..............      17,454,456
        Loans to individuals .........................       4,311,077
                                                         --------------
                                                          $105,273,943
                                                          ============


    As of March 31, 1997, loans accounted for on a nonaccrual basis amounted to approximately $989,403. The interest income that would have been recorded had these loans performed under the original contract terms was $27,245 for the three months ended March 31, 1997. At March 31, 1997, $233,763 in loans were past due greater than 90 days but still accruing interest.

    As of March 31, 1997, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $989,403 and the related valuation allowance was $114,568. This valuation allowance is included in the allowance for possible loan losses in the accompanying statement of condition.

    As of March 31, 1997, approximately 80% of the Company's loans were secured by real estate. As such, a substantial portion of the Company's borrowers' ability to repay their loans is dependent on the economic environment of the real estate industry in the Company's market area.

    In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company's normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:


          Balance at December 31, 1996 ..................   $ 5,906,120
          New Loans .....................................     1,804,019
          Repayments ....................................    (1,664,000)
                                                            -----------
          Balance at March 31, 1997 .....................   $ 6,046,139
                                                            ===========


4.  Allowance for Possible Loan Losses:

    The allowance for possible loan losses is based on estimates and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

    An analysis of the change in the allowance for possible loan losses during 1997, is as follows:

                                                               March 31,
                                                                 1997
                                                               --------
          Balance at beginning of year ....................    $886,465
          Provision charged to expense ....................      58,316
          Loans charged-off ...............................      (2,956)
          Recoveries on loans previously charge ...........           0
                                                               --------
          Balance at end of period ........................    $941,825
                                                               ========

5.  Shareholders' Equity:

    In December 1996, the Company completed a stock offering resulting in the issuance of 401,500 shares of common stock and, attached to each share, a nontransferable warrant to purchase one share of common stock at an exercise price of $15.75 at any time within two years after the offering. As of March 31, 1997, outstanding warrants totaled 401,500.

    On April 29, 1994, the Company's shareholders approved the 1994 Employee Nonqualified Stock Option Plan Employee Plan) and the 1994 Nonemployee Director Stock Option Plan (the Director Plan).

    Transaction under the plan are summarized as follows:

                                                                    Exercise
                                                      Number          Price
                                                    of Shares       Per Share
                                                    ---------     -------------
    Oustanding, December 31, 1996 ...............     49,999      $ 9.72-$10.80
    Options granted .............................     37,000       11.48-$13.38
    Options exercised ...........................       (312)              9.72
    Options expired .............................
                                                      ------      -------------
    Outstanding March 31, 1997 ..................     86,687      $ 9.72-$13.38
                                                      ======      =============


    The following table summarizes information about stock options outstanding at March 31, 1997:

                              Number           Remaining          Number
         Exercise          Outstanding at     Contractual     Exercisable at
          Price            March 31, 1997        Life         March 31, 1997
         --------          --------------     -----------     --------------
          $10.80               38,125         3.75 years          38,125
            9.72               11,562         3.75 years          11,562
           13.38               24,000         4.75 years          24,000
           11.48               13,000         4.75 years          13,000
          ------               ------         ----------          ------
          $11.47               86,687         4.18 years          86,687
          ======               ======         ==========          ======


    In addition, select key employees and board members are eligible to participate in the company's Stock Award Plan. The Company granted 9,000 shares to its directors in January 1997, resulting in a charge to operations of approximately $140,000. As of March 31, 1997, the Company has 12,929 shares reserved for issuance under the Stock Award Plan.

    The Board of Directors declared a cash dividend on March 25, 1997. Stockholders of record on April 15, 1997 received a $.05 per share cash dividend, paid on May 5, 1997.

6.  Premises and Equipment:

    The detail of premises and equipment as of March 31, 1997 is as follows:


                                                                  March 31,
                                                                    1997
                                                                 ----------
       Land and building ....................................    $1,337,007
       Furniture, fixtures and equipment ....................     1,634,771
       Leasehold improvements ...............................     1,332,292
                                                                 ----------
                                                                  4,304,070
       Less-Accumulated depreciation and amortization .......      (811,337)
                                                                 ----------
                                                                 $3,492,733
                                                                 ==========

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


FINANCIAL CONDITION AT MARCH 31, 1997

The Company's total assets increased to $187.6 million at March 31, 1997, $14.9 million, or 8.6%, above year end 1996 total assets of $172.7. Total loans increased by 7.6%, to $104.3 million from $96.9 million at December 31, 1996. The Company's securities portfolio, including securities held to maturity and available for sale, remained relatively unchanged from $37.3 million at March 31, 1997, compared to $37.2 million at December 31, 1996. Shareholders' equity increased to $18.2 million at March 31, 1997 from $18.0 million at December 31, 1996, an increase of 1.0%, or $200 thousand. The growth in the Company's total assets, loans receivable and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line. The increase in the Company's shareholders' equity was primarily attributable to the Company's increase in retained earnings, issuance of stock awards and exercise of stock options as of March 31, 1997. These increases in total assets were funded primarily by the Company's total deposits which increased to $168.0 million at March 31, 1997, an increase of $14.4 million, or 9.4%, over total deposits of $153.6 million at December 31, 1996. Time deposits increased by $6.1 million, or 9.4% and interest bearing demand deposits increased by $3.9 million, or 18.5%. The increase in time deposits was primarily caused by the Company's promotional activities at its new locations, as well as the Company's continued penetration of its existing markets. Deposits are obtained primarily from the market areas which the Company serves. As of March 31, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED MARCH 31, 1997 AND 1996

   NET INCOME

For the three months ended March 31, 1997, the Company earned net income of $196 thousand, or $.10 per share, compared to net income of $214 thousand, or $.17 per share, earned for the comparable period of 1996. Earnings per share were calculated on 1,972,238 weighted average shares outstanding at March 31, 1997, compared to 1,283,966 shares outstanding a year earlier, a 53.6% increase totaling 688,272 shares. The changes in the components of net income included a $571 thousand, or 46.9%, increase in net interest income after provision for loan losses, and a $127 thousand, or 29.0% increase in non-interest income. These items were offset by an increase in non-interest expenses of $726 thousand, or 55.7%, as the Company continued its branch expansion and increased staff required to support and deliver its new products.

   NET INTEREST INCOME

The Company's interest income increased by $866 thousand, or 36.0%, to $3.3 million for the three months ended March 31, 1997 from $2.4 million for the comparable period of 1996. The increase resulted from a $49.3 million increase in the Company's average earning assets. Interest expense increased by $376 thousand, or 35.8%, to $1.4 million for the three months ended March 31, 1997 from $1.1 million for the comparable period of 1996. This increase in interest expense was primarily attributable to the $49.0 million, or 41.1%, increase in the Company's total deposits from $119.0 million as of March 31, 1996 to $168.0 million as of March 31, 1997 and the change in the composition of the Company's deposits, as a greater percentage of the Company's deposits were in time deposits, which generally pay higher rates of interest. As interest expense increased more rapidly than interest income, the Company experienced a reduction in its net interest margin from 4.55% for the three months ended March 31, 1996 to 4.43% for the three months ended March 31, 1997.


   PROVISION FOR LOAN LOSSES

The Company's provision for loan losses decreased by $81 thousand to $58 thousand for the three months ended March 31, 1997 from $139 thousand for the comparable period of 1996. This decrease in the provision for loan losses reflects the $7.4 million growth in the loan portfolio for the three month per ended March 31, 1997, compared to a $10.7 million growth for the same period ended March 31, 1996.


   NON-INTEREST INCOME

Service charges on deposits increased $78 thousand to $163 thousand for the three months ended March 31, 1997, a 91.2% increase over $85 thousand reported March 31, 1996. The majority of the increase is due to growth in the demand accounts which includes higher volumes of transactions processed along with repricing transaction fees in March 1996.

Other income increased 93%, to $131 thousand for the three month period ending March 31, 1997 due to a larger portfolio of loan serviced and two new loan products which accounted for an increase in loan application and appraisal fee income. In January 1997, the Company introduced two new products to augment its lending efforts, a full-service residential mortgage department and "Cash Flow Manager". The mortgage department offers a variaty of traditional fixed and variable rate products. "Cash Flow Manager" involves the purchase of accounts receivables on a recourse basis as a means of generating both fees and interest income to the Company and providing small businesses with a means of increasing their cash availablity for operating needs or expansion plans.

The Company's gain on sale of loans increased by $17 thousand to $270 thousand for the three months ended March 31, 1997 from $252 thousand for the comparable period of 1996. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market.


   NON-INTEREST EXPENSE

The Company's other expenses increased by $726 thousand, or 55.6%, to $2.0 million for the three months ended March 31, 1997 from $1.3 million for the comparable period of 1996. Increases $422 thousand in salaries and employee benefits, $135 thousand in occupancy expenses and $170 thousand in other operating expenses. The increases in employee benefits, occupancy and other operating expenses were primarily attributable to the company's continued expansion, as the Company opened two new branches in July and December 1996 and added two new loan products in January 1997. In addition, the Company completed the move into its new headquarters building in April 1996.

                          PART II -- OTHER INFORMATION

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

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibit Number 27.
        Description -- Financial Data Schedule

   (b)  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITY BANCORP, INC.



Date:  May 14, 1997                        By: /s/ JAMES HYMAN
                                               --------------------------------
                                               James Hyman,
                                               President and Chief
                                               Operating Officer