Form 10QSB
period 1997-06-30
UNITY BANCORP INC /DE/
filed 1997-08-14
CIK 920427

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission file number: 1-12431



                               UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                         22-3282551
    -------------------------------                            ----------------
    (State or other jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                             Identification)


 64 OLD HIGHWAY 22, CLINTON, NEW JERSEY                              08809
----------------------------------------                          ----------
(Address of principal executive offices)                          (zip code)


                                 (908) 730-7630
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 12, 1997: Common Stock, No Par Value: 1,977,525 shares outstanding: Warrants, No Par Value: 399,650.

Transitional Small Business Disclosure Format (check one):

                                YES         NO  X
                                    ---        ---

================================================================================

                                            PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          UNITY BANCORP, INC. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         June 30,        December 31,
                                                                                           1997              1996
                                                                                       ------------      ------------
                                                                                        (unaudited)

ASSETS

Cash and due from banks ...........................................................    $ 20,366,708      $ 15,848,021
Federal funds sold ................................................................       6,550,000        17,600,000
                                                                                       ------------      ------------
        Total cash and cash equivalents ...........................................      26,916,708        33,448,021
                                                                                       ------------      ------------
Securities
    Available for sale (at market value) ..........................................      18,513,660        11,152,967
    Held to maturity (aggregate market value of $27,919,220 and $25,246,902) ......      28,618,778        25,999,907
                                                                                       ------------      ------------
                                                                                         47,132,438        37,152,874
                                                                                       ------------      ------------
Loans (including loans held for sale of $2,387,122 and $2,041,650) ................     116,000,008        97,847,453
    Less:  Unearned income ........................................................          13,859            19,544
           Allowance for possible loan losses .....................................       1,055,329           886,465
                                                                                       ------------      ------------
           Net loans ..............................................................     114,930,820        96,941,444
                                                                                       ------------      ------------
Premises and equipment, net .......................................................       3,585,603         3,103,931
Accrued interest receivable .......................................................       1,262,648         1,052,809
Other assets ......................................................................       1,171,187           988,597
                                                                                       ------------      ------------
        Total assets ..............................................................    $194,999,404      $172,687,676
                                                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Demand
    Noninterest Bearing ...........................................................    $ 36,226,052      $ 31,385,323
    Interest bearing ..............................................................      24,736,327        21,282,010
  Savings .........................................................................      28,888,182        24,976,839
  Time (includes deposits $100,000 and over of $16,604,551 and $13,801,000) .......      85,157,105        75,910,888
                                                                                       ------------      ------------
        Total deposits ............................................................     175,007,666       153,555,060
                                                                                       ------------      ------------
Obligation under capital lease ....................................................         349,197           380,275
Accrued interest payable ..........................................................         572,543           533,695
Accrued expenses and other liabilities ............................................         445,204           228,645
                                                                                       ------------      ------------
        Total liabilities .........................................................     176,374,610       154,697,675
                                                                                       ------------      ------------
Commitments and contingencies Shareholders' Equity
  Common stock, no par value, 7,500,000 shares authorized;
    1,977,525 and 1,964,113 issued and outstanding ................................      17,032,501        16,867,120
  Retained earnings ...............................................................       1,644,492         1,183,357
  Net unrealized loss on available for sale securities ............................         (52,199)          (60,476)
                                                                                       ------------      ------------
        Total Shareholders' Equity ................................................      18,624,794        17,990,001
                                                                                       ------------      ------------
        Total liabilities and Shareholders' Equity ................................    $194,999,404      $172,687,676
                                                                                       ============      ============


         The accompanying notes to consolidated financial statements are an integral part of these statements.


                                      UNITY BANCORP, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                            June 30,                        June 30,
                                                   --------------------------      --------------------------
                                                      1997            1996            1997            1996
                                                   ----------      ----------      ----------      ----------
Interest Income
  Interest on loans ...........................    $2,704,250      $1,869,586      $5,052,960      $3,486,678
  Interest on Securities ......................       807,768         605,040       1,504,410       1,288,877
  Interest on Federal Funds Sold ..............       181,148          68,149         408,293         173,844
                                                   ----------      ----------      ----------      ----------
    Total interest income .....................     3,693,166       2,542,775       6,965,663       4,949,399
                                                   ----------      ----------      ----------      ----------

Interest expense ..............................     1,541,772       1,085,780       2,968,230       2,136,140
                                                   ----------      ----------      ----------      ----------
Net interest income ...........................     2,151,394       1,456,995       3,997,433       2,813,259
                                                   ----------      ----------      ----------      ----------
Provision for possible loan losses ............       176,871         117,805         235,187         257,288
                                                   ----------      ----------      ----------      ----------
Net interest income after provision ...........     1,974,523       1,339,190       3,762,246       2,555,971
                                                   ----------      ----------      ----------      ----------
Other income
  Service charges on deposits .................       172,039         138,497         335,009         223,721
  Gain on sale of loans .......................       506,418         365,233         776,479         617,611
  Gain on sale of securities ..................          --              --              --            31,850
  Other income ................................       133,414         108,962         264,811         177,022
                                                   ----------      ----------      ----------      ----------
    Total other income ........................       811,871         612,692       1,376,299       1,050,204
                                                   ----------      ----------      ----------      ----------
Other expenses
  Salaries and employee benefits ..............       976,371         668,423       2,024,302       1,294,497
  Occupancy expense ...........................       268,369         205,167         525,939         328,168
  Other operating expenses ....................       783,494         612,813       1,509,139       1,168,597
                                                   ----------      ----------      ----------      ----------
    Total other expenses ......................     2,028,234       1,486,403       4,059,380       2,791,262
                                                   ----------      ----------      ----------      ----------
Income before taxes ...........................       758,160         465,479       1,079,165         814,913
Provision for income taxes ....................       295,932         176,533         420,485         312,295
                                                   ----------      ----------      ----------      ----------
Net income ....................................    $  462,228      $  288,946      $  658,680      $  502,618
                                                   ==========      ==========      ==========      ==========

Net income per share ..........................    $     0.23      $     0.21      $     0.33      $     0.38

Weighted average shares outstanding ...........     1,974,630       1,361,740       1,973,647       1,322,853


    The accompanying notes to consolidated financial statements are an integral part of these statements.


                                      UNITY BANCORP, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                                  For the six months ended
                                                                                           June 30,
                                                                               ------------------------------
                                                                                   1997              1996
                                                                               ------------      ------------
Operating activities:
  Net income ..............................................................    $    658,680      $    502,618
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
      Provision for possible loan losses ..................................         235,187           257,288
      Depreciation and amortization .......................................         274,333           129,073
      Net gain on sale of securities ......................................            --             (31,850)
      Gain on sale of loans ...............................................        (776,479)         (617,611)
      Amortization of securities premiums, net ............................           1,412            32,128
      Deferred tax benefit ................................................          (5,516)             --
      Increase in accrued interest receivable .............................        (209,839)         (165,556)
      Increase in other assets ............................................        (189,399)         (493,091)
      Increase in accrued interest payable ................................          38,848            30,737
      Increase (decrease) in accrued expenses and other liabilities .......         185,481          (212,170)
                                                                               ------------      ------------
        Net cash provided by operating activities .........................         212,708          (568,434)
                                                                               ------------      ------------
Investing activities:
  Proceeds from sales of securities available for sale ....................            --           1,234,436
  Purchases of securities held to maturity ................................      (4,997,188)       (1,006,172)
  Purchases of securities available for sale ..............................      (9,246,092)       (3,999,921)
  Maturities and principal payments on securities held to maturity ........       2,369,587           508,674
  Maturities and principal payments on securities available for sale ......       1,906,512         5,014,918
  Proceeds from sale of loans .............................................       6,297,726         6,814,863
  Net increase in loans ...................................................     (23,745,810)      (31,232,533)
  Capital expenditures ....................................................        (749,196)       (1,443,305)
                                                                               ------------      ------------
        Net cash used in investing activities .............................     (28,164,461)      (24,109,040)
                                                                               ------------      ------------
Financing activities:
  Increase in deposits ....................................................      21,452,606        14,625,626
  Proceeds from issuance of common stock, net .............................         165,381             7,917
  Subordinated Debt Issuance ..............................................            --           2,010,000
  Cash Dividends ..........................................................        (197,547)         (120,430)
                                                                               ------------      ------------
        Net cash provided by financing activities .........................      21,420,440        16,523,113
                                                                               ------------      ------------
Decrease in cash and cash equivalents .....................................      (6,531,313)       (8,154,361)
Cash and cash equivalents at beginning of year ............................      33,448,021        24,689,858
                                                                               ------------      ------------
Cash and cash equivalents at end of period ................................    $ 26,916,708      $ 16,535,497
                                                                               ------------      ------------
Supplemental disclosures:
  Interest paid ...........................................................    $  2,929,382      $  2,105,403
  Income taxes paid .......................................................         257,675           878,500
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

2.  Securities:

    Information with regard to the Company's securities portfolio at June 30, 1997 is as follows:

                                                                   June 1997
                                             -------------------------------------------------------
                                                              Gross         Gross         Estimated
                                              Amortized     Unrealized    Unrealized        Market
                                                Cost          Gains         Losses          Value
                                             -----------    ----------    ----------     -----------
    HELD TO MATURITY
    Obligations of U.S. Government
      agencies ...........................   $ 6,894,812     $ 8,545      $ (52,898)     $ 6,850,459
    U.S. Government sponsored agencies....    13,001,419       7,170       (573,592)      12,434,997
    Mortgage-backed securities ...........     8,226,250      74,048       (167,719)       8,132,579
    Corporate debt securities ............       496,297       4,888           --            501,185
                                             -----------     -------      ---------      -----------
        Total held to maturity ...........   $28,618,778     $94,651      $(794,209)     $27,919,220
                                             ===========     =======      =========      ===========
    AVAILABLE FOR SALE
    U.S. Treasury securities .............   $ 3,319,913     $13,651      $      (3)     $ 3,333,561
    U.S. Government sponsored agencies....    11,040,599      12,282        (38,234)      11,014,647
    Obligations of states and political
      subdivisions .......................     1,544,708         174         (2,508)       1,542,374

    Mortgage-backed securities ...........        92,383           5           --             92,388
    Corporate debt securities ............     2,010,465       2,525           --          2,012,990

    FHLB stock ...........................       517,700           0           --            517,700
                                             -----------     -------      ---------      -----------
        Total available for sale .........   $18,525,768     $28,637      $ (40,745)     $18,513,660
                                             ===========     =======      =========      ===========

    The amortized cost and estimated market value of securities at June 30, 1997, by contractual maturity, are shown below:

                                                             Estimated
                                             Amortized        Market
                                               Cost            Value
                                            -----------     -----------
         Held to maturity
         Due after 1 year - 5 years         $ 6,740,936     $ 6,748,523
         Due after 5 years - 10 Years         5,506,780       5,331,410
         Due after 10 years                   8,144,812       7,706,708
         Mortgage-backed securities           8,226,250       8,132,579
                                            $28,618,778     $27,919,220
         Available for sale
         Due under 1 year                   $10,998,143     $11,013,512
         Due after 1 year - 5 years           6,917,542       6,890,060
         FHLB Stock                             517,700         517,700
         Mortgage-backed securities              92,383          92,388
                                            $18,525,768     $18,513,660

    Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

    Securities with carrying values aggregating $350,000 were pledged to secure public deposits at June 30, 1997.

3.  Loans:

    Loans outstanding by classification as of June 30, 1997 are as follows:

                                                         June 30,
                                                           1997
                                                      ------------
         Loans secured by real estate-
              Residential properties                  $ 27,865,552
              Nonresidential properties                 49,283,053
              Construction loans                        15,825,011
         Commercial and industrial loan                 18,442,381
         Loans to individuals                            4,584,111
                                                      $116,000,108

    As of June 30, 1997, loans accounted for on a nonaccrual basis amounted to approximately $1,008,574. The interest income that would have been recorded had these loans performed under the original contract terms was $54,487 for the six months ended June 30, 1997. At June 30, 1997, $429,098 in loans were past due greater than 90 days but still accruing interest.

    As of June 30, 1997, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1,008,574 and the related valuation allowance was $58,878. This valuation allowance is included in the allowance for possible loan losses in the accompanying statement of condition.

    As of June 30, 1997, approximately 80% of the Company's loans were secured by real estate. As such, a substantial portion of the Company's borrowers' ability to repay their loans is dependent on the economic environment of the real estate industry in the Company's market area.

    In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company's normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

         Balance at December 31, 1996        $ 5,906,120
         New Loans                             2,767,327
         Repayments                           (1,943,934)
         Balance at June 30, 1997            $ 6,729,513


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

    An analysis of the change in the allowance for possible loan losses during 1997, is as follows:

                                                        June 30,
                                                          1997
                                                      -----------
         Balance at beginning of year                 $   886,465
         Provision charged to expense                     235,187
         Loans charged-off                                (66,323)
         Recoveries on loans previously charged off             0
         Balance at end of period                     $ 1,055,329

5.  Shareholders' Equity:

    In December 1996, the Company completed a stock offering resulting in the issuance of 401,500 shares of common stock and, attached to each share, a nontransferable warrant to purchase one share of common stock at an exercise price of $15.75 at any time within two years after the offering. As of June 30, 1997, outstanding warrants totaled 399,650.

    On April 29, 1994, the Company's shareholders approved the 1994 Employee Non qualified Stock Option Plan (the Employee Plan) and the 1994 Non employee Director Stock Option Plan (the Director Plan). Transaction under the plan are summarized as follows:

                                                              Exercise
                                                Number         Price
                                               of Shares      Per Share
                                               ---------    -------------
         Outstanding, December 31, 1996          49,999     $ 9.72-$10.80
         Options granted                         37,000      11.47-$13.38
         Options exercised                       (1,562)             9.72
         Options exercised                       (1,000)            11.47
         Options expired
         Outstanding June 30, 1997               84,437     $ 9.72-$13.38

     The following table summarizes information about stock options outstanding at June 30, 1997:


                                  Number       Remaining           Number
                            Outstanding at    Contractual      Exercisable at
         Exercise Price     June 30, 1997        Life          June 30, 1997

           $ 10.80              38,125        3.50 years          38,125
              9.72              10,312        3.50 years          10,312
             13.38              24,000        4.50 years          24,000
             11.47              12,000        4.50 years          12,000
           $ 11.50              84,437        3.93 years          84,437

     In addition, select key employees and board members are eligible to participate in the company's Stock Award Plan. The Company granted 9,000 shares to its directors in January 1997, resulting in a charge to operations of approximately $140,000. As of June 30, 1997, the Company has 12,929 shares reserved for issuance under the Stock Award Plan.

     The Board of Directors declared a cash dividend on March 25, 1997 and June 26, 1997. Stockholders of record on April 15, 1997 and July 7,1997, received a $.05 per share cash dividend, paid on May 5, 1997 and August 1, 1997.

6.   Premises and Equipment:

     The detail of premises and equipment as of June 30, 1997 is as follows:

                                                                   June 30,
                                                                     1997

         Land and building                                        $1,344,705
         Furniture, fixtures and equipment                         1,737,098
         Leasehold improvements                                    1,450,039
                                                                   4,531,842

         Less--Accumulated depreciation and amortization            (946,239)
                                                                  $3,585,603

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

     Financial Condition

     The Company's total assets increased to $195.0 million at June 30, 1997, $22.3 million, or 12.9%, above year end 1996 total assets of $172.7. Total loans increased by 18.6%, to $114.9 million from $96.9 million at December 31, 1996. The Company's securities portfolio, including securities held to maturity and available for sale, grew to $47.1 million at June 30, 1997, compared to $37.2 million at December 31, 1996. Shareholders' equity increased to $18.6 million at June 30, 1997 from $18.0 million at December 31, 1996, an increase of 3.5%, or $635 thousand. The growth in the Company's total assets, loans receivable, securities and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line. The increase in the Company's shareholders' equity was primarily attributable to the Company's increase in retained earnings, issuance of stock awards and exercise of stock options as of June 30, 1997.

     These increases in total assets were funded primarily by the Company's total deposits which increased to $175.0 million at June 30, 1997, an increase of $21.5 million, or 14.0%, over total deposits of $153.6 million at December 31, 1996. Time deposits increased by $9.2 million, or 12.2% and noninterest bearing demand deposits increased by $4.8 million, or 15.4%. The increase in time deposits was primarily caused by the Company's promotional activities at its new locations, as well as the Company's continued penetration of its existing markets. Deposits are obtained primarily from the market areas which the Company serves. As of June 30, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

     Results of Operations

     Net Income
     For the six months ended June 30, 1997, the Company earned net income of $659 thousand, or $.33 per share, compared to net income of $503 thousand, or $.38 per share, earned for the comparable period of 1996. Earnings per share were calculated on 1,973,647 weighted average shares outstanding at June 30, 1997, compared to 1,322,853 shares outstanding a year earlier, a 49.2% increase totaling 650,794 shares. The changes in the components of net income included a $1.2 million, or 47.2%, increase in net interest income after provision for loan losses, and a $326 thousand, or 31.0% increase in noninterest income. These items were partially offset by an increase in noninterest expenses of $1.3 million, or 45.4%, as the Company continued its branch expansion and increased staff required to support and deliver its new products.

     For the three months ended June 30, 1997, net income grew 31%, totaling $659 thousand, or $.33 per share, compared to $289 thousand, or $.21 per share for the same period in 1996. Earnings per share were calculated on 1,974,630 weighted average shares outstanding for the quarter ended June 30, 1997, compared to 1,361,740 shares outstanding a year earlier, a 45% increase totaling 612,890 shares.

     Net Interest Income
     The Company's interest income increased by $2.0 million, or 40.7%, to $7.0 million for the six months ended June 30, 1997 from $4.9 million for the comparable period of 1996. The increase resulted from a $51.2 million increase in the Company's average earning assets. Interest expense increased by $832 thousand, or 39.0%, to $3.0 million for the six months ended June 30, 1997 from $2.1 million for the comparable period of 1996. This increase in interest expense was primarily attributable to the $49.0 million, or 39.3%, increase in the Company's total deposits from $125.6 million as of June 30, 1996 to $175.0 million as of June 30, 1997 and the change in the composition of the Company's deposits, as a greater percentage of the Company's deposits were in time deposits, which generally pay higher rates of interest. Since interest income increased more than interest expense, the Company experienced growth in its net interest margin from 4.55% for the six months ended June 30, 1996 to 4.57% for the six months ended June 30, 1997.

     Provision for Loan Losses
     The Company's provision for loan losses decreased by $22 thousand to $235 thousand for the six months ended June 30, 1997 from $257 thousand for the comparable period of 1996. This decrease in the provision for loan losses reflects the $18.2 million growth in the loan portfolio for the six month period ended June 30, 1997, compared to a $25.0 million growth for the same period ended June 30, 1996.

     For the second quarter of 1997, the provision for loan losses increased by $59 thousand, or 50.1%, over the comparable period of 1996. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts.

     Noninterest Income
     Service charges on deposits increased $111 thousand to $335 thousand for the six months ended June 30, 1997, a 49.7% increase over $224 thousand reported June 30, 1996. The majority of the increase is due to growth in the demand accounts which includes higher volumes of transactions processed along with repricing transaction fees in March 1996.

     Other income increased 49.6%, to $265 thousand for the six month period ending June 30, 1997 due to a larger portfolio of loan serviced and two new loan products which accounted for an increase in loan application and appraisal fee income. In January 1997, the Company introduced two new products to augment its lending efforts, a full-service residential mortgage department and "Cash Flow Manager". The mortgage department offers a variety of traditional fixed and variable rate products. "Cash Flow Manager" involves the purchase of accounts receivable on a recourse basis as a means of generating both fees and interest income to the Company and providing small businesses with a means of increasing their cash availability for operating needs or expansion plans.

     The Company's gain on sale of loans increased by $159 thousand to $776 thousand for the six months ended June 30, 1997 from $618 thousand for the comparable period of 1996. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market.

     For the quarter ended June 30, 1997 service charges on deposits increased $33 thousand to $172 thousand, a 24.2% increase over $138 thousand reported June 30, 1996. As stated above, growth in demand accounts and repricing transactions fees contributed to the increase in charges.

     Other income increased $24 thousand or 22.4% for the three month period ending June 30, 1997 due to a larger portfolio of loan serviced and two new loan products as described earlier.

     Gain on sale of loans increased 38.7% or $141 thousand from $365 thousand in 1996 to $506 thousand for the three month period ended June 30, 1997. The increase was attributable to the same factors as discussed in the six month comparisons.

     Noninterest Expense
     The Company's total other expenses increased by $1.3 million, or 45.4%, to $4.1 million for the six months ended June 30, 1997 from $3.0 million for the comparable period of 1996. Increases are comprised of $730 thousand in salaries and employee benefits, $198 thousand in occupancy expenses and $341 thousand in other operating expenses. The increases in employee benefits, occupancy and other operating expenses were primarily attributable to the company's continued expansion, as the Company opened three new branches in July 1996, December 1996 and April 1997 and added two new loan products in January 1997. In addition, the Company completed the move into its new headquarters building in April 1996.

     For the second quarter of 1997 total other expenses increased by $541 thousand, or 36.4%, to $2.0 million for the three month period ended June 30, 1997 from $1.5 million for the comparable period of 1996. Increases are comprised of $308 thousand in salaries and employee benefits, $63 thousand in occupancy expenses and $170 thousand in other operating expenses. The increases were primarily attributable to expansion as discussed previously.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     On or about April 4, 1997, the Registrant mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

     At the Annual Meeting, held on April 25, 1997, the shareholders approved the following proposals set forth in the Proxy statement by the votes indicated:

       1. The election of the nominees named in the Proxy Statement to serve as directors of the Company for the terms of office specified and until their successors are duly elected and qualified. The following tabulation with respect to each nominee for director is as follows:

                                          Term of      Affirmative      Withheld
          Director                       Expiration       Votes          Votes

          Peter P DeTommaso                 1999        1,513,620        7,325

          Walter Hazard                     2000        1,516,320        4,625

          Robert J VanVolkenburgh           2000        1,514,351        6,594

          The following directors terms of office continued after the meeting:

          David Dallas
          James Hyman

       2. Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 2,500,000 to 7,500,000. For -

          1,404,654; Against - 23,330; Abstain - 2,034.

       3. Approval of the Unity Bancorp, Inc. 1997 Stock Option Plan. For - 1,384,639; Against - 41,495; Abstain - 6,320.

       4. Approval of the Unity Bancorp, Inc. 1997 Stock Bonus Plan. For - 1,349,836; Against - 75,248; Abstain - 7,370.

     Item 5. Other Information

     Not applicable.

     Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit
          Number (27) - Financial Data Schedule

      (b) Reports on Form 8-K

          May 5, 1997 press release of March 26, 1997 Declares $.05 quarterly cash dividend

          May 5, 1997 Press release of April 24, 1997 First Quarter Earnings

          June 16, 1997 press release of June 16, 1997 Amex Listing of common stock purchase warrants

          June 26, 1997 press release of June 26, 1997 Declares $.05 quarterly cash dividend

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

     Date:  June 14, 1997                        By:     JAMES HYMAN
                                                         James Hyman,
                                                         President and Chief
                                                         Operating Officer

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------

   27          Financial Data Schedule.