Form 10QSB
period 1997-09-30
UNITY BANCORP INC /DE/
filed 1997-11-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______.

                         Commission file number: 1-12431

                               UNITY BANCORP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                                22-3282551
         ----------                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization)                                  Identification)

                64 Old Highway 22, Clinton, New Jersey     08809
               (Address of principal executive offices)  (zip code)

                                  (908)730-7630
                                  -------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 1997: Common Stock, No Par Value: 1,985,275 shares outstanding; Warrants, No Par Value: 399,650.

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [X]


=====================================================================================================================
PART I - FINANCIAL INFORMATION
         Item 1.   Financial Statements

                                          UNITY BANCORP, INC. AND SUBSIDIARY
                                    Consolidated Statements of Financial Condition


                                                                                    September 30,        December 31,
                                                                                         1997                1996
                                                                                    -------------      --------------
                                                                                     (unaudited)
ASSETS
Cash and due from banks ........................................................    $  20,273,241      $   15,848,021
Federal funds sold .............................................................        9,650,000          17,600,000
                                                                                    -------------      --------------
        Total cash and cash equivalents ........................................       29,923,241          33,448,021
                                                                                    -------------      --------------

Securities
    Available for sale (at market value) .......................................       15,022,026          11,152,967
    Held to maturity (aggregate market value of $26,646,690 and $25,246,902) ...       27,219,891          25,999,907
                                                                                    -------------      --------------
                                                                                       42,241,917          37,152,874
                                                                                    -------------      --------------

Loans (including loans held for sale of $1,693,639 and $2,041,650) .............      127,521,591         97,847,453
    Less:  Unearned income .....................................................           10,868              19,544
               Allowance for possible loan losses ..............................        1,214,029             886,465
                                                                                    -------------      --------------
               Net loans .......................................................      126,296,694          96,941,444
                                                                                    -------------      --------------
Premises and equipment, net ....................................................        3,639,347           3,103,931
Accrued interest receivable ....................................................        1,361,193           1,052,809
Other assets ...................................................................        1,057,559             988,597
                                                                                    -------------      --------------
        Total assets ...........................................................    $ 204,519,951      $  172,687,676
                                                                                    =============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
    Demand
        Noninterest Bearing ....................................................    $  36,659,499      $   31,385,323
        Interest bearing .......................................................       25,837,268          21,282,010
    Savings ....................................................................       30,243,282          24,976,839
    Time (includes deposits $100,000 and over of $21,790,847 and $13,801,000) ..       91,140,307          75,910,888
                                                                                    -------------      --------------
        Total deposits .........................................................      183,880,356        153,555,060
                                                                                    -------------      --------------

Obligation under capital lease .................................................          341,970             380,275
Accrued interest payable .......................................................          613,260             533,695
Accrued expenses and other liabilities .........................................          473,875             228,645
                                                                                    -------------      --------------
        Total liabilities ......................................................      185,309,461         154,697,675
                                                                                    -------------      --------------

Commitments and contingencies Shareholders' Equity
    Common stock, no par value, 7,500,000 shares authorized;
        1,985,275 and 1,964,113 issued and outstanding .........................       17,124,001          16,867,120
    Retained earnings ..........................................................        2,121,060           1,183,357
    Net unrealized loss on available for sale securities .......................          (34,571)            (60,476)
                                                                                    -------------      --------------
        Total Shareholders' Equity .............................................       19,210,490          17,990,001
                                                                                    -------------      --------------
        Total liabilities and Shareholders' Equity .............................    $ 204,519,951      $  172,687,676
                                                                                    =============      ==============



         The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                UNITY BANCORP, INC. AND SUBSIDIARY
                                         Consolidated Statements of Operations (Unaudited)

                                                                  Three Months Ended                        Nine Months Ended
                                                                     September 30,                            September 30,
                                                           ---------------------------------        ------------------------------
                                                               1997                 1996                1997              1996
                                                           -----------           -----------        ------------       -----------

Interest Income
    Interest on loans ...................................  $ 3,028,535           $ 2,036,399        $  8,081,495       $ 5,523,077
    Interest on Securities ..............................      826,385               644,871           2,330,796         1,933,748
    Interest on Federal Funds Sold ......................      121,775               145,624             530,068           319,468
                                                           -----------           -----------        ------------       -----------
    Total interest income ...............................    3,976,695             2,826,894          10,942,359         7,776,293
                                                           -----------           -----------        ------------       -----------

Interest expense ........................................    1,654,987             1,268,956           4,623,217         3,405,096
                                                           -----------           -----------        ------------       -----------
Net interest income .....................................    2,321,708             1,557,938           6,319,142         4,371,197
                                                           -----------           -----------        ------------       -----------
Provision for possible loan losses ......................      160,400               107,790             395,587           365,078
                                                           -----------           -----------        ------------       -----------
Net interest income after provision for
  possible loan losses ..................................    2,161,308             1,450,148           5,923,555         4,006,119
                                                           -----------           -----------        ------------       -----------

Other income
    Service charges on deposits .........................      197,904               134,864             532,913           358,585
    Gain on sale of loans ...............................      304,831               450,058           1,081,310         1,067,669
    Gain on sale of securities ..........................            -                     1                   -            31,851
    Other income ........................................      158,828                98,459             423,639           275,481
                                                           -----------           -----------        ------------       -----------
    Total other income ..................................      661,563               683,382           2,037,862         1,733,586
                                                           -----------           -----------        ------------       -----------

Other expenses
    Salaries and employee benefits ......................      874,590               725,954           2,898,892         2,020,451
    Occupancy expense ...................................      254,602               221,199             780,541           549,367
    Other operating expenses ............................      752,472               619,757           2,261,611         1,788,354
    SAIF Special Assessment .............................            -               370,141                   -           370,141
                                                           -----------           -----------        ------------       -----------
    Total other expenses ................................    1,881,664             1,937,051           5,941,044         4,728,313
                                                           -----------           -----------        ------------       -----------
Income before taxes .....................................      941,207               196,479           2,020,373         1,011,392
Provision for income taxes ..............................      365,373                69,741             785,858           382,036
                                                           -----------           -----------        ------------       -----------
Net income ..............................................  $   575,834           $   126,738        $  1,234,515       $   629,356
                                                           ===========           ===========        ============       ===========

Net income per share ....................................        $0.29                 $0.09               $0.63             $0.47

 Weighted average shares outstanding ....................    1,977,609             1,394,571           1,974,892         1,347,648


               The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       UNITY BANCORP, INC. AND SUBSIDIARY
                                Consolidated Statements of Cash Flow (Unaudited)


                                                                                    1997                   1996
                                                                                ------------       -------------
For the nine months ended September 30,
    Operating activities:
        Net income ............................................................ $  1,234,515       $     629,356
        Adjustments to reconcile net income to net cash provided by
           (used in) operating activities
             Provision for possible loan losses ...............................      395,587             358,585
             Depreciation and amortization ....................................      392,885             203,142
             Net gain on sale of securities ...................................            -             (31,851)
             Gain on sale of loans ............................................   (1,081,310)         (1,067,669)
             Amortization of securities premiums, net .........................       (6,687)             43,343
             Deferred tax benefit .............................................      (16,520)                  0
             Increase in accrued interest receivable ..........................     (308,384)            (48,044)
             Increase in other assets .........................................      (78,337)           (653,242)
             Increase in accrued interest payable .............................       79,565             127,994
             Increase in accrued expenses and other liabilities ...............      206,925             238,905
                                                                                ------------       -------------
                  Net cash provided by (used in) operating activities .........      818,239            (199,481)
                                                                                ------------       -------------

    Investing activities:
        Proceeds from sales of securities available for sale ..................            -           1,234,436
        Purchases of securities held to maturity ..............................  (11,275,894)         (2,006,172)
        Purchases of securities available for sale ............................   (7,289,081)         (8,448,191)
        Maturities and principal payments on securities held to maturity ......    6,786,101             772,404
        Maturities and principal payments on securities available for sale ....    6,738,944           9,383,639
        Proceeds from sale of loans ...........................................   10,702,919          11,505,862
        Net increase in loans .................................................  (39,372,446)        (41,483,598)
        Capital expenditures ..................................................     (918,926)         (1,759,710)
                                                                                ------------       -------------
             Net cash used in investing activities ............................  (34,628,383)        (30,801,330)
                                                                                ------------       -------------

    Financing activities:
        Increase in deposits ..................................................   30,325,296          32,037,466
        Proceeds from issuance of common stock, net ...........................      256,881               8,187
        Subordinated Debt Issuance ............................................            0           2,010,000
        Cash Dividends ........................................................     (296,812)           (185,794)
                                                                                ------------       -------------
             Net cash provided by financing activities ........................   30,285,365          33,869,859
                                                                                ------------       -------------
    (Decrease) Increase in cash and cash equivalents ..........................   (3,524,780)          2,869,048
    Cash and cash equivalents at beginning of year ............................   33,448,021          24,689,858
                                                                                ------------       -------------
    Cash and cash equivalents at end of period ................................ $ 29,923,241       $  27,558,906
                                                                                ------------       -------------

    Supplemental disclosures:
        Interest paid ......................................................... $  4,611,631       $   3,183,169
        Income taxes paid .....................................................      647,750             965,000
        Subordinated debt exchanged for common stock ..........................                        3,520,000


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

1.   Shareholders' Equity:

     In December 1996, the Company completed a stock offering resulting in the issuance of 401,500 shares of common stock and, attached to each share, a nontransferable warrant to purchase one share of common stock at an exercise price of $15.75 at any time within two years after the offering. As of September 30, 1997, outstanding warrants totaled 399,650.

             On April 29, 1994, the Company's shareholders approved the 1994 Employee Non qualified Stock Option Plan (the Employee Plan)
   and the 1994 Non employee Director Stock Option Plan (the Director Plan).

Transaction under the plan are summarized as follows:

                                                      Exercise
                                        Number          Price
                                      of Shares       Per Share
                                      ---------     -------------
     Outstanding, December 31, 1996     49,999      $ 9.72-$10.80
     Options granted                    37,000       11.47-$13.38
     Options exercised                  (5,312)              9.72
     Options exercised                  (5,000)             11.47
     Options expired
                                       -------      -------------
     Outstanding September 30, 1997     76,687      $ 9.72-$13.38
                                       =======      =============

The following table summarizes information about stock options outstanding at September 30, 1997:

                                      Remaining
                         Number       Contractual     Number
     Exercise Price    Outstanding       Life        Exercisable
     -----------------------------------------------------------
        $10.80            38,125      3.25 years       38,125
          9.72             6,562      3.25 years        6,562
         13.38            24,000      4.25 years       24,000
         11.47             8,000      4.25 years        8,000
     --------------------------------------------------------
        $11.50            76,687      3.67 years       76,687
     ===========================================================

In addition, select key employees and board members are eligible to participate in the company's Stock Award Plan. The Company granted 9,000 shares to its directors in January 1997, resulting in a charge to operations of approximately $140,000. As of September 30, 1997, the Company has 12,929 shares reserved for issuance under the Stock Award Plan.

The Board of Directors declared a cash dividend on March 25, 1997, June 26, 1997 and September 25, 1997. Share holders of record on April 15, 1997 and July 7,1997 and October 10,1997, received a $.05 per share cash dividend, paid on May 5, August 1, 1997 and November 3, 1997.

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

FINANCIAL CONDITION

The Company's total assets increased to $204.5 million at September 30, 1997, $31.8 million, or 18.4%, above year end 1996 total assets of $172.7. Total loans increased by 30.3%, to $126.3 million from $96.9 million at December 31, 1996. The Company's securities portfolio, including securities held to maturity and available for sale, grew to $42.2 million at September 30, 1997, compared to $37.2 million at December 31, 1996. Shareholders' equity increased to $19.2 million at September 30, 1997 from $18.0 million at December 31, 1996, an increase of 6.8%, or $1.2 million. The growth in the Company's total assets, loans receivable, securities and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line. The increase in the Company's shareholders' equity was primarily attributable to the Company's increase in retained earnings, issuance of stock awards and exercise of stock options as of September 30, 1997.

These increases in total assets were funded primarily by the Company's total deposits which increased to $183.9 million at September 30, 1997, an increase of $30.3 million, or 19.8%, over total deposits of $153.6 million at December 31, 1996. Time deposits increased by $15.2 million, or 20.1% and noninterest bearing demand deposits increased by $5.3 million, or 16.8%. The increase in time deposits was primarily caused by the Company's promotional activities at its new locations, as well as the Company's continued penetration of its existing markets. Deposits are obtained primarily from the market areas which the Company serves. As of September 30, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

RESULTS OF OPERATIONS

Net Income

For the nine months ended September 30, 1997, the Company earned net income of $1.2 million, or $.63 per share, compared to net income of $629 thousand, or $.47 per share, earned for the comparable period of 1996. Earnings per share were calculated on 1,974,892 weighted average shares outstanding at September 30, 1997, compared to 1,347,648 shares outstanding a year earlier, a 46.5% increase totaling 627,244 shares. The changes in the components of net income included a $1.9 million, or 47.8%, increase in net interest income after provision for loan losses, and a $304 thousand, or 17.6% increase in noninterest income. These items were partially offset by an increase in noninterest expenses of $1.2 million, or 25.6%, as the Company continued its branch expansion and increased staff to support and deliver its new products.

For the three months ended September 30, 1997, net income grew 354.3%, totaling $575.8 thousand, or $.29 per share, compared to $126.7 thousand, or $.09 per share for the same period in 1996. Earnings per share were calculated on 1,977,609 weighted average shares outstanding for the quarter ended September 30, 1997, compared to 1,396,697 shares outstanding a year earlier, a 41.6% increase totaling 580,912 shares.

Net income for the period ending September 30, 1996 included the one-time congressionally mandated SAIF assessment of $370 thousand. Operating net income excluding the one-time SAIF assessment for the quarter ending September 30, 1996 totaled $349 thousand, or $.25 per share and $851 thousand or $.63 per share for the nine month period in 1996.

Net Interest Income

The Company's interest income increased by $3.2 million, or 40.7%, to $10.9 million for the nine months ended September 30, 1997 from $7.8 million for the comparable period of 1996. The increase was attributed to an additional $49.1 million in average earning assets, a 37.6% increase over prior year. Interest expense increased by $1.2 million, or 35.8%, to $4.6 million for the nine months ended September 30, 1997 from $3.4 million for the comparable period of 1996. This increase in interest expense was primarily attributable to the $40.8 million, or 28.6%, increase in the Company's total deposits from $143.0 million as of September 30, 1996 to $183.9 million as of September 30, 1997 and the change in the composition of the Company's deposits, as a greater percentage of the Company's deposits were in time deposits, which generally pay higher rates of interest. Since interest income increased more than interest expense, the Company experienced growth in its net interest margin from 4.46% for the nine months ended September 30, 1996 to 4.70% for the nine months ended September 30, 1997.

Provision for Loan Losses

The Company's provision for loan losses increased by $30.5 thousand to $396 thousand for the nine months ended September 30, 1997 from $365 thousand for the comparable period of 1996. For the second quarter of 1997, the provision for loan losses increased by $52.6 thousand, or 48.8%, over the comparable period of 1996. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts

Noninterest Income

Service charges on deposits increased $174 thousand to $533 thousand for the nine months ended September 30, 1997, a 48.6% increase over $359 thousand reported September 30, 1996. The majority of the increase is due to growth in the demand accounts which includes higher volumes of transactions processed, improvement in return check fee collection ratios, repricing transaction fees in March 1996 and additional fee income generated by ATM service charges.

Other income increased 53.8%, to $424 thousand for the nine month period ended September 30, 1997 due to a larger portfolio of loans serviced and two new loan products which accounted for an increase in loan application and appraisal fee income. In January 1997, the Company introduced two new products to augment its lending efforts, a full-service residential mortgage department and "Cash Flow Manager". The mortgage department offers a variety of traditional fixed and variable rate products. "Cash Flow Manager" involves the purchase of accounts receivable on a recourse basis as a means of generating both fees and interest income to the Company and providing small businesses with a means of increasing their cash availability for operating needs or expansion plans.

The Company's gain on sale of loans increased by $13 thousand to $1.1 million for the nine months ended September 30, 1997 from $1.1 million for the comparable period of 1996. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market.

For the quarter ended September 30, 1997 service charges on deposits increased $63 thousand to $197.9 thousand, a 46.7% increase over $359 thousand reported September 30, 1996. As stated above, additional fee income, growth in the number of demand accounts and collection ratios contributed to the increase in charges.

Other income increased $60 thousand or 61.3% for the three month period ending September 30, 1997 due to a larger portfolio of loan serviced and two new loan products as described earlier.

Gain on sale of loans decreased 32.3% or $145 thousand from $450 thousand in 1996 to $305 thousand for the three month period ended September 30, 1997. The decrease over prior quarter can be attributed to timing differences and in September 1996, the Bank closed and sold a $1.6 million RECD Construction loan, the loan yielded the Bank an additional $100 thousand in premium income.

Noninterest Expense

The Company's total other expenses increased by $1.2 million, or 25.7%, to $5.9 million for the nine months ended September 30, 1997 from $4.7 million for the comparable period of 1996. Increases are comprised of $878 thousand in salaries and employee benefits, $231 thousand in occupancy expenses, $473 thousand in other operating expenses less a $370 thousand one time SAIF assessment charged in September 1996. The increases in employee benefits, occupancy and other expenses were primarily attributable to the company's continued expansion, as the Company opened three new branches in July 1996, December 1996 and April 1997 and added two new loan products in January 1997. In addition, the Company completed the move into its new headquarters building in April 1996.

For the second quarter of 1997 total other expenses decreased by $55 thousand, or 2.9%, to $1.88 million for the three month period ended September 30, 1997 from $1.94 million for the comparable period of 1996. Increases are comprised of $148 thousand in salaries and employee benefits, $33 thousand in occupancy expenses, $133 thousand in other operating expenses, less the 1996 one time SAIF assessment. These increases were primarily attributable to expansion as discussed previously.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit
    Number (27) - Financial Data Schedule

(b) Reports on Form 8-K

    July 16, 1997 Press release of July 16, 1997 Second Quarter Earnings

    August 12, 1997 Press release of August 12, 1997 Resignation of President/COO James Hyman

    August 12, 1997 Press release of August 13, 1997 Appointment
     Three-Member Committee to manage bank until successor hired.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNITY BANCORP, INC.


Date: November 14, 1997                By: /s/ JULIE CARLSON
                                          ----------------------------------
                                               Julie Carlson