Form 10KSB
period 1997-12-31
UNITY BANCORP INC /DE/
filed 1998-03-31
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1997
                          ----------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                         Commission file number 1-12431

                               Unity Bancorp, Inc.
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                Delaware                           22-3282551
     --------------------------------          ------------------
     (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

       64 Old Highway 22, Clinton, NJ                08809
   ----------------------------------------        ---------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 730-7630

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

Title of each class:                  Name of each exchange on which registered:

Common Stock, No Par Value            American Stock Exchange
Common Stock Purchase Warrants        American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:  None.

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                                          |X|

================================================================================

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1998, was $22,446,200.

     The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 1998, was 2,011,853.

     For the fiscal year ended December 31, 1997, the Issuer had total revenues of $18,068,519.


                           DOCUMENTS INCORPORATED BY REFERENCE


                   10-KSB ITEM                                        DOCUMENT INCORPORATED
                   -----------                                        ---------------------
Item 6.   Management's Discussion and                 Registrant's Annual Report to Shareholders under
          Analysis or Plan of Operation               the caption "Management's Discussion and Analysis"

Item 7.   Financial Statements                        Registrant's Annual Report to Shareholders under
                                                      the caption "Consolidated Financial Statements"

Item 9.   Directors and Executive Officers of         Proxy Statement for 1998 Annual Meeting of
          the Company; Compliance with                Shareholders to be filed no later than April 29, 1998
          Section 16(a) of the Exchange Act

Item 10.  Executive Compensation                      Proxy Statement for 1998 Annual Meeting of
                                                      Shareholders to be filed no later than April 29, 1998

Item 11.  Security Ownership of Certain               Proxy Statement for 1998 Annual Meeting of
          Beneficial Owners and Management            Shareholders to be filed no later than April 29, 1998

Item 12.  Certain Relationships and Related           Proxy Statement for 1998 Annual Meeting of
          Transactions                                Shareholders to be filed no later than April 29, 1998

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     The Bank opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office and six branches located in Clinton, North Plainfield, Flemington, Springfield, Scotch Plains, Linden and Union, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridor between the Bank's Clinton, New Jersey main office and its Linden, New Jersey branch. This service area includes communities in Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren Counties, New Jersey. The Bank has applied to the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation to establish a new branch in Whitehouse, New Jersey. Assuming receipt of regulatory approvals, this branch may be opened by the third quarter of 1998.

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

SERVICE AREA

     The Company's primary service area is defined as the neighborhoods served by the Bank's offices. The Bank's main office, located in Clinton, in combination with its Flemington office, serves the greater area of Hunterdon County. The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County. The Bank's Springfield, Scotch Plains, Linden and Union offices serve the majority of the communities in Union County, and the southwestern communities of Essex County.

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

EMPLOYEES

     The Company employs 87 full-time and 9 part-time employees. None of the Company's employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good.

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

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital," may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

     Insurance of Deposits. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the SAIF of the FDIC. Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") the FDIC has established a risk-based assessment system. Premium assessments under this system are based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and
(iii) the revenue needs of the insurance fund. To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

     Dividend Rights. Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

     Recent Regulatory Enactments. On September 30, 1996, the Deposit Insurance Fund Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one time special assessment of 65.7 basis points of the institution's SAIF assessable deposits as of March 31, 1995. As a result of the recapitalization of the SAIF, FDIC premium assessments to SAIF members, both in the form of insurance premiums and for repayment of the Federal Finance Corporation obligations, have been reduced from 23 basis points to 6.4 basis points for the healthiest institutions. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. If a single charter is adopted, the Bank Insurance Fund ("BIF") and SAIF will be merged on January 1, 1999. At that time, all insured institutions will pay the same FDIC assessment. At this time, management of the Company is unable to predict when or if a unified federal charter will be adopted and when and if the BIF and the SAIF will be merged, or the effect, if any, of these events upon the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its six branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1997.

                                 Leased
Location                        or Owned           Date of Lease Expiration
--------                         -------           ------------------------
64 Old Highway 22                Leased                     7/3/04
Clinton, NJ

450 Somerset Street              Owned                       N/A
North Plainfield, NJ

110 Main Street                  Leased                    3/31/03
Flemington, NJ

733 Mountain Avenue              Leased                    9/30/98
Springfield, NJ

2222 South Avenue                Leased                    4/30/06
Scotch Plains, NJ

752 Stuyvesent Avenue            Leased                    10/31/99
Union, NJ

628 North Wood Avenue            Owned                       N/A
Linden, NJ

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1997.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Commencing on January 13, 1997, the Company's Common Stock began trading on the American Stock Exchange under the symbol "UBI." Prior to that time, commencing in November, 1995, the Common Stock was listed for trading on the NASDAQ Bulletin Board. As of December 31, 1997, there were 724 stockholders of record of the Common Stock.

     Commencing on June 16, 1997, the Company's Common Stock Purchase Warrants also began trading on the American Stock Exchange under the symbol "UBI.WS".

     The following table sets forth the high and low bid prices of the Common Stock, as reported on the NASDAQ Bulletin Board during 1996. The high and low bid prices reflect interdealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. For 1997, the table sets forth the high and low sales prices for the Common Stock on the American Stock Exchange. The table also sets forth cash dividends paid on the Common Stock. The bid prices and dividends give retroactive effect to the Company's five for four stock split paid on October 28, 1996.

================================================================================
                                                       Bid
                                ----------------------------------------
--------------------------------------------------------------------------------
                                                                 Cash

                                 High          Low             Dividend

--------------------------------------------------------------------------------
1997:

4th Quarter ..................  19.38         16.00              .05
--------------------------------------------------------------------------------

3rd Quarter ..................  16.50         13.38              .05
--------------------------------------------------------------------------------

2nd Quarter ..................  14.50         13.75              .05
--------------------------------------------------------------------------------

1st Quarter ..................  17.75         14.00              .05
--------------------------------------------------------------------------------
1996:

4th  Quarter .................  13.50         12.75              .10
--------------------------------------------------------------------------------

3rd  Quarter .................  14.00         13.00              .05
--------------------------------------------------------------------------------

2nd  Quarter .................  14.20         12.00              .05
--------------------------------------------------------------------------------

1st  Quarter .................  13.00         11.20              .05
================================================================================


     The Company began paying a cash dividend in the first quarter of 1995 and has paid a quarterly dividend each quarter since. The Company's current dividend is $.05 per share. Additionally, the Company issued 10% stock dividends during 1992 and 1993 and a 5% stock dividend in 1996. The Company also declared five for four stock split in 1996.

     The future payment of cash dividends, if any, by the Company will be determined from time to time by the Board of Directors which will consider, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements and regulatory limitations. Funds for the payment of cash dividends by the Company are derived from dividends paid by the Bank to the Company. Accordingly, restrictions on the Bank's ability to pay cash dividends directly affect the payment of cash dividends by the Company. The Bank is subject to certain limitations on the amount of cash dividends that it may pay under the Banking Act, which provides that a bank may pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. As of December 31, 1997, the Bank had $6,095,817 available for the payment of dividends to the Company pursuant to these restrictions.



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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1998 Annual Shareholders Meeting under the caption "PROPOSAL 1.-- ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.

================================================================================

Name, Age and Position    Officer Since (1)    Principal Occupation During
                                               Past Five Years
----------------------    -----------------    ---------------------------
--------------------------------------------------------------------------------
Thomas B. Maresca, 40,         1991            Senior Vice President of the
Senior Vice President                          Bank since 1994; employed by
of the Bank                                    the Bank since its inception.

--------------------------------------------------------------------------------
Joseph M. Reardon, 45,         1998            Chief Financial Officer of the
Chief Financial Officer                        Company and Senior Vice President
of the Company and                             of the Bank; previously Chief
Senior Vice President                          Financial Officer of B.M.J.
of the Bank                                    Financial Corp.
================================================================================

-----------
(1) Includes prior service as an officer of the Bank.

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the caption "EXECUTIVE COMPENSATION," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1998 Annual Shareholders Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1998 Annual Shareholders Meeting under the caption "Certain Transactions with Management," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

   EXHIBIT
   NUMBER          DESCRIPTION OF EXHIBITS
   -------         -----------------------

    3(i)           Certificate of Incorporation of the
                   Company, as amended (2)

    3(ii)          Bylaws of the Company (1)

    4(i)           Warrant Agreement/Form of Warrant (2)

    4(ii)          Form of Stock Certificate (2)

    10(i)          Lease Agreement (for Clinton, NJ main office) (2)

    10(ii)         Lease Agreement for Flemington Branch Office;
                   Addenda to Lease and Lease for Parking (2)

    10(iii)        Lease Agreement for Springfield Branch Office (2)

    10(iv)         Lease Agreement for Scotch Plains Office (2)

    10(v)          1994 Stock Option Plan for Employees (1)

    10(vi)         1994 Stock Option Plan for Non-Employee Directors (1)

    10(vii)        Change in Control Agreement (2)

    10(viii)       Stock Bonus Plan (2)

    10(ix)         1997 Stock Option Plan (3)

    10(x)          1997 Stock Bonus Plan (3)

    10(xi) Employment Agreement, dated November 14, 1997 by and among John F. Tremblay, Unity Bancorp, Inc.
                   and First Community Bank.

    13             Annual Report to Shareholders for the year ended
                   December 31, 1997

    21             Subsidiaries of the Registrant

    23             Consent of Arthur Andersen LLP

    27             Financial Data Schedule

-----------

(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-76392.

(2) Incorporated by reference from Exhibits 3(i) to 27 from the Registrant's Registration Statement on Form SB-2, Registration No. 333-12565.

(3) Incorporated by reference from Exhibits B and C from the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

     (b) Reports on Form 8-K

         DATE                                      ITEM REPORTED
         ----                                      -------------

         October 16, 1997        Item 5-- Reporting the Registrant's Third
                                          Quarter 1997 Earnings.

         October 28, 1997        Item 5-- Reporting the Appointment of
                                          John Tremblay as President.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 UNITY BANCORP, INC.

Dated: March 30, 1998                              By: /s/ JOHN F. TREMBLAY
                                                    ---------------------------
                                                    JOHN F. TREMBLAY, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

=================================================================================================
            NAME                               TITLE                                DATE

-------------------------------------------------------------------------------------------------
/s/ ROBERT J. VAN VOLKENBURGH        Chairman of the Board and Chief        March 30, 1998
-----------------------------        Executive Officer
    Robert J. Van Volkenburgh

-------------------------------------------------------------------------------------------------

/s/ JOHN F. TREMBLAY                 President and Director                 March 30, 1998
-----------------------------
    John F. Tremblay
-------------------------------------------------------------------------------------------------


/s/ JOSEPH M. REARDON                Chief Financial Officer (Principal     March 30, 1998
-----------------------------        Financial and Accounting Officer)
    Joseph M. Reardon
-------------------------------------------------------------------------------------------------

/s/ DAVID D. DALLAS                  Vice Chairman and Corporate            March 30, 1998
-----------------------------        Secretary
    David D. Dallas

-------------------------------------------------------------------------------------------------

/s/ CHARLES S. LORING                Director                               March 30, 1998
-----------------------------
    Charles S. Loring

-------------------------------------------------------------------------------------------------
/s/ PETER P. DETOMMASO               Director                               March 30, 1998
-----------------------------
    Peter P. DeTommaso

=================================================================================================