Form 10QSB
period 1998-03-31
UNITY BANCORP INC /DE/
filed 1998-05-15
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to b 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or period that the registrant was required to file such reports), and
(2) has been subje requirements for the past 90 days. YES |X| NO |_|

The number of shares outstanding of each of the registrant's classes of common equity Common Stock, No Par Value: 2,037,897 shares outstanding

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       UNITY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                              (unaudited)
                                                                March 31,     December 31,
                                                                  1998            1997
                                                            -------------    -------------
ASSETS
Cash and due from banks .................................   $  13,954,414    $  19,567,200
Federal funds sold ......................................      13,550,000       13,050,000
                                                            -------------    -------------
      Total cash and cash equivalents ...................      27,504,414       32,617,200
                                                            -------------    -------------

Securities
 Available for sale, at fair value ......................      33,528,689       17,409,103
 Held to maturity, at amortized cost
  (aggregate fair value of $21,745,293 and $23,499,307 ..      22,105,040       23,899,060
                                                            -------------    -------------
                                                               55,633,729       41,308,163
                                                            -------------    -------------

Loans (including loans held for sale of $1,851,962 and
 $2,786,480 .............................................     134,131,088      134,196,719
 Less: Unearned income ..................................           6,562           20,734
       Allowance for loan losses ........................       1,321,954        1,321,735
                                                            -------------    -------------
       Net loans ........................................     132,802,572      132,854,250
                                                            -------------    -------------

Premises and equipment, net .............................       4,400,237        4,268,906
Accrued interest receivable .............................       1,317,128        1,347,860
Other assets ............................................       1,630,941        1,385,587
                                                            -------------    -------------
      Total assets ......................................   $ 223,289,021    $ 213,781,966
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Demand
      Noninterest Bearing ...............................   $  39,178,273    $  41,093,550
      Interest bearing ..................................      34,658,301       29,897,843
 Savings ................................................      31,659,083       31,199,141
 Time (includes deposits $100,000 and over of $25,245,757      96,217,601       90,223,951
                                                            -------------    -------------
      Total deposits ....................................     201,713,258      192,414,485
                                                            -------------    -------------
Obligation under capital lease ..........................         327,168          334,634
Accrued interest payable ................................         517,310          492,627
Accrued expenses and other liabilities ..................         731,030          549,979
                                                            -------------    -------------
      Total liabilities .................................     203,288,766      193,791,725
                                                            -------------    -------------

Commitments and contingencies Shareholders' Equity
 Common stock, no par value, 7,500,000 shares authorized;
  3,019,159 and 2,979,228 issued and outstanding ........      17,516,459       17,127,308
 Treasury Stock, at cost; 37,350 shares in 1998 .........        (521,825)              --
 Retained earnings ......................................       3,142,013        2,901,175
 Accumulated other comprehensive loss ...................        (136,392)         (38,242)
                                                            -------------    -------------
      Total Shareholders' Equity ........................      20,000,255       19,990,241
                                                            -------------    -------------
      Total liabilities and Shareholders' Equity ........   $ 223,289,021    $ 213,781,966
                                                            =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements

                       UNITY BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)

                                         Three Months Ended
                                             March 31,
                                      -----------------------
                                         1998         1997
                                      ----------   ----------
Interest Income
 Interest on loans ................   $3,039,020   $2,348,710
 Interest on Securities ...........      807,009      696,642
 Interest on Federal Funds Sold ...      245,831      227,145
                                      ----------   ----------
        Total interest income .....    4,091,860    3,272,497
                                      ----------   ----------

Interest expense ..................    1,746,548    1,426,458
                                      ----------   ----------
Net interest income ...............    2,345,312    1,846,039
                                      ----------   ----------
Provision for loan losses .........      203,944       58,316
                                      ----------   ----------
Net interest income after provision
 for possible loan losses .........    2,141,368    1,787,723
                                      ----------   ----------

Other income
 Service charges on deposits ......      201,164      162,970
 Gain on sale of loans ............      369,981      270,061
 Gain on sale of securities .......       72,783           --
 Other income .....................      177,030      131,397
                                      ----------   ----------
 Total other income ...............      820,958      564,428
                                      ----------   ----------

Other expenses
 Salaries and employee benefits ...    1,201,766    1,047,931
 Occupancy expense ................      259,273      257,570
 Other operating expenses .........      950,699      725,645
                                      ----------   ----------
 Total other expenses .............    2,411,738    2,031,146
                                      ----------   ----------
Income before taxes ...............      550,588      321,005
Provision for income taxes ........      210,126      124,553
                                      ----------   ----------
Net income ........................   $  340,462   $  196,452
                                      ==========   ==========

Basic earnings per share ..........   $     0.11   $     0.07
Diluted earnings per share ........   $     0.11   $     0.07

Weighted average shares outstanding    2,990,420    2,958,357

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Comprehensive Income (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                         ----------------------
                                            1998         1997
                                         ---------    ---------
Net income ...........................   $ 340,462    $ 196,452
                                         =========    =========

Other comprehensive income

        Unrealized loss on securities.    (158,610)     (36,780)

        Tax Benefit ..................      60,460       14,712
                                         ---------    ---------
Net unrealized losses on securities,
  net of reclassification adjustment
  (see disclosure) ...................     (98,150)     (22,068)
                                         ---------    ---------
Other comprehensive income, net
  of tax .............................     (98,150)     (22,068)
                                         ---------    ---------
Comprehensive income .................   $ 242,312    $ 174,384
                                         =========    =========

Disclosure:
  reclassificaztion amount, net of tax

                                            Three Months Ended
                                                 March 31,
                                         ----------------------
                                            1998         1997
                                         ---------    ---------
Unrealized holding losses arising
  during period ......................   $ (53,025)   $ (22,068)

less: reclassification adjustment
      for gains in net income ........      45,125         --
                                         ---------    ---------
                                         $ (98,150)   $ (22,068)
                                         =========    =========


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Consolidated Condensed Statements of Cash Flow (Unaudited)

For the three month and quarter ended March 31,                                1998            1997
                                                                          ------------    ------------
 Operating activities:
  Net income ..........................................................   $    340,462    $    196,452
  Adjustments to reconcile net income to net cash provided by (used in)
  (used in) operating activities
   Provision for possible loan losses .................................        203,944          58,316
   Depreciation and amortization ......................................        147,305         137,009
   Net gain on sale of securities .....................................        (72,783)             --
   Gain on sale of loans ..............................................       (369,981)       (270,061)
   Amortization of securities premiums, net ...........................          7,655           7,007
   Decrease (increase) in accrued interest receivable .................         30,732         (28,724)
   Increase in other assets ...........................................       (306,012)        (23,474)
   Increase in accrued interest payable ...............................         24,683         111,681
   Increase in accrued expenses and other liabilities .................        181,051         153,949
                                                                          ------------    ------------
     Net cash provided by (used in) operating activities ..............        187,056         342,155
                                                                          ------------    ------------

 Investing activities:
  Proceeds from sale of securities ....................................      3,792,564              --
  Net increase in securities ..........................................    (18,211,612)       (183,461)
  Proceeds from sale of loans .........................................      4,625,345       2,549,124
  Net increase in loans ...............................................     (4,297,103)     (9,703,388)
  Capital expenditures ................................................       (275,511)       (522,360)
                                                                          ------------    ------------
     Net cash used in investing activities ............................    (14,366,317)     (7,860,085)
                                                                          ------------    ------------

 Financing activities:
  Increase in deposits ................................................      9,298,773      14,434,670
  Proceeds from issuance of common stock, net .........................        389,151         109,993
  Treasury stock purchases ............................................       (521,825)             --
  Cash Dividends ......................................................        (99,624)        (98,671)
                                                                          ------------    ------------
     Net cash provided by financing activities ........................      9,066,475      14,445,992
                                                                          ------------    ------------
 (Decrease) Increase in cash and cash equivalents .....................     (5,112,786)      6,928,062
 Cash and cash equivalents at beginning of year .......................     32,617,200      33,448,021
                                                                          ------------    ------------
 Cash and cash equivalents at end of period ...........................   $ 27,504,414    $ 40,376,083
                                                                          ------------    ------------

 Supplemental disclosures:
  Interest paid .......................................................   $  1,715,988    $  1,291,116
  Income taxes paid ...................................................        100,000          75,000

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

      The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, First Community Bank (the "Bank", or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited.

      Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997.

      The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

1.    Shareholders' Equity:

      The Board of Directors on April 24, 1998 approved a three for two stock split payable June 1, 1998 to shareholders of record as of May 15, 1998. All share and per share information for all periods presented in these financial statements has been adjusted to give effect for the stock split.

      The Board of Directors declared a cash dividend on January 6, 1998. Shareholders of record on January 19, 1998, received a $.03 per share cash dividend paid on February 9, 1998.

      The Company initiated a dividend reinvestment program pursuant to which shareholders of the Company will be permitted to purchase additional shares of the Company's common stock with their quarterly dividends and additional cash contributions up to $2,500. The dividend reinvestment program became effective on May 15, 1998.

      The Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase from time to time up to 100,000 shares of its outstanding stock. Shares purchased by the Company through the repurchase program will be used to fund the dividend reinvestment program, the Company's stock option plans and for other corporate purposes. As of March 31, 1998, the Company has repurchased 37,350 shares under the Plan.

2.    Disclosure of accumulated other comprehensive income balances

                                                       Unrealized   Unrealized
                                                        Loss on      Loss on
                                                       Securities   Securities
March 31,                                                 1998         1997
------------------------------------------------------------------------------

Beginning accumulated other
 comprehensive balances                                 $(38,242)    $(60,476)

Current-period change                                    (98,150)     (22,068)

==============================================================================
Ending accumulated other
 comprehensive balances                                $(136,392)    $(82,544)

                       UNITY BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

3.    Recently issued accounting pronouncements

      The Company Adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130") effective January 1, 1998. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under Statement 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available-for-sale. Comparative financial statements provided for earlier periods are reclassified to reflect application of the provisions of the statement.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") was issued June, 1997. Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has no separate reportable segments.

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits" ("Statement 132") was issued February, 1998. Statement 132 revises employers' disclosures about pension and other post retirement benefit plans. The Statement becomes effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date and has not determined the effect, if any, on its current disclosures.

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

FINANCIAL CONDITION

The Company's total assets increased to $223.3 million at March 31, 1998, $9.5 million, or 4.4%, above year end 1997 total assets of $213.8. Net loans remained relatively unchanged at $132.8, compared to $132.9 at December 31, 1997. The Company funded approximately $9 million in loans, which was offset by loan payments, payoffs and SBA loan sales. The Company's securities portfolio, including securities held to maturity and available for sale, grew to $55.6 million at March 31, 1998, compared to $41.3 million at December 31, 1997. As of March 31, 1998 Shareholders' Equity totaled $20.0 million compared to $20.0 million at December 31, 1997. The growth in the Company's total assets, securities and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line. The Company's Shareholders' Equity increases were attributable to retention of earnings, issuance of stock award and exercised of stock options and warrants, but was subsequently offset by treasury stock purchases as of March 31, 1998.

These increases in total assets were funded by increases in the Company's total deposits which increased to $201.7 million at March 31, 1998, an increase of $9.3 million, or 4.8%, over total deposits of $192.4 million at December 31, 1997. Time deposits increased by $6.0 million, or 6.6%, and interest bearing demand deposits increased by $4.8 million, or 15.9%, offset by the decrease in noninterest bearing demand by 1.9 million, or 4.7%. Promotional activities contributed to the increase in time deposits as well as the Company's continued penetration of existing markets. The decrease in demand deposit balances is attributed to transfers amoung other deposits and normal check processing. Deposits are Deposits are obtained primarily from the market areas which the Company serves. As of March 31, 1998 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.


The Company's nonaccrual loans increased by $1.3 million from year end 1997 to $2.3 million at March 31, 1998. This net increase was attributable to $1.6 million of additional nonaccrual loans partially offset by $82 thousand in payments received and charge-offs totaling $204 thousand. The increase in nonaccrual loans is substantially the result of Management's decision to place two real estate secured loans on nonaccrual status due to delinquent payments. At At March 31, 1998, $1.1 million in loans were contractually past due greater than 90 days but still accruing interest, compared to $552 thousand for the year ending December 31, 1997. In Management's best judgment all non performing assets are either fully collateralized or reserved based on circumstances known at this time.

The Corporation achieved a 9.08% Tier I Leverage Ratio at March 31, 1998 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 1998, the Company earned net income of $340 thousand, or $.11 basic earnings per share, compared to net income of $196 thousand, or $.07 basic earnings per share, earned for the comparable period of 1997. Basic earnings per share were calculated on 2,990,420 weighted average shares outstanding at March 31, 1998 compared to 2,958,357 weighted average shares outstanding a year earlier, adjusted for the 3 for 2 stock split declared April 24, 1998. The changes in the components of net income included a $354 thousand, or 19.8%, increase in net interest income after provision for loan losses, and a $256 thousand, or 45.4% increase in noninterest income. These items were partially offset by an increase in noninterest expenses of $381 thousand, or 18.7%, as the Company continued its branch expansion and increased staff required to support and deliver its new products introduced in 1997.

Net Interest Income

The Company's interest income increased by $819 thousand, or 25.0%, to $4.1 million for the three months ended March 31, 1998 from $3.3 million for the comparable period of 1997. The increase was attributed to an additional $42.9 million in average earning assets, a 25.4% increase over prior year. Interest expense increased by $320 thousand, or 22.4%, to $1.7 million for the three months ended March 31, 1998 from $1.4 million for the comparable period of 1997. This increase in interest expense was primarily attributable to the $28.4 million, or 21.2%, increase in the Company's interest bearing deposits from $134.2 million as of March 31, 1997 to $162.5 million as of March 31, 1998. As interest income increased more rapidly than interest expense, the Company experienced a growth in its net interest margin to 4.49% for the three months ended March 31, 1998 from 4.43% for the same period ended March 31, 1997.

Provision for Loan Losses

The Company's provision for loan losses increased by $146 thousand to $204 thousand for the three months ended March 31, 1998 from $58 thousand for the comparable period of 1997. The increased provision is primarily the result of the aging of the Company's loan portfolio along with the increase in nonaccrual loans. The loan loss reserve as a percent of loan of total loans, net of loans held for sale increased to 1% as of March 31, 1998 from .91% as of March 31, 1997. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts and Management's analysis of current economic conditions.

Noninterest Income

Service charges on deposits increased $38 thousand to $201 thousand for the three months ended March 31, 1998, a 23.4% increase over $163 thousand reported March 31, 1997. The majority of the increase is due to the growth in the demand accounts which includes higher volumes of transactions processed, improvement in return check fee collection ratios, repricing transaction fees in March 1998 and additional fee income generated by ATM services charges.

The Company's gain on sale of loans increased by $100 thousand to $370 thousand for the three months ended March 31, 1998 from $270 thousand for the comparable period of 1997. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market. The Company sold $2.6 million in SBA loans as of March 31, 1998 compared to $2.2 million sold in the same period in 1997.

Proceeds from sales of securities amounted to $3.8 million at March 31, 1998. Gross gains and (losses) on sales of securities were $90 thousand and ($17) thousand as of the period ended March 31, 1998. There were no sales in 1997.

Other income which primarily consists of SBA servicing fee income, increased 34.7%, to $177 thousand for the three month period ended March 31, 1998 due to a larger portfolio of loans serviced.

Noninterest Expense

The Company's total other expenses increased by $381 thousand, or 18.7%, to $2.4 million for the quarter ended March 31, 1998 from $2.0 million for the comparable period of 1997. Salaries and employee benefits increased $154 thousand due to additional staffing required to support the increased level of activity on new products developed in 1997, staffing required for the opening of the Linden branch in April 1997, along with increases in commissions paid associated with the increased volume in loan sales. Other operating expenses which includes items such as deposits and loan expenses, advertising, professional services, office expenses and other miscellaneous expenses increased $225 thousand, largely due to the increasing customer base, branch expansion, product development and marketing.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit

      Number (27) - Financial Data Schedule

(b)   Reports on Form 8-K

      January 13, 1998 Announcing Cash dividend declared and Stock repurchase program

      January 20, 1998 Announcing Forth Quarter and Year End Results

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITY BANCORP, INC.


Date: May 15, 1998                               By: /s/ JOHN F. TREMBLAY
                                                    ----------------------------
                                                         John F. Tremblay
                                                             President