Form 10QSB
period 1998-06-30
UNITY BANCORP INC /DE/
filed 1998-08-14
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

The number of shares outstanding of each of the registrant's classes of common equity stock, as of August 13, 1998:
Common Stock, No Par Value: 3,080,052 shares outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       UNITY BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)

                                                                                       June 30        December 31,
                                                                                        1998              1997
                                                                                    -------------    -------------
ASSETS
Cash and due from banks .........................................................   $  16,723,892    $  19,567,200
Federal funds sold ..............................................................      12,550,000       13,050,000
                                                                                    -------------    -------------
              Total cash and cash equivalents ...................................      29,273,892       32,617,200
                                                                                    -------------    -------------

Securities
        Available for sale, at fair value .......................................      36,732,435       17,409,103
        Held to maturity, at amortized cost
             (aggregate fair value of $18,261,561 and $23,499,307) ..............      18,541,604       23,899,060
                                                                                    -------------    -------------
                                                                                       55,274,039       41,308,163
                                                                                    -------------    -------------

Loans (including loans held for sale of $1,951,682 and $2,786,480) ..............     139,535,195      134,196,719
        Less:  Unearned income ..................................................          13,745           20,734
                   Allowance for loan losses ....................................       1,405,297        1,321,735
                                                                                    -------------    -------------
                   Net loans ....................................................     138,116,153      132,854,250
                                                                                    -------------    -------------

Premises and equipment, net .....................................................       4,445,323        4,268,906
Accrued interest receivable .....................................................       1,720,653        1,347,860
Other assets ....................................................................       1,376,094        1,385,587
                                                                                    -------------    -------------
              Total assets ......................................................   $ 230,206,154    $ 213,781,966
                                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
        Demand
              Noninterest Bearing ...............................................   $  42,966,925    $  41,093,550
              Interest bearing ..................................................      35,439,703       29,897,843
        Savings .................................................................      32,295,139       31,199,141
        Time (includes deposits $100,000 and over of $24,079,521 and $20,927,000)      97,050,140       90,223,951
                                                                                    -------------    -------------
              Total deposits ....................................................     207,751,907      192,414,485
                                                                                    -------------    -------------

Obligation under capital lease ..................................................         319,571          334,634
Accrued interest payable ........................................................         486,297          492,627
Accrued expenses and other liabilities ..........................................         904,389          549,979
                                                                                    -------------    -------------
              Total liabilities .................................................     209,462,163      193,791,725
                                                                                    -------------    -------------

Commitments and contingencies Shareholders' Equity
        Common stock, no par value, 7,500,000 shares authorized;
              3,073,280 and 2,979,228 issued and outstanding ....................      18,088,880       17,127,308
        Treasury Stock, at cost; 59,674 shares in 1998 ..........................        (919,249)            --
        Retained earnings .......................................................       3,660,818        2,901,175
        Accumulated other comprehensive loss ....................................         (86,458)         (38,242)
                                                                                    -------------    -------------
              Total Shareholders' Equity ........................................      20,743,991       19,990,241
                                                                                    -------------    -------------
              Total liabilities and Shareholders' Equity ........................   $ 230,206,154    $ 213,781,966
                                                                                    -------------    -------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                               -----------------------   -----------------------
                                                                   1998         1997         1998         1997
                                                               ----------   ----------   ----------   ----------
Interest Income
        Interest on loans ..................................   $3,203,534   $2,704,250   $6,242,554   $5,052,960
        Interest on Securities .............................    1,000,878      807,768    1,807,887    1,504,410
        Interest on Federal Funds Sold .....................       94,051      181,148      339,882      408,293
                                                               ----------   ----------   ----------   ----------
        Total interest income ..............................    4,298,463    3,693,166    8,390,323    6,965,663
                                                               ----------   ----------   ----------   ----------

Interest expense ...........................................    1,789,274    1,541,772    3,535,822    2,968,230
                                                               ----------   ----------   ----------   ----------
Net interest income ........................................    2,509,189    2,151,394    4,854,501    3,997,433
                                                               ----------   ----------   ----------   ----------
Provision for loan losses ..................................       73,000      176,871      276,944      235,187
                                                               ----------   ----------   ----------   ----------
Net interest income after provision for possible loan losses    2,436,189    1,974,523    4,577,557    3,762,246
                                                               ----------   ----------   ----------   ----------

Other income
        Service charges on deposits ........................      230,959      172,039      432,123      335,009
        Gain on sale of loans ..............................      695,459      506,418    1,065,440      776,479
        Gain on sale of securities .........................       69,612         --        142,395         --
        Other income .......................................      209,994      133,414      387,024      264,811
                                                               ----------   ----------   ----------   ----------
        Total other income .................................    1,206,024      811,871    2,026,982    1,376,299
                                                               ----------   ----------   ----------   ----------

Other expenses
        Salaries and employee benefits .....................    1,231,789      976,371    2,433,555    2,024,302
        Occupancy expense ..................................      277,597      268,369      536,870      525,939
        Other operating expenses ...........................    1,109,462      783,494    2,060,161    1,509,139
                                                               ----------   ----------   ----------   ----------
        Total other expenses ...............................    2,618,848    2,028,234    5,030,586    4,059,380
                                                               ----------   ----------   ----------   ----------
Income before taxes ........................................    1,023,365      758,160    1,573,953    1,079,165
Provision for income taxes .................................      405,079      295,932      615,205      420,485
                                                               ----------   ----------   ----------   ----------
Net income .................................................   $  618,286   $  462,228   $  958,748   $  658,680
                                                               ==========   ==========   ==========   ==========

Basic earnings per share ...................................   $     0.21   $     0.16   $     0.32   $     0.22
Diluted earnings per share .................................   $     0.19   $     0.15   $     0.30   $     0.22

Weighted average shares outstanding ........................    2,999,680    2,961,945    2,995,068    2,960,471

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
                                                    ----------------------    ----------------------
                                                       1998         1997         1998         1997
                                                    ---------    ---------    ---------    ---------
Net income ......................................   $ 618,286    $ 462,228    $ 958,748    $ 658,680
                                                    =========    =========    =========    =========

                        Other comprehensive income

        Unrealized loss on securities ...........      83,193       50,575      (75,417)      13,795

        Tax Benefit .............................     (33,259)     (20,230)      27,201       (5,518)

             Net unrealized losses on securities,   ---------    ---------    ---------    ---------
         net of reclassification adjustment .....      49,934       30,345      (48,216)       8,277
                         (see disclosure)           ---------    ---------    ---------    ---------


                                                    ---------    ---------    ---------    ---------
    Other comprehensive income, net of tax ......      49,934       30,345      (48,216)       8,277
                                                    ---------    ---------    ---------    ---------
           Comprehensive income .................   $ 668,220    $ 492,573    $ 910,532    $ 666,957
                                                    =========    =========    =========    =========






  Disclosure:
     reclassification amount, net of tax      Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                              -------------------    --------------------
                                                1998       1997        1998        1997
                                              --------   --------    --------    --------
     Unrealized holding losses arising
                 during period ............   $ 58,419   $ 30,345    $  5,394    $  8,277

less: reclassification adjustment for gains
                 in net income ............      8,485       --        53,610        --

                                              --------   --------    --------    --------
                                              $ 49,934   $ 30,345    $(48,216)   $  8,277
                                              ========   ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                       UNITY BANCORP, INC. AND SUBSIDIARY
           Consolidated Condensed Statements of Cash Flow (Unaudited)

For the quarter ended June 30,                                                             1998            1997
                                                                                      ------------    ------------
        Operating activities:
              Net income ..........................................................   $    958,748    $    658,680
              Adjustments to reconcile net income to net cash provided by (used in)
                   (used in) operating activities
                      Provision for possible loan losses ..........................        276,944         235,187
                      Depreciation and amortization ...............................        268,770         274,333
                      Net gain on sale of securities ..............................       (142,395)           --
                      Gain on sale of loans .......................................     (1,065,440)       (776,479)
                      Amortization of securities premiums, net ....................          7,895           1,412
                      Decrease (increase) in accrued interest receivable ..........       (372,793)       (209,839)
                      Increase in other assets ....................................         36,695        (194,915)
                      Increase in accrued interest payable ........................         (6,331)         38,848
                      Increase in accrued expenses and other liabilities ..........        339,347         185,481
                                                                                      ------------    ------------
                           Net cash provided by (used in) operating activities ....        301,440         212,708
                                                                                      ------------    ------------

        Investing activities:
              Proceeds from sale of securities ....................................      4,809,762            --
              Net increase in securities ..........................................    (18,716,555)     (9,967,181)
              Proceeds from sale of loans .........................................      8,240,337       6,297,726
              Net increase in loans ...............................................    (12,713,744)    (23,745,810)
              Capital expenditures ................................................       (455,187)           --
              Proceeds from sale of Assets ........................................         10,000        (749,196)
                                                                                      ------------    ------------
                      Net cash used in investing activities .......................    (18,825,387)    (28,164,461)
                                                                                      ------------    ------------

        Financing activities:
              Increase in deposits ................................................     15,337,422      21,452,606
              Proceeds from issuance of common stock, net .........................        961,572         165,381
              Treasury stock purchases ............................................       (919,249)           --
              Cash Dividends ......................................................       (199,106)       (197,547)
                                                                                      ------------    ------------
                      Net cash provided by financing activities ...................     15,180,639      21,420,440
                                                                                      ------------    ------------
        (Decrease) Increase in cash and cash equivalents ..........................     (3,343,308)     (6,531,313)
        Cash and cash equivalents at beginning of year ............................     32,617,200      33,448,021
                                                                                      ------------    ------------
        Cash and cash equivalents at end of period ................................   $ 29,273,892    $ 26,916,708
                                                                                      ------------    ------------

        Supplemental disclosures:
              Interest paid .......................................................   $  3,151,535    $  2,929,382
              Income taxes paid ...................................................        630,225         257,675

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

        The Board of Directors declared a cash dividend on January 6, 1998 and April 15, 1998. Shareholders of record on January 19, 1998 and April 30, 1998, received a $.03 per share cash dividend paid on February 9, 1998 and May 15, 1998.

        The Company initiated a dividend reinvestment program pursuant to which shareholders of the Company will be permitted to purchase additional shares of the Company's common stock with their quarterly dividends and additional cash contributions up to $2,500. The dividend reinvestment program became effective on May 15, 1998 and pursuant to the Plan, the Company has issued 2,859 shares.

        The Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase from time to time up to 150,000 shares of its outstanding stock. Shares purchased by the Company through the repurchase program will be used to fund the dividend reinvestment program, the Company's stock option plans and for other corporate purposes. As of June 30, 1998, the Company has repurchased 59,674 shares under the Plan.

2. Disclosure of accumulated other comprehensive income balances:

                                                                Unrealized            Unrealized
                                                                  Loss on               Loss on
                                                                 Securities            Securities
        Six month ended June 30,                                    1998                  1997
        ------------------------------------------------------------------------------------------
        Beginning accumulated other comprehensive balances        ($38,242)              ($60,476)

        Current-period change                                      (48,216)                 8,277

        ==========================================================================================
        Ending accumulated other comprehensive balances           ($86,458)              ($52,199)
        ==========================================================================================

                       UNITY BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

3. Recently issued accounting pronouncements:

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

        FINANCIAL CONDITION

        The Company's total assets increased to $230.2 million at June 30, 1998, $16.4 million, or 7.7%, above year end 1997 total assets of $213.8. Net loans totaled $138.1, a $5.3 million increase, or 4.0%, compared to $132.9 at December 31, 1997. The Company's securities portfolio, including securities held to maturity and available for sale, grew to $55.3 million at June 30, 1998, compared to $41.3 million at December 31, 1997. As of June 30, 1998 Shareholders' Equity totaled $20.7 million compared to $20.0 million at December 31, 1997. The growth in the Company's total assets, securities and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line. The Company's Shareholders' Equity increases were attributable to retention of earnings, issuance of stock award and exercised of stock options and warrants, but was subsequently offset by treasury stock purchases totaling $.9 million as of June 30, 1998.

        These increases in total assets were funded by increases in the Company's total deposits which increased to $207.8 million at June 30, 1998, an increase of $15.3 million, or 8.0%, over total deposits of $192.4 million at December 31, 1997. Time deposits increased by $6.8 million, or 7.6%, and interest bearing demand deposits increased by $5.5 million, or 18.5%, and noninterest bearing demand increased by 1.9 million, or 4.6%. Promotional activities contributed to the increase in time deposits as well as the Company's continued penetration of existing markets. Deposits are obtained primarily from the market areas which the Company serves. As of June 30, 1998 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

        The Company's nonaccrual loans increased by $1.2 million from year end 1997 to $2.2 million at June 30, 1998. This net increase was attributable to $1.6 million of additional nonaccrual loans partially offset by $82 thousand in payments received and charge-offs totaling $219 thousand. The increase in nonaccrual loans is substantially the result of Management's decision to place two real estate secured loans on nonaccrual status due to delinquent payments. At At June 30, 1998, $2.3 million in loans were contractually past due greater than 90 days but still accruing interest, compared to $552 thousand for the year ending December 31, 1997. In Management's best judgment all non performing assets are either fully collateralized or reserved based on circumstances known at this time.

        The Corporation achieved a 9.0% Tier I Leverage Ratio at June 30, 1998 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%.

        RESULTS OF OPERATIONS

        Net Income
        For the six months ended June 30, 1998, the Company earned net income of $959 thousand, or $.32 basic earnings per share, compared to net income of $659 thousand, or $.22 basic earnings per share, earned for the comparable period of 1997. Basic earnings per share were calculated on 2,995,068 weighted average shares outstanding at June 30, 1998 compared to 2,960,471 weighted average shares outstanding a year earlier, adjusted for the 3 for 2 stock split declared April 24, 1998. The changes in the components of net income included a $815 thousand, or 21.7%, increase in net interest income after provision for loan losses, and a $651 thousand, or 47.3% increase in noninterest income. These items were partially offset by an increase in noninterest expenses of $971 thousand, or 23.9%, as the Company continued its branch expansion and increased staff required to support and deliver its new products introduced in 1997.

        For the three months ended June 30, 1998, net income grew 33.8%, totaling $618 thousand, or $.21 per share, compared to $462 thousand, or $.16 per share for the same period in 1997. Earnings per share were calculated on 2,999,680 weighted average shares outstanding for the quarter ended June 30, 1998, compared to 2,960,471 shares outstanding a year earlier, a 22% increase totaling 39,209 shares.

        Net Interest Income
        The Company's interest income increased by $1,425 thousand, or 20.5%, to $8.4 million for the six months ended June 30, 1998 from $7.0 million for the comparable period of 1997. The increase was attributed to an additional $39 million in average earning assets, a 22% increase over prior year. Interest expense increased by $568 thousand, or 19.1%, to $3.5 million for the six months ended June 30, 1998 from $3.0 million for the comparable period of 1997. This increase in interest expense was primarily attributable to the $26.0 million, or 18.7%, increase in the Company's interest bearing deposits from $138.8 million as of June 30, 1997 to $164.8 million as of June 30, 1998. The net interest margin remained relitively unchanged at 4.55% for the six months ended June 30, 1998 compared to 4.57% for the same period ended June 30, 1997.

        Provision for Loan Losses
        The Company's provision for loan losses totaled $277 thousand for the six months ended June 30, 1998, compared to $235 thousand for the same period ended 1997. The increase in the provision is primarily the result of the Company's maintanance of it loan loss reserve as a percent of total loans less loans held for sale. As of June 30, 1998 the reserve increased to 1.02% compared to .93% as of June 30, 1997. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts and Management's analysis of current economic conditions.

        For the second quarter of 1998, the provision for loan losses decreased by $104 thousand, or 58.7%, over the comparable period of 1997. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts.

        Noninterest Income
        Service charges on deposits increased $97 thousand to $432 thousand for the six months ended June 30, 1998, a 29.0% increase over $335 thousand reported June 30, 1997. The majority of the increase is due to the growth in the demand accounts which includes higher volumes of transactions processed, improvement in return check fee collection ratios, repricing transaction fees in March 1998 and additional fee income generated by ATM services charges.

        The Company's gain on sale of loans increased by $289 thousand to $1,065 thousand for the six months ended June 30, 1998 from $776 thousand for the comparable period of 1997. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market. The Company sold $4.8 million in SBA loans as of June 30, 1998 compared to $3.4 million sold in the same period in 1997.

        Proceeds from sales of securities amounted to $4.8 million at June 30, 1998. Gross gains and (losses) on sales of securities were $159 thousand and ($17) thousand for the six months ended June 30, 1998. There were no sales in 1997.

        Other income which primarily consists of SBA servicing fee income, increased 46.2%, to $387 thousand for the six month period ended June 30, 1998 due to a larger portfolio of loans serviced.

        For the quarter ended June 30, 1998 service charges on deposits increased $59 thousand to $231 thousand, a 34.3% increase over $172 thousand reported June 30, 1997. As stated above, growth in demand accounts and repricing transactions fees contributed to the increase in charges.

        Gain on sale of loans increased 37.3% or $189 thousand from $506 thousand in 1997 to $695 thousand for the three month period ended June 30, 1998. The increase was attributable to the same factors as discussed in the six month comparisons.

        Proceeds from sales of securities amounted to $1.0 million at June 30, 1998. Gross gains on sales of securities amounted to $69 thousand for the three month period ended June 30, 1998. There were no sales in 1997.

        Other income increased $77 thousand, or 57.4%, for the three month period ending June 30, 1997 due to a larger portfolio of loan serviced and increased efficiencies associated with loan products introduced in 1997.

        Noninterest Expense
        The Company's total other expenses increased by $971 thousand, or 23.9%, to $5.0 million for the six month period ended June 30, 1998 from $4.1 million for the comparable period of 1997. Salaries and employee benefits increased $409 thousand due to additional staffing required to support the increased level of activity on new products developed in 1997, staffing required for the opening of the Linden branch in April 1997, along with increases in commissions paid associated with the increased volume in loan sales. Other operating expenses which includes items such as deposits and loan expenses, advertising, professional services, office expenses and other miscellaneous expenses increased $551 thousand, largely due to the increasing customer base, branch expansion, product development and marketing.

        For the second quarter of 1998 total other expenses increased by $590 thousand, or 29.1%, to $2.6 million for the three month period ended June 30, 1998 from $2.0 million for the comparable period of 1997. Increases are comprised of $255 thousand in salaries and employee benefits, $9 thousand in occupancy expenses and $326 thousand in other operating expenses. The increases were primarily attributable to expansion as discussed previously.

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

        Item 4.       Submission of Matters to a Vote of Security Holders

        On or about March 30, 1998, the Registrant mailed to its shareholders a proxy statement ("Proxy Statement") for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934 and there were no solicitations in opposition thereto.

        At the close of business on March 16, 1998, the record date for the determination of stockholders entitled to vote at the meeting, there were outstanding 2,011,853 shares of common stock, constituting all of the outstanding voting securities of UBI, and each such share was entitled to one vote at such meeting.

        At such meeting 1,502,404 shares were represented either in person by ballot or by proxy, constituting a quorum for the conduct of business.

        At the Annual Meeting, held on April 24, 1998, the shareholders approved the following proposals set forth in the Proxy statement by the votes indicated:

            1.The election of the nominees named in the Proxy Statement to serve as directors of the Company for the terms of office specified and until their successors are duly elected and qualified. The following tabulation with respect to each nominee for director is as follows:

                                           Term of    Affirmative    Withheld
              Director                     Expiration    Votes         Votes

              John Tremblay                   2001     1,490,555        11,849

              The following directors terms of
              office continued after the meeting:

              Robert J. Van Volkenburgh       2000
              David D. Dallas                 1999
              Peter P. DeTommaso              1999
              Charles S. Loring               2000

            2.Approval of the Unity Bancorp, Inc. 1998 Stock Option Plan.
              For - 1,035,539; Against - 132,929; Withheld Authority - 10,779.

        Note: All shares outstanding, represented and votes cast were prior to the Company's 3 for 2 Stock split declared on April 24, 1998.

        Item 5.       Other Information

        Not applicable.


        Item 6.       Exhibits and Reports on Form 8-K

          (a) Exhibit
              Number (27) - Financial Data Schedule

          (b) Reports on Form 8-K

              April 16, 1998 - Announcing First Quarter 1998 Results

              July 13, 1998 - Announcing Second Quarter 1998 Results and declaration of cash dividend (dated July 15, 1998).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITY BANCORP, INC.


Date:  August 14, 1998                           By: /s/ JOHN F. TREMBLAY
                                                    ----------------------------
                                                    John F. Tremblay, President