Form 10QSB
period 1998-09-30
UNITY BANCORP INC /DE/
filed 1998-11-17
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding of each of the registrant's classes of common equity stock, as of November 15, 1998: Common Stock, No Par Value: 3,136,482 shares outstanding.

           Transitional Small Business Disclosure Format (check one):

                                YES        NO  X
                                    ---       ---

================================================================================


                                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       UNITY BANCORP, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   September 30,    December 31,
                                                                                       1998             1997
                                                                                   ------------     ------------
                                                                                    (unaudited)
ASSETS
Cash and due from banks ........................................................   $ 14,089,358     $ 19,567,200
Federal funds sold .............................................................     10,600,000       13,050,000
                                                                                   ------------     ------------
        Total cash and cash equivalents ........................................     24,689,358       32,617,200
                                                                                   ------------     ------------
Securities
   Available for sale, at fair value ...........................................     44,577,857       17,409,103
   Held to maturity, at amortized cost
        (aggregate fair value of $6,256,688 and $23,499,307) ...................      6,529,255       23,899,060
                                                                                   ------------     ------------
                                                                                     51,107,112       41,308,163
                                                                                   ------------     ------------

Loans (including loans held for sale of $2,140,535 and $2,786,480) .............    157,025,694      134,196,719
   Less:  Unearned income ......................................................         28,551           20,734
              Allowance for loan losses ........................................      1,604,400        1,321,735
                                                                                   ------------     ------------
              Net loans ........................................................    155,392,743      132,854,250
                                                                                   ------------     ------------

Premises and equipment, net ....................................................      4,524,170        4,268,906
Accrued interest receivable ....................................................      1,457,815        1,347,860
Other assets ...................................................................      1,323,505        1,385,587
                                                                                   ------------     ------------
        Total assets ...........................................................   $238,494,703     $213,781,966
                                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Demand
        Noninterest Bearing ....................................................   $ 45,105,483     $ 41,093,550
        Interest bearing .......................................................     35,263,673       29,897,843
   Savings .....................................................................     34,971,561       31,199,141
   Time (includes deposits $100,000 and over of $26,666,773 and $20,297,000) ...     99,865,835       90,223,951
                                                                                   ------------     ------------
        Total deposits .........................................................    215,206,552      192,414,485
                                                                                   ------------     ------------

Obligation under capital lease .................................................        311,840          334,634
Accrued interest payable .......................................................        483,506          492,627
Accrued expenses and other liabilities .........................................        824,638          549,979
                                                                                   ------------     ------------
        Total liabilities ......................................................    216,826,536      193,791,725
                                                                                   ------------     ------------

Commitments and contingencies Shareholders' Equity
   Common stock, no par value, 7,500,000 shares authorized;
        3,097,332 and 2,978,228 issued and outstanding .........................     18,320,931       17,127,308
   Treasury Stock, at cost; 57,595 shares in 1998 ..............................       (890,615)               0
   Retained earnings ...........................................................      4,173,542        2,901,175
   Accumulated other comprehensive income / (loss) .............................         64,309          (38,242)
                                                                                   ------------     ------------
        Total Shareholders' Equity .............................................     21,668,167       19,990,241
                                                                                   ------------     ------------
        Total liabilities and Shareholders' Equity .............................   $238,494,703     $213,781,966
                                                                                   ============     ============


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                       2

                                            UNITY BANCORP, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                     -------------------------   -------------------------
                                                                        1998          1997          1998          1997
                                                                     -----------   -----------   -----------   -----------
Interest Income
   Interest on loans ..............................................  $ 3,429,663   $ 3,028,535   $ 9,672,217   $ 8,081,495
   Interest on Securities .........................................      960,526       826,385     2,768,413     2,330,796
   Interest on Federal Funds Sold .................................      143,013       121,775       482,894       530,068
                                                                     -----------   -----------   -----------   -----------
   Total interest income ..........................................    4,533,202     3,976,695    12,923,524    10,942,359
                                                                     -----------   -----------   -----------   -----------

Interest expense ..................................................    1,863,348     1,654,987     5,399,170     4,623,217
                                                                     -----------   -----------   -----------   -----------
Net interest income ...............................................    2,669,854     2,321,708     7,524,354     6,319,142
                                                                     -----------   -----------   -----------   -----------
Provision for loan losses .........................................      197,000       160,400       473,944       395,587
                                                                     -----------   -----------   -----------   -----------
Net interest income after provision for possible loan losses ......    2,472,854     2,161,308     7,050,410     5,923,555
                                                                     -----------   -----------   -----------   -----------
Other income
   Service charges on deposits ....................................      234,983       197,904       667,106       532,913
   Gain on sale of loans ..........................................      594,102       304,831     1,659,542     1,081,310
   Gain on sale of securities .....................................       91,088             0       233,483             0
   Other income ...................................................      233,048       158,828       620,071       423,639
                                                                     -----------   -----------   -----------   -----------
   Total other income .............................................    1,153,221       661,563     3,180,202     2,037,862
                                                                     -----------   -----------   -----------   -----------
Other expenses
   Salaries and employee benefits .................................    1,304,799       874,590     3,738,354     2,898,892
   Occupancy expense ..............................................      227,818       254,602       764,688       780,541
   Other operating expenses .......................................    1,041,642       752,472     3,101,802     2,261,611
                                                                     -----------   -----------   -----------   -----------
   Total other expenses ...........................................    2,574,259     1,881,664     7,604,844     5,941,044
                                                                     -----------   -----------   -----------   -----------
Income before taxes ...............................................    1,051,816       941,207     2,625,768     2,020,373
Provision for income taxes ........................................      388,041       365,373     1,003,246       785,858
                                                                     -----------   -----------   -----------   -----------
Net income ........................................................  $   663,775   $   575,834   $ 1,622,522   $ 1,234,515
                                                                     ===========   ===========   ===========   ===========

Basic earnings per share ..........................................         0.22          0.29          0.54          0.42
Diluted earnings per share ........................................         0.21          0.28          0.50          0.41

Weighted average shares outstanding ...............................    3,058,941     2,966,414     3,016,593     2,962,338


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                                          UNITY BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                  ---------------------     -------------------------
                                                                    1998         1997          1998           1997
                                                                  --------     --------     ----------     ----------
Net income ....................................................   $663,775     $575,834     $1,622,522     $1,234,515
                                                                  ========     ========     ==========     ==========
Other comprehensive income
   Unrealized gain / (loss) on securities .....................    126,557       28,898         51,140        (56,674)
   Tax Benefit / (Provision) ..................................    (46,634)     (11,270)       (19,433)        22,103
                                                                  --------     --------     ----------     ----------
Net unrealized gains / (losses) on securities, net of
      reclassification adjustment (see disclosure) ............     79,923       17,628         31,707        (34,571)
                                                                  --------     --------     ----------     ----------
Cumulative effect of change in accounting principle,
   net of tax (see disclosure) ................................     70,844                      70,844
                                                                  --------     --------     ----------     ----------
Other comprehensive income / (loss), net of tax ...............    150,767       17,628        102,551        (34,571)
                                                                  --------     --------     ----------     ----------
Comprehensive income ..........................................   $814,542     $593,462     $1,725,073     $1,199,944
                                                                  ========     ========     ==========     ==========



                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                  ---------------------     -------------------------
                                                                    1998         1997          1998           1997
                                                                  --------     --------     ----------     ----------
Disclosure:
   reclassification amount, net of tax

Unrealized holding gains/ (losses)
   arising during the period ..................................   $136,398     $ 17,628     $  176,467     $  (34,571)
less: reclassification adjustment for gains
      in net income ...........................................     56,475         --          144,760           --
                                                                  --------     --------     ----------     ----------
                                                                  $ 79,923     $ 17,628     $   31,707     $  (34,571)
                                                                  ========     ========     ==========     ==========


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         UNITY BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited)


                                                                                      For the period ended
                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      1998            1997
                                                                                  ------------    --------------
Operating activities:
     Net income ...............................................................   $  1,622,523    $   1,234,515
     Adjustments to reconcile net income to net cash provided by (used in)
        (used in) operating activities
           Provision for possible loan losses .................................        473,944          395,587
           Depreciation and amortization ......................................        401,289          392,885
           Net gain on sale of securities .....................................       (233,483)               0
           Gain on sale of loans ..............................................     (1,659,542)      (1,081,310)
           Amortization of securities premiums, net ...........................          6,693           (6,687)
           Decrease (increase) in accrued interest receivable .................       (109,955)        (308,384)
           Increase in other assets ...........................................         62,082          (94,857)
           Increase in accrued interest payable ...............................         (9,121)          79,565
           Increase in accrued expenses and other liabilities .................        251,865          206,925
                                                                                  ------------    -------------
                Net cash provided by (used in) operating activities ...........        806,295          818,239
                                                                                  ------------    -------------

Investing activities:
     Proceeds from sale of securities .........................................     10,505,388                0
     Net increase in securities ...............................................    (19,974,996)      (5,039,930)
     Proceeds from sale of loans ..............................................     13,466,780       10,702,919
     Net increase in loans ....................................................    (34,819,675)     (39,372,446)
     Capital expenditures .....................................................       (666,553)        (918,926)
     Proceeds from sale of assets .............................................         10,000                0
                                                                                  ------------    -------------
           Net cash used in investing activities ..............................    (31,479,056)     (34,628,383)
                                                                                  ------------    -------------

Financing activities:
     Increase in deposits .....................................................     22,792,067       30,325,296
     Proceeds from issuance of common stock, net ..............................      1,492,801          256,881
     Treasury stock purchases .................................................     (1,189,544)               0
     Cash Dividends ...........................................................       (350,405)        (296,812)
                                                                                  ------------    -------------
           Net cash provided by financing activities ..........................     22,744,919       30,285,365
                                                                                  ------------    -------------
(Decrease) Increase in cash and cash equivalents ..............................     (7,927,842)      (3,524,779)
Cash and cash equivalents at beginning of year ................................     32,617,200       33,448,021
                                                                                  ------------    -------------
Cash and cash equivalents at end of period ....................................   $ 24,689,358    $  29,923,242
                                                                                  ------------    -------------

Supplemental disclosures:
     Interest paid ............................................................   $  5,408,291    $   4,611,631
     Income taxes paid ........................................................      1,003,028          647,750


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

     The Board of Directors declared cash dividends on January 6, 1998, April 15, 1998, July 15, 1998 and October 13, 1998. Shareholders of record on January 19, 1998, April 30, 1998, July 31, 1998 and October 30, 1998
     received a $.03 per share cash dividend paid on February 9, 1998, May 15, 1998, and $.05per share dividend paid on August 14, 1998 and November 13, 1998.

     The Company initiated a dividend reinvestment program pursuant to which shareholders of the Company will be permitted to purchase additional shares of the Company's common stock with their quarterly dividends and additional cash contributions up to $2,500. The dividend reinvestment program became effective on May 15, 1998 and pursuant to the Plan, the Company has issued 235,369 shares.

     On January 6, 1998, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase from time to time up to 150,000 shares of its outstanding stock. Shares purchased by the Company through the repurchase program will be used to fund the dividend reinvestment program, the Company's stock option plans and for other corporate purposes. As of September 30, 1998, the Company has repurchased 76,691 shares under the Plan and has subsequently re-issued 19,096 shares, for an ending balance of 57,595 shares.

2.   Disclosure of accumulated other comprehensive income balances:

                                                Unrealized        Unrealized
                                               Gain / (Loss)     Gain / (Loss)
                                               on Securities     on Securities
     Nine months ended September 30,                1998              1997
     ---------------------------------------------------------------------------
     Accumulated other comprehensive
       balances, Jan 1                         $   (38,242)      $   (60,476)

     Current-period change                         102,551            25,905
     ===========================================================================
     Accumulated other comprehensive
       balances                                $    64,309       $   (34,571)
     ===========================================================================

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

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") was issued September, 1997. Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has determined that it has no separate reportable segments.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits" ("Statement 132") was issued February, 1998. Statement 132 revises employers' disclosures about pension and other post retirement benefit plans. The Statement becomes effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. The Company has not determined the effect, if any, on its current disclosures.

     Statement of Financial Accounting Standards No. 133 " Accounting for Derivative Instruments and Hedging Activities" was issued June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at it's fair value. The Statement requires the changes in the derivative's faire value be recognized currently in earnings unless specific hedge accounting criteria is met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999,. A company may also implement the Statements as of the beginning of any fiscal quarter after issuance (that is , fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 3, 1997 (and, at the company's election, before January 1, 1998).

     The transition provisions of Statement 133 provide that at the date of initial application, a bank holding company may transfer any debt security categorized as held-to-maturity into the available-for-sale category or the trading category without calling into question the intent to hold other debt securities to maturity in the future. The transition provisions further require that the unrealized gain (losses) on a transferred held-to-maturity debt security be reported as part of the cumulative-effect-type adjustment of net income if transferred to the trading category or as part of the adjustment to the change in net unrealized holding gains (losses) on available for sale securities if transferred to the available-for-sale category. The adoption of this new standard did not have a material impact on the Company's financial condition or results of operations. In accordance with the new standard, the Company re-classified approximately $10.9 million of securities classified as Held-to-Maturity to Available-for-Sale on July 1, 1998. As of that date, the unrealized gain on these securities of $114,264 was recorded as a cumulative effect of change in accounting principle, net of related income tax provision of $43,420 and was included in the statement of comprehensive income for the three and nine months ended September 30, 1998.

                         PART I - FINANCIAL INFORMATION
                  Item 2. Management's Discussion and Analysis

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

FINANCIAL CONDITION

The Company's total assets increased to $238.5 million at September 30, 1998, $24.7 million, or 11.6%, above year end 1997 total assets of $213.8. Net loans totaled $155.4, a $22.5 million increase, or 17.0%, compared to $132.9 at December 31, 1997. The Company's securities portfolio, including securities held to maturity and available for sale, grew to $51.1 million, a 23.7% increase at September 30, 1998, compared to $41.3 million at December 31, 1997. As of September 30, 1998 Shareholders' Equity totaled $21.7 million compared to $20.0 million at December 31, 1997. The growth in the Company's total assets, securities and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line. The Company's Shareholders' Equity increases were attributable to retention of earnings, issuance of stock grants and exercised of stock options and warrants, but was subsequently offset by treasury stock purchases, net of re-issuance totaling $.9 million as of September 30, 1998.

These increases in total assets were funded by increases in the Company's total deposits which increased to $215.2 million at September 30, 1998, an increase of $22.8 million, or 11.9%, over total deposits of $192.4 million at December 31, 1997. Time deposits increased by $9.6 million, or 10.7%, savings deposits increased by $3.7 million or 12.1%, interest bearing demand deposits increased by $5.3 million, or 18.0%, and noninterest bearing demand increased by 4.0 million, or 9.8%. Promotional activities contributed to the increase in time deposits as well as the Company's continued penetration of existing markets. Deposits are obtained primarily from the market areas which the Company serves. As of September 30, 1998 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

The Company's nonaccrual loans increased by $1.4 million from year end 1997 to $2.3 million at September 30, 1998. The increase in nonaccrual loans is substantially the result of Management's decision to place two real estate secured loans on nonaccrual status due to delinquent payments. At September 30, 1998, $2.5 million in loans were contractually past due greater than 90 days but still accruing interest, compared to $552 thousand for the year ending December 31, 1997. In Management's best judgment all non performing assets are either fully collateralized or reserved based on circumstances known at this time.


The Company achieved a 9.17% Tier I Leverage Ratio at September 30, 1998 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%. The Tier 1 Capital ratio was 12.32% and the Risk Based Capital ratio was 13.23%.

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Continued

RESULTS OF OPERATIONS

Net Income

For the nine months ended September 30, 1998, the Company earned net income of $1.622 million, or $.54 basic earnings per share, compared to net income of $1,234 thousand, or $.42 basic earnings per share, earned for the comparable period of 1997. Basic earnings per share were calculated on 3,016,593 weighted average shares outstanding at September 30, 1998 compared to 2,962,338 weighted average shares outstanding a year earlier, adjusted for the 3 for 2 stock split declared April 24, 1998. The changes in the components of net income included a $1.1 million, or 19.0%, increase in net interest income after provision for loan losses, and a $1.1 million, or 56.1% increase in noninterest income. These items were partially offset by an increase in noninterest expenses of $1.7 million, or 28.0%, as the Company continued its branch expansion and increased staff required to support and deliver its new products introduced in 1997 and 1998.

For the three months ended September 30, 1998, net income grew 15.3%, totaling $664 thousand, or $.22 per share, compared to $576 thousand, or $.29 per share for the same period in 1997. Earnings per share were calculated on 3,058.941 weighted average shares outstanding for the quarter ended September 30, 1998, compared to 2,966,414 shares outstanding a year earlier, a 3.1% increase totaling 92,527 shares.

Net Interest Income

The Company's interest income increased by $1.981 thousand, or 18.1%, to $12.9 million for the nine months ended September 30, 1998 from $10.9 million for the comparable period of 1997. The increase was attributed to an additional $44.9 million in average earning assets, a 34% increase over prior year, totalling
224.6 million. Interest expense increased by $776 thousand, or 16.8%, to $5.4 million for the nine months ended September 30, 1998 from $4.6 million for the comparable period of 1997.

This increase in interest expense was primarily attributable to the $18.8 million, or 12.4%, increase in the Company's interest bearing deposits from $151.3 million as of September 30, 1997 to $170.1 million as of September 30, 1998. The net interest margin remained relatively unchanged at 4.00% for the nine months ended September 30, 1998 compared to 4.70% for the same period ended September 30, 1997.

Provision for Loan Losses

The Company's provision for loan losses totaled $474 thousand for the nine months ended September 30, 1998, compared to $396 thousand for the same period ended 1997. The increase in the provision is primarily the result of the Company's maintanance of it loan loss reserve as a percent of total loans less loans held for sale. As of September 30, 1998 the reserve increased to 1.03% compared to .96% as of September 30, 1997. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts and Management's analysis of current economic conditions.

For the third quarter of 1998, the provision for loan losses increased by $37 thousand, or 22.8%, over the comparable period of 1997. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts.

At September 30, 1998, the reserve was 68% of non-accrual loans; the prior year's reserve was 171% of non-accrual loans. The change was substantially due to the result of management's decision to place two real estate-secured loans on non-accrual status due to delinquent payments in the first quarter of 1998. In management's best judgement all non-performing assets are either fully collateralized or reserved based on circumstances known at this time.

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - Continued

Noninterest Income

Service charges on deposits increased $134 thousand to $667 thousand for the nine months ended September 30, 1998, a 25.2% increase over $533 thousand reported September 30, 1997. The majority of the increase is due to the growth in the demand accounts which includes higher volumes of transactions processed, improvement in return check fee collection ratios, repricing transaction fees in March 1998 and additional fee income generated by ATM services charges.

The Company's gain on sale of loans increased by $578 thousand (53.5%) to $1,660 thousand for the nine months ended September 30, 1998 from $1,081 thousand for the comparable period of 1997. This increase in the gain on sale of loans reflects the Company's increased participation in the Small Business Administration's ("SBA") guaranteed loan program as the Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market. The Company sold $13.5 million in SBA loans as of September 30, 1998 compared to $10.7 million sold in the same period in 1997.

Proceeds from sales of securities amounted to $10.5 million at September 30, 1998. Net gains on sales of securities were $233 thousand for the nine months ended September 30, 1998. There were no sales in 1997.

Other income which primarily consists of SBA servicing fee income, increased $196 thousand (46.4%), to $620 thousand for the nine month period ended September 30, 1998 due to a larger portfolio of loans serviced.

For the quarter ended September 30, 1998 service charges on deposits increased $37 thousand to $235 thousand, a 18.7% increase over $198 thousand reported September 30, 1997. As stated above, growth in demand accounts and repricing transactions fees contributed to the increase in charges.

Gain on sale of loans increased 94.9% or $289 thousand from $305 thousand in 1997 to $594 thousand for the three month period ended September 30, 1998. The increase was attributable to the same factors as discussed in the nine month comparisons.

Proceeds from sales of securities amounted to $5.7 million at September 30, 1998. Net gains on sales of securities amounted to $91 thousand for the three month period ended September 30, 1998. There were no sales in 1997.

Other income increased $74 thousand, or 46.7, for the three month period ending September 30, 1998 as compared to September 30, 1997 due to a larger portfolio of loan serviced.

Noninterest Expense

The Company's total other expenses increased by $1.664 thousand, or 28.0%, to $7.6 million for the nine month period ended September 30, 1998 from $5.9 million for the comparable period of 1997. Salaries and employee benefits increased $839 thousand due to additional staffing required to support the increased level of activity on new products developed in 1997, staffing required for the opening of the Linden branch in April 1997, along with increases in commissions paid associated with the increased volume in loan sales. Other operating expenses which includes items such as deposits and loan expenses, advertising, professional services, office expenses and other miscellaneous expenses increased $840 thousand, largely due to the increasing customer base, branch expansion, product development and marketing.

For the third quarter of 1998 total other expenses increased by $693 thousand, or 36.8%, to $2.6 million for the three month period ended September 30, 1998 from $1.8 million for the comparable period of 1997. Increases are comprised of $430 thousand in salaries and employee benefits, $(27) thousand in occupancy expenses and $289 thousand in other operating expenses. The increases were primarily attributable to expansion as discussed previously. The decrease in occupancy expense of $27 thousand was primarily due to the prior year direct expense of leasehold improvements.

                           PART II - OTHER INFORMATION

                       UNITY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

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

At the Annual Meeting, held on April 24, 1998, the shareholders approved the following proposals set forth in the Proxy statement by the votes indicated:

1. The election of the nominees named in the Proxy Statement to serve as directors of the Company for the terms of office specified and until their successors are duly elected and qualified. The following tabulation with respect to each nominee for director is as follows:

                                               Term of   Affirmative   Withheld
     Director                                Expiration     Votes       Votes
     --------                                ----------  -----------   --------
     John Tremblay                             2,001      1,490,555    11,849

     The following directors terms of
       office continued after the
       meeting:

     Robert J. Van Volkenburgh                 2,000
     David D. Dallas                           1,999
     Peter P. DeTommaso                        1,999
     Charles S. Loring                         2,000

2. Approval of the Unity Bancorp, Inc. 1n Plan. For - 1,035,539; Against - 132,929; Withheld Authority - 10,779.

     Note: All shares outstanding, represented and votes cast were prior to the Company's 3 for 2 Stock split declared on April 24, 1998.

Item 5. Other Information

Year 2000

Overview

The Company continues its commitment to be Y2K compliant. Currently, the Company remains on schedule with its Year 2000 testing, in accordance to the FFIEC schedule. We have completed testing with our main data servicer and item processor with success. We have assessed our risks on our lending portfolio and continue to perform due diligence to ensure all new and existing borrowers meet the appropriate guidelines, as necessary, as put forth by the regulators. Many conversions to Year 2000 compliant equipment and softwares have been completed, and we continue our commitment to the Year 2000 project remains in an active status to ensure each and everyone of our systems and equipment operates appropriately in the Year 2000.

Summary

The Company utilizes software and related technologies throughout its business that will be affected by the century date change in the year 2000 ("Y2K"). During 1997, a committee comprised of the entire senior management team and other key associates was formed to determine the full scope and related costs of this problem to ensure that the Company's systems continue to meet its internal needs and those of its customers.

The first phase of this project, the assessment phase, has been completed. The Y2K committee has identified all hardware, software, systems and processes that might be affected by the century date change. It has evaluated the criticality of all systems. A plan of action for all items was developed which includes tests and alternatives. Possible worst case scenarios were discussed to help determine the criticality of an item. For example, if the Company's primary accounting software does not read the century date change correctly, it is possible that borrowers and depositor accounts will have miscalculations and balance errors. The entire internal bookkeeping process could be affected to the point were the Company would halt operations until a remedy was put in place. Thus the Company's primary accounting system is considered to be a mission critical item and was assigned as mission critical. On the positive side, the accounting system's vendor has represented to the Company that its software is Y2K compliant. The vendor has obtained Y2K compliance certification from an independent testing organization and the software has also been reviewed by an appropriate party. In addition, a lending subcommittee was formed to evaluate the risk that the Y2K problem might have on all of the Company's borrowers who have indebtedness in excess of $250,000. This evaluation, now substantially complete, was undertaken to assess borrowers' ability to repay loans in the year 2000 and beyond. Overall, the Company believes hat the Y2K issue poses a low risk to a large majority of its borrowers.

The project is currently in its last testing stage. Written testing plans have been prepared for all items assigned as mission critical verses not mission critical. Testing has been completed on most all of these applications. Testing of the Company's most critical application, its data processing system, has been completed. The vendor has provided the Company with a copy of its internal test of the system for Y2K compatibility. To date the Company has advanced the system's operating date to January 3, 2000 and has reviewed the resultings. In addition, the results of the many internal tests provided by the vendor are being reviewed for their adequacy. The Company expects to have tests of all items completed by December 31, 1998.

The final phase of this project is to administer the contingency plans where testing has uncovered weaknesses. This phase has already begun in certain areas. For instance, many old personal computers (PC's ) and their software have been replaced with Y2K compliant PC's and software. The Company's primary processor, NCR, certified that they are compliant. The system date of the upgraded software has been successfully advanced in the year 2000, although further testing still remains.

The Company believes it has committed sufficient resources to this project to ensure its success. Costs incurred to date have not been material. The Company has no programmers on staff and is reliant on the vendors of purchased software to upgrade their products to be Y2K compliant, if necessary. To date, the Y2K project is on schedule and future costs are not expected to be material.

Unauthorized Overdraft

Subsequent to the close of the third quarter, the Bank discovered that it has been the victim of an unauthorized overdraft to a single customer. Although the Bank is still investigating this occurrence, it appears that the total amount of the overdraft may range from $680,000 to $1,400,000. The Bank is pursuing all legal actions available to recover this overdraft, and it appears that assets may be available to satisfy the Bank's claims, at least in part. At this time, the Bank has established a $300,000 reserve in November in connection with this situation. Management will continue to investigate this matter, and take all steps possible to safeguard the Bank's interests.

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


                                              UNITY BANCORP, INC.


Date:  November 15, 1998                      By:  /s/ JOHN F. TREMBLAY
                                                   -----------------------------
                                                   John F. Tremblay, President