Form 10KSB
period 1998-12-31
UNITY BANCORP INC /DE/
filed 1999-03-31
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998
                          -------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                         Commission file number 1-12431

                               UNITY BANCORP, INC.
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                           22-3282551
          --------                                           ----------
 (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

64 Old Highway 22, Clinton, NJ                                 08809
------------------------------                                 -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 730-7630

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:     None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

         Title of each class:               Common Stock, No Par Value

         Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 15, 1999, was $23,761,472.

         The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 15, 1999, was 3,861,568.

         For the fiscal year ended December 31, 1998, the Issuer had total revenues of $21.9 million.

                         DOCUMENTS INCORPORATED BY REFERENCE

         10-KSB ITEM                                    DOCUMENT INCORPORATED
         -----------                                    ---------------------
Item 6.   Management's Discussion and            Registrant's Annual Report to
          Analysis or Plan of Operation          Shareholders under the caption
                                                 "Management's Discussion and Analysis"

Item 7.   Financial Statements                   Registrant's Annual Report to
                                                 Shareholders under the caption
                                                 "Consolidated Financial Statements"

Item 9.   Directors and Executive                Proxy Statement for 1999 Annual Meeting
          Officers of the Company;               of Shareholders to be filed no later
          Compliance with Section 16(a)          than April 30, 1999
          of the Exchange Act

Item 10.  Executive Compensation                 Proxy Statement for 1999 Annual Meeting
                                                 of Shareholders to be filed no later
                                                 than April 30, 1999

Item 11.  Security Ownership of Certain          Proxy Statement for 1999 Annual Meeting
          Beneficial Owners and                  of Shareholders to be filed no later
          Management                             than April 30, 1999

Item 12.  Certain Relationships and              Proxy Statement for 1999 Annual Meeting
          Related Transactions                   of Shareholders to be filed no later
                                                 than April 30, 1999


                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

         Unity Bancorp, Inc. (the "Company" or "Registrant") is a one-bank holding company incorporated under the laws of the State of Delaware to serve as a holding company for First Community Bank (the "Bank"). First Community Bank changed its name, effective March 1, 1999, to Unity Bank. The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994. The only significant activity of the Company is ownership and supervision of the Bank.

         The Bank opened for business on September 16, 1991. The Bank received its charter from the New Jersey Department of Banking on September 13, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office and seven branches located in Clinton, North Plainfield, Flemington, Springfield, Scotch Plains, Linden, Union and Colonia, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridor between the Bank's Clinton, New Jersey main office and its Linden, New Jersey branch. This service area includes communities in Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren Counties, New Jersey.

         On August 25, 1998 the Company executed long-term leases with First States Properties for eight new branch locations. These leases will become effective on various dates in 1999. The branches are existing bank offices located in Cranford, Kenilworth, Berkeley Heights and Springfield in Union County, New Jersey, and in East Brunswick, North Brunswick, South Plainfield and Edison in Middlesex County, New Jersey. In addition, the Company executed a lease for a new branch in the Colonia section of Woodbridge Township, Middlesex County, New Jersey and is building a new office in Whitehouse, Hunterdon County, New Jersey. The Company anticipates that these branches will open in stages through July, 1999. At the completion of this expansion, the Company will have a 17 office network.

         On February 18, 1999, the company, through the Bank, acquired Certified Mortgage Associates, Inc. ("CMA"), a Marlboro, New Jersey based correspondent mortgage banker. CMA originates one-to-four family home mortgages for re-sale into the secondary market. Currently, all sales are done servicing released. The Company believes that the acquisition of CMA will provide the Company with additional non-interest income, and the Company intends to enhance its mortgage banking operation through the acquisition of other mortgage bankers and brokers. For the 12-months ended December 31, 1998, CMA originated $267.6 million in one-to-four family mortgages.

         The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is a New Jersey chartered commercial bank whose deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The operations of the Company and the Bank are subject to the supervision and regulation of FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

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

SERVICE AREA

         The Company's primary service area is defined as the neighborhoods served by the Bank's offices. The Bank's main office, located in Clinton, in combination with its Flemington office and the office the Company anticipates opening in Whitehouse, serves the greater area of Hunterdon County. The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County. The Bank's Springfield, Scotch Plains, Linden and Union offices, and the new offices the Company anticipates opening in Cranford, Kenilworth, Berkeley Heights, and Springfield, will serve the majority of the communities in Union County, and the southwestern communities of Essex County. The offices the Company anticipates opening in East Brunswick, North Brunswick, South Plainfield, Edison, and Woodbridge Township will extend the Company's service area into Middlesex County.

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

EMPLOYEES

         The Company employs 106 full-time and 14 part-time employees. None of the Company's employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good.


                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank. Over the past several years, a number of legislative proposals have been debated in Congress concerning modernization of the nation's financial system. Many of these proposals would substantially alter the current regulatory framework, particularly as it relates to bank holding companies and their powers. Management of the Company is unable to predict, at this time, which, if any, of these legislative proposals may ultimately be adopted and the impact of any such regulatory proposals on the business of the Company.

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

         Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and performing, guaranteed portions of unsold SBA loans, which carry a 20% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing. Short term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancelable commitments have a 0% risk-weighing.

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

         Recent Regulatory Enactments. On September 30, 1996, the Deposit Insurance Fund Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF. As a result of the recapitalization of the SAIF, FDIC premium assessments to SAIF members, both in the form of insurance premiums and for repayment of the Federal Finance Corporation obligations, have been reduced from 23 basis points to 6.4 basis points for the healthiest institutions. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. At this time, management of the Company is unable to predict when or if a unified federal charter will be adopted and when and if the BIF and the SAIF will be merged, or the effect, if any, of these events upon the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its seven branch offices. The Company expects to conduct its business through an additional ten branches by the third quarter of 1999. In August 1998, the Company acquired eight branch locations divested as part of the First Union/CoreStates merger. All sites were acquired on a leased basis, with the leases going into effect on various dates through the first half of 1999. The following table sets forth certain information regarding the Company's properties as of December 31, 1998.



      LOCATION                  LEASED OR OWNED      DATE OF LEASE EXPIRATION
      --------                  ---------------      ------------------------

 64 Old Highway 22                   Leased                   7/3/04
 Clinton, NJ

 450 Somerset Street                 Owned                      N/A
 North Plainfield, NJ

 110 Main Street                     Leased                   3/31/03
 Flemington, NJ

 733 Mountain Avenue                 Leased                   9/30/03
 Springfield, NJ

 2222 South Avenue                   Leased                   4/30/06
 Scotch Plains, NJ

 752 Stuyvesant Avenue               Leased                  10/31/99
 Union, NJ

 628 North Wood Avenue               Owned                      N/A
 Linden, NJ

 1379 St. Georges Avenue             Leased                  12/28/03
 Colonia, NJ
=============================================================================

ITEM 3.  LEGAL PROCEEDINGS

        The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

        In the fourth quarter of 1998, the Bank discovered that it had been the victim of an unauthorized overdraft to a single customer. Although the Bank is still investigating this occurrence, it appears that the total amount of the overdraft may range from $680,000 to $1,400,000. The Bank is pursuing all legal actions available to recover this overdraft, and it appears that assets may be available to satisfy the Bank's claim, at least in part. At this time, the Bank has established a $300,000 reserve in November of 1998 in connection with this situation. As a result, the Bank's loss exposure is between $380,000 and $1,100,000, before consideration of any assets which may be realized to pay off the Bank. Management continues to investigate this matter, and take all steps possible to safeguard the Bank's interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1998.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Commencing on September 21, 1998, the Company's Common Stock began trading on the NASDAQ National Market under the symbol "UNTY". Previously, the Company's Common Stock had traded on the American Stock Exchange under the symbol "UBI". As of December 31, 1998, there were 678 stockholders of record of the Common Stock.

        The following table sets forth the high and low bid prices of the Common Stock, as reported on the NASDAQ National Market for the fourth quarter of 1998. The high and low bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. For 1997 and for the first three quarters of 1998, the table sets forth the high and low sales prices for the Common Stock on the American Stock Exchange. The table also sets forth cash dividends paid on the Common Stock.


The 1997 cash dividends were not restated to reflect the three for two stock split and the 5% stock dividend declared in 1998.



                                                                                                            CASH
                                                                         HIGH             LOW             DIVIDEND
                                                                         ----             ---             --------
1998:
4th Quarter......................................................       12.125          10.250              0.05
3rd Quarter......................................................       14.625          11.750              0.05
2nd Quarter......................................................       18.250          13.188              0.05
1st Quarter......................................................       16.625          12.750              0.05

1997:
4th  Quarter.....................................................       12.302          10.159              0.05
3rd  Quarter.....................................................       10.476           8.492              0.05
2nd  Quarter ....................................................       9.206            8.730              0.05
1st  Quarter.....................................................       11.270           8.889              0.05
====================================================================================================================

        The Company began paying a cash dividend in the first quarter of 1995 and has paid a quarterly dividend each quarter since. The Company's current dividend is $.05 per share.

        The future payment of cash dividends, if any, by the Company will be determined from time to time by the Board of Directors which will consider, among other factors, the Company's financial condition and results of operations, investment opportunities, capital requirements and regulatory limitations. Funds for the payment of cash dividends by the Company are derived from dividends paid by the Bank to the Company. Accordingly, restrictions on the Bank's ability to pay cash dividends directly affect the payment of cash dividends by the Company. The Bank is subject to certain limitations on the amount of cash dividends that it may pay under the Banking Act, which provides that a bank may pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. As of December 31, 1998, the Bank had $2.7 million available for the payment of dividends to the Company pursuant to these restrictions. In addition, pursuant to the order of the Commissioner of the New Jersey Department of Banking and Insurance permitting the Bank to acquire eight
(8) of its new branches, the Bank will be prohibited from paying dividends to the Company in the event that its ratio of capital to total assets at any quarter end falls below 6.0%. At December 31, 1998, the Bank's ratio of capital to total assets was 7.09%.

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1999 Annual Shareholders Meeting under the captions "PROPOSAL 1.-- ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

        The following table sets forth certain information about each executive officer of the Company who is not also a director.


                                                                  PRINCIPAL OCCUPATION DURING
NAME, AGE AND POSITION                       OFFICER SINCE        PAST FIVE YEARS
==================================================================================================================
Thomas B. Maresca, 41,                           1991             Executive Vice President of the Bank since
Executive Vice President of the Bank                              1998; employed by the Bank since its inception.

------------------------------------------------------------------------------------------------------------------

Kevin J. Killian, 43,                            1998             Chief Financial Officer of the Company and
Chief Financial Officer of the Company                            Executive Vice President of the Bank.
                                                                  Previously, Mr. Killian was President of United
                                                                  Heritage Bank and Chief Financial Officer of
                                                                  Independence Bancorp.
==================================================================================================================


ITEM 10. EXECUTIVE COMPENSATION

        Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the caption "EXECUTIVE COMPENSATION," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1999 Annual Shareholders Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1999 Annual Shareholders Meeting under the caption "Certain Transactions with Management," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS
------              -----------------------

3(i)                Certificate of Incorporation of the
                    Company, as amended(2)

3(ii)               Bylaws of the Company(1)

4(i)                Form of Stock Certificate(2)

10(i)               1994 Stock Option Plan for
                    Non-Employee Directors (1)

10(ii)              Stock Bonus Plan (2)

10(iii)             1997 Stock Option Plan (3)

10(iv)              1997 Stock Bonus Plan (3)

10(v)               1998 Stock Option Plan (4)

10(vi) Employment Agreement, dated November 14, 1997 by and among John F. Tremblay, Unity Bancorp, Inc. and First Community Bank.

13                  Annual Report to Shareholders for the year ended
                    December 31, 1998

21                  Subsidiaries of the Registrant

23                  Consent of Arthur Andersen LLP

27                  Financial Data Schedule

---------------------------------

(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-76392.

(2) Incorporated by reference from Exhibits 3(i) to 27 from the Registrant's Registration Statement on Form SB-2, Registration No. 333-12565.

(3) Incorporated by reference from Exhibits B and C from the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

(4) Incorporated by reference from Exhibit A from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K

           DATE            ITEM REPORTED
           ----            -------------

October 16                 5 - announcing stock dividend.

December 10                5 - announcing regulatory approval of subsidiary
                                to open new branches.

                           5 - announcing stock dividend.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                     UNITY BANCORP, INC.


Dated:    March 29, 1999                          By:/s/ John F. Tremblay
                                                     ---------------------------
                                                     JOHN F. TREMBLAY, President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             NAME                                      TITLE                              DATE
             ----                                      -----                              ----

/s/ Robert J. Van Volkenburgh              Chairman of the Board and Chief         March 29, 1999
-----------------------------              Executive Officer
Robert J. Van Volkenburgh

/s/ John F. Tremblay                       President and Director                  March 29, 1999
-----------------------------------
John F. Tremblay

/s/ Kevin J. Killian                       Chief Financial Officer (Principal      March 29, 1999
-----------------------------------        Financial and Accounting Officer)
Kevin J. Killian

/s/ David D. Dallas                        Vice Chairman and Corporate             March 29, 1999
------------------------------------       Secretary
David D. Dallas

/s/ Charles S. Loring                      Director                                March 29, 1999
-----------------------------------
Charles S. Loring

/s/ Peter P. DeTommaso                     Director                                March 29, 1999
-----------------------------
Peter P. DeTommaso
