Form 10QSB
period 1999-03-31
UNITY BANCORP INC /DE/
filed 1999-05-17
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

    (X)      QUARTERLY REPORT, PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934,

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

    ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______.


                         Commission file number: 1-12431


                               UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                         22-3282551
    -------------------------------                            ----------------
    (State of other jurisdiction of                            (I.R.S. Employer
     Incorporation of Organization)                             Identification)


 64 OLD HIGHWAY 22, CLINTON, NEW JERSEY                              08809
----------------------------------------                          ----------
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

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---

The number of shares outstanding of each of the registrant's classes of common equity stock, as of May 13, 1999: Common Stock, No Par Value: 3,861,568 shares outstanding

Transitional Small Business Disclosure Format (check one):

                              YES  X      NO
                                  ---        ---

================================================================================

                       UNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CONDITION
(in thousands, except share amounts)                   (unaudited)
                                                        March 31,  December 31,
                                                          1999         1998
                                                        ---------  ------------
ASSETS
    Cash And Due From Banks ..........................    27,703      15,388
    Federal Funds Sold ...............................    29,150      17,100
                                                        --------    --------
       Total Cash And Cash Equivalents ...............    56,853      32,488
                                                        --------    --------
    Securities
        Available For Sale, At Fair Value ............    22,371      21,490
        Held To Maturity, At Amortized Cost ..........    24,646      19,439
       Aggregate Fair Value Of $24,040 and $19,089
                                                        --------    --------
       Total Securities ..............................    47,017      40,929
                                                        --------    --------
    Loans, Held For Sale .............................     2,566       3,569
    Loans, Held To Maturity ..........................   168,268     163,570
                                                        --------    --------
    Loans, Total .....................................   170,834     166,570
    Less: (Deferred Costs) / Unearned Income .........      (273)       (222)
    Less: Loan Loss Reserve ..........................     1,684       1,825
                                                        --------    --------
       Net Loans .....................................   169,423     164,967
                                                        --------    --------
    Premises And Equipment ...........................     8,560       4,559
    Accrued Interest Receivable ......................     1,207       1,163
    Cash Surrender Value Of Insurance ................     6,082       6,000
    Other Assets .....................................     9,148       4,506
                                                        --------    --------
       TOTAL ASSETS ..................................   298,290     254,612
                                                        ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
    Demand ...........................................    45,325      50,120
    Demand Interest ..................................    75,923      40,585
    Savings ..........................................    32,661      34,320
    Time, $100,000 And Over ..........................    27,271      28,164
    Time, Under $100,000 .............................    84,020      73,671
                                                        --------    --------
    Time, Total ......................................   111,291     101,835
                                                        --------    --------
       Total Deposits ................................   265,200     226,830
                                                        --------    --------
    Obligation Under Capital Lease ...................     3,401         304
    Accrued Interest Payable .........................       509         408
    Accrued Expenses And Other Liabilities ...........     1,423         694
                                                        --------    --------
       TOTAL LIABILITIES .............................   270,533     228,266
                                                        --------    --------
    Shareholder's Equity
    Common Stock, $0.00 par, 7,500,000 authorized; ...    25,332      23,146
       Issued Shares of 3,861,568 and 3,759,251
       Outstanding Shares of 3,776,935 and 3,668,197
    Treasury Stock, at cost; .........................    (1,070)     (1,202)
        Outstanding Shares of 84,633 and 91,054
    Retained Earnings ................................     3,694       4,534
    Accumulated other comprehensive loss .............      (199)       (132)
                                                        --------    --------
    TOTAL SHAREHOLDERS' EQUITY .......................    27,757      26,346
                                                        --------    --------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .......   298,290     254,612
                                                        ========    ========

                       UNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENT
(in thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1999         1998
                                                          ---------    ---------
Loan Interest ........................................        3,750        3,039
Securities ...........................................          670          807
Federal Funds Sold ...................................          169          246
                                                          ---------    ---------
TOTAL INTEREST INCOME ................................        4,589        4,092
                                                          ---------    ---------
Interest Expense On Deposits .........................        1,992        1,747
                                                          ---------    ---------
NET INTEREST INCOME ..................................        2,597        2,345
                                                          ---------    ---------
Loan Loss Reserve ....................................           61          204
                                                          ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS ....        2,536        2,141
                                                          ---------    ---------
Service Charges On Deposits ..........................          169          201
Gain On Sale Of Loans ................................          322          370
Gain On Sale Of Securities ...........................          121           73
Other Income .........................................        1,078          177
                                                          ---------    ---------
TOTAL OTHER INCOME ...................................        1,690          821
                                                          ---------    ---------
Salaries .............................................        1,802        1,202
Occupancy ............................................          451          259
Other Operating Expense ..............................        1,179          951
                                                          ---------    ---------
TOTAL OTHER EXPENSES .................................        3,432        2,412
                                                          ---------    ---------
INCOME (LOSS) BEFORE TAXES ...........................          794          550
Provision For Income Taxes ...........................          293          210
NET INCOME ...........................................          501          340
                                                          ---------    ---------
Basic Earnings per Share .............................    $    0.13    $    0.11
                                                          =========    =========
Diluted Earnings per Share ...........................    $    0.13    $    0.11
                                                          =========    =========

Weighted Average Shares O/S--Basic ...................    3,724,801    3,139,941
Weighted Average Shares O/S--
  Effect of dilutive securities stock options ........       22,796      257,105
Weighted Average Shares -- Diluted ...................    3,747,597    3,397,046

                       UNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                           For the three months
                                                            ending March 31,
                                                           -------------------
                                                             1999      1998
                                                            ------    ------
Net Income ..............................................     501       340
Other Comprehensive Income
    Unrealized loss on securities .......................    (108)     (158)
    Tax Benefit .........................................      41        60
                                                             ----      ----
    Net unrealized loss, net of reclass adjustment ......     (67)      (98)
                                                             ----      ----
    Other comprehensive loss, net of tax ................     (67)      (98)
                                                             ----      ----
    Comprehensive Income ................................     434       242
                                                             ====      ====
    Disclosure, reclassification amount, net of tax:

      Unrealized holding gains (losses) arising
       during the period ................................       8       (53)
      less: reclassification adjustment for gains
            in net income ...............................      75        45
                                                             ----      ----
                                                              (67)      (98)
                                                             ====      ====


                              UNITY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

                                                                             For the three months
                                                                                ended March 31,
                                                                             --------------------
                                                                              1999          1998
                                                                             -------       ------
 Operating activities:
  Net income ...........................................................         501          340
  Adjustments to reconcile net income to net cash provided
    by / (used in) operating activities
    Provision for possible loan losses .................................          61          204
    Depreciation and amortization ......................................         166          147
    Net gain on sale of securities .....................................        (121)         (73)
    Gain on sale of loans ..............................................        (322)        (370)
    Stock Grants .......................................................         183            0
    Amortization of securities premiums, net ...........................           0            8
    Deferred tax benefit ...............................................         (51)           0
    Decrease (increase) in accrued interest receivable .................         (44)          31
    Increase in other assets ...........................................      (4,338)        (306)
    Increase in Deferred Costs -- Construction in Process ..............        (254)           0
    Increase in Bank Owned Life Insurance ..............................         (82)           0
    (Decrease) / Increase in accrued interest payable ..................         101           25
    Increase / (Decrease) in accrued expenses and other liabilities ....       3,826          181
                                                                             -------      -------
         Net cash provided by (used in) operating activities ...........        (374)         187
                                                                             =======      =======
Investing activities:
  Purchases of securities held to maturity .............................      (6,000)     (25.,888)
  Purchases of securities available for sale ...........................      (3,835)           0
                                                                             -------      -------
      Total Purchases of Securities ....................................      (9,835)     (18,212)
                                                                             -------      -------
  Maturities and principal payments on securities held to maturity .....         794        1,000
  Maturities and principal payments on available for sale ..............       1,937        6.676
  Proceeds from sale of securities available for sale ..................       1,070        3,793
                                                                             -------      -------
      Total Maturities, payments, and sales ............................       3,801       11,469
                                                                             -------      -------
  Proceeds from sale of loans ..........................................       2,486        4,625
  Net increase in loans ................................................      (6,679)      (4,297)
  Capital expenditures .................................................      (4,168)        (275)
                                                                             -------      -------
    Net cash used in investing activities ..............................     (14,395)     (14,366)
                                                                             =======      =======
Financing activities:
  Increase in deposits .................................................      38,340        9,299
  Proceeds from issuance of common stock, net ..........................       2,186          389
  Stock Dividends ......................................................      (1,157)           0
  Treasury stock purchases .............................................         (51)        (522)
  Cash Dividends .......................................................        (184)        (100)
                                                                             -------      -------
    Net cash provided by financing activities ..........................      39,134        9,066
                                                                             =======      =======
 (Decrease) Increase in cash and cash equivalents ......................      24,365       (5,113)
                                                                             =======      =======
 Cash and cash equivalents at beginning of year ........................      32,488       32,617
                                                                             =======      =======
 Cash and cash equivalents at end of period ............................      56,853       27,504
                                                                             =======      =======
 Supplemental disclosures:
  Interest paid ........................................................       1,891        1,716
  Income taxes paid ....................................................         800          100

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. All significant inter-company balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

(1)  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank", or when consolidated with the Parent Company, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Bank was incorporated in the State of New Jersey on July 27, 1990. The Bank was subsequently granted a charter by the New Jersey Department of Banking and commenced operations on September 13, 1991 after purchasing the deposits of two existing branches of another financial institution through the Resolution Trust Corporation. The Bank currently operates twelve branches in Hunterdon, Middlesex, Somerset and Union counties.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts requiring the use of significant estimates include the allowance for loan losses and the fair value disclosures of financial instruments. Actual results could differ from those estimates.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company classifies its securities into three categories: (1) held to maturity, (2) available for sale and (3) trading. Securities which the Company has the ability and intent to hold until maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts.

     Securities which are held for an indefinite period of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at market value. Differences between a security's amortized cost and market value is charged/credited directly to shareholders' equity, net of income tax effect. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the statements of income on the date of sale.

     The Company has not classified any of its securities as trading.

     LOANS & LOANS HELD FOR SALE --

     Interest is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, interest accruals are discontinued and all past due interest, previously recognized as income is reversed and charged against current period earnings.

     Loan origination fees, net of direct loan origination costs, are deferred and are recognized over the estimated life of the related loans as an adjustment of the loan yield, in accordance with Statement of Financial Accounting Standards 91.

     The Company evaluates its loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loans effective interest rate. Impairment can also be measured based on a loan's observable market price or the fair of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

     Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ALLOWANCE FOR LOAN LOSSES --

     The allowance for loan losses is maintained at a level management considers adequate to provide for potential loan losses. The allowance is increased by provisions charged to expense and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, after consideration of prevailing economic conditions in the Company's market area. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made during the year by management and a loan review consultant. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to provide for potential losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the Company's allowance for loan losses. These agencies may require the Company to make additional provisions based on their judgments about information available to them at the time of their examination.

     PREMISES AND EQUIPMENT --

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     SALE AND SERVICING OF SMALL
     BUSINESS ADMINISTRATION (SBA) LOANS --

     The Company originates loans to customers under an SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of each loan to a third party and retains the unguaranteed portion in its own portfolio. To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized. The carrying value of the retained portion of the loan is reduced, which increases the future yield. The excess servicing fees are reflected as an asset and are classified in loans for financial reporting purposes. The asset is amortized over an estimated life using a method approximating the effective interest method; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized.

     Serviced loans sold to other financial institutions are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by outside investors, amounted to approximately $ 50,029,000 and $38,353,000 at March 31, 1999 and 1998, respectively.

     INCOME TAXES --

     Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

     CASH AND CASH EQUIVALENTS --

     Cash and cash equivalents includes cash on hand, amounts due from banks and Federal funds sold.

     NET INCOME PER SHARE --

     The Bank adopted SFAS No. 128, "Earnings per Share" effective December 15, 1997. In accordance with this new accounting standard, basic earnings per share is computed based on the weighted average number of shares outstanding for the periods presented. Diluted earnings per share is computed based on the weighted average number of shares outstanding for the period presented adjusted for the effect of the stock options and warrants outstanding, if dilutive. The Bank restated previously reporting earnings per share for 1996 and 1995 as required by this new accounting standard.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     COMPREHENSIVE INCOME --

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," in June 1997. This statement is effective for years beginning after December 15, 1997. Statement No. 130 requires entities that present a complete set of financial statements to include the components of comprehensive income. Comprehensive income consists of net income or loss for the current period and revenues, expenses, gains, and losses that have been previously excluded from the income statement and were only reported as a component of equity. The effect of adopting Statement No. 130 is not material to the Company's results of operations or financial position.

     RECLASSIFICATIONS --

     Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

(3)  LOANS

     Total loans outstanding by classification as of March 31, 1999 and 1998 are as follows: (in thousands)

                                             March 31,      March 31,
                                               1999           1998
                                             ---------      ---------
     Commercial & industrial .............    43,322         24,715
     Loans secured by real estate:
           Non-residential properties ....    60,558         62,279
           Residential properties ........    26,746         27,533
           Construction ..................    15,415         12,091
     Lease financing .....................         0              0
     Loans to individuals ................    25,099          7,514
                                             -------        --------
                                             171,140        134,132
                                             =======        ========

     As of March 31, 1999 and 1998, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1,483,000 and $2,290,000 respectively, and the related valuation allowance was $1,685,000 and $1,322,000, respectively. This valuation allowance is included in the allowance for possible loan losses in the accompanying balance sheet. At March 31, 1999, $1,478,000 in loans were past due greater than 90 days but still accruing interest as compared to March 1998 of $1,071,000.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

     The allowance for possible loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

     An analysis of the change in the allowance for possible loan losses for the first quarter of 1999 and 1998 are as follows- (in thousands)

                                                               1999       1998
                                                              -----      -----
     Balance at beginning of period, January 1 ...........    1,825      1,322
     Provision charged to expense ........................       61        204
     Loans charged-off ...................................      203        204
     Recoveries on loans previously charged-off ..........        2          0
                                                              -----      -----
     Balance at end of period, March 31 ..................    1,685      1,322
                                                              =====      =====

(5)  ACQUISITIONS

     On February 18, 1999, the Company, through its Bank Subsidiary acquired Certified Mortgage Associates Inc. ("CMA"), a Marlboro, New Jersey based correspondent mortgage banker. The Company paid the shareholders of CMA $2.8 million (the "Purchase Price"). The Purchase Price was paid in cash and shares of the Company's common stock, with $1.7 million of the Purchase Price paid in cash and $1.1 million paid in shares of the Company's common stock, valued at the average of the bid ask price for the stock during the first twenty trading days in the thirty day period prior to consummation of the transaction. The Company issued 102,459 shares of its common stock. The transaction is accounted for as a purchase and the company will recognize $3,924,000 in goodwill, which it will amortize over eight years.

(6)  SHAREHOLDERS' EQUITY

     The Board of Directors, on November 23, 1998, approved a 5% stock dividend payable January 8, 1999 to shareholders of record as of December 21, 1998. All share and per share information for all periods presented in these financial statements has been adjusted to give effect for the stock dividend.

     The Board of Directors declared a cash dividend on January 28, 1999. Shareholders of record on February 5, 1999, received a $.05 per share cash dividend paid on February 16, 1999.

     The Board of Directors, on March 16, 1999, approved a stock repurchase program pursuant to which the Company may repurchase from time to time up to 250,000 shares of its outstanding stock. Shares purchased by the Company through the repurchase program will be used to fund the dividend reinvestment program, the Company's stock option plans and for other corporate purposes.

 (7)   REGULATORY CAPITAL:

     The Parent Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Parent Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Parent Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of March 31, 1999 that the Parent Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of March 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Parent Company as well capitalized and the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Parent Company and the Bank must maintain minimum total risk-based; Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company achieved a 11.87% Tier I Leverage Ratio at March 31, 1999 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%, as compared to a 13.89% Ratio at December 31, 1998. The Bank achieved a 8.27% Tier I Leverage Ratio at March 31, 1999 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%, as compared to a 8.84% Ratio at December 31, 1998. These decreases were primarily due to the capitalization of leases related to the branch expansion program and intangibles associated with the acquisition of CMA.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     None

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

FINANCIAL CONDITION

    The Company's total assets increased $43.7 million to $298.3 million at March 31, 1999, or 17.2% above year end 1998 total assets of $254.6. This was primarily the result of a new, high-yielding Money Market deposit product, which totaled $41.0 million at March 31, 1999.

    Net loans increased $4.5 million to $169.4 at March 31, 1999, or 2.7% compared to $164.9 at December 31, 1998. The Company funded approximately $6.7 million in loans, which was offset by loan payments, payoffs and SBA loan sales totaling $2.5 million.

    The Company's securities portfolio, including securities held to maturity and available for sale, grew to $47.0 million at March 31, 1999, or 14.9% compared to $40.9 million at December 31, 1998. As of March 31, 1999 Shareholders' Equity totaled $27.8 million compared to $26.3 million at December 31, 1998, a $1.4 million, 5% increase.

    The growth in the Company's total assets, securities and deposits was a result of the Company's branch expansion, continued penetration of its existing markets, emphasis on customer service, competitive rate structures, selective marketing and growing product line, including the previously mentioned money market product.

    On February 18, 1999 the Company, through its Bank subsidiary acquired Certified Mortgage Associates Inc. ("CMA"), a Marlboro, New Jersey based correspondent mortgage banker.

    Other assets increased by $3.0 million for the capitalization of leases associated with the branch expansion program, the recording of $3.9 million for the intangible asset as a result of the CMA purchase, and the $4.0 million transfer of the construction-in-process costs to premises and equipment relating to the new branches that opened in the first quarter, for a total of $4.6 million, as compared to December 31, 1998. Premises and equipment increased $4.0 million or 87.8% as compared to December 31, 1998 primarily as the result of the transfer of the aforementioned transfer of construction-in-process costs. Federal Funds and Cash and Due from Banks increased $12.0 million or 70.5% and $12.3 million or 80.0% respectively as a result of additional deposits.

     Total deposits increased $38.4 million or 16.9% primarily from the high-yield, money market campaign. This product increased the interest bearing demand deposits to $75.9 million, a $35.3 million or 87.0% increase as compared to December 31, 1998. Time deposits increased $9.5 million to $111.2 million as compared to December 31, 1998. Non-interest bearing demand balances decreased $4.8 million or -9.6% as compared to December 31, 1998. The decrease in demand deposit balances is attributed to transfers among other deposits and normal check processing. Promotional activities contributed to the increase in time deposits as well as the Company's continued penetration of existing markets. Deposits are obtained primarily from the market areas, which the Company serves. As of March 31, 1998 the Company did not have any brokered deposits and neither solicited not offered premiums for such deposits.

     Obligations under Capital Lease increased $3.1 million at March 31, 1999 compared to December 31, 1998 as a result of capitalizing the leases associated with the new branches that opened in 1999. Accrued interest payable increased slightly to $509 thousand; a $101 thousand or 24.8% increase at March 31, 1999 compared to December 31, 1998, primarily as a result of the high-yielding, money market product. Accrued Expenses and Other Liabilities increased $729 thousand or 105.4% to $1.4 million at March 31, 1999, primarily from the liability balances recorded with the acquisition of CMA mortgage company.

     The Company's Shareholders' Equity increases were attributable to retention of earnings, issuance of stock award and exercised of stock options and warrants, but was subsequently offset by treasury stock purchases as of March 31, 1999. $1.1 million of this increase was the result of purchasing CMA, which was a stock and cash acquisition.

                       UNITY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS -- Continued


The Company's non-accrual loans decreased by $814 thousand from year end 1998 to $1.5 million at March 31, 1999. This net decrease was attributable to the sale of a $617 thousand loan, additional non-accrual loans, partially offset by $47 thousand in payments received and charge-offs totaling $150 thousand. At March 31, 1999, $1.5 million in loans were contractually past due greater than 90 days, but still accruing interest, compared to $1.6 million for the year ending December 31, 1998. In Management's best judgment, all non-performing assets are either fully collateralized or reserved based on circumstances known at this time.

OPERATING, INVESTING AND FINANCING CASH

     As of March 31, 1999, cash and cash equivalents increased $24.4 million to $56.9 million. Net cash provided by / (used in) operating activities totaled ($374) thousand, compared to $187 thousand at March 31, 1998, a change of $(561) thousand. This was primarily due to the increase in capitalized costs associated with the new branches being put into service. Net cash used in investing activities at March 31, 1999 remained almost equal to March 31, 1998 of $14.4 million. Net cash provided by financing activities totaled $39.1 million, compared to $9.0 million at March 31, 1998. The current period change was primarily attributed to a $29.0 million deposit increase, as a result of the high-yield, money market product; a $1.7 million increase of common stock as a result of the CMA acquisition with a $1.2 million adjustment for the 5% stock dividend; and a $.5 million decrease of treasury stock purchases.

     The Company achieved a 11.87% Tier I Leverage Ratio at March 31, 1999 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%, as compared to a 13.89% Ratio at December 31, 1998. This decrease was primarily due to the capitalization of lease and intangibles associated with the acquisition of CMA.

                       UNITY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -- Continued


RESULTS OF OPERATIONS

NET INCOME

For the three months ended March 31, 1999, the Company earned net income of $501 thousand, or $.13 basic earnings per share, compared to net income of $340 thousand, or $.11 basic earnings per share, earned for the comparable period of 1998. Basic earnings per share were calculated on 3,724,801 weighted average shares outstanding at March 31, 1999 compared to 2,990,420 weighted average shares outstanding a year earlier, adjusted for the 3 for 2 stock split declared April 24, 1998 and the 5% stock dividend paid in 1999.

The changes in the components of net income included a $395 thousand, or 18.45%, increase in net interest income after provision for loan losses (compared to a $354 thousand, or 19.8% increase for the comparable 1998 period), and a $869 thousand, or 105.85% increase in non-interest income (compared to a $256 thousand, or 45.4% increase for the comparable 1998 period). These items were partially offset by an increase in non-interest expenses of $1.0 million, or 42.29% (compared to a $381 thousand, or 18.7% increase for the comparable 1998 period), as the Company continued its branch expansion and increased staff required to support and deliver its new products introduced in 1998.

NET INTEREST INCOME

The Company's interest income increased by $497 thousand, or 12.15%, to $4.6 million for the three months ended March 31, 1999 from $4.1 million for the comparable period of 1998. The increase was attributed to an additional $61.8 million in average earning assets totaling $230.6 million at March 31, 1999, a 36.6% increase over the prior year's $168.9 million. Interest expenses increased by $245 thousand, or 14.02%, to $2.0 million for the three months ended March 31, 1999 from $1.7 million for the comparable period of 1998. This increase in interest expense was primarily attributable to the $57.4 million, or 35.3%, increase in the Company's interest bearing deposits from $162.5 million as of March 31,1998 to $219.9 million as of March 31, 1999. As interest income increased more rapidly than interest expense, the Company experienced a growth in its net interest margin to 4.51% for the three months ended March 31, 1998 from 4.49% for the same period ended March 31, 1998.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses decreased by $143 thousand to $61 thousand for the three months ended March 31, 1999 from $204 thousand for the comparable period of 1998. The decrease in provision between periods is primarily the result of the adequacy of the Company's 1998 provisions to delinquent, non-accrual loans and total loans, a small net loan growth in the first quarter of 1999, and the charging-off of bad loans in 1998 of $329 thousand and 1999 of $202 thousand.

The loan loss reserve as a percent of loan of total loans, net of loans held for sale remained at 1% as of March 31, 1999 as compared to March 31, 1998. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts and Management's analysis of current economic conditions.

                       UNITY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -- continued


NON-INTEREST INCOME

Service charges on deposits decreased $32 thousand to $169 thousand for the three months ended March 31, 1999, a 15.9% decrease over $201 thousand reported March 31, 1998. The majority of the decrease is due to new deposit products that waive service charges during the promotional stage of the account, accounts maintaining minimum balances to avoid service charges, and customers that better manage their accounts and balances.

The Company's gain on sale of loans decreased by $48 thousand to $322 thousand for the three months ended March 31, 1999 from $370 thousand for the comparable period of 1998. This decrease in the gain on sale of loans reflects the market's decrease in the premium paid on SBA loans. The Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market. The Company sold $2.5 million in SBA loans as of March 31, 1999 compared to $2.6 million sold in this same period in 1998.

Gains on the sales of securities increased $48 thousand to $121 thousand for the period ended March 31, 1999 compared to $73 thousand for March 1998. Proceeds from the sales of securities totaled $1.0 million compared to $3.8 million at March 31, 1998.

Other income, which primarily consists of mortgage origination fees from the mortgage subsidiary, CMA, totaling $794 thousand, SBA servicing fee income, increased 509.0%, to $1,078 thousand for the three month period ended March 31, 1999 compared to $177 thousand for March 1998 due to the new mortgage subsidiary and a larger portfolio of loans serviced.

NON-INTEREST EXPENSE

The Company's total other expenses increased by $1.0 million, or 42.3% to $3.4 million for the quarter ended March 31, 1999 from $2.4 million for the comparable period of 1998 and 1998's increase of $381 thousand.

Salaries and employee benefits increased $600 thousand, or 49.9% to $1.8 million from $1.2 million in 1998. This was due to additional staffing required to support the increased level of activity on new products developed in 1998, staffing required for the opening of new branches in 1998 and 1999, the acquisition of a mortgage origination company, and building the Company's infrastructure to meet the current needs and to prepare for the future, along with increases in commissions paid associated with the increased volume in loan sales.

Occupancy expense increased $192 thousand or 74.1% to $451 thousand at March 31, 1999. This was primarily attributable to the new branches opened in 1998 and 1999.

Other operating expenses which includes items such as deposits and loan expenses, advertising, professional services, office expenses and other miscellaneous expenses increased slightly to $228 thousand for the first quarter 1999, totaling $1.2 million at March 31, 1999. This was the result of containing costs while incurring additional costs relating to the growth in the customer base, branch expansion, the acquisition of the mortgage origination company, product development and marketing.

INCOME TAX EXPENSE

The income tax provision, which includes both Federal and State taxes, for March 31, 1999 and 1998 was $293 thousand and $210 thousand respectively, representing a 36.9% and a 38.1% effective tax rate in each period.

                       UNITY BANCORP, INC. AND SUBSIDIARY

                           PART II -- OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Company is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2. CHANGE IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

As of December 31, 1998, the Bank had recorded a net impaired other asset of $1,100,000, which is included in other assets on the balance sheet. This balance remains as of March 31, 1999. There was no such asset in March 1998. This impaired asset relates to the Bank's discovery that it had been the victim of an unauthorized overdraft to a single customer, subsequent to the close of the third quarter of 1998. Although the Bank is still investigating this occurrence, it appears that the total amount of the overdraft may range form $680,000 to $1,400,000. The Bank is pursuing all legal actions available to recover this overdraft, and it appears that assets may be available to satisfy the Bank's claim, at least in part. At this time, the Bank has established a $300,000 reserve in November 1998 in connection with this situation. This results in the Bank's loss exposure of between $380,000 and $1,100,000 before consideration of any assets which may be available to pay off the Bank. Management continues to investigate this matter and take all steps possible to safeguard the Bank's interests.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

            Number (27) Financial Data Schedule

     (b) Reports on Form 8-K -- Dated:

            February 18, 1999 Acquisition of Certified Mortgage Associates;

            March 22, 1999 Announcing Stock Repurchase Program;

                       UNITY BANCORP, INC. AND SUBSIDIARY

ITEM 7. READINESS FOR YEAR 2000

OVERVIEW

The Company continues its commitment to be Y2K compliant. Currently, the Company remains on schedule with its Year 2000 testing, in accordance to the FFIEC schedule, having completed testing with our main data servicer and item processor with success. The Company assessed our risks on it's lending portfolio and continues to perform due diligence to ensure all new and existing borrowers meet the appropriate guidelines, as necessary, as put forth by the regulators. Many conversions to Year 2000 compliant equipment and software have been completed.

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

The first phase of this project, the assessment phase, has been completed. The Y2K committee has identified all hardware, software, systems and processes that might be affected by the century date change. It has evaluated the criticality of all systems. A plan of action for all items was developed which includes tests and alternatives. Possible worst case scenarios were discussed to help determine the criticality of an item. For example, if the Company's primary accounting software does not read the century date change correctly, it is possible that borrowers and depositor accounts will have miscalculations and balance errors. The entire internal bookkeeping process could be affected to the point were the Company would halt operations until a remedy was put in place. Thus the Company's primary accounting system is considered to be a mission critical item and was assigned as mission critical. On the positive side, the accounting system's vendor has represented to the Company that its software is Y2K compliant. The vendor has obtained Y2K compliance certification from an independent testing organization and the software has also been reviewed by an appropriate party. In addition, a lending subcommittee was formed to evaluate the risk that the Y2K problem might have on all of the Company's borrowers who have indebtedness in excess of $250,000. This evaluation, now substantially complete, was undertaken to assess borrowers' ability to repay loans in the year 2000 and beyond. Overall, the Company believes hat the Y2K issue poses a low risk to a large majority of its borrowers. The project is currently in its last testing stage. Written testing plans have been prepared for all items assigned as mission critical verses not mission critical. Testing has been completed on most all of these applications. Testing has been completed on most all of these applications. The vendor has provided the Company with a copy of its internal test of the system for Y2K compatibility. To date the Company has advanced the system's operating date to January 3, 2000 and has reviewed the results. In addition, the results of the many internal tests provided by the vendor are being reviewed for their adequacy.

The Company's primary processor, NCR, certified that they are compliant. The system date of the upgraded software has been successfully advanced in the year 2000, although further testing still remains.

The final phase of this project is to administer the contingency plans where testing has uncovered weaknesses. This phase has been completed with success. For instance, many old personal computers (PC's ) and their software have been replaced with Y2K compliant PC's and software.

The Company believes it has committed sufficient resources to this project to ensure its success. Costs incurred to date have not been material. The Company has no programmers on staff and is reliant on the vendors of purchased software to upgrade their products to be Y2K compliant, if necessary. To date, the Y2K project is on schedule and future costs are not expected to be material.

                       UNITY BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNITY BANCORP, INC.


Date:                                     By:
                                              ----------------------------------
                                              John F. Tremblay,
                                              President


                                          By:
                                              ----------------------------------
                                              Kevin Killian,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)