Form 10QSB
period 1999-06-30
UNITY BANCORP INC /DE/
filed 1999-08-19
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------
(Mark One)

[X] QUARTERLY REPORT, PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                         Commission file number: 1-12431

                               UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                               22-3282551
-------------------------------                                 ----------------
(State of other jurisdiction of                                 (I.R.S. Employer
Incorporation of Organization)                                   Identification)


                  64 OLD HIGHWAY 22, CLINTON, NEW JERSEY 08809
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

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

The number of shares outstanding of each of the registrant's classes of common equity stock, as of August 11, 1999:

            Common Stock, No Par Value: 3,710,708 shares outstanding

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]


================================================================================

                               UNITY BANCORP, INC.


CONSOLIDATED STATEMENT OF CONDITION
(In thousands, except share amounts)                   June 30,     December 31,
         (Unaudited)                                     1999           1998
                                                      ----------    ------------
ASSETS
  Cash And Due From Banks ..........................     19,321        15,388
  Federal Funds Sold ...............................       --          17,100
                                                       --------      --------
    Total Cash And Cash Equivalents ................     19,321        32,488
                                                       --------      --------
  Securities
    Available For Sale, At Fair Value ..............     52,282        21,490
    Held To Maturity, At Amortized Cost ............     34,827        19,439
    Aggregate Fair Value $33,457 and $19,089
      in 1999 and 1998, respectively
                                                       --------      --------
        Total Securities ...........................     87,109        40,929
                                                       --------      --------
  Loans, Held For Sale .............................      3,088         3,569
  Loans, Held To Maturity ..........................    223,306       163,001
                                                       --------      --------
  Loans, Total .....................................    226,394       166,570
  Less: (Deferred Costs) / Unearned Income .........       (319)         (222)
  Less: Allowance for Loan Losses ..................      2,235         1,825
                                                       --------      --------
        Net Loans ..................................    224,478       164,967
                                                       --------      --------
  Premises And Equipment ...........................     11,010         4,559
  Accrued Interest Receivable ......................      1,892         1,163
  Cash Surrender Value Of Insurance ................      6,157         6,000
  Other Assets .....................................      9,283         4,506
                                                       --------      --------
        TOTAL ASSETS ...............................    359,250       254,612
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
  Demand ...........................................     52,632        50,120
  Demand Interest ..................................    104,867        40,585
  Savings ..........................................     35,979        34,320
  Time, $100,000 And Over ..........................     27,271        28,164
  Time, Under $100,000 .............................    105,990        73,671
                                                       --------      --------
   Time, Total ......................................   133,262       101,835
                                                       --------      --------
          Total Deposits ...........................    326,739       226,860
                                                       --------      --------
  Borrowed Funds ...................................      2,000          --
  Obligation Under Capital Lease ...................      3,349           304
  Accrued Interest Payable .........................        624           408
  Accrued Expenses And Other Liabilities ...........        389           694
                                                       --------      --------
        TOTAL LIABILITIES ..........................    333,101       228,266
                                                       --------      --------
  Shareholders' Equity
    Common Stock,  No par value, ...................     26,255        23,146
      7,500,000 authorized;
      Issued Shares 3,861,568, and 3,759,251
        in 1999 and 1998, respectively
      Outstanding Shares 3,719,185, and 3,668,197
        in 1999 and 1998, respectively
  Treasury Stock , At cost; ........................     (1,653)       (1,202)
    Outstanding Shares 142,383, and 91,054
      in 1999 and 1998, respectively
  Retained Earnings ................................      2,094         4,534
  Accumulated Other Comprehensive Loss .............       (547)         (132)
                                                       --------      --------
  TOTAL SHAREHOLDERS' EQUITY .......................     26,149        26,346
                                                       --------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......    359,250       254,612
                                                       ========      ========

                               UNITY BANCORP, INC.



CONSOLIDATED INCOME STATEMENT
(in thousands, except per share data)                        (Unaudited)                      (Unaudited)
                                                     ----------------------------     ----------------------------
                                                          Three Months Ended                Six Months Ended
                                                                June30,                         June 30,
                                                     -----------      -----------     -----------      -----------
                                                         1999             1998            1999             1998
                                                     -----------      -----------     -----------      -----------
Loan Interest ..................................     $     3,975      $     3,204     $     7,725      $     6,243
Securities .....................................           1,051            1,001           1,721            1,808
Federal Funds Sold .............................             335               94             504              340
                                                     -----------      -----------     -----------      -----------
TOTAL INTEREST INCOME ..........................           5,361            4,299           9,950            8,391

Interest Expense On Deposits
  and Borrowed Funds ...........................           2,951            1,789           4,943            3,536
                                                     -----------      -----------     -----------      -----------
NET INTEREST INCOME ............................           2,410            2,510           5,007            4,855
Provision for Loan Losses ......................             600               73             661              277
                                                     -----------      -----------     -----------      -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ..............................           1,810            2,437           4,346            4,578
                                                     -----------      -----------     -----------      -----------

Service Charges On Deposits ....................             177              231             346              432
Gain On Sale Of Loans ..........................           2,242              696           3,358            1,066
Gain On Sale Of Securities .....................             106               69             227              142
Other Income ...................................             315              210             599              387
                                                     -----------      -----------     -----------      -----------
TOTAL OTHER INCOME .............................           2,840            1,206           4,530            2,027
                                                     -----------      -----------     -----------      -----------

Salaries .......................................           2,733            1,232           4,535            2,434
Occupancy ......................................             584              278           1,035              537
Other Operating Expense ........................           2,017            1,109           3,196            2,060
                                                     -----------      -----------     -----------      -----------
TOTAL OTHER EXPENSES ...........................           5,334            2,619           8,766            5,031
                                                     -----------      -----------     -----------      -----------

(LOSS) / INCOME BEFORE TAXES ...................            (684)           1,024             110            1,574

(Benefit) / Provision For Income Taxes .........            (309)             405             (16)             615

                                                     -----------      -----------     -----------      -----------
NET (LOSS) / INCOME ............................     ($      375)     $       619     $       126      $       959
                                                     ===========      ===========     ===========      ===========

                                                     -----------      -----------     -----------      -----------
Basic Earnings / (Loss) per Share ..............     ($     0.10)     $      0.20     $      0.03      $      0.30
                                                     -----------      -----------     -----------      -----------

Diluted Earnings / (Loss) per Share ............     ($     0.10)     $      0.18     $      0.03      $      0.28
                                                     -----------      -----------     -----------      -----------

Weighted Average Shares Outstanding--Basic .....       3,751,846        3,149,648       3,738,398        3,144,821
Weighted Average Shares Outstanding--Diluted ...       3,751,846*       3,407,549       3,762,788        3,402,327
Weighted Average Shares Outstanding ............                *
  Effect Of Dilutive Securities Stock Options ..               0          257,901          24,390          257,506

----------
* Dilutive EPS does not include 25,966 of dilutive stock options, due to the net loss position. Inclusion would be anti-dilutive.

                               UNITY BANCORP, INC.


Consolidated  Statements of Cash Flow
For the six months ended June 30,                                       (Unaudited)     (Unaudited)
                                                                      --------------  --------------
                                                                           1999             1998
                                                                      --------------  --------------
                                                                      (In Thousands)  (In Thousands)
Operating activities:
  Net income .......................................................     $     126      $     959
  Adjustments to reconcile net income to net cash provided
    by / (used in) operating activities:
    Provision for loan losses ......................................           661            277
    Depreciation and amortization ..................................           776            268
    Net gain on sale of securities .................................          (227)          (142)
    Gain on sale of loans ..........................................        (3,358)        (1,066)
    Stock Grants ...................................................           205           --
    Amortization of securities premiums, net .......................          --                8
    Amortization of loan fees and costs ............................            92           --
    Increase in accrued interest receivable ........................          (729)          (373)
    (Increase)/Decrease in other assets ............................        (2,838)            36
    Increase in Cash Surrender Value of Life Insurance .............          (157)          --
    Proceeds from sale of loans ....................................        12,544          8,240
    Increase/(Decrease) in accrued interest payable ................           216             (6)
    (Decrease)/Increase in accrued expenses and other liabilities...          (305)           340
                                                                         ---------      ---------
        Net cash provided by (used in) operating activities ........     $   7,006      $   8,541
                                                                         =========      =========
Investing activities:
  Purchases of securities held to maturity .........................     $ (16,334)     $  (8,180)
  Purchases of securities available for sale .......................       (47,658)       (25,888)
                                                                         ---------      ---------
        Total Purchases of Securities ..............................       (63,992)       (34,068)
                                                                         ---------      ---------
  Maturities and principal payments on securities held to maturity .           946          2,000
  Maturities and principal payments on securities available for sale        13,756         13,352
  Proceeds from sale of securities available for sale ..............         2,922          4,810
                                                                         ---------      ---------
        Total Maturities, Payments, and Sales ......................        17,624         20,162
                                                                         ---------      ---------
  Purchases of loans ...............................................       (25,746)          --
  Net increase in loans ............................................       (43,704)       (12,714)
  Capital expenditures .............................................        (3,364)          (455)
  Proceeds from sale of assets .....................................          --               10
  Cash payment - CMA acquisition ...................................        (1,700)          --
                                                                         ---------      ---------
        Net cash used in investing activities ......................     $(120,882)     $ (27,065)
                                                                         =========      =========
Financing activities:
  Increase in deposits .............................................     $  99,879      $  15,337
  Increase in Borrowings ...........................................         2,000           --
  Proceeds from issuance of common stock, net ......................          --              961
  Treasury stock purchases .........................................          (761)          (919)
  Cash dividends ...................................................          (409)          (199)
                                                                         ---------      ---------
        Net cash provided by financing activities ..................     $ 100,709      $  15,180
                                                                         =========      =========
Decrease in cash and cash equivalents ..............................     $ (13,167)     $  (3,344)
                                                                         =========      =========
Cash and cash equivalents at beginning of year .....................     $  32,488      $  32,617
                                                                         ---------      ---------
Cash and cash equivalents at end of period .........................     $  19,321      $  29,273
                                                                         =========      =========
Supplemental disclosures:
  Interest paid ....................................................     $   4,727      $   3,152
  Income taxes paid ................................................           596            630


                               UNITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. All significant inter-company balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-KSB.

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

       Reclassifications-
       Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

(2)  COMPREHENSIVE INCOME
       Total comprehensive (loss)/income for the 6 months ended June 30, 1999 and 1998 was ($289) thousand and $911 thousand. Total comprehensive
       (loss)/income for the 3 months ended June 30, 1999 and 1998 was ($723) thousand and $668 thousand.

                               UNITY BANCORP, INC.

(3)  LOANS
       Total loans outstanding by classification as of June 30, 1999 and December 31, 1998 are as follows:

       (in thousands)
                                              June 30,     December 31,
                                                1999           1998
                                             ----------    ------------
       Commercial & industrial                $ 44,157       $ 41,502
       Loans secured by real estate:
             Non-residential properties         60,046         59,845
             Residential properties             74,766         26,565
             Construction                       16,825         16,218
       Loans to individuals                     30,600         22,440
                                              --------       --------
                                              $226,394       $166,570
                                              ========       ========

       As of June 30, 1999 and December 31, 1998, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1.4 million and $2.3 million respectively. At June 30, 1999, $1.3 million in loans were past due greater than 90 days but still accruing interest as compared to December 31, 1998 of $1.6 million.

(4)  ALLOWANCE FOR LOAN LOSSES
       The allowance for loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known. An analysis of the change in the allowance for loan losses for the six months ended June 30, 1999 and 1998 are as follows--(in thousands)
                                                        1999          1998
                                                      -------        -------
       Balance at beginning of period, January 1,     $ 1,825        $ 1,322
       Provision charged to expense                       661            277
       Loans charged-off                                 (263)          (219)
       Recoveries on loans previously charged-off          12             25
                                                      -------        -------
       Balance at end of period, June 30,             $ 2,235        $ 1,405
                                                      =======        =======

                               UNITY BANCORP, INC.

(5)  ACQUISITIONS
       On February 18, 1999, the Company, through its Bank Subsidiary acquired Certified Mortgage Associates Inc. ("CMA"), a Marlboro, New Jersey based correspondent mortgage banker. The Company paid the shareholders of CMA $2.8 million (the "Purchase Price"). The Purchase Price was paid in cash and shares of the Company's common stock, with $1.7 million of the Purchase Price paid in cash and $1.1 million paid in shares of the Company's common stock, valued at the average of the bid ask price for the stock during the first twenty trading days in the thirty day period prior to consummation of the transaction. The Company issued 102,459 shares of its common stock. The transaction was accounted for as a purchase and the company recognized $3.9 million in goodwill. The $2.8 million purchase price will amortize over eight years and $1.1 will amortize over ten years.

       The Company has entered into a definitive Purchase Agreement dated as of July 23, 1999 pursuant to which it will acquire Einbinder Mortgage Corporation, a New Jersey licensed mortgage banker ("Einbinder"). The Company will pay $600,000 for Einbinder as follows: $150,000 in cash at closing, $350,000 through delivery of a six month promissory note with an interest rate of 10% and the issuance of $100,000 in market value of the Company's common stock. Consummation of the transaction is subject to certain regulatory approvals.

(6)  SHAREHOLDERS' EQUITY
       The Board of Directors declared a cash dividend on April 30, 1999. Shareholders of record on May 10, 1999, received a $0.06 per share cash dividend paid on May 25, 1999. The Board of Directors, on March 16, 1999, approved a stock repurchase program pursuant to which the Company may repurchase from time to time up to 250,000 shares of its outstanding stock. Shares purchased by the Company through the repurchase program will be used to fund the dividend reinvestment program, the Company's stock option plans and for other corporate purposes.

                               UNITY BANCORP, INC.

 (7) REGULATORY CAPITAL
       The Parent Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. THE BANK'S CAPITAL AMOUNTS AND RATIOS ARE PRESENTED IN THE FOLLOWING TABLE:

                                                                 For Capital
                                          Actual              Adequacy Purposes
                                ---------------------        -------------------
                                  Amount       Ratio           Amount     Ratio
                                ----------    -------        ----------  -------
As of June 30, 1999-
    Total Capital (to Risk      $  20,773      8.26% >=      $  20,118    8.00%
       Weighted Assets)
    Tier I Capital (to Risk        18,538      7.37% >=         10,059    4.00%
       Weighted Assets)
    Tier I Capital (to             18,538      5.88% >=         12,615    4.00%
       Average Assets)
As of June 30, 1998-
    Total Capital (to Risk      $  17,202     10.74% >=      $  12,815    8.00%
       Weighted Assets)
    Tier I Capital (to Risk        15,797      9.86% >=          6,408    4.00%
       Weighted Assets)
    Tier I Capital (to             15,797      7.10% >=          8,897    4.00%
       Average Assets)

       The Parent Company's consolidated capital amounts and ratios are presented in the following table:

                                                                  For Capital
                                          Actual              Adequacy Purposes
                                ---------------------        -------------------
                                  Amount       Ratio           Amount     Ratio
                                ----------    -------        ----------  -------
As of June 30, 1999-
    Total Capital (to Risk      $  24,464      9.70% >=      $   20,186   8.00%
       Weighted Assets)
    Tier I Capital (to Risk        22,229      8.81% >=          10.093   4.00%
       Weighted Assets)
    Tier I Capital (to             22,229      6.55% >=          13,586   4.00%
       Average Assets)
As of June 30, 1998-
    Total Capital (to Risk      $  22,197     13.82% >=          12,854   8.00%
       Weighted Assets)
    Tier I Capital (to Risk        20,792     12.94% >=      $    6,427   4.00%
       Weighted Assets)
    Tier I Capital (to             20,792      9.20% >=           9,044   4.00%
       Average Assets)

                               UNITY BANCORP, INC.

       As of June 30, 1999, the most recent notification from the Federal Reserve Bank categorized the Parent Company as well capitalized and the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

       The Company has an 8.68% Tier I Leverage Ratio at June 30, 1999 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%, as compared to a 13.89% Ratio at December 31, 1998. The Bank has a 5.88% Tier I Leverage Ratio at June 30, 1999 compared to the federally-mandated minimum Tier I Capital Ratio of 4.0%, as compared to a 8.84% Ratio at December 31, 1998. These decreases were primarily due to the capitalization of leases related to the branch expansion program and intangibles associated with the acquisition of CMA. In addition to the capital adequacy requirements of the Federal Reserve Board and the FDIC, discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance approving our recent acquisition of eight branch offices, the bank is required to maintain a ratio of equity capital to total assets of at least 6% for the next five years of operations. At June 30, 1999, the bank's ratio of equity capital to average total assets was 5.88%. Because the Bank does not currently meet this minimum, it is prohibited from paying dividends to the Parent Company.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       None

(9)  IMPAIRED ASSETS

       In the fourth quarter of 1998, the Bank discovered that it had been the victim of an unauthorized overdraft to a single customer. Although the Bank is still investigating all the circumstances surrounding this occurrence, it appears that the total amount of the overdraft approximates $1,400,000. At this time, the Bank has established a $300,000 reserve in connection with this situation. The Bank is pursuing all legal actions available to recover this overdraft, and it appears that assets may be available to satisfy the Bank's claim, at least in part. These assets consist primarily of a claim against a third-party bank on which the checks were drawn and amounts to be paid to the Bank under an agreement with the customer's spouse. The spouse is to pay the Bank up to $350,000 based upon the sale price of certain assets. Although no assurances can be given, management, in consultation with its counsel, believes that there will be substantial recoveries under these claims.

                               UNITY BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and the accompanying notes.
    FINANCIAL CONDITION-YEAR TO DATE - FOR THE SIX MONTHS ENDED JUNE 30, 1999

The Company's total assets increased $104.6 million to $359.3 million at June 30, 1999, or 41.1% above year end 1998 total assets of $254.6. This was primarily the result of a new, high-yielding Money Market deposit product, which totaled $68.5 million at June 30, 1999. The Company invested these deposits into loan originations, loan purchases, and purchases of investment securities.

Net loans increased $59.5 million, or 36.1%, to $224.5 million at June 30, 1999 compared to $165.0 million at December 31, 1998. The Company purchased approximately $25.7 million in home equity fixed rate loans, in addition to originations, which was offset by loan payments, payoffs, commercial loan sales of $3.0 million, and SBA loan sales totaling $9.5 million.

Since the Company's acquisition of CMA, it has begun to portfolio mortgage loans originated by CMA. This change has led to a change in the composition of the loan portfolio during the first six months of 1999, as loans secured by residential properties increased to 33.0% of the total loan portfolio at June 30, 1999 from 15.9% of the total portfolio at December 31, 1998. The Company has experienced enhanced competition for commercial and business loans during 1999, and has seen new originations of these loans slow. Therefore, management believes that residential loans will continue to grow as a component of the Company's loan portfolio for the foreseeable future

The Company's non-accrual loans decreased by $852 thousand from year end 1998 to $1.4 million at June 30, 1999. This net decrease was attributable to the sale of a $617 thousand loan, and additional non-accrual loans, partially offset by $61 thousand in payments received and charge-offs totaling $263 thousand. At June 30, 1999, $1.3 million in loans were contractually past due greater than 90 days, but still accruing interest, compared to $1.6 million at December 31, 1998. In Management's best judgment, all non-performing assets are either fully collateralized or reserved based on circumstances known at this time.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FINANCIAL CONDITION-YEAR TO DATE -
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 CONTINUED

The Company's securities portfolio, including securities held to maturity and available for sale, grew by 112.8% to $87.1 million at June 30, 1999, compared to $40.9 million at December 31, 1998 as the Company invested increased deposits in excess of loan demand in investment securities. As of June 30, 1999 shareholders' equity totaled $26.1 million compared to $26.3 million at December 31, 1998, a $197 thousand decrease. This decrease was due to the purchase of treasury stock that had an ending balance of $1.7 million at June 30, 1999, compared to $1.2 million at December 31, 1998, offset by retained earnings.

Other assets increased $4.8 million, primarily due to a $3.9 million intangible asset as a result of the Company's purchase of CMA, as compared to December 31, 1998, a 106.0% increase. Premises and equipment increased $6.4 million or 141.5% as compared to December 31, 1998, primarily as the result of capitalized leases and the costs to complete the new branches. Federal Funds and Cash and Due from Banks decreased $13.2 million or 40.5%. These funds were used to purchase loans.

Total deposits increased $99.9 million, or 44.0% primarily from the high-yield, money market product the company offered during the first six months of 1999. This product increased the interest bearing demand deposits to $104.8 million, a $64.3 million, or 158.4% increase as compared to December 31, 1998. Under this product, the Company initially offered an above market interest rate of 6.05% for the first ninety days, with a Wall Street Journal Prime rate less 3% after ninety days. The product is now offered at the Wall Street Journal Prime rate less 3%. Time deposits increased $31.4 million to $133.3 million as compared to December 31, 1998. Non-interest bearing demand balances increased $2.5 million or 5.0% as compared to December 31, 1998. The increase in demand deposit balances is attributed to transfers among other deposits and normal check processing. Promotional activities associated with the Company's new offices contributed to the increase in time deposits as well as the Company's continued penetration of existing markets. Deposits are obtained primarily from the market areas surrounding the Company's branches. As of June 30, 1999 and December 31, 1998, the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

Obligations under Capital Leases increased $3.0 million at June 30, 1999 compared to December 31, 1998 as a result of capitalizing the leases associated with the new branches that opened in 1999. Accrued interest payable increased to $624 thousand; a $216 thousand or 52.9% increase at June 30, 1999 compared to December 31, 1998, primarily as a result of the high-yielding, money market product. Accrued Expenses and Other Liabilities decreased $305 thousand or 44.0% to $389 thousand at June 30, 1999, primarily from the payment of accrued professional service and data processing expenses.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FINANCIAL CONDITION-YEAR TO DATE -
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 CONTINUED

Operating, Investing and Financing Cash

As of June 30, 1999, cash and cash equivalents decreased $13.2 million to $19.3 million. Net cash (used in) / provided by operating activities totaled $7.0 million for the six months ended June 30, 1999, compared to $8.5 million at June 30, 1998. This was primarily due to the proceeds from loan sales. Net cash used in investing activities at June 30, 1999 increased $93.8 million to $120.8 million, related primarily to the purchase of loans and securities as well as the origination of loans by the Bank. Net cash provided by financing activities totaled $100.7 million, compared to $15.2 million at June 30, 1998. The current period change was primarily attributed to a $99.9 million deposit increase, previously discussed.

Net income

For the six months ended June 30, 1999, the Company earned net income of $126 thousand, or $0.03 basic earnings per share, compared to net income of $959 thousand, or $0.32 basic earnings per share, earned for the comparable period of 1998.

The changes in the components of net income included a $232 thousand, or 5.1%, decrease in net interest income after provision for loan losses, a $2.5 million, or 123.5% increase in non-interest income, and an increase in non-interest expenses of $3.7 million, or 74.2%, for the six months ended June 30, 1999, as the Company continued its branch expansion and increased staff required to support and deliver its new products introduced in 1998 and 1999. In addition, the Company's provision for loan losses increased by $384 thousand.

Net Interest Income

The Company's interest income increased by $1.6 million, or 18.6%, to $10.0 million for the six months ended June 30, 1999 from $8.4 million for the comparable period of 1998. The increase was attributed to an additional $44.1 million in average earning assets totaling $260.0 million for the six months ended June 30, 1999, a 20.0% increase over the average earning assets of $215.8 million for the six months ended June 30,1998. Interest expense increased by $1.4 million, or 39.8%, to $4.9 million for the six months ended June 30, 1999 from $3.5 million for the comparable period of 1998. This increase in interest expense was primarily attributable to the $99.3 million, or 61.2%, increase in the Company's average interest bearing deposits from $226.8 million for the six month period ending June 30,1999 compared to $162.3 million for the six months ending June 30, 1998. The net result of these changes was an increase of $152,000 in net interest income for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FINANCIAL CONDITION-YEAR TO DATE -
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 CONTINUED

Provision for Loan Losses

The Company's provision for loan losses increased by $384 thousand to $661 thousand for the six months ended June 30, 1999 from $277 thousand for the comparable period of 1998. The enhanced provision reflects management's view of the risks inherent in the portfolio due to the continued increase in the size of the portfolio and the rate of growth, the increase in construction lending and the maturity of the current economic expansion. In addition, $125 thousand of the provision is related to a group of credits totaling $1.8 million which the Company believed would be refinanced by quarter end, and for which the Company had not previously recognized a provision. Although current on interest and principal payments, the Company believes a reserve is appropriate for these credits at June 30 due to certain structural weaknesses. The refinancing was not completed by June 30, although the new lender is continuing to move toward consummating the new credit. Subsequent to June 30, the Company has received principal payments of $1.2 million in connection with these credits. Also, during the period, $263 thousand in loans were charged off.

The allowance for loan losses as a percent of loan of total loans, net of loans held for sale, remained at 1.0% as of June 30, 1999 as compared to December 31, 1998. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. Management determines provisions as necessary to maintain the allowance for loan losses at targeted levels as measured against total loans and/or past due accounts and Management's analysis of current economic conditions.

Non-interest Income

Service charges on deposits decreased $86 thousand to $346 thousand for the six months ended June 30, 1999, a 19.9% decrease over $432 thousand reported June 30, 1998. The majority of the decrease is due to new deposit products that waive service charges during the promotional stage of the account, accounts maintaining minimum balances to avoid service charges, and customers that better manage their accounts and balances.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FINANCIAL CONDITION-YEAR TO DATE -
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 CONTINUED

The Company's gain on sale of loans increased by $2.3 million to $3.4 million for the six months ended June 30, 1999 from $1.1 million for the comparable period of 1998. This increase in the gain on sale of loans primarily reflects the activity of CMA, partially offset by a market decrease in the premium paid on SBA loans. The Company has been designated a "preferred lender" for the states of New Jersey, Delaware, New York and Pennsylvania. Under the SBA program, the SBA guarantees up to 90% of the principal of a qualifying loan. The Company then sells the guaranteed portion of the loan into the secondary market. The Company sold $9.5 million in SBA loans as of June 30, 1999 compared to $8.2 million sold in this same period in 1998.

Gains on the sales of securities increased $85 thousand to $227 thousand for the six months ended June 30, 1999 compared to $142 thousand for June 1998. Proceeds from the sales of securities totaled $2.9 million compared to $4.8 million at June 30, 1998.

Other income, which primarily consists of SBA servicing fee income increased $212 thousand or 54.8%, to $599 thousand for the six month period ended June 30, 1999 compared to $387 thousand for June 30, 1998. This increase is due to the larger portfolio of loans serviced.

Non-interest Expense

The Company's total other expenses increased by $3.7 million, or 74.2%, to $8.8 million for the six months ended June 30, 1999 from $5.0 million for the comparable period of 1998. Salaries and employee benefits increased $2.1 million, or 86.3%, to $4.5 million from $2.4 million in 1998. This increase was due to additional staffing required to support the increased level of activity on new products developed in 1999, staffing required for the opening of new branches in 1998 and 1999 and the acquisition of CMA, along with increases in commissions paid associated with the increased volume in loan sales. Subsequent to June 30, 1999, the Company announced a management reorganization designed to reduce non-interest expense. As a result of the reorganization, various management and sales positions will be eliminated and the Company expects to reduce compensation expense by up to $1.5 million per year.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FINANCIAL CONDITION-YEAR TO DATE -
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 CONTINUED

Occupancy expense increased $498 thousand or 92.7% to $1.0 million at June 30, 1999. This was primarily attributable to the new branches opened in 1998 and 1999.

Other operating expense which includes items such as deposits and loan expenses, advertising, professional services, office expenses and other miscellaneous expenses increased $1.1 million to $3.2 million for the six months ended June 30, 1999, a 55.1% increase. This was the result of additional costs relating to the growth in the customer base, branch expansion, the acquisition of CMA, product development and marketing.

Income Tax Expense

The income tax provision (benefit), which includes both Federal and State taxes, for the six months ended June 30, 1999 and 1998 was ($16) thousand and $615 thousand respectively, representing a (14.5%) and a 39.1% effective tax rate in each period. During 1999, the Company recognized $157 thousand of tax free income associated with the cash surrender value of life insurance policies. There was no such item in 1998.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS -
             2ND QUARTER - FOR THE THREE MONTHS ENDED JUNE 30, 1999

Net income

For the three months ended June 30, 1999, the Company had an operating loss of $375 thousand, or $0.10 basic loss per share, compared to net income of $619 thousand, or $0.21 basic earnings per share, earned for the comparable period of 1998.

The changes in the components of net income included a $627 thousand, or 25.7%, decrease in net interest income after provision for loan losses, and a $1.6 million, or 135.5% increase in non-interest income, and an increase in non-interest expenses of $2.7 million, or 103.7%, as the Company continued its branch expansion and increased staff required to support and deliver its new products introduced in 1999.

Net Interest Income

The Company's interest income increased by $1.1 million, or 24.7%, to $5.4 million for the three months ended June 30, 1999 from $4.3 million for the comparable period of 1998. The increase was attributed to an additional $61.3 million in average earning assets totaling $289.5 million for the three months ended June 30, 1999, a 26.9% increase over the average assets of $228.1 million for the three months ended June 30, 1998. Interest expense increased by $1.1 million, or 65.0%, to $3.0 million for the three months ended June 30, 1999 from $1.8 million for the comparable period of 1998. This increase in interest expense was primarily attributable to the $96.8 million, or 58.8%, increase in the Company's average interest bearing deposits from $164.7 million as of June 30, 1998 to $261.6 million as of June 30, 1999. As interest expense increased more rapidly than interest income, the Company experienced a decrease in its net interest margin to 3.36% for the three months ended June 30, 1999 from 4.40% for the same period ended June 30, 1998. The net result of these changes was a $100,000 decline in net interest income.

Provision for Loan Losses

The Company's provision for loan losses increased by $527 thousand to $600 thousand for the three months ended June 30, 1999 from $73 thousand for the comparable period of 1998. The increases in provision between periods is primarily the result of the factors discussed for the six month period. Also, during the quarter, $60 thousand in loans were charged off.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS -
             2ND QUARTER - FOR THE THREE MONTHS ENDED JUNE 30, 1999

Non-interest Income

Service charges on deposits decreased $54 thousand to $177 thousand for the three months ended June 30, 1999, a 23.4% decrease over $231 thousand reported June 30, 1998. The majority of the decrease is due to new deposit products that waive service charges during the promotional stage of the account, accounts maintaining minimum balances to avoid service charges, and customers that better manage their accounts and balances.

The Company's gain on sale of loans increased by $1.5 million to $2.2 million for the three months ended June 30, 1999 from $696 thousand for the comparable period of 1998. This increase in the gain on sale of loans primarily reflects the activity of CMA. The Company sold $7.1 million in SBA loans during the three months ended June 30, 1999 compared to $2.2 million sold in this same quarter in 1998.

Gains on the sales of securities increased $37 thousand to $106 thousand for the three months ended June 30, 1999 compared to $69 thousand for the three months ended June 30, 1998. Proceeds from the sales of securities totaled $1.9 million for the three months ended June 30, 1999 compared to $1.0 million for the three months ended June 30, 1998.

Other income, which primarily consists of mortgage origination fees from CMA and SBA servicing fee income, increased $105 thousand, or 50.0%, to $315 thousand for the three month period ended June 30, 1999 compared to $210 thousand for the three months ended June 1998. This increase is due to the larger portfolio of loans serviced.

Non-interest Expense

The Company's total other expenses increased by $2.7 million, or 103.7% to $5.3 million for the quarter ended June 30, 1999 from $2.6 million for the comparable period of 1998.

Salaries and employee benefits increased $1.5 million, or 121.8%, to $2.7 million from $1.2 million in 1998. This was due to additional staffing required to support the increased level of activity on new products developed in 1999, staffing required for the opening of new branches in 1998 and 1999, and the acquisition of CMA, along with increases in commissions paid associated with the increased volume in loan sales. Subsequent to June 30, 1999, the Company announced a management reorganization designed to reduce non-interest expense. As a result of the reorganization, various management and sales positions will be eliminated and the Company expects to reduce compensation expense by up to $1.5 million per year.

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS -
             2ND QUARTER - FOR THE THREE MONTHS ENDED JUNE 30, 1999

Occupancy expense increased $306 thousand or 110.0% to $584 thousand for the three months ended June 30, 1999 as compared to the same period in 1998. This was primarily attributable to the new branches opened in 1998 and 1999.

Other operating expenses which includes items such as deposits and loan expenses, advertising, professional services, office expenses and other miscellaneous expenses increased $908 thousand to $2.0 million for the second quarter 1999 as compared to the same period in 1998. This was the result of containing costs while incurring additional costs relating to the growth in the customer base, branch expansion, the acquisition of the mortgage origination company, product development and marketing.

Income Tax Expense

The income tax provision, which includes both Federal and State taxes, for the three months ended June 30, 1999 was ($309) thousand and $405 thousand, respectively, representing a 45.2% and a 39.6% effective tax rate in each period. Income for the three months ended June 30, 1999 included $78.5 thousand of tax free income associated with the cash surrender value of life insurance policies. There was no such item in 1998.

Readiness for Year 2000

Overview

The Company continues its commitment to be Y2K compliant. Currently, the Company remains on schedule with its Year 2000 testing, in accordance to the FFIEC schedule, having completed testing with our main data servicer and item processor with success. The Company assessed it's risks on it's lending portfolio and continues to perform due diligence to ensure all new and existing borrowers meet the appropriate guidelines, as necessary, as put forth by the regulators. Many conversions to Year 2000 compliant equipment and software have been completed.

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

                              UNITY BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS -
             2ND QUARTER - FOR THE THREE MONTHS ENDED JUNE 30, 1999

The first phase of this project, the assessment phase, has been completed. The Y2K committee has identified all hardware, software, systems and processes that might be affected by the century date change. It has evaluated the criticality of all systems. A plan of action for all items was developed which includes tests and alternatives. Possible worst case scenarios were discussed to help determine the criticality of an item. For example, if the Company's primary accounting software does not read the century date change correctly, it is possible that borrowers and depositor accounts will have miscalculations and balance errors. The entire internal bookkeeping process could be affected to the point were the Company would halt operations until a remedy was put in place. Thus the Company's primary accounting system is considered to be a mission critical item and was assigned as mission critical. On the positive side, the accounting system's vendor has represented to the Company that its software is Y2K compliant. The vendor has obtained Y2K compliance certification from an independent testing organization and the software has also been reviewed by an appropriate party. In addition, a lending subcommittee was formed to evaluate the risk that the Y2K problem might have on all of the Company's borrowers who have indebtedness in excess of $250,000. This evaluation, now substantially complete, and is on-going for new borrowers was undertaken to assess borrowers' ability to repay loans in the year 2000 and beyond. Overall, the Company believes that the Y2K issue poses a low risk to a large majority of its borrowers. Written testing plans have been prepared for all items assigned as mission critical verses not mission critical. Testing has been completed on all of these applications. The vendor has provided the Company with copies of their internal test of the system for Y2K compatibility. To date the Company has advanced the system's operating date to January 3, 2000 and has reviewed the results. In addition, the results of the many internal tests provided by the vendor have been reviewed for their adequacy, and were found to be in order.

The Company's primary external data processor, NCR, certified that they are compliant. The system date of the upgraded software has been successfully advanced in the year 2000, and found to operate successfully.

The final phase of this project was to administer the contingency plans where testing has uncovered weaknesses. This phase has been completed with success. For instance, many old personal computers (PC's ) and their software have been replaced with Y2K compliant PC's and software.

The Company believes it has committed sufficient resources to this project to ensure its success. Costs incurred to date have not been material. The Company has no programmers on staff and is reliant on the vendors of purchased software to upgrade their products to be Y2K compliant, if necessary. To date, the Y2K project is on schedule and future costs are not expected to be material.

Unity Bank continues to educate it's customer base on Y2K issues. Booklets are available in each of our branch locations, that contain Y2K material. Recently Unity Bank mailed each of its statement customers, brochures reviewing Y2K issues. This will continue to educate our customers in the area of Y2K. Unity bank is also in the process of preparing training sessions for all branch staff, as to have a better understanding of Y2K issues that customers may question.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 1999 the Registrant held its annual meeting of shareholders to elect members of the Company's Board of Directors whose terms expired. Nominees for election to the Board of Directors received the following votes:

Nominees:
                              For       Withhold Authority    Broker Non-Vote
                           ---------     ------------------    ---------------
David D. Dallas            3,061,177           66,077               N/A
Peter P. Detommaso         3,061,177           66,077               N/A

        In addition, shareholders were asked to approve the Unity Bancorp, Inc. 1999 Stock Option Plan. The Plan receives the following votes:

            For           Against          Abstain          Broker Non-Vote
         ---------        -------          -------          ---------------
         2,308,494        203,304          22,630               598,543


Item 5. Other Information

In the fourth quarter of 1998, the Bank discovered that it had been the victim of an unauthorized overdraft to a single customer. Although the Bank is still investigating all the circumstances surrounding this occurrence, it appears that the total amount of the overdraft approximates $1,400,000. At this time, the Bank has established a $300,000 reserve in connection with this situation. The Bank is pursuing all legal actions available to recover this overdraft, and it appears that assets may be available to satisfy the Bank's claim, at least in part. These assets consist primarily of a claim against a third-party bank on which the checks were drawn and amounts to be paid to the Bank under an agreement with the customer's spouse. The spouse is to pay the Bank up to $350,000 based upon the sale price of certain assets. Although no assurances can be given, management, in consultation with its counsel, believes that there will be substantial recoveries under these claims.

                              UNITY BANCORP, INC.

Item 6. Exhibits and Reports on Form 8-K

        Date filed and Description

        July 29, 1999 2nd Quarter Results Press Release

        July 27, 1999 Registrant issued a press release on July 21, 1999 announcing that a cash dividend was declared by the Board of Directors of the Registrant for the19th consecutive quarter

        June 10, 1999 Changes in Registrant's Certifying Accountant announcing that, as of June 7, 1999, it had retained KPMGLLP as its independent auditors for the fiscal year ended December 31, 1999. The decision to hire KPMG LLP as auditors was recommended by the Registrant's Board of Directors and Audit Committee.

        May 11, 1999 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT. The Registrant dismissed Arthur Andersen LLP as its independent auditors effective April 30, 1999. The decision to dismiss Arthur Andersen LLP as auditors was recommended by the Registrant's Board of Directors and Audit Committee. The Registrant anticipates retaining a "big five" accounting firm to serve as its independent auditors for 1999. For the fiscal years ended December31, 1998 and 1997 and up to May 7, 1999, there have been no disagreements with Arthur Andersen LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 1998 and 1997 expressed an unqualified opinion.

        May 5, 1999 The Registrant issued a press release on April 30, 1999 announcing that a cash dividend was declared by the Board of Directors of the Registrant for the18th consecutive quarter.

        April 27, 1999 The Registrant announced that its Board of Directors approved a stock repurchase program under which the Registrant may, from time to time, repurchase up to two hundred fifty thousand (250,000) shares of its outstanding common stock. Purchases under the program may be made in open market or in privately negotiated transactions

        April 27, 1999 The Registrant issued a press release on April 20, 1999 announcing the Registrant's record growth and earnings for the first quarter of 1999.

Item 7. Exhibits and Reports on Other SEC Filings

        May 17, 1999 Form S3 - Stock Registration, SELLING SHAREHOLDERS Barry Habib, Norman Hunter and Craig Frankel are the selling shareholders. They acquired the shares of the common stock in connection with the sale of their company, Certified Mortgage Associates, Inc., to the Company in February, 1999. Mr. Habib owns 90,164 shares of the common stock, Mr. Frankel owns 10,246 shares of the common stock and Mr. Hunter owns 2,049 shares of the common stock.

        May 17, 1999 Form 10Q - 1st quarter 1999

                              UNITY BANCORP, INC.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITY BANCORP, INC.


              Date:                           By: /s/ ROBERT VAN VOLKENBURGH
                                                  ------------------------------
                                                      Robert Van Volkenburgh,
                                                      Chairman of the Board

                                              By: /s/ KEVIN KILLIAN
                                                  ------------------------------
                                                      Kevin Killian,
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)


18