Form 10QSB
period 1999-09-30
UNITY BANCORP INC /DE/
filed 1999-11-15
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------
(Mark One)

[X] QUARTERLY REPORT, PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

The number of shares outstanding of each of the registrant's classes of common equity stock, as of November 12, 1999: 3,704,708

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]


================================================================================

UNITY BANCORP. INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)                 (Unaudited)   (Audited)
                                                      September    December 31
                                                         1999        1998
                                                      ---------    ---------
ASSETS
   Cash and Due From Banks                            $  18,467    $  15,388
   Federal Funds Sold                                         0       17,100
                                                      ---------    ---------
      Total Cash and Cash Equivalents                    18,467       32,488
                                                      ---------    ---------
   Securities
       Available For Sale, At Fair Value                 41,530       21,490
       Held To Maturity, At Amortized Cost               34,533       19,439
       Aggregate Fair Value Of $32,868 and $19,089
                                                      ---------    ---------
       Total Securities                                  76,063       40,929
                                                      ---------    ---------
   Loans, Held For Sale                                   3,797        3,569
   Loans, Held To Maturity                              310,944      163,001
                                                      ---------    ---------
   Loans, Total                                         314,741      166,570
   Less: (Deferred Costs) / Unearned Income              (1,280)        (222)
   Less: Loan Loss Reserve                                2,237        1,825
                                                      ---------    ---------
      Net Loans                                         313,784      164,967
                                                      ---------    ---------
   Premises and Equipment                                12,053        4,559
   Accrued Interest Receivable                            2,827        1,163
   Cash Surrender Value Of Life Insurance                 3,991        6,000
   Other Assets                                          10,400        4,506
                                                      ---------    ---------
      TOTAL ASSETS                                    $ 437,585    $ 254,612
                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
   Demand                                             $  56,778    $  50,120
   Demand Interest                                      103,630       40,585
   Savings                                               35,288       34,320
   Time, $100,000 and Over                               85,004       28,164
   Time, Under $100,000                                  97,215       73,671
                                                      ---------    ---------
   Time, Total                                          182,219      101,835
                                                      ---------    ---------
      Total Deposits                                    377,915      226,860
                                                      ---------    ---------
   Borrowed Funds                                        30,000            0
   Obligation Under Capital Lease                         3,564          304
   Accrued Interest Payable                               1,092          408
   Accrued Expenses and Other Liabilities                 1,088          694
                                                      ---------    ---------
      TOTAL LIABILITIES                                 413,659      228,266
                                                      ---------    ---------
   Shareholders' Equity
   Common Stock, $0.00 par,                              26,224       23,146
      7,500,000 authorized;
      Issued Shares of 3,861,568 and 3,759,251
      Outstanding Shares of 3,704,708 and 3,668,197
   Treasury Stock, at cost;                              (1,762)      (1,202)
       Outstanding Shares of 156,860 and 91,054
   Retained Earnings                                        190        4,534
   Accumulated other comprehensive loss                    (726)        (132)
                                                      ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY                            23,926       26,346
                                                      ---------    ---------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $ 437,585    $ 254,612
                                                      =========    =========
   See accompanying notes to financial statements

UNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)                         (Unaudited)                    (Unaudited)
(unaudited)                                                Three Months Ended              Nine Months Ended
                                                              September 30,                September 30,
                                                      --------------------------   --------------------------
                                                         1999            1998          1999          1998
                                                      -----------    -----------   -----------    -----------
Interest Income
Interest on Loans                                     $     5,532    $     3,429   $    13,257    $     9,672
Interest on Securities                                      1,217            960         2,938          2,768
Interest on Federal Funds Sold                                 10            143           514            483
                                                      -----------    -----------   -----------    -----------
TOTAL INTEREST INCOME                                       6,759          4,532        16,709         12,923
                                                      -----------    -----------   -----------    -----------

Interest Expense On Deposits and Borrowed Funds             3,714          1,863         8,657          5,399
                                                      -----------    -----------   -----------    -----------
NET INTEREST INCOME                                         3,045          2,669         8,052          7,524
                                                      -----------    -----------   -----------    -----------
Provision for Loan Losses                                     867            197         1,528            474
                                                      -----------    -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,178          2,472         6,524          7,050
                                                      -----------    -----------   -----------    -----------

Other Income
Service Charges On Deposits                                   215            235           561            667
Gain on Sale of Loans                                         328            594         3,686          1,660
Gain on Sale of Securities                                    (33)            91           194            233
Other Income                                                  588            233         1,187            620
                                                      -----------    -----------   -----------    -----------
TOTAL OTHER INCOME                                          1,098          1,153         5,628          3,180
                                                      -----------    -----------   -----------    -----------

Other Expenses
Salaries and Employee Benefits                              2,043          1,304         6,578          3,738
Occupancy Expense                                             682            228         1,717            765
Other Operating Expense                                     3,350          1,042         6,546          3,102
                                                      -----------    -----------   -----------    -----------
TOTAL OTHER EXPENSES                                        6,075          2,574        14,841          7,605
                                                      -----------    -----------   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                          (2,799)         1,051        (2,689)         2,625
                                                      -----------    -----------   -----------    -----------

Provision For Income Taxes                                 (1,118)           388        (1,134)         1,003

                                                      -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                         ($1,681)          $663       ($1,555)        $1,622
                                                      ===========    ===========   ===========    ===========
Basic Earnings / (Loss)  per Share                         ($0.45)         $0.21        ($0.42)         $0.51
                                                      -----------    -----------   -----------    -----------
Diluted Earnings / (Loss) per Share                        ($0.45)         $0.20        ($0.42)         $0.48
                                                      -----------    -----------   -----------    -----------

Weighted Average Shares Outstanding-Basic               3,721,223      3,211,889     3,729,763      3,167,423
Weighted Average Shares Outstanding- Diluted            3,721,223      3,360,989     3,729,763      3,388,396
Weighted Average Shares Outstanding -
  Effect of dilutive securities stock options                 N/A        149,100           N/A        220,973

UNITY BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)
      (in thousands)

For the nine month period ended Sept 30,                                   1999        1998
                                                                         --------    --------
   Operating activities:
    Net (loss) / income                                                    (1,555)      1,622
    Adjustments to reconcile net (loss) / income to net cash provided by operating activities
      Provision for loan losses                                             1,528         474
      Depreciation and amortization                                           881         401
      Net gain on sale of securities                                         (194)       (233)
      Gain on sale of loans                                                (3,686)     (1,660)
      Stock Grants, from Treasury                                             424           0
      Amortization of securities premiums, net                                  0           7
      Amortization of loan fees and costs                                      87           0
      Increase in accrued interest receivable                              (1,664)       (110)
      Decrease in other assets                                             (2,802)         62
      Proceeds from sale of loans                                          16,381      13,467
      (Decrease) / Increase in accrued interest payable                       685          (9)
      Increase in accrued expenses and other liabilities                      394         253
                                                                         --------    --------
           Net cash provided by operating activities                       10,479      14,274
                                                                         --------    --------

   Investing activities:
    Purchases of securities held to maturity                              (17,494)    (10,928)
    Purchases of securities available for sale                            (39,840)    (67,414)
    Maturities and principal payments on securities held to maturity        2,400      14,392
    Maturities and principal payments on securities available for sale      4,583      43,975
    Proceeds from sale of securities available for sale                    14,421      10,505
    Proceeds from Bank Owned Life Insurance                                 2,009           0
    Purchases of Loans                                                    (56,071)          0
    Net increase in loans                                                (107,056)    (34,820)
    Capital expenditures                                                   (5,191)       (667)
    Proceeds from sale of Assets                                                0          10
    Cash payment - CMA acquisition                                         (1,700)          0
                                                                         --------    --------
      Net cash used in investing activities                              (203,939)    (44,947)
                                                                         --------    --------

   Financing activities:
    Increase in deposits                                                  151,055      22,792
    Increase in Borrowings                                                 30,000           0
    Proceeds from issuance of common stock                                      0       1,493
    Treasury stock purchases                                                 (984)     (1,190)
    Cash Dividends                                                           (632)       (350)
                                                                         --------    --------
      Net cash provided by financing activities                           179,439      22,745
                                                                         --------    --------
   Decrease in cash and cash equivalents                                  (14,021)     (7,928)
                                                                         --------    --------
    Cash and cash equivalents at beginning of year                         32,488      32,617
                                                                         --------    --------
   Cash and cash equivalents at end of period                              18,467      24,689
                                                                         ========    ========
   Supplemental disclosures:
    Interest paid                                                           7,973       5,408
    Income taxes paid                                                         776       1,003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(2)  COMPREHENSIVE (LOSS) / INCOME

     Total comprehensive (loss)/income for the nine months ended September 30, 1999 and 1998 was ($2,149) thousand and $1,725 thousand. Total comprehensive (loss)/income for the three months ended September 30, 1999 and 1998 was ($1,860) thousand and $815 thousand.

(3)  LOANS

     Total loans outstanding by classification as of September 30, 1999 and December 31, 1998 are as follows:

     (in thousands)
                                            September 30,          December 30,
                                                1999                   1998
                                          ----------------       ---------------
     Commercial & industrial                       $46,799               $41,502
     Loans secured by real estate:
           Non-residential properties               56,729                59,845
           Residential properties                  163,487                26,565
           Construction                             15,993                16,218
     Loans to individuals                           31,733                22,440
                                          ----------------       ---------------
                                                  $314,741              $166,570
                                          ================       ===============

     As of September 30, 1999 and December 31, 1998, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1.5 million and $2.3 million respectively. At September 30, 1999, $2.0 million in loans were past due greater than 90 days but still accruing interest as compared to December 31, 1998 of $1.6 million.

(4)  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known. An analysis of the change in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 are as follows- (in thousands)

                                                         1999             1998
                                                      -------------------------
     Balance at beginning of period, January 1,         $1,825           $1,322
     Provision charged to expense                        1,528              474
     Loans charged-off                                  (1,130)            (219)
     Recoveries on loans previously charged-off             14               27
                                                      -------------------------
     Balance at end of period, September 30,            $2,237           $1,604
                                                      =========================

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

     The Company has entered into a definitive Purchase Agreement dated as of July 23, 1999 pursuant to which it will acquire Einbinder Mortgage Corporation, a New Jersey licensed mortgage banker ("Einbinder"). The Company will pay $600,000 for Einbinder as follows: $150,000 in cash at closing, $350,000 through delivery of a six month promissory note with an interest rate of 10% and the issuance of $100,000 in market value of the Company's common stock. Consummation of the transaction is subject to certain regulatory approvals. The parties are currently in the process of amending the agreement to a lower purchase price of $290,000.

(6)  SHAREHOLDERS' EQUITY

     The Board of Directors declared a cash dividend on July 13, 1999. Shareholders of record on August 10, 1999, received a $0.06 per share cash dividend paid on August 25, 1999. The Board of Directors, on March 16, 1999, approved a stock repurchase program pursuant to which the Company may repurchase from time to time up to 250,000 shares of its outstanding stock. Shares purchased by the Company through the repurchase program will be used to fund the dividend reinvestment program, the Company's stock option plans and for other corporate purposes.

(7)  REGULATORY CAPITAL

     The Parent Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.

     THE BANK'S CAPITAL AMOUNTS AND RATIOS ARE PRESENTED IN THE FOLLOWING TABLE:

                                                                      For Capital
                                        Actual                     Adequacy Purposes
                             -----------------------------     --------------------------
                                  Amount         Ratio              Amount       Ratio
                             -----------------------------     --------------------------
As of September 30, 1999-
    Total Capital (to Risk          $   19,480      6.22% >=         $   25,060    8.00%
       Weighted Assets)
    Tier I Capital (to Risk             17,243      5.50% >=             12,530    4.00%
       Weighted Assets)
    Tier I Capital (to                  17,243      4.28% >=             16,217    4.00%
       Average Assets)
As of December 31, 1998-
    Total Capital (to Risk          $   18,613      9.80% >=         $   15,190    8.00%
       Weighted Assets)
    Tier I Capital (to Risk             16,788      8.84% >=              7,595    4.00%
       Weighted Assets)
    Tier I Capital (to                  16,788      7.09% >=              9,472    4.00%
       Average Assets)

     The Parent Company's consolidated capital amounts and ratios are presented in the following table:

                                                                      For Capital
                                        Actual                     Adequacy Purposes
                             -----------------------------     --------------------------
                                  Amount         Ratio              Amount       Ratio
                             -----------------------------     --------------------------
As of September 30, 1999-
    Total Capital (to Risk          $   22,423      7.20% >=         $   19,540    8.00%
       Weighted Assets)
    Tier I Capital (to Risk             20,186      6.48% >=              9,770    4.00%
       Weighted Assets)
    Tier I Capital (to                  20,186      4.74% >=             10,510    4.00%
       Average Assets)

As of December 31, 1998-
    Total Capital (to Risk          $   28,271     14.85% >=             15,231    8.00%
       Weighted Assets)
    Tier I Capital (to Risk             26,466     13.89% >=         $    7,615    4.00%
       Weighted Assets)
    Tier I Capital (to                  26,466     10.87% >=              9,723    4.00%
       Average Assets)

     As of September 30, 1999, the most recent notification from the Federal Reserve Bank categorized the Parent Company as under capitalized and the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as under capitalized under the regulatory framework for prompt corrective action.

     The Company has an 4.74% Tier I Leverage Ratio at September 30, 1999 compared to the federally-mandated minimum Tier I Leverage Ratio of 4.0%, as compared to a 10.87% Ratio at December 31, 1998. The Bank has a 4.28% Tier I Leverage Ratio at September 30, 1999 compared to the federally-mandated minimum Tier I Leverage Ratio of 4.0%, as compared to a 7.09% Leverage Ratio December 31, 1998. These decreases were primarily due to the capitalization of leases related to the branch expansion program and intangibles associated with the acquisition of CMA. In addition to the capital adequacy requirements of the Federal Reserve Board and the FDIC, discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance approving our recent acquisition of eight branch offices, the bank is required to maintain a ratio of equity capital to total assets of at least 6% for the next five years of operations. At September 30, 1999, the bank's ratio of equity capital to average total assets was 4.28%. Because the Bank does not currently meet this minimum, it is prohibited from paying dividends to the Parent Company. Because the Bank failed to satisfy the minimum total risk-based capital requirement of 8% at September 30, 1999, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because of this designation, the Bank is required to submit a capital plan to the FDIC by December 15, 1999. In addition, the Bank is generally prohibited from making capital distributions to the holding company, paying management fees to any entity that controls the Bank or increasing its average assets until the capital plan has been approved. We have retained the services of an investment banking firm to review capital augmentation plans.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     None

(9)  IMPAIRED ASSETS

During the fourth quarter of 1998, we discovered that we had been the victim of an illegal check kiting scheme to a single customer. During the quarter September 30, 1999, in light of the passage of time without significant recoveries from the Company's ongoing litigation against the other financial institution involved in the scheme and our view of the assets currently available from the debtor and his affiliates to satisfy the Company's claims, management recorded a write down of $786 thousand before tax against this asset.

The remaining balance of the asset is $344 thousand, which represents equity in a house owned by the spouse of the debtor, who HPS agreed to turn the residence over to us.

(10) POTENTIAL LEASE OBLIGATIONS

In August 1999, the Bank entered into leases or sublease for five (5) potential branch locations. Under the terms of these leases or sublease the annual lease obligation in the base year of the leases or sublease is $428 thousand in the aggregate, $471 thousand on a fully phased in basis beginning in the fourth year of the lease term, and increases thereafter back on increases in the consumer price index and the lease terms range from 12 to 18 years. Payments on these five leases or sublease were to commence on January 1, 2000. Subsequent to September 30, 1999, the Bank provided the landlord under the leases or sublease with notice to terminate each of the leases or sublease. Although no legal action has been commenced, the landlor through its counsel, has indicated that the landlord does not agree with the bank's right to terminate the leases.

(11) OTHER EXPENSE

The components of other operating expenses for the nine months ended September 30, 1999 and 1998 are as follows:

                                                  1999           1998
                                                  ----           ----
Professional services                              761             495
Office expense                                    1418             771
Advertising expense                                547             279
Communication expense                              525             188
Bank services                                      579             374
FDIC insurance                                     121              87
Director fees                                      200             211
Non loan losses(1)                                 824              22
Loan processing expense                            933             317
Amortization of Intangibles                        274               9
Other expense                                      364             349
                                                 -----           -----
Total Other Expense                              6,546           3,102
                                                 =====           =====



----------

(1) Includes a $786 thousand write-down of uncollected assets associated with the check-kiting scheme, disclosed in Note #9.

                       UNITY BANCORP, INC. AND SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes relating thereto included herein. When necessary, reclassifications have been made to prior period's data throughout the following discussion and analysis for purposes of comparability with prior period data.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on our interest earning assets and the interest paid on funds borrowed to support those assets, such as deposits. Net interest margin is a function of the difference between the weighted average rate received on interest earning assets and the weighted average rate paid on interest bearing liabilities, as well as the average level of interest earning assets as compared with that of interest bearing liabilities. Results of operations are also affected by the amounts of non-interest income, which includes gains on sales of loans, including loans originated under the SBA's Guaranteed Loan Program and home mortgage loans originated for resale into the secondary market by our CMA subsidiary which was acquired on February 18, 1999, operating expenses, and the provision for loan losses.

NET INCOME (LOSS)

For the three months ended September 30, 1999, we incurred a net loss of $1.7 million, or a loss of $0.45 per diluted share, compared to net income of $663 thousand, or $0.20 per share, for the three months ended September 30, 1998. The loss incurred for the three months ended September 30, 1999 reflects our non-interest expenses growing faster than our non-interest other income. Also contributing to the loss was an increase in our provision for loan losses. For the three months ended September 30, 1999, our non-interest expenses increased by $3.5 million, or 136.0%, to $6.1 million from $2.6 million for the three months ended September 30, 1998. Our interest expense increased by $1.9 million, or 99.4%, to $3.7 million from $1.9 million for the comparable 1998 period. Our interest income increased by $2.2 million, or 49.1%, to $6.8 million in the 1999 period from $4.5 million in the 1998 period. Our other income decreased by $55 thousand, or 4.8%, over the comparable period of 1998 to $1.1 million in 1999 from $1.2 million in 1998. In addition, our provision for loan losses increased for the three months ended September 30, 1999 by 340.1% over the comparable period of 1998 from $197 thousand to $867 thousand for the three months ended September 30, 1999. The increases in our other non-interest expenses reflect the growth of our branch network, as the bank opened ten new branches in the past year, as well as non-interest expense associated with the operation of our CMA subsidiary, including amortization of goodwill incurred in connection with our purchase of CMA, and a non-recurring writedown of an uncollected balance. Non-interest expense associated with our operation of CMA totaled $2.0 million for the three months ended September 30, 1999. There were no expenses associated with CMA during the same period in 1998. Our increase in interest expense reflects increases in the level of deposits, as well as increases in rates as a promotional tool to attract deposits at our new branches. Our interest income reflects increases in the level of earning assets as a result of increased deposits.

     Included in our non-interest expense for the three months ended September 30, 1999 was a non-recurring write-down of $786 thousand regarding an uncollected balance the bank has been carrying as an asset and which derived from a previously disclosed check-kiting scheme. In light of the passage of time without significant recoveries from our ongoing litigation against the other financial institution involved in the scheme and our view of the assets currently available from the debtor and his affiliates to satisfy our claims, management elected to record this write-down. The company intends to pursue all legal remedies available to obtain recoveries of uncollected amounts. The remaining balance of this asset is $344 thousand, which represents equity in a house owned by the spouse of the debtor, who has agreed to turn the residence over to us.

NET INTEREST INCOME

     Our net interest income increased by $376 thousand, or 14.1%, to $3.0 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998. The increase was primarily attributable to an increase of $131.4 million in average earning assets for the current three-month period totaling $353.2 million over the prior year's three-month period totaling $221.8 million. The yield on the earning assets decreased from 8.20% for the three months ended September 30, 1998 to 7.67% for the three months ended September 30, 1999, primarily due to the bank's shift to consumer and mortgage lending during a lower rate environment as a response to continued competition for commercial loans. During the third quarter, our CMA subsidiary originated $61.1 million in loans for the bank's portfolio and the bank purchased $30.3 million of home equity loans. Increases in interest-earning assets were primarily funded through an increase of $170.4 million, or 82.2%, in average deposits and borrowings to $377.8 million for the three months ended September 30, 1999 from $207.4 million for the comparable period of 1998. In addition to increases in the average balance of deposits and borrowings, rate on interest bearing liabilities increased to 4.53% for the three months ended September 30, 1999 from 4.47% for the comparable period of 1998. The increase in the cost of funds reflects the Company's decision to offer high, promotional rates of interest to attract new customers to our new branch locations. These rates of interest were offered both on time deposits and through our money market product, which paid an introductory interest rate of 6.05%. We have discontinued offering this high rate money market product, and have reduced the rates offered on time deposits to be comparable with those offered by competing institutions. In addition, our promotional money market product had a temporary introductory rate that declined by 1.25% after the first three months. All of the deposits obtained under this promotion have reached the re-pricing stage and the interest rate on this account is variable at the Wall Street Journal prime interest rate less 3%.

     The following table reflects the components of our net interest income, setting forth for the periods presented herein (1) average assets, liabilities and shareholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) interest yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) our net interest income/margin on average earning assets. Rates/yields are computed on a fully tax equivalent basis, assuming a federal income tax rate of 34%.

                                                   Three Months Ended

                                                                     September 30, 1999 vs. September 30, 1998
                                                  -------------------------------------------------------------------------------
                                                   Average                        Rate/       Average                       Rate/
                                                   Balance        Interest        Yield       Balance        Interest       Yield
                                                   -------        --------        -----       -------        --------       -----
Assets
Interest-earning assets:
           Taxable loans
           (net of unearned income)               $ 274,170        $5,533         8.07%       $143,436        $3,431        9.57%
           Tax-exempt securities                      2,444            42         6.94%          1,562            39        0.09%
           Taxable investment securities             74,407         1,155         6.21%         54,109           896        6.62%
           Interest-bearing deposits                  1,419            32         9.02%         12,345            37        1.20%
           Federal funds sold                           729            10         5.49%         10,309           143        5.55%
                                                  ---------        ------                     --------        ------
           Total interest-earning assets            353,169         6,772         7.67%        221,761         4,546        8.20%
           Noninterest-earning assets                78,356                                      5,773
           Allowance for loan losses                  2,275                                      1,433
                                                   --------                                   --------
           Total average assets                    $429,250                                   $226,101
                                                   ========                                   ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
           NOW deposits                             105,687         1,021         3.86%         33,347           236        2.83%
           Savings deposits                          18,953            81         1.71%         14,671            78        2.13%
           Money market deposits                     17,813           127         2.85%         18,543           162        3.49%
           Time deposits                            153,121         2,002         5.23%        100,092         1,383        5.53%
           Other debt                                32,425           484         5.97%            313             5        6.39%
                                                  ---------        ------                     --------        ------
           Total interest-bearing liabilities       328,000         3,715         4.53%        166,966         1,864        4.47%
           Noninterest-bearing liabilities           27,841                                      6,510
           Demand deposits                           49,840                                     40,381
           Shareholders' equity                      23,570                                     12,243
                                                   --------                                   --------
           Total average liabilities and
             shareholders' equity                  $429,250                                   $226,101
                                                   ========                                   ========
           Net interest income                                      3,057                                      2,682
           Net interest rate spread                                               3.14%                                     3.73%
           Net interest income/margin on
             average earning assets                                               3.46%                                     5.04%

     The following table presents by category the major factors that contributed to the changes in net interest income for each of the three-month periods ended September 30, 1999 and 1998.Amounts have been computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34%.



                Three Months Ended September 30, 1999 Versus 1998
                     Increase (Decrease) Due to Change In:

                                           Volume       Rate         Net
                                           ------     -------      ------
Interest-Earning Assets
Interest income:
Taxable loans
(net of unearned income)                    3,127      (1,025)      2,102
Tax-exempt securities                          22         (19)          3
Taxable investment securities                 336         (77)        259
Interest bearing deposits                     (33)         28          (5)
Federal funds sold                           (133)         (0)       (133)
                                           ------     -------      ------
 Total interest income                     $3,320     $(1,094)      $2.226
                                           ======     =======       ======
Interest-Bearing Liabilities
Interest expense:
NOW deposits                                  512         273         785
Savings deposits                               23         (20)          3
Money market deposits                          (6)        (29)        (35)
Time deposits                                 733        (114)        619
Other debt                                    513         (34)        479
Total interest expense                      1,774          77       1,851
                                           ------     -------      ------
Net interest income                        $1,546     $(1,171)     $  375
                                           ======     =======      ======

PROVISION FOR LOAN LOSSES

     Our provision for loan losses for the three months ended September 30, 1999 totaled $867 thousand, an increase of $670 thousand over the provision of $197 thousand for the three months ended September 30, 1998.The increase in our provision for the three months ended September 30, 1999 over the comparable prior year period reflects the increase in our loan portfolio and increased charge-offs incurred during the quarter, as well as our analysis of the estimated potential losses inherent in the loan portfolio based upon our review of particular loans, the credit worthiness of particular borrowers and general economic conditions. For the three months ended September 30, 1999, our average loans (net of unearned) totaled $274.2 million, an increase of $130.8 million, or 91.2% over average total loans of $143.4 million for the three months ended September 30, 1998.In addition, during this period, our ratio of non-performing loans to total loans decreased to .49% from 1.50% at September 30, 1998.

OTHER INCOME

     Our other income, which consists of service charges on deposits, gains on sales of securities and loans and other income decreased by $55 thousand, or 4.8%, to $1.1 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998.This decrease primarily represents a decrease of $266 thousand in the gain on sale of loans and a decrease of $124 thousand on the gain/loss on the sale of securities. Partially offsetting these decreases was our other income, representing other transaction charges and fees on non-deposit services which increased by $355 thousand, or 152.4% to $588 thousand for the three months ended September 30, 1999 from $233 thousand for the comparable period of 1998.We sell loans into the secondary market both through our SBA Guaranteed Loan Program and through our CMA subsidiary. The decline in the gain on sale of loans for the three months ended September 30, 1999 is attributable to a decrease of $186 thousand in the gain on the sale of SBA loans which sales were negatively impacted by lower market prices, a decrease of $67 thousand in the gain on the sale of mortgage loans, and a decrease of $13 thousand in the gain on sale of other loans.

     The increase in our other income of $355 thousand is primarily due to an increase of $285 thousand in mortgage fees, an increase of $25 thousand in interest on the cash surrender value of life insurance, an increase of $25 thousand in transaction charges on non-deposit services, and an increase of $20 thousand in miscellaneous income.

OTHER EXPENSES

     Our other expenses increased to $6.1 million for the three months ended September 30, 1999 from $2.6 million for the comparable period of 1998.We experienced increases of $739 thousand in salaries and benefits which increased to $2.0 million from $1.3 million, $454 thousand in occupancy expenses which increased to $682 thousand from $228 thousand, and $2.3 million in other operating expenses which increased to $3.4 million from $1.0 million during the current three months ended September 1999 compared to the three months ended September 30, 1998.The increases in salary and benefits and occupancy expenses were substantially attributable to the increase in our branch network, as we opened ten additional branches over the past year, as well as administrative expenses from the operation of our CMA subsidiary. Increases reflect the increased lease and other occupancy expenses associated with these branches, as well as increases in salary expenses to hire personnel to operate the branches. In addition, our salary expense increased because of the need to hire additional administrative staff to oversee and administer the growth in our loan portfolio. Other expenses were also impacted by the writedown related to the check kiting of $786 thousand, which was previously discussed.

     The following table presents the breakout of our other operating expenses for the three month period ended September 30, 1999:

                                     Three Months Ended
                                 September 30, 1999 v. 1998

                                   (Dollars in Thousands)

                                                                                  Increase
                                    September 30, 1999    September 30, 1998     (Decrease)
                                    ------------------    ------------------     ----------
Professional Services                    $   305                $  126            $  179

Office Expense                               573                   267               306

Advertising Expense                          233                   101               132

Communication Expense                        249                    73               176

Bank Services                                219                   116               103

FDIC Insurance                                57                    30                27

Director Fees                                 21                    57               (36)

Other Losses                                 794(1)                 17               777

Loan Processing Expense                      576                   129               447

Goodwill                                     119                     3               116

Other Expense                                204                   123                81
                                         -------                ------            ------
Total Other Operating Expense            $ 3,350                $1,042            $2,308

(1) Includes a $786 thousand write-down of uncollected assets associated with the check-kiting scheme.

     The increases in professional services, office expense, communication expense, bank services and FDIC insurance is the result of the addition of ten new branches, our growth in assets and expenses incurred operating our CMA subsidiary. Total other operating expenses incurred in connection with CMA were $520 thousand for the three months ended September 30, 1999.There were no expenses incurred in connection with CMA for the same period in 1998.The increase in advertising expense is the result of increased marketing efforts and the increase in loan processing expense is the result of additional volume and collection activity.

INCOME TAX EXPENSE

     For the three months ended September 30, 1999, we recognized a tax benefit of $1.1 million related to the loss recognized for the three-month period, as compared to an income tax provision of $388 thousand for the three months ended September 30, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET INCOME (LOSS)

     For the nine months ended September 30, 1999, we incurred a net loss of $1.6 million, or a loss of $0.42 per share on a diluted basis, compared to net income of $1.6 million, or $0.48 per share, for the nine months ended September 30, 1998.The loss incurred for the nine months ended September 30, 1999 largely reflects the growth in our non-interest expense due to the opening of ten new branches, non-interest expenses of $3.6 million associated with the operation of our CMA subsidiary and amortization of the goodwill created in our purchase of CMA. For the nine months ended September 30, 1999, our non-interest expenses increased by $7.2 million, or 94.7%, to $14.8 million from $7.6 million for the nine months ended September 30, 1998. Because we acquired CMA using purchase accounting, we recognized goodwill expenses of $265 thousand during the 1999 period. There $9 thousand goodwill amortization expenses incurred in 1998, relating to the acquisition of the Banks's first branch from the Resolution Trust Corporation (RYC). Also contributing to the loss was an increase in our provision for loan losses. Our provision for loan losses increased for the nine months ended September 30, 1999 by $1.1 million, or 222.4%, over the comparable period of 1998, to $1.5 million compared to $474 thousand. The increase in our provision for loan losses is largely the result of growth in our loan portfolio, an increase in reserve factors we use to determine reserve levels and increased charge-offs incurred during the nine month period ended September 30, 1999, as well as our analysis of the estimated potential losses inherent in our loan portfolio. These increases were partially offset by an increase in net interest income of $528 thousand.

     Included in our non-interest expense items was a non-recurring write-down of $786 thousand regarding an uncollected balance the bank has been carrying as an asset and which derived from a previously disclosed check-kiting scheme. In light of the passage of time without significant recoveries from the company's ongoing litigation against the other financial institution involved in the scheme and the company's view of the assets currently available from the debtor and his affiliates to satisfy the company's claims, management elected to record this write-down. The company intends to pursue all legal remedies available to obtain recoveries of uncollected amounts. The remaining balance of this asset is $344 thousand, which represents equity in a house owned by the spouse of the debtor, who has agreed to turn the residence over to us.

NET INTEREST INCOME

     Our net interest income increased by $528 thousand, or 7.0% to $8.1 million for the nine months ended September 30, 1999 from $7.5 million for the nine months ended September 30, 1998.

     The increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $85.2 million in average earning assets for the current nine-month period totaling $291.4 million over the prior year's nine-month period totaling $206.2 million. The increases in average earning assets occurred across the entire balance sheet, with increases in the securities portfolio and the loan portfolio. Growth in the loan portfolio was primarily comprised of $82.2 million of adjustable rate mortgages originated between April 30, 1999 and September 30, 1999 by the bank's CMA subsidiary and $56.0 million of purchased home equity loans, of which $25.7 million were purchased on May 27, 1999 and $30.3 million were purchased on July 12, 1999.

As a result of the increase in mortgages and home equity loans in our portfolio, the nine month yield on earning assets decreased from 8.38% at September 30, 1999 to 7.66% at September 30, 1999. These loans generally have lower yields than our commercial loans.

     Increases in interest-earning assets were primarily funded through an increase of $105.7 million, or 52.0% in average deposits and borrowings to $308.8 million for the nine months ended September 30, 1999 from $203.1 million for the comparable period of 1998. Our rate on interest bearing liabilities remained the same to 4.42% for the nine months ended September 30, 1999 from 4.42% for the comparable period of 1998.

                                            Nine Months Ended
                                        September 30, 1999 v. 1998

(Dollar Amounts in Thousands -                 September 30, 1999                September 30. 1998
Interest Amounts and Interest            --------------------------------------------------------------
Rates/Yields on a Fully Tax              Average                 Rate/       Average               Rate/
Equivalent Basis)                        Balance     Interest    Yield       Balance   Interest    Yield
                                         -------     --------    -----       -------   --------    -----
 Assets
 Interest-earning assets:
 Taxable loans
(net of unearned income)                 $212,547     $13,257      8.32%    $135,928     $9,672    9.49%
 Tax-exempt securities                      1,877         114      8.07        1,633         97    7.92%
 Taxable investment securities             60,305       2,703      5.98       51,479      2,572    6.66%
 Interest-bearing deposits                  2,424         160      8.80        5,408        132    3.25%
 Federal funds sold                        14,213         514      4.82       11,714        483    5.50%
                                         --------     -------               --------     ------
 Total interest-earning assets            291,366      16,748      7.66      206,162     12,956    8.38%
 Noninterest-earning assets                53,512                             17,994
 Allowance for loan losses                  1,927                              1,339
                                         --------                           --------
 Total average assets                    $346,805                           $225,495
                                         ========                           ========
Liabilities and
 Shareholders' Equity
 Interest-bearing liabilities:
 NOW deposits                             $84,477       2,470      3.90%     $34,525      $ 693    2.68%
 Savings deposits                          16,677         230      1.84       13,371        236    2.35%
 Money market deposits                     17,841         395      2.95       18,441        481    3.48%
 Time deposits                            129,052       4,957      5.12       96,159      3,972    5.51%
 Other debt                                12,832         605      6.29          323         17    7.02%
                                         --------     -------               --------     ------
 Total interest-bearing liabilities       260,879       8,657      4.42      162,819      5,399    4.42%
 Noninterest-bearing liabilities           14,355                              1,743
 Demand deposits                           47,926                             40,283
 Shareholders' equity                      23,645                             20,650
                                         --------                           --------
 Total average liabilities
 and shareholders' equity                $346,805                           $225,495
                                         ========                           ========
 Net interest income                                    8,091                             7,557
 Net interest rate spread                                          3.24%                           3.96%
 Net interest income/margin
 on average earning assets                                         3.70%                           4.89%

     The following table presents by category the major factors that contributed to the changes in net interest income for each of the nine-month periods ended September 30, 1999 and 1998.Amounts have been computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34%.


                                             Nine Months Ended September 30
                                          1999 versus 1998 Increase (Decrease)
(Dollar Amounts in Thousands on a                 Due to Change in:
Fully Tax-Equivalent Basis)               ------------------------------------
                                            Volume     Rate          Net
                                            ------    -------       ------
Interest-Earning Assets
Interest income:
Taxable loans
(net of unearned income)                    $5,452    $(1,867)      $3,585
Tax-exempt securities                           14          2           17
Taxable investment securities                  441       (310)         131
Interest bearing deposits                     (73)        101           28
Federal funds sold                             103        (72)          31
                                            ------    -------       ------
 Total interest income                      $5,938    $(2,146)      $3,792
                                            ======    =======       ======
Interest-Bearing Liabilities
Interest expense:
NOW deposits                                $1,003       $774       $1,777
Savings deposits                                58        (64)          (6)
Money market deposits                          (16)       (70)         (86)
Time deposits                                1,359       (374)         985
Other debt                                     658        (70)         588
Total interest expense                       3,062        196        3,258
                                            ------    -------       ------
Net interest income                         $2,875    $(2,341)      $  534
                                            ======    =======       ======

PROVISION FOR LOAN LOSSES

     Our provision for loan losses for the nine months ended September 30, 1999 totaled $1.5 million, an increase of $1.1 million over the provision of $474 thousand for the nine months ended September 30, 1998.The increase in our provision for the nine months ended September 30, 1999 over the comparable prior year period reflects both the increase in our loan portfolio, an increase in the reserve factors we use to determine reserve levels and increased charge-offs incurred during the nine months ended September 30, 1999, as well as our analysis of the estimated potential losses inherent in the loan portfolio based upon our review of particular loans, the credit worthiness of particular borrowers and general economic conditions. For the nine months ended September 30, 1999, our average loans totaled $212.5 million, an increase of $76.6 million, or 56.4% over average total loans of $135.9 million for the nine months ended September 30, 1998.In addition, during this period, our ratio of non-accrual loans to total loans decreased to .49% from 1.38% at September 30, 1998.

OTHER INCOME

     Our other income, which consists of service charges on deposits, gains on sales of securities and loans and other income increased by $2.4 million, or 77.0%, to $5.6 million for the nine months ended September 30, 1999 from $3.1 million for the nine months ended September 30, 1998.This increase primarily represents an increase of $2.0 million in the gain on sale of loans attributable to $2.7 million in gains on sales of loans by our CMA subsidiary partially offset by a decline of $700 thousand on sales of SBA loans compared to the prior period. SBA loan sales were negatively impacted by lower market prices. In addition, our other income, representing SBA servicing fees and other fee income, increased by $567 thousand to $1.2 million, or 91.5% for the nine months ended September 30, 1999 from $620 thousand for the comparable period of 1998.

OTHER EXPENSES

     Our other non-interest expense increased $7.2 million, or 95.1%, to $14.8 million for the nine months ended September 30, 1999 from $7.6 million for the comparable period of 1998.We experienced increases of $2.8 million in salaries and benefits, which increased to $6.6 million from $3.7 million, $952 thousand in occupancy expenses which increased to $1.7 million from $765 thousand, and $3.4 million in other operating expenses which increased to $6.5 million from $3.1 million during the current nine months compared to the nine months ended September 30, 1998.These increases were substantially attributable to the increase in our branch network, as we opened ten additional branches over the past year, and the acquisition of CMA during February. This acquisition was accounted for as a purchase and the prior period does not reflect any operating expenses associated with CMA. Increases reflect the increased lease and other occupancy expenses associated with these branches, as well as increases in salary expenses to hire personnel to operate the branches. In addition, our salary expense increased because of the need to hire additional administrative staff to oversee and administer the growth in our loan portfolio.

     Other expenses were also impacted by the write-down related to the Check-Kiting of $786 thousand, which was previously discussed.

     The following table presents the breakout of other operating expenses for the nine month period ended September 30, 1999 and 1998:

                           Nine Months Ended September 30, 1999 vs. 1999

                                                      (Dollars in Thousands)

                                 September 30, 1999     September 30, 1998     Increase/(Decrease)
                                 ------------------     ------------------     -------------------
Professional services                 $  761                 $  495                 $  266

Office expense                         1,418                    771                    647

Advertising expense                      547                    279                    268

Communication expense                    525                    188                    337

Bank services                            579                    374                    205

FDIC insurance                           121                     87                     34

Director fees                            200                    211                    (11)

Other losses                             824(1)                  22                    802

Loan processing expense                  933                    317                    616

Goodwill                                 274                      9                    265

Other expense                            364                    349                     15
                                     -------                 ------                 ------

Total other expense                  $ 6,546                 $3,102                 $3,444
                                     =======                 ======                 ======

(1) Includes a $786 thousand write-down of uncollected assets associated with the check-kiting scheme.

     The increases in professional services, office expense, communication expense, bank services and FDIC insurance is the result of the addition of ten new branches, our growth in assets and expenses incurred operating our CMA subsidiary. Total other operating expenses incurred in connection with CMA were $762 thousand for the nine months ended September 30, 1999.There were no expenses incurred in connection with CMA for the same period in 1998.The increase in advertising expense is the result of increased marketing efforts and the increase in loan processing expense is the result of additional volume and collection activity.

INCOME TAX EXPENSE

     For the nine months ended September 30, 1999, we recognized a tax benefit of $1.1 million related to the loss recognized for the nine-month period, as compared to an income tax provision of $1.0 million for the nine months ended 1998.

                    FINANCIAL CONDITION AT SEPTEMBER 30, 1999

     Our total assets at September 30, 1999 increased to $437.6 million, an increase of $183.0 million, or 71.9%, over assets of $254.6 million at December 31, 1998.Net loans increased $148.8 million to $313.8 million, or 90.2%, from $165.0 million at December 31, 1998.Our securities portfolio increased $35.1 million to $76.1 million at September 30, 1999 from $40.9 million at December 31, 1998.Our growth in assets was primarily the result of our branch expansion and related promotional activities, which increased our total deposits.

     At September 30, 1999, our total deposits increased $151.1 million to $377.9 million, or 66.6%, from total deposits of $226.9 million at December 31, 1998. These increases primarily reflect increases in our premium rate money market account and jumbo certificates of deposit from municipalities in our market area.

LOAN PORTFOLIO

     At September 30, 1999, our net loans totaled $313.8 million, an increase of $148.8 million, or 90.2%, from $165.0 million at December 31, 1998.The increase in the loan portfolio reflects our branch expansion, the purchase of home equity loans, as well as our decision to originate adjustable rate one-to-four family residential mortgages for our portfolio through our CMA subsidiary. The $148.8 million increase in loans was comprised of $80.1 million of ARMS, $54.6 million of home equity loans, $10.1 million of consumer loans and $4.0 million of other commercial loans.

     At September 30, 1999, the composition of our portfolio changed so that residential, one-to-four family mortgages, including $54.6 million in home equity loans, account for 51.9% of the total portfolio, compared to 15.9% at December 31, 1998.Commercial and industrial loans account for 14.9% of the portfolio at September 30, 1999, compared to 24.9% at December 31, 1998.Loans secured by non-residential properties account for 18.0 % of the portfolio at September 30, 1999, compared to 35.9% of the portfolio at December 31, 1998. Due to the increasing competition for commercial and non-residential loans, we anticipate that the portion of our portfolio consisting of one-to-four family residential home mortgages will continue to increase as loans in process close, however, we are no longer originating residential mortgages for our portfolio.

     The following table sets forth the classification of our loans by major category at September 30, 1999 and December 31, 1998:

                                               September 30, 1999         December 31, 1998
                                               ------------------         -----------------
                                                 Amount       %              Amount       %
                                                --------    -----          --------     -----
                                                           (Dollars in Thousands)
Commercial and industrial                       $ 46,799     14.9          $ 41,502      24.9
Real Estate
  Non-residential Properties                      56,729     18.0            59,845      35.9
  Residential Properties                         163,487     51.9            26,565      15.9
  Construction                                    15,993      5.1            16,218       9.8
Consumer                                          31,733     10.1            22,440      13.5
                                                --------    -----          --------     -----
              TOTAL LOANS                       $314,741    100.0%         $166,570     100.0%
                                                ========    =====          ========     =====

ASSET QUALITY

     Our principal interest earning assets are our loans. Inherent in the lending function is the possibility that a customer may not perform in accordance with the contractual terms of the loan. A borrower's inability to repay a loan can create the risk of non-accrual loans, past due loans, restructured loans and potential problem loans.

     The following table sets forth information concerning our non-accrual loans and non-performing assets as of September 30, 1999 and December 31, 1998:

                                               Sept. 30, 1999     Dec. 31, 1998
                                               --------------     -------------

                                                    (Dollars in Thousands)
Nonaccrual loans by category
  Real Estate                                      1,379              2,297
  Installment                                         38                  0
  Commercial                                         130                  0
                                                  ------             ------
    Total                                          1,547              2,297

Past due 90 days or more and still
accruing interest
  Real Estate                                        602                790
  Installment                                         11                  7
                                                   1,387                803
  Commercial                                      ------             ------
    Total                                          2,000              1,600
Total Non-Performing Loans                        $3,547             $3,897
                                                  ======             ======

REO Property                                          82                  0

                                                  ------             ------
Total Non-Performing Assets                       $3,629             $3,897
                                                  ======             ======

Nonaccrual loans to total loans                     0.49%              1.38%

Non-performing assets to total assets               0.83%              1.53%

Allowance for loan losses as a                     63.07%             46.83%
percentage of non-performing loans (a)
----------

(a) includes loans greater than 90 days past due that are still accruing interest

     Our non-accrual loans decreased by $660 thousand from $2.3 million at December 31, 1998 to September 30, 1999, when they totaled $1.6 million. The decrease in non-accrual loans is substantially a result of a $617 thousand nonaccrual loan that was replaced by a new loan to new borrowers. The loans past due 90 days or more and still accruing interest are well collateralized and in the process of collection subsequent to September 30, 1999 a non-accrual loan with a balance of $810 thousand was reclassified as an REO property.

ALLOWANCE FOR LOAN LOSSES

     We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any subsequent recovery is credited to the allowance. Our allowance for loan losses totaled $2.2 million at September 30, 1999 compared to $1.8 million at December 31, 1998. The increase in the allowance is due to the continued increase in our loan portfolio, an increase in the reserve factors that we use to determine reserve levels and increased charge-offs incurred during the year to date, as well as our analysis of the estimated potential losses inherent in the loan portfolio based upon our review of particular loans, the credit worthiness of particular borrowers and general economic conditions.

     The following is a summary of the reconciliation for the allowance of loan losses for the nine months ended September 30, 1999 and the year ended December 31, 1998:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                            September 30   December 31
                                              1999           1998
                                            ------------   -----------
                                             (Dollars in Thousands)

Balance at Beginning of Period               $1,825         $1,322
CHARGE-OFFS

    Real Estate                                 764            254
     Consumer                                    39             15
     Commercial and industrial                  327             60
                                             ------         ------
Total charge-offs                            $1,130         $  329
 Recoveries
    Real Estate                                   3             23
    Consumer                                     11              5
Total recoveries                                 14             28
                                             ------         ------
Total net charge-offs                        $1,116         $  301
Provision charged to expense                  1,528            804
Balance of allowance at end of period        $2,237         $1,825
Ratio of net charge-offs to average
    loans outstanding                          0.53%          0.21%
Ratio of allowance to total loans,
    net of loans held for sale                 0.72%          1.12%

         The following table sets forth for each of our major loan categories, the amount and percentage of the allowance for loan losses attributed to such category and a percentage of total loans represented by such category as of September 30, 1999 and December 31, 1998:

                                     September 30,           December 31,
                                         1999                     1998
                                 ---------------------     --------------------
                                                % of                    % of
                                 Amount      All loans     Amount     All Loans
                                 ------      ---------     ------     ---------
                                              (Dollars in Thousands)

Balance Applicable to:
Commercial & industrial          $  959         14.7%      $  741        24.9%
Real estate:
 Non-residential properties         393         18.0          663        35.9
 Residential properties             390         51.1           96        15.9
 Construction                       221          5.1          160         9.8
 Consumer                           274         10.1          165       13.50
                                 ------        -----       ------       -----
 Total                           $2,237        100.0%      $1,825       100.0%
                                 ======        =====       ======       =====

     We maintain an investment security portfolio for asset-liability risk control purposes and to provide an additional source of funds. The portfolio is comprised of US Treasury securities, obligations of US Government and Government-sponsored agencies, selected state and municipal obligations, corporate securities and equity securities. Management determines the appropriate security classification (i.e., available for sale, held to maturity or trading) at the time of purchase. At September 30, 1999, our investment security portfolio totaled $76.1 million, including $41.5 million in securities available for sale and $34.5 million of securities held to maturity. This represented an increase of $35.1 million over total investments securities of $40.9 million at December 31, 1998. At September 30, 1999, no investment securities were classified as trading securities. The increase in investment securities represents the investing of new deposits in excess of loan demand during the first two quarters of the year.

     A comparative summary of securities available for sale and held to maturity at September 30, 1999 and December 31, 1998 is as follows:

                                                          September 30,                December 31,
                                                              1999                        1998
                                                    -------------------------    -------------------------
                                                    Amortized          Fair      Amortized          Fair
                                                       Cost            Value       Cost             Value
                                                    ---------        --------    ---------        ---------
                                                                     (Dollars in Thousands)
Available for sale
 U.S. Treasury                                        $ 6,986         $ 6,930      $   243         $   244
 U.S. Govt. agencies                                   10,150           9,997        4,371           4,401
 Mortgage - backed securities                          20,365          19,768       14,910          14,771
 State and municipal                                      656             660          931             945
 Corporate Debt securities                                964             917            0               0
 Federal Home Loan Bank stock                           3,546           2,546          630             630
 Other Corporate stocks                                 1,034             713          612             499
                                                      -------         -------      -------         -------
 Total                                                $42,701         $41,530      $21.697         $21,490
                                                      =======         =======      =======         =======
Held to maturity
 U.S. Govt. agencies                                  $20,244         $19,303      $ 3,757         $ 3,402
 Mortgage - backed securities                          14,289          13,565       15,182          15,188
 Other                                                     00              00          500             499
                                                      -------         -------      -------         -------
 Total                                                $34,533         $32,868      $19,439         $19,089
                                                      =======         =======      =======         =======

         The following table sets forth the maturity distribution of our available for sale portfolio at September 30, 1999 and December 31, 1998:

                                    September 30,             December 31,
                                         1999                     1998
                               ---------------------      ---------------------
                               Amortized       Fair        Amortized       Fair
                                    Cost      Value             Cost      Value
                               ---------    --------       ---------    -------
 Available for sale
 Due in one year or less             224         225             516        517
 Due after one year through
  five years                       9,440       9,373             658        671
 Due after five years through
  ten years                        6,000       5,878               0          0
 Due after ten years               3,092       3,028           4,371      4,401
 Mortgage-backed securities       20,365      19,767          14,910     14,771
 Corporate stock                   3,580       3,259           1,242      1,129
                               ---------    --------       ---------    -------
 Total                            42,701      41,530          21,697     21,490
                               =========    ========       =========    =======



     The following tables sets forth the maturity distribution of our held to maturity portfolio at September 30, 1999 and December 31, 1998:



                                    September 30,             December 31,
                                         1999                     1998
                               ---------------------      ---------------------
                               Amortized       Fair        Amortized       Fair
                                    Cost      Value             Cost      Value
                               ---------    --------       ---------    -------

 Held to maturity
 Due in one year or less               0           0           1,507      1,506
 Due after one year through
  five years                      11,500      11,191           1,500      1,425
 Due after five years through
  ten years                        7,244       6,663           1,250        970
 Due after ten years               1,500       1,449               0          0
 Mortgage-backed securities       14,289      13,565          15,182     15,188
                               ---------    --------       ---------    -------
 Total                            34,533      32,868          19,439     19,089
                               =========    ========       =========    =======



DEPOSITS

     Deposits are our primary source of funds. For the nine months ended September 30, 1999, our total deposits increased by $151.1 million, or 66.6%, to $377.9 million at September 30, 1999 from $226.9 million at December 31, 1998. Because of promotional efforts in connection with our new branches, our interest paying demand deposits, which include our premium rate money market account, increased by $63.0 million to $103.6 million at September 30, 1999 from $40.6 million at December 31, 1998, and our time deposits of over $100 thousand increased by $56.8 million to $85.0 million at September 30, 1999 from $28.2 million at December 31, 1998. In addition, our time deposits of less than $100 thousand increased by $23.5 million to $97.2 million at September 30, 1999 from $73.7 million at December 31, 1998. The result of these promotional activities and increased reliance on time deposits of over $100 thousand was to increase our cost of funds (including non-interest bearing deposits) to 3.74% for the nine months ended September 30, 1999 from 3.55% for the year ended December 31, 1998. In conjunction with the post promotion period, we have ended our premium money market account program and have scaled back our rates on our retail time deposits to match market rates.

     The following table sets forth the average of various types of deposits for the nine months ended September 30, 1999 and the year ended December 31, 1998:


                                       September 30, 1999                                      December 31, 1998
                            -------------------------------------           -----------------------------------------------
                                                         Average                                                   Average
                            Amount          %              Rate              Amount                  %              Rate
                           ---------      -------      ----------           ---------             -------        ----------
                                                             (Dollars in thousands)
Average Balance:
Demand deposits             $47,926        16.2%           0.00%             $41,250                20.0%            0.00%
NOW deposits                 84,477        28.6%           3.90               36,162                17.5%            2.68
Savings deposits             16,677         5.6%           1.84               13,811                 6.7%            2.35
Money market deposits        17,841         6.0%           2.95               18,557                 9.0%            3.48
Time deposits               129,052        43.6%           5.12               96,969                46.9%            5.51
                           --------       -----                             --------               -----
Total                      $295,973       100.0%                            $206,749               100.0%
                           ========       =====                             ========               =====


INTEREST RATE SENSITIVITY

        The principal objectives of our asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given our business focus, operating environment, capital, and liquidity requirements, and actively manage risk within the Board approved guidelines. We seek to reduce the vulnerability of our operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee ("ALCO") of the Board of Directors. The ALCO reviews our maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

        We use various techniques to evaluate risk levels on both a short and long-term basis. One of the monitoring tools is the "gap" ratio. A gap ratio as a percentage of assets is calculated to determine the maturity and repricing mismatch between interest rate-sensitive assets and interest rate-sensitive liabilities. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities in a designated time period. A positive gap should result in higher net interest income with rising interest rates, as the amount of assets repricing exceeds the amount of liabilities. Conversely, a gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets, and lower rates should result in higher net interest income.

        The following table sets forth the gap ratio at September 30, 1999. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds. Core deposits such as NOW, savings, and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates. As an example, the rate on NOW accounts is expected to increase just 1/3 of a 1% of the change in Federal Funds rate. Accordingly, 1/3 or 33% of the balances are represented on the table as repricing within six months.

        Repricing of mortgage-related investments are shown by contractual amortization and estimated prepayments based on the most recent 3-month constant prepayment rate. Callable agency securities are shown based upon their option-adjusted spread modified duration date ("OAS"), rather than the next call date or maturity date. The OAS date considers the coupon on the security, the time to next call date, the maturity date, market volatility, and current rate levels. Fixed rate loans are allocated based on expected amortization.

        Other models are also used in conjunction with the static gap table, which is not able to capture the risk to changing spread relationships over time, the effects of projected growth in the balance sheet, or dynamic decisions such as the modification of investment maturities as a rate environment unfolds. For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are combined to produce a range of potential income results. Net interest income is managed within guideline ranges for interest rates rising or falling by 300 basis points. Results outside of guidelines require action by the ALCO to correct the imbalance. Simulations are typically created over a 12-24 month time horizon. At September 30, 1999, these simulations show that with a 300 basis point increase in interest rates, our net interest income would show a 13.8% decline; and with a decline of 300 basis points in interest rates, our net interest income would increase 11.4%.These variances in net interest income are not within our board-approved guidelines of +/-7%.

        Finally, to measure the impact of longer-term asset and liability mismatches beyond two years, we utilize Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The bank's variance in the economic value of equity as a percentage of assets with rate shocks of 200 basis points is a decline of 3.14% in a rising rate environment and an increase of 2.4% in a falling rate environment. The decline of 3.14% in the EVPE in a rising interest rate environment is not within board-approved guidelines of +/-3%.

        The Company is taking several specific actions to correct the above matters. Investment portfolio cash flows are utilized to pay down short-term borrowings. Core deposit growth will replace short-term large CD balances. Competitive rates are being offered on longer term certificates of deposit. The Company is focusing on floating rate SBA loan origination.



                                                         Six Months  More Than One    More Than Two
                                           Under Six    Through One  Year Through    Years Through
                                             Months         Year      Two Years        Five Years
                                           ---------   ------------  ------------    --------------

                                                              (Dollars in Thousands)

  Assets:
  Cash and other asset                            --            --          --               --
  Federal funds sold                              --            --          --               --
  Interest bearing deposits                       --            --          --               --
  Investment securities                       10,064         4,790      12,197           28,082
  Loans                                       78,107        23,199      28,565          144,660
  TOTAL ASSETS:                               88,171        27,989      40,762          172,742

  Liabilities and Shareholder's Equity:

  Noninterest demand                              --            --          --               --
  NOW deposits                                 5,768            --          --            8,216
  Savings deposits                            17,074            --       2,820           12,202
  Money market deposits                       13,826            --       6,912            6,913
  Time deposits                              137,098        15,194      25,832            3,631
  Top banana account                          58,498            --          --               --
  Borrowings                                  30,000            --          --               --
  Other liabilities                               --            --          --               --
  Shareholders' Equity                            --            --          --               --
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       262,264        15,194      35,564           30,962
  GAP                                       (174,093)       12,795       5,198          141,780
  Cumulative gap                            (174,093)     (161,298)   (156,100)         (14,320)
  Cumulative gap to total assets               (39.8)%       (36.9)%     (35.7)%           (3.3)%


                                          More Than
                                          Five Years     More Than Ten
                                          through Ten    Years and Not
                                            Years          Repricing          Total
                                          -----------    -------------        -----

                                                   (Dollars in Thousands)

  Assets:
  Cash and other asset                         --             29,934           29,934
  Federal funds sold                           --                 --               --
  Interest bearing deposits                    --             15,566           15,566
  Investment securities                    12,289              8,642           76,064
  Loans                                    30,128             11,362          316,021
  TOTAL ASSETS:                            42,417             65,504          437,585

  Liabilities and Shareholder's Equity:

  Noninterest demand                           --             56,778           56,778
  NOW deposits                              3,496                 --           17,480
  Savings deposits                          3,192                 --           35,288
  Money market deposits                        --                 --           27,651
  Time deposits                               465                 --          182,220
  Top banana account                           --                 --           58,498
  Borrowings                                   --                 --           30,000
  Other liabilities                            --              5,745            5,745
  Shareholders' Equity                         --             23,925           23,925
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      7,153             86,448          437,585
  GAP                                      35,264            (20,944)
  Cumulative gap                           20,944                 --
  Cumulative gap to total assets             4.8%               0.0%


LIQUIDITY

Bank Holding Company

        The principal source for funds for the holding company are dividends paid by the bank. The bank is currently restricted from paying dividends to the holding company because its Tier 1 capital to total assets ratio is less than six percent. See "Capital." The holding company will retain approximately $2.1 million from the offering to augment its capital, to fund additional investments, and to have funds available to make dividend payments on the preferred stock during the first year of issuance. In addition, at September 30, 1999 the company had $2.2 million in cash and $713 thousand in marketable securities, valued at fair market value.

Bank

        Liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. Our principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

        Our total deposits amounted to $377.9 million, as of September 30, 1999.We have augmented liquidity from our deposit portfolio with borrowings from the FHLB of New York. At September 30, 1999, the balance of these borrowings were $30 million. At September 30, 1999, we could have borrowed an additional $15 million from the FHLB of New York.

        We currently hold municipal deposits totaling $67.9 million, primarily from two municipalities. These deposits are of short duration, and are very sensitive to price competition. If these deposits were to be withdrawn, in whole or in part, it would negatively impact our liquidity. At September 30, 1999, we also had commitments to fund approximately $30 million in residential mortgage loans through our CMA subsidiary.

CAPITAL

        A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A bank is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0%.

        In addition to the risk-based guidelines, our regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4%.For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

        In connection with our branch expansion the New Jersey Department of Banking and Insurance imposed a Tier 1 capital to total assets ratio of 6%.At September 30, 1999, the bank's leverage ratio of Tier 1 capital to average assets was 4.28%, less than the 6% required by the

New Jersey Department of Banking and Insurance. The bank may not pay dividends to the holding company when its ratio is less than six percent. In addition, at September 30, 1999, the company's and the bank's total capital to risk weighted assets were 7.20% and 6.22%, respectively. A minimum rate of 8% is required by the Federal Reserve and FDIC.

     Because the bank failed to satisfy the minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because of this designation, the bank is required to submit a capital plan to the FDIC by December 15. In addition, the bank is generally prohibited from making capital distributions to the Holding Company, paying management fees to any entity that controls the bank or increasing its average assets until the capital plan has been approved. We have retained the services of an investment banking firm to review capital augmentation plans.

        The following table summarizes the holding company's risk based and leverage capital ratios at September 30, 1999, as well as the required minimum regulatory capital ratios:

                                                   Adequately         Well
                                  Sept.    Dec.    Capitalized      Capitalized
                                  1999     1998    Requirements     Provisions
                                  ----     ----    ------------     ----------
                                         (Dollars in thousands)

         Total capital ratio       7.20%   14.85%      8.00%         10.00%
         Tier I capital ratio      6.48%   13.89%      4.00%          6.00%
         Leverage ratio            4.74%   10.87%      4.00%          5.00%


        The following table summarizes the bank's risk based and leveraged capital ratios at September 30, 1999, as well as the required minimum regulatory capital ratios.

                                                       Adequately      Well
                               Sept.     December     Capitalized   Capitalized
                               1999        1999       Requirements  Provisions
                               ----     ---------     ------------  ----------
                                           (Dollars in Thousands)

      Total capital ratio       6.22%     9.80%          8.00%       10.00%
      Tier I capital ratio      5.50%     8.84%          4.00%        6.00%
      Leverage ratio            4.28%     7.09%          4.00%        5.00%

                       UNITY BANCORP, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item I. Legal Proceedings

     During the fourth quarter of 1998, we discovered that we had been the victim of an illegal check kiting scheme to a single customer. During the quarter September 30, 1999, in light of the passage of time without significant recoveries from the Company's ongoing litigation against the other financial institution involved in the scheme and our view of the assets currently available from the debtor and his affiliates to satisfy the Company's claims, management elected to record a write down of $766 thousand, against this asset. The remaining balance of the asset is $344 thousand, which represents equity in a house owned by the spouse of the debtor, who has agreed to turn the residence over to us.

Item 2. Change in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 10 - Employment Agreement

        Exhibit
        Number (27) Financial Data Schedule

        Reports on Form 8-K

                Dated: July 29, 1999, 2nd Quarter Results Press Release

                July 27, 1999 Registrant issued a press release on July 21, 1999 announcing that a cash dividend was declared by the Board of Directors of the Registrant for the 19th consecutive quarter

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITY BANCORP, INC.


Date:



                                By: /s/ ROBERT VAN VOLKENBURGH
                                     ------------------------------------------
                                        Robert Van Volkenburgh
                                        Chairman of the Board




                                By: /s/ KEVIN KILLIAN
                                     ------------------------------------------
                                        Kevin Killian,
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)