Form 10QSB/A
period 1999-09-30
UNITY BANCORP INC /DE/
filed 1999-12-27
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

(Mark One)

(X) QUARTERLY REPORT, PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission file number: 1-12431

                               Unity Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                        22-3282551
(State of other jurisdiction of                           (I.R.S. Employer
Incorporation of Organization)                             Identification)


 64 Old Highway 22, Clinton, New Jersey                         08809
(Address of principal executive offices)                      (zip code)

                                 (908) 730-7630
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The number of shares outstanding of each of the registrant's classes of common equity stock, as of November 12, 1999: 3,704,708

Transitional Small Business Disclosure Format (check one):   YES __   NO _X_

Unity Bancorp. Inc.
Consolidated Balance Sheets                                                              (Unaudited)     (Audited)
(in thousands, except share amounts)                                                    September 30    December 31
                                                                                            1999            1998
ASSETS
   Cash and Due From Banks                                                                    $18,467         $15,388
   Federal Funds Sold                                                                               0          17,100
                                                                                        -------------- ---------------
      Total Cash and Cash Equivalents                                                          18,467          32,488
                                                                                        -------------- ---------------
   Securities
       Available For Sale, At Fair Value                                                       41,530          21,490
       Held To Maturity, At Amortized Cost                                                     34,533          19,439
      Aggregate Fair Value Of                        $32,868 and  $19,089
                                                                                        -------------- ---------------
      Total Securities                                                                         76,063          40,929
                                                                                        -------------- ---------------
   Loans, Held For Sale                                                                         3,797           3,569
   Loans, Held To Maturity                                                                    310,944         163,001
                                                                                        -------------- ---------------
   Loans, Total                                                                               314,741         166,570
   Less: (Deferred Costs) / Unearned Income                                                    (1,280)           (222)
   Less: Loan Loss Reserve                                                                      2,237           1,825
                                                                                        -------------- ---------------
      Net Loans                                                                               313,784         164,967
                                                                                        -------------- ---------------
   Premises and Equipment                                                                      12,053           4,559
   Accrued Interest Receivable                                                                  2,827           1,163
   Cash Surrender Value Of Life Insurance                                                       3,991           6,000
   Other Assets                                                                                10,400           4,506
                                                                                        -------------- ---------------
      Total Assets                                                                           $437,585        $254,612
                                                                                        ============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
   Demand                                                                                     $56,778         $50,120
   Demand Interest                                                                            103,630          40,585
   Savings                                                                                     35,288          34,320
   Time, $100,000 and Over                                                                     85,004          28,164
   Time, Under $100,000                                                                        97,215          73,671
                                                                                        -------------- ---------------
   Time, Total                                                                                182,219         101,835
                                                                                        -------------- ---------------
      Total Deposits                                                                          377,915         226,860
                                                                                        -------------- ---------------
   Borrowed Funds                                                                              30,000               0
   Obligation Under Capital Lease                                                               3,564             304
   Accrued Interest Payable                                                                     1,092             408
   Accrued Expenses and Other Liabilities                                                       1,088             694
                                                                                        -------------- ---------------
      Total Liabilities                                                                       413,659         228,266
                                                                                        -------------- ---------------
   Shareholders' Equity
   Common Stock, $0.00 par,                                                                    26,224          23,146
      7,500,000 authorized;
      Issued Shares of                                  3,861,568  and  3,759,251
      Outstanding Shares of                             3,704,708  and  3,668,197
   Treasury Stock , at cost;                                                                   (1,762)         (1,202)
       Outstanding Shares of                              156,860  and     91,054
   Retained Earnings                                                                              190           4,534
   Accumulated other comprehensive loss                                                          (726)           (132)
                                                                                        -------------- ---------------
   Total Shareholders' Equity                                                                  23,926          26,346
                                                                                        -------------- ---------------
   Total Liabilities and Shareholders' Equity                                                $437,585        $254,612
                                                                                        ============== ===============

   See accompanying notes to financial statements


Unity Bancorp, Inc.                                                        (Unaudited)                  (Unaudited)
Consolidated Statements of Operations                                  Three Months Ended             Nine Months Ended
(in thousands, except per share data)                                     September 30,                 September 30,
(unaudited)                                                           1999            1998           1999         1998
                                                                 --------------- ---------------  -----------  ------------
Interest Income
Interest on Loans                                                        $5,532          $3,429      $13,257        $9,672
Interest on Securities                                                    1,217             960        2,938         2,768
Interest on Federal Funds Sold                                               10             143          514           483
                                                                 --------------- ---------------  -----------  ------------
Total Interest Income                                                     6,759           4,532       16,709        12,923
                                                                 --------------- ---------------  -----------  ------------

Interest Expense On Deposits and Borrowed Funds                           3,714           1,863        8,657         5,399
                                                                 --------------- ---------------  -----------  ------------
Net Interest Income                                                       3,045           2,669        8,052         7,524
                                                                 --------------- ---------------  -----------  ------------
Provision for Loan Losses                                                   867             197        1,528           474
                                                                 --------------- ---------------  -----------  ------------
Net Interest Income After Provision for Loan Losses                       2,178           2,472        6,524         7,050
                                                                 --------------- ---------------  -----------  ------------

Other Income
Service Charges On Deposits                                                 215             235          561           667
Gain on Sale of Loans                                                       328             594        3,686         1,660
Gain on Sale of Securities                                                 (33)              91          194           233
Other Income                                                                588             233        1,187           620
                                                                 --------------- ---------------  -----------  ------------
Total Other Income                                                        1,098           1,153        5,628         3,180
                                                                 --------------- ---------------  -----------  ------------

Other Expenses
Salaries and Employee Benefits                                            2,043           1,304        6,578         3,738
Occupancy Expense                                                           682             228        1,717           765
Other Operating Expense                                                   3,350           1,042        6,546         3,102
                                                                 --------------- ---------------  -----------  ------------
Total Other Expenses                                                      6,075           2,574       14,841         7,605
                                                                 --------------- ---------------  -----------  ------------

                                                                 --------------- ---------------  -----------  ------------
Income (Loss) Before Income Taxes                                        (2,799)          1,051       (2,689)        2,625
                                                                 --------------- ---------------  -----------  ------------

Provision For Income Taxes                                               (1,118)            388       (1,134)        1,003

                                                                 --------------- ---------------  -----------  ------------
Net Income (Loss)                                                       ($1,681)           $663      ($1,555)       $1,622
                                                                 =============== ===============  ===========  ============

                                                                 --------------- ---------------  -----------  ------------
Basic Earnings / (Loss)  per Share                                       ($0.45)          $0.21       ($0.42)        $0.51
                                                                 --------------- ---------------  -----------  ------------

                                                                 --------------- ---------------  -----------  ------------
Diluted Earnings / (Loss) per Share                                      ($0.45)          $0.20       ($0.42)        $0.48
                                                                 --------------- ---------------  -----------  ------------

Weighted Average Shares Outstanding-Basic                             3,721,223       3,211,889    3,729,763     3,167,423
Weighted Average Shares Outstanding- Diluted                          3,721,223       3,360,989    3,729,763     3,388,396
Weighted Average Shares Outstanding -
  Effect of dilutive securities stock options                               N/A         149,100          N/A       220,973

See accompanying notes to financial statements

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
      (in thousands)
For the nine month period ended Sept 30,                                             1999             1998
   Operating activities:
    Net (loss) / income                                                              (1,555)           1,622
    Adjustments to reconcile net (loss) / income to net cash provided by operating activities
      Provision for loan losses                                                       1,528              474
      Depreciation and amortization                                                     881              401
      Net gain on sale of securities                                                   (194)            (233)
      Gain on sale of loans                                                          (3,686)          (1,660)
      Stock Grants, from Treasury                                                       424                0
      Amortization of securities premiums, net                                            0                7
      Amortization of loan fees and costs                                                87                0
      Increase in accrued interest receivable                                        (1,664)            (110)
      Decrease in other assets                                                       (2,802)              62
      Proceeds from sale of loans                                                    16,381           13,467
      (Decrease) / Increase in accrued interest payable                                 685              (9)
      Increase in accrued expenses and other liabilities                                394              253
                                                                           ----------------------------------
           Net cash provided by operating activities                                 10,479           14,274
                                                                           ----------------------------------

   Investing activities:
    Purchases of securities held to maturity                                        (17,494)         (10,928)
    Purchases of securities available for sale                                      (39,840)         (67,414)
    Maturities and principal payments on securities held to maturity                  2,400           14,392
    Maturities and principal payments on securities available for sale                4,583           43,975
    Proceeds from sale of securities available for sale                              14,421           10,505
    Proceeds from Bank Owned Life Insurance                                           2,009                0
    Purchases of Loans                                                              (56,071)               0
    Net increase in loans                                                          (107,056)         (34,820)
    Capital expenditures                                                             (5,191)            (667)
    Proceeds from sale of Assets                                                          0               10
    Cash payment - CMA acquisition                                                   (1,700)               0
                                                                           ----------------------------------
      Net cash used in investing activities                                        (203,939)         (44,947)
                                                                           ----------------------------------

   Financing activities:
    Increase in deposits                                                            151,055           22,792
    Increase in Borrowings                                                           30,000                0
    Proceeds from issuance of common stock                                                0            1,493
    Treasury stock purchases                                                           (984)          (1,190)
    Cash Dividends                                                                     (632)            (350)
                                                                           ----------------------------------
      Net cash provided by financing activities                                     179,439           22,745
                                                                           ----------------------------------
   Decrease in cash and cash equivalents                                            (14,021)          (7,928)
                                                                           ----------------------------------
   Cash and cash equivalents at beginning of year                                    32,488           32,617
                                                                           ----------------------------------
   Cash and cash equivalents at end of period                                        18,467           24,689
                                                                           ==================================

   Supplemental disclosures:
    Interest paid                                                                     7,973            5,408
    Income taxes paid                                                                   776            1,003
See accompanying notes to financial statements

                               Unity Bancorp, Inc.
                   Notes to Consolidated Financial Statements

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

(2)  COMPREHENSIVE (LOSS) / INCOME

     Total comprehensive (loss)/income, consisting of net income / (loss) and the change in unrealized gain/loss on securities available for sale, for the nine months ended September 30, 1999 and 1998 was ($2,149) thousand and $1,725 thousand. Total comprehensive (loss)/income for the three months ended September 30, 1999 and 1998 was ($1,860) thousand and $815 thousand.

(3)  LOANS

     Total loans outstanding by classification as of September 30, 1999 and December 31, 1998 are as follows:

         (in thousands)

                                              September 30,      December 30,
                                                  1999                1998

          Commercial & industrial                     $46,799           $41,502

          Loans secured by real estate:

                 Non-residential properties            56,729            59,845
                 Residential properties               163,487            26,565
                 Construction                          15,993            16,218
          Loans to individuals                         31,733            22,440
                                              ---------------    --------------
                                                     $314,741          $166,570
                                              ===============    ==============

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


                                                       1999            1998

   Balance at beginning of period, January 1,           $1,825           $1,322

   Provision charged to expense                          1,528              474

   Loans charged-off                                    (1,130)            (219)

   Recoveries on loans previously charged-off               14               27
                                                 ------------------------------
   Balance at end of period,  September 30,             $2,237           $1,604
                                                 ==============================

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

     The Company has entered into a definitive Purchase Agreement dated as of July 23, 1999 pursuant to which it will acquire Einbinder Mortgage Corporation, a New Jersey licensed mortgage banker ("Einbinder"). The Company will pay $600,000 for Einbinder as follows: $150,000 in cash at closing, $350,000 through delivery of a six month promissory note with an interest rate of 10% and the issuance of $100,000 in market value of the Company's common stock. Consummation of the transaction is subject to certain regulatory approvals. The parties are currently in the process of amending the agreement to a lower purchase price of $290,000. The Company anticipates that this transaction will be accounted for using the purchase method of accounting.

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

     The Bank's capital amounts and ratios are presented in the following table:

                                                                       For Capital
                                        Actual                      Adequacy Purposes
                             -----------------------------     ---------------------------
                                   Amount         Ratio              Amount        Ratio
                             -----------------------------      ---------------------------
As of September 30, 1999-
   Total Capital (to Risk     $          19,480      6.29%>=     $         24,763     8.00%
      Weighted Assets)
   Tier I Capital (to Risk               17,243      5.57%>=               12,381     4.00%
      Weighted Assets)
   Tier I Capital (to                    17,243      4.28%>=               16,217     4.00%
      Average Assets)
As of December 31, 1998-
   Total Capital (to Risk     $          18,613      9.80%>=     $         15,190     8.00%
      Weighted Assets)
   Tier I Capital (to Risk               16,788      8.84%>=                7,595     4.00%
      Weighted Assets)
   Tier I Capital (to                    16,788      7.09%>=                9,472     4.00%
      Average Assets)


     The Parent Company's consolidated capital amounts and ratios are presented in the following table:

                                                                       For Capital
                                        Actual                      Adequacy Purposes
                             -----------------------------     ---------------------------
                                   Amount         Ratio              Amount        Ratio
                             -----------------------------     ---------------------------
As of September 30, 1999-
   Total Capital (to Risk     $          22,423      7.20%>=     $         24,930     8.00%
      Weighted Assets)
   Tier I Capital (to Risk               20,186      6.48%>=               12,465     4.00%
      Weighted Assets)
   Tier I Capital (to                    20,186      5.01%>=               16,131     4.00%
      Average Assets)
As of December 31, 1998-
   Total Capital (to Risk     $          28,271     14.85%>=               15,231     8.00%
      Weighted Assets)
   Tier I Capital (to Risk               26,466     13.89%>=     $          7,615     4.00%
      Weighted Assets)
   Tier I Capital (to                    26,466     10.87%>=                9,723     4.00%
      Average Assets)

     As of September 30, 1999, the most recent notification from the Federal Reserve Bank categorized the Parent Company as under capitalized and the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as under capitalized under the regulatory framework for prompt corrective action.

     The Company has a 5.01% Tier I Leverage Ratio at September 30, 1999 compared to the federally-mandated minimum Tier I Leverage Ratio of 4.0%, as compared to a 10.87% Ratio at December 31, 1998. The Bank has a 4.28% Tier I Leverage Ratio at September 30, 1999 compared to the federally-mandated minimum Tier I Leverage Ratio of 4.0%, as compared to a 7.09% Leverage Ratio at December 31, 1998. These decreases were primarily due to the capitalization of leases related to the branch expansion program and intangibles associated with the acquisition of CMA.

     In addition to the capital adequacy requirements of the Federal Reserve Board and the FDIC, discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance approving our recent acquisition of eight branch offices, the bank is required to maintain a ratio of equity capital to total assets of at least 6% for the next five years of operations. At September 30, 1999, the bank's ratio of equity capital to average total assets was 4.28%. Because the Bank does not currently meet this minimum, it is prohibited from paying dividends to the Parent Company. As a result of the capital deficiency, the Company and the Bank each agreed to enter into a memorandum of understanding with their regulators which require them to raise capital, establish procedures to provide updates to the regulators every 30 days on their progress, adopt certain policies and review their management. In addition, the Company must notify its regulators in writing 30 days prior to any proposal declaration of dividends on its Common Stock.

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

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     None

(9)  IMPAIRED ASSETS

During the fourth quarter of 1998, we discovered that we had been the victim of an illegal check kiting scheme to a single customer. During the quarter September 30, 1999, in light of the passage of time without significant recoveries from the Company's ongoing litigation against the other financial institution involved in the scheme and our view of the assets currently available from the debtor and his affiliates to satisfy the Company's claims, management recorded a write down of $786 thousand before tax against this asset. The remaining balance of the asset is $344 thousand, which represents equity in a house owned by the spouse of the debtor, who has agreed to turn the residence over to the Company.

(10) POTENTIAL LEASE OBLIGATIONS

In August 1999, the Bank entered into leases or sublease for five (5) potential branch locations. Under the terms of these leases or sublease, the annual lease obligation in the base year of the leases or sublease is $428 thousand in the aggregate and $471 thousand on a fully phased in basis beginning in the fourth year of the lease term with increases thereafter based on increases in the consumer price index. The lease terms range from 12 to 18 years. Payments on these five leases or subleases were to commence on January 1, 2000. Subsequent to September 30, 1999, the Bank provided the landlord under the leases or subleases with notice to terminate each of the leases or sublease. Although no legal action has been commenced, the landlord through its counsel, has indicated that the landlord does not agree with the Bank's right to terminate the leases.

(11) OTHER EXPENSE

     The components of other operating expenses for the nine months ended September 30, 1999 and 1998 are as follows:

                                                            1999            1998
                                                          ------          ------

Professional services                                     $  761          $  495
Office expense                                             1,418             771
Advertising expense                                          547             279
Communication expense                                        525             188
Bank services                                                579             374
FDIC insurance                                               121              87
Director fees                                                200             211
Non loan losses (1)                                          824              22
Loan processing expense                                      933             317
Amortization of Intangibles                                  274               9
Other expense                                                364             349
                                                          ------          ------
Total Other Expense                                       $6,546          $3,102
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

NET INCOME (LOSS)

     For the three months ended September 30, 1999, we incurred a net loss of $1.7 million, or a loss of $0.45 per diluted share, compared to net income of $663 thousand, or $0.20 per share, for the three months ended September 30, 1998. The loss incurred for the three months ended September 30, 1999 reflects our non-interest expenses growing faster than our net interest income. Also contributing to the loss was an increase in our provision for loan losses. For the three months ended September 30, 1999, our non-interest expenses increased by $3.5 million, or 136.0%, to $6.1 million from $2.6 million for the three months ended September 30, 1998. Our interest expense increased by $1.9 million, or 99.4%, to $3.7 million from $1.9 million for the comparable 1998 period. Our interest income increased by $2.2 million, or 49.1%, to $6.8 million in the 1999 period from $4.5 million in the 1998 period. Net interest income grew by $376 thousand or 14.1% to $3.0 million in the 1999 period from $2.7 million in the 1998 period. Our other income decreased by $55 thousand, or 4.8%, over the comparable period of 1998 to $1.1 million in 1999 from $1.2 million in 1998. In addition, our provision for loan losses increased for the three months ended September 30, 1999 by 340.1% over the comparable period of 1998 from $197 thousand to $867 thousand for the three months ended September 30, 1999. The increases in our other non-interest expenses reflect the growth of our branch network, as the bank opened ten new branches in the past year, as well as non-interest expense associated with the operation of our CMA subsidiary including amortization of goodwill incurred in connection with our purchase of CMA. Non-interest expense associated with our operation of CMA totaled $2.0 million for the three months ended September 30, 1999. There were no expenses associated with CMA during the same period in 1998. Our increase in interest expense reflects increases in the level of deposits, as well as increases in rates as a promotional tool to attract deposits at our new branches. Our increase in interest income reflects increases in the level of earning assets as a result of increased deposits.

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

NET INTEREST INCOME

     Our net interest income increased by $376 thousand, or 14.1%, to $3.0 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998. The increase was primarily attributable to an increase of $131.4 million in average earning assets for the current three-month period totaling $353.2 million over the prior year's three-month period totaling $221.8 million. The yield on the earning assets decreased from 8.20% for the three months ended September 30, 1998 to 7.67% for the three months ended September 30, 1999, primarily due to the bank's shift to consumer and mortgage lending during a lower rate environment as a response to continued intense competition for commercial loans. During the third quarter, our CMA subsidiary originated $61.1 million in loans for the bank's portfolio and the bank purchased $30.3 million of home equity loans. Increases in interest-earning assets were primarily funded through an increase of $170.5 million, or 82.2%, in average deposits and borrowings to $377.8 million for the three months ended September 30, 1999 from $207.3 million for the comparable period of 1998. During the three months ended September 30, 1999, the cost of our interest bearing liabilities has stayed relatively stable from the prior year period, increasing to 4.53% for the current three-month period from 4.47% for the three months ended September 30, 1998. However, our total cost of funds, including non-interest bearing deposits, increased to 3.93% for the three months ended September 30, 1999 from 3.60% for the three months ended September 30, 1998. The increase in our cost of funds reflects the Company's decision to offer high, promotional rates of interest to attract new customers to our new branch locations, as well as a shift in our deposit portfolio away from non-interest bearing deposits and toward time deposits and our money market product. The promotional rates of interest were offered both on time deposits and through our money market product, which paid an introductory rate of 6.05%. Although we had discontinued offering this product at September 30, 1999, we again offered the product in December 1999 in order to ease liquidity and provide funding for committed loans. These higher rate products and our liquidity needs caused a shift in our deposit portfolio toward higher rate products. Although the average balance on non-interest bearing deposits increased to $49.8 million for the three months ended September 30, 1999 from $40.4 million for the prior year period, non-interest bearing deposits as a percentage of the deposit portfolio decreased to 14.2% for the current year period from 20.1% for the prior year period. These factors resulted in a decline in the company's net interest margin to 3.46% in the 1999 period from 4.84% in the 1998 period.

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

                                                              Three Months Ended

                                              September 30, 1999       vs.       September 30, 1998
                                          --------------------------       ------------------------------
                                          AVERAGE              RATE/       AVERAGE                  RATE/
                                          BALANCE   INTEREST   YIELD       BALANCE     INTEREST     YIELD
                                          -------   --------   -----       -------     --------     -----
Assets
Interest-earning assets:
    Taxable loans
    (net of unearned income)             $274,170    $5,532     8.07%      $143,436    $3,429      9.56%
    Tax-exempt securities                   2,444        43     7.04%         1,562        41     10.50%
    Taxable investment securities          74,407     1,155     6.21%        54,109       896      6.62%
    Interest-bearing deposits               1,419        32     9.02%        12,345        37      1.20%
    Federal funds sold                        729        10     5.49%        10,309       143      5.55%
                                         --------    ------                --------    ------
    Total interest-earning assets         353,169     6,772     7.67%       221,761     4,546      8.20%
    Noninterest-earning assets             55,367                             5,773
    Allowance for loan losses              (2,275)                           (1,433)
                                         --------                          --------
    Total average assets                 $406,261                          $226,101
                                         ========                          ========
Liabilities and Shareholders'
    Equity
Interest-bearing liabilities:
    Demand interest deposits              105,687     1,021     3.86%        33,347       236      2.83%
    Savings deposits                       18,953        81     1.71%        14,671        78      2.13%
    Money market deposits                  17,813       127     2.85%        18,543       162      3.49%
    Time deposits                         153,121     2,002     5.23%       100,092     1,383      5.53%
    Other debt                             32,425       483     5.97%          313          4      6.39%
                                         --------    ------                --------    ------
    Total interest-bearing liabilities    327,999     3,714     4.53%       166,966     1,863      4.47%
    Noninterest-bearing liabilities         4,849                             6,510
    Demand deposits                        49,840                            40,381
    Shareholders' equity                   23,570                          --------
                                         --------                            12,243
    Total average liabilities and                                          --------
        shareholders' equity             $406,258                          $226,100
                                         ========                          ========
    Net interest income                               3,058                             2,683

    Net interest rate spread                                    3.14%                              3.73%
    Net interest income/margin on
        average earning assets                                  3.46%                              4.84%

     The following table presents by category the major factors that contributed to the changes in net interest income for each of the three-month periods ended September 30, 1999 and 1998. Amounts have been computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34%.

                  Three Months Ended September 30, 1999 Versus
                   1998 Increase (Decrease) Due to Change In:

                                   Volume       Rate        Net
                                   ------     -------      ------
Interest-Earning Assets
Interest income:
  Taxable loans
    (net of unearned income)       $3,128     $(1,025)     $2,103
  Tax-exempt securities                21         (19)          2
  Taxable investment securities       336         (77)        259
  Interest bearing deposits           (33)         28          (5)
  Federal funds sold                 (133)         (0)       (133)
                                   ------     -------      ------
     Total interest income         $3,319     $(1,093)     $2.226
                                   ======     =======      ======

Interest-Bearing Liabilities
Interest expense:
  Demand interest deposits        $   512     $   273      $  785
  Savings deposits                     23         (20)          3
  Money market deposits                (6)        (29)        (35)
  Time deposits                       733        (114)        619
  Other debt                          513         (34)        479
                                   ------     -------      ------
    Total interest expense          1,774          76       1,851
                                   ------     -------      ------
    Net interest income            $1,545     $(1,169)     $  374
                                   ======     =======      ======

PROVISION FOR LOAN LOSSES

     Our provision for loan losses for the three months ended September 30, 1999 totaled $867 thousand, an increase of $670 thousand over the provision of $197 thousand for the three months ended September 30, 1998. The increase in our provision for the three months ended September 30, 1999 over the comparable prior year period reflects the increase in our loan portfolio and increased charge-offs incurred during the quarter, as well as our analysis of the estimated potential losses inherent in the loan portfolio based upon our review of particular loans, the credit worthiness of particular borrowers and general economic conditions. For the three months ended September 30, 1999, our average loans (net of unearned income) totaled $274.2 million, an increase of $130.7 million, or 91.1% over average total loans of $143.4 million for the three months ended September 30, 1998. In addition, during this period, our ratio of non-performing loans to total loans decreased to .49% from 1.50% at September 30, 1998.

OTHER INCOME

     Our other income, which consists of service charges on deposits, gains on sales of securities and loans and other income decreased by $55 thousand, or 4.8%, to $1.1 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. This decrease primarily represents a decrease of $266 thousand in the gain on sale of loans and a decrease of $124 thousand on the gain/loss on the sale of securities. Partially offsetting these decreases was our other income, representing other transaction charges and fees on non-deposit services which increased by $355 thousand, or 152.4% to $588 thousand for the three months ended September 30, 1999 from $233 thousand for the comparable period of 1998. We sell loans into the secondary market both through our SBA Guaranteed Loan Program and through our CMA subsidiary. The decline in the gain on sale of loans for the three months ended September 30, 1999 is attributable to a decrease of $186 thousand in the gain on the sale of SBA loans which sales were negatively impacted by lower market prices, a decrease of $67 thousand in the gain on the sale of mortgage loans because of our decision to keep CMA mortgage loans in our portfolio instead of selling them in the secondary market, and a decrease of $13 thousand in the gain on sale of other loans.

     The increase in our other income of $355 thousand is primarily due to an increase of $285 thousand in mortgage fees, an increase of $25 thousand in interest on the cash surrender value of life insurance, an increase of $25 thousand in transaction charges on non-deposit services, and an increase of $20 thousand in miscellaneous income.

OTHER EXPENSES

     Our other expenses increased to $6.1 million for the three months ended September 30, 1999 from $2.6 million for the comparable period of 1998. We experienced increases of $739 thousand in salaries and benefits which increased to $2.0 million from $1.3 million, $454 thousand in occupancy expenses which increased to $682 thousand from $228 thousand, and $2.3 million in other operating expenses which increased to $3.4 million from $1.0 million during the current three months ended September 1999 compared to the three months ended September 30, 1998. The increases in salary and benefits and occupancy expenses were substantially attributable to the increase in our branch network, as we opened ten additional branches over the past year, as well as administrative expenses from the operation of our CMA subsidiary. Increases reflect the increased lease and other occupancy expenses associated with these branches, as well as increases in salary expenses to hire personnel to operate the branches. In addition, our salary expense increased because of the need to hire additional administrative staff to oversee and administer the growth in our loan portfolio. Other expenses were also impacted by the writedown of $786 thousand related to a check kiting scheme which occurred in the fourth quarter of 1998 and which was previously discussed.

     The following table presents the breakout of our other operating expenses for the three month period ended September 30, 1999:

                               Three Months Ended
                           September 30, 1999 v. 1998

                             (Dollars in Thousands)

                                                                     Increase
                         September 30, 1999   September 30, 1998     (Decrease)
                         ------------------   ------------------     ----------
Professional Services         $  305              $  126             $  179
Office Expense                   573                 267                306
Advertising Expense              233                 101                132
Communication
Expense                          249                  73                176
Bank Services                    219                 116                103
FDIC Insurance                    57                  30                 27
Director Fees                     21                  57                (36)
Other Losses                     794(1)               17                777
Loan Processing
Expense                          576                 129                447
Goodwill                         119                   3                116
Other Expense                    204                 123                 81
                              ------              ------             ------
Total Other Operating
Expense                       $3,350              $1,042             $2,308
                              ======              ======             ======


     (1) Includes a $786 thousand write-down of uncollected assets associated with the check- kiting scheme.

     The increases in professional services, office expense, communication expense, bank services and FDIC insurance is the result of the addition of ten new branches, our growth in assets and expenses incurred operating our CMA subsidiary. Total other operating expenses incurred in connection with CMA were $520 thousand for the three months ended September 30, 1999. There were no expenses incurred in connection with CMA for the same period in 1998 since CMA was acquired in February, 1999. The increase in advertising expense is the result of increased marketing efforts and the increase in loan processing expense is the result of additional volume and collection activity. Due to our current capital status, we anticipate our FDIC insurance expense will increase.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET INCOME (LOSS)

     For the nine months ended September 30, 1999, we incurred a net loss of $1.6 million, or a loss of $0.42 per share on a diluted basis, compared to net income of $1.6 million, or $0.48 per share, for the nine months ended September 30, 1998. The loss incurred for the nine months ended September 30, 1999 largely reflects the growth in our non-interest expense due to the opening of ten new branches, non-interest expenses of $3.6 million associated with the operation of our CMA subsidiary and amortization of the goodwill created in our purchase of CMA. For the nine months ended September 30, 1999, our non-interest expenses increased by $7.2 million, or 95.1%, to $14.8 million from $7.6 million for the nine months ended September 30, 1998. Because we acquired CMA using purchase accounting, we recognized goodwill amortization expenses of $265 thousand during the 1999 period. There were $9 thousand in goodwill amortization expenses incurred in 1998, relating to the acquisition of the Bank's first branch from the Resolution Trust Corporation. Also contributing to the loss was an increase in our provision for loan losses. Our provision for loan losses increased for the nine months ended September 30, 1999 by $1.1 million, or 222.4%, over the comparable period of 1998, to $1.5 million compared to $474 thousand. The increase in our provision for loan losses is largely the result of growth in our loan portfolio, an increase in reserve factors we use to determine reserve levels and increased charge-offs incurred during the nine month period ended September 30, 1999, as well as our analysis of the estimated potential losses inherent in our loan portfolio. These increased expenses were partially offset by an increase in net interest income of $528 thousand.

     Included in our non-interest expense items was a write-down of $786 thousand relating to a check-kiting scheme which occurred in the fourth quarter of 1998. In light of the passage of time without significant recoveries from the company's ongoing litigation against the other financial institution involved in the scheme and the company's view of the assets currently available from the debtor and his affiliates to satisfy the company's claims, management elected to record this write-down. The company intends to pursue all legal remedies available to obtain recoveries of uncollected amounts. The remaining balance of this asset is $344 thousand, which represents equity in a house owned by the spouse of the debtor, who has agreed to turn the residence over to us.

NET INTEREST INCOME

     Our net interest income increased by $528 thousand, or 7.0% to $8.1 million for the nine months ended September 30, 1999 from $7.5 million for the nine months ended September 30, 1998.

     The increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $85.2 million in average earning assets for the current nine-month period totaling $291.4 million over the prior year's nine-month period totaling $206.2 million. The increases in average earning assets occurred across the entire balance sheet, with increases in the securities portfolio and the loan portfolio. Average loans equalled $212.5 million in the 1999 period, which represented an increase of $76.6 million or 56.4% from the $135.9 million recorded in the 1998 period. Growth in the loan portfolio was primarily comprised of $82.2 million of adjustable rate mortgages originated between April 30, 1999 and September 30, 1999 by the bank's CMA subsidiary and $56.0 million of purchased home equity loans, of which $25.7 million were purchased on May 27, 1999 and $30.3 million were purchased on July 12, 1999. As a result of the increase in mortgages and home equity loans in our portfolio, the nine-month yield on earning assets decreased from 8.38% for the nine months ended September 30, 1998 to 7.66% for the nine months ended September 30, 1999. These loans generally have lower yields than our commercial loans.

     Increases in interest-earning assets were primarily funded through an increase of $105.7 million, or 52.0% in average deposits and borrowings to $308.8 million for the nine months ended September 30, 1999 from $203.1 million for the comparable period of 1998. During the nine months ended September 30, 1999, the cost of our interest bearing liabilities stayed stable from the prior year period at 4.42%. However, our total cost of funds, including non-interest bearing deposits, increased to 3.74% for the nine months ended September 30, 1999 from 3.54% for the nine months ended September 30, 1998. The increase in our cost of funds reflects the Company's decision to offer high, promotional rates of interest to attract new customers to our new branch locations, as well as a shift in our deposit portfolio toward time deposits and our money market product. The promotional rates of interest were offered both on time deposits and through our money market product, which paid an introductory rate of 6.05%. Although we had discontinued offering this product at September 30, 1999, we again offered the product in December 1999 in order to ease liquidity and provide funding for committed loans. These higher rate products and our liquidity needs caused a shift in our deposit portfolio toward higher rate products and away from non-interest bearing deposits. Although the average balance on non-interest bearing deposits increased to $47.9 million for the nine months ended September 30, 1999 from $40.3 million for the prior year period, non-interest bearing deposits as a percentage of the deposit portfolio decreased to 16.2% for the current year period from 19.9% for the prior year period. As a result of these factors, our net interest margin declined to 3.70% during the 1999 period from 4.89% in the 1998 period.

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

                                                                Nine Months Ended
                                                             September 30, 1999 v. 1998

                                              September 30, 1999                     September 30. 1998
                                         -----------------------------       -------------------------------
(Dollar Amounts in Thousands -
Interest Amounts and Interest
Rates/Yields on a Fully Tax              Average                 Rate/        Average                  Rate/
Equivalent Basis)                        Balance     Interest    Yield        Balance      Interest    Yield
-----------------                        -------     --------    -----        -------      --------    -----
 Assets
 Interest-earning assets:
   Taxable loans
    (net of unearned income)            $212,547     $13,257     8.32%        $135,928     $ 9,672     9.49%
   Tax-exempt securities                   1,877         114     8.09%           1,633          97     7.92%
   Taxable investment securities          60,305       2,703     5.98%          51,479       2,572     6.66%
   Interest-bearing deposits               2,424         160     8.80%           5,408         132     3.25%
   Federal funds sold                     14,213         514     4.82%          11,714         483     5.50%
                                        --------     -------     ----         --------     -------
   Total interest-earning assets         291,366      16,748     7.66%         206,162      12,956     8.38%
   Noninterest-earning assets             47,590                                20,672
   Allowance for loan losses              (1,927)                               (1,339)
                                        --------                              --------
   TOTAL AVERAGE ASSETS                 $337.029                              $225,495
                                        ========                              ========
LIABILITIES AND
   SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
   Demand interest  deposits           $  84,477      $2,470     3.90%        $ 34,525     $   693     2.68%
   Savings deposits                       16,677         230     1.84%          13,371         236     2.35%
   Money market deposits                  17,841         395     2.95%          18,441         481     3.48%
   Time deposits                         129,052       4,957     5.12%          96,159       3,972     5.51%
   Other debt                             12,832         605     6.29%             323          17     7.02%
                                        --------     -------     ----         -------      ------
   Total interest-bearing liabilities    260,879       8,657     4.42%         162,819       5,399     4.42%
   Noninterest-bearing liabilities         4,579                                1,743
   Demand deposits                        47,926                                40,283
   Shareholders' equity                   23,645                                20,650
                                        --------                              --------
   TOTAL AVERAGE LIABILITIES
     AND SHAREHOLDERS' EQUITY           $337,029                              $225,495
                                        ========                              ========
   Net interest income                                 8,091                                 7,557
   Net interest rate spread                                      3.24%                                 3.96%
   Net interest income/margin
     on average earning assets                                   3.70%                                 4.89%

     The following table presents by category the major factors that contributed to the changes in net interest income for each of the nine-month periods ended September 30, 1999 and 1998. Amounts have been computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34%.

                                               Nine Months Ended September 30
(Dollar Amounts in Thousands on a           1999 versus 1998 Increase (Decrease)
Fully Tax-Equivalent Basis)                          Due to Change in:
                                            Volume        Rate         Net

Interest-Earning Assets
Interest income:
  Taxable loans
    (net of unearned income)                $ 5,452       $(1,867)      $ 3,585
  Tax-exempt securities                          15             2            17
  Taxable investment securities                 441          (310)          131
  Interest bearing deposits                     (73)          101            28
  Federal funds sold                            103           (72)           31
                                            -------       -------       -------
     Total interest income                  $ 5,938       $(2,146)      $ 3,792
                                            =======       =======       =======
Interest-Bearing Liabilities
Interest expense:
  Demand interest deposits                  $ 1,003       $   774       $ 1,777
  Savings deposits                               58           (64)           (6)
  Money market deposits                         (16)          (70)          (86)
  Time deposits                               1,359          (374)          985
  Other debt                                    658           (70)          588
                                            -------       -------       -------
    Total interest expense                    3,062           196         3,258
                                            -------       -------       -------
    Net interest income                     $ 2,876       $(2,342)      $   534
                                            =======       =======       =======


PROVISION FOR LOAN LOSSES

     Our provision for loan losses for the nine months ended September 30, 1999 totaled $1.5 million, an increase of $1.1 million over the provision of $474 thousand for the nine months ended September 30, 1998. The increase in our provision for the nine months ended September 30, 1999 over the comparable prior year period reflects both the increase in our loan portfolio, an increase in the reserve factors we use to determine reserve levels and increased charge-offs incurred during the nine months ended September 30, 1999, as well as our analysis of the estimated potential losses inherent in the loan portfolio based upon our review of particular loans, the credit worthiness of particular borrowers and general economic conditions. For the nine months ended September 30, 1999, our average loans totaled $212.5 million, an increase of $76.6 million, or 56.4% over average total loans of $135.9 million for the nine months ended September 30, 1998. In addition, during this period, our ratio of non-performing loans to total loans decreased to 1.13% from 2.34% at December 31, 1998.

OTHER INCOME

     Our other income, which consists of service charges on deposits, gains on sales of securities and loans and other income increased by $2.4 million, or 77.0%, to $5.6 million for the nine months ended September 30, 1999 from $3.1 million for the nine months ended September 30, 1998. This increase primarily represents an increase of $2.0 million in the gain on sale of loans attributable to $2.7 million in gains on sales of loans by our CMA subsidiary partially offset by a decline of $700 thousand on sales of SBA loans compared to the prior period. SBA loan sales were negatively impacted by lower market prices. In addition, our other income, representing SBA servicing fees and other fee income, increased by $567 thousand to $1.2 million, or 91.5% for the nine months ended September 30, 1999 from $620 thousand for the comparable period of 1998.

OTHER EXPENSES

     Our other non-interest expense increased $7.2 million, or 95.1%, to $14.8 million for the nine months ended September 30, 1999 from $7.6 million for the comparable period of 1998. We experienced increases of $2.8 million in salaries and benefits, which increased to $6.6 million from $3.7 million, $952 thousand in occupancy expenses which increased to $1.7 million from $765 thousand, and $3.4 million in other operating expenses which increased to $6.5 million from $3.1 million during the current nine months compared to the nine months ended September 30, 1998. These increases were substantially attributable to the increase in our branch network, as we opened ten additional branches over the past year, and the acquisition of CMA during February. This acquisition was accounted for as a purchase and the prior period does not reflect any operating expenses associated with CMA. Total non-interest expense associated with CMA for the nine months ended September 30, 1999 were $3.6 million. Increases reflect the increased lease and other occupancy expenses associated with these branches, as well as increases in salary expenses to hire personnel to operate the branches. In addition, our salary expense increased because of the need to hire additional administrative staff to oversee and administer the growth in our loan portfolio. Other expenses were also impacted by the write-down related to the check kiting of $786 thousand, which was previously discussed.

     The following table presents the breakout of other operating expenses for the nine month period ended September 30, 1999 and 1998:

                  Nine Months Ended September 30, 1999 vs. 1998

                                         (Dollars in Thousands)

                             September         September       Increase/
                             30, 1999          30, 1998        (Decrease)
                             --------          --------        ----------
Professional services         $  761           $  495            $  266
Office expense                 1,418              771               647
Advertising expense              547              279               268
Communication expense            525              188               337
Bank services                    579              374               205
FDIC insurance                   121               87                34
Director fees                    200              211               (11)
Other losses                     824(1)            22               802
Loan processing expense          933              317               616
Goodwill                         274                9               265
Other expense                    364              349                15
                              ------           ------            ------
Total other expense           $6,546           $3,102            $3,444
                              ======           ======            ======

(1) Includes a $786 thousand write-down of uncollected assets associated with the check-kiting scheme.

     The increases in professional services, office expense, communication expense, bank services and FDIC insurance is the result of the addition of ten new branches, our growth in assets and expenses incurred operating our CMA subsidiary. Total other operating expenses incurred in connection with CMA were $762 thousand for the nine months ended September 30, 1999. There were no expenses incurred in connection with CMA for the same period in 1998. The increase in advertising expense is the result of increased marketing efforts and the increase in loan processing expense is the result of additional volume and collection activity.

INCOME TAX EXPENSE

     For the nine months ended September 30, 1999, we recognized a tax benefit of $1.1 million related to the loss recognized for the nine-month period, as compared to an income tax provision of $1.0 million for the nine months ended 1998.

                    FINANCIAL CONDITION AT SEPTEMBER 30, 1999
                    -----------------------------------------

     Our total assets at September 30, 1999 increased to $437.6 million, an increase of $183.0 million, or 71.9%, over assets of $254.6 million at December 31, 1998. Net loans increased $148.8 million to $313.8 million, or 90.2%, from $165.0 million at December 31, 1998. Our securities portfolio increased $35.1 million to $76.1 million at September 30, 1999 from $40.9 million at December 31, 1998. Our growth in assets was primarily the result of our branch expansion and related promotional activities, which increased our total deposits.

     At September 30, 1999, our total deposits increased $151.1 million to $377.9 million, or 66.6%, from total deposits of $226.9 million at December 31, 1998. These increases primarily reflect increases in our premium rate money market account and jumbo certificates of deposit from municipalities in our market area.

LOAN PORTFOLIO

     At September 30, 1999, our net loans totaled $313.8 million, an increase of $148.8 million, or 90.2%, from $165.0 million at December 31, 1998. The increase in the loan portfolio reflects our branch expansion, the purchase of home equity loans, as well as our decision to originate adjustable rate one-to-four family residential mortgages for our portfolio through our CMA subsidiary. The $148.8 million increase in loans was comprised of $80.1 million of ARMS, $54.6 million of home equity loans, $10.1 million of consumer loans and $4.0 million of other commercial loans.

     At September 30, 1999, the composition of our portfolio changed so that residential, one-to-four family mortgages, including $54.6 million in home equity loans, account for 51.9% of the total portfolio, compared to 15.9% at December 31, 1998. Commercial and industrial loans account for 14.9% of the portfolio at September 30, 1999, compared to 24.9% at December 31, 1998. Loans secured by non-residential properties account for 18.0 % of the portfolio at September 30, 1999, compared to 35.9% of the portfolio at December 31, 1998. Due to the increasing competition for commercial and non-residential loans, we anticipate that the portion of our portfolio consisting of one-to-four family residential home mortgages will continue to increase as loans in process close, however, we are no longer originating residential mortgages for our portfolio.

     The following table sets forth the classification of our loans by major category at September 30, 1999 and December 31, 1998:

                                  September 30, 1999         December 31, 1998
                                    Amount        %             Amount       %
                                  --------    ------         --------     ------
                                              (Dollars in Thousands)
Commercial and industrial          $46,799     14.9%          $41,502      24.9%
Real Estate
  Non-residential Properties        56,729     18.0            59,845      35.9
  Residential Properties           163,487     51.9            26,565      15.9
  Construction                      15,993      5.1            16,218       9.8
Consumer                            31,733     10.1            22,440      13.5
                                  --------    ------         --------     ------
              TOTAL LOANS         $314,741    100.0%         $166,570     100.0%
                                  ========    ======         ========     ======

     The following table sets forth the maturities for commercial and industrial loans at September 30, 1999:

                                              (Dollars in Thousands)

                  Within 1 year                      $21,032
                  1 to 5 years                        14,751
                  After 5 years                       11,016
                                                     -------
                  Total                              $46,799
                                                     =======

     The following table sets forth the maturity for real estate construction loans at September 30, 1999:

                                              (Dollars in Thousands)

                  Within 1 year                      $11,974
                  1 to 5 years                        4,019
                  After 5 years                            0
                                                     -------
                  Total                              $15,993
                                                     =======

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

     The following table sets forth information concerning our non-accrual loans and non-performing assets as of September 30, 1999 and December 31, 1998:

                                          Sept. 30, 1999      Dec. 31, 1998
                                                 (Dollars in Thousands)

Nonaccrual loans by category
    Real Estate                               $1,379               $2,297
    Installment                                   38                    0
    Commercial                                   130                    0
                                              ------              -------
         Total                                $1,547               $2,297
Past due 90 days or more and still
accruing interest
    Real Estate                              $   602              $   790
    Installment                                   11                    7
    Commercial                                 1,387                  803
                                              ------              -------
       Total                                   2,000                1,600
Total Non-Performing Loans                    $3,547               $3,897
                                              ======              =======
REO Property                                      82                    0



Total Non-Performing Assets                   $3,629               $3,897
                                              ======               ======
Non-performing  loans to total loans           1.13%                2.34%
Non-performing assets to total assets          0.83%                1.53%
Allowance for loan losses as a                63.07%               46.83%
percentage of non-performing loans (a)


----------
    (a) includes loans greater than 90 days past due that are still accruing interest


     Our non-accrual loans decreased by $750 thousand from $2.3 million at December 31, 1998 to September 30, 1999, when they totaled $1.5 million. The decrease in non-accrual loans is substantially a result of charge-offs and a $617 thousand nonaccrual loan that was replaced by a new loan to new borrowers. The loans past due 90 days or more and still accruing interest are well collateralized and in the process of collection. Subsequent to September 30, 1999 a non-accrual loan with a balance of $810 thousand was reclassified as an REO property.

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

     The following is a summary of the reconciliation for the allowance of loan losses for the nine months ended September 30, 1999 and the year ended December 31, 1998:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                 September 30   December 31
                                                    1999           1998

                                                    (Dollars in Thousands)

Balance at Beginning of Period                     $1,825         $1,322
CHARGE-OFFS

    Real Estate                                       764            254
    Consumer                                           39             15
    Commercial and industrial                         327             60
                                                   ------         ------
Total charge-offs                                  $1,130           $329
RECOVERIES

    Real Estate                                         3             23
    Consumer                                           11              5
                                                   ------         ------
Total recoveries                                       14             28
                                                   ------         ------
Total net charge-offs                              $1,116           $301

Provision charged to expense                        1,528            804

Balance of allowance at end of period              $2,237         $1,825
                                                   ======         ======
Ratio of net charge-offs to average

    loans outstanding (1)                           0.70%          0.21%
Ratio of allowance to total loans,

    net of loans held for sale                      0.72%          1.12%

    (1)  These ratios are annualized.

     The following table sets forth for each of our major loan categories, the amount and percentage of the allowance for loan losses attributed to such category and a percentage of total loans represented by such category as of September 30, 1999 and December 31, 1998:

                                    September 30, 1999        December 31, 1998
                                    -------------------      -------------------
                                                % of                     % of
                                    Amount    All loans      Amount    All Loans
                                    ------    ---------      ------    ---------
                                                (Dollars in Thousands)
Balance Applicable to:
Commercial & industrial             $  959       14.9%        $ 741      24.9%
Real estate:
   Non-residential properties          393       18.0           663      35.9
   Residential properties              390       51.9            96      15.9
   Construction                        221        5.1           160       9.8
 Consumer                              274       10.1           165      13.5
                                    ------      -----        ------     -----
 Total                              $2,237      100.0%       $1,825     100.0%
                                    ======      =====        ======     =====

INVESTMENT SECURITIES

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

     A comparative summary of securities available for sale and held to maturity at September 30, 1999 and December 31, 1998 is as follows:

                                       September 30, 1999     December  31, 1998
                                       ------------------     ------------------
                                       Amortized    Fair      Amortized   Fair
                                          Cost     Value         Cost     Value
                                        -------   -------      -------   -------
                                                 (Dollars in Thousands)
 Available for sale
     U.S. Treasury                     $  6,986   $ 6,930     $    243  $    244
     U.S. Govt. agencies                 10,150     9,997        4,371     4,401
     Mortgage - backed securities        20,365    19,768       14,910    14,771
     State and municipal                    656       660          931       945
    Corporate Debt Securities               964       917            0         0
    Federal Home Loan Bank Stock          2,546     2,546          630       630
    Other Corporate Stocks                1,034       713          112       499
                                        -------   -------      -------   -------
           Total                        $42,701   $41,530      $21.697   $21,490
                                        =======   =======      =======   =======
 Held to maturity
     U.S. Govt. agencies                $20,244   $19,303      $ 3,757   $ 3,402
     Mortgage - backed securities        14,289    13,565       15,182    15,188
     Other                                   00        00          500       499
                                        -------   -------      -------   -------
           Total                        $34,533   $32,868      $19,439   $19,089
                                        =======   =======      =======   =======

     The following table sets forth the maturity distribution of our available for sale portfolio at September 30, 1999 and December 31, 1998:

                                    September 30,                   December 31,
                            ----------------------------------------------------
                                         1999                       1998
                            ----------------------------------------------------
                             Amortized         Fair       Amortized        Fair
                              Cost             Value        Cost           Value
                            ----------------------------------------------------
                                           (Dollars in thousands)

Available for sale

Due in one year or less      $     224     $     225     $     516     $     518
Due after one year
   through five years            9,440         9,373           658           671
Due after five years
   through ten years             6,000         5,878             0             0
Due after ten years              3,092         3,028         4,371         4,401
Mortgage-backed securities      20,365        19,767        14,910        14,771
Corporate stocks                 3,580         3,259         1,242         1,129
                               -------       -------       -------       -------
        Total                  $42,701       $41,530       $21,697       $21,490
                               =======       =======       =======       =======

     The following tables sets forth the maturity distribution of our held to maturity portfolio at September 30, 1999 and December 31, 1998:

                                   September 30,                December 31,
                                       1999                         1998
                            ----------------------------------------------------
                             Amortized         Fair       Amortized        Fair
                              Cost             Value        Cost           Value
                            ----------------------------------------------------
                                            (Dollars in thousands)

Held to maturity
Due in one year or less       $     0        $     0       $ 1,507       $ 1,506
Due after one year
   through five years          11,500         11,191         1,500         1,425
Due after five years
   through ten years            7,244          6,663         1,250           970
Due after ten years             1,500          1,449             0             0
Mortgage-backed securities     14,289         13,565        15,182        15,188
                              -------        -------       -------       -------
        Total                 $34,533        $32,868       $19,439       $19,089
                              =======        =======       =======       =======

DEPOSITS

     Deposits are our primary source of funds. For the nine months ended September 30, 1999, our total deposits increased by $151.1 million, or 66.6%, to $377.9 million at September 30, 1999 from $226.9 million at December 31, 1998. Because of promotional efforts in connection with our new branches, our interest paying demand deposits, which include our premium rate money market account, increased by $63.0 million to $103.6 million at September 30, 1999 from $40.6 million at December 31, 1998, and our time deposits of over $100 thousand increased by $56.8 million to $85.0 million at September 30, 1999 from $28.2 million at December 31, 1998. In addition, our time deposits of less than $100 thousand increased by $23.5 million to $97.2 million at September 30, 1999 from $73.7 million at December 31, 1998. The result of these promotional activities and increased reliance on time deposits of over $100 thousand was to increase our cost of funds (including non-interest bearing deposits) to 3.74% for the nine months ended September 30, 1999 from 3.46% for the year ended December 31, 1998. Although we had discontinued offering this product at September 30, we reoffered the product in December 1999 in order to ease liquidity and provide funding for committed loans.

     The following table sets forth the average of various types of deposits for the nine months ended September 30, 1999 and the year ended December 31, 1998:



                                    September 30, 1999             December 31, 1998
                            -----------------------------    ------------------------------
                                                  Average                           Average
                             Amount        %        Rate      Amount        %        Rate
                            --------     -----      ----     --------     -----      ----
                                                 (Dollars in thousands)
Average Balance:

Demand deposits             $ 47,926      15.5%     0.00%    $ 41,250      19.9%     0.00%
Demand interest deposits      84,477      27.4      3.90       36,162      17.5      1.63
Savings deposits              16,677       5.4      1.84       13,811       6.7      2.26
Money market deposits         17,841       5.8      2.95       18,557       9.0      5.00
Time deposits                129,052      41.8      5.12       96,969      46.8      5.48
Other debt                    12,832       4.1      6.29          319       0.1      7.21
                            --------     -----      ----     --------     -----      ----
Total                       $308,805     100.0%     3.74     $207,068     100.0%     3.46
                            ========     =====      ====     ========     =====      ====


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

     We use various techniques to evaluate risk levels on both a short and long-term basis. One of the monitoring tools is the "gap" ratio. A gap ratio as a percentage of assets is calculated to determine the maturity and repricing mismatch between interest rate-sensitive assets and interest rate-sensitive liabilities. A gap is considered positive when the amount of interest rate-sensitive assets repricing exceeds the amount of interest rate-sensitive liabilities repricing in a designated time period. A positive gap should result in higher net interest income with rising interest rates, as the amount of assets repricing exceeds the amount of liabilities. Conversely, a gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets, and lower rates should result in higher net interest income.

     The following table sets forth the gap ratio at September 30, 1999. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds. Core deposits such as demand interest, savings, and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates. As an example, the rate on demand interest accounts is expected to increase just 1/3 of a 1% of the change in Federal Funds rate. Accordingly, 1/3 or 33% of the balances are represented on the table as repricing within six months.

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

     Other models are also used in conjunction with the static gap table, which is not able to capture the risk to changing spread relationships over time, the effects of projected growth in the balance sheet, or dynamic decisions such as the modification of investment maturities as a rate environment unfolds. For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are combined to produce a range of potential income results. Net interest income is managed within guideline ranges for interest rates rising or falling by 300 basis points. Results outside of guidelines require action by the ALCO to correct the imbalance. Simulations are typically created over a 12-24 month time horizon. At September 30, 1999, these simulations show that with a 300 basis point increase in interest rates, our net interest income would show a 13.8% decline. A 13.8% decline in net interest income would have resulted in a reduction of $1.8 million in net income. A decline of 300 basis points in interest rates would increase our net interest income 11.4%. These variances in net interest income are not within our board-approved guidelines of +/-7%.

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

     The Company is taking several specific actions to bring the gap ratios within board approved levels. Investment portfolio cash flows are utilized to pay down short-term borrowings. Core deposit growth will replace short-term large CD balances. Competitive rates are being offered on longer term certificates of deposit. The Company is focusing on floating rate SBA loan originations.


                                                             More Than       More Than       More Than
                                             Six Months       One Year       Two Years       Five Years       More Than
                             Under Six      Through One     Through Two    Through Five     Through Ten     Ten Years and
                              Months           Year            Years           Years           Years        Not Repricing     Total
                              ------           ----            -----           -----           -----        -------------     -----
                                                               (Dollars in Thousands)
Assets:
   Cash and other assets          --             --             --             --                 --       $  29,935      $  29,935
   Federal funds sold             --             --             --             --                 --              --             --
   Interest bearing               --             --             --             --                 --          15,566         15,566
   deposits
   Investment securities   $  10,064      $   4,790      $  12,197      $  28,082          $  12,289           8,641         76,063
   Loans                      78,107         23,199         28,565        144,660             30,128          11,362        316,021
TOTAL ASSETS:                 88,171         27,989         40,762        172,742             42,417          65,504        437,585

Liabilities and
Shareholders' Equity:

Noninterest demand                --             --             --             --                 --          56,778         56,778
Demand interest deposits       5,768             --             --          8,216              3,496              --         17,480
Savings deposits              17,074             --          2,820         12,202              3,192              --         35,288
Money market deposits         13,826             --          6,912          6,913                 --              --         27,651
Time deposits                137,097         15,194         25,832          3,631                465              --        182,219
Top banana account            58,499             --             --             --                 --              --         58,498
Borrowings                    30,000             --             --             --                 --              --         30,000
Other liabilities                 --             --             --             --                 --           5,744          5,744
Shareholders' Equity              --             --             --             --                 --          23,926         23,926
TOTAL LIABILITIES          $ 262,264      $  15,194      $  35,564      $  30,962          $   7,153       $  86,448      $ 437,585
AND
SHAREHOLDERS'
EQUITY

GAP                         (174,093)        12,795          5,198        141,780             35,264         (20,944)
Cumulative gap              (174,093)      (161,298)      (156,100)       (14,320)            20,944              --
Cumulative gap to total        (39.8)%        (36.9)%        (35.7)%         (3.3)%              4.8%            0.0%
assets


LIQUIDITY

Bank Holding Company


     The principal source for funds for the holding company are dividends paid by the bank. The bank is currently restricted from paying dividends to the holding company because its tier 1 capital to average assets ratio is less than six percent. Because of our capital ratios, the company has agreed to enter into a memorandum of understanding with its regulators. The memorandum require the company to raise capital, establish procedures to provide updates to the regulators every 30 days on our progress, adopt certain policies and review our management. In addition, the company must notify its regulators in writing 30 days prior to any proposed declaration of dividends on its common stock. See "Capital." At September 30, 1999 the company had $2.2 million in cash and $713 thousand in marketable securities, valued at fair market value.

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

     Our total deposits amounted to $377.9 million, as of September 30, 1999. We have augmented liquidity from our deposit portfolio with borrowings from the FHLB of New York. At September 30, 1999, the balance of these borrowings was $30 million. At September 30, 1999, we could have borrowed an additional $15 million from the FHLB of New York.

     As of September 30, 1999, we hold municipal deposits from two municipalities totaling $67.9 million. These deposits are of short duration, and are very sensitive to price competition. If these deposits were to be withdrawn, in whole or in part, it would negatively impact our liquidity. At September 30, 1999, we also had commitments to fund approximately $30 million in residential mortgage loans through our CMA subsidiary.

     To increase our liquidity, in December 1999 we again offered higher rate money market accounts. Although these accounts may increase our interest expense, they will help us meet our liquidity needs.

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

     In addition to the risk-based guidelines, our regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4%. For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

     In connection with our branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. At September 30, 1999, the bank's leverage ratio of tier 1 capital to average assets was 4.28%, less than the 6% required by the New Jersey Department of Banking and Insurance. The bank may not pay dividends to the holding company when its ratio is less than six percent. In addition, at September 30, 1999, the company's and the bank's total capital to risk weighted assets were 7.20% and 6.29%, respectively. A minimum rate of 8% is required by the Federal Reserve and FDIC. As a result of the capital deficiency, the company and the bank each agreed to enter into a memorandum of understanding with their regulators which requires them to raise capital, establish procedures to provide updates to the regulators every 30 days on their progress, adopt certain policies and review their management. In addition, the company must notify its regulators in writing 30 days prior to any proposed declaration of dividends on its common stock.

     Because the bank failed to satisfy the minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because of this designation, the bank was required to submit a capital plan to the FDIC. In addition, the bank is generally prohibited from making capital distributions to the holding company, paying management fees to any entity that controls the bank or increasing its average assets until the capital plan has been approved. In addition, the Board of Governors of the Federal Reserve System, our primary regulator, will also prevent our ability to pay dividends regardless of whether the bank has sufficient cash.

     The following table summarizes the holding company's risk based and leverage capital ratios at September 30, 1999, as well as the required minimum regulatory capital ratios:

                                                   Adequately          Well
                            Sept.         Dec.     Capitalized     Capitalized
                            1999          1998     Requirements     Provisions
                            ----          -----    ------------     ----------
 Total capital ratio        7.20%         14.85%       8.00%          10.00%
 Tier 1 capital ratio       6.48%         13.89%       4.00%           6.00%
 Leverage ratio             5.01%         10.87%       4.00%           5.00%

     The following table summarizes the bank's risk based and leveraged capital ratios at September 30, 1999, as well as the required minimum regulatory capital ratios.

                                                   Adequately          Well
                            Sept.         Dec.     Capitalized      Capitalized
                            1999          1998     Requirements     Provisions
                            ----          ----     ------------     ----------
 Total capital ratio        6.29%          9.80%       8.00%          10.00%
 Tier 1 capital ratio       5.57%          8.84%       4.00%           6.00%
 Leverage ratio(1)          4.28%          7.09%       4.00%           5.00%


----------
  (1) The New Jersey Department of Banking and Insurance has imposed a tier 1 capital to average asset ratio of 6%.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITY BANCORP, INC.

Date: December 13, 1999
                                         By:  /s/ Robert Van Volkenburgh
                                              ----------------------------------
                                              Robert Van Volkenburgh
                                              Chairman of the Board


                                         By:  /s/ Kevin Killian
                                              ----------------------------------
                                              Kevin Killian, Chief Financial
                                              Officer
                                               (Principal Financial and
                                               Accounting Officer)