Form 10KSB40
period 1999-12-31
UNITY BANCORP INC /DE/
filed 2000-03-30
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 1-12431

                               UNITY BANCORP, INC.
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         Delaware                                                22-3282551
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)

64 Old Highway 22, Clinton, NJ                                        08809
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 730-7630
                                               --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

      Title of each class: Common Stock, No Par Value

      Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 27, 2000, was $13,495,512.

      The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 27, 2000, was 3,704,708.

      For the fiscal year ended December 31, 1999, the Issuer had total revenues of $29.3 million.


                                                                         1 of 62

                       DOCUMENTS INCORPORATED BY REFERENCE

                10-KSB ITEM                      DOCUMENT INCORPORATIED
                -----------                      ----------------------

Item 9.  Directors and Executive Officers    Proxy Statement for 2000 Annual
         of the Company; Compliance with     Meeting of Shareholders to be filed
         Section 16(a) of the Exchange Act   no later than April 30, 2000

Item 10. Executive Compensation              Proxy Statement for 2000 Annual
                                             Meeting of Shareholders to be filed
                                             no later than April 30, 2000

Item 11. Security Ownership of Certain       Proxy Statement for 2000 Annual
         Beneficial Owners and Management    Meeting of Shareholders to be filed
                                             no later than April 30, 2000

Item 12. Certain Relationships and Related   Proxy Statement for 2000 Annual
          Transactions                       Meeting of Shareholders to be filed
                                             no later than April 30, 2000

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

      Unity Bancorp, Inc. (the "Company" or "Registrant") is a one-bank holding company incorporated under the laws of the State of Delaware to serve as a holding company for Unity Bank (the "Bank"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994. The only significant activity of the Company is ownership and supervision of the Bank.

      The Bank opened for business on September 16, 1991. The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office and seventeen
(17) branches located in Berkeley Heights, Clinton, Colonia, Cranford, East Brunswick, Edison, Flemington, Kenilworth, Linden, North Plainfield, Springfield, Scotch Plains, South Plainfield, Union and Whitehouse, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridor between the Bank's Clinton, New Jersey main office and its Linden, New Jersey branch. This service area includes communities in Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren Counties, New Jersey.

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

      Due to losses incurred during 1999, the Company and the Bank failed to meet their minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999. At December 31, 1999, the Company's Tier 1 risk based capital ratio was 6.17%, the Company's total risk based capital ratio was 6.88% and the Company's leverage ratio was 4.35%. The Bank's ratios were 5.62%, 6.33%, and 4.01%, respectively. Minimum required ratios under both FRB and FDIC regulations are 4%, 8% and 4%, respectively. Because of their capital ratios, the Company and the Bank have entered into memoranda of understanding with their state and federal regulators. The memoranda require the Company and the Bank to raise capital, establish procedures to update the regulators every 30 days on the Company's progress, adopt certain policies and review the Company's management. The Company is prohibited from paying a common dividend to its shareholders, and the Bank is prohibited from paying a dividend to the Company, if, after giving effect to the dividend, either the Company or the Bank would not meet all minimum capital ratios. In addition, even if a proposed dividend would not leave the Company undercapitalized, the Company must notify its regulators in writing 30 days prior to any proposed dividend.


                                                                         2 of 62

      During the first quarter of 2000, the Company undertook an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March, 2002, at an assumed common stock price of $7.25 per share. The Company obtained $4.9 million in net proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock.

      In connection with the memorandum of understanding, and because the Bank was deemed "undercapitalized" pursuant to the FDIC's prompt corrective action regulations at September 30, 1999, the Company and the Bank submitted a capital plan to the FDIC and the New Jersey Department of Banking and Insurance. Under this capital plan, in addition to the sale of preferred stock discussed above, the Company contemplated selling assets as a way to enhance its capital ratios both through the reduction of assets and through income earned on the sale. Pursuant to this portion of the Bank's capital plan, the Bank sold $36.3 million in adjustable rate one-to-four family mortgages on March 7, 2000. The purchase price for these mortgages, which were sold servicing released, was $35.6 million.

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

SERVICE AREA

      The Company's primary service area is defined as the neighborhoods served by the Bank's offices. The Bank's main office, located in Clinton, in combination with its Flemington and Whitehouse offices serves the greater area of Hunterdon County. The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County. The Bank's Springfield, Scotch Plains, Linden, Union , Cranford, Kenilworth, Berkeley Heights, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County. The offices in East Brunswick, South Plainfield, Edison, and Colonia Township extend the Company's service area into Middlesex County.

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

EMPLOYEES

      The Company employs 152 full-time and 17 part-time employees. None of the Company's employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good.


                                                                         3 of 62

                           SUPERVISION AND REGULATION

GENERAL - SUPERVISION AND REGUALTION

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

GENERAL BANK HOLDING COMPANY REGULATION

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

      In late 1999, the BHCA was substantially amended to enhance the powers of banks and bank holding companies. These provisions became effective on March 11, 2000. See "Recent Regulatory Enactments and Proposals." Prior to these amendments, the BHCA prohibited a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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


                                                                         4 of 62

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

GENERAL BANK REGRULATION

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

RECENT REGULATORY ENACTMENTS AND PROPOSALS

      On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will, among other things:

            o allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

            o allow insurers and other financial services companies to acquire banks or bank holding companies;


                                                                         5 of 62

            o remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

            o establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

      This part of the Modernization Act will become effective on March 11, 2000. The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its seventeen branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1999.

                           Leased     Date Leased      Lease     1999 Annual
     Location             Or Owned    or Acquired   Expiration    Rental Fee
     --------             --------    -----------   ----------    ----------

Clinton, NJ                Leased        1996          2006       $ 423,520
Flemington, NJ             Leased        1998          2003          55,725
North Plainfield, NJ       Owned         1991            --              --
Springfield, NJ-1          Leased        1998          2003          27,000
Springfield, NJ-2          Leased        1999          2024         122,352
Scotch Plains, NJ          Leased        1996          2006          68,750
Union, NJ                  Leased        1996          2006          57,600
Linden, NJ                 Owned         1991            --              --
Cranford, NJ               Leased        1999          2024          84,000
Kenilworth, NJ             Leased        1999          2024          60,000
Berkeley Heights, NJ       Leased        1999          2024          73,000
East Brunswick, NJ         Leased        1999          2024          72,000
South Plainfield, NJ       Leased        1999          2024          78,000
Edison, NJ                 Leased        1999          2024          90,000
Colonia, NJ                Leased        1995          2005          30,780
Whitehouse, NJ             Owned         1998            --              --
Highland Park, NJ          Leased        1999          2024          65,000
Bridgewater, NJ            Leased        1999          2024          16,270

ITEM 3. LEGAL PROCEEDINGS

      The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. The Company is not involved in any proceeding in which a claim for damages made against the Company or any subsidiary exceeds 10% of the current assets of the Company.

      An officer of Certified Mortgage Associates, Inc., the Bank's mortgage banking subsidiary, has commenced an action alleging, among other things, that he has been constructively terminated following his suspension and subsequent reinstatement to his current position. The individual has returned to work and is performing his duties in accordance with his Employment Agreement. The complaint seeks damages for breach of his Employment Agreement that would arise only if he had been terminated "without cause", in the amount of $5.4 million and for unspecified damages for mental distress he has suffered as a result of the alleged change of his employment status. The complaint also seeks unspecified damages for defamation unrelated to the employment claims and damages in the amount of $272,000 representing the diminution in value of his stock in the Company, plus interest, arising from an alleged late registration of shares delivered to the individual in connection with the sale of his interest in CMA to the Bank in 1999.

      Based upon information and documents provided to it by the Bank, CMA, and their respective officers and employees in the course of its investigation to date, the Bank's counsel believes (i) that the claims against the Bank for constructive termination and for termination without cause are without merit and that the Bank has various affirmative defenses against these claims; and (ii) that the Bank has affirmative claims against the individual arising from the performance of his duties.

      The Bank is presently engaged in settlement discussions with the individual officer and hopes to conclude a settlement of all of the asserted claims prior to the time that any Answer is filed. Counsel is unable to predict whether any settlement will be reached or the outcome of any litigation in the event that the matter goes to trial.

      However, the Bank, based upon the opinion of its counsel, believes it is not probable that the outcome of the employment-related claims will result in a material loss to the Bank based upon the facts and information that have been provided to it, to date. The Bank, based upon the opinion of its counsel, has not been able to determine whether the claims for defamation and the loss in the value of the stock are probable of having any materially adverse impact upon the Bank until further investigation has been completed.

                                                                         6 of 62

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Commencing on September 21, 1998, the Company's Common Stock began trading on the NASDAQ National Market under the symbol "UNTY". Previously, the Company's Common Stock had traded on the American Stock Exchange under the symbol "UBI". As of December 31, 1999, there were 599 stockholders of record of the Common Stock.

      The following table sets forth the high and low bid prices of the Common Stock, as reported on the NASDAQ National Market for 1999 and the fourth quarter of 1998. The NASDAQ high and low bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. For the first three quarters of 1998, the table sets forth the high and low sales prices for the Common Stock on the American Stock Exchange. The table also sets forth cash dividends paid on the Common Stock.

                                                                         Cash
                                               High         Low        Dividend
                                               ----         ---        --------
1999:
4th Quarter...............................    $ 8.50        4.75         0.06
3rd Quarter...............................     11.75        6.38         0.06
2nd Quarter...............................     12.00        9.63         0.06
1st Quarter...............................     11.00        9.31         0.06

1998:
4th  Quarter..............................    12.125      10.250         0.05
3rd  Quarter..............................    14.625      11.750         0.05
2nd  Quarter .............................    18.250      13.188         0.05
1st  Quarter..............................    16.625      12.750         0.05

      The Company began paying a cash dividend in the first quarter of 1995 and declared a quarterly dividend each quarter until the fourth quarter of 1999. However, as is discussed under Item 1 "Description of Business - General," the Company is currently prohibited from paying dividends because it does not meet the minimum capital requirements to which it is subject. In addition, under the memorandum of understanding the Company has entered into with its state and federal regulators, the Company must provide the New Jersey Department of Banking and Insurance and the Federal Reserve Bank of New York with 30 days advance notice of any proposed dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                         7 of 62

                      SELECTED CONSOLIDATED FINANCIAL DATA


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      The following is selected consolidated financial information. Per share information has been restated to reflect the three for two stock split on common stock in 1998 and the 5% stock dividend, paid in 1999.
--------------------------------------------------------------------------------

(Dollar amounts stated in thousands,
 per share data stated in actual)                                        At or for the Years Ended December 31,
                                                      -----------------------------------------------------------------------
                                                            1999           1998           1997           1996           1995
                                                            ----           ----           ----           ----           ----
SELECTED RESULTS OF OPERATIONS
   Interest income                                    $    23,688    $    17,480    $    15,025    $    10,860    $     7,770
   Interest expense                                        12,738          7,165          6,312          4,756          3,334
   Net interest income                                     10,950         10,315          8,713          6,104          4,436
   Provision for loan losses                                1,743            804            497            417            229
   Other income                                             5,606          4,407          3,043          2,404          1,385
   Other expenses                                          20,578         10,499          7,985          6,403          3,978
   Tax expense (benefit)                                   (2,387)         1,282          1,259            644            609
   Net income (loss)                                       (3,378)         2,137          2,015          1,044          1,005

PER SHARE DATA
  Net income (loss) (basic)                                 (0.91)          0.67           0.65           0.47           0.53
  Net income (loss) (diluted)                               (0.91)          0.64           0.64           0.46           0.53
   Book value                                                5.88           7.01           6.39           5.82           4.47
   Cash dividend                                             0.24           0.20           0.20           0.18           0.19

SELECTED BALANCE SHEET DATA
   Total assets                                           438,969        254,612        213,782        172,688        121,804
   Loans, net of deferred costs and unearned income       322,532        166,792        134,176         97,827         59,059
   Allowance for loan losses                                2,173          1,825          1,322            886            562
   Investment securities                                   74,349         40,929         41,308         37,153         36,161
   Deposits                                               357,538        226,860        192,414        153,555        110,998
   Borrowings                                              53,000             --             --             --             --
  Shareholders' equity                                     21,792         26,346         19,990         17,990          8,476

PERFORMANCE RATIOS
   Return on average assets                                 (0.94)%         0.93%          1.05%          0.73%          1.03%
   Return on average equity                                (14.33)%        10.17%         10.78%          9.37%         12.82%
   Efficiency ratio(1)                                     124.29%         71.32%         67.92%         75.26%         64.78%
   Net interest margin (2)                                   3.49%          4.91%          4.72%          4.47%          4.70%
   Net interest spread (3)                                   3.01%          3.99%          3.60%          3.55%          3.90%
   Dividend payout (4)                                        N/A          23.61%         14.73%         34.37%         22.81%

ASSET QUALITY RATIOS
 Allowance for loan losses to non-performing loans         137.71%         46.83%         88.38%        103.02%        165.29%
 Net charge-offs to average loans                            0.59%          0.21%          0.05%          0.12%          0.11%
 Allowance for loan losses to total                          0.68%          1.12%          1.01%          0.93%          1.01%
    loans, net of loans held for sale
Nonperforming Assets to Total Assets                         0.70%          1.97%          0.70%          0.54%          0.66%
Nonperforming loans to total loans                           0.49%          2.34%          1.11%           .95%          1.37%
Nonperforming loans plus other real estate owned to
 total loans                                                 0.96%          3.01%          0.70%          0.68%          0.13%

CAPITAL RATIOS - CONSOLIDATED
   Total risk-based capital ratio                            6.88%         14.85%         14.28%         17.24%         11.48%
   Tier 1 risk-based capital ratio                           6.17%         13.89%         13.29%         16.43%         10.77%
   Leverage ratio                                            4.35%         10.87%          9.51%         11.09%          7.34%

CAPITAL RATIOS - CONSOLIDATED BANK
   Total risk-based capital ratio                            6.33%          9.80%         11.03%         11.32%         11.37%
   Tier 1 risk-based capital ratio                           5.62%          8.84%         10.13%         10.51%         10.66%
   Leverage ratio                                            4.01%          7.09%          7.35%          7.09%          7.21%

(1) Efficiency ratio is total non-interest expense divided by the sum of net interest income and non-interest income.

(2) The net interest margin is calculated by dividing net interest income by average interest earning assets.

(3) The net interest spread is the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(4)   Dividends paid plus net income after tax, divided by net income after tax.


                                                                         8 of 62

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes relating thereto included herein. When necessary, reclassifications have been made to prior period's data throughout the following discussion and analysis for purposes of comparability with prior period data.

                              OVERVIEW AND STRATEGY

      Unity Bancorp, Inc. (the "Parent Company") is a bank holding company incorporated in Delaware under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company") was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 17 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey. These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank's wholly-owned subsidiary, Unity Financial Services, Inc. FCB Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank's investment portfolio. In the first quarter of 1999, the Bank acquired Certified Mortgage Associates, Inc. ("CMA") under the purchase accounting method and, accordingly, the prior period does not reflect any information related to CMA. This wholly-owned subsidiary of the Bank originates and sells residential mortgages.

      Over the course of 1999, the Bank incurred certain losses, which when combined with the Company's asset growth, caused the Company's and the Bank's capital ratios to fall below levels required under federal regulation. Due to the Company's and the Bank's capital position, the Company and the Bank entered into memoranda of understanding with their respective regulators. Under these memoranda, the Company was required to produce a capital plan which would bring the Company and the Bank into full compliance with federal regulatory capital standards, institute a reporting process under which the Company and the Bank would make monthly reports to their respective regulators regarding their progress under the capital plan and other requirements under the memoranda, review the management of the Company and the Bank, and the Company is prohibited from paying a dividend to its common shareholders and the Bank is prohibited from paying a dividend to the Company if, after giving effect to the dividend, either the Company or the Bank would not meet all minimum federal capital requirements. In addition, even if the proposed dividend would not leave the Company undercapitalized, the Company must notify its regulators in writing thirty days prior to any proposed dividend.

      In furtherance of the Company's capital plan, the Company has undertaken a private placement of shares of a new class of series A preferred stock, recognizing net proceeds of approximately $4.9 million after accounting for expenses of the offering. The Company issued 103,500 shares of the class A preferred stock, which has a cumulative 10% dividend, payable quarterly, and is convertible into shares of the Company's common stock at an assumed price of $7.25 per share (i.e., each share of the class A preferred stock may be converted into 6.8965 shares of the Company's common stock). Under the class A preferred stock, the Company may be required to issue 713,793 shares of its common stock if all preferred shares are converted. At December 31, 1999, the Company had 3,704,708 common shares outstanding.

      In addition, during the first quarter of 2000, the Bank sold adjustable rate mortgage loans with a then-current book value of $36.4 million to a third party investor, servicing released and without recourse, for a purchase price of $35.6 million. These loans had been classified as held for sale at year end 1999, resulting in an after tax loss of $891 thousand relating to the mark-to-market valuation of the loans at year end.


                                                                         9 of 62

      As a result of the capital offering and loan sale, the Company and the Bank meet all minimum federal capital requirements. The Bank is still subject to an order from the New Jersey Commissioner of Banking and Insurance, under which it is required to maintain a leverage capital ratio of 6% or else it is prohibited from paying dividends to the Company. The Bank does not meet this 6% requirement.

      In March 2000, the Company and the Bank were required to provide their respective regulators with an amended and updated capital plan. Management is currently preparing the amended and updated plan.

                              RESULTS OF OPERATIONS

      The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, such as deposits. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amounts of noninterest income, which includes gains on sales of loans, including loans originated under the Small Business Administration's Guaranteed Loan Program, and noninterest expenses.

           RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999
               COMPARED TO DECEMBER 31, 1998 AND DECEMBER 31, 1997

NET INCOME

      The Company incurred a loss of $3.4 million, or $0.91 loss per basic share and $0.91 loss per diluted share for 1999, compared to net income of $2.1 million, or $0.67 earnings per basic share and $0.64 earnings per share diluted for 1998. Basic and diluted earnings per share for 1999 were calculated on 3,723,448 weighted average shares outstanding compared to 1998's basic and diluted weighted average shares outstanding of 3,198,813 and 3,358,844, respectively. The dilutive effect was not applied to 1999's weighted average shares outstanding as it would have resulted in an antidilutive earnings per share.

      The loss largely reflects the growth in non-interest expense due to the opening of nine new branches, a realized valuation loss as a result of reclassifying certain loans from held-to-maturity to held-for-sale, the write-down of an impaired asset and legal costs associated with an unauthorized overdraft that was detected in the fourth quarter of 1998, the costs associated with the collection of non-performing loans, the costs of maintaining expanding loan portfolios, and the costs to reduce non-performing loans. Also contributing to the loss was an increase in the provision for loan losses.

      The changes in the components of net income included a $0.6 million increase in net interest income before provision for loan losses, a $0.9 million increase in the provision for loan losses, a $1.2 million increase in noninterest income, a $10.1 million increase in noninterest expense, and a $3.7 million decrease in the provision for income taxes. Non-interest expenses increased $10.1 million (96.0%) to $20.6 million for 1999 from $10.5 million for 1998. The provision for loan losses increased $0.9 million (116.8%) to $1.7 million compared to $0.8 million for 1998. These increased expenses were partially offset by an increase in other income of $1.2 million (27.2%), from $4.4 million for 1998 to $5.6 million for 1999. This increase was primarily from the gains on sales of loans that increased $0.7 million (27.9%) to $3.1 million for 1999 compared to $2.4 million in 1998. Taxes decreased $3.7 million as a result of the current year loss.

      Included in non-interest expense items was a write-down of $786 thousand and legal costs of $150 thousand relating to a check-kiting scheme which was detected in the fourth quarter of 1998. In light of the passage of time without significant recoveries from the Company's ongoing litigation against the other financial institution involved in the scheme and the Company's view of the assets currently available from the debtor and his affiliates to satisfy the Company's claims, management recorded this write-down in the third quarter of 1999. The remaining balance of this asset is $746 thousand, which represents equity in a


                                                                        10 of 62
house owned by the spouse of the debtor, who has turned the residence over to the Bank. The asset is now recorded as Other Real Estate Owned and was sold in March 2000 without causing additional loss. Also, included in non-interest expense was a $102.5 thousand settlement for termination of five leases or subleases.

      For the year ended December 31, 1998, net income totaled $2.1 million, or $0.67 earnings per basic share compared to earnings totaling $2.0 million, or $0.65 per share, for the year 1997. Net income improved $0.1 million, or 6.05%, as a result of a $1.3 million (15.8%), increase in net interest income after provision for loan losses, a $1.3 million (44.8%) increase in non-interest income, offset by an increase in non-interest expenses of $2.5 million (31.5%).

NET INTEREST INCOME

      Net interest income increased $0.6 million, or 6.2% to $10.9 million for 1999 from $10.3 million for 1998.

      The increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $105.2 million (49.9%) in average earning assets for 1999 totaling $315.9 million over the prior year's $210.7 million. The increases in average earning assets occurred across the entire balance sheet, with most increases in the loan portfolio. Average loans equaled $237.8 million in 1999, which represented an increase of $93.9 million (65.3%) from the $143.9 million recorded in 1998. Growth in the loan portfolio was primarily comprised of $101.9 million of residential adjustable rate mortgages(ARM) originated between April 30, 1999 and December 31, 1999 by the Bank's CMA subsidiary and $56.0 million of purchased home equity loans, of which $25.7 million were purchased on May 27, 1999 and $30.3 million were purchased on July 12, 1999. The ARM loans have a lower yield than commercial loans, thus contributing to the loan portfolio yield decreasing to 8.02% in 1999 from 9.28% in 1998. The offsetting benefit to these lower yields is that the ARM loans have a lower risk-based capital risk factor of 50% as compared to 100% for commercial loans. This reduced the Bank's risk-based capital needs by approximately $4 million. As a result of the increase in mortgages in the portfolio, the 1999 yield on average earning assets decreased to 7.52% for 1999 from 8.32% for 1998, partially offsetting the volume related gains in interest income.

      Increases in interest-earning assets were primarily funded through an increase of $126.2 million (61.0%) in average deposits and borrowings to $333.2 million for 1999 from $207.0 million for 1998. Average deposits increased $106.3 million to $313.0 million for 1999 from $206.7 million in 1998. Average borrowings increased $19.8 million to $20.2 million for 1999 from $0.3 million in 1998.

      During 1999, the cost of interest bearing liabilities increased to 4.51% for 1999 from 4.32% for 1998 and the total cost of funds, including non-interest bearing deposits, increased to 3.82% for 1999 from 3.46% for 1998. The increase in interest-bearing liabilities and the cost of funds reflects the Company's decision to offer higher, promotional rates of interest to attract new customers to the new branch locations, as well as a shift in the deposit structure toward time deposits and the money market product. The promotional rates of interest were offered both on time deposits and through the money market product, which paid an introductory rate of 6.05%. Although this product was discontinued at September 30, 1999, the product was again offered in December 1999 in order to ease liquidity and provide funding for committed loans. These higher rate products and the liquidity needs caused a shift in the deposit portfolio toward higher rate products and away from non-interest bearing deposits. Although the average balance of non-interest bearing deposits increased $9.5 million (23.0%) to a total of $50.7 million for 1999 from $41.2 million for the prior year period, non-interest bearing deposits as a percentage of the deposit portfolio decreased to 16.2% for the current year from 20.0% for the prior year. (Refer to the section titled Deposits and Borrowings for the average balance deposit schedule). As a result of these factors, net interest margin declined to 3.49% during 1999 from 4.91% in 1998.


                                                                        11 of 62

      For 1998, net interest income increased $1.6 million, or 18.4%, to $10.3 million for 1998 from $8.7 million for 1997. The increase was attributed to an increase of $25.6 million in average earning assets to $210.7 million, a 13.8% increase over the prior year's $185.1 million. Interest expense increased $853 thousand, or 13.5%, to $7.2 million for 1998 from $6.3 million for the comparable period of 1997. This increase was attributed to an additional $26.5 million in average interest bearing deposits to $165.8 million, a 19.0% increase over the prior year's $139.3 million. The net interest margin increased to 4.91% for 1998 compared to 4.72% for 1997 due to an increase in investment yields, lower costing deposits and an improved mix of earning assets with higher yielding loans increasing to 68.3% of earning assets in 1998 from 62.4% in 1997.

      The following table reflects the components of net interest income, setting forth for the periods presented herein, (1) average assets, liabilities and shareholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread which is the average yield on interest-earning assets less the average rate on interest-bearing liabilities and (5) net interest income/margin on average earning assets. Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34%.

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)

                                      -------------------------------------------------------------------------------------------
                                                   1999                           1998                            1997
                                      Average                Rate/     Average               Rate/   Average                Rate/
Year Ended December 31                Balance     Interest   Yield     Balance   Interest    Yield   Balance     Interest   Yield
----------------------------------   -----------------------------    ----------------------------   ----------------------------
ASSETS
INTEREST EARNING ASSETS:
Taxable loans
(net of unearned income)              $237,799    $19,067     8.02%    $143,940   $13,355     9.28%  $115,558    $11,227       9.72%
Tax-exempt securities                    2,214        200     9.03%       1,615       112     6.94%       998         58       5.81%
Taxable investment securities           63,279      3,804     6.01%      49,044     3,182     6.49%    40,021      2,460       6.15%
Interest-bearing deposits                1,934        171     8.84%       4,140       231     5.58%    16,418        636       3.87%
Federal funds sold                      10,630        514     4.84%      11,925       638     5.35%    12,101        661       5.46%
                                      --------------------             -------------------           --------------------
Total Interest-earning assets         $315,856    $23,756     7.52%    $210,664   $17,518     8.32%  $185,096    $15,042       8.13%
Non-interest earning assets             47,196                          20,525                          8,153
Allowance for loan losses               (1,995)                         (1,409)                        (1,065)
                                      -------------------------------------------------------------------------------------------
TOTAL AVERAGE ASSETS                  $361,057                         $229,780                      $192,184
                                      -------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
EQUITY:
INTEREST-BEARING LIABILITIES
NOW deposits                          $ 87,884    $ 3,441     3.92%    $ 36,162   $   591     1.63%  $ 15,945    $   351       2.20%
Savings deposits                        17,260        315     1.83%      13,811       312     2.26%    28,534        892       3.13%
Money market deposits                   18,053        529     2.93%      18,557       928     5.00%     9,163        293       3.20%
Time deposits                          139,187      7,212     5.18%      96,969     5,311     5.48%    85,128      4,732       5.56%
Other debt                              20,159      1,241     6.16%         319        23     7.21%       568         44       7.75%
                                      --------------------             -------------------           --------------------
Total interest-bearing liabilities    $282,543    $12,738     4.51%    $165,818   $ 7,165     4.32%  $139,338    $ 6,312       4.53%
Noninterest-bearing liabilities          4,280                            1,692                           822
Demand deposits                         50,663                           41,250                        33,330
Shareholders' equity                    23,571                           21,020                        18,694
Net interest income                               $11,018                         $10,353
Total average liabilities
and shareholders' equity              $361,057                         $229,780                       $192,184
                                      ========                         ========                       ========
Net interest rate spread                                      3.01%                           3.99%                            3.60%
Net interest income/margin
  On average earning assets                                   3.49%                           4.91%                            4.72%


                                                                        12 of 62

      The following table presents the major factors by category that contributed to the changes in net interest income for each of the years ended December 31, 1999, and 1998 as compared to each respective period. Amounts have been computed on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%.

                                                 Year Ended December 31                 Year Ended December 31
(Dollar Amounts in Thousands                   1999 versus 1998 Increase              1998 versus 1997 Increase
on a Fully Tax Equivalent Basis)              (Decrease) Due to Change in            (Decrease) Due to Change in
                                             Volume       Rate          Net        Volume        Rate         Net
                                            ----------------------------------    -----------------------------------
INTEREST EARNING ASSETS:
Taxable loans
(net of unearned income)                      $ 8,707    $ (2,995)     $ 5,712      $ 2,757      $ (629)      $ 2,128
Tax-exempt securities                              42           46          88           36           18           54
Taxable investment securities                     924        (302)         622          555          167          722
Interest-bearing deposits                       (123)           63        (60)        (476)           71        (405)
Federal funds sold                               (69)         (55)       (124)         (10)         (13)         (23)
                                            ----------------------------------    -----------------------------------
Total Interest-earning assets                 $ 9,481    $ (3,243)     $ 6,238      $ 2,862      $ (386)      $ 2,476
INTEREST-BEARING LIABILITIES:
NOW deposits                                    $ 845      $ 2,005     $ 2,850        $ 445      $ (205)       $  240
Savings deposits                                   78         (75)           3        (460)        (120)        (580)
Money market deposits                            (25)        (374)       (399)          300          335          635
Time deposits                                   2,312        (411)       1,901          658         (79)          579
Other debt                                      1,431        (213)       1,218         (19)          (2)         (21)
                                            ----------------------------------    -----------------------------------
Total interest-bearing liabilities            $ 4,641       $  932     $ 5,573        $ 924       $ (71)        $ 853
                                            ----------------------------------    -----------------------------------
Net interest income                           $ 4,840    $ (4,175)       $ 665      $ 1,938      $ (315)      $ 1,623
                                            ==================================    ===================================

PROVISION FOR LOAN LOSSES

      The provision for loan losses totaled $1.7 million for 1999, a 116.8% increase over the prior year's provision of $0.8 million. The increase in the provision is primarily attributable to the growth in the loan portfolio of $155.9 million (93.0%) and the 1999 net charge-offs of $1.4 million, primarily related to one borrower. In addition, the change is attributable to an increase in the reserve factors used to determine reserve levels on certain types of loans, as well as the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. These factors were partially offset during 1999 by a shift in the composition of the portfolios toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. For 1999, average loans totaled $237.8 million, an increase of $93.9 million (65.3%) over average total loans of $143.9 million for 1998. In addition, during 1999, the ratio of non-performing loans to total loans decreased to 0.49% at December 31, 1999 from 2.34% at December 31, 1998.

      The provision for loan losses totaled $0.8 million for 1998, a 61.8% increase over the prior year's provision of $0.5 million. The increased provision is the result of loan growth of $32.6 million (24.3%) for 1998 and 1998 net charge-offs of $0.3 million.

NON-INTEREST INCOME

      Non-interest income consists of service charges on deposits, gains on sales of securities and loans and it increased $1.2 million, or 27.2%, to $5.6 million for 1999 from $4.4 million for 1998. This increase is a result of a $0.7 million increase in loan sale gains and a $0.7 million increase in other income. The $0.7 million increase in loan sale gain is primarily from an increase in the gain on mortgage loan sales of $2.4 million less a held for sale valuation loss of $1.4 million and a decrease in SBA loan sale gains of $0.3 million.


                                                                        13 of 62

                                              1999         1998        1997
GAIN ON LOAN SALES                            GAIN         GAIN        GAIN
(In thousands)

Mortgage loan sales                          $ 3,059      $  600      $  266
SBA guaranteed portion of loan sales           1,324       1,721       1,429
SBA non-guaranteed portion of loan sales          94          73          --
Commercial loan sales                             70          --          --
                                             -------      ------      ------
Total from sales                             $ 4,547      $2,394      $1,695
                                             -------      ------      ------
Held for sale valuation loss                  (1,484)         --          --
                                             -------
Total gain on loan sales                     $ 3,063      $2,394      $1,695
                                             =======      ======      ======

      Mortgage loan sale gains increased $2.4 million (400%), totaling $3.0 million for 1999 compared to $0.6 million for 1998. The mortgage loan sale gains are the result of loans simultaneously funded by purchasing investors at the time of closing by the Bank's mortgage subsidiary, CMA. Included in the total amount of the mortgage loan sales gains are gains on loans sold by the Bank totaling $113 thousand in 1999, compared to 1998's $600 thousand based on mortgage loans sold of $8.1 million in 1999 as compared to $41.3 million mortgage loans sold in 1998.

      The gain on sale of SBA loans reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. Sales without recourse totaled $24.3 million in SBA loans in 1999 which was comprised of $19.1 million of guaranteed SBA loans and $5.2 million in non-guaranteed SBA loans. In 1998, sales without recourse totaled $20.6 million in SBA loans, comprised of $16.8 million of guaranteed SBA loans and $3.8 million in non-guaranteed SBA loans.

      Commercial loan sale gains were $70 thousand in 1999, based on $3.0 million loans sold without recourse. There were no such sales in 1998.

      $37.8 million of ARM loans were reclassified at December 31, 1999 from held-to-maturity to held-for-sale at a valuation of $36.4 million. Based on December 31, 1999 market values, this resulted in an after tax realized valuation loss of $891 thousand. $36.3 million in adjustable rate one-to-four family mortgages (ARM's) were sold on March 7, 2000. The purchase price for these mortgages, which were sold servicing released and without recourse was $35.6 million, resulting in an after tax loss of $439 thousand in 2000.

      In addition to the loans sales, other income, representing SBA servicing fees, loan fees, income on cash surrender value of life insurance, non-deposit account transaction charges, and other fee income increased $0.7 million (83.5%) to $1.6 million for 1999 compared to $0.9 million for 1998. The primary increases were loan fees of $323 thousand (459.5%) primarily associated with the mortgage originations, income on cash surrender value of insurance of $248 thousand, and non-deposit account transaction charges of $112 thousand primarily as a result of automated teller machine charges to non-customers of the Bank.

OTHER INCOME                                            1999        1998       1997
(In thousands)
SBA Fees                                             $   671      $  635     $  449
Loan fees                                                394          70         26
Income from cash surrender value of life insurance       248           0          0
Non-deposit account transaction charges                  144          32         61
Miscellaneous                                            115         120         55
                                                     -------      ------     ------
Total other income                                   $ 1,572      $  857     $  591
                                                     =======      ======     ======


                                                                        14 of 62

      Both service charges on deposits and gains on security sales decreased $0.1 million from the prior year. Deposit service charges decreased from 1998's $901 thousand to 1999's $778 thousand, a 13.74% decrease and security gains decreased from 1998's $255 thousand to 1999's $193 thousand, a 24.3% decrease. The decrease in deposit service charges was primarily the result of customers maintaining appropriate balances.

      For 1998, other income, which consists of non-deposit account transaction charges, gains on sale of securities and loans and other income, increased $1.4 million, or 44.8% to $4.4 million for the year ended December 31, 1998 from $3.0 million for 1997. Service charges on deposits increased $144 thousand to $901 thousand for 1998, a 19.0% increase over $757 thousand in 1997. The majority of the increase was due to the growth in demand accounts, which included higher volumes of transactions processed, improvement in return check fee collection ratios and the repricing of transaction fees in March 1998 and additional income generated by ATM service charges. Gains on sale of loans increased $699 thousand, or 41.2%, to $2.4 million for 1998 from $1.7 million for 1997. This increase in the gain on sale of loans reflects increased participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is sold into the secondary market. Sales without recourse totaled $20.6 million in SBA loans in 1998 which was comprised of $16.8 million of guaranteed SBA loans and $3.8 million in non-guaranteed SBA loans compared to $13.7 million sold in 1997. The 1998 sales of the non-guaranteed portion produced $60 thousand of income after expenses. There were no sales of non-guaranteed portions of SBA loans in 1997. Proceeds from sales of securities amounted to $26.2 million for 1998. Net gains on sales of securities were $255 thousand for 1998. There were no sales in 1997. Other non-interest income, which consists primarily of SBA servicing fee income, increased $266 thousand, or 45.0%, to $857 thousand for 1998 due to a larger portfolio of loans serviced.

OTHER NON-INTEREST EXPENSE

      Other non-interest expense increased $10.1 million, or 96.0%, to $20.6 million for 1999 from $10.5 million for 1998. Salaries and benefits increased $4.0 million to $8.7 million from $4.7 million, occupancy expenses increased $1.4 million to $2.4 million from $1.0 million, other operating expenses increased $4.7 million to $9.4 million to $4.7 million for 1999 compared to 1998. These increases were substantially attributable to the growth in the branch network, as ten additional branches were opened, the acquisition of CMA during February 1999, the write-down and legal costs associated with a check-kiting scheme that occurred in the fourth quarter of 1998, the costs associated with the collection of 1998 reported non-performing loans of $3.9 million and the costs of administering the expanding loan portfolios. The branch network growth increased lease, other occupancy, and operating expenses associated with these new branches, as well as associated increases in salary expenses to hire personnel to operate the new branches. In addition, salary expense increased because of the need to hire additional administrative staff to oversee and administer the branches. The prior period does not reflect any operating expenses associated with CMA as CMA was acquired under the purchase accounting method. Total non-interest expense associated with CMA for 1999 was $4.8 million.


                                                                        15 of 62

      The following table presents a breakdown of other operating expenses for the year ended December 31, 1999, 1998 and 1997:

(In thousands)                             1999          1998          1997
                                           ------        ------        ------
Professional Service                       $1,386         $ 887          $514
Office Expense                              1,986         1,042           809
Advertising Expense                           881           370           272
Communication Expense                         767           240           212
Bank Services                                 802           491           427
FDIC Insurance                                192           116           100
Director Fees                                 236           298           271
Non-Loan Losses                            (1)848        (2)370            16
Loan Expense                                1,265           430           192
Amortization of Intangibles                   393            13            13
Other Expense                                 729           462           223
                                           ------        ------        ------
Total Other Expense                        $9,485        $4,719        $3,049
                                           ======        ======        ======

      (1) Losses includes a 1999 $786 thousand write-down of uncollected assets associated with the check-kiting scheme and professional services include associated legal costs of $150 thousand.

      (2) Losses includes a 1998 $300 thousand write-down of uncollected assets associated with the check kiting scheme and professional services include associated legal costs of $120 thousand.

      The increases in professional services, office expense, communication expense, bank services and FDIC insurance is the result of the addition of ten new branches, growth in assets, and expenses incurred in operating the Bank's mortgage subsidiary, CMA. Goodwill amortization expenses relating to the acquisition of CMA totaled $380.8 thousand during the 1999 period. There were $12.5 thousand in goodwill amortization expenses incurred in 1999 and 1998, relating to the acquisition of the Bank's first branch from the Resolution Trust Corporation. Included in other expense for 1999 is a $102.5 thousand settlement for termination of five leases or subleases. CMA was acquired under the purchase accounting method and, accordingly, the prior period does not reflect any information related to CMA. Total other operating expenses incurred in connection with CMA were $1.2 million for 1999. The increase in advertising expense is the result of increased marketing efforts.

      For 1998, other operating expenses, which includes items such as data processing expenses, advertising, professional fees, office expenses and other miscellaneous expenses, increased $1.7 million, or 54.8%, to $4.7 million in 1998 from $3.0 million in 1997, largely due to the increasing customer base, branch expansion, product development and marketing. Increases in other operating expenses reflect increased item processing and servicing charges related to the expanding deposit base, combined with office expenses due to new locations and expenses associated with the listing of common stock on the American Stock Exchange and the change in listing the common stock to NASDAQ.

INCOME TAX EXPENSE

      For 1999, a tax benefit of $2.4 million was recognized relating to the 1999 loss as compared to a $1.3 tax provision for federal and state taxes in both 1998 and 1997. This represents an effective tax rate of 41.4%, 37.5% and 38.5% for 1999, 1998, and 1997. The effective tax rates are the result of applicable tax rates computed against each legal entity's net income before taxes.


                                                                        16 of 62

                    FINANCIAL CONDITION AT DECEMBER 31, 1999

      Total assets increased $184.4 million (72.4%) to $439.0 million at December 31, 1999 compared to total assets of $254.6 million at December 31, 1998. Net loans increased $155.4 million (94.2%) to $320.3 million at December 31, 1999 compared to $165.0 million at December 31, 1998. The securities portfolio, including securities held to maturity and available for sale, increased $33.4 million (81.7%) to $74.3 million at December 31, 1999, compared to $40.9 million at December 31, 1998. For the first half of the year, significant deposit growth resulted from branch expansion. The deposit growth primarily funded loan and investment purchases. For the second half of the year, the growth in assets was a result of residential mortgage loans, which were funded through both deposit growth and FHLB borrowings.

      Total deposits and borrowings increased $183.6 million (80.9%) to $410.5 million at December 31, 1999 from total deposits and borrowings of $226.9 million at December 31, 1998. These increases primarily reflect increases in premium rate money market account, jumbo certificates of deposit from municipalities in the Bank's market area and other borrowings from the Federal Home Loan Bank. Deposits were obtained primarily from the Company's market areas. The Company did not have any brokered deposits and, as such, neither solicited nor offered premiums for such deposits.

LOAN PORTFOLIO

      Net loans increased $155.4 million (94.2%) to $320.3 million at December 31, 1999 compared to $165.0 at December 31, 1998. The increases in the loan portfolio reflects originations of $101.9 million of adjustable rate one-to-four family residential mortgages (ARMs) for the loan portfolio through the CMA subsidiary and the purchase of $56.0 million of home equity loans (HELs). $37.8 million of ARM loans were reclassified at December 31, 1999 from held-to-maturity to held-for-sale at the valuation amount of $36.4 million. The origination of the ARMs and the purchase of the HELs caused the composition of loans to change so that residential, one-to-four family mortgages account for more than 50% of the portfolio. (See the following tables for major category classification and changes over the past five years.) Residential mortgages are no longer being originated for the portfolio. Due to the increasing competition for commercial and non-residential loans, it is anticipated that the SBA portfolio will continue to grow. Residential mortgages are no longer being originated for the portfolio.

      The loan portfolio consists of commercial and industrial loans, real estate loans and consumer loans. Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Real estate loans consist of loans secured by commercial or residential property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. The Company originates loans under SBA programs that generally provides for SBA guarantees between 75% and 90% of the principal of a qualifying loan. The guaranteed portion of the SBA loan is sold in the secondary market and the non-guaranteed portion generally remains in the portfolio. The loans are primarily to businesses and individuals located in the trade area. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers.


                                    17 of 62

      The following table sets forth the classification of loans by major category, excluding unearned, deferred costs, and the allowance for loan loss for the past five years at December 31:

                                      1999                 1998                1997                1996               1995
                             ---------------------   -----------------   -----------------   -----------------   ------------------
                                            % of                 % of               % of                % of                % of
(In thousands)                 Amount       Total    Amount     Total    Amount     Total    Amount     Total    Amount     Total
                             ---------------------   -----------------   -----------------   -----------------   ------------------
Commercial & industrial        $ 43,441      13.5%   $ 41,502    24.9%   $ 20,347    15.2%   $17,965     18.4%   $ 9,125      15.4%
Real Estate
  Non-residential properties     52,312      16.3%     59,845    35.9%     66,526    49.6%    41,674     42.6%    23,612      40.0%
  Residential properties        178,132(a)   55.4%     26,565    16.0%     28,891    21.5%    23,044     23.6%    16,034      27.1%
  Construction                   17,818       5.5%     16,218     9.7%     13,014     9.7%    10,223     10.4%     5,705       9.7%
Lease financing                       0       0.0%          0     0.0%          0     0.0%        17      0.0%        83       0.1%
Consumer                         29,780       9.3%     22,440    13.5%      5,419     4.0%     4,924      5.0%     4,549       7.7%
                               ---------------------------------------------------------------------------------------------------
Total Loans                    $321,483     100.0%   $166,570   100.0%   $134,197   100.0%   $97,847    100.0%   $59,108     100.0%
                               ========     =====    ========   =====    ========   =====    =======    =====    =======     =====

      (a) includes $99.1 million remaining of the $101.9 originated ARMs and $54.6 million of purchased HEL.

     The following table sets forth the changes in the loan portfolio for the past five years at December 31:

                                      1999                 1998                1997                1996               1995
                             ---------------------   -----------------   -----------------   -----------------   ------------------
(In thousands)                 Amount     Change %   Amount   Change %   Amount   Change %  Amount    Change %   Amount    Change %
                             ---------------------   -----------------   -----------------   -----------------   ------------------
Commercial & industrial        $ 43,441       4.7%   $ 41,502   104.0%   $ 20,347    13.3%   $17,965     96.9%   $ 9,125      31.3%
Loans secured by real
estate:
  Non-residential properties     52,312     -12.6%     59,845   -10.0%     66,526    59.6%    41,674     76.5%    23,612      57.2%
  Residential properties       178,132 (a)  570.6%     26,565   -8.1%      28,891    25.4%    23,044     43.7%    16,034      68.5%
  Construction                   17,818       9.9%     16,218    24.6%     13,014    27.3%    10,223     79.2%     5,705     341.2%
Lease financing                       0                             0           0   -100.0%       17    -79.5%        83     -75.2%
Loans to individuals             29,780      32.7%     22,440   314.1%      5,419    10.1%     4,924      8.2%     4,549      37.5%
                               ---------------------------------------------------------------------------------------------------
Total Loans                    $321,483      93.0%   $166,570    24.1%   $134,197    37.2%   $97,847     65.5%   $59,108      62.3%
                               ========     =====    ========   =====    ========   =====    =======    =====    =======     =====

      (a) includes $99.1 million remaining of the $101.9 originated ARMs and $54.6 million of purchased HEL.

The following table shows the contractual loan maturities:

(In thousands)          Real Estate - Non-Residential Properties           Commercial & Industrial
                         1999       1998        Change        %          1999        1998      Change         %
                      ---------------------------------------------    --------------------------------------------
Within 1 Year         $ 26,553    $34,235     $  (7,682)     -22.4%    $17,439     $20,509     $(3,070)      -15.0%
1 to 5 Years            21,408     23,351        (1,943)      -8.3%     15,422      12,115       3,307        27.3%
After 5 Years            4,351      2,259         2,092       92.6%     10,580       8,878       1,702        19.2%
                      ---------------------------------                -------------------------------
Total                 $ 52,312    $59,845     $  (7,533)     -12.6%    $43,441     $41,502     $ 1,939         4.7%
                      =================================                ===============================

                          Real Estate - Residential Properties                     Consumer
                         1999       1998        Change        %          1999        1998      Change         %
                      ---------------------------------------------    --------------------------------------------
Within 1 Year         $ 12,497    $12,923     $    (426)      -3.3%    $ 3,449     $ 4,757     $(1,308)      -27.5%
1 to 5 Years            59,632      6,533        53,099      812.8%     24,917      16,965       7,952        46.9%
After 5 Years          106,003      7,109        98,894    1,391.1%      1,414         718         696        96.9%
                      ---------------------------------                -------------------------------
Total                 $178,132    $26,565     $ 151,567      570.6%    $29,780     $22,440     $ 7,340        32.7%
                      =================================                ===============================

                               Real Estate - Construction                      Total Portfolio
                         1999       1998        Change        %          1999        1998      Change         %
                      ---------------------------------------------    --------------------------------------------
Within 1 Year         $ 13,176    $13,900     $    (724)      -5.2%     $73,114    $86,324    $(13,210)      -15.3%
1 to 5 Years             4,642      2,318         2,324      100.3%     126,021     61,282      64,739       105.6%
After 5 Years                0          0             0        0.0%     122,348     18,964     103,384       545.2%
                      ---------------------------------                --------------------------------
Total                 $ 17,818    $16,218     $   1,600        9.9%    $321,483   $166,570    $154,913       93.6%
                      =================================                ===============================


                                                                        18 of 62

ASSET QUALITY

      Principal earning assets are loans. Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan. A borrower's inability to repay the loan can create the risk of nonaccrual loans, past due loans, restructured loans and potential problem loans.

      Non-performing loans are loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and loans past due 90 days or greater, still accruing interest. Management has evaluated these non-performing loans and determined that they are both well collateralized and in the process of collection. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Until the loan becomes current, any payments received from the borrower are applied totally to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

      Credit risk is minimized by ensuring loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins at the initial time of discussion the origination of a loan with a borrower. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval. The loan portfolio is also subject to periodic internal review for credit quality and an outside firm is used to conduct internal reviews.

      The following table sets forth information concerning non-accrual loans and non-performing assets at December 31 for the past five years:

(In thousands)                         Dec-99   Dec-98  Dec-97 Dec-96   Dec-95

Nonaccrual by category

Real Estate                               720    2,297     861    639        0
Consumer                                    0        0      82      3       78
Commercial                                692        0       0     10        0
Lease Financing Receivable                  0        0       0     17        0
------------------------------------------------------------------------------
Total                                   1,412    2,297     943    669       78
==============================================================================

Past Due 90 or more and still accruing
interest

Real Estate                               159      790     206    156      578
Consumer                                    7        7       0     28        0
Commercial                                  0      803     346     77      111
Lease Financing Receivable                  0        0       0      0       41
------------------------------------------------------------------------------
Total                                     166    1,600     552    261      730
==============================================================================

------------------------------------------------------------------------------
Total Non Performing Loans              1,578    3,897   1,495    930      808
==============================================================================

OREO Property                           1,505        0       0      0        0
Other Asset - (1)                           0    1,131       0      0        0

------------------------------------------------------------------------------
Total NonPerforming Assets              3,083    5,028   1,495    930      808
==============================================================================

NonPerforming loans to total loans       0.49%    2.34%   1.11%  0.95%    1.37%

NonPerforming assets to total assets     0.70%    1.97%   0.70%  0.54%    0.66%

Allowance for loans losses as a
  percentage of non-performing loans    137.71%  46.83%  88.43%  95.27%   69.55%

(1) reflects the value of an impaired asset associated with an unauthorized overdraft


                                                                        19 of 62

      Nonaccrual loans decreased $0.9 million from $2.3 million at year end 1998 to $1.4 million at December 31, 1999. The decrease in nonaccrual loans is substantially a result of charge-offs and a $617 thousand nonaccrual loan that was replaced by a new loan to new borrowers. The loans past due 90 days or more and still accruing interest are well collateralized and in the process of collection. These loans decreased from $1.6 million at December 31, 1998 to $166 thousand at December 31, 1999 as a result of collection efforts. In the fourth quarter of 1999, a nonaccrual loan was foreclosed upon and reclassified as OREO property with a carrying value of $759 thousand. The other asset - check kiting that occurred in the fourth quarter of 1998 is now a part of the OREO property balance. The remaining balance of this asset is $746 thousand, which represents equity in a house owned by the spouse of the debtor, who has turned the residence over to the Bank. This property was subsequently sold in March 2000 without incurring any additional loss. Both OREO properties are carried at the lower of cost or market, less estimated selling costs at December 31, 1999.

      For 1998, nonaccrual loans increased $1.4 million from $943 thousand at year end 1997 to $2.3 million at December 31, 1998. The increase in nonaccrual loans is substantially the result of the decision to place two real estate secured loans on nonaccrual status due to delinquent payments. This increased the ratio of non-performing loans to total loans to 2.34% at December 31, 1998 from 1.11% at December 31, 1997. The interest income that would have been recorded had these nonaccrual loans performed under the original contract terms was $227 thousand for 1998 and $92 thousand for 1997. At December 31, 1998, $1.6 million in loans were contractually past due greater than 90 days but still accruing interest, compared to $552 thousand for the year ending December 31, 1997. The increase in loans past due more than 90 days, along with the increase in nonaccrual loans, in addition to the $1.3 million check-kiting other asset increased the 1998 non-performing asset to total asset ratio to 1.97% from 0.70% at December 31, 1997.

      At the dates indicated in the above table, there were no concentration of loans to any borrowers or group of borrowers exceeding 10% of the total loan portfolio and there were no foreign loans.

      There were no other loans, other than those shown above, that causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms as of December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

      The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any subsequent recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by management, by an independent loan review function and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense whereas the allowance is reduced by net charge-offs (i.e., loans judged to be not collectable are charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate to provide for potential losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies have in the past and may in the future require the Bank to make additional adjustments based on their judgments about information available to them at the time of their examination.


                                                                        20 of 62

      Allowance for loan losses totaled $2.2 million, $1.8 million, $1.3 million, $886 thousand and $562 thousand at December 31, 1999, 1998, 1997, 1996, and 1995, respectively. The 1999 increase in the allowance is due to the continued increase in the loan portfolio, an increase in the reserve factors on certain loan types that were used to determine reserve levels, increased charge-offs incurred during the year, as well as the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers and general economic conditions. These factors were partially offset during 1999 by a shift in the composite of the portfolios toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial related loans.

      The following is a reconciliation summary of the allowance for loan losses for the past five years:

(In thousands)                           1999     1998    1997    1996     1995
--------------                           ----     ----    ----    ----     ----
Balance at beginning of year           $1,825   $1,322   $ 886    $562     $380
Charge-offs:
    Real estate                           871      254       55     --       49
    Consumer                              130       15        3      6        1
    Commercial and industrial             432       60       10     44       --
    Leasing financing                      --       --       --     43       --
                                       ------   ------   ------   ----     ----
Total Charge-offs                       1,433      329       68     93       50
Recoveries:
     Real estate                            2       23        6     --        3

     Consumer                              20        5       --     --       --
     Commercial and industrial             16       --       --     --       --

Total recoveries                           38       28        6     --        3
                                       ------   ------   ------   ----     ----

Total net charge-offs                   1,395      301       62     93       47
                                       ------   ------   ------   ----     ----
Provision charged to expense            1,743      804      498    417      229
                                       ------   ------   ------   ----     ----
Balance of allowance at end of year    $2,173   $1,825   $1,322   $886     $562
                                       ======   ======   ======   ====     ====
Ratio of net charge-offs to
average loans outstanding               0.59%    0.21%    0.05%   0.12%    0.11%
Ratio of allowance to total loans,
net of guaranteed SBA loans held
for sale                                0.68%    1.12%    1.01%   0.93%    1.01%

      The ratio of allowance to total loans decreased to .68% in 1999 from 1.12% in 1998, respectively, due to the shift in the portfolio mix. The 1999 increase in loans of $154.9 million was primarily due to the residential mortgage increase of $151.6 million. Residential mortgage loans have a general reserve rate of .25% and, as a result, decreased the overall ratio of allowance to loans. In addition, purchased loans are carried at the amount of undiscounted estimated future cash collections and therefore have no allowance account allocated to them.

   The following table sets forth, for each of the major lending areas, the amount of the allowance for loan losses attributable to such category and the percentage of total loans represented by such category, as of December 31, of each year:

                                      1999                 1998                1997                1996               1995
                             ---------------------   -----------------   -----------------   -----------------   ------------------
                                            % of                 % of               % of                % of                % of
(In thousands)                 Amount    All Loans   Amount   All Loans  Amount  All Loans   Amount  All Loans   Amount  All Loans
                             ---------------------   -----------------   -----------------   -----------------   ------------------
Balance Applicable to:
Commercial & Industrial        $    738      13.5%   $    741     24.9%  $    267    15.2%   $   152     18.4%   $    96      15.4%
Real Estate:
  Non-residential properties        404      16.3%        663     35.9%       555    49.6%       336     42.6%       187      40.0%
  Residential properties            461      55.4%         96     16.0%       340    21.5%       247     23.6%        92      27.1%
  Construction                      316       5.5%        160      9.7%       107     9.7%        82     10.4%       121       9.7%
Lease Financing                       0       0.0%          0      0.0%         0     0.0%         4      0.0%         1       0.1%
Consumer                            254       9.3%        165     13.5%        53     4.0%        65      5.0%        65       7.7%
                               --------     -----    --------    -----   --------   -----    -------    -----    -------     -----
Total                          $  2,173     100.0%   $  1,825    100.0%  $  1,322   100.0%   $   886    100.0%   $   562     100.0%
                               ========     =====    ========   =====    ========   =====    =======    =====    =======     =====


                                                                        21 of 62

INVESTMENT SECURITY PORTFOLIO

      The investment security portfolio is maintained for asset-liability risk control purposes and to provide an additional source of funds. The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, selected state and municipal obligations, corporate securities and equity securities. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase.

      At December 31, 1999, the investment security portfolio totaled $74.3 million, comprised of $40.1 million in securities available for sale and $34.3 million in securities held to maturity. The portfolio increased $33.4 million; the available for sale portfolio increased $18.6 million and the held for maturity portfolio increased $14.8 million. The increase in investment securities represents the investing of new deposits in excess of loan demand during the first two quarters of the year. At December 31, 1999, no investment securities were classified as trading securities.

      At December 31, 1998, $19.4 million of investment securities were classified as held to maturity and $21.5 million were classified as available for sale. At December 31, 1998, no investment securities were classified as trading securities. Total investment securities were $40.9 million, relatively unchanged from 1997, when the balance was $41.3 million. The portfolio remained unchanged due to economic conditions of lower interest rates and management's decision to grow the loan portfolio.

      The following table sets forth the security portfolio summary for the past two years:

(In thousands)                                  1999                  1998
                                       Amortized    Fair     Amortized     Fair
                                         Cost       Value      Cost       Value
                                         ----       -----      ----       -----
AVAILABLE FOR SALE
Due in one year or less                 $   246    $   246    $   516    $   518
Due after one year through five years     9,443      9,322        658        671
Due after five years through ten years    6,000      5,788          0          0
Due after ten years                       2,661      2,602      4,371      4,401
Mortgage-backed securities               19,808     19,090     14,910     14,771
Corporate stocks                          3,255      3,051      1,242      1,129
                                        -------    -------    -------    -------
    Total available for sale            $41,412    $40,099    $21,697    $21,490
                                        =======    =======    =======    =======

HELD TO MATURITY
Due in one year or less                 $     0    $     0    $ 1,507    $ 1,506
Due after one year through five years    13,500     13,027      1,500      1,425
Due after five years through ten years    5,245      4,674      1,250        970
Due after ten years                       1,500      1,416          0          0
Mortgage-backed securities               14,005     13,153     15,182     15,188
                                        -------    -------    -------    -------
    Total held to maturity              $34,250    $32,270    $19,439    $19,089
                                        =======    =======    =======    =======


                                                                        22 of 62

The following table sets forth the security maturity distribution for the past two years:

                                                            1999                            1998
(In thousands)                                Amortized       Fair   Average  Amortized   Fair    Average
                                                 Cost        Value    Yield      Cost     Value    Yield
                                                 ----        -----    -----      ----     -----    -----
Available for sale
U.S. Treasury                   Under 1 year   $    --     $    --      --    $   243    $   244    5.01%
                                1-5 years        6,988       6,897    5.10%         0          0       0

U.S. Government Agencies        Under 1 year        45          45    6.20%     4,309      4,339    6.11%
                                Over 10 years    1,697       1,680    6.20%        --         --      --

U.S. Government sponsored       Under 1 year        --          --      --      5,105      5,008    5.28%
   Agencies and corporations    1-5 years        2,000       1,969    6.32%         0          0
                                5-10 years       6,973       6,736    6.43%     9,867      9,826    6.11%
                                Over 10 years   18,835      18,142    6.47%        --         --      --

State and municipal             Under 1 year       201         201    4.19%       273        274    4.04%
                                1-5 years          454         456    4.41%       658        671    4.35%

Other                           Under 1 year       580         376    0.00%       612        498    0.00%
                                1-5 years        2,675       2,675    6.50%       630        630    4.00%
                                Over 10 years      964         922    6.41%        --         --      --
                                               -------------------            ------------------
Total                                          $41,412     $40,099    6.09%   $21,697    $21,490    5.62%
                                               ===================            ==================

Held to maturity

U.S. Government Agencies        Under 1 year   $    --     $    --      --    $ 2,750    $ 2,395    2.97%
                                5-10 years          --          --      --      1,007      1,007    4.74%

U.S. Government sponsored       Under 1 year        --          --      --        593        594    6.00%
   agencies and corporations    1-5 years       13,500      13,027    5.74%         0          0
                                5-10 years       5,667       5,082    5.39%       543        544    5.98%
                                Over 10 years   15,083      14,161    6.49%    14,046     14,050    6.46%

Other                           1-5 years           --          --      --        500        499    4.30%
                                               -------------------            ------------------
Total                                          $34,250     $32,270    6.02%   $19,439    $19,089    5.80%
                                               ===================            ==================

DEPOSITS AND BORROWINGS

      Deposits are the primary source of funds. Deposits and borrowings increased $183.7 million (81.0%) to $410.5 million at December 31, 1999 from $226.9 million at December 31, 1998. Because of promotional efforts in connection with the new branches in the first two quarters of 1999 and to satisfy liquidity needs late in the year, interest paying demand deposits, which include the premium rate money market account, increased $63.8 million to $104.3 million (157.1%) at December 31, 1999 from $40.6 million at December 31, 1998. Borrowings increased and totaled $53.0 million at December 31, 1999 as a result of the need to provide funding for committed loans. Time deposits increased $48.4 million to $150.2 million at December 31, 1999 from $101.8 million at December 31, 1998. Time deposits of less than $100 thousand increased $5.4 million (7.4%) to $79.1 million at December 31, 1999 from $73.7 million at December 31, 1998. Time deposits of more than $100 thousand increased $42.9 million (152.5%) to $71.1 million at December 31, 1999 from $28.2 million at December 31, 1998. The result of the promotional activities, the increased reliance on time deposits over $100 thousand, and the borrowings was to increase the cost of funds (including non-interest bearing demand deposits) to 3.82% for 1999 from 3.46% for 1998.

      For 1998, deposit balances grew $34.4 million, or 17.9%, to $226.9 million at December 31, 1998, compared to year-end 1997 deposits of $192.4 million. This growth was achieved through the combination of expansion of the branch network, emphasis on customer service, competitive rate structures and selective marketing. The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships. From December 31, 1997 to December 31, 1998, the level of noninterest-bearing demand deposits increased from $41.4 million, or 21.4% of total deposits, to $50.1 million, or 22.1% of total deposits. In addition, time deposits increased from $75.9 million at


                                                                        23 of 62

December 31, 1997 to $101.8 million at December 31, 1998, an increase of $11.6 million, or 11.4%. Between 1997 and 1998, interest bearing demand deposits increased from $29.9 million to $40.6 million, a $10.7 million or 35.8% increase. Between 1997 and 1998, savings and money market deposits increased from $61.1 million to $74.9 million, a $13.8 million or 22.6% increase. There are no foreign deposits.

      The following are the deposits' average and period-end amounts for the last three years at and for the years ended December 31:

Year Ended December 31,        1999              1998              1997
(In Thousands)           Amount     %      Amount     %      Amount     %
AVERAGE BALANCE:
NOW deposits           $ 87,884   28.1%  $ 36,162   17.5%  $ 15,945    9.3%
Savings deposits         17,260    5.5%    13,811    6.6%    28,534   16.6%
Money market deposits    18,053    5.8%    18,557    9.0%     9,163    5.3%
Time deposits           139,187   44.4%    96,969   46.9%    85,128   49.5%
Demand deposits          50,663   16.2%    41,250   20.0%    33,330   19.4%
                       ---------------   ---------------   ---------------
Total deposits         $313,047  100.0%  $206,749  100.0%  $172,100  100.0%
                       ===============   ===============   ===============

At December 31,                1999              1998              1997
(In Thousands)           Amount     %      Amount     %      Amount     %
ENDING BALANCE:
NOW deposits           $104,343   29.2%  $ 40,585   17.9%  $ 29,897     15.5%
Savings deposits         18,448    5.2%    15,098    6.7%    11,938      6.2%
Money market deposits    19,462    5.4%    19,222    8.4%    19,261     10.0%
Time deposits           150,206   42.0%   101,835   44.9%    90,224     46.9%
Demand deposits          65,079   18.2%    50,120   22.1%    41,094     21.4%
                       ---------------   ---------------   -----------------
Total deposits         $357,538  100.0%  $226,860  100.0%  $192,414    100.0%
                       ===============   ===============   =================

The following shows the change in deposit product balances for the past two years:

Year Ended December 31,        1999                  1998
(In Thousands)           Amount      %         Amount       %
CHANGE IN DEPOSITS:
NOW deposits           $ 63,758    157.1%    $ 10,688     35.7%
Savings deposits          3,350     22.2%       3,160     26.5%
Money market deposits       240      1.2%         (39)    -0.2%
Time deposits            48,371     47.5%      11,611     12.9%
Demand deposits          14,959     29.8%       9,026     22.0%
                       --------              --------
Total deposits         $130,678     57.6%    $ 34,446     17.9%
                       =================     =================


                                                                        24 of 62

The following is the maturity distribution of time deposits for the last two years:

Time Deposit Maturities        3       Over 3       Over
 (In thousands)              Months   Through     Through    Over
                            Or less    1 year     3 years   3 years      Total
                            -------    ------     -------   -------      -----
At December 31, 1999
$100,000 or more            $50,498    $17,151    $ 2,949    $  504     $71,102
Less than $100,000          $19,710    $34,846    $22,586    $1,962     $79,104

At December 31, 1998
$100,000 or more            $18,748    $ 7,685    $ 1,731    $    0     $28,164
Less than $100,000          $24,784    $36,665    $11,020    $1,202     $73,671

INTEREST RATE SENSITIVITY

      The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and liquidity requirements, and actively manage risk with the Board approved guidelines. The Company seeks to reduce the vulnerability of the operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee ("ALCO") of the Board of Directors. The ALCO reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

      The Company uses various techniques to evaluate risk levels on both a short and long-term basis. One of the monitoring tools is the "gap" ratio. A gap ratio, as a percentage of assets, is calculated to determine the maturity and repricing mismatch between interest rate-sensitive assets and interest rate-sensitive liabilities. A gap is considered positive when the amount of interest rate-sensitive assets repricing exceeds the amount of interest rate-sensitive liabilities repricing in a designated time period. A positive gap should result in higher net interest income with rising interest rates, as the amount of the assets repricing exceed the amount of liabilities repricing. Conversely, a gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets, and lower rates should result in higher net interest income.

      The following table sets forth the gap ratio at December 31, 1999. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest bearing sources of funds. Core deposits, such as demand interest, savings, and money market deposits, are allocated based on their expected repricing in relation to changes in market interest rates. As an example, the rate on demand interest accounts is expected to increase just 1/3 of 1% of the change in the Federal Funds rate. Accordingly, 1/3 or 33% of the balances is represented on the table as repricing within six months.

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

      Other models are also used in conjunction with the static gap table, which is not able to capture the risk to changing spread relationships over time, the effects of projected growth in the balance sheet, or dynamic decisions such as the modification of investment maturities as a rate environment unfolds. For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are


                                                                        25 of 62
combined to produce a range of potential income results. Net interest income is managed within guideline ranges for interest rates rising or falling by 300 basis points. Results outside of guidelines require action by the ALCO to correct the imbalance. Simulations are typically created over a 12-24 month time horizon. At December 31, 1999 these simulations show that with a 300 basis point increase in interest rates, net interest income would show a 8.67% decline in the first 12 months. A 8.67% decline in net interest income would have resulted in a reduction of $949.4 million in pre-tax income. A decline of 300 basis points in interest rates would increase net interest income 12.8% or a $1401.6 million pre-tax income increase. These variances in net interest income are not within the board-approved guidelines of +/- 7%.

      Finally, to measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company's variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points, is a decline of 3.16% in a rising rate environment and an increase of 2.68% in a falling rate environment. The decline of 3.16% in the EVPE in a rising rate environment is not within board approved guidelines of +/- 3.00%.

      The Company is taking several specific actions to bring the interest rate risk ratios within board approved levels. Investment portfolio cash flows are utilized to pay down short-term borrowings. The Company is seeking to grow core deposits to replace short-term large CD balances. Competitive rates are being offered on longer term certificates of deposits. The Company is focusing on floating rate SBA loan originations.

                                                          More than    More than    More than    More than
                                            Six months     one year    two years    five years   ten years
                                Under six     Through      Through      through    through ten    and not
(In thousands)                    Months     one year     two years   five years      Years      repricing      Total
--------------                    ------     --------     ---------   ----------      -----      ---------      -----
           Assets
Cash & due from banks           $      --    $      --    $      --    $      --     $    --      $ 15,121     $  15,121
Investment securities               9,739        1,503       17,050       22,189      15,702         8,166        74,349
Loans                              74,276       19,898       27,045      153,747      30,967        16,600       322,533
Other assets                            0            0            0            0           0        26,966        26,966
                                ---------    ---------    ---------    ---------     -------      --------     ---------
   Total Assets                 $  84,015    $  21,401    $  44,095    $ 175,936     $46,669      $ 66,853     $ 438,969
                                =========    =========    =========    =========     =======      ========     =========
       Liabilities and
    Shareholders' Equity

Non interest demand             $      --    $      --    $      --    $      --     $    --      $ 65,079     $  65,079
Interest demand                    80,002            0        6,709       14,371       3,261             0       104,343
Savings deposits                   18,466            0        3,265       12,974       3,205             0        37,910
Time deposits                      90,485       31,719       24,445        3,194         363             0       150,206
Other debt                         53,000            0            0            0           0             0        53,000
Other liabilities                       0            0            0            0           0         6,639         6,639
Shareholders' Equity                    0            0            0            0           0        21,792        21,792
  Liabilities and
                                ---------    ---------    ---------    ---------     -------      --------     ---------
     Shareholders' Equity       $ 241,953    $  31,719    $  34,419    $  30,539     $ 6,829      $ 93,510     $ 438,969
                                =========    =========    =========    =========     =======      ========     =========
Gap                             $(157,938)   $ (10,318)   $   9,676    $ 145,397     $39,840      $(26,657)    $      (0)
Cumulative Gap                  $(157,938)   $(168,256)   $(158,580)   $ (13,183)    $26,657      $     (0)    $      (0)
Cumulative Gap to total assets     -36.0%       -38.3%       -36.1%        -3.0%         6.1%          0.0%          0.0%


                                                                        26 of 62

OPERATING, INVESTING, AND FINANCING

      For December 31, 1999, cash and cash equivalents decreased $17.4 million to $15.1 million at December 31, 1999 from $32.5 million at December 31, 1998. Net cash used in operating activities increased $5.6 million, totaling $6.5 million at December 31, 1999 compared to $0.9 million at December 31, 1998. This was primarily due to the net loss of $3.3 million, tax receivables of $2.9 million and increased interest receivable of $2.0 million. Net cash used in investing activities increased $155.0 million to $192.7 million in 1999, compared to $37.7 million during the prior year. This was primarily from an increase in loan activities of $125.0 million and a net increase in securities investing activities of $33.4 million. Net cash provided by financing activities increased $143.3 million to $181.8 million at December 31,1999, compared to $38.5 million provided a year earlier, primarily attributed to a $96.3 million deposit decrease and a $53.0 borrowing increase.

      For December 31, 1998, cash and cash equivalents decreased $129 thousand from December 31, 1997 to $32.5 million. Net cash used in operating activities totaled $0.9 million, compared to 1997's provided by of $0.9. This was primarily due to the $1.6 million increase in other assets. Net cash used in investing activities decreased $2.7 million to $37.7 million in 1998, compared to $40.4 million during the prior year. This was primarily from an initial $6 million funding of company owned life insurance policies used to fund benefit plans for certain members of executive management (of which all but one policy was cancelled in 1999), a decrease in loan activities of $4.2 million and a net decrease in securities investing activities of $4.6 million. Net cash provided by financing activities totaled $38.4 million, compared to $38.7 million provided a year earlier, primarily attributed to a $4.4 million deposit decrease and a net $4.1 million stock increase.

LIQUIDITY

      The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Bank Holding Company

      The principal source for funds for the holding company are dividends paid by the Bank. The Bank is currently restricted from paying dividends to the holding company because its tier 1 capital to average assets ratio is less than six percent. Because of the capital ratios, the Company and the Bank have agreed to enter into a memoranda of understanding with its regulators. The memoranda require the Company to raise capital, establish procedures to provide updates to the regulators every 30 days on the progress, adopt certain policies and review management. In addition, the Company must notify its regulators in writing 30 days prior to any proposed declaration of dividends on its common stock. At December 31, 1999 the holding company had $0.6 million in cash and $376 thousand in marketable securities, valued at fair market value.

Consolidated Bank

      Liquidity is a measure of the ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

      Total deposits and borrowings amounted to $410.5 million, as of December 31, 1999. The Company has augmented liquidity from the deposit portfolio with $53 million in borrowings from the FHLB of New York. At December 31, 1999, $982 thousand from the FHLB of New York was available for borrowing.

      As of December 31, 1999, deposits included $42.7 million from two municipalities. These deposits are of short duration, and are very sensitive to price competition. If these deposits were to be withdrawn, in


                                                                        27 of 62
whole or in part, it would negatively impact liquidity. At December 31, 1999, the Bank had commitments to fund approximately $17.8 million in residential mortgage loans through the CMA subsidiary.

      To increase liquidity, the higher rate money market accounts were again offered in December 1999. Although these accounts may increase interest expense, they will help the Bank meet its liquidity needs.

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

      In addition to the risk-based guidelines, regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4%. For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

      In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. Due to losses incurred during 1999, the Company and the Bank failed to meet their minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999. Because the Bank failed to satisfy the minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. At December 31, 1999, the Company's average asset leverage ratio was 4.35%, the Company's total risk based capital ratio was 6.88% and the Company's Tier 1 risk based capital ratio was 6.17%. The Bank's ratios were 4.01%, 6.33%, and 5.62%, respectively. Minimum required ratios under both FRB and FDIC regulations are 4%, 8%, and 4%, respectively. Because of the capital ratios, the Company and the Bank have entered into memoranda of understanding with the state and federal regulators. The memoranda require the Company and the Bank to raise capital, establish procedures to update the regulators every 30 days on the Company's progress, adopt certain policies and review the Company's management. The Company is prohibited from paying a common dividend to its shareholders, and the Bank is prohibited from paying a dividend to the Company, if, after giving effect to the dividend, either the Company or the Bank would not meet all minimum capital ratios. In addition, even if a proposed dividend would not leave the Company undercapitalized, the Company must notify its regulators in writing 30 days prior to any proposed dividend.

      During the first quarter of 2000, the Company undertook an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in gross proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8965 per share. The Bank is expected to receive approximately $4.0 million of the proceeds from the Company in March 2000.


                                                                        28 of 62

      In connection with the memorandum of understanding, and because the Bank was deemed "undercapitalized" pursuant to the FDIC's prompt corrective action regulations at September 30, 1999, the Company and the Bank submitted a capital plan to the FDIC and the New Jersey Department of Banking and Insurance. Under this plan, in addition to the sale of preferred stock previously discussed, the Company contemplated selling assets as a way to enhance its capital ratios both through the reduction of assets and through income earned on the sale. Pursuant to this portion of the Bank's capital plan, the Bank sold $36.4 million in adjustable rate one-to-four family mortgages (ARM's) on March 7, 2000. The purchase price for these mortgages, which were sold servicing released and without recourse was $35.6 million. $37.8 million of ARM loans were reclassified at December 31, 1999 from held to maturity to held for sale in the amount of $36.4 million. This resulted in an after tax realized valuation loss of $891 thousand.

      As a result of the March 2000 preferred stock offering and the sale of loans previously discussed, the Company and Bank now meet all of the minimum federal capital requirements.

      The following table summarizes the holding company's risk based and leverage capital ratios at December 31, 1999 and 1998, as well as the required minimum regulatory capital ratios:

                                                       Adequately       Well
  Company                           Dec.       Dec.    Capitalized   Capitalized
                                    1999       1998   Requirements   Provisions
--------------------------------------------------------------------------------
Total risk-based capital ratio      6.88%     14.85%       8.00%      10.00%
Tier 1 risk-based capital ratio     6.17%     13.89%       4.00%       6.00%
Leverage ratio                      4.35%     10.87%       4.00%       5.00%

      The following table summarizes the Bank's risk based and leveraged capital ratios at December 31, 1999 and 1998, as well as the required minimum regulatory capital ratios.

                                                       Adequately       Well
  Bank                              Dec.       Dec.    Capitalized   Capitalized
                                    1999       1998   Requirements   Provisions
--------------------------------------------------------------------------------
Total risk-based capital ratio      6.33%      9.80%       8.00%      10.00%
Tier 1 risk-based capital ratio     5.62%      8.84%       4.00%       6.00%
Leverage ratio(1)                   4.01%      7.09%       4.00%       5.00%

(1) The New Jersey Department of Banking and Insurance has imposed a tier 1 capital to average asset ratio of 6%.

      Shareholders' equity decreased $4.6 million (17.3%) to $21.8 at December 31, 1999 compared to $26.3 million at December 31, 1998. This decrease was the result of the $3.4 million net loss, $0.9 million dividends paid, $0.5 million treasury stock net purchase, $0.7 million accumulated other comprehensive loss, and $1.1 million net stock issuance, primarily relating to the CMA acquisition.

      For 1998, shareholders' equity increased $6.3 million (31.5%) to $26.3 million at December 31, 1998 compared to $20.0 million at December 31, 1997. This increase was the result of the $2.1 million net income, $0.5 million dividends paid, $5.6 million warrant conversion, $1.7 million treasury stock purchase, $0.1 million accumulated other comprehensive loss, and $0.9 million of dividend reinvestment plan, grants, options and cumulative FAS 133 implementation effect


                                                                        29 of 62

IMPACT OF INFLATION AND CHANGING PRICES

      The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the operations. Unlike most industrial companies, nearly all the assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

COMMON STOCK PRICES/DIVIDEND PAID

The table below shows by quarter the range of high, low and quarter-end closing sale prices for Unity Bancorp, Inc. common stock and the cash dividends paid per common share.

                                                               Cash
     1999                                                   Dividends
   Quarter          High           Low          Close          Paid
-------------------------------------------------------------------------
First              $11.00         $9.31        $10.00         $0.06
Second             $12.00         $9.63        $11.75         $0.06
Third              $11.75         $6.38        $ 6.88         $0.06
Fourth             $ 8.50         $4.75        $ 6.00         $0.06

      Unity Bancorp, Inc. authorized a 5% stock dividend, made on January 8, 1999 to shareholders of record as of December 21, 1998.


                                                                        30 of 62

ITEM 7. FINANCIAL STATEMENTS

      The information required by this item is filed herewith.

                              UNITY BANCORP, INC.

            FINANCIAL STATEMENTS - DECEMBER 31, 1999, 1998 AND 1997

                                 TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT


                                    31 of 62

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
Board of Directors of
Unity Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Unity Bancorp, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Unity Bancorp, Inc, as of December 31, 1998 and for each of the years in the two year period ended December 31, 1998 were audited by other auditors whose report thereon dated January 22, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Unity Bancorp, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

KPMG LLP

Short Hills , New Jersey
March 22, 2000


                                    32 of 62

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Unity Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Unity Bancorp, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity Bancorp, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States.


                                           ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 22, 1999


                                                                        33 of 62

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

(In thousands, except share amounts)

                          ASSETS                                              1999        1998
                          ------                                              ----        ----
Cash and due from banks                                                     $15,121     $15,388
Federal funds sold                                                                0      17,100
                                                                           --------    --------
         Total cash and cash equivalents                                     15,121      32,488
                                                                           --------    --------

Securities (Note 3):
  Available for sale, at fair value                                          40,099      21,490
  Held to maturity, at amortized cost (aggregate fair value of $32,270
    and $19,089  in 1999 and 1998, respectively)                             34,250      19,439
                                                                           --------    --------
         Total securities                                                    74,349      40,929
                                                                           --------    --------

Loans held for sale - SBA loans                                               3,745       3,569
Loans held for sale - ARM loans                                              36,362          --
Loans held to maturity                                                      281,376     163,001
                                                                           --------    --------
    Total loans (Notes 4 and 5)                                             321,483     166,570
    Plus: Deferred Costs                                                      1,049         222
    Less: Allowance for loan losses                                           2,173       1,825
                                                                           --------    --------
         Net loans                                                          320,359     164,967
                                                                           --------    --------

Premises and equipment, net (Note 6)                                         12,370       4,559
Accrued interest receivable                                                   2,862       1,163
Cash surrender value of insurance policies  (Note 10)                         2,203       6,000
Other real estate owned                                                       1,505           0
Other assets (Note 11)                                                       10,200       4,506
                                                                           --------    --------
         Total Assets                                                      $438,969    $254,612
                                                                           ========    ========

      The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                        34 of 62

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

(In thousands, except share amounts)

                  LIABILITIES AND SHAREHOLDERS' EQUITY                        1999        1998
                  ------------------------------------                        ----        ----
LIABILITIES:
  Deposits (Note 7)
    Demand:
      Non-interest bearing                                                  $65,079     $50,120
      Interest bearing                                                      104,343      40,585
    Savings                                                                  37,910      34,320
     Time, $100,000 and over                                                 71,102      28,164
    Time, under $100,000                                                     79,104      73,671
                                                                           --------    --------
         Total time                                                         150,206     101,835
                                                                           --------    --------
         Total Deposits                                                     357,538     226,860
                                                                           --------    --------
    Borrowed funds (Note 7)                                                  53,000           0
    Obligation under capital leases (Note 12)                                 4,096         304
    Accrued interest payable                                                  1,199         408
    Accrued expenses and other liabilities                                    1,344         694
                                                                           --------    --------
         Total liabilities                                                  417,177     228,266
                                                                           --------    --------

Commitments and contingencies (Note 12)

Shareholders' Equity (Notes 8 and 13):
  Common stock, no par value 7,500,000 shares authorized,
    3,861,568 shares issued and 3,704,708 outstanding in 1999;
    3,759,251 shares issued and 3,668,197 outstanding in 1998                26,224      23,146
   Treasury stock,  at cost, 156,860 and 91,054 shares outstanding
      in 1999 and 1998, respectively                                         (1,762)     (1,202)
  Retained (deficit) earnings                                                (1,856)      4,534
  Accumulated other comprehensive loss, net of tax benefit                     (814)       (132)
                                                                           --------    --------
         Total Shareholders' Equity                                          21,792      26,346
                                                                           --------    --------
         Total Liabilities and Shareholders' Equity                        $438,969    $254,612
                                                                           ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                        35 of 62

                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands, except share and share amounts)
                                                                    1999          1998          1997
                                                                    ----          ----          ----
Interest Income:
  Interest on loans                                          $    19,067    $   13,355    $   11,227
  Interest on securities                                           4,107         3,487         3,137
  Interest on Federal funds sold                                     514           638           661
                                                             -----------    ----------    ----------

    Total Interest Income                                         23,688        17,480        15,025

Interest Expense on deposits                                      11,497         7,142         6,268
Interest Expense on borrowings                                     1,241            23            44
                                                             -----------    ----------    ----------

      Total Interest Expense                                      12,738         7,165         6,312
                                                             -----------    ----------    ----------

         Net Interest Income                                      10,950        10,315         8,713

Provision for loan losses (Note 5)                                 1,743           804           497
                                                             -----------    ----------    ----------

    Net Interest Income After Provision for Loan Losses            9,207         9,511         8,216

Other Income:
  Service charges on deposits                                        778           901           757
  Gain on sale of loans, net                                       3,063         2,394         1,695
  Net gain on sale of securities (Note 3)                            193           255            --
  Other income (Note 17)                                           1,572           857           591
                                                             -----------    ----------    ----------

    Total Other Income                                             5,606         4,407         3,043

Other Expenses:
  Salaries and employee benefits                                   8,710         4,743         3,927
  Occupancy expense (Note 12)                                      2,383         1,037         1,009
  Other operating expenses (Note 16)                               9,485         4,719         3,049
                                                             -----------    ----------    ----------

    Total Other Expenses                                          20,578        10,499         7,985
                                                             -----------    ----------    ----------

       (Loss) income before (benefit) provision for income
taxes                                                             (5,765)        3,419         3,274

(Benefit) provision for income taxes (Note 11)                    (2,387)        1,282         1,259
                                                             -----------    ----------    ----------

           Net (Loss) Income                                 $    (3,378)   $    2,137    $    2,015
                                                             ===========    ==========    ==========

Basic (Loss) Earnings per Share (Note 9)                     $     (0.91)   $     0.67    $     0.65

Diluted (Loss) Earnings per Share (Note 9)                   $     (0.91)   $     0.64    $     0.64

Weighted Average Shares Outstanding - Basic (Note 9)           3,723,448     3,198,813     3,114,726

Weighted Average Shares Outstanding - Diluted (Note 9)         3,723,448     3,358,844     3,148,708

 The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                        36 of 62

                               UNITY BANCORP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands)                                                      1999          1998          1997
                                                                    ----          ----          ----
Net (loss) income                                            $    (3,378)   $    2,137    $    2,015
Other comprehensive (loss) income
    Unrealized (loss) gain  on securities                         (1,106)         (266)           36
    Tax benefit (provision)                                          424           101           (14)
                                                             -----------    ----------    ----------

    Unrealized (loss) gain, net of reclassification adjustmen       (682)         (165)           22
Cumulative effect of change in accounting principle, net of
  tax                                                                  0            71             0
                                                             -----------    ----------    ----------

 Other comprehensive (loss) income                                  (682)          (94)           22
                                                             -----------    ----------    ----------

Comprehensive (loss) income                                  $    (4,060)   $    2,043    $    2,037
                                                             ===========    ==========    ==========

Disclosure of reclassification amount, net of tax
Unrealized holding (losses) gains arising during the period  $      (566)   $       (7)   $       22
Less: reclassification adjustment for gains in net income            116           158             0
                                                             -----------    ----------    ----------

Comprehensive (loss) income                                  $      (682)   $     (165)   $       22
                                                             ===========    ==========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements


                                                                        37 of 62

                               UNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    (In thousands, except per share amounts)

                                                                          Accumulated
                                                            Retained         Other         Total
                                  Common      Treasury      Earnings     Comprehensive  Shareholders'
                                   Stock       Stock       (Deficit)     Income (Loss)     Equity
                                ------------ ----------- --------------- -------------- -------------
BALANCE, December 31, 1996        $ 16,867      $     0     $ 1,183          $ (60)       $ 17,990

Cash dividends - $0.10 per

share                                   --           --        (297)            --            (297)
Issuance of common stock, net          260           --          --             --             260
Net income - 1997                       --           --       2,015             --           2,015
Other comprehensive income,
   net of taxes                         --           --          --             22              22
                                  --------      -------     -------          -----        --------
BALANCE, December 31, 1997          17,127            0       2,901            (38)         19,990
                                  ========      =======     =======          =====        ========

Cash dividends - $0.20 per

share                                   --           --        (504)            --            (504)
Issuance of common stock:
 Warrant Conversion                  5,649           --          --             --           5,649
  Dividend Reinvestment Plan           (10)         195          --             --             185
   Grants                               60          208          --             --             268
   Options                             320           60          --             --             380
 Purchase of Treasury Stock,
gross                                   --       (1,665)         --             --          (1,665)
Net income - 1998                       --           --       2,137             --           2,137
Cumulative effect of
Implementation of FASB 133
on unrealized gain on
securities available for
sale, net of taxes                      --           --          --             71              71
Other comprehensive loss,
  net of taxes                          --           --          --           (165)           (165)
                                  --------      -------     -------          -----        --------
BALANCE, December 31, 1998          23,146       (1,202)      4,534           (132)         26,346
                                  ========      =======     =======          =====        ========

Cash dividends - $0.24 per

share                                   --           --        (854)            --            (854)
 Stock dividend                      2,158           --      (2,158)            --               0
 Issuance of Common Stock:
   Stock Issuance - CMA

Acquisition                          1,100           --          --             --           1,100
   Warrant Costs                       (43)          --          --             --             (43)
    Grants                            (137)         423          --             --             286
 Purchase of treasury stock             --         (983)         --             --            (983)
 Net loss - 1999                        --           --      (3,378)            --          (3,378)
Other comprehensive loss,
   Net of taxes                         --           --          --           (682)           (682)
                                  --------      -------     -------          -----        --------
BALANCE, December 31, 1999        $ 26,224      $(1,762)    $(1,856)         $(814)       $ 21,792
                                  ========      =======     =======          =====        ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                        38 of 62

                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  (In thousands)                                                    1999        1998          1997
                                                                    ----        ----          ----
Net (loss) income                                              ($  3,378)   $  2,137      $  2,015
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities
  Provision for possible loan losses                               1,743         804           497
  Depreciation and amortization                                    1,590         447           433
  Deferred tax provision (benefit)                                   496        (262)         (202)
  Net gain on sale of securities                                    (193)       (255)            0
  Gain on sale of loans                                           (3,063)     (2,394)       (1,695)
  Stock Grants                                                       286         268             0
  (Increase) Decrease in accrued interest receivable              (1,699)        185          (295)
  Increase in other assets                                        (3,752)     (1,857)         (210)
  Increase (decrease) in accrued interest payable                    791         (85)          (41)
  Increase in accrued expenses and other liabilities                 650         113           374
                                                                --------     -------       -------
       Net cash (used in) provided by operating activities        (6.529)       (899)          876
                                                                ========     =======       =======
Investing activities:
   Purchases of securities held to maturity                      (17,494)    (14,064)      (10,020)
   Purchases of securities available for sale                    (39,596)    (86,763)      (17,000)
   Maturities and principal payments on securities held to
   maturity                                                        2,683      18,523        12,101
   Maturities and principal payments on securities available
   for sale                                                        5,175      56,596        10,814
   Proceeds from sale of securities available for sale            14,899      26,243             0
   Purchases of loans                                            (56,070)          0             0
   Proceeds from sale of loans                                    27,343      20,626        13,682
   Net increase in loans                                        (126,523)    (51,149)      (48,397)
   Redemption (Purchase) of Bank Owned Life Insurance              3,895      (6,000)            0
   Increase in deferred costs - construction in process                0      (1,001)            0
   Capital expenditures                                           (5,291)       (732)       (1,611)
   Cash payment - CMA acquisition                                 (1,700)          0             0
                                                                --------     -------       -------
     Net cash used in investing activities                      (192.679)    (37,721)      (40,431)
                                                                ========     =======       =======
Financing activities:
   Increase in deposits                                          130,678      34,446        38,859
   Increase in borrowings                                         53,000           0             0
   Proceeds from issuance of common stock, net                         0       6,019           260
   Treasury stock purchases                                         (983)     (1,665)            0
   Treasury stock DRIP dividends                                       0         195             0
   Cash dividends                                                   (854)       (504)         (395)
                                                                --------     -------       -------
     Net cash provided by financing activities                   181,841      38,491        38,724
                                                                ========     =======       =======
Decrease in cash and cash equivalents                            (17,367)       (129)         (831)
                                                                ========     =======       =======
Cash and cash equivalents at beginning of year                    32,488      32,617        33,448
                                                                --------     -------       -------
Cash and cash equivalents at end of period                     $  15,121    $ 32,488      $ 32,617
                                                                ========     =======       =======

   Supplemental disclosures : Interest paid                    $  11,947    $  7,250      $  6,311
                              Income taxes paid                      775       1,476         1,283
                                                                --------     -------       -------
                              Transfer to
                              other real estate owned:
                                 from other assets                   746           0             0
                                                                --------     -------       -------
                                 from loans                          759           0             0
                                                                --------     -------       -------
                  Change In capital lease assets                  3,691         (38)           (62)
                                                                --------     -------       -------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                        39 of 62

                               UNITY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1) ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank", or when consolidated with the Parent Company, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

            Unity Bancorp, Inc. (the "Parent Company") is a bank holding company incorporated in Delaware under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company") was granted a charter by the New Jersey Department of Banking and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 17 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey. These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank's wholly-owned subsidiary, Unity Financial Services, Inc. Unity Investment Services, Inc. is also a wholly-owned subsidiary of the Bank, used to hold part of the Bank's investment portfolio. In the first quarter of 1999, the Bank acquired Certified Mortgage Associates, Inc. ("CMA") accounted for under the purchase method of accounting. This wholly-owned subsidiary of the Bank originates residential mortgages funded by the purchasing investor and simultaneously sells residential mortgages.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Use of Estimates in the Preparation of Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts requiring the use of significant estimates include the allowance for loan losses, the carrying of loans held for sale and other real estate owned, and the fair value disclosures of financial instruments. Actual results could differ from those estimates.

      Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.

      Securities

            The Company classifies its securities into three categories: (1) held to maturity, (2) available for sale and (3) trading. Securities are classified as securities held to maturity based on management's intent and ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts on a method that approximates a level yield. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities, which are carried at market value. Realized gains and losses from trading activity and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations and are reported as a separate component of shareholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements. The cost of securities sold is


                                                                        40 of 62
      determined on a specific identification basis. Gains and losses on sales of securities are recognized in the statements of operations on the date of sale. The company has not classified any of its securities as trading.

            The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging in the third quarter of 1998 and, as result, reclassified certain securities from the held-to-maturity to available for sale classification. The Company has no derivatives or hedging products.

      Loans Held To Maturity, Loans Held For Sale, and Sale and Servicing of Small Business Administration (SBA) Loans

            Loans held to maturity are stated at the unpaid principal balance, net of unearned discounts and net deferred loan origination fees and costs. Purchased loans are carried at the amount of undiscounted estimated future cash collections that are both reasonably estimatable and probable.

            Interest is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, interest accruals are discontinued and all past due interest, previously recognized as income is reversed and charged against current period earnings. Loans are returned to an accrual status when doubt of collectability is removed and the loan is brought current as to principal and interest

           Loan origination fees, net of direct loan origination costs, are deferred and are recognized over the estimated life of the related loans as an adjustment of the loan yield.

            The Company evaluates its loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company has defined impaired loans to be all non-accrual loans. Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan's effective interest rate. Impairment can also be measured based on a loan's observable market price or the fair value of collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

            Loans held for sale are SBA loans, and for 1999, certain ARM loans, and are reflected at the lower of aggregate cost or market value.

            The Company originates loans to customers under an SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of each loan to a third party and retains the non-guaranteed portion in its own portfolio.

            To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan, retained servicing and the sold portion of the loan, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized. The retained servicing is reflected as an asset and is classified in loans for financial reporting purposes. As of December 31, 1999 and 1998, the amount of this asset was approximately $1,400,000 and $1,200,000, respectively.

            Serviced loans sold to other financial institutions are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by outside investors, amounted to approximately $65,712,000 and $44,684,000 at December 31, 1999 and 1998, respectively.


                                                                        41 of 62

      Allowance for Loan Losses

            The allowance for loan losses is maintained at a level management considers adequate to provide for potential loan losses. The allowance is increased by provisions charged to expense and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, after consideration of prevailing economic conditions in the Company's market area. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made during the year by management and a loan review consultant. A risk rating system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Although management attempts to maintain the allowance at a level deemed adequate to provide for potential losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the Company's allowance for loan losses. These agencies may require the Company to make additional provisions based on their judgments about information available to them at the time of their examination.

      Premises and Equipment

            Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, ranging from one to twenty years.

      Other Real Estate Owned

            Other real estate owned is recorded at the fair value at the date of acquisition, with a charge to the allowance for loan losses for any excess over fair value. Subsequently, other real estate owned is carried at the lower of cost or fair value, as determined by current appraisals, less estimated selling costs. Certain costs incurred in preparing properties for sale are capitalized to the extent that the appraisal amount exceeds the carry value, and expenses of holding foreclosed properties are charged to operations as incurred.

      Amortization of Intangible Assets

            The $3.9 million intangible asset, associated with the acquisition of Certified Mortgage Associates, Inc., is comprised of the $2.8 million purchase amount, amortized over eight years, being the principals' contractual term, and the remaining $1.1 million relating to the acquired negative capital and other acquisition costs is being amortized over ten years.

      Income Taxes

            The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                                                                        42 of 62

      Earnings (Loss) Per Share

            Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income
      (loss) for the period by the weighted average number of shares outstanding for the period presented adjusted for the effect of the stock options and warrants outstanding, under the treasury stock method. In periods where there is a net loss, diluted earnings per share equals basic earnings per share as inclusion of options and warrants outstanding would cause an anti-dilutive effect. All amounts have been restated for the effect of the 5% stock dividend paid on January 8, 1999.

      Comprehensive (Loss) Income

            Comprehensive (loss) income consists of net income or loss for the current period and the change in unrealized (loss) gain that was reported as a component of shareholders' equity.

      Reclassifications

            Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.


                                                                        43 of 62

(3) SECURITIES

      Information on the Company's securities portfolio at December 31, 1999 and 1998 is as follows:

                                                              1999                                          1998
(In thousands)                                         Gross       Gross    Estimated                 Gross      Gross    Estimated
                                         Amortized  Unrealized  Unrealized     Fair     Amortized  Unrealized Unrealized    Fair
                                           Cost        Gains      Losses      Value       Cost        Gains     Losses      Value
                                           ------------------------------------------     ----------------------------------------
AVAILABLE FOR SALE
US Treasury securities                     $ 6,988      $0        $   (91)    $ 6,897     $   243       $ 1      $   0     $   244
Obligations of US Government Agencies        9,742       0           (260)      9,482       4,371        35         (5)      4,401
Mortgage backed securities                  19,808       0           (718)     19,090      14,910         9       (148)     14,771
Obligations of states & political
 subdivisions                                  655       2              0         657         931        14          0         945
Federal Home Loan Bank stock                 2,675       0              0       2,675         630         0          0         630
Corporate debt securities                      964       0            (42)        922           0         0          0           0
Other corporate stocks                         580       0           (204)        376         612         3       (116)        499
                                           ------------------------------------------     ----------------------------------------
    Total available for sale               $41,412      $2        $(1,315)    $40,099     $21,697       $62      $(269)    $21,490
                                           ==========================================     ========================================

HELD TO MATURITY
Obligations of US Government Agencies      $20,245      $0        $(1,128)    $19,117     $ 3,757       $ 0      $(355)    $ 3,402
Mortgage backed securities                  14,005       0           (852)     13,153      15,182         7         (1)     15,188
Corporate debt securities                        0       0              0           0         500         0         (1)        499
                                           ------------------------------------------     ----------------------------------------
    Total held to maturity                 $34,250      $0        $(1,980)    $32,270     $19,439       $ 7      $(357)    $19,089
                                           ==========================================     ========================================

      The securities' amortized cost and estimated fair market value at December 31, 1999 and 1998, by contractual maturity, are shown below.

                                                        1999                            1998
(In thousands)                                                Estimated                       Estimated
                                              Amortized         Fair          Amortized         Fair
                                                 Cost           Value            Cost           Value
                                              -----------------------          ----------------------
AVAILABLE FOR SALE
Due in one year or less                       $   246         $   246          $   516        $   518
Due after one year through five years           9,443           9,322              658            671
Due after five years through ten years          6,000           5,788                0              0
Due after ten years                             2,661           2,602            4,371          4,401
Mortgage-backed securities                     19,808          19,090           14,910         14,771
Corporate stocks                                3,255           3,051            1,242          1,129
                                              -----------------------          ----------------------
    Total available for sale                  $41,412         $40,099          $21,697        $21,490
                                              =======================          ======================

HELD TO MATURITY
Due in one year or less                       $     0         $     0          $ 1,507        $ 1,506
Due after one year through five years          13,500          13,027            1,500          1,425
Due after five years through ten years          5,245           4,674            1,250            970
Due after ten years                             1,500           1,416                0              0
Mortgage-backed securities                     14,005          13,153           15,182         15,188
                                              -----------------------          ----------------------
    Total held to maturity                    $34,250         $32,270          $19,439        $19,089
                                              =======================          ======================

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

      Proceeds from sales of securities were $14,899,000 in 1999 and $26,243,000 in 1998. For 1999, security gains and (losses) were $287,000 and ($94,000) respectively and for 1998, $320,000 and ($65,000), respectively, totaling a net gain on security sales of $193,000 in 1999 and $255,000 in 1998.

      Securities with carrying values aggregating $18,668,000 were pledged to secure public deposits and $49,794,000 were pledged to secure borrowings at December 31, 1999.


                                                                        44 of 62

(4) LOANS

      Loans outstanding by classification as of December 31, 1999 and 1998 are as follows:

(In thousands)                                          1999        1998
                                                    --------    --------
Commercial & industrial                             $ 43,441    $ 41,502
Loans secured by real estate:
              Non-residential properties              52,312      59,845
              Residential properties                 178,132      26,565
              Construction                            17,818      16,218
Loans to individuals                                  29,780      22,440
                                                    --------    --------
Total loans                                         $321,483    $166,570
                                                    ========    ========

      SBA loans held for sale, totaling $3.7 million and $3.6 million at December 31, 1999 and 1998, respectively, are included in the commercial and industrial totals. ARM loans held for sale, totaling $36.4 million at December 31, 1999 are included in residential properties. There were no ARM loans held for sale at December 31, 1998.

      As of December 31, 1999 and 1998, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1,412,000 and $2,297,000, respectively, and the related valuation allowance was $219,000 and $496,000, respectively. This valuation allowance is included in the allowance for loan losses in the accompanying balance sheets. Interest income that would have been recorded during 1999 had these impaired loans performed under the original contract terms was $206,000 in 1999, as compared to $227,000 in 1998 and $92,000 in 1997. Average impaired loans for 1999, 1998, and 1997 were $1,472,000, $2,292,000, and $912,000 respectively. At December 31, 1999, $166,000 in loans was past due greater than 90 days but still accruing interest as compared to $1,600,000 at December 31, 1998. Management has evaluated these loans and determined that they are both well collateralized and in the process of collection.

      As of December 31, 1999, approximately 77% of the Company's loans were secured by real estate. As such, repayment is dependent upon both the economic environment and the real estate market in the Company's market area.

      In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company's normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)
Loans to officers, directors or their associates at December 31, 1998   $ 7,082
New loans                                                                 2,462
Repayments                                                               (5,651)
                                                                        -------
Loans to officers, directors or their associates at December 31, 1999   $ 3,893
                                                                        =======

(5) ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known. An analysis of the change in the allowance for loan losses during 1999, 1998 and 1997 is as follows:

(In thousands)                                    1999         1998        1997
                                               -------      -------     -------
Balance at beginning of year                   $ 1,825      $ 1,322     $   886
Provision charged to expense                     1,743          804         497
Loans charged-off                               (1,433)        (329)        (68)
Recoveries on loans previously charged-off          38           28           7
                                               -------      -------     -------
Balance at end of year                         $ 2,173      $ 1,825     $ 1,322
                                               =======      =======     =======


                                                                        45 of 62

(6) PREMISES AND EQUIPMENT

      The detail of premises and equipment as of December 31, 1999 and 1998 is as follows:

(In thousands)                                          1999        1998
                                                    --------    --------
Land and buildings                                  $  6,751    $  1,825
Furniture, fixtures and equipment                      6,036       2,815
Leasehold improvements                                 2,321       1,486
Less: Accumulated depreciation and amortization       (2,738)     (1,567)
                                                    --------    --------
      Net premises and equipment                    $ 12,370    $  4,559
                                                    ========    ========

      The Bank entered into a lease for a branch facility in April 1996 that met the requirements of capital lease accounting. In 1999, the Bank entered into 8 leases for locations used as branch facilities and 1 lease for a location to be used as a lending office that met the requirements of capital lease accounting. The net present value of the future minimum lease payments, included in land and buildings, is $3,971,000 and $304,000 for December 31, 1999 and 1998
respectively. The capitalized asset is contained in land and buildings and the amortization is included in accumulated depreciation and amortization. Amortization of capital leases totaled $427,000, $57,000, and $38,000 in 1999, 1998 and 1997, respectively.

      (7) DEPOSITS AND BORROWINGS

      Time deposits in denominations of $100,000 or more totaled $71,102,000 and $28,164,000 at December 31, 1999 and 1998, respectively. The following schedule is of time deposit maturities:

Time Deposit Maturities     3     Over 3 months  Over 1 year
(In thousands)            months     Through       through      Over
                         Or less     1 year        3 years     3 years  Total
                         ------------------------------------------------------
At December 31, 1999
$100,000 or more         $50,498     $17,151       $ 2,949      $  504  $71,102
Less than $100,000       $19,710     $34,846       $22,586      $1,962  $79,104

At December 31, 1998
$100,000 or more         $18,748     $ 7,685       $ 1,731      $    0  $28,164
Less than $100,000       $24,784     $36,665       $11,020      $1,202  $73,671

      Federal Home Loan Bank - New York short-term borrowings, maturing within the first six months of 2000 with an average rate of 5.86%, totaled $39,000,000 and overnight borrowings, at a 5.10% rate, totaled $14,000,000 at December 31, 1999. The average amount of borrowings was $16,971,000 in 1999. Assets underlying the borrowings included $12,528,000 in adjustable rate mortgages with a FHLB borrowing value of $11,275,000 and $49,794,000 in securities with a FHLB borrowing value of $47,395,000. There were no borrowings at December 31, 1998.

(8) SHAREHOLDERS' EQUITY

      In April 1998, the Company declared a 3 for 2 stock split and a 5% stock dividend was declared on November 23, 1998, for shareholders of record on December 21, 1998 payable January 8, 1999. All share and per share information for all periods presented in these financial statements has been adjusted to give effect to the stock dividends and the stock splits.

      In December 1996, the Company completed a stock offering resulting in the issuance of 401,500 shares of common and, attached to each share, a nontransferable warrant to purchase one share of common stock at an original exercise price of $15.75 at any time within two years after the offering expiring at the close of business on December 15, 1998. After the Company's 3 for 2 stock split in April 1998, the total number of warrants available to be exercised became 602,250 and had an exercise price of $10.50. During 1997, 3,090 warrants were exercised and 557,971 warrants were exercised in 1998. The


                                                                        46 of 62
exercising of warrants in 1998 led to an increase to capital of $5,649,000. The remaining 41,189 warrants expired at the close of business December 15, 1998.

      On April 29, 1994, the Company's shareholders approved the 1994 Employee Non-qualified Stock Option Plan (the Employee Plan) and the 1994 Non-employee Director Stock Option Plan (the Director Plan). Under the Plans, the Board of Directors may grant options to officers or non-employee directors to purchase the Company's stock. Option prices of the Plans are determined by the Board, provided however, that the option price of shares may not be less than 85% of the fair market value of shares at the date of grant. The period during which an option under either Plan may be exercised varies, but no option may be exercised after 10 years from the date of grant. As of December 31, 1999, 196,876 shares have been reserved for issuance under the Plans, 181,046 shares have been utilized leaving 15,831 shares available.

      On April 25, 1997, the Company's shareholders approved the 1997 Stock Option Plan. Under the plan, the Board of Directors may grant incentive stock options ("ISOs") and non-statutory options. Officers, employees and members of the Board of Directors of the Corporation are eligible to participate in the Plan. Options intended to qualify as Incentive Stock Options will be granted only to persons who are eligible to receive such options. The exercise price for options granted under the 1997 Option Plan will be determined by the Board of Directors at the time of the grant, but may not be less than 85% of the fair market value of the Common Stock on the date of grant or 100% for any ISO. The term during which each option may be exercised shall be determined by the Board of Directors, but in no event shall an option be exercisable in whole or in part more than ten years form the date of grant. As of December 31, 1999, 78,750 shares have been reserved for issuance under the Plan and 74,550 have been utilized leaving 4,200 shares available.

      On April 24, 1998, the Company's shareholders approved the 1998 Stock Option Plan. The specifics to this plan are similar to the 1997 Stock Option Plan. Options were granted to all employees under this plan. These employee options vest over five years, but could vest 20% each year if the Company reaches its goals. As of December 31, 1999, 236,250 shares have been reserved for issuance under the Plan and 216,977 have been utilized leaving 19,273 shares available.

      On April 30, 1999, the Company's shareholders approved the 1999 Stock Option Plan. The specifics to this plan are similar to the 1998 Stock Option Plan. As of December 31, 1999, 300,000 shares have been reserved for issuance under the Plan and 130,500 have been utilized leaving 169,500 shares available.

      Transactions under the stock option plans are summarized as follows:

                                      Number of   Exercise Price Per   Weighted Average
                                        Shares           Share          Exercise Price
                                      ----------  ------------------   ---------------------
Outstanding, December 31, 1996           78,749    $  6.17 - $  6.86        $  6.69
  Options granted                        63,316       7.28 -    8.84           8.13
  Options exercised                     (16,241)      6.17 -    7.28           6.71
  Options expired                            --                   --             --
                                      ---------
Outstanding, December 31, 1997          125,824    $  6.17 - $  8.84        $  7.41
                                      =========
  Options granted                       363,322      10.59 -   15.24          11.14
  Options exercised                     (46,560)      6.17 -   11.21           7.90
  Options expired                       (20,476)     11.19 -   11.21          11.20
                                      ---------
Outstanding, December 31, 1998          422,110    $  6.17 - $ 15.24        $ 10.38
                                      =========
  Options granted                       143,100       9.88 -   13.50        $ 11.21
  Options exercised                          --                   --             --
  Options expired                       (36,990)      9.88 -   15.24        $ 10.95
                                      ---------
Outstanding, December 31, 1999          528,220    $  6.17 - $13.69         $ 10.57
                                      =========

      The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans and, accordingly, recorded compensation expense totaling $0 in 1999,


                                                                        47 of 62

$196,000 in 1998, and $17,000 in 1997 for those options that had an exercise price which was less than the fair market value of the Company's stock on the grant date. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been reduced to the pro forma amounts indicated in the following schedule:


                                                                      48 of 62

SFAS 123 Proforma Restatement                     1999         1998       1997
                                                  ----         ----       ----
(In thousands, except per share amounts)
Net (loss) income-
  As reported                                $  (3,378)   $   2,137  $   2,015
  Pro forma                                  $  (3,909)   $   1,638  $   1,902

(Loss) earnings per share-
  Basic as reported                          $   (0.91)   $    0.67  $    0.65
  Pro forma                                  $   (1.05)   $    0.51  $    0.61
  Diluted as reported                        $   (0.91)   $    0.64  $    0.64
  Pro forma                                  $   (1.05)   $    0.49  $    0.61

      The fair value of each option grant under the Plans is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997; dividend yields of 0.0%, 2.0% and 1.5% respectively, expected volatility of 90.0%, 33.8%, and 47.06% respectively, a risk-free interest rates of 5.75%, 5.48%, and 6.08% respectively, and expected lives of 3.8, 2.6, and 2.6 years, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1999:

                        Shares                                      Shares
Exercise            Outstanding at           Remaining         Exercisable at
  Price           December 31, 1999       Contractual Life     December 31, 1999

$  6.17                   1,969               1.0 years              1,969
   6.86                  44,297               1.0 years             44,297
   7.28                   5,906               2.0 years              5,906
   8.49                  31,500               2.0 years             31,500
   8.77                   1,103               2.9 years              1,103
   8.84                   3,938               2.9 years              3,938
  10.00                  34,000               4.1 years                  0
  10.25                  49,000               2.2 years                  0
  10.38                   2,500               4.5 years                  0
  10.59                  49,613               3.1 years             49,613
  11.07                   5,250               3.9 years              5,250
  11.19                 231,702               3.6 years            133,160
  11.21                  14,569               3.1 years             14,569
  11.31                   5,250               3.9 years                  0
  13.50                  45,000               2.1 years                  0
  13.69                   2,625               3.6 years              2,625
$ 10.57*                528,220                                    293,928

*     Weighted average exercise price

      Select key employees and Board members are eligible to participate in the Company's two Stock Bonus Plans (1994 and 1997). Under the Plans, the Company may award stock grants to those employees and Board members at its discretion. The Company records an expense equal to the number of shares granted multiplied by the fair market value of the stock at the date of grant. 14,175 shares were granted to employees and Board members in 1997, amounting to approximately $120,000 in expense. On April 25, 1997, the Company's shareholders approved 50,000 additional shares to be reserved for Stock Bonuses, which became 78,750 shares after the 3 for 2 split and the 5% stock dividend (39,375 were approved under the 1994 Plan). The Company granted 26,894 shares to employees and Board members in 1999, resulting in approximately $289,000 in expense compared to 1998's 24,573 shares granted to employees and Board members with approximately $320,000 in expense. As of December 31, 1999, the Company has 47,646 shares reserved for issuance under the Stock Bonus Plans.


                                                                        49 of 62

 (9)  EARNINGS PER SHARE

        The following is a reconciliation of the calculation of basic and dilutive (loss) earnings per share. All share amounts have been restated to include the effect of a 5% stock dividend paid on January 8, 1999.

                                                                            Weighted     Earnings
                                                                 Net         Average        Per
           (In thousands, except share data amounts)             Income      Shares        Share
                                                                 ------      ------        -----
For the year ended December 31, 1999
    Basic earnings per share -
       Income available to common shareholders                    $(3,378)   3,723,448     $(0.91)
    Effect of dilutive securities- stock options and warrants *
    Diluted earnings per share - Income available to
                                                                  -------    ---------
       Common shareholders plus assumed conversions               $(3,378)   3,723,448     $(0.91)
                                                                  =======    =========     ======

*     Dilutive EPS does not include stock options, due to the net loss position.
      Inclusion would be anti-dilutive.

For the year ended December 31, 1998
    Basic earnings per share -
       Income available to common shareholders                    $ 2,137    3,198,813     $0.67
    Effect of dilutive securities- stock options and warrants                  160,031
    Diluted earnings per share - Income available to
                                                                  -------    ---------     ------
       Common shareholders plus assumed conversions               $ 2,137    3,358,844     $0.64
                                                                  =======    =========     ======

For the year ended December 31, 1997
    Basic earnings per share -
       Income available to common shareholders                    $ 2,015    3,114,726     $0.65
    Effect of dilutive securities- stock options and warrants                   33,982
    Diluted earnings per share - Income available to
                                                                  -------    ---------     ------
       Common shareholders plus assumed conversions               $ 2,015    3,148,708     $0.64
                                                                  =======    =========     ======

(10) CASH SURRENDER VALUE OF LIFE INSURANCE POLICY AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      On December 30, 1998, the Company purchased company owned life insurance policies on its key directors and executive officers totaling $6,000,000. In 1999, all policies, except one, were canceled. The cash surrender value of this one policy is $2,203,000 and relates to the Supplemental Executive Retirement Plan described within Employee Benefit Plans (see note 14).

(11) INCOME TAXES

      The components of the (benefit) provision for income taxes are as follows:

(In thousands)                                          1999        1998       1997
                                                     -------    ---------     ------
                  INCOME TAXES
Federal - Current (benefit) provision                $(2,239)   $   1,274     $1,221
        - Deferred (benefit) provision                   496         (262)     (202)
                                                     -------    ---------     ------
Total Federal (benefit) provision                     (1,743)       1,012     1,019
                                                     -------    ---------     ------
State (benefit) provision                               (644)         270       240
                                                     -------    ---------     ------
     Total (benefit) provision for income taxes      $(2,387)   $   1,282     $1,259
                                                     =======    =========     ======

A reconciliation between the reported income taxes and the amount computed by multiplying income before taxes by the statutory Federal income tax rate is as follows:

           (In thousands)                                 1999         1998       1997
           --------------                                 ----         ----       ----
Federal income taxes at statutory rate                 $(1,960)   $   1,162     $1,113
State income taxes, net of Federal income tax effect      (425)         178        159
Other                                                       (2)         (58)       (13)
                                                       -------    ---------     ------
(Benefit) provision for income taxes                   $(2,387)   $   1,282     $1,259
                                                       =======    =========     ======


                                                                        50 of 62

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The components of the net deferred tax asset at December 31, 1999 and 1998 are as follows-

(In thousands)                                          1999        1998
                                                    --------    --------
Provision for loan losses                           $    550    $    639
Unrealized loss on securities available for sale         497          73
Deferred loan costs                                     (591)          0
State net operating loss carry-forward                   576           0
Mark to market valuation - loans held for sale           461           0
Other, net                                               (62)         10
                                                    --------    --------
Net deferred tax asset                              $  1,431    $    722
                                                    ========    ========

      Management believes that, based upon taxes paid in the carry-back period and projected future taxable income, it is more likely than not that the deferred tax asset will be realized.

(12) COMMITMENTS AND CONTINGENCIES

      Facility Lease Obligations

      The Company leases its headquarters and three of its branch facilities under operating leases. Future minimum rental payments under these leases, excluding renewal options, are as follows:

(In thousands)

2000                                                                      $ 602
2001                                                                      $ 597
2002                                                                      $ 600
2003                                                                      $ 516
2004                                                                      $  81
Thereafter                                                                $  74

      The Company leases its headquarters and one of its branch locations under operating leases from an entity of which certain Company directors have an ownership interest. Rent expense under operating leases totaled $863,000, $562,000, and $462,000 in 1999, 1998, and 1997, respectively. The Bank entered into a lease for a branch facility in April 1996 that meets the requirements of capital lease accounting. In 1999, the Bank entered into 8 leases for locations used as branch facilities and 1 lease for a location to be used as a lending office that meet the requirements of capital lease accounting. The future capital lease obligations and lease expiration dates are as follows:

(In thousands)                     Initial Lease                 Capital Lease
                   # of Leases     Expiration *                    Obligations
--------------------------------------------------------------------------------
1996 Lease              1          April 2006                     $   271
1999 Leases             3          January 2009                   $ 1,569
1999 Leases             3          February 2009                  $ 1,096
1999 Lease              1          March 2009                     $   231
1999 Lease              1          March 2014                     $   379
1999 Lease              1          November 2014                  $   550
--------------------------------------------------------------------------------
Total Leases           10                                         $ 4,096
================================================================================

* Represents the current obligation expiration. These leases contain renewal clauses for additional years if the Company so chooses to exercise.


                                                                        51 of 62

      Equipment and Computer Services Contract Obligations

      The Company is under contract for computer portfolio servicing and processing in addition to certain equipment. Future minimum contractual payments under these contracts, excluding renewal options, are as follows:

(In thousands)

2000                                                                     $ 1,709
2001                                                                     $ 1,452
2002                                                                     $ 1,336
2003                                                                     $ 1,014
2004                                                                     $   854
Thereafter                                                               $   134

      Litigation

      The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.

      An officer of Certified Mortgage Associates, Inc., the Bank's mortgage banking subsidiary, has commenced an action alleging, among other things, that he has been constructively terminated following his suspension and subsequent reinstatement to his current position. The individual has returned to work and is performing his duties in accordance with his Employment Agreement. The complaint seeks damages for breach of his Employment Agreement that would arise only if he had been terminated "without cause", in the amount of $5.4 million and for unspecified damages for mental distress he has suffered as a result of the alleged change of his employment status. The complaint also seeks unspecified damages for defamation unrelated to the employment claims and damages in the amount of $272,000 representing the diminution in value of his stock in the Company, plus interest, arising from an alleged late registration of shares delivered to the individual in connection with the sale of his interest in CMA to the Bank in 1999.

      Based upon information and documents provided to it by the Bank, CMA, and their respective officers and employees in the course of its investigation to date, the Bank's counsel believes (i) that the claims against the Bank for constructive termination and for termination without cause are without merit and that the Bank has various affirmative defenses against these claims; and (ii) that the Bank has affirmative claims against the individual arising from the performance of his duties.

      The Bank is presently engaged in settlement discussions with the individual officer and hopes to conclude a settlement of all of the asserted claims prior to the time that any Answer is filed. Counsel is unable to predict whether any settlement will be reached or the outcome of any litigation in the event that the matter goes to trial.

      However, the Bank, based upon the opinion of its counsel, believes it is not probable that the outcome of the employment-related claims will result in a material loss to the Bank based upon the facts and information that have been provided to it, to date. The Bank, based upon the opinion of its counsel, has not been able to determine whether the claims for defamation and the loss in the value of the stock are probable of having any materially adverse impact upon the Bank until further investigation has been completed.

      Commitments to Borrowers

      Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company was committed to advance approximately $65,013,000 to its borrowers as of December 31, 1999, as compared to $36,250,000 at December 31, 1998. These commitments generally expire within one year. At December 31, 1999, $8,213,000 of these commitments expire after one year, as compared to $7,761,000 a year earlier.

      Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. The Company has entered into standby letters of credit contracts with its customers totaling approximately $299,000 as of December 31, 1999, compared to $581,000 at December 31, 1998. These standby letters of credit generally expire within one year.

(13) REGULATORY CAPITAL

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

      In addition to the risk-based guidelines, regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4%. For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

      In connection with the Company's branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. Due to losses incurred during 1999, the Company and the Bank failed to meet their minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999. Because the Bank failed to satisfy the minimum total risk-based capital


                                                                        52 of 62
requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. At December 31, 1999, the Company's average asset leverage ration was 4.35% , the Company's total risk based capital ratio was 6.88% and the Company's Tier 1 risk based capital ratio was 6.17%. The Bank's ratios were 4.01%, 6.33%, and 5.62%, respectively. Minimum required ratios under both FRB and FDIC regulations are 4%, 8%, and 4%, respectively. Because of the capital ratios, the Company and the Bank have entered into memoranda of understanding with the state and federal regulators. The memoranda require the Company and the Bank to raise capital, establish procedures to update the regulators every 30 days on the Company's progress, adopt certain policies and review the Company's management. The Company is prohibited from paying a dividend to its shareholders, and the Bank is prohibited from paying a dividend to the Company, if , after giving effect to the dividend, either the Company or the Bank would not meet all minimum capital ratios. In addition, even if a proposed dividend would not leave the Company undercapitalized, the Company must notify its regulators in writing 30 days prior to any proposed dividend.

      In March 2000, the Company and the Bank were required to provide their respective regulators with an amended and updated capital plan. Management is currently preparing the amended and updated plan.

      During the first quarter of 2000, the Company undertook an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a cumulative dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8966. The Bank is expected to receive $4.0 million of the proceeds from the Company in March 2000.

      In connection with the memorandum of understanding, and because the Bank was deemed "undercapitalized" pursuant to the FDIC's prompt corrective action regulations at September 30, 1999, the Company and the Bank submitted a capital plan to the FDIC and the New Jersey Department of Banking and Insurance. Under this plan, in addition to the sale of preferred stock previously discussed, the Company contemplates selling assets as a way to enhance its capital ratios both through the reduction of assets and through income earned on the sale. Pursuant to this portion of the Bank's capital plan, the Bank sold $36.4 million in adjustable rate one-to-four family mortgages (ARM's) on March 7, 2000. The purchase price for these mortgages, which were sold servicing released and without recourse was $35.6 million. $37.8 million of ARM loans were reclassified at December 31, 1999 from held to maturity to held for sale in the amount of $36.4 million. This resulted in an after tax realized valuation loss of $891 thousand, based on the market value at December 31, 1999.


                                                                        53 of 62

      The Company's actual capital amounts and ratios are presented in the following table.


                                                         For Capital       To Be Well Capitalized
                                       Actual        Adequacy Purposes          Provisions
                                 ----------------  --------------------   ------------------------
     (In thousands)              Amount     Ratio       Amount    Ratio        Amount    Ratio
                                 ------     -----       ------    -----        ------    -----
AS OF DECEMBER 31, 1999
  Total capital
  (to Risk Weighted Assets)      $21,056    6.88%   <   $24,481   8.00%    <   $30,602   10.00%

   Tier I Capital
    (to Risk Weighted Assets)    $18,883    6.17%  =>   $12,241   4.00%   =>   $18,361    6.00%
   Tier I Capital
   (to Average Assets)           $18,883    4.35%  =>   $17,348   4.00%    <   $21,685    5.00%
  AS OF DECEMBER 31, 1999

   Total capital
   (to Risk Weighted Assets)     $28,271   14.85%  =>   $15,231   8.00%   =>   $19,039   10.00%

   Tier I Capital
   (to Risk Weighted Assets)     $26,446   13.89%  =>   $ 7,615   4.00%   =>   $11,423    6.00%
   Tier I Capital
   (to Average Assets)           $26,446   10.87%  =>   $ 9,732   4.00%   =>   $12,165    5.00%


                                                                        54 of 62

      The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                         To Be Well Capitalized
                                                              For Capital               Under Prompt Corrective
                                      Actual                Adquacy Purpose                 Action Provisions
                                 ---------------           ------------------           -----------------------
     (In thousands)              Amount    Ratio           Amount       Ratio            Amount          Ratio
                                 ------    -----           ------       -----            ------          -----
 As of December 31, 1999-
   Total capital
(to Risk Weighted Assets)        $19,388    6.33%      <   $24,520       8.00%       <   $30,651        10.00%
   Tier I Capital
   (to Risk Weighted Assets)     $17,215    5.62%     =>   $12,260       4.00%       <   $18,390         6.00%
   Tier I Capital
   (to Average Assets)           $17,215    4.01%(a)  =>   $17,181       4.00%       <   $21,476         5.00%
  As of December 31, 1998-
   Total capital

    (to Risk Weighted Assets)    $18,613    9.80%     =>   $15,190       8.00%       <   $18,987        10.00%
   Tier I Capital
    (to Risk Weighted Assets)    $16,788    8.84%     =>   $ 7,595       4.00%      =>   $11,392         6.00%
   Tier I Capital
   (to Average Assets)           $16,788    7.09%     =>   $ 9,472       4.00%      =>   $11,840         5.00%

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

(14) EMPLOYEE BENEFIT PLANS

      The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 15% of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $39,000, $44,000, and $31,000 to the Plan in 1999, 1998,
and 1997, respectively.

      The Bank does not currently provide any post retirement or post employment benefits to its employees other than the 401(k) plan. The Company currently provides a Supplemental Executive Retirement Plan to the Company's chief executive officer. Under this plan, the individual will receive a retirement benefit equal to 60% of the person's average final compensation determined by the last three years of employment. In certain circumstances, such as in a change in control, the individual will be paid 60% of his "final scheduled compensation", which is calculated by taking the then current compensation and increasing it five percent (5%) per year for each year remaining until he reaches age 65. In this case, he will also receive a tax allowance. Annual retirement payments are to be made for 20 years under the supplemental executive retirement plan. The salary continuation expense totaled $100,000 in 1999. There was no expense in 1998.


                                                                        55 of 62

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value estimates for financial instruments are made at a discrete point in time based upon relevant market information and information about the underlying instruments.

      Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgment regarding a number of factors. These estimates are subjective in nature and involve some uncertainties. Changes in assumptions and methodologies may have a material effect on these estimated fair values. In addition, reasonable comparability between financial institutions may not be likely due to a wide range of permitted valuation techniques and numerous estimates which must be made. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      Cash and Federal Funds Sold-

            For those short-term instruments, the carrying value is a reasonable estimate of fair value.

      Securities-

            For the held to maturity and available for sale portfolios, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      Loans-

            The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the credit, collateral, and interest rate risk inherent in the loan.

      Deposit Liabilities-

            The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using current market rates.

      Borrowings -

            The borrowings are short term and the fair value of the borrowings is approximately the carrying value.

      Unrecognized Financial Instruments

            At December 31, 1999, the Bank had standby letters of credit outstanding of $299,000, as compared to $581,000 at December 31, 1998. The fair value of these commitments is nominal.

            At December 31, 1999, the bank had commitments to extend credit totaling $6,013,000, as compared to $36,250,000 at December 31, 1998. The Bank does not charge a fee on these loan commitments and, consequently, there is no basis to calculate a fair value.

            At December 31, 1999, the Bank services loans owned by outside investors in the amount of $65,712,000 at various service fee rates, as compared to $46,093,000 at December 31, 1998. The fair value approximates the present value of service fees charged to the investors, net of costs to service the loans, under the loan servicing arrangements.

            The estimated fair value of the Company's financial instruments as of December 31, 1999 and 1998 is as follows:

                                                            1999                        1998
                                                  Carrying        Fair        Carrying         Fair
     (In thousands)                                Amount        Value          Amount        Value
                                                   ------        -----          ------        -----
Financial assets-
Cash and Federal funds sold                        $ 15,121      $ 15,121      $ 32,488      $ 32,488
Securities held to maturity                        $ 34,250      $ 32,270      $ 19,439      $ 19,089
Securities available for sale                      $ 40,099      $ 40,099      $ 21,490      $ 21,490
Loans, net of allowance for possible loan losses   $320,359      $316,374      $164,967      $165,931
Financial liabilities- Total deposits              $357,538      $356,843      $226,860      $227,022
Financial liabilities- Borrowings                  $ 53,000      $ 53,000      $     --      $     --


                                                                        56 of 62

(16) OTHER OPERATING EXPENSES

      The other operating expense components for the years ended December 31, 1999, 1998 and 1997 are as follows:

   (In thousands)                               1999        1998        1997
Professional Services                        $ 1,386      $  887      $  514
Office Expense                                 1,986       1,042         809
Advertising Expense                              881         370         272
Communication Expense                            767         240         212
Bank Services                                    802         491         427
FDIC Insurance                                   192         116         100
Director Fees                                    236         298         271
Non-Loan Losses *                                848         370          16
Loan Processing and Collection Expense         1,265         430         192
Amortization of Intangibles                      393          13          13
Other Expense                                    729         462         223
                                             -------      ------      ------
Total Other Operating Expenses               $ 9,485      $4,719      $3,049
                                             =======      ======      ======

*Includes $786,000 and a $300,000 write-down of uncollected assets associated with a check-kiting scheme in 1999 and 1998 respectively.

(17) OTHER INCOME

The other income components for the years ended December 31, 1999, 1998 and 1997 are as follows:

OTHER INCOMES                                           1999       1998        1997
(In thousands)
SBA Fees                                             $   671     $  635      $  449
Loan fees                                                394         70          26
Income from cash surrender value of life insurance       248          0           0
Non-deposit account transaction charges                  144         32          61
Miscellaneous                                            115        120          55
                                                     -------     ------      ------
Total other income                                   $ 1,572     $  857      $  591
                                                     =======     ======      ======

(18) CONDENSED FINANCIAL STATEMENTS OF UNITY BANCORP, INC. (PARENT COMPANY ONLY) (In thousands)

        Unity Bancorp, Inc (Parent Company Only)                                 December 31
        ----------------------------------------
                     Balance Sheets                                           1999        1998
                     --------------                                       --------    --------
Assets:
Cash and due from banks                                                    $    606    $  8,837
Securities available for sale                                                   376         498
Investment in Bank subsidiary                                                20,122      16,763
Other assets                                                                    756         311
                                                                           --------    --------
    Total assets                                                           $ 21,860    $ 26,409
                                                                           ========    ========
Liabilities and Shareholders' Equity:
Other liabilities                                                          $     68    $     63
Shareholders' equity                                                         21,792      26,346
                                                                           --------    --------
    Total liabilities and shareholders' equity                             $ 21,860    $ 26,409
                                                                           ========    ========


                                                                        57 of 62

        Unity Bancorp, Inc (Parent Company Only)                                 December 31
        ----------------------------------------
                     Balance Sheets                                           1999        1998        1997
                     --------------                                       --------    --------     -------
(In thousands)
Interest income                                                            $    187    $    229    $   291
Dividends from Bank subsidiary                                                   --         505        296
Gain on sale of available for sale securities                                   205         212         --
                                                                           --------    --------    -------
     Total income                                                               392         946        587
Compensation                                                                    431         227        120
Other expenses                                                                  618         438        241
                                                                           --------    --------    -------
(Loss) income before income taxes and
   equity in undistributed income of subsidiary                                (657)        281        226
Income tax benefit (a)                                                         (223)        (76)       (24)
                                                                           --------    --------    -------
(Loss) income before equity in undistributed (loss) income of subsidiary       (434)        357        250
Equity in undistributed (loss) income of subsidiary                          (2,944)      1,780      1,765
                                                                           --------    --------    -------
      Net (loss)  income                                                   $ (3,378)   $  2,137    $ 2,015
                                                                           ========    ========    =======

(a) No Federal income tax is applicable to the dividends and other income received from the Bank since the Parent Company and the Bank file a consolidated income tax return.

        Unity Bancorp, Inc (Parent Company Only)                                 December 31
        ----------------------------------------
                     Balance Sheets                                           1999        1998        1997
                     --------------                                       --------    --------     -------
(In thousands)
Operating Activities:
Net (loss) income                                                          $ (3,378)   $  2,137    $ 2,015
Adjustments to reconcile net income to net cash
(used in)  provided by operating activities:
     Equity in undistributed (loss)  income of subsidiary                     2,944      (1,780)    (1,765)
     Amortization of securities premium, net                                     --          --        (39)
     Depreciation and amortization                                               13          13         13
     Gain on sale of securities available for sale                             (205)       (212)
     Increase in other assets                                                  (454)         41        (38)
     Increase in other liabilities                                               (5)        (64)       (12)
                                                                           --------    --------    -------
 Net cash (used in)  provided by operating activities                        (1,085)        135        174
                                                                           --------    --------    -------
Investing Activities:
     Sales and maturities on securities available for sale                    2,834       5,741      1,000
     Purchases of securities available for sale                              (2,803)     (3,449)    (3,711)
     Additional equity investment in bank subsidiary                         (3,640)          0     (1,750)
     Cash payment - CMA acquisition                                          (1,700)          0          0
                                                                           --------    --------    -------
 Net cash (used in)  provided by investing activities                        (5,309)      2,292     (4,461)
                                                                           --------    --------    -------
Financing Activities:
     Proceeds from issuance of common stock                                       0       6,019        260
     Payment to repurchase common stock, net                                   (983)     (1,202)
     Cash dividends and fractional shares paid                                 (854)       (504)      (297)
                                                                           --------    --------    -------
 Net cash provided by financing activities                                   (1,837)      4,313        (37)
                                                                           --------    --------    -------
 Net (decrease)  increase in cash and cash equivalents                       (8,231)      6,740     (4,324)
                                                                           --------    --------    -------
  Cash and cash equivalents, beginning of year                                8,837       2,097      6,421
                                                                           --------    --------    -------
  Cash and cash equivalents, end of year                                   $    606    $  8,837    $ 2,097
                                                                           ========    ========    =======
      Supplemental disclosures:
                     Interest paid                                         $     --    $     --    $    --
                                                                           ========    ========    =======


                                                                        58 of 62

(19) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following quarterly financial information for the years ended December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

(In thousands, except per share data)

1998                                                 March 31      June 30  September 30   December 31
                                                     --------      -------  ------------   -----------
Total interest income                                 $ 4,589      $ 5,361       $ 6,759       $ 6,979
Total interest expense                                  1,992        2,951         3,714         4,081
                                                      ------------------------------------------------
    Net interest income                                 2,597        2,410         3,045         2,898
Provision for loan losses                                  61          600           867           215
                                                      ------------------------------------------------
Net interest income after provision for loan losses     2,536        1,810         2,178         2,683
Total other income                                      1,690        2,840         1,098           (22)
Total other expense                                     3,432        5,334         6,075         5,737
Taxes                                                     293         (309)       (1,118)       (1,253)
                                                      ------------------------------------------------
    Net (loss) income                                 $   501      $  (375)      $(1,681)      $(1,823)
                                                      ================================================
        Basic (loss) earnings per common share        $  0.13      $ (0.10)      $ (0.45)      $ (0.49)
        Diluted (loss) earnings per common share      $  0.13      $ (0.10)      $ (0.45)      $ (0.49)

1998                                                 March 31      June 30  September 30   December 31
                                                     --------      -------  ------------   -----------
Total interest income                                 $ 4,092      $ 4,299       $ 4,532       $ 4,557
Total interest expense                                  1,747        1,789         1,863         1,766
                                                      ------------------------------------------------
    Net interest income                                 2,345        2,510         2,669         2,791
Provision for loan losses                                 204           73           197           330
                                                      ------------------------------------------------
Net interest income after provision  for loan losses    2,141        2,437         2,472         2,461
Total other income                                        821        1,206         1,154         1,226
Total other expense                                     2,412        2,619         2,574         2,894
Taxes                                                     210          405           388           279
                                                      ------------------------------------------------
    Net income                                        $   340      $   619       $   664       $   514
                                                      ================================================
        Basic earnings per common share               $  0.10      $  0.20       $  0.21       $  0.15
        Diluted earnings per common share             $  0.10      $  0.18       $  0.20       $  0.15


                                                                        59 of 62

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Registrant dismissed Arthur Andersen LLP as its independent auditors effective April 30, 1999. The decision to dismiss Arthur Andersen LLP as auditors was recommended by the Registrant's Board of Directors and Audit Committee. For the fiscal years ended December 31, 1998 and 1997 and up to May 7, 1999, there have been no disagreements with Arthur Andersen LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 1998 and 1997 expressed an unqualified opinion. The Registrant announced that, as of June 7, 1999, it had retained KPMG LLP as its independent auditors for the fiscal year ended December 31, 1999. The decision to hire KPMG LLP as auditors was recommended by the Registrant's Board of Directors and Audit Committee.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1999 Annual Shareholders Meeting under the captions "PROPOSAL 1.-- ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.

      The following table sets forth certain information about each executive officer of the Company who is not also a director.

                                                     Principal Occupation During
Name, Age and Position                Officer Since  Past Five Years
------------------------------------------------------- ------------------------

Kevin J. Killian, 43,                      1998      Chief Financial Officer
Chief Financial Officer of the Company               of the Company and
                                                     Executive Vice President
                                                     of the Bank. Previously,
                                                     Mr. Killian was
                                                     President of United
                                                     Heritage Bank and Chief
                                                     Financial Officer of
                                                     Independence Bancorp.

Anthony J. Feraro, 52, Senior              1999      Executive Vice President
Vice President and                                   of Zion Bancorp.
Chief Operating Officer of the Company

ITEM 10. EXCEUTIVE COMPENSATION

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


                                                                        60 of 62

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

3(i)                     Certificate of Incorporation of the
                         Company, as amended(2)

3(ii)                    Bylaws of the Company(1)

4(i)                     Form of Stock Certificate(2)

10(i)                    1994 Stock Option Plan for
                         Non-Employee Directors (1)

10(ii)                   Stock Bonus Plan (2)

10(iii)                  1997 Stock Option Plan (3)

10(iv)                   1997 Stock Bonus Plan (3)

10(v)                    1998 Stock Option Plan (4)

10(vi)                   Employment Agreement, dated October 18, 1999

                         by and among Anthony J. Feraro, Unity Bank

21                       Subsidiaries of the Registrant

23a                      Consent of KPMG LLP
23b                      Consent of Arthur Andersen LLP

27                       Financial Data Schedule

----------

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


                                                                        61 of 62

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

      (b)   Reports on Form 8-K


   DATE            ITEM REPORTED
   ----            -------------

November 19        5 - announcing cash dividend.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           UNITY BANCORP, INC.

Dated: March 29, 2000                 By: /s/ Robert J. Van Volkenburgh
                                               ---------------------------------
                                               ROBERT J. VAN VOLKENBURGH
                                               Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                              TITLE                    DATE
================================================================================


/s/ Robert J. Van Volkenburgh      Chairman of the Board and     March 29, 2000
--------------------------------   Chief Executive Officer
Robert J. Van Volkenburgh


/s/ Kevin J. Killian               Chief Financial Officer       March 29, 2000
--------------------------------   (Principal Financial and
Kevin J. Killian                   Accounting Officer)


/s/ David D. Dallas                Vice Chairman and Corporate   March 29, 2000
--------------------------------   Secretary
David D. Dallas


/s/ Charles S. Loring              Director                      March 29, 2000
--------------------------------
Charles S. Loring


/s/ Peter P. DeTommaso             Director                      March 29, 2000
--------------------------------
Peter P. DeTommaso

================================================================================

                                                                        62 of 62