Form 10QSB
period 2000-03-31
UNITY BANCORP INC /DE/
filed 2000-05-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____.


                         Commission file number 1-12431


                               UNITY BANCORP, INC.
              -----------------------------------------------------
             (Exact Name of registrant as specified in its charter)


          Delaware                                       22-3282551
 ---------------------------------                   -------------------
 (State or other jurisdiction                         (I.R.S. employer
 of incorporation or organization)                   identification no.)


     64 Old Highway 22, Clinton, NJ                         08809
---------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code (908) 730-7630

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ----      ----

The number of shares outstanding of each of the registrant's classes of common equity stock, as of May 12, 2000:

Common stock, no par value: 3,704,708 shares outstanding

Transitional Small Business Disclosure Format: Yes     No   X.
                                                   ---    ---

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999



   (In thousands, except share amounts)               (unaudited)
                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------  ------------
                              ASSETS

  Cash and due from banks ...........................  $ 19,464     $ 15,121
  Federal funds sold ................................     3,500            0
                                                       --------     --------
       Total cash and cash equivalents ..............    22,964       15,121
                                                       --------     --------

  Securities :
       Available for sale, at fair value ............    39,510       40,099
       Held to maturity, at amortized cost
        (aggregate fair value of $31,946
        and $32,270  in 2000 and 1999, respectively)     34,016       34,250
                                                       --------     --------
           Total securities .........................    73,526      74,349
                                                       --------     --------

  Loans held for sale -- SBA loans ..................     3,839        3,745
  Loans held for sale -- ARM loans ..................         0       36,362
  Loans held to maturity ............................   282,179      281,376
                                                       --------     --------
      Total loans ...................................   286,018      321,483
        Plus: Deferred Costs, net ...................     1,051        1,049
  Less: Allowance for loan losses ...................     2,341        2,173
                                                       --------     --------
        Net loans ...................................   284,728      320,359
                                                       --------     --------
  Premises and equipment, net .......................    11,906       12,370
  Accrued interest receivable .......................     3,314        2,862
  Cash surrender value of insurance policies ........     2,218        2,203
  Other real estate owned ...........................       758        1,505
  Other assets ......................................    10,328       10,200
                                                       --------     --------
        Total Assets ................................  $409,742     $438,969
                                                       ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

  (In thousands, except share amounts)                 (unaudited)
                                                         March 31,  December 31,
                                                          2000         1999
                                                        ----------  ------------
          LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES:
  Deposits
    Demand:
      Non-interest bearing ........................    $  58,613     $ 65,079
      Interest bearing ............................      115,716      104,343
      Savings .....................................       36,697       37,910
      Time, $100,000 and over .....................       71,275       71,102
      Time, under $100,000 ........................       95,038       79,104
                                                       ---------     --------
           Total time .............................      166,313      150,206
                                                       ---------     --------
           Total Deposits .........................      377,339      357,538
                                                       ---------     --------
  Borrowed funds ..................................            0       53,000
  Obligation under capital lease ..................        3,876        4,096
  Accrued interest payable ........................        1,046        1,199
  Accrued expenses and other liabilities ..........        1,851        1,344
                                                       ---------     --------
           Total liabilities ......................      384,112      417,177
                                                       ---------     --------

  Shareholders' Equity:
    Common stock, no par value 7,500,000
     shares authorized, 3,861,568 shares issued
     and 3,704,708 outstanding in 2000 and 1999 ...       26,224       26,224
    Treasury stock,  at cost, 156,860 shares
     outstanding in 2000 and 1999, respectively ...       (1,762)      (1,762)
  Preferred Stock Class A, 10% cumulative and
     convertible, 103,500 and 0 shares issued
     and outstanding in 2000 and 1999,
     respectively .................................        4,929            0
  Retained Deficit ................................       (2,872)      (1,856)
  Accumulated other comprehensive loss, net of
   tax benefit ....................................         (889)        (814)
                                                       ---------     --------
      Total Shareholders' Equity ..................       25,630       21,792
                                                       ---------     --------
      Total Liabilities and Shareholders' Equity...    $ 409,742     $438,969
                                                       =========     ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (unaudited)

(In thousands, except share and share amounts)      For the three months ended
                                                            March 31,
                                                    ---------------------------
                                                        2000          1999
                                                      --------      -------


Interest Income:
  Interest on loans ...............................   $  5,928     $  3,750
  Interest on securities ..........................      1,163          670
  Interest on Federal funds sold ..................         10          169
                                                      --------      -------
    Total interest income .........................      7,101        4,589

Interest Expense on deposits ......................      3,641        1,949
Interest Expense on borrowings ....................        584           43
                                                      --------      -------
Total Interest Expense ............................      4,225        1,992
                                                      --------      -------
    Net Interest Income ...........................      2,876        2,597

Provision for loan losses .........................        200           61
                                                      --------      -------
    Net Interest Income After
      Provision for Loan Losses ...................      2,676        2,536

Other Income:
  Service charges on deposits .....................        268          169
  (Loss) gain on sale of loans ....................       (133)       1,116
  Net gain on sale of securities ..................          1          121
  Other income ....................................        407          284
                                                      --------      -------
    Total Other Income ............................        543        1,690

Other Expenses:
  Salaries and employee benefits ..................      2,301        1,802
  Occupancy, furniture and equipment expense ......        684          451
  Other operating expenses ........................      1,913        1,179
                                                      --------      -------
    Total Other Expenses ..........................      4,898        3,432
                                                      --------      -------
    (Loss) income before provision for income taxes     (1,679)         794

(Benefit) provision for income taxes ..............       (690)         293
                                                      --------      -------
    Net (loss) income .............................   $   (989)     $   501
                                                      ========      =======

Basic (Loss) earnings per Share ...................   $  (0.27)     $  0.13
Diluted (Loss) earnings per Share .................   $  (0.27)     $  0.13

Weighted Average Shares Outstanding - Basic .......  3,704,708    3,724,801
Weighted Average Shares Outstanding - Diluted .....  3,704,708    3,747,597

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                                  For the three months ended
                                                                           March 31,
                                                                  --------------------------
(In thousands, except per share amounts)                             2000          1999
                                                                   --------      --------
Net (loss) income ............................................     $   (989)     $    501
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities
    Provision for loan losses ................................          200            61
    Depreciation and amortization ............................          314           166
    Deferred taxes ...........................................            0           (51)
    Net gain on sale of securities ...........................           (1)         (121)
    Loss (gain) on sale of loans .............................          133        (1,116)
    Stock Grants, from Treasury ..............................            0           183
    Increase in accrued interest receivable ..................         (452)          (44)
    Increase in cash surrender value of life insurance .......          (15)          (82)
    Loss on sale of fixed assets .............................            8             0
    Decrease (increase) in other assets ......................           75        (1,609)
    Increase (decrease) in accrued interest payable ..........         (153)          101
    Increase in accrued expenses and other liabilities .......          315         3,826
                                                                   --------      --------
      Net cash provided by operating activities ..............         (565)       (1,586)
                                                                   ========      ========
Investing activities:
  Purchases of securities held to maturity ...................            0        (6,000)
  Purchases of securities available for sale .................          (45)       (3,835)
  Maturities and principal payments on
    securities held to maturity ..............................          234           794
  Maturities and principal payments on
    securities available for sale ............................          487         1,937
  Proceeds from sale of securities available for sale ........           28         1,070
  Proceeds from sale of loans ................................       40,742         3,280
  Net increase in loans ......................................       (5,444)       (6,679)
  Increase in deferred costs - construction in process .......            0          (254)
  Increase in capital expenditures ...........................          (89)       (4,168)
  Cash payment - CMA acquisition .............................            0        (1,700)
  Proceeds from sale of ORE property .........................          747             0
  Proceeds from sale of assets ...............................           18             0
                                                                   --------      --------
    Net cash provided by (used in) investing activities ......       36,678       (12,154)
                                                                   ========      ========
Financing activities:
  Increase in deposits .......................................       19,801        38,340
  Decrease in borrowings .....................................      (53,000)            0
  Proceeds from Preferred Stock Offering, net ................        4,929             0
  Treasury stock purchases ...................................            0           (51)
  Cash dividends .............................................            0          (184)
                                                                   --------      --------
    Net cash (used in) provided by financing activities ......      (28,270)       38,105
                                                                   ========      ========
Decrease in cash and cash equivalents ........................        7,843        24,365
                                                                   ========      ========
Cash and cash equivalents at beginning of year ...............       15,121        32,488
                                                                   --------      --------
Cash and cash equivalents at end of period ...................     $ 22,964      $ 56,853
                                                                   ========      ========
  Supplemental disclosures: Interest paid ....................     $  4,378      $  1,891
                            Income taxes paid ................         (581)          800
                            Change in capital lease assets ...         (248)        3,401


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

(1)  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank", or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-KSB. The results of operations for the period presented are not necessarily indicative of the results of operations to be expected for the year.

  Reclassifications

     Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

(2)  COMPREHENSIVE INCOME

     Total comprehensive (loss) income for the three months ended March 31, 2000 and 1999 was ($1.1) million and $434 thousand.

(3)  LOANS

     Loans outstanding by classification as of March 31, 2000 and December 31, 1999 are as follows:

     (In thousands)                        March 31, 2000    December 31, 1999
                                           --------------    -----------------
     Commercial & industrial ...........     $  56,343          $  43,441
     Loans secured by real estate:
       Non-residential properties ......        51,329             52,312
       Residential properties ..........       142,098            178,132
       Construction ....................        10,204             17,818
     Consumer loans ....................        26,132             29,780
                                             ---------          ---------
     Total loans .......................     $ 286,106          $ 321,483
                                             =========          =========

     SBA loans held-for-sale, totaling $3.8 million at March 31, 2000 and $3.7 million at December 31, 1999, respectively, are included in the commercial and industrial totals. $36.4 million of ARM loans held-for-sale are included in residential loans at December 31, 1999.

     As of March 31, 2000 and December 31, 1999, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1,617,000 and $1,412,000, respectively, and the related valuation allowance was $403,000 and $219,000, respectively. This valuation allowance is included in the allowance for loan losses in the accompanying balance sheets. The average impaired loans, defined as non-accrual loans, for the three months ended March 31, 2000 was $1,515,000 and $1,472,000 for the year-ended December 31,1999 respectively. At March 31, 2000, $1,112,000 in loans was past due greater than 90 days but still accruing interest as compared to $166,000 at December 31, 1999. The $1.1 million includes $239 thousand of loans that matured prior to March 31, 2000 and were renewed within the first days of April 2000. An additional $175 thousand of the loans past due 90 days made payments that brought them current or were paid-off also within the first few days of April 2000. The net amount of loans past due 90 days or more and still accruing interest is $686 thousand. Subsequent to March 31, 2000, $210 thousand of the loans 90 days or more past due and still accruing interest were transferred to the non-accrual status. Management has evaluated the loans 90 days or more past due and still accruing interest and determined that they are both well collateralized and in the process of collection.

(4)  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

     An analysis of the change in the allowance for loan losses for the first quarter ended March 31, 2000 and 1999 and for the year ended 1999 is as follows:

                                                                 (In thousands)
                                                     Three Months Ended    The Year Ended     Three Months Ended
                                                       March 31, 2000     December 31, 1999     March 31, 1999
                                                     ------------------   -----------------   -------------------
      Balance at beginning of year .................       $ 2,173            $ 1,825               $ 1,825
      Provision charged to expense .................           200              1,743                    61
      Loans charged-off ............................           (43)            (1,433)                 (203)
      Recoveries on loans previously charged-off ...            11                 38                     2
                                                           -------            -------               -------
      Balance at end of year .......................       $ 2,341            $ 2,173               $ 1,685
                                                           =======            =======               =======

(5)  EARNINGS PER SHARE

     The following is a reconciliation of the calculation of basic and dilutive
(loss) earnings per share.

                                                                                            Weighted         Earnings
                                                                                 Net        Average            Per
     (In thousands, except share data amounts)                                 Income        Shares           Share
                                                                               ------       ---------        --------
      For the quarter-ended March 31, 2000
      Basic earnings per share -
        Income available to common shareholders ..........................     $ (989)      3,704,708        $ (0.27)
      Effect of dilutive securities- stock options,
        warrants, and convertible preferred stock *
      Diluted earnings per share - Income available to
                                                                               ------       ---------        -------
        Common shareholders plus assumed conversions .....................     $ (989)      3,704,708        $ (0.27)
                                                                               ======       =========        =======
      * Dilutive EPS does not include the effect of
        stock options or the effect of convertible
        preferred stock, due to the net loss position.
        Inclusion would be anti-dilutive.

      For the quarter ended March 31, 1999
        Basic earnings per share -
          Income available to common shareholders ........................     $  501       3,724,801        $  0.13
        Effect of dilutive securities-stock options and warrants .........                     22,796
        Diluted earnings per share - Income available to
                                                                               ------       ---------        -------
          Common shareholders plus assumed conversions ...................     $  501       3,747,597        $  0.13
                                                                               ======       =========        =======

(6)  REGULATORY CAPITAL

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

     In connection with the Company's 1999 branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. Due to losses incurred during 1999, the Company and the Bank failed to meet their federal minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999 and the Bank failed to meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 1999. Because the Bank failed to satisfy the federal minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. At December 31, 1999, the Company's average asset leverage ratio was 4.35%, the Company's total risk based capital ratio was 6.88% and the Company's Tier 1 risk based capital ratio was 6.17%. The Bank's ratios were 4.01%, 6.33%, and 5.62%, respectively. Minimum required ratios under both FRB and FDIC regulations are 4%, 8%, and 4%, respectively. Because of the capital ratios, in the fourth quarter of 1999, the Company and the Bank entered into memoranda of understanding with the state and federal regulators. The memoranda required the Company and the Bank to raise capital, establish procedures to update the regulators every 30 days on the Company's progress, adopt certain policies and review the Company's management. The Company is prohibited from paying a dividend to its shareholders, and the Bank is prohibited from paying a dividend to the Company, if, after giving effect to the dividend, either the Company or the Bank would not meet all minimum capital ratios. In addition, even if a proposed dividend would not leave the Company undercapitalized, the Company must notify its regulators in writing 30 days prior to any proposed dividend.

     On March 13, 2000, the Company completed an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a cumulative dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8966. The accounting, legal and consulting costs to issue the preferred stock totaled $.3 million and were applied against the proceeds. The Bank received $4.2 million of the proceeds from the Company in March 2000.

     In connection with the memorandum of understanding, and because the Bank was deemed "undercapitalized" pursuant to the FDIC's prompt corrective action regulations at September 30, 1999, the Company and the Bank submitted a capital plan to the FDIC and the New Jersey Department of Banking and Insurance in the fourth quarter of 1999. Under this plan, in addition to the sale of preferred stock previously discussed, the Company contemplated selling assets as a way to enhance its capital ratios both through the reduction of assets and through income earned on the sale. Pursuant to this portion of the Bank's capital plan, the Bank sold $36.4 million in adjustable rate one-to-four family mortgages (ARM's) on March 7, 2000. The purchase price for these mortgages, which were sold servicing released and without recourse was $35.6 million. This resulted in a loss of $ 733 thousand in the first quarter, $439 thousand net of taxes).

     As a result of the preferred stock offering and the reduction of assets through the ARM loan sale, both the Company and the Bank exceed the minimum federal capital adequacy requirements at March 31, 2000. However, the Bank does not exceed the New Jersey Department of Banking and Insurance's 6% leverage requirement at March 31, 2000.

     The COMPANY'S actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well Capitalized
                                                                             For Capital                    Under Prompt Corrective
                                            Actual                         Adequacy Purposes                   Action Provisions
                                      ----------------                     -----------------               -------------------------
  (In thousands)                        Amount   Ratio                      Amount    Ratio                      Amount     Ratio
                                      --------   -----                     --------   ------                    --------   -------
AS OF MARCH 31, 2000-
  Total capital
    (to Risk Weighted Assets)         $ 24,614   8.52%  is greater than    $ 23,115    8.00%  is less than      $ 28,894    10.00%
                                                        or equal to
  Tier I Capital
    (to Risk Weighted Assets)         $ 22,273   7.71%  is greater than    $ 11,558    4.00%  is greater than   $ 17,336     6.00%
                                                        or equal to                           or equal to
  Tier I Capital
    (to Average Assets)               $ 22,273   5.21%  is greater than    $ 17,106    4.00%  is greater than   $ 21,382     5.00%
                                                        or equal to                           or equal to

AS OF DECEMBER 31, 1999
  Total capital
    (to Risk Weighted Assets)         $ 21,056   6.88%  is less than       $ 24,481    8.00%  is less than      $ 30,602    10.00%

  Tier I Capital
    (to Risk Weighted Assets)         $ 18,883   6.17%  is greater than    $ 12,241    4.00%  is greater than   $ 18,361     6.00%
                                                        or equal to                           or equal to
  Tier I Capital
    (to Average Assets)               $ 18,883   4.35%  is greater than    $ 17,348    4.00%  is less than      $ 21,685     5.00%
                                                        or equal to

     The BANK'S actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well Capitalized
                                                                             For Capital                    Under Prompt Corrective
                                            Actual                         Adequacy Purposes                   Action Provisions
                                      ----------------                     -----------------               -------------------------
  (In thousands)                        Amount   Ratio                      Amount    Ratio                      Amount     Ratio
                                      --------   -----                     --------   ------                    --------   -------
AS OF MARCH 31, 2000-
  Total capital
    (to Risk Weighted Assets)         $ 23,030   8.01%  is greater than    $ 22,995    8.00%  is less than      $ 28,744    10.00%
                                                        or equal to
  Tier I Capital
    (to Risk Weighted Assets)         $ 20,689   7.20%  is greater than    $ 11,497    4.00%  is greater than   $ 17,246     6.00%
                                                        or equal to                           or equal to
  Tier I Capital                                  (a)
    (to Average Assets)               $ 20,689   4.88%  is greater than    $ 16,941    4.00%  is less than      $ 21,177     5.00%
                                                        or equal to

AS OF DECEMBER 31, 1999-
  Total capital
    (to Risk Weighted Assets)         $ 19,388   6.33%  is less than       $ 24,520    8.00%   is less than     $ 30,651    10.00%

  Tier I Capital
    (to Risk Weighted Assets)         $ 17,215   5.62%  is greater than    $ 12,260    4.00%   is less than     $ 18,390     6.00%
                                                        or equal to
  Tier I Capital                                  (a)
    (to Average Assets)               $ 17,215   4.01%  is greater than    $ 17,181    4.00%   is less than     $ 21,476     5.00%
                                                        or equal to

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

(7)  OTHER INCOME

     The other income components for the quarters ended March 31, 2000 and 1999 are as follows:


     OTHER INCOME                                             Three Months Ended    Three Months Ended
     (In thousands)                                             March 31, 2000        March 31, 1999
                                                              ------------------    ------------------
     SBA Fees ..............................................         $ 201               $ 134
     Loan fees .............................................            82                  32
     Income from cash surrender value of life insurance ....            32                  83
     Non-deposit account transaction charges ...............            48                  21
     Miscellaneous .........................................            44                  14
                                                                     -----               -----
     Total other income ....................................         $ 407               $ 284
                                                                     =====               =====

(8)  OTHER OPERATING EXPENSES

     The other operating expense components for the three months ended March 31, 2000 and 1999 are as follows:


OTHER OPERATING EXPENSES                            Three Months Ended   Three Months Ended
     (In thousands)                                   March 31, 2000       March 31, 1999 *
                                                    ------------------   ------------------
 Professional Services .........................        $   288              $   168
 Office Expense ................................            236                  366
 Advertising Expense ...........................            277                  113
 Communication Expense .........................            241                  104
 Bank Services .................................            268                  153
 FDIC Insurance ................................             47                   31
 Director Fees .................................             37                   87
 Non-Loan Losses ...............................            (14)                  22
 Loan Processing and Collection Expense ........            288                   43
 Amortization of Intangibles ...................            120                   34
 Other Expense .................................            125                   58
                                                        -------              -------
 Total Other Operating Expenses ................        $ 1,913              $ 1,179
                                                        =======              =======

*    On February 18, 1999, Unity Bank acquired Certified Mortgage Associates
     (CMA) under the purchase accounting method. CMA's first quarter 2000 expenses totaled $975,000 compared to $415,000 for the first quarter of 1999, for the period of February 18, 1999 to March 31, 1999.

(9)  LITIGATION

     The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.

     An officer of Certified Mortgage Associates, Inc., the Bank's mortgage banking subsidiary, commenced an action alleging, among other things, that he has been constructively terminated following his suspension and subsequent reinstatement to his current position. The individual has returned to work and is performing his duties in accordance with his Employment Agreement. The complaint seeks damages for breach of his Employment Agreement that would arise only if he had been terminated "without cause", in the amount of $5.4 million and for unspecified damages for mental distress he has suffered as a result of the alleged change of his employment status. The complaint also seeks unspecified damages for defamation unrelated to the employment claims and damages in the amount of $272,000 representing the diminution in value of his stock in the Company, plus interest, arising from an alleged late registration of shares delivered to the individual in connection with the sale of his interest in CMA to the Bank in 1999.

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

     Before the bank filed its response to these claims, the employee voluntarily dismissed the complaint without prejudice. Counsel has not yet determined whether these claims are likely to be reasserted at a future time and cannot predict the outcome of any litigation in the event that they are reasserted. However, the Bank based upon the opinion of its counsel believes it is not probable that the outcome of the employment-related claims will result in a material loss to the Bank based upon the facts and information that have been provided to it to date. The Bank has not been able to determine whether the claims for defamation and the loss in the value of the stock are probable of having any materially adverse impact upon Bank until further investigation has been completed.

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

                              OVERVIEW AND STRATEGY

     Unity Bancorp, Inc. (the "Parent Company") is incorporated in Delaware and is a bank holding company under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company") was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 17 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey. These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank's wholly-owned subsidiary, Unity Financial Services, Inc. Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank's investment portfolio. In the first quarter of 1999, the Bank acquired Certified Mortgage Associates, Inc. ("CMA") under the purchase accounting method and, accordingly, the results of operations for the first quarter of 1999 contains only income and expenses realized and incurred after the CMA acquisition date of February 18, 1999. This wholly-owned subsidiary of the Bank originates loans funded by investors and simultaneously transfers the residential mortgages to the investors.

     As a result of the Company's and the Bank's federal capital ratios falling below required levels during 1999 and a liquidity situation that began in 1999, the Company's emphasis in the first quarter of 2000 was to restore it's capital ratios to acceptable levels and to stabilize its liquidity. To accomplish this, the Company sold $36.4 million of adjustable rate mortgages, realizing a loss of $733 thousand (after tax of $439 thousand), and raised $4.9 million of capital in the first quarter of 2000 through the issuance of preferred shares. This reduction of assets and raising of capital restored the federal capital ratios to above minimum requirements. The proceeds of the loan sale were applied against other borrowings, and with an increase in deposits through offering higher rates, the borrowings were paid-off in the first quarter of 2000.

     As a result of the capital offering and loan sale, the Company and the Bank now exceed the "well capitalized" designation in all federal capital ratios except for total capital to risk weighted average assets at March 31, 2000. The Bank is still subject to an order from the New Jersey Commissioner of Banking and Insurance, under which it is required to maintain a leverage capital ratio of 6% or else it is prohibited from paying dividends to the Company. The Bank does not meet this 6% requirement at March 31, 2000.

     The Company is now focusing its efforts on achieving profitable results, while maintaining its objective to continue to increase its' capital ratios and to maintain positive liquidity.

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

           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000
                  COMPARED TO THE QUARTER ENDED MARCH 31, 1999

NET INCOME

     The Company incurred a loss of $989.2 thousand, or $0.27 loss per basic and diluted share for the first quarter of 2000, compared to net income of $501 thousand, or $0.13 earnings per basic and diluted share for the first quarter of 1999. Basic and diluted earnings per share for the first quarter of 2000 were calculated on 3,704,708 weighted average shares outstanding compared to the first quarter of 1999's basic and diluted weighted average shares outstanding of 3,724,801 and 3,747,597, respectively. The dilutive effect was not applied to the first quarter of 2000's weighted average shares outstanding as it would have resulted in an antidilutive earnings per share.

     The $989.2 thousand loss largely reflects the $439 thousand after tax loss on the sale of the mortgage loans, related to the capital plan. The loss also reflects the growth in non-interest expense due to the opening of nine new branches over the course of 1999, the costs of administering the expanding loan portfolios, and the costs to monitor non-performing loans. In addition, contributing to the loss was an increase in the provision for loan losses. Offsetting these losses was a $180 thousand after tax settlement with a vendor that reduced non-interest expense in the first quarter of 2000.

     The changes in the components of net income included a $.3 million increase in net interest income, a $139 thousand increase in the provision for loan losses, a $1.1 million decrease in noninterest income, a $1.5 million increase in noninterest expense, and a $983 thousand decrease in the provision for income taxes.

NET INTEREST INCOME

     Net interest income increased $.3 million (10.7%) to $2.9 million for the first quarter of 2000 from $2.6 million for the first quarter of 1999.

     The $.3 million net interest income increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $154.1 million (66.9%) in average earning assets for the first quarter of 2000 totaling $384.6 million over the prior year's $230.6 million. The increases in average earning assets occurred across the entire balance sheet, with most increases in the loan and investment portfolios. Average loans increased $139.5 million (181.3%) to $310.3 million in the first quarter of 2000 from the $171.1 million recorded in the first quarter of 1999. Growth in the loan portfolio was primarily comprised of $101.9 million of residential adjustable rate mortgages (ARM) originated between April 30, 1999 and December 31, 1999 by the Bank's CMA subsidiary, partially offset by $37.0 million in mortgages sold in the first quarter of 2000, and $56.0 million of purchased home equity loans, of which $25.7 million were purchased on May 27, 1999 and $30.3 million were purchased on July 12, 1999. These ARM and home equity loans have a lower yield than commercial loans causing the loan portfolio yield to decrease to 7.64% in the first quarter of 2000 from 8.76% in the first quarter of 1999. The offsetting benefit to these lower rates is that the ARM loans have a lower risk-based capital risk factor of 50% as compared to 100% for commercial loans. This reduced the Bank's risk-based capital needs by approximately $2.6 million. Average investments increased $30.9 million (72.6%) to $73.5 million in the first quarter of 2000 from the $42.6 million recorded in the first quarter of 1999. Growth in the investment portfolio was the result of increased deposits from the Top Banana product introduced at the end of the first quarter of 1999. The yield on investments increased from 6.08% for the three months ended March 31, 1999 to 6.46% for the three months ended March 31, 2000. As a result of the increase in mortgages and home equity loans at lower yields exceeding investments at a higher yield, the first quarter of 2000 yield on earning assets decreased to 7.41% for the first quarter of 2000 from 7.98% for the first quarter of 1999, partially offsetting the volume related gains in interest income.

     Increases in interest-earning assets were primarily funded through an increase of $168.4 million (70.8%) in average deposits and borrowings to $406.2 million for the first quarter of 2000 from $237.8 million for the first quarter of 1999. Average deposits increased $132.3 million (55.7%) to $369.8 million for the first quarter of 2000 from $237.5 million in the first quarter of 1999. Average borrowings increased $36.1 million to $36.4 million for the first quarter of 2000 from $0.3 million in the first quarter of 1999. There were no borrowings at March 31, 2000, down $53.0 million from December 31, 1999 as a result of the borrowings being re-paid from the proceeds from the March 7, 2000 held-for-sale ARM loan sale and increased deposits.

     The cost of interest bearing liabilities increased to 4.88% for the first quarter of 2000 from 4.15% for the first quarter of 1999 and the total cost of funds, including non-interest bearing deposits, increased to 4.16% for the first quarter of 2000 from 3.35% for the first quarter of 1999. The increase in average interest-bearing liabilities and the cost of funds reflects the Company's decision to offer higher, promotional rates of interest to attract new customers to the new branch locations and the cost of the Federal Home Loan Bank of New York borrowings, which were paid-off in March 2000. The promotional rates of interest were offered both on time deposits and through the Top Banana premium money market product, which paid an introductory rate of 6.05%. Although this money market product was discontinued at September 30, 1999, the product was again offered in December 1999 in order to ease liquidity and provide funding for committed loans. These higher rate products and the liquidity needs caused a shift in the deposit portfolio toward higher rate deposit products and away from non-interest bearing deposits. Although the average balance of non-interest bearing deposits increased $14.2 million (31.0%) to a total of $60.0 million for the first quarter of 2000 from $45.8 million for the first quarter of 1999, non-interest bearing deposits as a percentage of the deposit portfolio decreased to 16.2% for the first quarter of 2000 from 19.3% for the first quarter of 1999. (Refer to the section titled Deposits and Borrowings for the average balance deposit schedule.) As a result of these factors, net interest margin declined to 3.02% during the first quarter of 2000 from 4.52% in the first quarter of 1999.

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

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest  amounts and interest  rates/yields on a fully tax-equivalent basis.)

                                                        Quarter Ended                           Quarter Ended
                                                           March 31,                               March 31,
                                                             2000                                    1999
                                          ---------------------------------------      ------------------------------------
                                           Average                         Rate/        Average                      Rate/
Quarters Ended March 31                    Balance         Interest        Yield        Balance      Interest        Yield
                                          ---------       ---------        ------      ---------     ---------       ------
ASSETS
Interest earning assets:
Taxable loans
  (net of unearned income) ..........     $ 310,260       $   5,928         7.64%      $ 171,127     $   3,748        8.76%
Tax-exempt securities ...............         3,372              80         9.49%          1,572            29        7.38%
Taxable investment securities .......        70,103           1,107         6.32%         41,007           618        6.03%
Interest-bearing deposits ...........           110               3        10.91%          3,176            33        4.16%
Federal funds sold ..................           706              10         5.67%         13,573           169        4.98%
                                          ---------       ---------                    ---------     ---------
Total Interest-earning assets .......       384,551       $   7,128         7.41%        230,455     $   4,597        7.98%
Non-interest earning assets .........        47,946                                       36,391
Allowance for loan losses ...........        (2,265)                                      (1,825)
                                          ---------                                    ---------
TOTAL AVERAGE ASSETS ................     $ 430,232                                    $ 265,021
                                          ---------                                    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
NOW deposits ........................     $ 108,891       $   1,153         4.24%      $  47,540     $     366        3.08%
Savings deposits ....................        19,449              89         1.83%         14,767            72        1.95%
Money market deposits ...............        18,118             128         2.83%         19,000           144        3.03%
Time deposits .......................       163,429           2,271         5.56%        108,089         1,367        5.06%
Other debt ..........................        36,356             584         6.43%          2,571            43        6.69%
                                          ---------       ---------                    ---------     ---------
Total interest-bearing liabilities ..       346,243       $   4,225         4.88%      $ 191,967     $   1,992        4.15%
Noninterest-bearing liabilities .....          (353)                                       3,552
Demand deposits .....................        59,948                                       45,791
Shareholders' equity ................        22,335                                       23,711
                                          ---------                                    ---------
TOTAL AVERAGE LIABILITIES
  AND SHAREHOLDERS' EQUITY ..........     $ 430,232                                    $ 265,021
                                                          ---------                                  ---------
Net interest income .................                     $   2,903                                  $   2,605
                                                                            -----                                     -----
Net interest rate spread ............                                       2.53%                                     3.83%
Net interest income/margin
  on average earning assets .........                                       3.02%                                     4.52%

     The following table presents the major factors by category that contributed to the changes in net interest income for the quarter ended March 31, 2000 and 1999. Amounts have been computed on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%.

                                                 Quarters Ended March 31
    (Dollar Amounts in Thousands                2000 versus 1999 Increase
    on a Fully Tax Equivalent Basis)           (Decrease) Due to Change in
                                           -----------------------------------
                                            Volume       Rate           Net
                                           -------     ---------      -------
    INTEREST EARNING ASSETS:
    Taxable loans
    (net of unearned income) ............  $ 3,047     $    (867)     $ 2,180
    Tax-exempt securities ...............       33            19           52
    Taxable investment securities .......      438            51          489
    Interest-bearing deposits ...........      (32)            2          (30)
    Federal funds sold ..................     (160)            1         (159)
                                           -------     ---------      -------
    Total Interest-earning assets .......  $ 3,326     $    (794)     $ 2,532

    INTEREST-BEARING LIABILITIES:
    NOW deposits ........................  $   479     $     255      $   734
    Savings deposits ....................       23            (6)          17
    Money market deposits ...............       (7)           (9)         (16)
    Time deposits .......................      700           204          904
    Other debt ..........................      603            (8)         595
                                           -------     ---------      -------
    Total interest-bearing liabilities ..  $ 1,798      $    436      $ 2,234
                                           -------     ---------      -------
    Net interest income .................  $ 1,528      $ (1,229)     $   298
                                           =======      ========      =======

PROVISION FOR LOAN LOSSES

     The provision for loan losses totaled $200 thousand for the first quarter of 2000, compared with the first quarter of 1999's provision of $61 thousand. The increase in the provision is primarily attributable to the growth in the loan portfolio as well as the 1999 increase in the specific reserve factors used to determine reserve levels on certain types of loans, and the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The increase in the specific reserve factors was offset by a shift in the composition of the loan portfolio toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential loans increased to 49.7% of total loans at March 31, 2000 as compared to 15.6% at March 31, 1999. In addition, the ratio of non-performing loans to total loans decreased to 0.95% at March 31, 2000 from 1.84% at March 31, 1999 and increased from 0.49% at December 31, 1999. The changes in the loan portfolio totals were the primary reason for the ratio changes.

NON-INTEREST INCOME

     Non-interest income, consisting of service charges on deposits, gains on sales of securities and loans and non-interest income decreased $1.1 million, or 67.9%, to $543 thousand for the first quarter of 2000 from $1.7 million for the first quarter of 1999. This $1.1 million decrease is primarily a result of a $1.2 million decrease in loan sale gains. The decrease in loan sale gain is primarily from the $731 thousand loss on sale of held-for-sale ARM loans and a $674 decrease in the gain on mortgage loan sales, totaling $231 thousand for the first quarter of 2000 compared to $905 thousand for the first quarter of 1999. The mortgage loan sale gains are the result of loans simultaneously funded by purchasing investors at the time of closing by the Bank's mortgage subsidiary, CMA. The decline in mortgage loan sale gains are the result of a decline in originations due to a rising rate environment. During a rising rate environment, re-financings are less likely to occur.



     GAIN ON LOAN SALES                       Quarter Ended     Quarter Ended
                                              March 31, 2000    March 31, 1999
     (In thousands)                            Gain (Loss)       Gain (Loss)
                                              --------------    --------------
     Mortgage loan sales ...................    $  231              $   905
     SBA guaranteed portion of loan sales ..       367                  211
     Held for sale - (loss) ................      (731)                 --
                                                ------              -------
     Total gain (loss) on loan sales .......    $ (133)             $ 1,116
                                                ======              =======

     The gain on sale of SBA loans reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $5.1 million in the first quarter of 2000, compared to $2.5 million in the first quarter of 1999.

     During the first quarter of 2000, the Bank sold adjustable rate mortgage loans with a then-current book value of $36.4 million to a third party investor, servicing released and without recourse, for a purchase price of $35.6 million. These loans had been classified as held-for-sale at year-end 1999 and resulted in a $733 thousand loss, $439 thousand after tax, at time of sale.

     In addition to the loan sales, other income, representing SBA servicing fees, loan fees, income on cash surrender value of life insurance, non-deposit account transaction charges, and other fee income increased $123 thousand (43.3%) to $407 thousand for the first quarter of 2000 compared to $284 thousand for the first quarter of 1999. The increases were of $66.5 thousand (49.6%) in SBA fees, $49.9 thousand (154.0%) in loan fees primarily associated with the mortgage originations, $27.2 thousand (128.9%) in non-deposit account transaction charges primarily as a result of automated teller machine charges to non-customers of the Bank, $29.7 thousand (212.1%) in miscellaneous income and a $50.2 thousand (60.9%) decrease in income on cash surrender value of insurance. The decrease in cash surrender value income is the result of the cancellation of $3.8 million of policies during the fourth quarter of 1999.

     The following is a summary of other income for the quarters ended March 31, 2000 and 1999:


     OTHER INCOME                                                   Quarter Ended     Quarter Ended
     For the quarters ended March 31,                               March 31, 2000    March 31, 1999
     (In thousands)                                                 --------------    --------------
     SBA Fees ................................................         $ 200.6           $ 134.1
     Loan fees ...............................................            82.3              32.4
     Income from cash surrender value of life insurance ......            32.2              82.4
     Non-deposit account transaction charges .................            48.3              21.1
     Miscellaneous ...........................................            43.7              14.0
                                                                       -------           -------
     Total other income ......................................         $ 407.1           $ 284.0
                                                                       =======           =======

     Service charges on deposits increased $99 thousand (56.6%) to $268 thousand for the first quarter of 2000 compared to $169 thousand for the first quarter of 1999. The additional deposit service charges were primarily the result of a service charge rate increase enacted in January 2000.

     Security gains decreased $120 thousand (99.2%) from the first quarter of 1999's $121 thousand to the first quarter of 2000's $1 thousand, a 24.3% decrease. The decrease is the result of the Company having nominal equity security sales during the first quarter of 2000, as compared to the first quarter of 1999.

NON-INTEREST EXPENSE

     Other non-interest expense increased $1.5 million (42.7%), to $4.9 million for the first quarter of 2000 from $3.4 million for the first quarter of 1999. The $1.5 million non-interest expense increase consisted of a $.5 million (27.8%) salaries and benefits increase to $2.3 million from $1.8 million, a $.2 million (40.0%) occupancy, furniture, and equipment expenses increase to $.7 million from $.5 million, and a $.7 million (58.3%) other operating expenses increase to $1.9 million from $1.2 million for the first quarter of 2000 compared to the first quarter of 1999, respectively. Included in occupancy, furniture, and equipment expense was a $300 thousand settlement received from a vendor in the first quarter of 2000.

     The following table presents a breakdown of other operating expenses for the quarter ended March 31, 2000 and 1999:

     OTHER OPERATING EXPENSES              Quarter Ended       Quarter Ended
     For the quarter ended March 31,       March 31, 2000      March 31, 1999
     (In thousands)                        --------------      --------------
     Professional Service ...............        288                 168
     Office Expense .....................        236                 366
     Advertising Expense ................        277                 113
     Communication Expense ..............        241                 104
     Bank Services ......................        268                 153
     FDIC Insurance .....................         47                  31
     Director Fees ......................         37                  87
     Non-Loan Losses ....................        (14)                 22
     Loan Expense .......................        288                  43
     Amortization of Intangibles ........        119                  34
     Other Expense ......................        126                  58
                                               -----               -----
     Total Other Expense ................      1,913               1,179
                                               =====               =====

     These other operating expense increases in professional services, office expense, communication expense, bank services and FDIC insurance are the result of the growth in the branch network and total deposits as six additional branches were opened after March 31, 1999 and expenses incurred in operating the Bank's mortgage subsidiary, CMA, which was acquired during February 1999. The increase in loan expense is related to the cost of administering the expanding loan portfolio. Goodwill amortization expenses relating to the acquisition of CMA totaled $116.3 thousand in the first quarter of 2000 and $30.8 thousand in the first quarter of 1999. There were $3.1 thousand in goodwill amortization expenses incurred in the both first quarters of 2000 and 1999, relating to the acquisition of the Bank's first branch from the Resolution Trust Corporation. CMA was acquired under the purchase accounting method and, accordingly, the prior period only reflects expenses incurred after the February 18, 1999 acquisition. Total other operating expenses incurred in connection with CMA were $975 thousand compared to $415 thousand for the first quarter of 1999, for the period of February 18, 1999 to March 31, 1999.. The increase in advertising expense is the result of increased marketing efforts to support the seventeen branch network.

INCOME TAX EXPENSE

     For the first quarter of 2000, a tax benefit of $690 thousand was recognized relating to the first quarter of 2000 loss as compared to a $293 thousand tax provision for federal and state taxes in the first quarter of 1999. This represents an effective tax rate of 41.1% and 36.9% for the first quarter of 2000 and the first quarter of 1999. The effective tax rates are the result of applicable tax rates computed against each legal entity's net income before taxes.

                      FINANCIAL CONDITION AT MARCH 31, 2000

     Total assets decreased $28.8 million (6.7%) to $409.7 million at March 31, 2000 compared to total assets of $439.0 million at December 31, 1999. Net loans decreased $35.6 million (11.0%) to $284.7 million at March 31,2000 compared to $320.3 million at December 31,1999. Cash and equivalents increased $7.8 million (51.8%) to $23.0 million at March 31, 2000 from $15.1 million at December 31,1999. The securities portfolio, including securities held-to-maturity and available-for-sale, decreased $823 thousand (1.1%) to $73.5 million at March 31,2000, compared to $74.3 million at December 31,1999. Other real estate owned decreased $747 thousand as one property was sold during the first quarter of 2000 without incurring any additional loss.

     Total deposits and borrowings decreased $33.2 million (8.1%) to $377.3 million at March 31, 2000 from total deposits and borrowings of $410.5 million at December 31,1999. The decrease was the result of paying-off the $53 million of borrowings with the proceeds from the sale of the held-for-sale ARM loans and the $19.8 million (5.5%) increase in deposits totaling $377.3 million at March 31, 2000 compared to $357.5 million at December 31, 1999. These deposit increases primarily reflect increases in the Top Banana premium rate money market account, and jumbo certificates of deposit from municipalities in the Bank's market area. Deposits were obtained primarily from the Company's market areas. The Company did not have any brokered deposits and, as such, neither solicited nor offered premiums for such deposits.

LOAN PORTFOLIO

     Net loans decreased $35.6 million (11.0%) to $284.7 million at March 31,2000 compared to $320.3 million at December 31,1999. The decrease in the loan portfolio is primarily the result of the sale of $36.4 million of adjustable rate one-to-four family residential mortgages (ARMs). (See the following tables for major category classification and changes for the first quarter of 2000.) $6.5 million of the $12.9 million increase in the commercial and industrial category is due to the growth in the SBA portfolio. The SBA portfolio is increasing as the Bank has identified that the increasing competition for commercial and non-residential loans make these loan types difficult to grow at desired rates of return. The increase in the SBA portfolio reflects the non-guaranteed portion of these loans which the Bank does not generally sell into the secondary market.

     The loan portfolio consists of commercial and industrial loans, real estate loans and consumer loans. Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Included in the commercial and industrial loans are the SBA loans. Real estate loans consist of loans secured by commercial or residential property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. The Company originates loans under SBA programs that generally provides for SBA guarantees between 75% and 90% of the principal of a qualifying loan. The guaranteed portion of the SBA loan is sold in the secondary market and the non-guaranteed portion generally remains in the portfolio. The loans are primarily to businesses and individuals located in the trade area. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers.

     The following tables sets forth (a) the classification of loans by major category, excluding unearned, deferred costs, and the allowance for loan loss for March 31, 2000 and 1999 and December 31, 1999, (b) the changes in the major categories comparing March 31, 2000 to December 31, 1999, and (c) the contractual maturities at March 31, 2000 and December 31, 1999:


                                           March 31, 2000             December 31, 1999                March 31, 1999
    CLASSIFICATION BY                ------------------------      -----------------------         ----------------------
    MAJOR CATEGORY                                      % of                          % of                         % of
(In thousands)                       Amount             Total        Amount           Total         Amount         Total
                                     ---------         ------      ---------          ------       ---------       ------
Commercial & industrial ........    $   56,343          19.7%      $  43,441           13.5%       $  43,322        25.3%
Real Estate
  Non-residential properties ...        51,329          17.9%         52,312           16.3%          60,558        35.4%
  Residential properties .......       142,098 (a)      49.7%        178,132 (b)       55.4%          26,746        15.6%
  Construction .................        10,204           3.6%         17,818            5.5%          15,415         9.0%
Consumer .......................        26,044           9.1%         29,780            9.3%          25,099        14.7%
                                     ---------         -----       ---------          -----        ---------       -----
Total Loans ....................     $ 286,018         100.0%      $ 321,483          100.0%       $ 171,140       100.0%
                                     =========         =====       =========          =====        =========       =====

(a)  includes $66.0 million of originated ARMs and $50.2 million of purchased
     HEL.

(b)  includes $99.1 million of originated ARMs and $54.6 million of purchased
     HEL


         CHANGES IN LOAN PORTFOLIO BY MAJOR CATEGORY                   March 31, 2000 vs.
                                                                       December 31, 1999
                                                                   -------------------------
     (In thousands)                                                Change $         Change %
                                                                   ---------        --------
     Commercial & industrial .................................      $12,902           29.7%
     Loans secured by real estate:
       Non-residential properties ............................        ($983)          -1.9%
       Residential properties - (includes $36.4 million
         of ARM's sold on March 7, 2000)......................     ($36,034)         -20.2%
       Construction ..........................................      ($7,614)         -42.7%
     Loans to individuals ....................................      ($3,736)         -12.5%
     Total Loans .............................................     ($35,465)         -11.0%

ASSET QUALITY

     The principal earning assets are loans. Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan. A borrower's inability to repay the loan can create the risk of past due loans, restructured loans, nonaccrual loans, and potential problem loans.

     Non-performing loans are (a) loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and that are not well collateralized and (b) loans past due 90 days or greater, still accruing interest that are well collateralized. Well collateralized means that the collateral is equal to the outstanding loan principal and interest due amounts. Management has evaluated these loans past due 90 days or greater, still accruing interest and determined that they are both well collateralized and in the process of collection. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Until the loan becomes current, any payments received from the borrower are applied totally to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

     Credit risk is minimized by ensuring loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins at the initial time of discussion of the origination of a loan with a borrower. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval. The loan portfolio is also subject to periodic internal review for credit quality and an outside firm is used to conduct internal reviews.

     The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended March 31, 2000 and 1999, along with year-to-date December 31, 1999:


NONPERFORMING LOANS                            Quarter Ended    Quarter Ended        Year Ended
(In thousands)                                 March 31, 2000   March 31, 1999    December 31, 1999
                                               --------------   --------------    -----------------
NONACCRUAL BY CATEGORY
Real Estate .................................         214           1,601               720
Consumer ....................................           0               6                 0
Commercial ..................................       1,403              26               692
Lease Financing Receivable ..................           0               0                 0
                                                    -----           -----             ------
Total .......................................       1,617           1,633             1,412
                                                    =====           =====             =====
PAST DUE 90 OR MORE AND STILL
  ACCRUING INTEREST
Real Estate .................................         448           1,056               159
Consumer ....................................          14               7                 7
Commercial ..................................         650             415                 0
Lease Financing Receivable ..................           0               0                 0
                                                    -----           -----             -----
Total .......................................     * 1,112           1,478               166
                                                    =====           =====             =====
TOTAL NON PERFORMING LOANS ..................       2,729           3,111             1,578
                                                    =====           =====             =====
OREO Property ...............................         758               0             1,505
Other Asset - (1) ...........................           0           1,131                 0
                                                    -----           -----             -----
 TOTAL NONPERFORMING ASSETS ..................      3,487           4,242             3,083
                                                    =====           =====             =====

NONPERFORMING LOANS TO TOTAL LOANS ..........       * .95%           1.84%             0.49%

NONPERFORMING ASSETS TO TOTAL ASSETS ........       * .85%           1.42%             0.70%

ALLOWANCE FOR LOANS LOSSES AS A
  PERCENTAGE OF NON-PERFORMING LOANS ........     * 85.78%          54.13%           137.71%


(1) reflects the value of an impaired asset associated with an unauthorized overdraft

* $239 thousand of these loans had matured prior to March 31, 2000 and were renewed within the first days of April 2000. $175 thousand of these loans made payments that brought them current or paid-off within the first days of April 2000, leaving a net $686 thousand. Had this activity occurred by March 31, 2000, the ratios would have been as follows:

     Nonperforming to total loans of .81%;

     Non-performing assets to total assets of .75%; and

     Allowance for loan losses as a percentage of non-performing loans of 1.12%

     Nonaccrual loans slightly increased $0.2 million from $1.4 million at year-end 1999 to $1.6 million at March 31, 2000. The loans past due 90 days or more and still accruing interest are well collateralized and in the process of collection. These 90 days or more past due loans increased $1.0 million from $166 thousand at December 31, 1999 to $1.1 million at March 31, 2000. The $1.0 million increase includes $239 thousand of loans that had matured prior to March 31, 2000 and were renewed within the first days of April 2000. An additional $175 thousand of the loans past due 90 days and still accruing interest made payments that brought them current or were paid-off also within the first few days of April 2000. The net amount of the loans 90 days or more past due and still accruing interest is $686 thousand, which is an increase of $322 thousand from December 31, 1999. Subsequent to March 31, 2000, $210 thousand of loans 90 days or more past due and still accruing interest were transferred to the non-accrual status.

     The $758.0 thousand OREO property was a nonaccrual loan that was foreclosed upon in the fourth quarter of 1999. OREO is carried at the lower of cost or market, less estimated selling costs at March 31, 2000. The other asset, related to an unauthorized overdraft that occurred in the fourth quarter of 1998 was a part of the OREO property balance at December 31, 1999 with a carrying value of $746 thousand. This $746 thousand asset represented equity in a house owned by the spouse of the debtor, who had turned the residence over to the Bank. This property was subsequently sold in March 2000 without the Bank incurring any additional loss.

     At March 31, 2000, there were no concentrations of loans to any borrowers or group of borrowers exceeding 10% of the total loan portfolio and there were no foreign loans. There were no other loans, other than those identified as non-performing, that causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms as of March 31, 2000.

ALLOWANCE FOR LOAN LOSSES

     The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance for loan losses when they occur and any subsequent recovery is credited to the allowance for loan losses. Risks within the loan portfolio are analyzed on a continuous basis by management, by an independent loan review function (provided by an outside firm) and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance for loan losses are made by provisions charged to expense and the allowance for loan losses is reduced by net charge-offs (i.e., loans judged to be not collectable are charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance for loan loss at a level deemed adequate to provide for potential losses, future additions to the allowance for loan losses may be necessary based upon certain factors including changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies have in the past and may in the future require the Bank to make additional adjustments based on their judgments about information available to them at the time of their examination.

     The allowance for loan losses totaled $2.3 million, $2.2 million, and $1.7 million at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

     During 1999, the specific reserve factors on certain loan types that were used to determine reserve levels were increased. This increase of specific reserve factors on certain loans were offset during 1999 by a shift in the composite of the portfolios toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential loans increased to 49.7% of total loans at March 31, 2000 as compared to 15.6% at March 31, 1999. In addition, the ratio of non-performing loans to total loans decreased 48.4% to 0.95% at March 31, 2000 from 1.84% at March 31, 1999 and increased from 0.49% at December 31, 1999. This was primarily from the changes in the total loan portfolio at each period.

     The following is a reconciliation summary of the allowance for loan losses for March 31, 2000 and 1999 and December 31, 1999:


ALLOWANCE FOR LOAN LOSS ACTIVITY               Quarter Ended          Year Ended          Quarter Ended
 (In thousands)                                March 31, 2000      December 31, 1999      March 31, 1999
                                               --------------      -----------------      --------------
Balance at beginning of year ...............     $ 2,173               $ 1,825                $ 1,825
Charge-offs:
    Real estate ............................           0                   871                      4
    Consumer ...............................          43                   130                      0
    Commercial and industrial ..............           0                   432                    199
                                                 -------               -------                -------
Total Charge-offs ..........................          43                 1,433                    203
Recoveries:
    Real estate ............................           0                     2                      0
    Consumer ...............................          10                    20                      2
    Commercial and industrial ..............           1                    16                      0
Total recoveries ...........................          11                    38                      2
                                                 -------               -------                -------
Total net charge-offs ......................          32                 1,395                    201
                                                 -------               -------                -------
Provision charged to expense ...............         200                 1,743                     61
                                                 -------               -------                -------
Balance of allowance at end of year ........     $ 2,341               $ 2,173                $ 1,685
                                                 =======               =======                =======
Ratio of net charge-offs to average
  loans outstanding ........................        0.01%                 0.59%                  0.12%
Ratio of allowance to total loans, net
  of guaranteed SBA loans held for sale ....        0.83%                 0.68%                  1.01%

     The ratio of allowance to total loans decreased to 0.83% for the first quarter of 2000 compared to 1.01% for the first quarter of 1999, but increased as compared to the 0.68% for the year ended 1999. The decrease of the ratio of allowance to total loans between quarters was due to the shift in the portfolio mix toward residential loans. The increase in loans of $114.9 million (67.1%) between the first quarter of 2000 and the first quarter of 1999 primarily consisted of the residential mortgage increase of $115.4 million. Residential loans increased to 49.7% of total loans at March 31, 2000 as compared to 15.6% at March 31, 1999. Residential mortgage loans have a general reserve rate of
 .25% and, as a result, decreased the overall ratio of allowance to loans. In addition, purchased loans, totaling $50.2 million, are carried at the amount of undiscounted estimated future cash collections and therefore have no allowance account allocated to them. The increase over year-end 1999 was due to a net increase in the allowance of $168 thousand, as a result of provisions totaling $200 thousand and net charge-offs of $32 thousand.

INVESTMENT SECURITY PORTFOLIO

     The investment security portfolio is maintained for asset-liability risk control purposes and to provide an additional source of funds. The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, selected state and municipal obligations, corporate securities and equity securities. Management determines the appropriate security classification of available-for-sale or held-to-maturity at the time of purchase.

     At the end of the first quarter of 2000, the investment portfolio remained virtually unchanged, decreasing $823 thousand from monthly payments and totaled $73.5 million, comprised of $39.5 million in securities available for sale and $34.0 million in securities held-to-maturity. At March 31, 2000, no investment securities were classified as trading securities.

DEPOSITS AND BORROWINGS

     Deposits are the primary source of funds.

     Deposits and borrowings decreased $33.2 million (8.1%) to $377.3 million at March 31, 2000 from $410.5 million at December 31, 1999. This decrease was the result of paying-off the $53 million of borrowings with $36.4 million of proceeds from the held-for-sale ARM loans sold in the first quarter of 2000 and increasing deposits $19.8 million during the quarter. To satisfy liquidity needs that arose late in 1999 and that continued through the first quarter of 2000, higher rates were offered on time deposits and the Top Banana premium rate money market accounts to attract deposits. Time deposits increased $16.1 million (10.7%) to $166.3 million from $150.2 million, interest-bearing demand deposits, which include the Top Banana premium rate money market account, increased $11.4 million (10.9%) to $115.7 million from $104.3 million, noninterest-bearing demand deposits decreased $6.5 million (10%) to $58.6 million from $65.1 million, and savings deposits decreased $1.2 million (3.2%) to $36.7 million from $37.9 million at March 31, 2000 compared to December 31, 1999.

     The result of the promotional activities, the increased reliance on time deposits over $100 thousand, and the borrowings, which were outstanding from December 31, 1999 to March 7, 2000, was to increase the cost of funds (including non-interest bearing demand deposits) to 4.16% for the quarter ended March 31, 2000 as compared to 3.35% for the quarter ended March 31, 1999 and 3.82% at year end 1999.

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

     The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company's variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points, is a decline of 2.88% in a rising rate environment and an increase of 2.06% in a falling rate environment. Both variances are within the board approved guidelines of +/- 3.00%. This is an improvement from December 31, 1999 where the economic value of equity with rate shocks of 200 basis points was not within the board's approved guidelines of +/- 3.00%. At December 31, 1999, there was a decline of 3.16% in a rising rate environment and an increase of 2.68% in a falling rate environment.

     The acquisition of longer-term CDs, the sale of $36 million of residential mortgages, and subsequent reduction in short-term Federal Home Loan Bank - NY borrowings with the cash proceeds contributed to the improvement in long-term market risk measures.

OPERATING, INVESTING, AND FINANCING CASH

     Cash and cash equivalents decreased $33.9 million to $23.0 million at March 31, 2000 from $56.9 million at March 31, 1999. Net cash provided by operating activities decreased $2.2 million, totaling $.6 million at March 31, 2000 compared to $1.6 million at March 31, 1999. This was primarily due to the $1.5 million decrease in net income. Net cash used in investing activities increased $48.8 million to $36.7 million in the first quarter of 2000, compared to $(12.2) million during the prior year. This was primarily from an increase in the proceeds of loan sales of $37.5 million, a net decrease in securities investing activities of $5.3 million, a decrease in capital expenditures of $4.1 million and a decrease in acquisition purchases of $1.7 million. The capital expenditures of 1999 were related to the new branches and the acquisition was of CMA. Net cash provided by financing activities decreased $66.4 million to ($28.7) million at March 31, 2000, compared to $38.1 million a year earlier. This was primarily attributed to a

$53.0 million borrowing payoff, a $18.5 million deposit decrease and $4.9 million in preferred stock proceeds.

LIQUIDITY

     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

  Bank Holding Company

     The principal source for funds for the holding company are dividends paid by the Bank. The Bank is currently restricted from paying dividends to the holding company because its tier 1 capital to average assets ratio is less than six percent. At March 31, 2000, as a result of the proceeds from the preferred stock offering, the Bank Holding Company had $1.8 million in cash. Marketable securities, valued at fair market value, totaled $362 thousand.

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

     Total deposits amounted to $377.3 million, as of March 31, 2000. The Company has paid-off the $53.0 million in borrowings from the FHLB of New York that were outstanding at December 31, 1999. These borrowings at December 31, 1999 augmented the Company's liquidity. At March 31, 2000, $24.4 million was available for borrowing from the FHLB of New York.

     As of March 31, 2000, deposits included $55.9 million from two municipalities. These deposits are of short duration, and are very sensitive to price competition. If these deposits were to be withdrawn, in whole or in part, it would negatively impact liquidity. At March 31, 2000, the Bank had no commitments to fund residential mortgage loans through the CMA subsidiary.

     To increase liquidity, the higher rate Top Banana money market accounts were again offered in December 1999. Although these accounts may increase interest expense, the accounts will help the Bank meet its liquidity needs.

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

     In connection with the Company's 1999 branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. Due to losses incurred during 1999, the Company and the Bank failed to meet their federal minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999 and the Bank failed to meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 1999. Because the Bank failed to satisfy the federal minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. At December 31, 1999, the Company's average asset leverage ratio was 4.35%, the Company's total risk based capital ratio was 6.88% and the Company's Tier 1 risk based capital ratio was 6.17%. The Bank's ratios were 4.01%, 6.33%, and 5.62%, respectively. Minimum required ratios under both FRB and FDIC regulations are 4%, 8%, and 4%, respectively. Because of the capital ratios, in the fourth quarter of 1999, the Company and the Bank entered into memoranda of understanding with the state and federal regulators. The memoranda required the Company and the Bank to raise capital, establish procedures to update the regulators every 30 days on the Company's progress, adopt certain policies and review the Company's management. The Company is prohibited from paying a dividend to its shareholders, and the Bank is prohibited from paying a dividend to the Company, if, after giving effect to the dividend, either the Company or the Bank would not meet all minimum capital ratios. In addition, even if a proposed dividend would not leave the Company undercapitalized, the Company must notify its regulators in writing 30 days prior to any proposed dividend.

     On March 13, 2000, the Company completed an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a cumulative dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8966. The accounting, legal and consulting costs to issue the preferred stock totaled $.3 million and were applied against the proceeds. The Bank received $4.2 million of the proceeds from the Company in March 2000.

     In connection with the memorandum of understanding, and because the Bank was deemed "undercapitalized" pursuant to the FDIC's prompt corrective action regulations at September 30, 1999, the Company and the Bank submitted a capital plan to the FDIC and the New Jersey Department of Banking and Insurance in the fourth quarter of 1999. Under this plan, in addition to the sale of preferred stock previously discussed, the Company contemplated selling assets as a way to enhance its capital ratios both through the reduction of assets and through income earned on the sale. Pursuant to this portion of the Bank's capital plan, the Bank sold $36.4 million in adjustable rate one-to-four family mortgages (ARM's) on March 7, 2000. The purchase price for these mortgages, which were sold servicing released and without recourse was $35.6 million. This resulted in a loss of $ 733 thousand loss in the first quarter, $439 thousand net of taxes).

     As a result of the preferred stock offering and the reduction of assets through the ARM loan sale, both the Company and the Bank exceed the minimum federal capital adequacy requirements at March 31, 2000. However, the Bank does not meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at March 31, 2000.

     The COMPANY'S actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well Capitalized
                                                                             For Capital                    Under Prompt Corrective
                                            Actual                         Adequacy Purposes                   Action Provisions
                                      ----------------                     -----------------               -------------------------
  (In thousands)                        Amount   Ratio                      Amount    Ratio                      Amount     Ratio
                                      --------   -----                     --------   ------                    --------   -------
AS OF MARCH 31, 2000
  Total capital
    (to Risk Weighted Assets)         $ 24,614   8.52%  is greater than    $ 23,115    8.00%  is less than      $ 28,894    10.00%
                                                        or equal to
  Tier I Capital
    (to Risk Weighted Assets)         $ 22,273   7.71%  is greater than    $ 11,558    4.00%  is greater than   $ 17,336     6.00%
                                                        or equal to                           or equal to
  Tier I Capital
    (to Average Assets)               $ 22,273   5.21%  is greater than    $ 17,106    4.00%  is greater than   $ 21,382     5.00%
                                                        or equal to                           or equal to

AS OF DECEMBER 31, 1999
  Total capital
    (to Risk Weighted Assets)         $ 21,056   6.88%  is less than       $ 24,481    8.00%  is less than      $ 30,602    10.00%

  Tier I Capital
    (to Risk Weighted Assets)         $ 18,883   6.17%  is greater than    $ 12,241    4.00%  is greater than   $ 18,361     6.00%
                                                        or equal to                           or equal to
  Tier I Capital
    (to Average Assets)               $ 18,883   4.35%  is greater than    $ 17,348    4.00%  is less than      $ 21,685     5.00%
                                                        or equal to

     The BANK'S actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well Capitalized
                                                                             For Capital                    Under Prompt Corrective
                                            Actual                         Adequacy Purposes                   Action Provisions
                                      ----------------                     -----------------               -------------------------
  (In thousands)                        Amount   Ratio                      Amount    Ratio                      Amount     Ratio
                                      --------   -----                     --------   ------                    --------   -------
AS OF MARCH 31, 2000-
  Total capital
    (to Risk Weighted Assets)         $ 23,030   8.01%  is greater than    $ 22,995    8.00%  is less than      $ 28,744    10.00%
                                                        or equal to
  Tier I Capital
    (to Risk Weighted Assets)         $ 20,689   7.20%  is greater than    $ 11,497    4.00%  is greater than   $ 17,246     6.00%
                                                        or equal to                           or equal to
  Tier I Capital                                  (a)
    (to Average Assets)               $ 20,689   4.88%  is greater than    $ 16,941    4.00%  is less than      $ 21,177     5.00%
                                                        or equal to

AS OF DECEMBER 31, 1999-
  Total capital
    (to Risk Weighted Assets)         $ 19,388   6.33%  is less than       $ 24,520    8.00%   is less than     $ 30,651    10.00%

  Tier I Capital
    (to Risk Weighted Assets)         $ 17,215   5.62%  is greater than    $ 12,260    4.00%   is less than     $ 18,390     6.00%
                                                        or equal to
  Tier I Capital                                  (a)
    (to Average Assets)               $ 17,215   4.01%  is greater than    $ 17,181    4.00%   is less than     $ 21,476     5.00%
                                                        or equal to

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

     Shareholders' equity increased $3.9 million (17.7%) to $25.7 at March 31, 2000 compared to $21.8 million at December 31, 1999. This increase was the result of the $4.9 million net preferred stock offering proceeds, the $989 thousand net loss for the first quarter of 2000, and the $74 thousand accumulated other comprehensive loss.

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

ITEM 1. LEGAL PROCEEDINGS

     An officer of Certified Mortgage Associates, Inc., the Bank's mortgage banking subsidiary, commenced an action alleging, among other things, that he has been constructively terminated following his suspension and subsequent reinstatement to his current position. The individual has returned to work and is performing his duties in accordance with his Employment Agreement. The complaint seeks damages for breach of his Employment Agreement that would arise only if he had been terminated "without cause", in the amount of $5.4 million and for unspecified damages for mental distress he has suffered as a result of the alleged change of his employment status. The complaint also seeks unspecified damages for defamation unrelated to the employment claims and damages in the amount of $272,000 representing the diminution in value of his stock in the Company, plus interest, arising from an alleged late registration of shares delivered to the individual in connection with the sale of his interest in CMA to the Bank in 1999.

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

     Before the bank filed its response to these claims, the employee voluntarily dismissed the complaint without prejudice. Counsel has not yet determined whether these claims are likely to be reasserted at a future time and cannot predict the outcome of any litigation in the event that they are reasserted. However, the Bank based upon the opinion of its counsel believes it is not probable that the outcome of the employment-related claims will result in a material loss to the Bank based upon the facts and information that have been provided to it to date. The Bank has not been able to determine whether the claims for defamation and the loss in the value of the stock are probable of having any materially adverse impact upon Bank until further investigation has been completed.

ITEM 2. CHANGE IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibit
            Number               Description of Exhibits
            ------               -----------------------
              27                 Financial Data Schedule

     (b)    Reports on Form 8-K
            Date                        Item Reported
            ----                        -------------
            01/06/2000                  5 - Lease/sublease settlement agreement
            03/17/2000                  5 - Preferred Stock offering completion

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                           UNITY BANCORP, INC.


Dated: May 12, 2000            By: /s/ Robert J. Van Volkenburgh
                                   -----------------------------
                                   ROBERT J. VAN VOLKENBURGH,
                                   Chairman of the Board


                               By: /s/ Kevin Killian
                                   -----------------------------
                                   KEVIN KILLIAN,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)