Form 10KSB/A
UNITY BANCORP INC /DE/
filed 2000-06-15
CIK 920427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1999
                          ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

                         Commission file number 1-12431

                               UNITY BANCORP, INC.
            ---------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            Delaware                                      22-3282551
  ---------------------------------                   --------------------
   (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

     64 Old Highway 22, Clinton, NJ                         08809
 --------------------------------------                   ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names of the directors and their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each and the year in which each became a director of the Company.



================================================================================================
  NAME, AGE AND POSITION WITH            PRINCIPAL OCCUPATION DURING PAST FIVE        DIRECTOR
  COMPANY(1)                             YEARS                                        SINCE(2)
------------------------------------------------------------------------------------------------
  Robert J. Van Volkenburgh, 57,         Chairman of the Board and Chief Executive      1990
  Chairman of the Board and Chief        Officer of the Company; Chairman of the
  Executive                              Officer Board of the Bank; Chief
                                         Executive Officer of Total Packaging
                                         Corporation and Best Packaging & Design
                                         Corp.
------------------------------------------------------------------------------------------------
  Charles S. Loring, 58, Director        Owner, Charles S. Loring, CPA (Accountants)    1990
------------------------------------------------------------------------------------------------
  David D. Dallas, 45                    Vice Chairman and Corporate Secretary of       1990
  Vice Chairman and                      the Company; Vice Chairman of the Bank;
  Corporate Secretary                    Chief Executive Officer of Dallas Group of
                                         America (Chemicals)
------------------------------------------------------------------------------------------------
  Peter P. De Tommaso, 74                Retired President Home Owners Heaven, Inc.     1991
  Director                               (Hardware and Lumber Retail)
================================================================================================


(1) Each director of the Company is also a director of Unity Bank (the "Bank").

(2) Includes prior service on Board of Directors of Bank

     The following table sets forth certain information about each executive officer of the Company who is not also a director.



=====================================================================================================
                                         PRINCIPAL OCCUPATION DURING
  NAME, AGE AND POSITION                 PAST FIVE YEARS                               OFFICER SINCE
-----------------------------------------------------------------------------------------------------
  Kevin J. Killian, 43,                  Chief Financial Officer of the Company and       1998
  Chief Financial Officer of the         Executive Vice President of the Bank.
  Company                                Previously, Mr. Killian was President of
                                         United Heritage Bank and Chief Financial
                                         Officer of Independence Bancorp.
-----------------------------------------------------------------------------------------------------
  Anthony J. Feraro, 52, Senior Vice     Executive Vice President of Zion Bancorp         1999
  President and Chief Operating
  Officer of the Company
=====================================================================================================


        Based solely on its review of copies of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary for the last three fiscal years of the cash and non-cash compensation awarded to, earned by, or paid to, the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company or the Bank whose individual remuneration exceeded $100,000 for the last fiscal year.




==========================================================================================================================
                                   ANNUAL COMPENSATION                                     LONG-TERM
                                                                                          COMPENSATION
                              --------------------------------------------------------------------------------------------
NAME AND PRINCIPAL                           SALARY           BONUS             OTHER                      AWARDS
POSITION                      YEAR            ($)              ($)              ANNUAL         ---------------------------
                                                                                COMPEN-         RESTRICTED      SECURITIES
                                                                                SATION($)(1)    STOCK           UNDERLYING
                                                                                                AWARD(S) ($)     OPTIONS/
                                                                                                                  SARS (#)
--------------------------------------------------------------------------------------------------------------------------

                              1999          280,000         114,718(3)          6,450                 0               --
Robert J. Van Volkenburgh,   ---------------------------------------------------------------------------------------------
Chairman and Chief            1998          125,000(2)      124,658(4)          6,150                 0           94,763
Executive Officer            ---------------------------------------------------------------------------------------------
                              1997          100,000(2)       60,188(5)          7,800                 0           14,175
--------------------------------------------------------------------------------------------------------------------------

                              1999          100,000(6)       76,490(7)          6,300                 0               --
David D. Dallas,             ---------------------------------------------------------------------------------------------
Vice Chairman and             1998           62,500(6)       85,693(8)          6,150                 0           41,475
Corporate Secretary          ---------------------------------------------------------------------------------------------
                              1997           50,000(6)       36,781(9)          8,400                 0            9,450
--------------------------------------------------------------------------------------------------------------------------

Anthony J. Feraro, Chief
Operating Officer and         1999           33,065(10)          --                --                 0               --
Executive Vice President
--------------------------------------------------------------------------------------------------------------------------

Kevin J. Killian,             1999          112,121           2,440(11)            --                 0            5,000
Chief Financial Officer      ---------------------------------------------------------------------------------------------
and Executive Vice            1998           41,735(12)          --                --                 0            8,925
President
==========================================================================================================================


(1) Other annual compensation includes director fees, insurance premiums and the personal use of Bank automobiles.

(2)  Consists of Mr. Van Volkenburgh's annual retainer as Chairman of the Board.

(3) This bonus represents the value of 10,713 shares issued to Mr. Van Volkenburgh under the Company's 1997 Stock Bonus Plan.

(4) This bonus represents the value of 9,450 shares issued to Mr. Van Volkenburgh under the Company's 1997 Stock Bonus Plan.

(5) This bonus represents the value of 4,500 shares issued to Mr. Van Volkenburgh under the Company's 1997 Stock Bonus Plan.

(6)  Consists of Mr. Dallas's annual retainer as Vice Chairman.

(7) This bonus represents the value of 7,143 shares issued to Mr. Dallas under the Company's 1997 Stock Bonus Plan.

(8) This bonus represents the value of 6,496 shares issued to Mr. Dallas under the Company's 1997 Stock Bonus Plan.

(9) This bonus represents the value of 4,331 shares issued to Mr. Dallas under the Company's 1997 Stock Bonus Plan.

(10) Mr. Feraro was hired in as the Company's Chief Operating Officer and Executive Vice President in November 1999. Pursuant to Mr. Feraro's employment agreement, he is to receive an annual salary of $250,000, subject to increase, as well as certain bonus payments. See "Employment Agreements."

(11) This bonus represents the value of 227 shares issued to Mr. Killian under the Company's 1994 Stock Bonus Plan.

(12) Mr. Killian was hired as the Company's Chief Financial Officer in July
     1998.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Mr. Van Volkenburgh to serve as the Company's Chairman and Chief Executive Officer. Mr. Van Volkenburgh's agreement provides for a three-year term, automatically renewable on each anniversary date for an additional one year period unless, ninety days prior to such anniversary date, either party provides written notice of its intention not to renew. The employment agreement provides that Mr. Van Volkenburgh will receive an annual base salary, to be reviewed annually by the Board of Directors. Mr. Van Volkenburgh's initial salary under the agreement is $280,000, plus an annual bonus as determined by the Board of Directors. The agreement permits the Company to terminate Mr. Van Volkenburgh's employment for "cause" at any time. The agreement defines "cause" to mean personal dishonesty, incompetence, wilful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, wilful violation of any law, rule or regulation (other than traffic violations or similar offenses), final cease and desist order, or material breach of any provision of the agreement and any of which cause a material adverse impact upon the Company. In the event Mr. Van Volkenburgh is terminated for any reason other than cause, or in the event Mr. Van Volkenburgh resigns his employment because

     a) he is reassigned to a position of lesser rank or status than Chairman of the Board and Chief Executive Officer; or

     b) his place of employment is relocated by more than thirty miles from its location as of the date of the employment agreement or his compensation or other benefits are reduced; then

Mr. Van Volkenburgh or, in the event of death, his beneficiary will be entitled to severance pay in an amount equal to thirty-six (36) months of Mr. Van Volkenburgh's then current base salary. Mr. Van Volkenburgh's agreement further provides that upon the occurrence of a change in control, as defined in the agreement, Mr. Van Volkenburgh will be entitled to receive his then current base salary for a period of thirty-six (36) months, grossed-up for the tax impact. The employment agreement also prohibits Mr. Van Volkenburgh from competing with the Company for a period of one year following the termination of his employment.

         On October 18, 1999, the Bank entered into an employment agreement with Mr. Anthony J. Feraro to serve as Executive Vice President and Chief Operating Officer of the Bank. Mr. Feraro's agreement provides for a two-year term, automatically renewable on each anniversary date for an additional one-year period unless, 90 days prior to such anniversary date, either party provides written notice of its intention not to renew. The employment agreement provides that Mr. Feraro will receive an annual base salary, to be reviewed annually by the Board of Directors. Mr. Feraro's initial salary under the agreement is $250,000, plus an override commission equal to 25 basis points of the guaranteed portion of all small business administration loans originated by the Bank after

January 1, 2000 up to a maximum commission of $75,000 per year. Mr. Feraro shall also be entitled to a performance bonus based upon mutually acceptable performance criteria in the year 2000 in the amount of up to $125,000. The agreement permits the Company to terminate Mr. Feraro's employment for cause at any time. The agreement defines cause to mean personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation or final cease and desist order for material breach of any provision of this agreement. In the event that Mr. Feraro is terminated for any reason other than cause during the first year of the agreement, Mr. Feraro shall be entitled to receive his then-current base salary for 12 months. If such termination occurs during the second year of his employment, Mr. Feraro shall be entitled to receive his then-current base salary, pro rated, for a period of nine months. Thereafter, if Mr. Feraro's employment is terminated without cause, Mr. Feraro will be entitled to receive his then-current base salary, pro rated, for a period of three months. Mr. Feraro has the right to terminate his employment upon the occurrence of a change in control and shall be entitled to receive a lump sum payment equal to his then-current base salary. The employment agreement also prohibits Mr. Feraro from competing with the Bank for a period of one year following the termination of his employment.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

         The Company maintains a supplemental executive retirement plan for Mr. Van Volkenburgh. Under this plan, Mr. Van Volkenburgh will receive a retirement benefit equal to 60% of his average final compensation determined by his last three years of employment. In certain circumstances, such as in a change in control, Mr. Van Volkenburgh will be paid 60% of his "final scheduled compensation", which is calculated by taking his then current compensation and increasing it five percent (5%) per year for each year remaining until Mr. Van Volkenburgh reaches age 65. In this case, Mr. Van Volkenburgh will also receive a tax allowance. Annual retirement payments are to be made for 20 years under the supplemental executive retirement plan.

STOCK BENEFIT PLANS FOR EMPLOYEES

         The Company maintains the Company's 1994 Incentive Stock Option Plan (the "Employee Plan") under which 591 shares of common stock are currently reserved for issuance, subject to adjustments as set forth therein. The Company's officers and other key employees (including officers and employees who are directors), the Bank and any other subsidiaries which the Company may acquire or incorporate may participate in the Employee Plan. The Board of Directors administers the Employee Plan, and has the authority to determine the key employees who will receive options under the Employee Plan, the terms and conditions of options granted under the Employee Plan and the exercise price therefor.

         The Company maintains the 1994 Stock Bonus Plan, under which 25,548 shares of common stock are currently reserved for issuance. The Company's officers and other key employees of the bank and any other subsidiaries which the Company may acquire or incorporate may participate in the Stock Bonus Plan. The Company's Board of Directors administers and supervises the Stock Bonus Plan. The Board has the authority to determine the key employees or directors who will receive awards under the Plan and the number of shares awarded to each recipient.

         In addition, officers and employees are eligible to participate in both the 1997, 1998 and 1999 Stock Option Plans and the 1997 Stock Bonus Plan discussed under the heading "Compensation of Directors."

         The following table provides certain information concerning option grants in 1999:

--------------------------------------------------------------------------------------------------------------------
                                             INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------
                      NUMBER OF          % OF TOTAL
                      SECURITIES         OPTIONS/SARS
                      UNDERLYING         GRANTED TO         EXERCISE OR                            PRESENT VALUE OF
                      OPTIONS/SARS       EMPLOYEES IN       BASE PRICE            EXPIRATION         GRANT ON DATE
                      GRANTED (#)(1)     FISCAL YEAR         ($/SH)                 DATE                ($)(2)
--------------------------------------------------------------------------------------------------------------------
Kevin Killian            5,000               3.49              10.00                2009               $36,450
--------------------------------------------------------------------------------------------------------------------


(1) These options are not exercisable until the fifth anniversary of the date of grant.

(2) The present value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield of 0.0%; expected volatility of 90.0%; risk-free interest rate of 5.75%; and expected lives of 3 years and 8 months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth, as of March 31, 2000, certain information concerning the ownership of shares of Common Stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the issued and outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each named executive officer described in this Proxy Statement under the caption "Executive Compensation," and (iv) all directors and officers of the Company as a group.


===================================================================================================================
                       NAME AND POSITION                                NUMBER OF SHARES              PERCENT
                         WITH COMPANY                                BENEFICIALLY OWNED (1)          OF CLASS
-------------------------------------------------------------------------------------------------------------------
  David D. Dallas, Vice Chairman and Corporate Secretary                   507,123(2)                 12.68%
-------------------------------------------------------------------------------------------------------------------
  Peter P. DeTommaso, Director                                             190,108(3)                  4.90%
-------------------------------------------------------------------------------------------------------------------
  Anthony J. Feraro, Executive Vice President and Chief
  Operating Officer of the Bank                                             15,500(4)                  0.40%
-------------------------------------------------------------------------------------------------------------------
  Kevin Killian, Executive Vice President, Chief Financial
  Officer                                                                   32,627(5)                  0.84%
-------------------------------------------------------------------------------------------------------------------
  Charles S. Loring, Director                                              133,266(6)                  3.43%
-------------------------------------------------------------------------------------------------------------------
  Robert J. Van Volkenburgh, Director and Chief Executive
  Officer                                                                  736,739(7)                 18.11%
-------------------------------------------------------------------------------------------------------------------
  Directors and Executive Officers of the Company as a Group
  (6  persons)                                                           1,615,363(8)                 37.66%
===================================================================================================================
  5% Shareholders:
-------------------------------------------------------------------------------------------------------------------
  Robert Dallas, Director of the Bank                                      455,495(9)                 11.47%
===================================================================================================================


(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within sixty (60) days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person.

(2) Includes 60,769 shares issuable upon the exercise of immediately exercisable options held by Mr. Dallas and 6,900 shares issuable upon the conversion of preferred shares. Also includes 6,743 shares held by Jessica Lynn Dallas and 6,743 shares held by David Tyler Dallas, Mr. Dallas' minor children. Shares also disclosed as beneficially owned by Mr. Dallas include 35,147 shares held by Dallas Group of America, Inc. Employees' Profit Sharing Trust, 101,295 shares held by Dallas Group of America, Inc., 105,478 shares and 69,000 shares issuable upon the conversion of preferred shares held by Dallas Financial Holdings, LLC and 28,666 shares held by Trenton Liberty Ins. Co. These shares are also disclosed as beneficially owned by Mr. Robert Dallas.

(3) Includes 163,210 shares owned jointly with Mr. DeTommaso's spouse. Also includes 12,412 shares issuable upon the exercise of immediately exercisable options and 9,660 shares issuable upon conversion of preferred shares.

(4) Includes 100 shares held by Mr. Feraro's spouse in her own name. Also includes 13,800 shares issuable upon conversion of preferred shares.

(5) Includes 23,925 shares issuable upon the exercise of immediately exercisable options held by Mr. Killian and 6,900 shares issuable upon conversion of preferred shares.

(6) Includes 9,898 shares held by Mr. Loring's spouse in her own name, 21,600 shares owned jointly with his spouse, and 12,048 shares held by The Loring Partnership. Mr. Loring disclaims beneficial ownership of the shares held by his spouse. Also includes 11,278 shares purchasable upon the exercise of immediately exercisable options and 6,900 shares issuable upon conversion of preferred shares.

(7) Includes 108,064 shares held by Mr. Van Volkenburgh's spouse in her own name, 19,499 shares owned jointly by Mr. Van Volkenburgh and his spouse, 33,882 shares and 31, 887 shares held by Total Packaging Corporation and Best Packaging & Design Corp., respectively, corporations owned by Mr. Van Volkenburgh, and 29,531 shares held in a brokerage account for the benefit of Mr. Van Volkenburgh. Also includes 123,704 shares issuable upon exercise of immediately exercisable options and 82,800 shares issuable upon conversion of preferred shares. Mr. Van Volkenburgh disclaims beneficial ownership of the shares held by his spouse in her own name. Also includes 6,890 shares held by RJV Capital Management LLC, a limited liability company owned by Mr. Van Volkenburgh.

(8) Includes 232,088 shares issuable upon the exercise of immediately exercisable options and 195,960 shares issuable upon conversion of preferred shares.

(9) Includes 6,587 shares held by Mr. Dallas' son, 35,176 shares issuable upon the exercise of immediately exercisable options held by Mr. Dallas and 6,900 shares issuable upon the conversion of preferred shares. Also disclosed as beneficially owned by Mr. Dallas are 35,147 shares held by Dallas Group of America, Inc. Employees' Profit Sharing Trust, 101,295 shares held by Dallas Group of America, Inc., 105,478 shares and 69,000 shares issuable upon the conversion of preferred shares held by Dallas Financial Holdings, LLC and 28,666 shares held by Trenton Liberty Ins. Co. These shares are also disclosed as beneficially owned by Mr. David Dallas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e. corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

     The Company leases both its headquarters and its Scotch Plains office from partnerships consisting of Messrs. Van Volkenburgh, R. Dallas and D. Dallas. Under the leases for these facilities, the partnerships received in 1999 rental payments of $496,813. The Company believes that these rent payments reflect market rents and that the leases reflect terms which are comparable to those which could have been obtained in a lease with an unaffiliated third party. The annual base rent will increase by the higher of the Urban Consumer Price Index or 3% annually. In addition, the Company intends to lease additional space in its headquarters facility. The Company anticipates that the additional rental payments for this additional space will be comparable to rents which could have been obtained in comparable leases with unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT

  10. Employment Agreement dated April 1, 1999 by and among Robert J. Van Volkenburgh and Unity Bancorp, Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     UNITY BANCORP, INC.

Dated:    June 8, 2000                     By:/s/ Robert J. Van Volkenburgh
                                                  --------------------------
                                                  ROBERT J. VAN VOLKENBURGH,
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



===================================================================================================================
                 NAME                                      TITLE                                DATE
-------------------------------------------------------------------------------------------------------------------
/s/ Robert J. Van Volkenburgh              Chairman of the Board and Chief                  June 8, 2000
---------------------------------          Executive Officer
Robert J. Van Volkenburgh
-------------------------------------------------------------------------------------------------------------------

/s/ Kevin J. Killian                       Chief Financial Officer (Principal               June 8, 2000
---------------------------------          Financial and Accounting Officer)
Kevin J. Killian
-------------------------------------------------------------------------------------------------------------------

/s/ David D. Dallas                        Vice Chairman and Corporate                      June 8, 2000
---------------------------------          Secretary
David D. Dallas
-------------------------------------------------------------------------------------------------------------------

/s/ Charles S. Loring                      Director                                         June 8, 2000
---------------------------------
Charles S. Loring
-------------------------------------------------------------------------------------------------------------------

/s/ Peter P. DeTommaso                     Director                                         June 8, 2000
---------------------------------
Peter P. DeTommaso
===================================================================================================================
