Form 10QSB/A
period 2000-03-31
UNITY BANCORP INC /DE/
filed 2000-06-26
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

                         Commission file number 1-12431


                               UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                   DELAWARE                                   22-3282551
       --------------------------------                  -------------------
         (State or other jurisdiction                     (I.R.S. employer
       of incorporation or organization)                 identification no.)


         64 OLD HIGHWAY 22, CLINTON, NJ                         08809
    ----------------------------------------                 ----------
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

Transitional Small Business Disclosure Format: Yes      No  X  .
                                                   ---     ---

================================================================================


                                                                         1 of 27

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                   (unaudited)
                                                        March 31,   December 31,
                             ASSETS                       2000          1999
                             ------                     --------    ------------

Cash and due from banks .............................   $ 19,464       $15,121
Federal funds sold ..................................      3,500             0
                                                        --------      --------
             Total cash and cash equivalents ........     22,964        15,121
                                                        --------      --------
Securities:
   Available for sale, at fair value ................     39,510        40,099
   Held to maturity, at amortized cost
      (aggregate fair value of $31,946
      and $32,270 in 2000 and 1999,
      respectively) .................................     34,016        34,250
                                                        --------      --------
             Total securities .......................     73,526        74,349
                                                        --------      --------

Loans held for sale - SBA loans .....................      3,839         3,745
Loans held for sale - ARM loans .....................          0        36,362
Loans held to maturity ..............................    282,179       281,376
                                                        --------      --------
    Total loans .....................................    286,018       321,483
      Plus: Deferred Costs, net .....................      1,051         1,049
      Less: Allowance for loan losses ...............      2,387         2,173
                                                        --------      --------
             Net loans ..............................    284,682       320,359
                                                        --------      --------

Premises and equipment, net .........................     11,906        12,370
Accrued interest receivable .........................      3,314         2,862
Cash surrender value of insurance policies ..........      2,218         2,203
Other real estate owned .............................        758         1,505
Other assets ........................................     10,347        10,200
                                                        --------      --------
             Total Assets ...........................   $409,715      $438,969
                                                        ========      ========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                         2 of 27

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                  (unaudited)
                                                        March 31,   December 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY               2000          1999
       ------------------------------------             --------    -----------

LIABILITIES:
   Deposits
      Demand:
        Non-interest bearing ........................   $ 58,613      $ 65,079
        Interest bearing ............................    115,716       104,343
      Savings .......................................     36,697        37,910
      Time, $100,000 and over .......................     71,275        71,102
      Time, under $100,000 ..........................     95,038        79,104
                                                        --------      --------
         Total time .................................    166,313       150,206
                                                        --------      --------
             Total Deposits .........................    377,339       357,538
                                                        --------      --------
      Borrowed funds ................................          0        53,000
      Obligation under capital lease ................      3,876         4,096
      Accrued interest payable ......................      1,046         1,199
      Accrued expenses and other liabilities ........      1,851         1,344
                                                        --------      --------
             Total liabilities ......................    384,112       417,177
                                                        --------      --------
Shareholders' Equity:
   Common stock, no par value 7,500,000
     shares authorized, 3,861,568 shares
     issued and 3,704,708 outstanding in
     2000 and 1999 ..................................     26,224        26,224
   Treasury stock, at cost, 156,860 shares
     outstanding in 2000 and 1999,
     respectively ...................................     (1,762)       (1,762)
   Preferred Stock Class A, 10% cumulative
     and convertible, 103,500 and 0 shares
     issued and outstanding in 2000 and 1999,
     respectively ...................................      4,929             0
   Retained Deficit .................................     (2,899)       (1,856)
   Accumulated other comprehensive loss, net
     of tax benefit .................................       (889)         (814)
                                                        --------      --------
             Total Shareholders' Equity .............     25,603        21,792
                                                        --------      --------
             Total Liabilities and Shareholders'
               Equity ...............................   $409,715      $438,969
                                                        ========      ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                         3 of 27

                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


(IN THOUSANDS, EXCEPT SHARE AND SHARE AMOUNTS)            For the three months
                                                            ended March 31,
                                                       -----------------------
                                                          2000          1999
                                                       ---------     ---------
Interest Income:
   Interest on loans ...............................   $   5,928         3,750
   Interest on securities ..........................       1,163           670
   Interest on Federal funds sold ..................          10           169
                                                       ---------     ---------
      Total interest income ........................       7,101         4,589

Interest Expense on deposits .......................       3,641         1,949
Interest Expense on borrowings .....................         584            43
                                                       ---------     ---------
Total Interest Expense .............................       4,225         1,992
                                                       ---------     ---------
      Net Interest Income ..........................       2,876         2,597

Provision for loan losses ..........................         246            61
                                                       ---------     ---------
      Net Interest Income After Provision for
        Loan Losses ................................       2,630         2,536

Other Income:
   Service charges on deposits .....................         268           169
   (Loss) gain on sale of loans ....................       (133)         1,116
   Net gain on sale of securities ..................           1           121
   Other income ....................................         407           284
                                                       ---------     ---------
      Total Other Income ...........................         543         1,690

Other Expenses:
   Salaries and employee benefits ..................       2,301         1,802
   Occupancy, furniture and equipment
     expense .......................................         684           451
   Other operating expenses ........................       1,913         1,179
                                                       ---------     ---------
      Total Other Expenses .........................       4,898         3,432
                                                       ---------     ---------
       (Loss) income before provision for
         income taxes ..............................      (1,725)          794

(Benefit) provision for income taxes ...............        (709)          293
                                                       ---------     ---------
                Net (loss) income ..................   $  (1,016)    $     501
                                                       =========     =========
Basic (Loss) earnings per Share ....................   $   (0.27)    $    0.13
Diluted (Loss) earnings per Share ..................   $   (0.27)    $    0.13

Weighted Average Shares Outstanding - Basic ........   3,704,708     3,724,801
Weighted Average Shares Outstanding - Diluted ......   3,704,708     3,747,597
                                                       ---------     ---------


     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                         4 of 27

                               UNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2000          1999
                                                      ----------      ----------
    Net (loss) income ...............................   $ (1,016)     $    501
    Adjustments to reconcile net (loss) income
      to net cash provided by (used in) operating
      activities
      Provision for loan losses .....................        246            61
      Depreciation and amortization .................        314           166
      Deferred taxes ................................          0           (51)
      Net gain on sale of securities ................         (1)         (121)
      Loss (gain) on sale of loans ..................        133        (1,116)
      Stock Grants, from Treasury ...................          0           183
      Increase in accrued interest receivable .......       (452)          (44)
      Increase in cash surrender value of
        life insurance ..............................        (15)          (82)
      Loss on sale of fixed assets ..................          8             0
      Decrease (increase) in other assets ...........         56        (1,609)
      Increase (decrease) in accrued interest
        payable .....................................       (153)          101
      Increase in accrued expenses and other
        liabilities .................................        315         3,826
                                                        --------      --------
           Net cash provided by operating
             activities .............................       (565)       (1,586)
                                                        ========      ========
Investing activities:
    Purchases of securities held to maturity ........          0        (6,000)
    Purchases of securities available for sale ......        (45)       (3,835)
    Maturities and principal payments on
      securities held to maturity ...................        234           794
    Maturities and principal payments on
      securities available for sale .................        487         1,937
    Proceeds from sale of securities available
      for sale ......................................         28         1,070
    Proceeds from sale of loans .....................     40,742         3,280
    Net increase in loans ...........................     (5,444)       (6,679)
    Increase in deferred costs - construction
      in process ....................................          0          (254)
    Increase in capital expenditures ................        (89)       (4,168)
    Cash payment - CMA acquisition ..................          0        (1,700)
    Proceeds from sale of ORE property ..............        747             0
    Proceeds from sale of assets ....................         18             0
                                                        --------      --------
      Net cash provided by (used in)
        investing activities ........................     36,678       (12,154)
                                                        ========      ========
Financing activities:
    Increase in deposits ............................     19,801        38,340
    Decrease in borrowings ..........................    (53,000)            0
    Proceeds from Preferred Stock Offering, net .....      4,929             0
    Treasury stock purchases ........................          0           (51)
    Cash dividends ..................................          0          (184)
                                                        --------      --------
      Net cash (used in) provided by financing
        activities ..................................    (28,270)       38,105
                                                        ========      ========
Decrease in cash and cash equivalents ...............      7,843        24,365
                                                        ========      ========
Cash and cash equivalents at beginning of year ......     15,121        32,488
                                                        --------      --------
Cash and cash equivalents at end of period ..........   $ 22,964      $ 56,853
                                                        ========      ========

    Supplemental disclosures: Interest paid .........   $  4,378      $  1,891
                              Income taxes paid .....       (581)          800
                              Change in capital
                                lease assets ........       (248)        3,401
                                                        --------      --------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.


                                                                         5 of 27

                               UNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND DECEMBER 31,1999

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

(3)  LOANS

     Loans outstanding by classification as of March 31, 2000 and December 31, 1999 are as follows:

     (IN THOUSANDS)                         March 31, 2000    December 31, 1999
                                            --------------    -----------------
     Commercial & industrial .............    $  56,343           $  43,441
     Loans secured by real estate:
          Non-residential properties .....       51,329              52,312
          Residential properties .........      142,098             178,132
          Construction ...................       10,204              17,818
     Consumer loans ......................       26,132              29,780
                                              ---------           ---------
     Total loans .........................    $ 286,106           $ 321,483
                                              =========           =========

     SBA loans held-for-sale, totaling $3.8 million at March 31, 2000 and $3.7 million at December 31, 1999, respectively, are included in the commercial and industrial totals. $36.4 million of ARM loans held-for -sale are included in residential loans at December 31, 1999

     As of March 31, 2000 and December 31, 1999, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $1,617,000 and $1,412,000, respectively, and the related valuation allowance was $403,000 and $219,000, respectively. This valuation allowance is included in the allowance for loan losses in the accompanying balance sheets. The average impaired loans, defined as non-accrual loans, for the three months ended March 31, 2000 was $1,515,000 and $1,472,000 for the year-ended December 31, 1999 respectively. At March 31, 2000, $1,112,000 in loans was past due greater than 90 days but still accruing interest as compared to $166,000 at December 31, 1999. The $1.1 million includes $239 thousand of loans that matured prior to March 31, 2000 and were renewed within the first days of April 2000. An additional $175 thousand of the loans past due 90 days made payments that brought them current or were paid-off also within the first few days of April 2000. The net amount of loans past due 90 days or more and still accruing interest is $686 thousand. Subsequent to March 31, 2000, $210 thousand of the loans 90 days or more past due and still accruing interest were transferred to the non-accrual status. Management has evaluated the loans 90 days or more past due and still accruing interest and determined that they are both well collateralized and in the process of collection.


                                                                         6 of 27

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

An analysis of the change in the allowance for loan losses for the first quarter ended March 31, 2000 and 1999 and for the year ended 1999 is as follows:


(in thousands)                                        Three Months Ended       the Year Ended       Three Months Ended
                                                        March 31, 2000        December 31, 1999        March 31, 1999
                                                      ------------------      -----------------     ------------------
Balance at beginning of year ........................       $ 2,173                $ 1,825                 $ 1,825
Provision charged to expense ........................           246                  1,743                      61
Loans charged-off ...................................           (43)                (1,433)                   (203)
Recoveries on loans previously charged-off ..........            11                     38                       2
                                                            -------                -------                 -------
Balance at end of year ..............................       $ 2,387                $ 2,173                 $ 1,685
                                                            =======                =======                 =======



(5)  EARNINGS PER SHARE

     The following is a reconciliation of the calculation of basic and dilutive
(loss) earnings per share.



                                                                                                            Weighted       Earnings
                                                                                               Net          Average          Per
           (in thousands, except share data amounts)                                          Income         Shares         Share
                                                                                             --------       ---------       ------
  For the quarter-ended March 31, 2000
      Basic earnings per share -
           Income available to common shareholders .......................................   $ (1,016)      3,704,708       $(0.27)
      Effect of dilutive securities- stock options, warrants, and convertible preferred stock *

      Diluted earnings per share - Income available to                                       --------       ---------       ------
           Common shareholders plus assumed conversions ..................................   $ (1,016)      3,704,708       $(0.27)
                                                                                             ========       =========       ======
          *    DILUTIVE EPS DOES NOT INCLUDE THE EFFECT OF STOCK OPTIONS OR THE
               EFFECT OF CONVERTIBLE PREFERRED STOCK, DUE TO THE NET LOSS
               POSITION. INCLUSION WOULD BE ANTI-DILUTIVE.

      For the quarter ended March 31, 1999
           Basic earnings per share -
               Income available to common shareholders ...................................   $    501       3,724,801       $ 0.13
           Effect of dilutive securities- stock options and warrants                                           22,796
           Diluted earnings per share - Income available to

                                                                                             --------       ---------       ------
                Common shareholders plus assumed conversions .............................   $    501       3,747,597       $ 0.13
                                                                                             ========       =========       ======



                                                                         7 of 27

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


                                                                         8 of 27

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


                                                                                                    To Be Well Capitalized
                                                                             For Capital         Under Prompt Corrective Action
                                                  Actual                  Adequacy Purposes                 Provisions
                                          ------------------             -------------------          -------------------
     (IN THOUSANDS)                        Amount       Ratio             Amount       Ratio           Amount       Ratio
                                          --------      -----            -------       -----          --------      -----
  AS OF MARCH 31, 2000
   Total capital
   (to Risk Weighted Assets) ...........  $ 24,633      8.52%    =>      $ 23,117      8.00%    <     $ 28,896      10.00%
                                          --------      -----            -------       -----          --------      -----
   Tier I Capital
   (to Risk Weighted Assets) ...........  $ 22,246      7.70%    =>      $ 11,558      4.00%    =>    $ 17,338       6.00%
                                          --------      -----            -------       -----          --------      -----
   Tier I Capital
   (to Average Assets) .................  $ 22,246      5.20%    =>      $ 17,106      4.00%    =>    $ 21,382       5.00%
                                          --------      -----            -------       -----          --------      -----
AS OF DECEMBER 31, 1999
  Total capital
  (to Risk Weighted Assets) ............  $ 21,056      6.88%     <      $ 24,481      8.00%   <      $ 30,602      10.00%

   Tier I Capital
    (to Risk Weighted Assets) ..........  $ 18,883      6.17%     =>     $ 12,241      4.00%   =>     $ 18,361       6.00%

   Tier I Capital
   (to Average Assets) .................  $ 18,883      4.35%     =>     $ 17,348      4.00%   <      $ 21,685       5.00%

------------------

     The BANK'S actual capital amounts and ratios are presented in the following table.


                                                                                                     To Be Well Capitalized
                                                                              For Capital        Under Prompt Corrective Action
                                                  Actual                  Adequacy Purposes                Provisions
                                          -------------------            -------------------          -------------------
     (IN THOUSANDS)                        Amount       Ratio             Amount       Ratio           Amount       Ratio
                                          --------      -----            --------      -----          --------      -----
  AS OF MARCH 31, 2000-

   Total capital
    (to Risk Weighted Assets) ..........  $ 23,049      8.02%     =>     $ 23,005      8.00%    <     $ 28,756      10.00%

   Tier I Capital
    (to Risk Weighted Assets) ..........  $ 20,662      7.19%     =>     $ 11,502      4.00%    =>    $ 17,254       6.00%

   Tier I Capital                                        (a)
   (to Average Assets) .................  $ 20,662      4.88%     =>     $ 16,941      4.00%    <     $ 21,177       5.00%

  AS OF DECEMBER 31, 1999-
   Total capital
    (to Risk Weighted Assets) ..........  $ 19,388      6.33%       <    $ 24,520      8.00%    <     $ 30,651      10.00%

   Tier I Capital
   (to Risk Weighted Assets) ...........  $ 17,215      5.62%      =>    $ 12,260      4.00%    <     $ 18,390       6.00%
                                                          (a)
   Tier I Capital
   (to Average Assets) .................  $ 17,215      4.01%      =>    $ 17,181      4.00%    <     $ 21,476       5.00%

------------------


(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

(7)  OTHER INCOME

The other income components for the quarters ended March 31, 2000 and 1999 are as follows:


    OTHER INCOME                                                    Three Months Ended      Three Months Ended
    (IN THOUSANDS)                                                    March 31, 2000          March 31, 1999
                                                                    ------------------      ------------------
    SBA Fees .........................................................     $201                    $134
    Loan fees ........................................................       82                      32
    Income from cash surrender value of life insurance ...............       32                      83
    Non-deposit account transaction charges ..........................       48                      21
    Miscellaneous ....................................................       44                      14
                                                                           ----                    ----
    Total other income ...............................................     $407                    $284
                                                                           ====                    ====



                                                                         9 of 27

(8)  OTHER OPERATING EXPENSES

     The other operating expense components for the three months ended March 31, 2000 and 1999 are as follows:


OTHER OPERATING EXPENSES                                  Three Months       Three Months
                                                             Ended               Ended
            (IN THOUSANDS)                               March 31, 2000     March 31, 1999 *
                                                         --------------     ----------------
         Professional Services ........................     $   288             $   168
         Office Expense ...............................         236                 366
         Advertising Expense ..........................         277                 113
         Communication Expense ........................         241                 104
         Bank Services ................................         268                 153
         FDIC Insurance ...............................          47                  31
         Director Fees ................................          37                  87
         Non-Loan Losses ..............................         (14)                 22
         Loan Processing and Collection Expense .......         288                  43
         Amortization of Intangibles ..................         120                  34
         Other Expense ................................         125                  58
                                                            -------             -------
         Total Other Operating Expenses ...............     $ 1,913             $ 1,179
                                                            =======             =======


------------------

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


                                                                        10 of 27

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


                                                                        11 of 27

           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000
                  COMPARED TO THE QUARTER ENDED MARCH 31, 1999

NET INCOME

     The Company incurred a loss of $1.0 million or $0.27 loss per basic and diluted share for the first quarter of 2000 compared to net income of $501 thousand, or $0.13 earnings per basic and diluted share for the first quarter of 1999. Basic and diluted earnings per share for the first quarter of 2000 were calculated on 3,704,708 weighted average shares outstanding compared to the first quarter of 1999's basic and diluted weighted average shares outstanding of 3,724,801 and 3,747,597, respectively. The dilutive effect was not applied to the first quarter of 2000's weighted average shares outstanding as it would have resulted in an antidilutive earnings per share.

     The $1.0 million loss largely reflects the $439 thousand after tax loss on the sale of the mortgage loans, related to the capital plan. The loss also reflects the growth in non-interest expense due to the opening of nine new branches over the course of 1999, the costs of administering the expanding loan portfolios, and the costs to monitor non-performing loans. In addition, contributing to the loss was an increase in the provision for loan losses. Offsetting these losses was a $180 thousand after tax settlement with a vendor that reduced non-interest expense in the first quarter of 2000.

     The changes in the components of net income included a $.3 million increase in net interest income, a $185 thousand increase in the provision for loan losses, a $1.1 million decrease in noninterest income, a $1.5 million increase in noninterest expense, and a $1.0 million decrease in the provision for income taxes.

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


                                                                        12 of 27

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


                                                                        13 of 27

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)


                                                                  Quarter Ended                    Quarter Ended
                                                                     March 31                        March 31
                                                                       2000                            1999
                                                             ------------------------------------------------------------
                                                              Average              Rate/     Average                Rate/
Quarters Ended March 31                                       Balance    Interest  Yield     Balance      Interest  Yield
-------------------------------------------------------------------------------------------------------------------------
ASSETS
INTEREST EARNING ASSETS:
Taxable loans
(net of unearned income) .................................   $310,260     $5,928    7.64%    $171,127      $3,748   8.76%
Tax-exempt securities ....................................      3,372         80    9.49%       1,572          29   7.38%
Taxable investment securities ............................     70,103      1,107    6.32%      41,007         618   6.03%
Interest-bearing deposits ................................        110          3   10.91%       3,176          33   4.16%
Federal funds sold .......................................        706         10    5.67%      13,573         169   4.98%
                                                             -------------------             --------------------
Total Interest-earning assets ............................    384,551     $7,128    7.41%     230,455      $4,597   7.98%
Non-interest earning assets ..............................     47,946                          36,391
Allowance for loan losses ................................     (2,265)                         (1,825)
                                                             --------                        --------
TOTAL AVERAGE ASSETS .....................................   $430,232                        $265,021
                                                             --------                        --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES
NOW deposits .............................................   $108,891     $1,153    4.24%    $ 47,540       $ 366   3.08%
Savings deposits .........................................     19,449         89    1.83%      14,767          72   1.95%
Money market deposits ....................................     18,118        128    2.83%      19,000         144   3.03%
Time deposits ............................................    163,429      2,271    5.56%     108,089       1,367   5.06%
Other debt ...............................................     36,356        584    6.43%       2,571          43   6.69%
                                                             -------------------             --------------------
Total interest-bearing liabilities .......................    346,243     $4,225    4.88%    $191,967      $1,992   4.15%
Noninterest-bearing liabilities ..........................       (353)                          3,552
Demand deposits ..........................................     59,948                          45,791
Shareholders' equity .....................................     22,335                          23,711
                                                             --------                        --------
TOTAL AVERAGE LIABILITIES
AND  SHAREHOLDERS' EQUITY ................................   $430,232                        $265,021
                                                                          ------                           ------
Net interest income ......................................                $2,903                           $2,605
                                                                                   -----                   ------
Net interest rate spread .................................                          2.53%                           3.83%
Net interest income/margin
  on average earning assets ..............................                          3.02%                           4.52%



     The following table presents the major factors by category that contributed to the changes in net interest income for the quarter ended March 31, 2000 and 1999. Amounts have been computed on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%.


                                                                 Quarters Ended March 31
    (Dollar Amounts in Thousands                                2000 versus 1999 Increase
    on a Fully Tax Equivalent Basis)                           (Decrease) Due to Change in
                                                             --------------------------------
                                                              Volume       Rate          Net
                                                             -------     -------      -------
    INTEREST EARNING ASSETS:
    Taxable loans
    (net of unearned income) .............................   $ 3,047     $  (867)     $ 2,180
    Tax-exempt securities ................................        33          19           52
    Taxable investment securities ........................       438          51          489
    Interest-bearing deposits ............................       (32)          2          (30)
    Federal funds sold ...................................      (160)          1         (159)
                                                             -------     -------      -------
    Total Interest-earning assets ........................   $ 3,326     $  (794)     $ 2,532

    INTEREST-BEARING LIABILITIES:
    NOW deposits .........................................   $   479     $   255      $   734
    Savings deposits .....................................        23          (6)          17
    Money market deposits ................................        (7)         (9)         (16)
    Time deposits ........................................       700         204          904
    Other debt ...........................................       603          (8)         595
                                                             -------     -------      -------
    Total interest-bearing liabilities ...................   $ 1,798     $   436      $ 2,234
                                                             -------     -------      -------
    Net interest income ..................................   $ 1,528     $(1,229)     $   298
                                                             =======     =======      =======



                                                                        14 of 27

PROVISION FOR LOAN LOSSES

     The provision for loan losses totaled $246 thousand for the first quarter of 2000, compared with the first quarter of 1999's provision of $61 thousand. The increase in the provision is primarily attributable to the growth in the loan portfolio as well as the 1999 increase in the specific reserve factors used to determine reserve levels on certain types of loans, and the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The increase in the specific reserve factors was offset by a shift in the composition of the loan portfolio toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential loans increased to 49.7% of total loans at March 31, 2000 as compared to 15.6% at March 31, 1999. In addition, the ratio of non-performing loans to total loans decreased to 0.95% at March 31, 2000 from 1.84% at March 31, 1999 and increased from 0.49% at December 31, 1999. The changes in the loan portfolio totals were the primary reason for the ratio changes.

     Subsequent to the filing of the Company's March 31, 2000 quarterly report on Form 10-QSB, management, in conjunction with the Bank's federal regulators, reviewed the adequacy of the Company's allowance for loan losses with regard to a portfolio of purchased home equity loans secured by properties outside of the Bank's market area. Management concluded, in conjunction with the Bank's federal regulators, that an additional provision with regard to these loans was appropriate and that the provisions should have been made effective for the quarter ended March 31, 2000. The additional provision increased the Bank's provision for loan losses in the first quarter by $46,000.

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


  GAIN ON LOAN SALES                          Quarter Ended     Quarter Ended
                                              March 31, 2000    March 31, 1999
  (IN THOUSANDS)                               Gain (Loss)       Gain (Loss)
                                              --------------    --------------
  Mortgage loan sales ......................      $   231            $  905
  SBA guaranteed portion of loan sales .....          367               211
  Held for sale - (loss) ...................         (731)              --
                                                  -------            ------
  Total gain (loss) on loan sales ..........      $  (133)           $1,116
                                                  =======            ======

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


                                                                        15 of 27

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

     The following is a summary of other income for the quarters ended March 31, 2000 and 1999:

OTHER INCOME                                     Quarter Ended    Quarter Ended
For the quarters ended March 31,                 March 31,2000    March 31,1999
                                                 -------------    -------------
(IN THOUSANDS)

SBA Fees ......................................       $  200.6        $   134.1
Loan fees .....................................           82.3             32.4
Income from cash surrender value of life
  insurance ...................................           32.2             82.4
Non-deposit account transaction charges .......           48.3             21.1
Miscellaneous .................................           43.7             14.0
                                                      --------        ---------
Total other income ............................       $  407.1        $   284.0
                                                      ========        =========

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

    The following table presents a breakdown of other operating expenses for the quarter ended March 31, 2000 and 1999:

 OTHER OPERATING EXPENSES                      Quarter Ended    Quarter Ended
 For the quarter ended March 31,               March 31,2000    March 31,1999
                                               -------------    -------------
 (IN THOUSANDS)

 Professional Service .......................        288              168
 Office Expense .............................        236              366
 Advertising Expense ........................        277              113
 Communication Expense ......................        241              104
 Bank Services ..............................        268              153
 FDIC Insurance .............................         47               31
 Director Fees ..............................         37               87
 Non-Loan Losses ............................        (14)              22
 Loan Expense ...............................        288               43
 Amortization of Intangibles ................        119               34
 Other Expense ..............................        126               58
                                                   -----            -----
 Total Other Expense ........................      1,913            1,179
                                                   =====            =====


                                                                        16 of 27

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

INCOME TAX EXPENSE

     For the first quarter of 2000, a tax benefit of $709 thousand was recognized relating to the first quarter of 2000 loss as compared to a $293 thousand tax provision for federal and state taxes in the first quarter of 1999. This represents an effective tax rate of 41.1% and 36.9% for the first quarter of 2000 and the first quarter of 1999. The effective tax rates are the result of applicable tax rates computed against each legal entity's net income before taxes.

                      FINANCIAL CONDITION AT MARCH 31, 2000

     Total assets decreased $29.3 million (6.7%) to $409.7 million at March 31, 2000 compared to total assets of $439.0 million at December 31, 1999. Net loans decreased $35.6 million (11.0%) to $284.7 million at March 31,2000 compared to $320.3 million at December 31,1999. Cash and equivalents increased $7.8 million (51.8%) to $23.0 million at March 31, 2000 from $15.1 million at December 31,1999. The securities portfolio, including securities held-to-maturity and available-for-sale, decreased $823 thousand (1.1%) to $73.5 million at March 31,2000, compared to $74.3 million at December 31,1999. Other real estate owned decreased $747 thousand as one property was sold during the first quarter of 2000 without incurring any additional loss.

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

LOAN PORTFOLIO

     Net loans decreased $35.6 million (11.0%) to $284.7 million at March
31, 2000 compared to $320.3 million at December 31, 1999. The decrease in the loan portfolio is primarily the result of the sale of $36.4 million of adjustable rate one-to-four family residential mortgages (ARMs). (See the following tables for major category classification and changes for the first quarter of 2000.) $6.5 million of the $12.9 million increase in the commercial and industrial category is due to the growth in the SBA portfolio. The SBA portfolio is increasing as the Bank has identified that the increasing competition for commercial and non-residential loans make these loan types difficult to grow at desired rates of return. The increase in the SBA portfolio reflects the non-guaranteed portion of these loans which the Bank does not generally sell into the secondary market.


                                                                        17 of 27

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

     The following tables sets forth (a) the classification of loans by major category, excluding unearned, deferred costs, and the allowance for loan loss for March 31, 2000 and 1999 and December 31, 1999, (b) the changes in the major categories comparing March 31, 2000 to December 31, 1999, and (c) the contractual maturities at March 31, 2000 and December 31, 1999:



CLASSIFICATION BY                       March 31, 2000                 December 31, 1999                  March 31, 1999
 MAJOR CATEGORY                   ------------------------         --------------------------         -----------------------
 (IN THOUSANDS)                                      % of                               % of                           % of
                                    Amount           Total          Amount              Total          Amount          Total
                                  ---------          -----         --------             -----         --------         -----
Commercial & industrial ........   $ 56,343           19.7%        $ 43,441              13.5%        $ 43,322          25.3%
Real Estate
  Non-residential properties ...     51,329           17.9%          52,312              16.3%          60,558          35.4%
  Residential properties .......    142,098 (a)       49.7%         178,132 (b)          55.4%          26,746          15.6%
  Construction .................     10,204            3.6%          17,818               5.5%          15,415           9.0%
Consumer .......................     26,044            9.1%          29,780               9.3%          25,099          14.7%
                                   --------          -----         --------             -----         --------         -----
Total Loans ....................   $286,018          100.0%        $321,483             100.0%        $171,140         100.0%
                                   ========          =====         ========             =====         ========         =====


(a)  includes $66.0 million of originated ARMs and $50.2 million of purchased HEL.

(b)  includes $99.1 million of originated ARMs and $54.6 million of purchased HEL


CHANGES IN LOAN PORTFOLIO BY MAJOR CATEGORY                          March 31, 2000 vs.
                                                                      December 31, 1999
                                                                   ----------------------
(IN THOUSANDS)                                                     Change $      Change %
                                                                   ----------------------
Commercial & industrial .........................................  $12,902          29.7%
Loans secured by real estate:
  Non-residential properties ....................................    ($983)         -1.9%
  Residential properties - (includes $36.4 million
    of ARM's sold on March 7, 2000 .............................. ($36,034)        -20.2%
  Construction ..................................................  ($7,614)        -42.7%
Loans to individuals ............................................  ($3,736)        -12.5%
                                                                  --------
Total Loans ..................................................... ($35,465)        -11.0%
                                                                  ========


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


                                                                        18 of 27

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

     The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended March 31, 2000 and 1999, along with year-to-date December 31, 1999:



   NONPERFORMING LOANS                                  Quarter Ended         Quarter  Ended           Year Ended
   (IN THOUSANDS)                                       March 31, 2000        March 31, 1999        December 31, 1999
                                                        --------------        --------------        -----------------
   NONACCRUAL BY CATEGORY
   Real Estate ........................................        214                1,601                   720
   Consumer ...........................................          0                    6                     0
   Commercial .........................................      1,403                   26                   692
   Lease Financing Receivable .........................          0                    0                     0
                                                             -----                -----                 -----
   Total ..............................................      1,617                1,633                 1,412
                                                             =====                =====                 =====
   PAST DUE 90 OR MORE AND STILL ACCRUING INTEREST
   Real Estate ........................................        448                1,056                   159
   Consumer ...........................................         14                    7                     7
   Commercial .........................................        650                  415                     0
   Lease Financing Receivable .........................          0                    0                     0
                                                             -----                -----                 -----
   Total ..............................................    * 1,112                1,478                   166
                                                             =====                =====                 =====
   TOTAL NON PERFORMING LOANS .........................      2,729                3,111                 1,578
   OREO Property ......................................        758                    0                 1,505
   Other Asset - (1) ..................................          0                1,131                     0
   TOTAL NONPERFORMING ASSETS .........................      3,487                4,242                 3,083
                                                             =====                =====                 =====
   NONPERFORMING LOANS TO TOTAL LOANS .................    *   .95%                1.84%                 0.49%
   NONPERFORMING ASSETS TO TOTAL ASSETS ...............    *   .85%                1.42%                 0.70%
   ALLOWANCE FOR LOANS LOSSES AS A
     PERCENTAGE OF NON-PERFORMING LOANS ...............    * 87.47%               54.13%               137.71%

-----------------

*    $239 thousand of these loans had matured prior to March 31, 2000 and were renewed within the first days of April 2000. $175 thousand of these loans made payments that brought them current or paid-off within the first days of April 2000, leaving a net $686 thousand. Had this activity occurred by
     March 31, 2000, the ratios would have been as follows: Nonperforming to total loans of .81%; Non-performing assets to total assets of .75%; and
     Allowance for loan losses as a percentage of non-performing loans of
     103.11%

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



                                                                        19 of 27

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

     The allowance for loan losses totaled $2.4 million, $2.2 million, and $1.7 million at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

     During 1999, the specific reserve factors on certain loan types that were used to determine reserve levels were increased. This increase of specific reserve factors on certain loans were offset during 1999 by a shift in the composite of the portfolios toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential loans increased to 49.7% of total loans at March 31, 2000 as compared to 15.6% at March 31, 1999. In addition, the ratio of non-performing loans to total loans decreased 47.8% to 0.96% at March 31, 2000 from 1.84% at March 31, 1999 and increased from 0.49% at December 31, 1999. This was primarily from the changes in the total loan portfolio at each period.

     The following is a reconciliation summary of the allowance for loan losses for March 31, 2000 and 1999 and December 31, 1999:


ALLOWANCE FOR LOAN LOSS ACTIVITY                  Quarter Ended          Year Ended          Quarter Ended
 (IN THOUSANDS)                                   March 31,2000       December 31, 1999      March 31, 1999
                                                  -------------       -----------------      --------------
Balance at beginning of year ....................    $ 2,173               $ 1,825              $ 1,825
Charge-offs:
    Real estate .................................          0                   871                    4
    Consumer ....................................         43                   130                    0
    Commercial and industrial ...................          0                   432                  199
Total Charge-offs ...............................         43                 1,433                  203
Recoveries:
    Real estate .................................          0                     2                    0
    Consumer ....................................         10                    20                    2
    Commercial and industrial ...................          1                    16                    0
Total recoveries ................................         11                    38                    2
                                                     -------               -------              -------
Total net charge-offs ...........................         32                 1,395                  201
                                                     -------               -------              -------
Provision charged to expense ....................        246                 1,743                   61
                                                     -------               -------              -------
Balance of allowance at end of year .............    $ 2,387               $ 2,173              $ 1,685
                                                     =======               =======              =======
Ratio of net charge-offs to average loans
    outstanding .................................       0.01%                 0.59%                0.12%
Ratio of allowance to total loans, net of
    guaranteed SBA loans held for sale ..........       0.85%                 0.68%                1.01%
 \


                                                                        20 of 27

     The ratio of allowance to total loans decreased to 0.85% for the first quarter of 2000 compared to 1.01% for the first quarter of 1999, but increased as compared to the 0.68% for the year ended 1999. The decrease of the ratio of allowance to total loans between quarters was due to the shift in the portfolio mix toward residential loans. The increase in loans of $114.9 million (67.1%) between the first quarter of 2000 and the first quarter of 1999 primarily consisted of the residential mortgage increase of $115.4 million. Residential loans increased to 49.7% of total loans at March 31, 2000 as compared to 15.6% at March 31, 1999. Residential mortgage loans have a general reserve rate of
 .25% and, as a result, decreased the overall ratio of allowance to loans. In addition, purchased loans, totaling $50.2 million, are carried at the amount of undiscounted estimated future cash collections and therefore have no allowance account allocated to them. The increase over year-end 1999 was due to a net increase in the allowance of $168 thousand, as a result of provisions totaling $200 thousand and net charge-offs of $32 thousand.

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


                                                                        21 of 27

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


                                                                        22 of 27

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


                                                                        23 of 27

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


                                                                        24 of 27

           The COMPANY'S actual capital amounts and ratios are presented in the following table.



                                                                                                To Be Well Capitalized
                                                                              For Capital       Under Prompt Corrective
                                                        Actual            Adequacy Purposes        Action Provisions
                                                  -----------------       -----------------     -----------------------
     (IN THOUSANDS)                                Amount     Ratio         Amount    Ratio         Amount    Ratio
                                                  --------    -----        --------   -----        --------   -----
  AS OF MARCH 31, 2000
   Total capital
     (to Risk Weighted Assets) ................   $ 24,633    8.52%   =>   $ 23,117   8.00%   <    $ 28,896   10.00%
                                                  --------    ----         --------   ----         --------   -----
   Tier I Capital
     (to Risk Weighted Assets) ................   $ 22,246    7.70%   =>   $ 11,558   4.00%   =>   $ 17,338    6.00%
                                                  --------    ----         --------   ----         --------   -----
   Tier I Capital
     (to Average Assets) ......................   $ 22,246    5.20%   =>   $ 17,106   4.00%   =>   $ 21,382    5.00%
                                                  --------    ----         --------   ----         --------   -----
AS OF DECEMBER 31, 1999
  Total capital
     (to Risk Weighted Assets) ................   $ 21,056    6.88%    <   $ 24,481   8.00%   <    $ 30,602   10.00%

   Tier I Capital
     (to Risk Weighted Assets) ................   $ 18,883    6.17%   =>   $ 12,241   4.00%   =>   $ 18,361    6.00%

   Tier I Capital
     (to Average Assets) ......................   $ 18,883    4.35%   =>   $ 17,348   4.00%   <    $ 21,685    5.00%

     The BANK'S actual capital amounts and ratios are presented in the following table.


                                                                                                To Be Well Capitalized
                                                                              For Capital       Under Prompt Corrective
                                                         Actual            Adequacy Purposes       Action Provisions
                                                  -----------------        -----------------    -----------------------
     (IN THOUSANDS)                                Amount     Ratio         Amount    Ratio         Amount    Ratio
                                                  --------    -----        --------   -----        --------   -----
  AS OF MARCH 31, 2000-
   Total capital
     (to Risk Weighted Assets) ................   $ 23,049    8.02%   =>   $ 23,005   8.00%   <    $ 28,756   10.00%

   Tier I Capital
     (to Risk Weighted Assets) ................   $ 20,662    7.19%   =>   $ 11,502   4.00%   =>   $ 17,254    6.00%

   Tier I Capital                                              (a)
     (to Average Assets) ......................   $ 20,662    4.88%   =>   $ 16,941   4.00%   <    $ 21,177    5.00%

  AS OF DECEMBER 31, 1999-
   Total capital
     (to Risk Weighted Assets) ................   $ 19,388    6.33%    <   $ 24,520   8.00%   <    $ 30,651   10.00%

   Tier I Capital
     (to Risk Weighted Assets) ................   $ 17,215    5.62%   =>   $ 12,260   4.00%   <    $ 18,390    6.00%

   Tier I Capital                                               (a)
     (to Average Assets) ......................   $ 17,215    4.01%   =>   $ 17,181   4.00%   <    $ 21,476    5.00%


-----------------

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


                                                                        25 of 27

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                  UNITY BANCORP, INC.


Dated: June 23, 2000                  By: /s/ ROBERT J. VAN VOLKENBURGH
                                         ----------------------------------
                                              Robert J. Van Volkenburgh,
                                              Chairman of the Board


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


                                                                        26 of 27