Form 10QSB
period 1999-12-31
UNITY BANCORP INC /DE/
filed 2000-08-15
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM _______ TO _______.


                         Commission file number 1-12431


                               UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                 DELAWARE                                         22-3282551
 -------------------------------------                       -------------------
       (State or other jurisdiction                           (I.R.S. employer
    of incorporation or organization)                        identification no.)


     64 Old Highway 22, Clinton, NJ                                08809
----------------------------------------                         ----------
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

The number of shares outstanding of each of the registrant's classes of common equity stock, as of August 12, 2000: Common stock, no par value: 3,706,708 shares outstanding

Transitional Small Business Disclosure Format:

                                Yes         No  X
                                    ---        ---

                               UNITY BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999



 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)                    (unaudited)
                                                           June 30, December 31,
                             ASSETS                          2000       1999
                             ------                        --------   --------

Cash and due from banks .................................. $ 26,245   $ 15,121
Federal funds sold .......................................    8,000          0
                                                           --------   --------
           Total cash and cash equivalents ...............   34,245     15,121
                                                           --------   --------
Securities :
   Available for sale, at fair value .....................   38,322     40,099
   Held to maturity, at amortized cost (aggregate fair
     value of $31,946 and $32,270 in 2000 and 1999,
     respectively) .......................................   33,670     34,250
                                                           --------   --------
           Total securities ..............................   71,992     74,349
                                                           --------   --------
Loans held for sale - SBA loans ..........................    6,796      3,745
Loans held for sale - Home Equity loans ..................       50          0
Loans held for sale - ARM loans ..........................        0     36,362
Loans held to maturity ...................................  278,209    281,376
                                                           --------   --------
    Total loans ..........................................  285,055    321,483
     Plus: Deferred Costs, net ...........................    1,192      1,049
     Less: Allowance for loan losses .....................    2,466      2,173
                                                           --------   --------
           Net loans .....................................  283,781    320,359
                                                           --------   --------
Premises and equipment, net ..............................   11,612     12,370
Accrued interest receivable ..............................    3,139      2,862
Cash surrender value of insurance policies ...............    2,242      2,203
Other real estate owned ..................................      757      1,505
Other assets .............................................    9,938     10,200
                                                           --------   --------
           Total Assets .................................. $417,706   $438,969
                                                           ========   ========

               The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999



(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                           (unaudited)
                                                                                                 June 30,        December 31,
                          LIABILITIES AND SHAREHOLDERS' EQUITY                                     2000             1999
                          ------------------------------------                                 ------------      ------------
LIABILITIES:
   Deposits
     Demand:
       Non-interest bearing ...............................................................        $ 60,993      $   65,079
       Interest bearing ...................................................................         124,871         104,343
     Savings ..............................................................................          36,528          37,910
      Time, $100,000 and over .............................................................          55,930          71,102
     Time, under $100,000 .................................................................         106,486          79,104
                                                                                                   --------       ---------
         Total time .......................................................................         162,416         150,206
                                                                                                   --------       ---------
           Total Deposits .................................................................         384,808         357,538
                                                                                                   --------       ---------

     Borrowed funds .......................................................................               0          53,000
     Obligation under capital lease .......................................................           3,854           4,096
     Accrued interest payable .............................................................           1,187           1,199
     Accrued expenses and other liabilities ...............................................           2,549           1,344
                                                                                                   --------       ---------
           Total liabilities ..............................................................         392,398         417,177
                                                                                                   --------       ---------

Shareholders' Equity:
   Common stock, no par value 7,500,000 shares authorized, 3,863,568 shares issued and 3,706,708 outstanding in 2000
     3,861,568 shares issued and 3,704,708 outstanding in 1999 ............................          26,233          26,224
   Treasury stock,  at cost, 156,860 shares outstanding
      in 2000 and 1999, respectively ......................................................         (1,762)          (1,762)
   Preferred Stock Class A, 10% cumulative and convertible,
      103,500 and 0 shares issued and outstanding in 2000 and 1999,
      respectively ........................................................................           4,929               0
   Retained Deficit .......................................................................         (3,136)          (1,856)
   Accumulated other comprehensive loss, net of tax benefit ...............................           (956)            (814)
                                                                                                   --------       ---------
           Total Shareholders' Equity .....................................................          25,308          21,792
                                                                                                   --------       ---------
           Total Liabilities and Shareholders' Equity .....................................        $417,706       $ 438,969
                                                                                                   ========       =========


               The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)



(IN THOUSANDS, EXCEPT SHARE AND SHARE AMOUNTS)                     For the three months ended      For the six months ended
                                                                            JUNE 30,                        JUNE 30,
                                                                  ------------------------------ ------------------------------
                                                                       2000           1999            2000            1999
                                                                  --------------- -------------- -------------- ---------------
Interest Income:
   Interest on loans .........................................      $  5,696       $  3,975         $  11,624     $  7,725
   Interest on securities ....................................         1,153          1,051             2,316        1,721
   Interest on Federal funds sold ............................           119            335               129          504
                                                                    --------       --------          --------      --------
     Total interest income ...................................         6,968          5,361            14,069        9,950

Interest Expense on deposits .................................         3,955          2,873             7,596        4,822
Interest Expense on borrowings ...............................            91             78               675          121
                                                                    --------       --------          --------      --------
Total Interest Expense .......................................         4,046          2,951             8,271        4,943
                                                                    --------       --------          --------      --------
     Net Interest Income .....................................         2,922          2,410             5,798        5,007
Provision for loan losses ....................................            90            600               336          661
                                                                    --------       --------          --------      --------
     Net Interest Income After Provision for Loan Losses .....         2,832          1,810             5,462        4,346
Other Income:
   Service charges on deposits ...............................           273            177               541          346
   Gain on sale of loans .....................................         1,523          2,242             1,390        3,358
   Net gain on sale of securities ............................             4            106                 5          227
   Other income ..............................................           638            315             1,045          599
                                                                    --------       --------          --------      --------
     Total Other Income ......................................         2,438          2,840             2,981        4,530
Other Expenses:
   Salaries and employee benefits ............................         2,644          2,733             4,945        4,535
   Occupancy, furniture and equipment  expense ...............           677            584             1,361        1,035
   Other operating expenses ..................................         2,361          2,017             4,274        3,196
                                                                    --------       --------          --------      --------
     Total Other Expenses ....................................         5,682          5,334            10,580        8,766
                                                                    --------       --------          --------      --------
       (Loss) income before income taxes .....................          (412)          (684)           (2,137)         110
Benefit for income taxes .....................................          (173)          (309)             (882)         (16)
                                                                    --------       --------          --------      --------
            Net (loss) income ................................      $   (239)      $   (375)         $ (1,255)     $   126
                                                                    --------       --------          --------      --------
Preferred stock dividends - Paid and Unpaid ..................          (131)              0             (156)           0
                                                                    --------       --------          --------      --------
       Net (loss) income available to common shareholders ....      $   (370)      $   (375)         $ (1,411)     $   126
                                                                    ========       ========          ========      ========
Per Common Share:
Basic (Loss) earnings per Share ..............................      $  (0.10)      $  (0.10)         $  (0.38)     $   0.03
Diluted (Loss) earnings per Share ............................      $  (0.10)      $  (0.10)         $  (0.38)     $   0.03

Weighted Average Shares Outstanding - Basic ..................     3,706,048      3,751,846         3,705,378     3,738,398
Weighted Average Shares Outstanding - Diluted ................     3,706,048      3,751,846         3,705,378     3,762,788


               The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        FOR THE SIX MONTHS ENDED JUNE 30


                                                                                    For the six months ended
                                                                                            JUNE 30,
                                                                                -------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        2000              1999
                                                                                -------------------------------
   Net (loss) income ......................................................        $  (1,280)           $  126
   Adjustments to reconcile net loss to net cash
   used in operating activities
     Provision for loan losses ............................................              336               661
     Depreciation and amortization ........................................              629               776
     Net gain on sale of securities .......................................               (5)            (227)
     Gain on sale of loans ................................................           (1,390)          (3,358)
     Contractual stock grants .............................................               10               205
     Increase in accrued interest receivable ..............................             (277)            (729)
     Increase in cash surrender value of life insurance ...................              (39)            (157)
     Loss on sale of fixed assets .........................................                8                 0
     Other Real Estate Owned Writedown ....................................              142                 0
     Decrease (increase) in other assets ..................................              644           (2,838)
     Increase (decrease) in accrued interest payable ......................              (12)              216
     Increase (decrease) in accrued expenses and other liabilities ........              988             (305)
                                                                                    --------           -------
          Net cash used in operating activities ...........................            (246)           (5,630)
                                                                                    ========           =======
Investing activities:
   Purchases of securities held to maturity ...............................                0          (16,334)
   Purchases of securities available for sale .............................              (45)         (47,658)
   Maturities and principal payments on securities held to maturity .......              580              946
   Maturities and principal payments on securities available for sale .....            1,546            13,756
   Proceeds from sale of securities available for sale ....................               52             2,922
   Proceeds from sale of loans ............................................           54,075            12,544
   Purchase of loans ......................................................                0          (25,746)
   Net increase in loans ..................................................          (16,585)         (43,612)
   Increase in capital expenditures .......................................             (185)          (3,364)
   Cash payment - CMA acquisition .........................................                0           (1,700)
   Proceeds from sale of ORE property .....................................              747                0
   Proceeds from sale of equipment ........................................               11                0
                                                                                    --------           -------
     Net cash provided by (used in) investing activities ..................           40,196         (108,246)
                                                                                    ========           =======
Financing activities:
   Increase in deposits ...................................................           27,270            99,879
   Decrease (increase) in borrowings ......................................          (53,000)            2,000
   Proceeds from Preferred Stock Offering, net ............................            4,929                 0
   Treasury stock purchases ...............................................                0             (761)
   Cash dividends on preferred stock ......................................              (25)                0
   Cash dividends on common stock .........................................                0             (409)
                                                                                    --------           -------
     Net cash (used in) provided by financing activities ..................          (20,826)          100,709
                                                                                    ========           =======
Increase (decrease) in cash and cash equivalents ..........................           19,124          (13,167)
                                                                                    ========           =======
Cash and cash equivalents at beginning of year ............................           15,121            32,488
                                                                                    --------           -------
Cash and cash equivalents at end of period ................................         $ 34,245           $19,321
                                                                                    ========           =======

 Supplemental disclosures : Interest paid .................................         $  8,259           $ 4,727
                            Income taxes paid .............................               15               596
                            Transfer of loans to Other Real Estate Owned ..              141                 0
                            (Decrease) increase in capital lease assets ...             (295)            3,045



               The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               UNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31,1999

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

(2) COMPREHENSIVE INCOME

         Total comprehensive loss for the three months ended June 30, 2000 and 1999 was $390 thousand and $723 thousand. Total comprehensive loss for the six months ended June 30, 2000 and 1999 was $1.4 million and $289 thousand.

(3) LOANS

              Loans outstanding, net of deferred cost, by classification as of June 30, 2000 and December 31, 1999 are as follows:


 (IN THOUSANDS)                        June 30, 2000         December 31, 1999
                                       -------------         -----------------
 Commercial & industrial ............    $  59,373               $  43,441
 Loans secured by real estate:
     Non-residential properties .....       51,770                  52,312
     Residential properties .........      140,580                 178,132
     Construction ...................       10,108                  17,818
 Consumer loans .....................       23,224                  29,780
                                         ---------               ---------
 Total loans ........................    $ 285,055               $ 321,483
                                         =========               =========

       SBA loans held-for-sale, totaling $6.8 million at June 30, 2000 and $3.7 million at December 31, 1999, respectively, are included in the commercial and industrial totals. Home equity loans held-for-sale, included in residential loans, totaled $50 thousand at June 30, 2000 and $0 at December 31, 1999. ARM loans held-for-sale totaled $0 at June 30, 2000 and $36.4 million at December 31, 1999 and are included in residential loans at December 31, 1999.

       As of June 30, 2000 and December 31, 1999, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $2,131,000 and $1,412,000, respectively, and the related valuation allowance was $321,000 and $219,000, respectively. This valuation allowance is included in the allowance for loan losses in the accompanying balance sheets. The average impaired loans, defined as non-accrual loans, for the three months ended June 30, 2000 was $2,166,000, for the six months ended June 30, 2000 was $1,891,000, and $1,472,000 for the year-ended December 31,1999 respectively. At June 30, 2000, $921,000 in loans was past due greater than 90 days but still accruing interest as compared to $166,000 at December 31, 1999. Management has evaluated the loans 90 days or more past due and still accruing interest and determined that they are both well collateralized and in the process of collection.

(4) ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

              An analysis of the change in the allowance for loan losses for the six months ended June 30, 2000 and 1999 and the year ended 1999 is as follows:


        (in thousands)                                     Six Months Ended      Six Months Ended      The Year Ended
                                                             June 30, 2000         June 30, 1999      December 31, 1999
                                                           -----------------    ------------------    -----------------
        Balance at beginning of year ..................           $ 2,173               $ 1,825               $ 1,825
        Provision charged to expense ..................               336                   661                 1,743
        Loans charged-off .............................               (73)                 (263)               (1,433)
        Recoveries on loans previously charged-off ....                30                    12                    38
                                                                  -------               -------               -------
        Balance at end of year ........................           $ 2,466               $ 2,235               $ 2,173
                                                                  =======               =======               =======

(5) EARNINGS PER SHARE

              The following is a reconciliation of the calculation of basic and diluted (loss) earnings per share.


                                                                                              Weighted       Earnings
                                                                                 Net           Average         Per
          (IN THOUSANDS, EXCEPT SHARE DATA AMOUNTS)                             Income         Shares         Share
                                                                              ---------      ----------      ---------
  For the quarter ended June 30, 2000
     Net Income ..........................................................    $  (239)
     Unpaid preferred stock dividends in arrears .........................       (131)
                                                                              -------
     Basic loss per share -
          Loss available to common shareholders ..........................    $  (370)       3,706,048       $(0.10)
     Effect of dilutive securities- stock options, warrants, and convertible preferred stock *
     Diluted loss per share - Loss available to
                                                                              -------        ---------         -----
           Common shareholders plus assumed conversions ..................    $  (370)       3,706,048       $(0.10)
                                                                              =======        =========         =====
      * DILUTIVE EPS DOES NOT INCLUDE THE EFFECT OF STOCK OPTIONS
        OR THE EFFECT OF CONVERTIBLE PREFERRED STOCK, DUE TO THE NET
        LOSS POSITION. INCLUSION WOULD BE ANTI-DILUTIVE.

  For the six-months ended June 30, 2000
     Net Loss ............................................................    $(1,255)
     Distribution of preferred stock dividends ...........................        (25)
     Unpaid preferred stock dividends in arrears .........................       (131)
                                                                              -------
     Basic loss per share -
          Loss available to common shareholders ..........................    $(1,411)       3,705,378       $(0.38)
     Effect of dilutive securities- stock options, warrants, and convertible preferred stock *
     Diluted loss per share - Loss available to
          Common shareholders plus assumed conversions ...................    $(1,411)       3,705,378       $(0.38)
                                                                              =======        =========       ======
  For the quarter ended June 30, 1999
     Basis loss per share -
          Loss available to common shareholders ..........................    $  (375)       3,751,846       $(.010)
                                                                              -------        ---------       ------
     Effect of dilutive securities - stock options and warrants
     Diluted loss per share - Loss available to
          Common shareholders plus assumed conversions ...................    $  (375)       3,751,846       $(.010)
                                                                              =======        =========       ======

  For the six months ended June 30, 1999
     Basic earnings per share -
          Income available to common shareholders ........................    $   126        3,738,398         $0.03
     Effect of dilutive securities- stock options and warrants ...........                      24,390
     Diluted earnings per share - Income available to
                                                                              -------        ---------         -----
           Common shareholders plus assumed conversions ..................    $   126        3,762,788         $0.03
                                                                              =======        =========         =====

The conversion of the preferred stock into 713,793 share of common stock will be considered dilutive and included in the calculation of diluted earnings per share under the treasury stock when the Company records a quarterly basic earnings per share in excess of $0.18. The conversion of preferred stock into 713,793 shares of common stock will be assumed for purposes of computing diluted EPS whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion is less than basic EPS.

(6) REGULATORY CAPITAL AND PREFERRED DIVIDENDS IN ARREARS
    -----------------------------------------------------
    A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0%.

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

    In connection with the Company's 1999 branch expansion, the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. Due to losses incurred during 1999, the Company and the Bank failed to meet their federal minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999 and the Bank failed to meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 1999. Because the Bank failed to satisfy the federal minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because the Bank failed to meet these minimum requirements among other things, in the fourth quarter of 1999, the Company and the Bank entered into memoranda of understanding with the state and federal regulators.

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

    On March 7, 2000, the Bank sold servicing released and without recourse $36.4 million in adjustable rate one-to-four family mortgages (ARM's) assets, realizing $35.6 million in net proceeds.

    As a result of the preferred stock offering and the reduction of assets through the ARM loan sale, both the Company and the Bank exceed the minimum federal capital adequacy requirements at June 30, 2000. However, the Bank does not exceed the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 2000.

    Because of the Bank's and Company's continued losses through the first two quarters of 2000, among other things, both the Bank and Company entered into stipulations and agreements with each of their respective primary regulators, i.e. the Board of Governors of the Federal Reserve System with regard to the Company and the FDIC and the New Jersey Department of Banking and Insurance with regard to the Bank, on July 18, 2000. Under these agreements, the Bank and the Company are required to take a number of affirmative steps, including the hiring of an outside consulting firm to undertake a review of each of their management structures, adopting strategic and capital plans which will increase the Bank's Tier 1 capital ratio to at least 6% as required by the New Jersey Department of Banking and Insurance order, reviewing and adopting various updated policies and procedures, adopting programs with regard to the resolution of certain criticized assets, and providing ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements also require the Bank to establish a compliance committee to oversee the Bank's and Company's efforts in meeting all of the requirements of the agreements, and prohibit the Bank from paying dividends to the Company and the Company from paying dividends, on either its common or its preferred shares, without prior regulatory approval. The Company had previously suspended dividend payments on its common shares, and failed to make the July 15, 2000 $131,000 dividend payment on shares of its Class A Preferred Stock.

         The COMPANY'S actual capital amounts and ratios are presented in the following table.

                                                                                                     To Be Well Capitalized
                                                                             For Capital            Under Prompt Corrective
                                                 Actual                    Adequacy Purposes            Action Provisions
                                          --------------------           --------------------       ------------------------
     (IN THOUSANDS)                        Amount       Ratio             Amount       Ratio           Amount        Ratio
                                          --------     -------           ---------    -------       ------------    --------
  AS OF JUNE 30, 2000
   Total capital
   (to Risk Weighted Assets) ........     $ 25,504      8.97%      =>      $ 22,736    8.00%     <      $ 28,421     10.00%
   Tier I Capital
   (to Risk Weighted Assets) ........     $ 23,038      8.11%      =>      $ 11,368    4.00%     =>     $ 17,052      6.00%
   Tier I Capital
   (to Average Assets) ..............     $ 23,038      5.60%      =>      $ 16,443    4.00%     =>     $ 20,554      5.00%
AS OF DECEMBER 31, 1999
  Total capital
  (to Risk Weighted Assets) .........     $ 21,056      6.88%      <       $ 24,481    8.00%     <      $ 30,602     10.00%
   Tier I Capital
    (to Risk Weighted Assets) .......     $ 18,883      6.17%      =>      $ 12,241      4.00%   =>     $ 18,361      6.00%
   Tier I Capital
   (to Average Assets) ..............     $ 18,883      4.35%      =>      $ 17,348      4.00%   <      $ 21,685      5.00%



       The BANK'S actual capital amounts and ratios are presented in the following table.


                                                                                                To Be Well Capitalized
                                           Actual                     For Capital               Under Prompt Corrective
                                                                    Adequacy Purposes              Action Provisions
     (IN THOUSANDS)                   Amount      Ratio              Amount      Ratio             Amount       Ratio
                                     --------    -------            ---------   -------          ----------    ---------
  AS OF JUNE 30, 2000-
   Total capital
    (to Risk Weighted Assets) ...    $ 23,321     8.20%      =>      $ 22,742     8.00%     <      $ 28,427     10.00%
   Tier I Capital
    (to Risk Weighted Assets) ...    $ 20,855     7.34%      =>      $ 11,371     4.00%     =>     $ 17,056      6.00%
   Tier I Capital                                  (a)
   (to Average Assets) ..........    $ 20,855     5.10%      =>      $ 16,370     4.00%     =>     $ 20,463      5.00%
  AS OF DECEMBER 31, 1999-
   Total capital
    (to Risk Weighted Assets) ...    $ 19,388     6.33%      <       $ 24,520     8.00%     <      $ 30,651     10.00%
   Tier I Capital
   (to Risk Weighted Assets) ....    $ 17,215     5.62%      =>      $ 12,260     4.00%     <      $ 18,390      6.00%
   Tier I Capital                                   (a)
   (to Average Assets) ..........    $ 17,215     4.01%      =>      $ 17,181     4.00%     <      $ 21,476      5.00%


(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

(7) OTHER INCOME

The other income components for the six months and quarters ended June 30, 2000 and 1999 are as follows:


    OTHER INCOME                                         Three Months    Three Months     Six Months      Six Months
    (IN THOUSANDS)                                           Ended           Ended           Ended           Ended
                                                         June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                         -------------   -------------   -------------   -------------
    SBA Fees .........................................      $ 201             $144         $  401            $ 279
    Loan fees ........................................        116                3            198               36
    Income from cash surrender value of
     life insurance ..................................         31               75             63              157
    Non-deposit account transaction charges ..........         68               36            117               57
    Miscellaneous ....................................        222               56            266               70
                                                            -----             ----         ------            -----
    Total other income ...............................      $ 638             $315         $1,045            $ 599
                                                            =====             ====         ======            =====

(8) OTHER OPERATING EXPENSES

     The other operating expense components for the six months and quarters ended June 30, 2000 and 1999 are as follows:


OTHER OPERATING EXPENSES                                  Three Months    Three Months    Six Months      Six Months
    (IN THOUSANDS)                                           Ended           Ended           Ended           Ended
                                                         June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                         -------------   -------------   -------------   -------------
        Professional Services ........................     $  375         $   289         $   663          $  456
        Office Expense ...............................        578             479             814             845
        Advertising Expense ..........................        168             200             445             313
        Communication Expense ........................        231             172             472             276
        Bank Services ................................        224             208             492             361
        FDIC Insurance ...............................         44              33              91              64
        Director Fees ................................         38              91              74             179
        Non-Loan Losses ..............................          7               8             (7)              30
        Loan Processing and Collection Expense .......        334             314             622             357
        Amortization of Intangibles ..................        120             120             239             154
        Other Expense ................................        242             103             369             161
                                                          -------         -------         -------         -------
        Total Other Operating Expenses ...............    $ 2,361         $ 2,017         $ 4,274         $ 3,196
                                                          =======         =======         =======         =======


(9) LITIGATION

    The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.

     An officer of Certified Mortgage Associates, Inc., the Bank's mortgage banking subsidiary, previously commenced an action alleging, among other things, that he has been constructively terminated following his suspension and subsequent reinstatement to his current position. The individual has returned to work and is performing his duties in accordance with his Employment Agreement. The complaint seeks damages for breach of his Employment Agreement that would arise only if he had been terminated "without cause", in the amount of $5.4 million and for unspecified damages for mental distress he has suffered as a result of the alleged change of his employment status. The complaint also seeks unspecified damages for defamation unrelated to the employment claims and damages in the amount of $272,000 representing the diminution in value of his stock in the Company, plus interest, arising from an alleged late registration of shares delivered to the individual in connection with the sale of his interest in CMA to the Bank in 1999.

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

     Before the Bank filed its response to these claims, the employee voluntarily dismissed the complaint without prejudice. Counsel has not yet determined whether these claims are likely to be reasserted at a future time and cannot predict the outcome of any litigation in the event that they are reasserted. However, the Bank, based upon the opinion of its counsel believes it is not probable that the outcome of the employment-related claims will result in a material loss to the Bank, based upon the facts and information that have been provided to it to date. The Bank has not been able to determine whether the claims for defamation and the loss in the value of the stock are probable of having any materially adverse impact upon the Bank until further investigation has been completed.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including, the accounting for modifications to equity awards as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the company's financial statements.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133". Statement No 138 amends certain aspects of Statement No. 133 to simplify the accounting for derivatives and hedges under Statement No. 133. Statement No 138 is effective upon the company's adoption of Statement 133 (January 1, 2001). The initial adoption of Statement No.138 is not expected to have a material impact on the company's financial statements.

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

    As a result of the Company's and the Bank's federal capital ratios falling below required levels during 1999 and a liquidity situation that began in 1999, the Company and the Bank entered into Memoranda of Understanding with their primary regulatory agencies. However, due to continued losses through the first two quarters of 2000, among other reasons, the Company and the Bank entered into stipulations and agreements with each of their respective regulators as of July 18, 2000. Under these agreements, the Bank and the Company are each required to take a number of affirmative steps, including hiring an outside consulting firm to undertake review of their management structures, adopting strategic and capital plans which will increase the Bank's leverage ratio to 6% or above, reviewing and adopting various updated policies and procedures, adopting programs with regard to the resolution of certain criticized assets, and providing ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements also require the Bank and Company to establish a compliance committee to oversee the efforts in meeting all requirements of the agreements, and prohibit the Bank from paying a dividend to the Company and the Company from paying dividends on its common and preferred stock, without regulatory approval.

    Due the Company's capital and regulatory needs, the Company's emphasis in the first quarter of 2000 was to restore its capital ratios to acceptable levels and to stabilize its liquidity. To accomplish this, the Company sold $36.4 million of adjustable rate mortgages, realizing a loss of $733 thousand (after tax of $439 thousand), and raised $4.9 million of capital in the first quarter of 2000 through the issuance of preferred shares. This reduction of assets and raising of capital restored the federal capital ratios to above minimum requirements. The proceeds of the loan sale were applied against other borrowings, and with an increase in deposits through offering higher rates, the borrowings were paid-off in the first quarter of 2000.

    In the second quarter, the Company focused its efforts on achieving profitable results, while maintaining its objective to continue to increase its capital ratios and to maintain positive liquidity. Although the second quarter was not profitable, the second quarter after tax operating loss of $239 thousand was $777 thousand better than the first quarter's $1,016 thousand loss. Capital ratios improved in all categories for the quarter, with the leverage ratio increasing to 5.10% from 4.88% for the Bank and to 5.60% from 5.42% for the Company. Liquidity remained positive for the quarter with no FHLB borrowings, ending the period with $19 million more in cash and equivalents than at year-end December 31, 1999.

    Although incurring a six month loss of $1.3 million, as a result of the first quarter's capital offering and loan sale, the Company and the Bank exceeds the "well capitalized" designation in all federal capital ratios except for total capital to risk weighted average assets at June 30, 2000. The Bank is still subject to an order from the New Jersey Commissioner of Banking and Insurance, under which it is required to maintain a leverage capital ratio of 6% or else it is prohibited from paying dividends to the Company. The Bank does not meet this 6% requirement at June 30, 2000.

                              RESULTS OF OPERATIONS

    The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, such as deposits. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amounts of non-interest income, which includes gains on sales of loans including loans originated under the Small Business Administration's Guaranteed Loan Program, and loans originated and simultaneously sold by CMA, and non-interest expenses.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET INCOME

     The Company incurred a net operating loss of $1.3 million or $0.38 loss per basic and diluted common share for the first six months of 2000 compared to net income of $126 thousand, or $0.03 earnings per basic and diluted share for the first six months of 1999. Basic and diluted loss per share for June 30, 2000 was based on the net loss available to common shareholders, equaling the net loss for the period less the paid and unpaid preferred stock dividends.

     The $1.3 million loss largely reflects the $439 thousand after tax loss on the sale of the mortgage loans, related to the capital plan that occurred in the first quarter of 2000. The loss also reflects the growth in non-interest expense due to the opening of nine new branches over the course of 1999, the decrease in net interest margin and spread, the costs of administering the expanding loan portfolios, and the costs to monitor non-performing loans. Partially offsetting these losses was a $180 thousand after tax settlement with a vendor that reduced non-interest expense in the first quarter of 2000.

     The changes in the components of net income, comparing the six months ended June 30, 2000 to June 30, 1999, included a $.8 million increase in net interest income, a $.3 million decrease in the provision for loan losses, a $1.5 million decrease in noninterest income, a $1.8 million increase in noninterest expense, and a $.9 million decrease in the provision for income taxes.

NET INTEREST INCOME

    Net interest income increased $.8 million (15.8%) to $5.8 million for the first six months of 2000 from $5.0 million for the first six months of 1999.

    The $.8 million net interest income increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $117.2 million (45.1%) in average earning assets for the first six months of 2000 totaling $377.1 million compared to the prior year's $260.0 million. The increases in average earning assets occurred across the entire balance sheet, with most increases in the loan and investment portfolios. Average loans increased $118.4 million (65.3%) to $299.6 million in the first six months of 2000 from the $181.2 million recorded in the first six months of 1999. Growth in the loan portfolio was primarily comprised of $101.9 million of residential adjustable rate mortgages (ARM) originated between April 30, 1999 and December 31, 1999 by the Bank's CMA subsidiary and $56.0 million of purchased home equity loans, of which $25.7 million were purchased on May 27, 1999 and $30.3 million were purchased on July 12, 1999, partially offset by $37.0 million in ARM mortgages sold in the first six months of 2000. These ARM and home equity loans have a lower yield than commercial loans causing the loan portfolio yield to decrease to 7.76% in the first six months of 2000 from 8.52% in the first six months of 1999. The offsetting benefit to these lower rates is that the ARM loans have a lower risk-based capital risk factor of 50% as compared to 100% for commercial loans. This reduced the Bank's risk-based capital needs by approximately $2.6 million. Average investments increased $18.5 million (33.9%) to $73.2 million in the first six months of 2000 from the $54.7 million recorded in the first six months of 1999. Growth in the investment portfolio was the result of increased deposits from the Top Banana product introduced at the end of the first six months of 1999. The yield on investments increased from 5.92% for the six months ended June 30, 1999 to 6.46% for the six months ended June 30, 2000. As a result of the increase in mortgages and home equity loans at lower yields exceeding investments at a higher yield, the first six months of 2000 yield on earning assets decreased to 7.49% for the first six months of 2000 from 7.67% for the first six months of 1999, partially offsetting the volume related gains in interest income.

    Increases in interest-earning assets were primarily funded through an increase of $121.7 million (44.5%) in average deposits and borrowings to $395.4 million for the first six months of 2000 from $273.7 million for the first six months of 1999. Average deposits increased $104.4 million (38.5%) to $375.2 million for the first six months of 2000 from $270.8 million in the first six months of 1999. Average other borrowed funds increased $17.3 million to $20.1 million for the first six months of 2000 from $2.8 million in the first six months of 1999. There were no borrowings at June 30, 2000, down $53.0 million from December 31, 1999 as a result of the borrowings being re-paid from the proceeds from the March 7, 2000 held-for-sale ARM loan sale and increased deposits.

    The cost of interest bearing liabilities increased to 4.94% for the first six months of 2000 from 4.36% for the first six months of 1999 and the total cost of funds, including non-interest bearing deposits, increased to 4.18% for the first six months of 2000 from 3.61% for the first six months of 1999. The increase in average interest-bearing liabilities and the cost of funds reflects the Company's decision to offer higher, promotional rates of interest to attract new customers to the new branch locations and the cost of the Federal Home Loan Bank of New York borrowings, which were paid-off in March 2000. The promotional rates of interest were offered both on time deposits and through the Top Banana premium money market product, which paid an introductory rate of 6.05%. These higher rate products and the first quarter's liquidity needs caused a shift in the deposit portfolio toward higher rate deposit products and away from non-interest bearing deposits. Although the average balance of non-interest bearing deposits increased $13.7 million (29.2%) to a total of

$60.6 million for the first six months of 2000 from $47.0 million for the first six months of 1999, non-interest bearing deposits as a percentage of the deposit portfolio decreased to 16.2% for the first six months of 2000 from 17.3% for the first six months of 1999. As a result of these factors, net interest margin declined to 3.10% during the first six months of 2000 from 3.87% in the first six months of 1999. The net interest spread, being the difference between interest earning assets and interest paying liabilities decreased to 2.55% from 3.31% for the six month period ending June 30, 2000 and June 30, 1999 respectively. (Refer to the section titled Deposits and Borrowings for the average balance deposit schedule.)

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

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)

                                                                     Six Months Ended              Six Months Ended
                                                                       June 30, 2000                 June 30, 1999
                                                                ---------------------------   ---------------------------
                                                                Average               Rate/   Average               Rate/
                                                                Balance    Interest   Yield   Balance    Interest   Yield
                                                                ---------------------------   ---------------------------
ASSETS
Interest earning assets:
-----------------------
Taxable loans
(net of unearned income) ...................................    $ 299,598   $ 11,624   7.76%   $181,225    $ 7,725   8.52%
Tax-exempt securities ......................................        3,355        159   9.48%      1,589         71   8.96%
Taxable investment securities ..............................       69,919      2,206   6.31%     53,137      1,547   5.83%
Interest-bearing deposits ..................................          116          5   8.62%      2,935        128   8.72%
Federal funds sold .........................................        4,126        129   6.25%     21,067        504   4.78%
                                                                ---------   --------           --------    -------
Total Interest-earning assets ..............................    $ 377,114   $ 14,123   7.49%   $259,953    $ 9,975   7.67%
Non-interest earning assets ................................       47,066                        43,637
Allowance for loan losses ..................................      (2,321)                        (1,750)
                                                                ---------                      --------
TOTAL AVERAGE ASSETS .......................................    $ 421,859                      $301,840
                                                                =========                      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
----------------------------
NOW deposits ...............................................    $ 114,255    $ 2,486   4.35%   $ 73,696    $ 1,450   3.93%
Savings deposits ...........................................       19,176        180   1.88%     15,520        149   1.92%
Money market deposits ......................................       17,287        243   2.81%     17,855        268   3.00%
Time deposits ..............................................      163,849      4,687   5.72%    116,818      2,955   5.06%
Other debt .................................................       20,129        675   6.71%      2,873        121   8.42%
                                                                ---------    -------           --------    -------
Total interest-bearing liabilities .........................    $ 334,696    $ 8,271   4.94%   $226,762    $ 4,943   4.36%
Other non-interest bearing liabilities .....................        2,465                         4,442
Demand deposits ............................................       60,661                        46,953
Shareholders' equity .......................................       24,037                        23,683
                                                                ---------                      --------
TOTAL AVERAGE LIABILITIES AND  SHAREHOLDERS' EQUITY ........    $ 421,859    -------           $301,840    -------
Net interest income ........................................                 $ 5,852   -----               $ 5,033   -----
Net interest rate spread ...................................                           2.55%                         3.31%
                                                                                       -----                         -----
Net interest income/margin on average earning assets .......                           3.10%                         3.87%


PROVISION FOR LOAN LOSSES

      The provision for loan losses totaled $336 thousand for the first six months of 2000, compared with the first six months of 1999's provision of $661 thousand. The decrease in the provision is primarily attributable to 1999's growth in the loan portfolio, as compared to 2000's decrease in the portfolio, offset by an increase in non-performing loans in 2000. Also contributing to the decrease was 1999's increase in the specific reserve factors used to determine reserve levels on certain types of loans (for 2000, the specific reserve factors have remained the same as 1999's), offset by a shift in the composition of the loan portfolio toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential loans increased to 49.3% of total loans at June 30, 2000 as compared to 33.1% at June 30, 1999. In addition, the ratio of non-performing loans to total loans decreased to 1.07% at June 30, 2000 from 1.22% at June 30, 1999 and increased from 0.49% at December 31, 1999. The changes in the non-performing loan totals were the primary reason for the ratio changes. The non-performing loan totals $3.051 million, $2.769 million and $1.578 million at June 30, 2000, June 30, 1999 and December 31, 1999 respectively. The allowance for loan losses, as a percent of non-performing loans are 80.83%, 80.72% and 137.71% at June 30, 2000, June 30, 1999 and December 31, 1999 respectively.

NON-INTEREST INCOME

       Non-interest income, consisting of service charges on deposits, gains on sales of securities and loans and other non-interest income decreased $1.5 million, or 34.2%, to $3.0 million for the first six months of 2000 from $4.5 million for the first six months of 1999. This $1.5 million decrease is primarily a result of a $2.0 million decrease in loan sale gains. The decrease in loan sale gain is primarily from the $1.7 million decrease in mortgage loan sales, the $.7 million loss on sale of held-for-sale ARM loans and a $.5 million increase in the gain on SBA loan sales, totaling $1.4 million for the first six months of 2000 compared to $3.4 million for the first six months of 1999. The mortgage loan sale gains are the result of loans simultaneously funded by purchasing investors at the time of closing by the Bank's mortgage subsidiary, CMA. The decline in mortgage loan sale gains are the result of a decline in originations due to a rising rate environment. During a rising rate environment, re-financings are less likely to occur.


        GAIN ON LOAN SALES, six months ended                       June 30, 2000             June 30, 1999
        (IN THOUSANDS)                                              Gain (Loss)               Gain (Loss)
                                                                 -------------------------------------------
        Mortgage loan sales ..............................           $  918                    $ 2,577
        SBA guaranteed portion of loan sales .............            1,203                        706
        Held for sale - (loss) ...........................             (731)                         0
        Commercial Loan Sales ............................                0                         75
                                                                     ------                    -------
        Total gain (loss) on loan sales ..................           $1,390                    $ 3,358
                                                                     ======                    =======

    The gain on sale of SBA loans reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $16.6 million for the first six months of 2000, compared to $12.0 million for the first six months of 1999.

    During the first quarter of 2000, the Bank sold adjustable rate mortgage loans with a then-current book value of $36.4 million to a third party investor, servicing released and without recourse, for a purchase price of $35.6 million. These loans had been classified as held-for-sale at year-end 1999 and resulted in a $733 thousand loss, $439 thousand after tax, at time of sale.

    In addition to the loan sales, other income, increased $446 thousand (74.5%) to $1.0 million for the first six months of 2000 compared to $599 thousand for the first six months of 1999. The increases were $122.3 thousand (43.7%) in SBA fees, $162 thousand (450.0%) in loan fees, $60 thousand (105.3%) in non-deposit account transaction charges, $196 thousand (280.0%) in miscellaneous income, and a $94 thousand (59.8%) decrease in income on cash surrender value of insurance. The loan fees are primarily associated with mortgage originations, the non-deposit account transaction charges are primarily the result of automated teller machine charges to non-customers of the Bank, miscellaneous income is primarily the result of loan referral fees and fees associated with the new debit card product. The decrease in cash surrender value income is the result of the cancellation of $3.8 million of policies during the fourth quarter of 1999.The following is a summary of other income for the six months ended June 30, 2000 and 1999:


    OTHER INCOME                                                 Six Months Ended      Six Months Ended
                                                                   June 30,2000          June 30,1999
                                                                 ----------------      ----------------
    (IN THOUSANDS)
    SBA Fees ...............................................            $  401              $279
    Loan fees ..............................................               198                36
    Income from cash surrender value of life insurance .....                63               157
    Non-deposit account transaction charges ................               117                57
    Miscellaneous ..........................................               266                70
                                                                        ------              ----
    Total other income .....................................            $1,045              $599
                                                                        ======              ====


    Service charges on deposits increased $195 thousand (56.4%) to $541 thousand for the first six months of 2000 compared to $346 thousand for the first six months of 1999. The additional deposit service charges were primarily the result of a service charge rate increase enacted in January 2000.

    Security gains decreased $222 thousand from the first six months of 1999's $227 thousand to the first six months of 2000's $5 thousand. The decrease is the result of the Company having nominal security sales during the first six months of 2000, as compared to the first six months of 1999.

NON-INTEREST EXPENSE

    Other non-interest expense increased $1.8 million (20.7%), to $10.6 million for the first six months of 2000 from $8.8 million for the first six months of 1999. The increase consisted of a $410 thousand (9.04%) salaries and benefits increase to $4.9 million from $4.5 million, a $326 thousand (32.5%) occupancy, furniture, and equipment expenses increase to $1.4 million from $1.0 million, and a $1.1 million (33.7%) other operating expenses increase to $4.3 million from $3.2 million for the first six months of 2000 compared to the first six months of 1999, respectively. Included in occupancy, furniture, and equipment expense was a $300 thousand settlement received from a vendor in the first quarter of 2000.

    The following table presents a breakdown of other operating expenses for the six months ended June 30, 2000 and 1999:


OTHER OPERATING EXPENSES                       Six months Ended          Six months Ended
                                                 June 30,2000              June 30,1999
                                               ----------------          ----------------
(IN THOUSANDS)
Professional Service .....................          $  663                    $  456
Office Expense ...........................             814                       845
Advertising Expense ......................             445                       313
Communication Expense ....................             472                       276
Bank Services ............................             492                       361
FDIC Insurance ...........................              91                        64
Director Fees ............................              74                       179
Non-Loan Losses ..........................              (7)                       30
Loan Expense .............................             622                       357
Amortization of Intangibles ..............             239                       154
Other Expense ............................             369                       161
                                                    ------                    ------
Total Other Expense ......................          $4,274                    $3,196
                                                    ======                    ======


    These other operating expense increases in professional services, office expense, communication expense, bank services and FDIC insurance are the result of the growth in the branch network and total deposits as six additional branches were opened after March 31, 1999 and expenses incurred in operating the Bank's mortgage subsidiary, CMA, which was acquired during February 1999. The increase in loan expense is related to the cost of administering the expanding loan portfolio. Goodwill amortization expenses relating to the acquisition of CMA totaled $232.7 thousand in the first six months of 2000 and $147.7 thousand in the first six months of 1999. There were $6.3 thousand in goodwill amortization expenses incurred in the both first six months of 2000 and 1999, relating to the acquisition of the Bank's first branch from the Resolution Trust Corporation. CMA was acquired under the purchase accounting method and, accordingly, the prior period only reflects expenses incurred after the February 18, 1999 acquisition. The increase in advertising expense is the result of increased marketing efforts to support the seventeen branch network.

INCOME TAX EXPENSE

    For the first six months of 2000, a tax benefit of $882 thousand was recognized relating to the first six months of 2000 loss as compared to a $16 thousand tax benefit for federal and state taxes in the first six months of 1999. This represents an effective tax rate of 41.3% and 14.5% for the first six months of 2000 and the first six months of 1999. The effective tax rates are the result of applicable tax rates computed against each legal entity's taxable net income before taxes. For the first six months June 30, 1999, $157 thousand of the $110 thousand income before taxes was tax-free income associated with the cash surrender value of life insurance.

            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000
                   COMPARED TO THE QUARTER ENDED JUNE 30, 1999

NET INCOME

     The Company incurred a loss of $264 thousand or $0.11 loss per basic and diluted common share for the second quarter of 2000 compared to a net loss of $375 thousand, or $0.10 loss per basic and diluted common share for the second quarter of 1999. Basic and diluted loss per common share for June 30, 2000 were based on the net loss available to common shareholders, equaling the net operating loss for the period less the unpaid preferred stock dividend.

     The $239 thousand operating loss largely reflects the growth in non-interest expense due to the opening of nine new branches over the course of 1999, the decrease in net interest margin and spread, the costs of administering the expanding loan portfolios, and the costs to monitor non-performing loans.

     The changes in the components of net income included a $.5 million increase in net interest income, a $.5 million decrease in the provision for loan losses, a $.4 million decrease in non-interest income, a $.3 million increase in non-interest expense, and a $.1 million decrease in the provision for income taxes.

NET INTEREST INCOME

    Net interest income increased $.5 million (21.2%) to $2.9 million for the second quarter of 2000 compared to $2.4 million for the second quarter of 1999.

    The $.5 million net interest income increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $80.6 million (27.9%) in average earning assets for the second quarter of 2000 totaling $369.7 million over the prior year's $289.1 million. The increases in average earning assets occurred across the entire balance sheet, with most increases in the loan and investment portfolios. Average loans increased $97.7 million (51.1%) to $288.9 million in the second quarter of 2000 from the $191.2 million recorded in the second quarter of 1999. Growth in the loan portfolio was primarily comprised of $111.7 million of residential adjustable rate mortgages (ARM) originated between April 30, 1999 and June 30, 2000 by the Bank's CMA subsidiary, and $56.0 million of purchased home equity loans, of which $25.7 million were purchased on May 27, 1999 and $30.3 million were purchased on July 12, 1999, partially offset by $37.0 million in mortgages sold in the first quarter of 2000. These ARM and home equity loans have a lower yield than commercial loans causing the loan portfolio yield to decrease to 7.89% in the second quarter of 2000 from 8.32% in the second quarter of 1999. The offsetting benefit to these lower rates is that the ARM loans have a lower risk-based capital risk factor of 50% as compared to 100% for commercial loans. This reduced the Bank's risk-based capital needs by approximately $2.5 million. Average investments increased $6.3 million (9.5%) to $73.1 million in the second quarter of 2000 from the $66.7 million recorded in the second quarter of 1999. Growth in the investment portfolio was the result of increased deposits from the Top Banana product introduced at the end of the first quarter of 1999. The yield on investments increased from 5.82% for the three months ended June 30, 1999 to 6.45% for the three months ended June 30, 2000. The yield on Federal Funds Sold (FFS) increased from 4.71% to 6.31% for the three months ending June 30, 1999 and 2000 respectively. As a result of the increases on FFS and investments at higher yields exceeding mortgages and home equity loans at lower yields, the second quarter of 2000 yield on earning assets increased to 7.57% for the second quarter of 2000 from 7.44% for the second quarter of 1999, augmenting the volume related gains in interest income.

    Increases in interest-earning assets were primarily funded through an increase of $75.2 million (24.3%) in average deposits and borrowings to $384.5 million for the second quarter of 2000 from $309.3 million for the second quarter of 1999. Average deposits increased $76.7 million (25.2%) to $380.6 million for the second quarter of 2000 from $303.9 million in the second quarter of 1999. Average borrowings decreased $1.5 million to $3.9 million for the second quarter of 2000 from $5.4 million in the second quarter of 1999. There were no borrowings at June 30, 2000, down $53.0 million from December 31, 1999 as a result of the borrowings being re-paid from the proceeds from the March 7, 2000 held-for-sale ARM loan sale and increased deposits. The average borrowings at both June 30 periods represents the capital lease obligations.

    The cost of interest bearing liabilities increased to 5.01% for the second quarter of 2000 from 4.52% for the second quarter of 1999 and the total cost of funds, including non-interest bearing deposits, increased to 4.25% for the second quarter of 2000 from 3.88% for the second quarter of 1999. The increase in average interest-bearing liabilities and the cost of funds reflects the Company's decision to offer higher, promotional rates of interest to attract new customers to the new branch locations. The promotional rates of interest were offered both on time deposits and through the Top Banana premium money market product, which paid an introductory rate of 6.05%. Although this money market product was discontinued at September 30, 1999, the product was again offered in December 1999 in order to ease liquidity and provide funding for committed loans. These higher rate products and the liquidity needs caused a shift in the deposit portfolio toward higher rate deposit products and away from non-interest bearing deposits. Although the average balance of non-interest bearing deposits increased $13.2 million (27.6%) to a total of $61.3 million for the second quarter of 2000 from $48.1 million for the second quarter of 1999, average non-interest bearing deposits as a percentage of the deposit portfolio increased to 16.1% for the second quarter of 2000 from 15.8% for the second quarter of 1999. As a result of these factors, net interest margin declined to 3.19% during the second quarter of 2000 from 3.36% in the second quarter of 1999. The net interest spread, being the difference between interest earning assets and interest paying liabilities, decreased to 2.56% at June 30, 2000 from 2.92% at June 30, 1999. (Refer to the section titled Deposits and Borrowings for the average balance deposit schedule.)

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

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)


                                                                        Quarter Ended                Quarter Ended
                                                                          June 30                       June 30
                                                                            2000                          1999
                                                               -------------------------------------------------------------
                                                                Average               Rate/   Average               Rate/
                                                                Balance    Interest   Yield   Balance    Interest   Yield
                                                               -------------------------------------------------------------
ASSETS

Interest earning assets:
------------------------
Taxable loans, (net of unearned income) ....................    $ 288,936    $ 5,696   7.89%  $ 191,211    $ 3,976    8.32%
Tax-exempt securities ......................................        3,338         79   9.44%      1,606         42   10.57%
Taxable investment securities ..............................       69,735      1,099   6.30%     65,134        930    5.71%
Interest-bearing deposits ..................................          122          2   6.56%      2,697         95   14.09%
Federal funds sold .........................................        7,546        119   6.31%     28,479        335    4.71%
                                                                ---------    -------          ---------    -------
Total Interest-earning assets ..............................    $ 369,677    $ 6,995   7.57%  $ 289,127    $ 5,378    7.44%
Non-interest earning assets ................................       46,186                        50,803
Allowance for loan losses ..................................      (2,377)                       (1,676)
                                                                ---------                     ---------
TOTAL AVERAGE ASSETS .......................................    $ 413,486                     $ 338,254

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
----------------------------
NOW deposits ...............................................    $ 119,619    $ 1,348   4.51%   $ 97,317    $ 1,045    4.30%
Savings deposits ...........................................       18,903         91   1.93%     16,265         77    1.89%
Money market deposits ......................................       16,456        115   2.80%     16,723        124    2.97%
Time deposits ..............................................      164,269      2,401   5.85%    125,451      1,627    5.19%
Other debt .................................................        3,902         91   9.33%      5,419         78    5.76%
                                                                ---------    -------          ---------    -------
Total interest-bearing liabilities .........................    $ 323,149    $ 4,046   5.01%  $ 261,175    $ 2,951    4.52%
Non-interest-bearing liabilities ...........................        3,224                         5,322
Demand deposits ............................................       61,374                        48,102
Shareholders' equity .......................................       25,739                        23,655
                                                                ---------                     ---------
TOTAL AVERAGE LIABILITIES AND  SHAREHOLDERS' EQUITY ........    $ 413,486    -------          $ 338,254    -------
Net interest income ........................................                 $ 2,949                       $ 2,428
                                                                                       -----                          -----
Net interest rate spread ...................................                           2.56%                          2.92%
Net interest income/margin on average earning assets .......                           3.19%                          3.36%


PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $90 thousand for the second quarter of 2000, compared with the second quarter of 1999's provision of $600 thousand. The decrease in the provision is primarily attributable to 1999's growth in the loan portfolio as well as the 1999 increase in the specific reserve factors used to determine reserve levels on certain types of loans, and the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The 1999 increase in the specific reserve factors was offset by a shift in the composition of the loan portfolio toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential loans increased to 49.3% of total loans at June 30, 2000 as compared to 33.1% at June 30, 1999. In addition, the ratio of non-performing loans to total loans decreased to 1.07% at June 30, 2000 from 1.22% at June 30, 1999 and increased from 0.49% at December 31, 1999. The changes in the non-performing loan totals were the primary reason for the ratio changes. The non-performing loan totals $3.051 million, $2.769 million and $1.578 million at June 30, 2000, June 30, 1999 and December 31, 1999 respectively. The allowance for loan losses, as a percent of non-performing loans are 80.83%, 80.72% and 137.71% at June 30, 2000, June 30, 1999 and
December 31, 1999 respectively

NON-INTEREST INCOME

    Non-interest income, consisting of service charges on deposits, gains on sales of securities and loans and other non-interest income decreased $.4 million, or 14.2%, to $2.4 thousand for the second quarter of 2000 from $2.8 million for the second quarter of 1999. This $.4 million decrease is primarily a result of a $.7 million decrease in loan sale gains. The decrease in loan sale gain is primarily from the $985 thousand decrease in the gain on mortgage loan sales partially offset by a $341 thousand increase in the gain on SBA guaranteed portion of loan sales. Mortgage loan sale gains totaled $687 thousand compared to $1.7 million and SBA guaranteed portion loan sales totaled $836 thousand compared to $495 thousand for the second quarters of 2000 and 1999 respectively. The mortgage loan sale gains are the result of loans simultaneously funded by purchasing investors at the time of closing by the Bank's mortgage subsidiary, CMA. The decline in mortgage loan sale gains is the result of a decline in originations due to a rising rate environment. During a rising rate environment, re-financings are less likely to occur. The increase in SBA sale gains is the result of increased volume of loans sold at a higher premium.


GAIN ON LOAN SALES                                         Quarter Ended         Quarter Ended
                                                           June 30, 2000         June 30, 1999
(IN THOUSANDS)                                                 Gain                   Gain
                                                           -------------         --------------
Mortgage loan sales .................................          $ 687                 $1,672
SBA guaranteed portion of loan sales ................            836                    495
Commercial loan sales ...............................              0                     75
                                                              ------                 ------
Total gain (loss) on loan sales .....................         $1,523                 $2,242
                                                              ======                 ======

    The gain on sale of SBA loans reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $11.5 million in the second quarter of 2000, compared to $7.1 million in the second quarter of 1999.

    In addition to the loan sales, other income, increased $323 thousand (102.5%) to $638 thousand for the second quarter of 2000 compared to $315 thousand for the second quarter of 1999. The increases were $55.8 thousand in SBA fees, $112.1 thousand in loan fees, $32.4 thousand in non-deposit account transaction charges, $166.1 thousand in miscellaneous income, and a $43.8 thousand decrease in income on cash surrender value of insurance. The loan fees are primarily associated with mortgage originations, the non-deposit account transaction charges are primarily the result of automated teller machine charges to non-customers of the Bank, miscellaneous income is primarily the result of loan referral fees and fees associated with the new debit card product. The decrease in cash surrender value income is the result of the cancellation of $3.8 million of policies during the fourth quarter of 1999.

    The following is a summary of other income for the quarters ended March 31, 2000 and 1999:


OTHER INCOME                                                    Quarter Ended       Quarter Ended
                                                                 June 30,2000       June 30,1999
                                                                --------------      -------------
(IN THOUSANDS)
SBA Fees .................................................        $  201                  $145
Loan fees ................................................           116                     3
Income from cash surrender value of life insurance .......            31                    75
Non-deposit account transaction charges ..................            68                    36
Miscellaneous ............................................           222                    56
                                                                  ------                  ----
Total other income .......................................        $  638                  $315
                                                                  ======                  ====

     Service charges on deposits increased $96 thousand (54.2%) to $273 thousand for the second quarter of 2000 compared to $177 thousand for the second quarter of 1999. The additional deposit service charges were primarily the result of a service charge rate increase enacted in January 2000.

     Security gains decreased $102 thousand from the second quarter 1999's $106 thousand to the second quarter 2000's $4 thousand. The decrease is the result of the Company having nominal security sales during the second quarter of 2000, as compared to the second quarter of 1999.

NON-INTEREST EXPENSE

     Other non-interest expense increased $.4 million (6.5%), to $5.7 million for the second quarter of 2000 from $5.3 million for the second quarter of 1999. The $.4 million non-interest expense increase consisted of a $89 thousand (3.3%) salaries and benefits decrease to $2.6 million from $2.7 million, a $93 thousand (15.9%) occupancy, furniture, and equipment expenses increase to $.7 million from $.6 million, and a $344 thousand (17.1%) other operating expenses increase to $2.4 million from $2.0 million for the second quarter of 2000 compared to the second quarter of 1999, respectively.

     The following table presents a breakdown of other operating expenses for the quarter ended June 30, 2000 and 1999:

OTHER OPERATING EXPENSES                Quarter Ended        Quarter Ended
                                        June 30,2000          June 30,1999
                                        -------------        --------------
(IN THOUSANDS)
Professional Service ................     $  375                 $  289
Office Expense ......................        578                    479
Advertising Expense .................        168                    200
Communication Expense ...............        231                    172
Bank Services .......................        224                    208
FDIC Insurance ......................         44                     33
Director Fees .......................         38                     91
Non-Loan Losses .....................          7                      8
Loan Expense ........................        334                    314
Amortization of Intangibles .........        120                    120
Other Expense .......................        242                    103
                                          ------                -------
Total Other Expense .................     $2,361                 $2,017
                                          ======                =======

    These other operating expense increases in professional services, office expense, communication expense, bank services and FDIC insurance are the result of the growth in the branch network and total deposits as six additional branches were opened after March 31, 1999 and expenses incurred in operating the Bank's mortgage subsidiary, CMA, which was acquired during February 1999. June 30, 1999's advertising expense is higher due to promotional activities related to the new branch openings in that time period.

INCOME TAX EXPENSE

    For the second quarter of 2000, a tax benefit of $173 thousand was recognized relating to the second quarter of 2000 loss as compared to a $309 thousand tax benefit for federal and state taxes in the second quarter of 1999. This represents an effective tax rate of 41.9% and 45.2% for the second quarter of 2000 and the second quarter of 1999. The effective tax rates are the result of applicable tax rates computed against each legal entity's taxable net income before taxes.

                      FINANCIAL CONDITION AT JUNE 30, 2000

    Total assets decreased $21.3 million (4.8%) to $417.7 million at June 30, 2000 compared to total assets of $439.0 million at December 31, 1999. Net loans decreased $36.5 million (11.4%) to $283.8 million at June 30, 2000 compared to $320.3 million at December 31,1999. Cash and equivalents increased $19.1 million (126.5%) to $34.2 million at June 30, 2000 from $15.1 million at December 31, 1999. The securities portfolio, including securities held-to-maturity and available-for-sale, decreased $2.3 million (3.1%) to $72.0 million at June 30, 2000, compared to $74.3 million at December 31, 1999. Other real estate owned decreased $748 thousand as one property with a $747 thousand carrying value was sold during the first quarter of 2000 without incurring any additional loss, another property was written down $143 thousand during the second quarter of 2000, and another property was added during the second quarter with a $142 thousand carrying value.

    Total deposits and borrowings decreased $25.7 million (6.3%) to $384.8 million at June 30, 2000 from $410.5 million at December 31,1999. The decrease was the result of paying-off the $53 million of borrowings with the proceeds from the sale of the held-for-sale ARM loans and $27.3 million (7.6%) increase in deposits totaling $384.8 million at June 30, 2000 compared to $357.5 million at December 31, 1999. These deposit increases primarily reflect increases in the Top Banana premium rate money market account, increases in certificates of deposits through a new campaign, and a decrease in jumbo certificates of deposit from municipalities in the Bank's market area. Deposits were obtained primarily from the Company's market areas. The Company did not have any brokered deposits and, as such, neither solicited nor offered premiums for such deposits.

LOAN PORTFOLIO

    Net loans decreased $36.5 million (11.4%) to $283.8 million at June 30,2000 compared to $320.3 million at December 31,1999. The decrease in the loan portfolio is primarily the result of the sale of $36.4 million of adjustable rate one-to-four family residential mortgages (ARMs). (See the following tables for major category classification and changes for the first quarter of 2000.) $7.4 million of the $15.9 million increase in the commercial and industrial category is due to the growth in the SBA portfolio. The SBA portfolio is increasing as the Bank has identified that the increasing competition makes commercial and non-residential loans difficult to grow at desired rates of return. The increase in the SBA portfolio reflects the non-guaranteed portion of these loans that the Bank does not generally sell into the secondary market.

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

    The following tables sets forth (a) the classification of loans by major category, excluding unearned, deferred costs, and the allowance for loan loss for June 30, 2000 and 1999 and December 31, 1999, (b) the changes in the major categories comparing June 30, 2000 to December 31, 1999, and (c) the contractual maturities at June 30, 2000 and December 31, 1999:


 CLASSIFICATION BY                              June 30, 2000                June 30, 1999               December 31, 1999
                                        ---------------------------    --------------------------   ---------------------------
   MAJOR CATEGORY                                           % of                         % of                          % of
 (IN THOUSANDS)                            Amount           Total        Amount          Total        Amount           Total
                                        ---------------------------    --------------------------   ---------------------------

 Commercial & industrial ...........     $  59,373         40.5%        $ 44,157         54.6%        $ 43,441         13.5%
 Real Estate
   Non-residential .................        51,770         25.4%          60,046         16.5%          52,312         16.3%
 properties
   Residential properties ..........       140,580         19.8%          74,766         7..2%         178,132         55.4%
   Construction ....................        10,108          5.2%          16,825         10.2%          17,818          5.5%
 Consumer ..........................        23,224          9.1%          30,600         11.5%          29,780          9.3%
                                         ---------        -----        ---------        -----         --------        -----
 Total Loans .......................     $ 285,054        100.0%       $ 226,394        100.0%        $321,483        100.0%
                                         =========        =====        =========        =====         ========        =====


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

    The following table sets forth information concerning non-accrual loans and non-performing assets at June 30, 2000 and 1999, along with December 31, 1999:



   NONPERFORMING LOANS, IN THOUSANDS                          JUNE 30, 2000       JUNE 30, 1999      DECEMBER 31, 1999
                                                              -------------       -------------      -----------------
   NONACCRUAL BY CATEGORY
   Real Estate ............................................        $  217             $1,413              $  720
   Consumer ...............................................             0                  0                   0
   Commercial .............................................         1,914                 32                 692
                                                                   ------             ------              ------
   Total nonaccrual loans .................................        $2,131             $1,445              $1,412
                                                                   ------             ------              ------
   PAST DUE 90 OR MORE AND STILL ACCRUING INTEREST
   Real Estate ............................................        $  498             $  457              $  159
   Consumer ...............................................            25                 14                   7
   Commercial .............................................           397                853                   0
                                                                   ------             ------              ------
   Total past due 90 or more and still accruing ...........        $  920             $1,324              $  166
                                                                   ------             ------              ------
   TOTAL NON PERFORMING LOANS .............................        $3,051             $2,769              $1,578
                                                                   ======             ======              ======
   OREO Property ..........................................           757                  0               1,505
   Other Asset - (1) ......................................             0              1,131                   0
                                                                   ------             ------              ------
   TOTAL NON-PERFORMING ASSETS ............................        $3,808             $3,900              $3,083
                                                                   ======             ======              ======

   NON-PERFORMING LOANS TO TOTAL LOANS ....................         1.07%              1.22%               0.49%

   NON-PERFORMING ASSETS TO TOTAL ASSETS ..................          .91%              1.09%               0.70%

   ALLOWANCE FOR LOANS LOSSES AS A
     PERCENTAGE OF NON-PERFORMING LOANS ...................        80.83%             80.72%             137.71%


(1) reflects the value of an impaired asset associated with an unauthorized overdraft

    Nonaccrual loans increased $0.7 million from $1.4 million at year-end 1999 to $2.1 million at June 30, 2000. The loans past due 90 days or more and still accruing interest are well collateralized and in the process of collection. Loans past due 90 days or more increased $.7 million from $166 thousand at December 31, 1999 to $920 thousand at June 30, 2000.

    The $757.0 thousand OREO property at June 30, 2000 consists of a nonaccrual loan that was foreclosed upon in the fourth quarter of 1999 and a nonaccrual loan that was foreclosed upon in the second quarter of 2000. OREO is carried at the lower of cost or market, less estimated selling costs. The other asset, related to an unauthorized overdraft that occurred in the fourth quarter of 1998 was a part of the OREO property balance at December 31, 1999 with a carrying value of $746 thousand. This $746.0 thousand asset represented equity in a house owned by the spouse of the debtor, who had turned the residence over to the Bank. This property was subsequently sold in March 2000 without the Bank incurring any additional loss.

    At June 30, 2000, there were no concentrations of loans to any borrowers or group of borrowers exceeding 10% of the total loan portfolio and there were no foreign loans. There were no other loans, other than those identified as non-performing, that causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms as of June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

    The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Loan losses are charged directly to the allowance for loan losses when they occur and any subsequent recovery is credited to the allowance for loan losses. Risks within the loan portfolio are analyzed on a continuous basis by management, by an independent loan review function (provided by an outside firm) and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance for loan losses are made by provisions charged to expense and the allowance for loan losses is reduced by net charge-offs (i.e., loans judged to be not collectable are charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance for loan loss at a level deemed adequate to provide for potential losses, future additions to the allowance for loan losses may be necessary based upon certain factors including changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies have in the past and may in the future require the Bank to make additional adjustments based on their judgments about information available to them at the time of their examination.

    The allowance for loan losses totaled $2.5 million, $2.2 million, and $2.2 million at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

    During 1999, the specific reserve factors on certain loan types that were used to determine reserve levels were increased. This increase of specific reserve factors on certain loans were offset during 1999 by a shift in the composite of the portfolios toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. Residential mortgage loans have a general reserve rate of .25% and, as a result, decreased the overall ratio of allowance to loans. In addition, purchased loans, totaling $47.4 million, are carried at the amount of undiscounted estimated future cash collections and have an allowance for loan loss allocated to them, resulting in a 75 basis point effective reserve. Residential loans increased to 49.3% of total loans at June 30, 2000 as compared to 33.1% at June 30, 1999. In addition, the ratio of non-performing loans to total loans decreased to 1.07% at June 30, 2000 from 1.22% at June 30, 1999 and increased from .49% at December 31, 1999. The June 30, 2000 decrease from June 30, 1999 is due to the increase in the loan portfolio. The June 30, 2000 increase from December 31, 1999 is due to the increase in non-performing loans and decrease in loans outstanding.

    The following is a reconciliation summary of the allowance for loan losses for June 30, 2000 and 1999 and December 31, 1999:


ALLOWANCE FOR LOAN LOSS ACTIVITY                                 Six Months Ended    Six Months Ended       Year Ended
 (IN THOUSANDS)                                                    June 30,2000       June 30, 1999      December 31, 1999
                                                                -----------------    ----------------    -----------------
Balance at beginning of year ................................         $ 2,173             $ 1,825              $ 1,825
Charge-offs:
    Real estate .............................................              19                  31                  871
    Consumer ................................................              15                   2                  130
    Commercial and industrial ...............................              39                 230                  432
                                                                      -------             -------              -------
Total Charge-offs ...........................................              73                 263                1,433
Recoveries:
     Real estate ............................................              14                   1                    2
     Consumer ...............................................              11                  11                   20
     Commercial and industrial ..............................               5                   0                   16
Total recoveries ............................................              30                  12                   38
                                                                      -------             -------              -------
Total net charge-offs .......................................              43                 251                1,395
                                                                      -------             -------              -------
Provision charged to expense ................................             336                 661                1,743
                                                                      -------             -------              -------
Balance of allowance at end of year .........................         $ 2,466             $ 2,235              $ 2,173
                                                                      -------             -------              -------
Ratio of net charge-offs to average loans outstanding .......            0.01%               0.14%                0.59%
Ratio of allowance to total loans,
    net of guaranteed SBA loans held for sale ...............            0.88%               1.00%                0.68%


    The ratio of allowance to total loans decreased to 0.88% for the first six months of 2000 compared to 1.00% for the first six months of 1999 and increased as compared to the 0.68% for the year ended 1999. The decrease of the ratio of allowance to total loans between quarters is because of the growth in the loan portfolio, primarily experienced in the second half of 1999. The increase in the allowance for loan loss over year-end 1999 is due to a net increase of $293 thousand, as a result of provisions totaling $336 thousand and net charge-offs totaling $43 thousand.

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

    At the end of the second quarter of 2000, the investment portfolio decreased $2.3 million from monthly payments and maturities and totaled $72.0 million, comprised of $38.3 million in securities available for sale and $33.7 million in securities held-to-maturity. At June 30, 2000, no investment securities were classified as trading securities.

DEPOSITS AND BORROWINGS

    Deposits are the primary source of funds. Total deposits and borrowings decreased $25.7 million (6.3%) to $384.8 million at June 30, 2000 from $410.5 million at December 31, 1999. This decrease was the result of paying-off the $53 million of borrowings with the proceeds from the held-for-sale ARM loans sold in the first quarter of 2000 and increasing deposits $19.8 million during the first quarter and $7.4 million during the second quarter. These deposit increases primarily reflect increases in the Top Banana premium rate money market account, increases in certificates of deposits through a new campaign, and a decrease in jumbo certificates of deposit from municipalities in the Bank's market area. Time deposits increased $12.2 million (8.1%) to $162.4 million from $150.2 million, interest-bearing demand deposits, which include the Top Banana premium rate money market account, increased $20.5 million (19.7%) to $124.9 million from $104.3 million, noninterest-bearing demand deposits decreased $4.1 million (6.3%) to $61.1 million from $65.1 million, and savings deposits decreased $1.4 million (3.7%) to $36.6 million from $37.9 million at March 31, 2000 compared to December 31, 1999.

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

    The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company's variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points continues to improve as it is a decline of 2.37% in a rising rate environment and an increase of 1.64% in a falling rate environment. Both variances are within the board approved guidelines of +/- 3.00%. This is an improvement from December 31, 1999 where the economic value of equity with rate shocks of 200 basis points was not within the board's approved guidelines of +/- 3.00%. At December 31, 1999, there was a decline of 3.16% in a rising rate environment and an increase of 2.68% in a falling rate environment. This is also an improvement from March 31, 2000 where there was a decline of 2.88% in a rising rate environment and an increase of 2.06% in a falling rate environment.

    The continued improvement in the market risk reduction with a +2% rate shock this quarter has been achieved through a shorter asset structure and the addition of longer-term deposits. The continued increase in prepayments on purchased fixed rate home equity loans is reducing the expected average life and market risk in flat and rising rate environments. The Company has continued to allow the investment portfolio duration to shorten, further reducing market risk in a rising rate environment. Fixed rate commercial loans declined in the quarter and were replaced with floating rate SBA loans. Finally, an increase in 9 month consumer certificates of deposits, as a result of the new 11 month CD campaign started in early June 2000, and demand deposits replaced shorter term public funds, lengthening the liability duration.

OPERATING, INVESTING, AND FINANCING CASH

    Cash and cash equivalents increased $14.9 million to $34.2 million at June 30, 2000 from $19.3 million at June 30, 1999. Net cash used in operating activities decreased $5.4 million, totaling $.2 million at June 30, 2000 compared to $5.6 million at June 30, 1999. This was primarily due to the $1.4 million increase in net losses, a $2.0 million decrease in the gain on loan sales, and a $4.8 million decrease in net other assets and liabilities . Net cash used in investing activities increased $148.4 million to $40.2 million in the first six months of 2000, compared to $(108.2) million during the prior year. This was primarily from an increase in the proceeds of loan sales of $41.5 million, a decrease in purchased and net loans of $52.8 million, a net decrease in securities investing activities of $48.5 million, a decrease in capital expenditures of $3.2 million and a decrease in acquisition purchases of $1.7 million. The capital expenditures of 1999 were related to the new branches and the acquisition was of CMA. Net cash provided by financing activities decreased $121.5 million to ($20.8) million at June 30, 2000, compared to $100.7 million a year earlier. This was primarily attributed to a $53.0 million borrowing payoff, a $72.6 million deposit decrease and $4.9 million in preferred stock proceeds.

LIQUIDITY

     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

BANK HOLDING COMPANY

    The principal source for funds for the holding company are dividends paid by the Bank. The Bank is currently restricted from paying dividends to the holding company because its tier 1 capital to average assets ratio is less than six percent. At June 20, 2000 the Bank Holding Company had $1.7 million in cash. Marketable securities, valued at fair market value, totaled $316 thousand.

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

    Total deposits amounted to $384.8 million, as of June 30, 2000. The Company has paid-off the $53.0 million in borrowings from the FHLB of New York that were outstanding at December 31, 1999. These borrowings at December 31, 1999 augmented the Company's liquidity. At June 30, 2000, $27.9 million was available for borrowing from the FHLB of New York.

     As of June 30, 2000, deposits included $32.4 million from two municipalities. These deposits are of short duration, and are very sensitive to price competition. If these deposits were to be withdrawn, in whole or in part, it would negatively impact liquidity. At June 30, 2000, the Bank had $2.4 million in commitments to fund residential mortgage loans through the CMA subsidiary. To reduce the Bank's interest rate sensitivity and potential negative liquidity associated with municipal deposits, a new eleven month certificate of deposit product was introduced in early June 2000 bringing $14 million of these deposits into the Bank to augment liquidity and diminish interest rate sensitivity through longer deposit duration.

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

    In connection with the Company's 1999 branch expansion, the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%. Due to losses incurred during 1999, the Company and the Bank failed to meet their federal minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999 and the Bank failed to meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 1999. Because the Bank failed to satisfy the federal minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because the Bank failed to meet these minimum requirements among other things, in the fourth quarter of 1999, the Company and the Bank entered into memoranda of understanding with the state and federal regulators.

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

    On March 7, 2000, the Bank sold servicing released and without recourse $36.4 million in adjustable rate one-to-four family mortgages (ARM's) assets, realizing $35.6 million in proceeds.

    As a result of the preferred stock offering and the reduction of assets through the ARM loan sale, both the Company and the Bank exceed the minimum federal capital adequacy requirements at June 30, 2000. However, the Bank does not exceed the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 2000.

    Because of the Bank's and Company's continued losses through the first two quarters of 2000, among other things, both the Bank and Company entered into stipulations and agreements with each of their respective primary regulators, i.e. the Board of Governors of the Federal Reserve System with regard to the Company and the FDIC and the New Jersey Department of Banking and Insurance with regard to the Bank, on July 18, 2000. Under these agreements, the Bank and the Company are required to take a number of affirmative steps, including the hiring of an outside consulting firm to undertake a review of each of their management structures, adopting strategic and capital plans which will increase the Bank's Tier 1 capital ratio to at least 6% as required by the New Jersey Department of Banking and Insurance order, reviewing and adopting various updated policies and procedures, adopting programs with regard to the resolution of certain criticized assets, and providing ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements also require the Bank to establish a compliance committee to oversee the Bank's and Company's efforts in meeting all of the requirements of the agreements, and prohibit the Bank from paying dividends to the Company and the Company from paying dividends, on either its common or its preferred shares, without prior regulatory approval. The Company had previously suspended dividend payments on its common shares, and failed to make the July 15, 2000 $131,000 dividend payment on shares of its Class A Preferred Stock.

The COMPANY'S actual capital amounts and ratios are presented in the following table.



                                                                                                     To Be Well Capitalized
                                                                          For Capital               Under Prompt Corrective
                                               Actual                   Adequacy Purposes               Action Provisions
                                         --------------------          --------------------         -------------------------
     (IN THOUSANDS)                        Amount      Ratio              Amount     Ratio             Amount         Ratio
                                         ----------   -------          ----------   -------         -----------     ---------
  AS OF JUNE 30, 2000
   Total capital
   (to Risk Weighted Assets) .......      $ 25,504      8.91%      =>      $ 22,736    8.00%     <      $ 28,421     10.00%
   Tier I Capital
   (to Risk Weighted Assets) .......      $ 23,038      8.11%      =>      $ 11,368    4.00%     =>     $ 17,052      6.00%
   Tier I Capital
   (to Average Assets) .............      $ 23,038      5.60%      =>      $ 16,443    4.00%     =>     $ 20,554      5.00%
AS OF DECEMBER 31, 1999
  Total capital
  (to Risk Weighted Assets) ........      $ 21,056      6.88%      <       $ 24,481    8.00%     <      $ 30,602     10.00%
   Tier I Capital
    (to Risk Weighted Assets) ......      $ 18,883      6.17%      =>      $ 12,241    4.00%     =>     $ 18,361     6.00%
   Tier I Capital
   (to Average Assets) .............      $ 18,883      4.35%      =>      $ 17,348    4.00%     <      $ 21,685     5.00%

       The BANK'S actual capital amounts and ratios are presented in the following table.


                                                                                                     To Be Well Capitalized
                                                                           For Capital               Under Prompt Corrective
                                              Actual                    Adequacy Purposes               Action Provisions
                                         --------------------          --------------------         -------------------------
     (IN THOUSANDS)                        Amount      Ratio              Amount     Ratio             Amount         Ratio
                                         ----------   -------          ----------   -------         -----------     ---------
  AS OF JUNE 30, 2000
   Total capital
    (to Risk Weighted Assets) ......      $ 23,321     8.20%      =>      $ 22,742     8.00%     <      $ 28,427     10.00%
   Tier I Capital
    (to Risk Weighted Assets) ......      $ 20,855     7.34%      =>      $ 11,371     4.00%     =>     $ 17,056     6.00%
   Tier I Capital                                       (a)
   (to Average Assets) .............      $ 20,855     5.10%      =>      $ 16,370     4.00%     <      $ 20,463     5.00%
  AS OF DECEMBER 31, 1999-
   Total capital
    (to Risk Weighted Assets) ......      $ 19,388     6.33%       <      $ 24,520     8.00%     <      $ 30,651       10.00%
   Tier I Capital
   (to Risk Weighted Assets) .......      $ 17,215     5.62%      =>      $ 12,260     4.00%     <      $ 18,390        6.00%
   Tier I Capital                                       (a)
   (to Average Assets) .............      $ 17,215     4.01%      =>      $ 17,181     4.00%     <      $ 21,476        5.00%


(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

    Shareholders' equity increased $3.5 million (16.1%) to $25.3 at June 30, 2000 compared to $21.8 million at December 31, 1999. This increase was the result of the $4.929 million net preferred stock offering proceeds, the $1.255 million net operating loss for the first six months of 2000, contractual stock grants of $9 thousand, preferred stock dividends paid of $25 thousand, and the $142 thousand accumulated other comprehensive loss for the first six months of 2000.

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



                                      UNITY BANCORP, INC.
Dated: August 14, 2000
                                   By:         /s/ Kevin Killian
                                           -----------------------------
                                                   KEVIN KILLIAN,
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)