Form 10QSB
period 2000-09-30
UNITY BANCORP INC /DE/
filed 2000-11-14
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares outstanding of each of the registrant's classes of common equity stock, as of November 14, 2000: Common stock, no par value: 3,706,708 shares outstanding

Transitional Small Business Disclosure Format:

                                Yes         No  X
                                    ---        ---

================================================================================

                                                                         1 of 37

                               UNITY BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


 (In thousands, except share amounts)                    (unaudited)
                                                         September 30,  December 31,
                      ASSETS                                 2000           1999
                      ------                             -------------  ------------
Cash and due from banks                                    $ 21,863      $ 15,121
Federal funds sold                                           59,000             0
                                                           --------      --------
    Total cash and cash equivalents                          80,863        15,121
                                                           --------      --------
Securities :
  Available for sale, at fair value                          38,125        40,099
  Held to maturity, at amortized cost (aggregate fair
    value of $31,665 and $32,270 in 2000 and 1999,
    respectively)                                            33,288        34,250
                                                           --------      --------
    Total securities                                         71,413        74,349
                                                           --------      --------
Loans held for sale - SBA loans                               5,041         3,745
Loans held for sale - ARM loans                                   0        36,362
Loans held to maturity                                      227,400       281,376
                                                           --------      --------
    Total loans                                             232,441       321,483
      Plus: Deferred Costs, net                               1,110         1,049
      Less: Allowance for loan losses                         2,545         2,173
                                                           --------      --------
        Net loans                                           231,006       320,359
                                                           --------      --------
Premises and equipment, net                                  10,779        12,370
Accrued interest receivable                                   3,048         2,862
Cash surrender value of insurance policies                    2,266         2,203
Other real estate owned                                         300         1,505
Other assets                                                  7,909        10,200
                                                           --------      --------
    Total Assets                                           $407,584      $438,969
                                                           ========      ========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                                         2 of 37

                               UNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


(In thousands, except share amounts)                                  (unaudited)
                                                                      September 30,     December 31,
     LIABILITIES AND SHAREHOLDERS' EQUITY                                 2000             1999
     ------------------------------------                             ------------      ------------
LIABILITIES:
  Deposits
    Demand:
      Non-interest bearing                                               $  58,497       $  65,079
      Interest bearing                                                     120,622         104,343
    Savings                                                                 35,244          37,910
    Time, $100,000 and over                                                 49,272          71,102
    Time, under $100,000                                                   115,037          79,104
                                                                         ---------       ---------
        Total time                                                         164,309         150,206
                                                                         ---------       ---------
          Total Deposits                                                   378,672         357,538
                                                                         ---------       ---------
    Borrowed funds                                                               0          53,000
    Obligation under capital lease                                           3,295           4,096
    Accrued interest payable                                                 1,339           1,199
    Accrued expenses and other liabilities                                   2,058           1,344
                                                                         ---------       ---------
          Total liabilities                                                385,364         417,177
                                                                         ---------       ---------
Shareholders' Equity:
   Common stock, no par value 7,500,000 shares authorized,
     3,863,568 shares issued and 3,706,708 outstanding in 2000
     3,861,568 shares issued and 3,704,708 outstanding in 1999              26,234          26,224
   Treasury stock,  at cost, 156,860 shares outstanding
      in 2000 and 1999, respectively                                        (1,762)         (1,762)
   Preferred Stock Class A, 10% cumulative and convertible,
      103,500 and 0 shares issued and outstanding in 2000 and 1999,
      respectively                                                           4,929               0
   Retained Deficit                                                         (6,456)         (1,856)
   Accumulated other comprehensive loss, net of tax benefit                   (725)           (814)
                                                                         ---------       ---------
           Total Shareholders' Equity                                       22,220          21,792
                                                                         ---------       ---------
           Total Liabilities and Shareholders' Equity                    $ 407,584       $ 438,969
                                                                         =========       =========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                                         3 of 37


                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)

(In thousands, except share and share amounts)              For the three months ended   For the nine months ended
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                            --------------------------   -------------------------
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
Interest Income:
  Interest on loans                                          $  5,685       $  5,532       $ 17,309       $ 13,257
  Interest on securities                                        1,145          1,217          3,461          2,938
  Interest on Federal funds sold                                  227             10            356            514
                                                             --------       --------       --------       --------
    Total interest income                                       7,057          6,759         21,126         16,709

Interest Expense on deposits                                    4,087          3,230         11,683          8,052
Interest Expense on borrowings                                     27            484            702            605
                                                             --------       --------       --------       --------
Total Interest Expense                                          4,114          3,714         12,385          8,657
                                                             --------       --------       --------       --------
    Net Interest Income                                         2,943          3,045          8,741          8,052
Provision for loan losses                                          90            867            426          1,528
                                                             --------       --------       --------       --------
    Net Interest Income After Provision for Loan Losses         2,853          2,178          8,315          6,524
Other Income:
  Service charges on deposits                                     307            215            848            561
  Gain on sale of loans                                          (352)           328          1,038          3,686
  Net gain on sale of securities                                    0            (33)             5            194
  Other income                                                    599            588          1,644          1,187
                                                             --------       --------       --------       --------
    Total Other Income                                            554          1,098          3,535          5,628
Other Expenses:
  Salaries and employee benefits                                2,239          2,043          7,184          6,578
  Occupancy, furniture and equipment  expense                     583            682          1,944          1,717
  Other operating expenses                                      4,662          3,350          8,936          6,546
                                                             --------       --------       --------       --------
    Total Other Expenses                                        7,484          6,075         18,064         14,841
                                                             --------       --------       --------       --------
    Loss before income taxes                                   (4,077)        (2,799)        (6,214)        (2,689)
Benefit for income taxes                                         (757)        (1,118)        (1,639)        (1,134)
                                                             --------       --------       --------       --------
      Net loss                                               ($ 3,320)      ($ 1,681)      ($ 4,575)      ($ 1,555)
                                                             --------       --------       --------       --------
Preferred stock dividends - Paid and Unpaid                      (131)             0           (288)             0
                                                             --------       --------       --------       --------
    Net loss available to common shareholders                ($ 3,451)      ($ 1,681)      ($ 4,863)      ($ 1,555)
                                                             ========       ========       ========       ========
Per Common Share:
Basic loss per Share                                           ($0.93)        ($0.45)        ($1.31)        ($0.42)
Diluted loss per Share                                         ($0.93)        ($0.45)        ($1.31)        ($0.42)

Weighted Average Shares Outstanding - Basic                 3,706,709      3,721,223      3,705,825      3,729,763
Weighted Average Shares Outstanding - Diluted               3,706,709      3,721,223      3,705,825      3,729,763


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                                         4 of 37

                               UNITY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                          For the nine months ended
                                                                                SEPTEMBER 30,
                                                                          -------------------------
(In thousands, except per share amounts)                                    2000            1999
                                                                          ---------       ---------
Net loss                                                                  $  (4,575)      $  (1,555)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Goodwill write-off                                                        2,246               0
    Provision for loan losses                                                   426           1,528
    Depreciation and amortization                                               938             881
    Net gain on sale of securities                                               (5)           (194)
    Gain on sale of loans                                                    (1,038)         (3,686)
    Contractual stock grants                                                     10             424
    Increase in accrued interest receivable                                    (186)         (1,664)
    Increase in cash surrender value of life insurance                          (63)           (123)
    Loss on sale of fixed assets                                                  7               0
    Other Real Estate Owned Writedown                                           143               0
    Net gain on sale of Other Real Estate Owned                                 (25)              0
    Decrease (increase) in other assets                                          45          (2,802)
    Increase (decrease) in accrued interest payable                             140             685
    Increase (decrease) in accrued expenses and other liabilities               714             394
                                                                          ---------       ---------
      Net cash used in operating activities                                  (1,223)         (6,112)
                                                                          =========       =========
Investing activities:
  Purchases of securities held to maturity                                        0         (17,494)
  Purchases of securities available for sale                                   (145)        (39,840)
  Maturities and principal payments on securities held to maturity              962           2,400
  Maturities and principal payments on securities available for sale          2,151           4,583
  Proceeds from sale of securities available for sale                            62          14,421
  Proceeds from sale of loans                                               106,621          16,381
  Proceeds from Bank Owned Life Insurance Contract Cancellation                   0           2,132
  Purchase of loans                                                               0         (56,071)
  Net increase in loans                                                     (16,656)       (106,969)
  Increase in capital expenditures                                             (166)         (5,191)
  Cash payment - CMA acquisition                                                  0          (1,700)
  Proceeds from sale of ORE property                                          1,087               0
  Proceeds from sale of equipment                                                11               0
                                                                          ---------       ---------
      Net cash provided by (used in) investing activities                    93,927        (187,348)
                                                                          =========       =========
Financing activities:
  Increase in deposits                                                       21,134         151,055
  (Decrease) increase in borrowings                                         (53,000)         30,000
  Proceeds from Preferred Stock Offering, net                                 4,929               0
  Treasury stock purchases                                                        0            (984)
  Cash dividends on preferred stock                                             (25)              0
  Cash dividends on common stock                                                  0            (632)
                                                                          ---------       ---------
      Net cash (used in) provided by financing activities                   (26,962)        179,439
                                                                          =========       =========
Increase (decrease) in cash and cash equivalents                             65,742         (14,021)
                                                                          =========       =========
Cash and cash equivalents at beginning of year                               15,121          32,488
                                                                          ---------       ---------
Cash and cash equivalents at end of period                                $  80,863       $  18,467
                                                                          =========       =========

   Supplemental disclosures: Interest paid                                $  12,245       $   7,793
                             Income taxes paid                                   15             776
                             Transfer of loans to Other
                               Real Estate Owned                                299               0
                             (Decrease) increase in capital
                               lease assets                                    (858)          3,184


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                                         5 of 37

                               UNITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 AND DECEMBER 31,1999

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

(2)  COMPREHENSIVE LOSS

          Total comprehensive loss for the three months ended September 30, 2000 and 1999 was $3.1 million and $1.9 million. Total comprehensive loss for the nine months ended September 30, 2000 and 1999 was $4.5 million and $2.1 million.

(3)  LOANS

          Loans outstanding, net of deferred cost, by classification as of September 30, 2000 and December 31, 1999 are as follows:

     (In thousands)                     September 30, 2000   December 31, 1999
                                        ------------------   -----------------
     Commercial & industrial                 $ 61,718             $ 43,441
     Loans secured by real estate:
         Non-residential properties            48,187               52,312
         Residential properties                91,746              178,132
         Construction                           9,737               17,818
     Consumer loans                            21,053               29,780
                                            ---------            ---------
     Total loans                            $ 232,441            $ 321,483
                                            =========            =========

          SBA loans held-for-sale, totaling $5.0 million at September 30, 2000 and $3.7 million at December 31, 1999, respectively, are included in the commercial and industrial totals. ARM loans held-for-sale totaled $0 at September 30, 2000 and $36.4 million at December 31, 1999 and are included in residential loans at December 31, 1999.

          As of September 30, 2000 and December 31, 1999, the Bank's recorded investment in impaired loans, defined as nonaccrual loans, was $3,378,000 and $1,412,000, respectively, and the related valuation allowance was $352,000 and $219,000, respectively. This valuation allowance is included in the allowance for loan losses in the accompanying balance sheets. The average impaired loans, defined as non-accrual loans, for the three months ended September 30, 2000 was $2,532,000, for the nine months ended September 30, 2000 was $2,105,000, and $1,472,000 for the year-ended December 31,1999 respectively. At September 30, 2000, $842,000 in loans were past due greater than 90 days but still accruing interest as compared to $166,000 at December 31, 1999. Management has evaluated the loans 90 days or more past due and still accruing interest and determined that they are both well collateralized and in the process of collection.

(4)  ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is based on estimates. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

                                                                         7 of 37

          An analysis of the change in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 and the year ended 1999 is as follows:


     (in thousands)                                     Nine Months Ended     Nine Months Ended     The Year Ended
                                                        September 30, 2000    September 30, 1999    December 31, 1999
                                                        ------------------    ------------------    -----------------
     Balance at beginning of year                            $ 2,173               $ 1,825               $ 1,825
     Provision charged to expense                                426                 1,528                 1,743
     Loans charged-off                                           (90)               (1,130)               (1,433)
     Recoveries on loans previously charged-off                   36                    14                    38
                                                             -------               -------               -------
     Balance at end of year                                  $ 2,545               $ 2,237               $ 2,173
                                                             =======               =======               =======

(5)  EARNINGS PER SHARE

          The following is a reconciliation of the calculation of basic and diluted (loss) earnings per share.


                                                                                      Weighted       Earnings
                                                                        Net            Average       Loss Per
          (In thousands, except share data amounts)                    Income          Shares         Share
                                                                      ---------      ----------      ---------
     For the quarter ended September 30, 2000
        Net Income                                                    $  (3,320)
        Unpaid preferred stock dividends in arrears                        (131)
                                                                      ---------
        Basic loss per share -
          Loss available to common shareholders                       $  (3,451)      3,706,709      $(0.93)
        Effect of dilutive securities- stock options,
          warrants, and convertible preferred stock *
        Diluted loss per share - Loss available to                    ---------       ---------      ------
          Common shareholders plus assumed conversions                $  (3,451)      3,706,709      $(0.93)
                                                                      =========       =========      ======
        * Dilutive EPS does not include the effect of stock
          options or the effect of convertible preferred stock,
          due to the net loss position. Inclusion would be
          anti-dilutive

     For the nine months ended September 30,2000
        Net Loss                                                      $  (4,575)
        Distribution of preferred stock dividends                           (25)
        Unpaid preferred stock dividends in arrears                        (263)
                                                                      ---------
        Basic loss per share -
          Loss available to common shareholders                       $  (4,863)      3,705,825      $(1.31)
        Effect of dilutive securities- stock options,
          warrants, and convertible preferred stock *
        Diluted loss per share - Loss available to                    ---------       ---------      ------
          Common shareholders plus assumed conversions                $  (4,863)      3,705,825      $(1.31)
                                                                      =========       =========      ======

     For the quarter ended September 30, 1999
        Basis loss per share -
          Loss available to common shareholders                       $  (1,681)      3,721,223      $ (.045)
        Effect of dilutive securities - stock options and warrants
        Diluted loss per share - Loss available to                    ---------       ---------      ------
          Common shareholders plus assumed conversions                $  (1,681)      3,721,223      $ (.045)
                                                                      =========       =========      =======

     For the nine months ended September 30, 1999
        Basic earnings per share -

          Income available to common shareholders                     $  (1,555)      3,729,763      $(0.42)
        Effect of dilutive securities- stock options and warrants
        Diluted earnings per share - Income available to              ---------       ---------      ------
              Common shareholders plus assumed conversions            $  (1,555)      3,729,763      $(0.42)
                                                                      =========       =========      ======


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

                                                                         8 of 37

(6)  REGULATORY CAPITAL AND PREFERRED DIVIDENDS IN ARREARS

          A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and
     (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0%.

          In addition to the risk-based guidelines, regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

          In connection with the Company's 1999 branch expansion, the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6% requirement on the Bank. Due to losses incurred during 1999, the Company and the Bank failed to meet their federal minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999 and the Bank failed to meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 1999. Because the Bank failed to satisfy the federal minimum total risk-based capital requirement of 8% at September 30, it was deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because among other things the Bank failed to meet these minimum requirements, in the fourth quarter of 1999, the Company and the Bank entered into memoranda of understanding with the state and federal regulators.

          On March 13, 2000, the Company completed an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a cumulative dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8966 common. The accounting, legal and consulting costs to issue the preferred stock totaled $.3 million and were applied against the proceeds. The Bank received $4.2 million of the proceeds from the Company in March 2000.

          On March 7, 2000, the Bank sold servicing released and without recourse $36.4 million in adjustable rate one-to-four family mortgages (ARM's), realizing $35.6 million in net proceeds and incurring a $439 thousand pre-tax loss. On September 29, 2000, the Bank sold, servicing released and without recourse, $44.8 million, including $1.9 million in premium, in home equity loans originally purchased during 1999, realizing $43.6 million in proceeds and incurring a $1.2 million pre-tax loss. The proceeds will be used in conjunction with the fourth quarter 2000 sale of five branches, which is expected to result in a $4.0 million pre-tax gain.

          As a result of the preferred stock offering and the reduction of assets through both loan sales, both the Company and the Bank exceed the minimum federal capital adequacy requirements at September 30, 2000. However, the Bank does not exceed the New Jersey Department of Banking and Insurance's 6% leverage requirement at September 30, 2000.

          Because among other things of the Bank's and Company's continued losses through the first two quarters of 2000, both the Bank and Company entered into stipulations and agreements with each of their respective primary regulators, i.e. the Board of Governors of the Federal Reserve System with regard to the Company and the FDIC and the New Jersey Department of Banking and Insurance with regard to the Bank, on July 18, 2000. Under these agreements, the Bank and the Company are required to take a number of affirmative steps, including the hiring of an outside consulting firm to undertake a review of each of their management structures, adopting strategic and capital plans which will increase the Bank's Tier 1 capital ratio to at least 6% as required by the New Jersey Department of Banking and Insurance order, reviewing and adopting various updated policies and procedures, adopting programs

                                                                         9 of 37
     with regard to the resolution of certain criticized assets, and providing ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements also require the Bank to establish a compliance committee to oversee the Bank's and Company's efforts in meeting all of the requirements of the agreements, and prohibit the Bank from paying dividends to the Company and the Company from paying dividends, on either its common or its preferred shares, without prior regulatory approval. The Company had previously suspended dividend payments on its common shares, and failed to make the July 15, 2000 $131,000 dividend payment on shares of its Class A Preferred Stock. The Bank and the Company believe they have fully completed all requirements and continue to comply with the regulatory agreements.

         The COMPANY'S actual capital amounts and ratios are presented in the following table.


                                                                                                         To Be Well Capitalized
                                                     Actual                     For Capital              Under Prompt Corrective
                                                                             Adequacy Purposes              Action Provisions
                                             -------------------------  ----------------------------  -----------------------------
          (In thousands)                      Amount         Ratio             Amount       Ratio           Amount        Ratio
                                              ------         -----             ------       -----           ------        -----
     AS OF SEPTEMBER 30, 2000
        Total capital
          (to Risk Weighted Assets)            $ 24,584      9.70%      =>      $ 20,268    8.00%     <    $25,335       10.00%
        Tier I Capital
          (to Risk Weighted Assets)            $ 22,039      8.70%      =>      $ 10,134    4.00%     =>   $15,201        6.00%
        Tier I Capital
          (to Average Assets)                  $ 22,039      5.37%      =>      $ 16,430    4.00%     =>   $20,538        5.00%

     AS OF DECEMBER 31, 1999
       Total capital
         (to Risk Weighted Assets)             $ 21,056      6.88%      <       $ 24,481    8.00%     <    $ 30,602       10.00%
       Tier I Capital
         (to Risk Weighted Assets)             $ 18,883      6.17%      =>      $ 12,241    4.00%     =>   $ 18,361        6.00%
       Tier I Capital
         (to Average Assets)                   $ 18,883      4.35%      =>      $ 17,348    4.00%     <    $ 21,685        5.00%


          The BANK'S actual capital amounts and ratios are presented in the following table.


                                                                                                         To Be Well Capitalized
                                                     Actual                     For Capital              Under Prompt Corrective
                                                                             Adequacy Purposes              Action Provisions
                                             -------------------------  ----------------------------  -----------------------------
          (In thousands)                      Amount         Ratio             Amount       Ratio           Amount        Ratio
                                              ------         -----             ------       -----           ------        -----
     AS OF SEPTEMBER 30, 2000-
        Total capital
          (to Risk Weighted Assets)            $ 22,444     9.29%      =>      $ 19,328     8.00%     <      $ 24,159     10.00%
        Tier I Capital
          (to Risk Weighted Assets)            $ 19,899     8.24%      =>       $ 9,664     4.00%     =>     $ 14,496      6.00%
        Tier I Capital
          (to Average Assets)                  $ 19,899     4.83%      =>      $ 16,472     4.00%     <      $ 20,590      5.00%
        Tier I Capital                                       (a)
          (to Average Assets)                  $ 19,899     4.83%      <       $ 24,708     6.00%     <      $ 20,590      5.00%

     AS OF DECEMBER 31, 1999-
        Total capital
          (to Risk Weighted Assets)            $ 19,388     6.33%       <      $ 24,520     8.00%     <      $ 30,651     10.00%
        Tier I Capital
          (to Risk Weighted Assets)            $ 17,215     5.62%      =>      $ 12,260     4.00%     <      $ 18,390      6.00%
        Tier I Capital                                       (a)
          (to Average Assets)                  $ 17,215     4.01%      =>      $ 17,181     4.00%     <      $ 21,476      5.00%


     (a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

                                                                        10 of 37

(7)  OTHER INCOME

          The other income components for the nine months and quarters ended September 30, 2000 and 1999 are as follows:


    OTHER INCOME                                         Three Months    Three Months     Nine Months     Nine Months
    (In thousands)                                           Ended           Ended           Ended           Ended
                                                         September 30,   September 30,   September 30,   September 30,
                                                             2000            1999            2000            1999
                                                         -------------   -------------   ------------    -------------
    SBA Fees                                                 $175            $125          $  576           $  404
    Loan fees                                                  82             304             280              340
    Income from cash surrender value of life insurance         31              25              95              182
    Non-deposit account transaction charges                    62              43             178              100
    Miscellaneous                                             249              91             515              161
                                                             ----            ----          ------           ------
    Total other income                                       $599            $588          $1,644           $1,187
                                                             ====            ====          ======           ======

(8)  OTHER OPERATING EXPENSES

          The other operating expense components for the nine months and quarters ended September 30, 2000 and 1999 are as follows:


     OTHER OPERATING EXPENSES                               Three Months    Three Months     Nine Months     Nine Months
            (In thousands)                                      Ended           Ended           Ended           Ended
                                                            September 30,   September 30,   September 30,   September 30,
                                                                2000            1999            2000            1999
                                                         -------------   -------------   ------------    -------------
     Professional Services                                   $  302           $  305           $  965          $  761
     Office Expense                                             502              573            1,316           1,418
     Advertising Expense                                        162              233              607             547
     Communication Expense                                      190              249              662             525
     Bank Services                                              274              219              766             579
     FDIC Insurance                                             111               57              202             121
     Director Fees                                               11               21               86             200
     Non-Loan Losses                                             32              794               25             824
     Loan Processing and Collection Expense                     348              576              970             933
     Amortization of Intangibles                                120              119              359             274
     Goodwill writedown                                       2,246                0            2,246               0
     Other Expense                                              364              204              732             364
                                                             ------           ------           ------          ------
     Total Other Operating Expenses                          $4,662           $3,350           $8,936          $6,546
                                                             ======           ======           ======          ======

(9)  LITIGATION

          The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.

          During the third quarter, the employment of three officers of the Bank's mortgage banking subsidiary, Certified Mortgage Associates, Inc. was terminated. One of the officers filed suit against the Company, the Bank and certain related parties of the Company. This suit was settled in September, 2000, and the Company, and each of the three officers, exchanged full releases. The Company incurred total expenses in this matter of $257,622. The Company has filed claims with its liability carrier seeking recovery for all, or a portion, of these expenses. The carrier is processing this claim, although it has not accepted liability for the Company's claims.

(10) GOODWILL WRITEDOWN

          Also in the third quarter, the Company wrote off approximately $2.25 million of the goodwill recognized in the 1999 acquisition of CMA. During the third quarter, the former shareholders of CMA left the employment of the Company, and their employment agreements were terminated. In addition, certain other sales employees left CMA. Based upon these departures, CMA's performance during 2000 and CMA's future prospects, the Company determined to discontinue CMA's mortgage origination business during the fourth quarter of 2000. The Company will write down an additional $981 thousand in goodwill in the fourth quarter. Although these goodwill write-offs contributed to the Company's third quarter loss and will affect the Company's fourth quarter results, they will not negatively affect the Company's regulatory capital calculations, which exclude intangible assets. The current write down of this goodwill will save the Company amortization expense in future periods, as the goodwill was originally to be amortized over eight and ten year periods.

(11) CESSATION OF COMPENSATION AGREEMENTS

          In August 2000, Robert J. Van Volkenburgh, the Company's Chairman and Chief Executive Officer, resigned to pursue other business opportunities. It is the Company's position, supported by advice of legal counsel, that the employment agreement and supplemental retirement plan between the Company and Mr. Van Volkenburgh are no longer in effect, and that therefore the Company has no obligations to Mr. Van Volkenburgh under these agreements. During the third quarter, the Company reversed a previously accrued compensation expense of $167 thousand established in connection with the supplemental retirement plan. In connection with his resignation, Mr. Van Volkenburgh and the Company exchanged limited releases, which do not prohibit claims by Mr. Van Volkenburgh under the employment agreement and supplemental retirement plan. Mr. Van Volkenburgh has made no demand under either of these agreements.


(12) RECENT ACCOUNTING PRONOUNCEMENTS

          In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25 including the accounting for modifications to equity awards as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of the interpretation did not have a significant impact on the company's financial statements.

          In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No.

                                                                        11 of 37

     133". Statement No 138 amends certain aspects of Statement No. 133 to simplify the accounting for derivatives and hedges under Statement No. 133. Statement No 138 is effective upon the company's adoption of Statement 133 (January 1, 2001). The initial adoption of Statement No.138 is not expected to have a material impact on the company's financial statements.

          In September 2000, the FASB issued SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. While most of the provisions of SFAS No.140 are effective for transactions entered into after March 31, 2001, companies with fiscal year ends that hold beneficial interest from previous securizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial statements.

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

     This report contains certain "forward-looking statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors, which could effect actual results, include, but are not limited to; (i) change in general market interest rates; (ii) general economic conditions, both in the United States generally, and in the Company's market area; (iii) legislative/regulatory changes; (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve; (v) changes in the quality or composition of the Company's loan and investment portfolios; (vi) demand for loan products; (vii) deposit flows;
(viii) competition; and (ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                              OVERVIEW AND STRATEGY

     Unity Bancorp, Inc. (the "Parent Company") is incorporated in Delaware and is a bank holding company under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company") was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 17 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey. These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration

                                                                        12 of 37
and other commercial credits, as well as personal investment advisory services through the Bank's wholly-owned subsidiary, Unity Financial Services, Inc. Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank's investment portfolio. In the first quarter of 1999, the Bank acquired Certified Mortgage Associates, Inc. ("CMA") under the purchase accounting method and, accordingly, the results of operations for the first quarter of 1999 contains only income and expenses realized and incurred after the CMA acquisition date of February 18, 1999.

     As a result of the Company's and the Bank's federal capital ratios falling below required levels during 1999 and a liquidity situation that began in 1999, the Company and the Bank entered into Memoranda of Understanding with their primary regulatory agencies. However, due to continued losses through the first two quarters of 2000, among other reasons, the Company and the Bank entered into stipulations and agreements with each of their respective regulators as of July 18, 2000. Under these agreements, the Bank and the Company are each required to take a number of affirmative steps, including hiring an outside consulting firm to undertake a review of their management structures, adopting strategic and capital plans which will increase the Bank's leverage ratio to 6% or above, reviewing and adopting various updated policies and procedures, adopting programs with regard to the resolution of certain criticized assets, and providing ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements also require the Bank and Company to establish a compliance committee to oversee the efforts in meeting all requirements of the agreements, and prohibit the Bank from paying a dividend to the Company and the Company from paying dividends on its common and preferred stock, without regulatory approval. The Bank and the Company believe they are in compliance with the requirements of the agreements.

     To bolster the Company's capital ratios and to reposition the Company for future, profitable operation, the Company undertook a number of steps during the first three quarters of 2000. In the first quarter, the Company consummated a private placement of approximately $4.9 million (net of offering expenses) in preferred stock to sophisticated investors. In addition, the Company sold $36.4 million in adjustable rate, one-to-four family mortgage loans, recognizing a loss of $733,000 (after tax $439,000). These two transactions brought the Company and the Bank into full compliance with all minimum Federal regulatory capital requirements, although the Bank still failed to satisfy the 6% capital-to-asset ratio required by an order of the New Jersey Banking and Insurance ("NJDOBI"). In the third quarter of 2000, the Bank sold $44.8 million in book value of purchased home equity loans, realizing a pre-tax loss of $1.2 million. The loans were sold, servicing released and without recourse. In addition, the Company entered into agreements to sell five branches, subject to regulatory approval. The transactions, which are expected to close late in December, 2000, are expected to yield the Company a pre-tax gain of $4,000,000. The proceeds from the third quarter loan sale will be used, along with the Bank's excess Federal funds sold, to fund the deposit sale. It is anticipated that the gain on the sale of the five branches, along with the reduction in assets accompanying the sale, will bring the Bank into compliance with the 6% tangible capital to average assets ratio mandated by the NJDOBI by March 31, 2001, nine months before required under the regulatory agreements. It is anticipated that the tangible capital to period end asset ratio will be 6% at December 31,2000.

     Also in the third quarter, the Company wrote off approximately $2.25 million of the goowill recognized in the 1999 acquisition of CMA. During the third quarter, the former shareholders of CMA left the employment of the Company, and their employment agreements were terminated. In addition, certain other sales employees left CMA. Based upon these departures, CMA's performance during 2000 and CMA's future prospects the Company determined to discontinue CMA's mortgage origination business during the fourth quarter of 2000. The Company will write down an additional $981 thousand in goodwill in the fourth quarter. Although these goodwill write-offs contributed to the Company's third quarter loss and will affect the Company's fourth quarter results, they will not negatively affect the Company's regulatory capital calculations, which exclude intangible assets. The current write down of this goodwill will save the Company amortization expense in future periods, as the goodwill was originaly to be amortized over eight and ten year periods.

                                                                        13 of 37

                              RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, such as deposits. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amounts of non-interest income, which includes gains on sales of loans including loans originated under the Small Business Administration's Guaranteed Loan Program, and loans originated and simultaneously sold by CMA, and non-interest expenses. In addition, during the third quarter of 2000, the Company's results of operation were impacted by a number of non-recurring items, such as the loss on loan sale and goodwill write-down discussed above.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET INCOME

     The Company incurred a net loss of $4.6 million or $1.31 loss per basic and diluted common share for the first nine months of 2000, compared to net loss of $1.5 million, or $0.42 loss per basic and diluted share for the first nine months of 1999. Basic and diluted loss per share for September 30, 2000 was based on the net loss available to common shareholders, equaling the net loss for the period less the paid and unpaid preferred stock dividends.

     The $4.6 million loss largely reflects the write-down of $2.246 million in goodwill associated with the purchase of CMA, the $720 thousand after tax loss on the sale of home equity loans on September 29, 2000, and the $439 thousand after tax loss on the sale of the adjustable rate mortgage loans. The loss also reflects the growth in non-interest expense due to the opening of nine new branches over the course of 1999, the decrease in net interest margin

                                                                        14 of 37
and spread, the costs of administering the expanding loan portfolios, and the costs to monitor non-performing loans.

     The changes in the components of net income, comparing the nine months ended September 30, 2000 to September 30, 1999, included a $.6 million increase in net interest income, a $1.1 million decrease in the provision for loan losses, a $2.1 million decrease in noninterest income, a $3.1 million increase in noninterest expense, and a $.5 million increase in tax benefit.

NET INTEREST INCOME

     Net interest income increased $.6 million (8.6%) to $8.7 million for the first nine months of 2000 from $8.1 million for the first nine months of 1999.

     The $.6 million net interest income increase was the result of an increase in interest income in excess of interest expense. The growth in interest income was primarily attributable to an increase of $82.8 million (28.4%) in average earning assets for the first nine months of 2000, totaling $374.2 million compared to the prior year's $291.4 million. The increase in average earning assets occurred primarily in the loan and investment portfolios. Average loans increased $81.4 million (38.3%) to $293.9 million in the first nine months of 2000 from the $212.5 million recorded in the first nine months of 1999. Growth in the loan portfolio was primarily comprised of $101.9 million of residential adjustable rate mortgages (ARM) originated between April 30, 1999 and December 31, 1999 by the Bank's CMA subsidiary and $56.0 million of purchased home equity loans, partially offset by $37.0 million in ARM mortgages sold in the first nine months of 2000. The September 29, 2000 home equity loan sale had an immaterial impact on the year-to-date loan average. Partially off-setting the increase in average loans was a decrease in the average yield on the loan portfolio to 7.85% in the first nine months of 2000 from 8.32% during the comparable period of 1999. The reduction in yield reflects the Bank's greater proportion of loans secured by one-to-four family mortgages. Average investments increased $10.5 million (16.9%) to $72.7 million in the first nine months of 2000 from the $62.2 million recorded in the first nine months of 1999. Growth in the investment portfolio was the result of increased deposits from the Top Banana product introduced at the end of the second quarter of 1999. The yield on investments increased from 6.04% for the nine months ended September 30, 1999 to 6.48% for the nine months ended September 30, 2000. As a result of the increase in mortgages and home equity loans at lower yields, the first nine months of 2000 yield on earning assets decreased to 7.56% as compared to 7.66% for the first nine months of 1999, partially offsetting the volume related gains in interest income.

     Increases in interest-earning assets were primarily funded through an increase of $83.6 million (27.1%) in average deposits and borrowings to $392.4 million for the first nine months of 2000 from $308.8 million for the first nine months of 1999. Average deposits increased $81.8 million (27.6%) to $377.8 million for the first nine months of 2000 from $296.0 million in the first nine months of 1999. Average other borrowed funds increased $1.8 million to $14.6 million for the first nine months of 2000 from $12.8 million in the first nine months of 1999. There were no borrowings at September 30, 2000, down $53.0 million from December 31, 1999 as a result of the borrowings being re-paid from the proceeds from the March 7, 2000 ARM loan sale and increased deposits.

     The cost of interest-bearing liabilities increased to 4.97% for the first nine months of 2000 from 4.42% for the first nine months of 1999 and the total cost of funds, including non-interest bearing deposits, increased to 4.21% for the first nine months of 2000 from 3.74% for the first nine months of 1999. The increase in average interest-bearing liabilities and the cost of funds reflects the Company's decision to offer higher, promotional rates of interest to attract new customers to the new branch locations and the cost of the Federal Home Loan Bank of New York borrowings, which were paid-off in March 2000. The promotional rates of interest were offered both on time deposits and through the Top Banana premium money market product, which paid an introductory rate of 6.05%. These higher rate products and the first quarter's

                                                                        15 of 37
liquidity needs caused a shift in the deposit portfolio toward higher rate deposit products and away from non-interest bearing deposits. Although the average balance of non-interest bearing deposits increased $12.0 million (25.1%) to a total of $59.9 million for the first nine months of 2000 from $47.9 million for the first nine months of 1999, non-interest bearing deposits as a percentage of the deposit portfolio decreased to 15.9% for the first nine months of 2000 from 16.2% for the first nine months of 1999. As a result of these factors, net interest margin declined to 3.14% during the first nine months of 2000 from 3.70% in the first nine months of 1999. The net interest spread, being the difference between interest-earning assets and interest- paying liabilities, decreased to 2.59% from 3.24% for the nine-month period ending September 30, 2000 and September 30, 1999 respectively. (Refer to the section titled Deposits and Borrowings for the average balance deposit schedule.)

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

                                                                        16 of 37

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)


                                                                Nine Months Ended              Nine Months Ended
                                                                September 30, 2000            September 30, 1999
                                                            Average              Rate/    Average               Rate/
                                                            Balance     Interest Yield    Balance    Interest   Yield
                                                           ---------------------------    ----------------------------
ASSETS
Interest earning assets:
Taxable loans
(net of unearned income)                                    $293,904    $17,310   7.85%   $212,547    $13,257   8.32%
Tax-exempt securities                                          3,294        238   9.63%      1,877        114   8.07%
Taxable investment securities                                 69,455      3,297   6.33%     60,305      2,703   5.98%
Interest-bearing deposits                                        127          7   7.35%      2,424        160   8.80%
Federal funds sold                                             7,380        355   6.41%     14,213        514   4.82%
                                                            --------    -------          ---------    -------
Total Interest-earning assets                               $374,160    $21,207   7.56%   $291,366    $16,748   7.66%
Non-interest earning assets                                   46,448                        47,590
Allowance for loan losses                                     (2,379)                       (1,927)
                                                            ---------                    ----------
TOTAL AVERAGE ASSETS                                        $418,229                      $337,029
                                                            ---------                    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
NOW deposits                                                $116,577    $ 3,836   4.39%   $ 84,477    $ 2,470   3.90%
Savings deposits                                              19,375        264   1.82%     16,677        230   1.84%
Money market deposits                                         16,892        356   2.81%     17,841        395   2.95%
Time deposits                                                164,996      7,227   5.84%    129,052      4,957   5.12%
Other debt                                                    14,599        702   6.41%     12,832        605   6.29%
                                                            --------    -------           --------    -------
Total interest-bearing liabilities                          $332,439    $12,385   4.97%   $260,879    $ 8,657   4.42%
Other non-interest bearing liabilities                         2,341                         4,579
Demand deposits                                               59,944                        47,926
Shareholders' equity                                          23,505                        23,645
                                                            ---------                    ----------
TOTAL AVERAGE LIABILITIES AND  SHAREHOLDERS' EQUITY         $418,229                      $337,029
                                                                        --------                      -------
Net interest income                                                     $ 8,882                       $ 8,091
                                                                                --------                       ------
Net interest rate spread                                                          2.59%                         3.24%
                                                                                --------                       -------
Net interest income/margin on average earning assets                              3.14%                         3.70%
Cost of Funds - Interest Expense vs Deposits                $392,383    $12,385   4.21%   $308,805    $ 8,657   3.74%



PROVISION FOR LOAN LOSSES

     The provision for loan losses totaled $426 thousand for the first nine months of 2000, compared with the first nine months of 1999's $1.528 million. The decrease in the provision is primarily attributable to 2000's decrease in the portfolio, as compared to 1999's growth in the loan portfolio and the third quarter 1999 provision for one loan that was subsequently foreclosed and whose ORE property was sold. Also contributing to the decrease was 1999's increase in the specific reserve factors used to determine reserve levels on certain types of loans (for 2000, the specific reserve factors have remained the same as 1999's). Refer to the Asset Quality section for related allowance for loan loss discussion.

NON-INTEREST INCOME

     Non-interest income, consisting of service charges on deposits, gains on sales of securities and loans and other non-interest income decreased $2.1 million, or 62.5%, to $3.5 million for the first nine months of 2000 from $5.6 million for the first nine months of 1999. This $2.1 million decrease is primarily a result of a $2.6 million decrease in loan sale gains. The decrease in loan sale gain is primarily from the $1.5 million decrease in mortgage loan sales; the $1.2 million loss on sale of purchased home equity loans; the $.7 million loss on sale of held-for-sale ARM loans; and a $.9 million increase in the gain on SBA loan sales, totaling $1.0 million for the first nine months of 2000,compared to $3.7 million for the first nine months of 1999. The mortgage loan sale gains are the result of loans simultaneously funded by purchasing investors at the time of closing by the Bank's mortgage subsidiary, CMA. The decline in mortgage loan sale gains is

                                                                        17 of 37
primarily the result of a decline in originations, due to a rising rate environment, along with a decrease in production. During a rising rate environment, re-financings are less likely to occur.


GAIN ON LOAN SALES, nine months ended                  SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
(In thousands)                                             GAIN (LOSS)            GAIN (LOSS)
                                                       ------------------     ---------------------
Mortgage loan sales                                          $ 1,148                $ 2,663
SBA guaranteed portion of loan sales                           1,814                    953
Held for sale - ARM Loans                                       (731)                     0
Purchased HE loan sales                                       (1,202)                     0
Home Equity loan sales                                             9                      0
Commercial loan sales                                              0                     70
                                                       -------------                -------
Total gain (loss) on loan sales                              $ 1,038                $ 3,686
                                                       =============                =======





     The gain on sale of SBA loans reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $25.7 million for the first nine months of 2000, compared to $12.7 million for the first nine months of 1999.

     During the first quarter of 2000, the Bank sold adjustable rate mortgage loans with a then-current book value of $36.4 million to a third party investor, servicing released and without recourse, for a purchase price of $35.6 million. These loans had been classified as held-for-sale at year-end 1999 and resulted in a $733 thousand loss, $439 thousand after tax, at time of sale.

     On September 29, 2000, the Bank sold, servicing released and without recourse, $44.8 million of home equity loans originally purchased during 1999, realizing $43.6 million in proceeds and incurring a $1.2 million pre-tax loss.

     In addition to the loan sales, other income, increased $457 thousand (38.5%) to $1.6 million for the first nine months of 2000 compared to $1.2 million for the first nine months of 1999. The increases consisted of $172.3 thousand (42.8%) in SBA fees, $78 thousand (78.0%) in non-deposit account transaction charges, $354 thousand (219.9%) in miscellaneous income, partially offset by a $87 thousand (52.2%) decrease in income on cash surrender value of insurance, and a $60 thousand (82.4%) decrease in loan fees. The loan fees are primarily associated with mortgage originations, the non-deposit account transaction charges are primarily the result of automated teller machine charges to non-customers of the Bank, miscellaneous income is primarily the result of loan referral fees and fees associated with the new debit card product. The decrease in cash surrender value income is the result of the cancellation of $3.8 million of policies during the fourth quarter of 1999. The following is a summary of other income for the nine months ended September 30, 2000 and 1999:



OTHER INCOME                                                 NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,2000    SEPTEMBER 30,1999
                                                             -----------------    -----------------
(In thousands)
SBA Fees                                                         $   576              $   404
Loan fees                                                            280                  340
Income from cash surrender value of life insurance                    95                  182
Non-deposit account transaction charges                              178                  100
Miscellaneous                                                        515                  161
                                                                 -------              -------
Total other income                                               $ 1,644              $ 1,187
                                                                 =======              =======




                                                                        18 of 37

     Service charges on deposits increased $287 thousand (51.2%) to $848 thousand for the first nine months of 2000 compared to $541 thousand for the first nine months of 1999. The additional deposit service charges were primarily the result of a service charge rate increase enacted in January 2000.

     Security gains decreased $189 thousand from the first nine months of 2000's $5 thousand compared to the first nine months of 1999's $194 thousand. The decrease is the result of the Company having nominal security sales during the first nine months of 2000, as compared to the first nine months of 1999.

NON-INTEREST EXPENSE

     Other non-interest expense increased $3.2 million (21.7%), to $18.1 million for the first nine months of 2000 from $14.8 million for the first nine months of 1999. The increase consisted of a $606 thousand (9.21%) salaries and benefits increase to $7.2 million from $6.6 million, a $227 thousand (13.22%) occupancy, furniture, and equipment expenses increase to $1.9 million from $1.7 million, and a $2.3 million (36.5%) other operating expenses increase to $8.9 million from $6.5 million for the first nine months of 2000 compared to the first nine months of 1999, respectively. Offsetting the increase in salaries and benefits was a $167 thousand reversal of an accrued liability for the supplement retirement plan of the former chairman who resigned in August 2000. Included in other operating expenses is the $2.2 million goodwill write-down. Included in occupancy, furniture, and equipment expense was a $300 thousand settlement received from a vendor in the first quarter of 2000.

     The following table presents a breakdown of other operating expenses for the nine months ended September 30, 2000 and 1999:

OTHER OPERATING EXPENSES         Nine month Ended      Nine month Ended
                                September 30,2000     September 30,1999
                             ---------------------- ---------------------
(In thousands)

Professional Service                $  965                $  761
Office Expense                       1,316                 1,418
Advertising Expense                    607                   547
Communication Expense                  662                   525
Bank Services                          766                   579
FDIC Insurance                         202                   121
Director Fees                           86                   200
Non-Loan Losses                         25                   824
Loan Expense                           970                   933
Amortization of Intangibles            359                   274
Goodwill writedown                   2,246                     0
Other Expense                          732                   364
                                    ------                ------
Total Other Expense                 $8,936                $6.546
                                    ======                ======


     These other operating expense increases in professional services, office expense, communication expense, bank services and FDIC insurance are the result of the growth in the branch network and total deposits as six additional branches were opened after March 31, 1999 and expenses incurred in operating the Bank's mortgage subsidiary, CMA, which was acquired during February 1999. The increase in loan expense is related to the cost of administering the loan portfolio that expanded in 1999. Goodwill amortization expenses relating to the acquisition of CMA totaled $349 thousand in the first nine months of 2000 and $264 thousand in the first nine months of 1999. There were $9.5 thousand in goodwill amortization expenses incurred in the both first nine months of 2000 and 1999, relating to the acquisition of the Bank's first branch from the Resolution Trust Corporation. CMA was acquired under the purchase accounting method and, accordingly, the prior period only reflects expenses incurred after the February 18, 1999 acquisition. The increase in advertising expense is the result of increased marketing efforts to support the seventeen branch network.

INCOME TAX EXPENSE

     For the first nine months of 2000, a tax benefit of $1.6 million was recognized relating to the first nine months of 2000 loss as compared to a $1.1 million tax benefit for federal and state taxes in the first nine months of 1999. This represents an effective tax rate of 26.4% and 42.1% for the first nine months of 2000




                                                                        19 of 37
and the first nine months of 1999. The effective tax rates are the result of applicable tax rates computed against each legal entity's taxable net income before taxes. September 2000's lower effective tax rate is due to the goodwill being written off without current tax benefit, due to the net operating loss position of the Company.


         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

NET INCOME

     The Company incurred a net operating loss of $3.3 million or $0.93 loss per basic and diluted common share for the third quarter of 2000 compared to a net loss of $1.7 million or $0.45 loss per basic and diluted common share for the third quarter of 1999. Basic and diluted loss per common share for September 30, 2000 were based on the net loss available to common shareholders, equaling the net operating loss for the period less the unpaid preferred stock dividend.

     The $3.3 million operating loss largely reflects several events, which occurred in the third quarter, including a write-off of $2.246 million in goodwill associated with the Company's purchase of its CMA subsidiary in February of 1999 and a $720 thousand after tax loss incurred in connection with the sale of home equity loans. In addition, the loss reflects a significant increase in non-interest expense as the full cost of the Company's branch expansion was recognized during 2000 and a decrease in net interest margin and spread as the Company's cost of funds increased while its average yield on its loan portfolio did not.

     The changes in the components of net income included a $.1 million decrease in net interest income, a $.8 million decrease in the provision for loan losses, a $.5 million decrease in non-interest income, a $1.4 million increase in non-interest expense, and a $.4 million decrease in the provision for income taxes.

NET INTEREST INCOME

     Net interest income decreased $.1 million (3.3%) to $2.9 million for the third quarter of 2000 compared to $3.0 million for the third quarter of 1999.

     The $.1 million net interest income decrease was the result of an increase in interest expense in excess of interest income. The growth in interest income was primarily attributable to an increase of $15.1 million (4.3%) in average earning assets for the third quarter of 2000 totaling $368.3 million over the prior year's $353.2 million. The increases in average earning assets occurred across the entire balance sheet, with most increases in the loan and investment portfolios. Average loans increased $8.4 million (3.1%) to $282.6 million in the third quarter of 2000 from the $274.2 million recorded in the third quarter of 1999. Growth in the loan portfolio was primarily comprised of $111.7 million of residential adjustable rate mortgages (ARM) originated between April 30, 1999 and June 30, 2000 by the Bank's CMA subsidiary, and $56.0 million of purchased home equity loans, partially offset by $37.0 million in mortgages sold in the first quarter of 2000, and $44.8 million of purchased home equity loans sold in September 2000. These ARM and home equity loans have a lower yield than commercial loans, causing the loan portfolio yield to remain at 7.69% in the third quarter of 2000, as compared to 7.67% in the third quarter of 1999. Average investments decreased $5.1 million (6.75%) to $71.1 million in the third quarter of 2000 from the $76.9 million recorded in the third quarter of 1999, primarily through amortization payments. The yield on investments increased from 6.23% for the three months ended September 30, 1999 to 6.53% for the nine months ended September 30, 2000. The yield on Federal funds sold (FFS) increased from 5.49% to 6.54% for the nine months ending September 30, 1999 and 2000, respectively. As a result of the mortgages and home equity loans at lower yields offsetting the increases on FFS and investments at higher yields, the yield on earning assets remained virtually the same at 7.69% for the third quarter of 2000 compared to 7.67% for the third quarter of 1999.



                                                                        20 of 37

     Increases in interest-earning assets were primarily funded through an increase of $8.7 million (2.3%) in average deposits and borrowings to $386.5 million for the third quarter of 2000 from $377.8 million for the third quarter of 1999. Average deposits increased $37.4 million (10.8%) to $382.8 million for the third quarter of 2000 from $345.4 million in the third quarter of 1999. Average borrowings decreased $28.8 million to $3.7 million for the third quarter of 2000 from $32.4 million in the third quarter of 1999. There were no borrowings at September 30, 2000, down $53.0 million from December 31, 1999 as a result of the borrowings being re-paid from the proceeds from the March 7, 2000 held-for-sale ARM loan sale and increased deposits. The $3.7 million average other debt for the third quarter 2000 represents the capital lease obligations. Of the third quarter 1999's $32.3 million average other debt, $4.0 million represented capital lease obligations and $28.4 million represented average borrowings at FHLB.

     The cost of interest-bearing liabilities increased to 5.02% for the third quarter of 2000 from 4.53% for the third quarter of 1999 and the total cost of funds, including non-interest bearing deposits, increased to 4.26% for the third quarter of 2000 from 3.93% for the third quarter of 1999. The increase in average interest-bearing liabilities and the cost of funds reflects the Company's decision to offer higher, promotional rates of interest to attract new customers to the new branch locations. The promotional rates of interest were offered both on time deposits and through the Top Banana premium money market product, which paid an introductory rate of 6.05%. These higher rate products and the liquidity needs caused a shift in the deposit portfolio toward higher rate deposit products and away from non-interest bearing deposits. Although the average balance of non-interest bearing deposits increased $8.7 million (17.5%) to a total of $58.5 million for the third quarter of 2000 from $49.8 million for the third quarter of 1999, average non-interest bearing deposits as a percentage of the deposit portfolio increased to 15.3% for the third quarter of 2000 from 14.4% for the third quarter of 1999. As a result of these factors, net interest margin declined to 3.23% during the third quarter of 2000 from 3.46% in the third quarter of 1999. The net interest spread, being the difference between interest earning assets and interest paying liabilities, decreased to 2.68% at September 30, 2000 from 3.14% at September 30, 1999. (Refer to the section titled Deposits and Borrowings for the average balance deposit schedule.)

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



                                                                        21 of 37

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)


                                                                   Quarter Ended                 Quarter Ended
                                                                   September 30                   September 30
                                                                       2000                           1999
                                                          -----------------------------  ------------------------------
                                                            Average               Rate/   Average               Rate/
                                                            Balance     Interest  Yield   Balance    Interest   Yield
---------------------------------------------------------------------------------------  ------------------------------
ASSETS
Interest earning assets:
Taxable loans, (net of unearned income)                     $282,640    $ 5,656   8.05%   $274,170     $5,533    8.07%
Tax-exempt securities                                          3,173         79   9.93%      2,444         42    6.94%
Taxable investment securities                                 68,537      1,091   6.37%     74,407      1,155    6.21%
Interest-bearing deposits                                        149          2   5.38%      1,419         32    9.02%
Federal funds sold                                            13,817        226   6.54%        729         10    5.49%
                                                          ----------    --------         ---------     -------
Total Interest-earning assets                               $368,316    $ 7,084   7.69%   $353,168     $6,772    7.67%
Non-interest earning assets                                   45,201                        55,367
Allowance for loan losses                                     (2,494)                       (2,275)
                                                          ----------                     ---------
TOTAL AVERAGE ASSETS                                        $411,024                      $406,260
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities
NOW deposits                                                $121,171    $ 1,350   4.46%   $105,687     $1,021    3.86%
Savings deposits                                              19,769         84   1.70%     18,953         81    1.71%
Money market deposits                                         16,111        113   2.81%     17,813        127    2.85%
Time deposits                                                167,265      2,540   6.07%    153,121      2,001    5.23%
Other debt                                                     3,659         27   2.95%     32,425        484    5.97%
                                                          ----------    --------         ---------     -------
Total interest-bearing liabilities                          $327,974    $ 4,114   5.02%   $328,000     $3,714    4.53%
Non-interest-bearing liabilities                               2,096                         4,849
Demand deposits                                               58,526                        49,840
Shareholders' equity                                          22,429                        23,570
                                                          -----------                    ----------
TOTAL AVERAGE LIABILITIES AND  SHAREHOLDERS' EQUITY         $411,024                      $406,260
                                                                     -----------                      --------
Net interest income                                                     $ 2,970                        $3,058
                                                                                 ------                       ---------
Net interest rate spread                                                          2.68%                          3.14%
Net interest income/margin on average earning assets                              3.23%                          3.46%
Cost of Funds - Interest Expense vs Deposits                $386,500    $12,385   4.26%   $377,841     $8,657    3.93%



PROVISION FOR LOAN LOSSES

     The provision for loan losses totaled $90 thousand for the third quarter of 2000, compared with the third quarter of 1999's provision of $867 thousand. The decrease in the provision is primarily attributable to the large provision in the third quarter of 1999, related to our increase in the specific reserve factors used to determine reserve levels on certain types of loans, and the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The 1999 increase in the specific reserve factors was offset by a shift in the composition of the loan portfolio toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. During 2000, the Company reviewed its methodology and reserve factors and believes they are adequate and that significant changes are not required. Refer to the Asset Quality section for related allowance for loan loss discussion.







                                                                        22 of 37

NON-INTEREST INCOME

     Non-interest income, consisting of service charges on deposits, gains on sales of securities and loans and other non-interest income decreased $.5 million, or 49.5%, to $.5 million for the third quarter of 2000 from $1.1 million for the third quarter of 1999. This $.5 million decrease is primarily a result of a $.7 million decrease in loan sale gains. The decrease in loan sale gain is primarily from the $1.2 million loss on the sale of purchased home equity loans, offset by a $364 thousand increase in the gain on SBA guaranteed portion of loan sales, and a $144 thousand increase in mortgage loan sale gains. Mortgage loan sale gains totaled $230 thousand in the current period, compared to $86 thousand in the prior year period, and SBA guaranteed portion loan sale gains totaled $611 thousand compared to $247 thousand for the third quarters of 2000 and 1999 respectively. The mortgage loan sale gains are the result of loans simultaneously funded by purchasing investors at the time of closing by the Bank's mortgage subsidiary, CMA. In the third quarter of 1999, CMA sold loans primarily to the Bank, resulting in the very low gain on sale. During 2000, CMA has primarily sold its loans into the secondary market. The increase in SBA sale gains is the result of increased volume of loans sold at a higher premium.


   GAIN ON LOAN SALES                             Quarter Ended              Quarter Ended
                                               September 30, 2000         September 30, 1999
   (In thousands)                                     Gain                       Gain
                                               ------------------         ---------------------
   Mortgage loan sales                              $   230                     $  86
   SBA guaranteed portion of loan sales                 611                       247
   Home equity loan sales                            (1,202)                        0
   Other loan sales                                       9                         5
                                                    -------                     -----
   Total gain (loss) on loan sales                  $  (352)                    $ 328
                                                    =======                     =====


     The gain on sale of SBA loans reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees between 75% to 90% of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $9.1 million in the third quarter of 2000, compared to $3.8 million in the third quarter of 1999.

     In addition to the gains on loan sales, Other Income increased $11 thousand (1.9%) to $599 thousand for the third quarter of 2000 compared to $588 thousand for the third quarter of 1999. The increases were $50 thousand in SBA fees; $18 thousand in miscellaneous income; a $6 thousand increase in income on cash surrender value of insurance; and a $222 thousand decrease in loan fees. The decrease in loan fees is from a decrease in lending activities in a rising-rate environment. The loan fees are primarily associated with mortgage originations, the non-deposit account transaction charges are primarily the result of automated teller machine charges to non-customers of the Bank, and miscellaneous income is primarily the result of loan referral fees and fees associated with the new debit card product. The increase in cash surrender value income is the result of increased earning rates.

     The following is a summary of other income for the quarters ended September 30, 2000 and 1999:


OTHER INCOME                                              Quarter Ended          Quarter Ended
                                                       September 30, 2000     September 30,1999
                                                       ------------------     -----------------
(In thousands)
SBA Fees                                                     $ 174                  $ 124
Loan fees                                                       82                    304
Income from cash surrender value of life insurance              31                     25
Non-deposit account transaction charges                         62                     44
Miscellaneous                                                  250                     91
                                                             -----                  -----
Total other income                                           $ 599                  $ 588
                                                             =====                  =====

                                                                        23 of 37

     Service charges on deposits increased $92 thousand (43.3%) to $307 thousand for the third quarter of 2000 compared to $215 thousand for the third quarter of 1999. The additional deposit service charges were primarily the result of a service charge rate increase enacted in January 2000.

     Security losses decreased $33 thousand from the third quarter 1999's $33 thousand loss to the third quarter 2000's $0 thousand. The decrease is the result of the Company having no security sales during the third quarter of 2000, as compared to the third quarter of 1999.


NON-INTEREST EXPENSE

     Other non-interest expense increased $1.4 million (23.2%), to $7.5 million for the third quarter of 2000 from $6.1 million for the third quarter of 1999. The $1.4 million non-interest expense increase consisted of a $196 thousand (9.6%) salaries and benefits increase to $2.2 million from $2.0 million, a $99 thousand (14.5%) occupancy, furniture, and equipment expenses decrease to $.6 million from $.7 million, and a $1.3 million (39.2%) other operating expenses increase to $4.7 million from $3.4 million for the third quarter of 2000 compared to the third quarter of 1999, respectively.

     The following table presents a breakdown of other operating expenses for the quarters ended September 30, 2000 and 1999:

OTHER OPERATING EXPENSES          Quarter Ended         Quarter Ended
                                September 30,2000     September 30,1999
                             ---------------------- ----------------------
(In thousands)
Professional Service                $  302                $  305
Office Expense                         502                   573
Advertising Expense                    162                   233
Communication Expense                  190                   249
Bank Services                          274                   219
FDIC Insurance                         111                    57
Director Fees                           11                    21
Non-Loan Losses                         32                   794
Loan Expense                           348                   576
Amortization of Intangibles            120                   119
Goodwill write-off                   2,246                     0
Other Expense                          364                   204
                                    ------                ------
Total Other Expense                 $4.662                $3,350
                                    ======                ======




     These other operating expense increases in professional services, office expense, communication expense, bank services and FDIC insurance are the result of the growth in the branch network and total deposits as nine additional branches were opened after March 31, 1999 and expenses incurred in operating the Bank's mortgage subsidiary, CMA, which was acquired during February 1999. September 30, 1999's advertising expense is higher due to promotional activities related to the new branch openings in that time period. September 1999's non-loan loss relates to the write-offs of the kiting reported in the prior year's reports.

INCOME TAX EXPENSE

     For the third quarter of 2000, a tax benefit of $757 thousand was recognized relating to the third quarter of 2000 loss as compared to a $1.1 million tax benefit for federal and state taxes in the third quarter of 1999. This represents an effective tax rate of 18.6% and 39.9% for the third quarter of 2000 and the third quarter of 1999. The effective tax rates are the result of applicable tax rates computed against each legal entity's taxable net income before taxes. September 2000's lower effective tax rate is due to the goodwill being written off without tax benefit.

                    FINANCIAL CONDITION AT SEPTEMBER 30, 2000

     Total assets decreased $29.1 million (6.6%) to $409.8 million at September 30, 2000 compared to total assets of $439.0 million at December 31, 1999. Net loans decreased $89.4 million (27.9%) to $231.0 million at September 30, 2000 compared to $320.3 million at December 31,1999. Cash and equivalents increased $65.7 million (434.8%) to $80.9 million at September 30, 2000 from $15.1 million at December



                                                                        24 of 37

31, 1999. The securities portfolio, including securities held-to-maturity and available-for-sale, decreased $2.9 million (4.0%) to $71.0 million at September 30, 2000, compared to $74.3 million at December 31, 1999. Other real estate owned decreased $1.2 million as one property with a $747 thousand carrying value was sold during the first quarter of 2000 without incurring any additional loss, another property was written down $143 thousand during the second quarter of 2000, and sold in the third quarter with a $613 thousand carrying value that incurred a $127 thousand loss. Another property was added during the second quarter with a $142 thousand carrying value, and another was added in the third quarter with a $158 thousand carrying value.

     Total deposits and borrowings decreased $31.9 million (7.8%) to $378.7 million at September 30, 2000 from $410.5 million at December 31,1999. The decrease was the result of paying-off the $53 million of borrowings with the proceeds from the sale of the held-for-sale ARM loans and $21.1 million (5.9%) increase in deposits totaling $378.7 million at September 30, 2000 compared to $357.5 million at December 31, 1999. These deposit increases primarily reflect increases in the Top Banana premium rate money market account, increases in longer-term certificates of deposits of less than $100 thousand through a new campaign, and a decrease in short-term jumbo certificates of deposit from municipalities in the Bank's market area. A new eleven month, 7% certificate of deposit was introduced in early June 2000 which has brought in $30.6 million in long term, under $100,000 time deposits. This product was introduced to replace short term jumbo CD's thereby reducing the Bank's interest rate sensitivity and dependency on municipal deposits.. The $100,000 and over time deposit total decreased $21.8 million from December 1999's $71.1 million to September 2000's $49.3 million and the under $100,000 time deposit total increased $35.9 million from December 1999's $79.1 million to September 2000's $115.0 million. The interest bearing deposits increased $16.0 million from December 1999's $104.3 million to September's $120.3 million primarily as a result of the Top Banana money market campaign. Deposits were obtained primarily from the Company's market areas. The Company did not have any brokered deposits and, as such, neither solicited nor offered premiums for such deposits.

LOAN PORTFOLIO

     Net loans decreased $89.4 million (27.9%) to $231.0 million at September 30, 2000 compared to $320.3 million at December 31,1999. The decrease in the loan portfolio is primarily the result of the third quarter sale of $44.8 million of home equity loans originally purchase during 1999, and $36.4 million of adjustable rate one-to-four family residential mortgages (ARMs) that occurred in the first quarter. (See the following tables for major category classification and changes for the first quarter of 2000.) While the total loan portfolio net declined from December 31, 1999 to September 30, 2000, the portfolio was also restructured as the Company de-emphasized its reliance on real estate related lending and enhanced its commercial and industrial lending, primarily through its participation in the SBA guaranteed loan program. Loans secured by residential real estate declined from $178.1 million, or 55.4% of the total loan portfolio at December 31, 1999, to $92.6 million, or 39.7% of the loan portfolio at September 30, 2000. This decline primarily reflects the loan sales discussed above, as well as new originations through the Bank's CMA subsidiary being sold into the secondary market, rather than being held in portfolio by the Bank. Commercial and industrial loans increased from $43.4 million, or 13.5% of the loan portfolio at December 31, 1999, to $61.8 million, or 26.5% of the loan portfolio at September 30, 2000. The increase in commercial and industrial loans primarily represents the unguaranteed portion of SBA loan originations, which the Company holds in portfolio as it sells off the guaranteed portion into the secondary market. $10.2 million of the $18.4 million increase in the commercial and industrial category is due to the growth in the SBA portfolio. The SBA portfolio is increasing as the Bank has identified that the increasing competition makes commercial and non-residential loans difficult to grow at desired rates of return. The increase in the SBA portfolio reflects the non-guaranteed portion of these loans that the Bank does not generally sell into the secondary market.

     The loan portfolio consists of commercial and industrial loans, real estate loans and consumer loans. Commercial and industrial loans are made for the purpose of providing working capital, financing the



                                                                        25 of 37
purchase of equipment or inventory and for other business purposes. Included in the commercial and industrial loans are the SBA loans. Real estate loans consist of loans secured by commercial or residential property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. The Company originates loans under SBA programs that generally provide for SBA guarantees between 75% and 90% of the principal of a qualifying loan. The guaranteed portion of the SBA loan is sold in the secondary market and the non-guaranteed portion generally remains in the portfolio. The loans are primarily to businesses and individuals located in the trade area. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers.

     The following tables sets forth (a) the classification of loans by T major category, excluding unearned, deferred costs, and the allowance for loan loss for September 30, 2000 and 1999 and December 31, 1999, and (b) the changes in the major categories comparing September 30, 2000 to December 31, 1999:


                                     September 30, 2000       September 30, 1999         December 31, 1999
CLASSIFICATION BY                  ---------------------     ---------------------   ----------------------
       MAJOR CATEGORY                             % of                    % of                       % of
(In thousands)                      Amount        Total        Amount     Total        Amount       Total
                                   --------       ------     --------      ------    ---------       ------
Commercial & industrial            $ 61,829        26.5%     $ 46,799       14.9%    $ 43,441         13.5%
Real Estate
  Non-residential properties         48,232        20.6%       56,729       18.0%      52,312         16.3%
  Residential properties             92,615        39.7%      163,487       51.9%     178,132         55.4%
  Construction                        9,752         4.2%       15,993        5.1%      17,818          5.5%
Consumer                             21,123         9.0%       31,733       10.1%      29,780          9.3%
                                   --------       ------     --------      ------    ---------       ------
Total Loans                        $233,551       100.0%     $314,741      100.0%    $321,483        100.0%
                                   ========       =====      ========      =====     ========        =====

ASSET QUALITY

     The principal earning assets are loans. Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan. A borrower's inability to repay the loan can create the risk of past due loans, restructured loans, nonaccrual loans, and potential problem loans.

     Non-performing loans are (a) loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more and that are not well collateralized and (b) loans past due 90 days or more, still accruing interest and that are well collateralized. Well collateralized means that the collateral is equal to the outstanding loan principal and interest due amounts. Management has evaluated these loans past due 90 days or more, still accruing interest and determined that they are both well collateralized and in the process of collection. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

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

                                                                        26 of 37

     The following table sets forth information concerning non-accrual loans and non-performing assets at September 30, 2000 and 1999, along with December 31, 1999:


NONPERFORMING LOANS, in thousands                  September 30,  September 30,   December 31,
                                                       2000           1999          1999
                                                   -------------  -------------   ------------
NONACCRUAL BY CATEGORY
Real Estate                                          $  1,462       $  1,379       $    720
Consumer                                                   48             38              0
Commercial                                              1,868            130            692
                                                     --------       --------       --------
Total nonaccrual loans                               $  3,378       $  1,547       $  1,412
                                                     ========       ========       ========
PAST DUE 90 OR MORE AND STILL ACCRUING INTEREST
Real Estate                                          $    325       $    602       $    159
Consumer                                                   20             11              7
Commercial                                                497          1,387              0
                                                     --------       --------       --------
Total past due 90 or more and still accruing         $    842       $  2,000       $    166
                                                     --------       --------       --------
TOTAL NON PERFORMING LOANS                           $  4,220       $  3,547       $  1,578
                                                     ========       ========       ========
OREO Property                                             300              0          1,505
Other Asset - (1)                                           0            344              0
                                                     --------       --------       --------
TOTAL NON-PERFORMING ASSETS                          $  4,520       $  3,973       $  3,083
                                                     ========       ========       ========

Total Loans                                          $233,551       $316,058       $321,483
NON-PERFORMING LOANS TO TOTAL LOANS                      1.81%          1.12%          0.49%

Total Assets                                         $407,584       $437,585       $438,969
NON-PERFORMING ASSETS TO TOTAL ASSETS                    1.11%          0.91           0.70%

ALLOWANCE FOR LOANS LOSSES AS A

  PERCENTAGE OF NON-PERFORMING LOANS                    60.31%         63.07%        137.71%

(1) reflects the value of an impaired asset associated with an unauthorized overdraft

     Nonaccrual loans increased $2.0 million from $1.4 million at year-end 1999 to $3.4 million at September 30, 2000. Loans past due 90 days or more, and still accruing, increased $.7 million from $166 thousand at December 31, 1999 to $842 thousand at September 30, 2000. The Company's total non-performing assets increased to $4.5 million at September 30, 2000 from $3.1 million at December 31, 1999.

     The ratio of non-performing loans to total loans increased to 1.81% at September 30, 2000 from 1.12% at September 30, 1999 and increased from 0.49% at December 31, 1999. The decrease of the loan portfolio, as a result of the September 29, 2000, $44.8 million loan sale and the increase in non-performing loans were the reasons for the ratio's increase. The non-performing loan totals $4.2 million, $3.5 million and $1.6 million at September 30, 2000, September 30, 1999 and December 31, 1999 respectively. The allowance for loan losses, as a percent of non-performing loans are 60.31%, 63.07% and 137.71% at September 30, 2000, September 30, 1999 and December 31, 1999 respectively.

     The increase in non-performing loans is primarily due to a few relatively high dollar loans that went into default and slower than expected resolutions of loans in this catagory. Management has recently increased the resources allocated to the completion of loan resolutions to address this problem.

     The $300 thousand OREO property at September 30, 2000 consists of a nonaccrual loan that was foreclosed upon in the second quarter of 2000 and a nonaccrual loan that was foreclosed upon in the third quarter of 2000, with carrying values of $142 thousand and $158 thousand respectively. OREO is carried at the lower of cost or market, less estimated selling costs. The September 1999 other asset, related to an unauthorized overdraft that occurred in the fourth quarter of 1998, was a part of the OREO property balance at December 31, 1999 with a carrying value of $746 thousand. This $746 thousand asset represented equity in a house owned by the spouse of the debtor, who had turned the residence over to the Bank. This property was subsequently sold in March 2000 without the Bank incurring any additional loss.

                                                                        27 of 37

     At September 30, 2000, there were no concentrations of loans to any borrowers or group of borrowers exceeding 10% of the total loan portfolio and there were no foreign loans. There were no other loans, other than those identified as non-performing, that causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms as of September 30, 2000.

ALLOWANCE FOR LOAN LOSSES

     The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for probable losses in the loan portfolio. Loan losses are charged directly to the allowance for loan losses when they occur and any subsequent recovery is credited to the allowance for loan losses. Risks within the loan portfolio are analyzed on a continuous basis by management, by an independent loan review function (provided by an outside firm) and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance for loan losses are made by provisions charged to expense and the allowance for loan losses is reduced by net charge-offs (i.e., loans judged to be not collectable are charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance for loan loss at a level deemed adequate to provide for potential losses, future additions to the allowance for loan losses may be necessary based upon certain factors, including changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies have in the past and may in the future require the Bank to make additional adjustments based on their judgments about information available to them at the time of their examination.

     The allowance for loan losses totaled $2.5 million, $2.2 million, and $2.2 million at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

     During 1999, the specific reserve factors on certain loan types that were used to determine reserve levels were increased. This increase of specific reserve factors on certain loans were offset during 1999 by a shift in the composite of the portfolios toward loans secured by residential properties and away from commercial and commercial mortgage loans. Residential loans are generally considered less risky than commercial and commercial mortgage loans. In addition, the ratio of non-performing loans to total loans increased to 1.81% at September 30, 2000 from 1.12% at September 30, 1999 and increased from .49% at December 31, 1999. The September 30, 2000 increase from September 30, 1999 is primarily due to the decrease in the loan portfolio. The September 30, 2000 increase from December 31, 1999 is due to the increase in non-performing loans and decrease in loans outstanding.

                                                                        28 of 37

     The following is a reconciliation summary of the allowance for loan losses for September 30, 2000 and 1999 and December 31, 1999:


ALLOWANCE FOR LOAN LOSS ACTIVITY                          Nine months Ended     Nine months Ended        Year Ended
 (In thousands)                                           September 30, 2000    September 30, 1999    December 31, 1999
                                                         --------------------- --------------------- --------------------
Balance at beginning of year                                   $ 2,173               $ 1,825              $ 1,825
Charge-offs:
    Real estate                                                     19                   764                  871
    Consumer                                                        15                    39                  130
    Commercial and industrial                                       56                   327                  432
                                                               -------               -------              -------
Total Charge-offs                                                   90                 1,130                1,433
Recoveries:
     Real estate                                                    16                     3                    2
     Consumer                                                       12                    11                   20
     Commercial and industrial                                       8                     0                   16
Total recoveries                                                    36                    14                   38
                                                               -------               -------              -------
Total net charge-offs                                               54                 1,116                1,395
                                                               -------               -------              -------
Provision charged to expense                                       426                 1,528                1,743
                                                               -------               -------              -------
Balance of allowance at end of year                            $ 2,545               $ 2,237              $ 2,173
                                                               =======               =======              =======
Ratio of net charge-offs to average loans outstanding            0.02%                 0.14%                0.75%
Ratio of allowance to total loans,
    net of guaranteed SBA loans held for sale                    1.11%                 1.00%                0.72%


     The ratio of allowance to total loans increased to 1.11% for the first nine months of 2000 compared to 1.00% for the first nine months of 1999 and increased as compared to the 0.72% for the year ended 1999. The increase of the ratio of allowance to total loans between quarters is because of the decrease in the loan portfolio. The increase in the allowance for loan loss over year-end 1999 is due to a net increase of $372 thousand, as a result of provisions totaling $426 thousand and net charge-offs totaling $54 thousand.

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

     At the end of the third quarter of 2000, the investment portfolio decreased $2.9 million from monthly payments and maturities and totaled $71.4 million, comprised of $38.1 million in securities available for sale and $33.3 million in securities held-to-maturity. At September 30, 2000, no investment securities were classified as trading securities.

DEPOSITS AND BORROWINGS

     Deposits are the Company's primary source of funds. Total deposits and borrowings decreased $31.9 million (7.8%) to $378.7 million at September 30, 2000 from $410.5 million at December 31, 1999. This decrease was the result of paying-off the $53 million of borrowings with the proceeds from the held-for-sale ARM loans sold in the first quarter of 2000. These deposit increases primarily reflect increases in the Top Banana premium rate money market account, increases in certificates of deposits through a new promotional campaign, and a decrease in jumbo certificates of deposit from municipalities in the Bank's market area. Time deposits increased $14.1 million (9.4%) to $164.3 million from $150.2 million, interest-bearing demand deposits, which include the Top Banana premium rate money market account, increased $16.3 million (15.6%) to $120.1 million from $104.3 million, noninterest-bearing demand deposits decreased $6.6 million (10.1%) to $58.5 million from $65.1 million, and savings deposits decreased $2.7 million (7.3%) to $35.2 million from $37.9 million at September 30, 2000 compared to December 31, 1999.

INTEREST RATE SENSITIVITY

     The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and

                                                                        29 of 37
liquidity requirements, and actively manage risk within the Board approved guidelines. The Company seeks to reduce the vulnerability of the operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee ("ALCO") of the Board of Directors. The ALCO reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

     The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company's variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points continues to improve with a decline of -1.64% in a rising rate environment and an increase of +.78% in a falling rate environment. Both variances are within the board approved guidelines of +/- 3.00%. This is an improvement from December 31, 1999, where the economic value of equity with rate shocks of 200 basis points was not within the board's approved guidelines of +/- 3.00%. At December 31, 1999, there was a decline of +3.16% in a rising rate environment and an increase of 2.68% in a falling rate environment. This is also an improvement from June 30, 2000 where there was a decline of 2.37% in a rising rate environment and an increase of 1.64% in a falling rate environment.

     The improvement in the variance of market risk with a +2% rate shock this quarter has been achieved through a shorter duration asset structure resulting from the sale of a fixed rate home equity loan portfolio. Proceeds from the sale contributed to a Fed Funds Sold position of $59 million at September 30, 2000, a substantial portion of the balance sheet not subject to market risk. However, previously announced branch sales will reduce asset-based liquidity by year-end 2000 as the federal funds sold are used to fund deposit sales, and risk measures are expected to increase modestly upon completion of the transaction.

OPERATING, INVESTING, AND FINANCING CASH

     Cash and cash equivalents increased $62.4 million to $80.92 million at September 30, 2000 from $18.5 million at September 30, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 decreased $4.9 million, totaling $1.2 million compared to $6.1 million at September 30, 1999. This was primarily due to a $2.6 million decrease in loan sale gains, a $1.1 million decrease in provision expense, a $3.0 million increase in net loss, a $1.5 million decrease in interest receivable and a $2.8 decrease in other assets. Net cash used in investing activities for the nine months ended September 30, 2000 increased $281.2 million to $93.9 million, compared to $(187.3) million during the prior year. This was primarily due to a $90.3 million decrease in net loans, a $90.2 million increase in loan sales, a $56.1 million decrease in loan purchases, a $39.0 million decrease in net security purchases, and a $5.0 million decrease in capital expenditures. The capital expenditures of 1999 were related to the new branches and the acquisition of CMA. Net cash provided by financing activities for the nine months ended September 30, 2000 decreased $206.4 million to ($27.0) million compared to $179.4 million a year earlier. This was primarily attributed to an effective $83 million decrease in borrowings between the two periods, a $129.9 million deposit decrease and $4.9 million in preferred stock proceeds.

                                                                        30 of 37

LIQUIDITY

     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Bank Holding Company

     The principal source for funds for the holding company are dividends paid by the Bank. The Bank is currently restricted from paying dividends to the holding company pursuant to the terms of the agreements among the Company, the Bank and the regulators. At September 30, 2000 the Bank Holding Company had $1.6 million in cash. Marketable securities, valued at fair market value, totaled $316 thousand.

Consolidated Bank

     Liquidity is a measure of the ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The Bank's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Total deposits amounted to $378.7 million, as of September 30, 2000. The Company has paid-off the $53.0 million in borrowings from the FHLB of New York that were outstanding at December 31, 1999. These borrowings at December 31, 1999 augmented the Company's liquidity. At September 30, 2000, $27.6 million was available for borrowing from the FHLB of New York.

     As of September 30, 2000, deposits included $38.1 million from two municipalities. These deposits are of short duration, and are very sensitive to price competition. If these deposits were to be withdrawn, in whole or in part, it would negatively impact liquidity. To reduce the Bank's interest rate sensitivity and dependence on municipal short-term deposits, a new eleven month certificate of deposit product was introduced in early June 2000, bringing $30.6 million of these deposits into the Bank to augment liquidity and diminish interest rate sensitivity through longer deposit duration by replacing jumbo CD's with these deposits.

CAPITAL

     A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0% and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0%.

     In addition to the risk-based guidelines, regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

     In connection with the Company's 1999 branch expansion, the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6% requirement on the Bank.. Due to losses incurred during 1999, the Company and the Bank failed to meet their federal minimum regulatory capital ratios at both September 30, 1999 and December 31, 1999 and the Bank failed to meet the New Jersey Department of Banking and Insurance's 6% leverage requirement at June 30, 1999. Because the Bank failed to satisfy the federal minimum total risk-based capital requirement of 8% at September 30, it was

                                                                        31 of 37
deemed to be "undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. Because the Bank failed to meet these minimum requirements among other things, in the fourth quarter of 1999, due, among other things, to the capital deficiencies, the Company and the Bank entered into memoranda of understanding with the state and federal regulators.

     On March 13, 2000, the Company completed an offering of shares of a newly-created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a cumulative dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8966 common. The accounting, legal and consulting costs to issue the preferred stock totaled $.3 million and were applied against the proceeds. The Bank received $4.2 million of the proceeds from the Company in March 2000.

     On March 7, 2000, the Bank sold servicing released and without recourse $36.4 million in adjustable rate one-to-four family mortgages (ARM's) assets, realizing $35.6 million in net proceeds and incurring a $439 thousand pre-tax loss. On September 29, 2000, the Bank sold, servicing released and without recourse, $44.8 million, including $1.9 million in premium, in Home Equity Loans originally purchased during 1999, realizing $43.6 million in proceeds and incurring a $1.2 million pre-tax loss. The proceeds will be used in conjunction with the fourth quarter 2000 sale of five branches, which is expected to result in a $4.0 million pre-tax gain.

     As a result of the preferred stock offering and the reduction of assets through the ARM loan sale, both the Company and the Bank exceed the minimum federal capital adequacy requirements at September 30, 2000. However, the Bank does not exceed the New Jersey Department of Banking and Insurance's 6% leverage requirement at September 30, 2000.

     Because of the Bank's and Company's continued losses through the first two quarters of 2000, among other things, both the Bank and Company entered into stipulations and agreements with each of their respective primary regulators, i.e. the Board of Governors of the Federal Reserve System with regard to the Company and the FDIC and the New Jersey Department of Banking and Insurance with regard to the Bank, on July 18, 2000. Under these agreements, the Bank and the Company are required to take a number of affirmative steps, including the hiring of an outside consulting firm to undertake a review of each of their management structures, adopting strategic and capital plans which will increase the Bank's Tier 1 capital ratio to at least 6% as required by the New Jersey Department of Banking and Insurance order, reviewing and adopting various updated policies and procedures, adopting programs with regard to the resolution of certain criticized assets, and providing ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements also require the Bank to establish a compliance committee to oversee the Bank's and Company's efforts in meeting all of the requirements of the agreements, and prohibit the Bank from paying dividends to the Company and the Company from paying dividends, on either its common or its preferred shares, without prior regulatory approval. The Company had previously suspended dividend payments on its common shares, and failed to make the July 15, 2000 $131,000 dividend payment on shares of its Class A Preferred Stock. The Bank and Company believe they have fully completed all requirements and continue to comply with the regulatory agreements.

                                                                        32 of 37

     The COMPANY'S actual capital amounts and ratios are presented in the following table.


                                                                                                    To Be Well Capitalized
                                                                           For Capital              Under Prompt Corrective
                                                 Actual                  Adequacy Purposes              Action Provisions
                                          -----------------             ------------------          ------------------------
     (In thousands)                         Amount    Ratio               Amount    Ratio             Amount        Ratio
                                          --------   ------             ---------  -------          ------------  ----------
AS OF SEPTEMBER 30, 2000
   Total capital
     (to Risk Weighted Assets)            $ 24,584    9.70%      =>      $ 20,268    8.00%     <      $ 25,335     10.00%
   Tier I Capital
     (to Risk Weighted Assets)            $ 22,039    8.70%      =>      $ 10,134    4.00%     =>     $ 15,201      6.00%
   Tier I Capital
     (to Average Assets)                  $ 22,039    5.37%      =>      $ 16,430    4.00%     =>     $ 20,538      5.00%
AS OF DECEMBER 31, 1999
   Total capital
     (to Risk Weighted Assets)            $ 21,056    6.88%      <       $ 24,481    8.00%     <      $ 30,602     10.00%
   Tier I Capital
     (to Risk Weighted Assets)            $ 18,883    6.17%      =>      $ 12,241    4.00%     =>     $ 18,361      6.00%
   Tier I Capital
     (to Average Assets)                  $ 18,883    4.35%      =>      $ 17,348    4.00%     <      $ 21,685      5.00%

     The BANK'S actual capital amounts and ratios are presented in the following table.


                                                                                                    To Be Well Capitalized
                                                                           For Capital              Under Prompt Corrective
                                               Actual                  Adequacy Purposes              Action Provisions
                                        -----------------             ------------------            ------------------------
     (In thousands)                       Amount    Ratio               Amount    Ratio               Amount        Ratio
                                        --------   ------             ---------  -------            ----------     ---------
AS OF SEPTEMBER 30, 2000-
 Total capital
   (to Risk Weighted Assets)            $ 22,444     9.29%      =>      $ 19,328     8.00%     <      $ 24,159     10.00%
 Tier I Capital
   (to Risk Weighted Assets)            $ 19,899     8.24%      =>      $  9,664     4.00%     =>     $ 14,496      6.00%
 Tier I Capital
   (to Average Assets)                  $ 19,899     4.83%      =>      $ 16,472     4.00%     <      $ 20,590      5.00%
 Tier I Capital                                       (a)
   (to Average Assets)                  $ 19,899     4.83%      <       $ 24,708     6.00%     <      $ 20,590      5.00%
AS OF DECEMBER 31, 1999-
 Total capital
   (to Risk Weighted Assets)            $ 19,388     6.33%       <      $ 24,520     8.00%     <      $ 30,651     10.00%
 Tier I Capital
   (to Risk Weighted Assets)            $ 17,215     5.62%      =>      $ 12,260     4.00%     <      $ 18,390      6.00%
 Tier I Capital                                        (a)
   (to Average Assets)                  $ 17,215     4.01%      =>      $ 17,181     4.00%     <      $ 21,476      5.00%





(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

     Shareholders' equity increased $.4 million (2.0%) to $22.2 at September 30, 2000 compared to $21.8 million at December 31, 1999. This increase was the result of the $4.929 million net preferred stock offering proceeds, the $4.575 million net operating loss for the first nine months of 2000, contractual stock grants of $10 thousand, preferred stock dividends paid of $25 thousand, and the $89 thousand decrease in accumulated other comprehensive loss for the first nine months of 2000.

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

                                                                        33 of 37

ITEM 1. LEGAL PROCEEDINGS

        The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.

        During the third quarter, the employment of three officers of the Bank's mortgage banking subsidiary, Certified Mortgage Associates, Inc. was terminated. One of the officers filed suit against the Company, the Bank and certain related parties of the Company. This suit was settled in September, 2000, and the Company, and each of the three officers, exchanged full releases. The Company incurred total expenses in this matter of $257,622. The Company has filed claims with its liability carrier seeking recovery for all, or a portion, of these expenses. The carrier is processing this claim, although it has not accepted liability for the Company's claims.

        In August 2000, Robert J. Van Volkenburgh, the Company's Chairman and Chief Executive Officer, resigned to pursue other business opportunities. It is the Company's position, supported by advice of legal counsel, that the employment agreement and supplemental retirement plan between the Company and Mr. Van Volkenburgh are no longer in effect, and that therefore the Company has no obligations to Mr. Van Volkenburgh under these agreements. During the third quarter, the Company reversed a previously accrued compensation expense of $167 thousand established in connection with the supplemental retirement plan. In connection with his resignation, Mr. Van Volkenburgh and the Company exchanged limited releases, which do not prohibit claims by Mr. Van Volkenburgh under the employment agreement and supplemental retirement plan. Mr. Van Volkenburgh has made no demand under either of these agreement.

ITEM 2. CHANGE IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Under the terms of the Company's agreements with the Federal Reserve and the New Jersey Department of Banking and Insurance the Company is not permitted to pay dividends on its outstanding securities without the prior approval of the Federal Reserve and the Department. The Company has not obtained these approvals, and so has failed to pay the July 15 and October 15 dividends on its outstanding Class A Preferred Stock. The dividends for each quarterly period, which are cumulative, are approximately $131,000 per quarter.

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBIT
             NUMBER               DESCRIPTION OF EXHIBITS
            --------              -----------------------
              27                  Financial Data Schedule


        (b) REPORTS ON FORM 8-K

            DATE                                  ITEM REPORTED
            --------------------                  -------------
            08/01/2000                  5 - Agreement s with Regulators
            08/18/2000                  5 - Resignation of Robert Van Volkenburg
            10/17/2000                  5 - Loan and Branch Sale


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                            UNITY BANCORP, INC.


Dated: November 14, 2000                    By:/s/ KEVIN KILLIAN
                                               ---------------------------------
                                               Kevin Killian
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                                                        34 of 37