Form 10KSB
period 2000-12-31
UNITY BANCORP INC /DE/
filed 2001-03-30
CIK 920427

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

    (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                          -----------------

                                       OR

    ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission file number 1-12431
                                                -------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)


     The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 1, 2001, was $9,502,699


     The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 27, 2001, was 3,706,708.

     For the fiscal year ended December 31, 2000, the Issuer had total revenues of $35.7 million.


================================================================================

                                                                         1 of 14




                               UNITY BANCORP, INC.

                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------- ----------------------------------------------------------
                           10-KSB ITEM                                               DOCUMENT INCORPORATED
--------------------------------------------------------------- ----------------------------------------------------------
Item 6.   Management's Discussion and Analysis of Financial     Financial Report to Shareholders for the fiscal year ended
          Condition and Results of Operations                   December 31, 2000

Item 7.   Financial Statements                                  Financial Report to Shareholders for the fiscal year ended
                                                                December 31, 2000

Item 9.  Directors and Executive Officers of the Company;       Proxy Statement for 2001 Annual Meeting of Shareholders
         Compliance with Section 16(a) of the Exchange Act      to be filed no later than April 30, 2001
--------------------------------------------------------------- ----------------------------------------------------------
Item 10. Executive Compensation                                 Proxy Statement for 2001 Annual Meeting of Shareholders
                                                                to be filed no later than April 30, 2001
--------------------------------------------------------------- ----------------------------------------------------------
Item 11. Security Ownership of Certain Beneficial Owners and    Proxy Statement for 2001 Annual Meeting of Shareholders
         Management                                             to be filed no later than April 30, 2001
--------------------------------------------------------------- ----------------------------------------------------------
Item 12. Certain Relationships and Related Transactions         Proxy Statement for 2001 Annual Meeting of Shareholders
                                                                to be filed no later than April 30, 2001
--------------------------------------------------------------- ----------------------------------------------------------

                              INDEX TO FORM 10-KSB

                                     PART I
                                                                        Page
                                                                        ----
Item 1.    Description of the Business

            a)  General                                                    3

            b)  Statistical information                                    4

 Item 2.    Description of Properties                                      7

 Item 3.    Legal Proceedings                                              8

 Item 4.    Submission of Matters to a Vote of Security Holders            8

                                     PART II

 Item 5.    Market for Common Equity and Related Stockholder Matters       8

 Item 6.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

Item 7.     Financial Statements                                           9

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            9

                                    PART III

 Item 9.    Directors and Executive Officers                              10

 Item 10.   Executive Compensation                                        10

 Item 11.   Security Ownership of Certain Beneficial                      10
            Owners and Management

 Item 12.   Certain Relationships and Related Transactions                10

                                     PART IV

 Item 13.   Exhibits and Reports on Form 8-K                              11

            Signatures                                                    12

                                     PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

a)   GENERAL

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

     The Bank opened for business on September 16, 1991. The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office and twelve (12) branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union and Whitehouse, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridor between the Bank's Clinton, New Jersey main office and its Linden, New Jersey branch.

     In the second half of 1999, the Company incurred certain losses, which combined with the Company's asset growth, caused both the Bank's and the Company's capital ratios to fall below levels required under federal regulation. As a result of the capital deficiency, in the first quarter of 2000, the Company and the Bank entered into Memoranda of Understanding with their primary regulatory agencies. However, due to continued losses through the first two quarters of 2000, among other reasons, the Bank and the Company entered into stipulations and agreements with each of their respective regulators on July 18, 2000. Under these agreements, the Bank and the Company are each required to take a number of affirmative steps including hiring an outside consulting firm to review the management structures, adopt strategic and capital plans which will increase the Bank's leverage ratio to 6% or above, review and adopt various policies and procedures, adopt programs with regard to the resolution of certain criticized assets, and provide ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements require the Bank and Company to establish a compliance committee to oversee the efforts in meeting all requirements of the agreements, and prohibited the Bank from paying a dividend to the Company and the Company from paying dividends on its common or preferred stock, without regulatory approval. As of December 31, 2000, the Bank and the Company believe they are in compliance with the requirements of the agreements.

     As a result of the regulatory orders and the Company's losses in 1999 and 2000, the Company undertook a number of steps during 2000 to restructure its balance sheet, enhance its capital ratios and restructure the Company's management. In the first quarter of 2000, the Company completed an offering of shares of a newly created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors, and yielded $4.9 million in proceeds to the Company, net of offering expenses. This additional capital was contributed to the Bank. The preferred stock provides for a 10% annual cumulative dividend. However, due to the regulatory agreements discussed above, the Company had been unable to pay dividends on any of its outstanding securities, and therefore has failed to pay the dividend on the preferred stock since the first dividend payment in April 2000. At December 31, 2000, there were $388 thousand in preferred stock dividends in arrears.

     Also during 2000, the Company engaged in several sales of loan packages. In the first quarter of 2000, the Company sold $36.4 million in adjustable rate 1-4 family mortgages, recognizing a loss of $.7 million. In the third quarter of 2000, the Company also sold $44.9 million in home equity loans, recognizing a loss of $1.2 million. The loan sales helped improved the Company's liquidity as well as its capital ratios by reducing the Company's outstanding assets. In addition, the cash from the third quarter loan sale was used to fund the sale of five (5) of the Company's branches in the fourth quarter of 2000. The branch sales involved the assumption of $48.0 million in deposits by the acquirers, which also assumed the Company's lease obligations under the leases for the branch premises. The Company recognized a pretax gain of $3.5 million on these sales.

     Also in the fourth quarter of 2000, Certified Mortgage Associates, Inc. ("CMA"), a subsidiary of the Bank, ceased operations. CMA had been acquired in February 1999. However, CMA had not operated profitably since the second quarter of 1999. Certain members of management left the employment of CMA in the third and fourth quarters of 2000 and the Company elected to have CMA cease operations during the fourth quarter. In connection with the cessation of business, in the third and fourth quarters of 2000, the Company wrote off $3.2 million in intangibles booked on the acquisition of CMA.

     On August 14, 2000, Mr. Robert J. VanVolkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company. In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. The Company intends to vigorously defend itself from any claims for payment under the agreements. Counsel has advised the Company it has strong defenses to any such claims by Mr. VanVolkenburgh and he is not likely to succeed in this regard.

     The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is a New Jersey chartered commercial bank whose deposits are insured Federal Deposit Insurance Corporation ("FDIC"). The operations of the Company and the Bank are subject to the supervision and regulation of FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department").

     The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630.

BUSINESS OF THE COMPANY

     The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional and community-oriented commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its service area. The Company engages in a wide range of lending activities and offers commercial, SBA, consumer, mortgage, home equity and personal loans.

SERVICE AREAS

     The Company's primary service area is defined as the neighborhoods served by the Bank's offices. The Bank's main office, located in Clinton, in combination with its Flemington and Whitehouse offices serves the greater area of Hunterdon County. The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County. The Bank's Springfield, Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County. The offices in South Plainfield, Highland Park, Edison, and Colonia Township extend the Company's service area into Middlesex County.

COMPETITION

     The Company is located in an extremely competitive area. The Company's service area is already serviced by major regional banks, large thrift institutions and by a variety of credit unions. In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company's competitors have substantially more capital and therefore greater lending limits than the Company. The Company's competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds. The Company relies upon the competitive pricing of its loans, deposits and other services as well as its ability to provide local decision making and personal service in order to compete with these larger institutions.

EMPLOYEES

     At December 31, 2000, the Company employs 115 full-time and 24 part-time employees. None of the Company's employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good.

                           SUPERVISION AND REGULATION

GENERAL - SUPERVISION AND REGULATION

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

     The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     The BHCA was substantially amended through the Modernization Act. The Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of nonbanking activities. In addition, bank holding companies, which elect to become financial holding companies, may engage in certain banking and nonbanking activities without prior FRB approval. Finally, the Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any nonbanking activities.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and performing, guaranteed portions of unsold SBA loans, which carry a 20% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighing. Transaction related contingencies such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing. Short-term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancelable commitments have a 0% risk-weighing.

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

     The Company is currently in compliance with these minimum Federal capital requirements.

GENERAL BANK REGULATION

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

     Dividend Rights. Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. However, as described above, pursuant to its agreements with its federal and state regulators, the Bank is currently prohibited from paying dividends without the prior written approval of those regulatory agencies.

b)   STATISTICAL INFORMATION

     The table below provides a cross-reference to portions of Unity Bancorp. Inc.'s 2000 Annual Report to Shareholders incorporated by reference herein. Information that is not applicable is indicated by (N/A):

                                                                Annual Report
         Description of Financial Data                             Pages
         -------------------------------------                  --------------
I.   Distribution of Assets, Liabilities, and
     Stockholders' Equity; Interest
     Rates and Interest Differential
     A. Analysis of Net Interest Earnings                              7
     B. Average Balance Sheets                                         8
     C. Rate/Volume Analysis                                           8

II.  Investment Portfolio

     A. Book value of investment securities                           25
     B. Investment securities by range of maturity with
        corresponding average yields                                  25
     C. Securities of issuers exceeding ten percent
        of stockholders' equity                                       NA

III. Loan Portfolio

     A. Types of loans                                                11
     B. Maturities and sensitivities of loans to
        changes in interest rates                                     11
     C. Risk elements

        1) Nonaccrual, past due and restructured loans               11-12
        2) Potential problem loans                                    12
        3) Foreign outstandings                                       NA
        4) Loan concentrations                                        NA
     D. Other interest bearing assets                                 NA

IV.  Summary of Loan Loss Experience

     A. Analysis of the allowance for loan losses                     12
     B. Allocation of the allowance for loan losses                   13

V.   Deposits

     A. Average amount and average rate paid on major
        categories of deposits                                        13
     B. Other categories of deposits                                  NA
     C. Deposits by foreign depositors in domestic offices            NA
     D. Time deposits of $100,000 or more by remaining maturity       26
     E. Time deposits of $100,000 or more by foreign offices          NA

VI.  Return on Equity and Assets                                       5

VII. Short-term Borrowings                                            27

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its twelve branch offices.

     The following table sets forth certain information regarding the Company's properties for which it conducts business as of December 31, 2000.


                                    Leased            Date Leased        Lease        2000 Annual
     Location                       Or Owned          or Acquired      Expiration      Rental Fee
     --------                       --------          -----------      ----------     -----------
Clinton, NJ                          Leased              1996              2006        $ 448,056
Colonia, NJ                          Leased              1995              2005           36,000
Flemington, NJ                       Leased              1995              2003           55,725
Linden, NJ                           Owned               1991                --               --
Highland Park, NJ                    Leased              1999              2024           66,950
North Plainfield, NJ                 Owned               1991                --               --
Scotch Plains, NJ                    Leased              1996              2006           70,812
Springfield, NJ-1                    Leased              1995              2003           30,336
South Plainfield, NJ                 Leased              1999              2024           80,340
Union, NJ                            Leased              1996              2006           61,350
Edison, NJ                           Leased              1999              2024           92,700
Whitehouse, NJ                       Owned               1998                --               --



ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. With the exception of the litigation described below, none of these proceedings individually or in the aggregate is expected to have a material adverse effect upon the Company.

     On August 14, 2000, Mr. Robert J. VanVolkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company. In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. The Company intends to vigorously defend itself from any claims for payment under the agreements. Counsel has advised the Company it has strong defenses to any such claims by Mr. VanVolkenburgh and he is not likely to succeed in this regard.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Commencing on September 21, 1998, the Company's Common Stock began trading on the NASDAQ National Market under the symbol "UNTY". Previously, the Company's Common Stock had traded on the American Stock Exchange under the symbol "UBI". As of December 31, 2000, there were 574 stockholders of record of the Common Stock.

     The following table sets forth the high and low bid prices of the Common Stock along with the closing prices, as reported on the NASDAQ National Market for 2000 and 1999. The NASDAQ high and low bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The table also sets forth cash dividends paid on the Common Stock.

================================================================================
           UNITY BANCORP, INC., COMMON STOCK PRICES AND CASH DIVIDENDS
--------------------------------------------------------------------------------
                                                                          CASH
                                      HIGH         LOW        CLOSE     DIVIDEND
--------------------------------------------------------------------------------
     2000:
     4th Quarter................    $ 4.38        $ 2.00      $ 2.00     $ 0.00
--------------------------------------------------------------------------------
     3rd Quarter................      4.94          3.44        3.44       0.00
--------------------------------------------------------------------------------
     2nd Quarter................      6.25          3.50        3.88       0.00
--------------------------------------------------------------------------------
     1st Quarter................      6.68          5.25        6.00       0.00
--------------------------------------------------------------------------------
     1999:
     4th Quarter................     $ 8.50       $ 4.75      $ 6.00     $ 0.06
--------------------------------------------------------------------------------
     3rd Quarter................      11.75         6.38        6.88       0.06
--------------------------------------------------------------------------------
     2nd Quarter................      12.00         9.63       11.75       0.06
--------------------------------------------------------------------------------
     1st Quarter................      11.00         9.31       10.00       0.06
================================================================================

     The Company began paying a cash dividend in the first quarter of 1995 and declared a quarterly dividend each quarter until the fourth quarter of 1999. However, as is discussed under Item 1 "Description of Business - General," the Company is currently prohibited from paying dividends on its securities pursuant to its consent with its state and federal regulators. On March 13, 2000, the Company completed an offering of shares of a newly created class of preferred stock. The offering was undertaken without registration with the Securities and Exchange Commission to a limited number of sophisticated investors. The preferred stock bears a cumulative dividend rate of 10%, and is convertible into shares of the Company's common stock at an assumed value of $7.25 per common share. The Company also has rights to force conversion of its preferred stock into common stock starting in March 2002 at an assumed common stock price of $7.25 per share. The Company obtained $5.2 million in proceeds from this offering. The Company issued 103,500 shares of the preferred stock, which are convertible into 713,793 shares of the Company's common stock at a conversion rate of 6.8966 common. Due to the Company's regulatory agreements, the Company has not paid dividends on the preferred stock since the first dividend in April 2000. At December 31, 2000, there were $388 thousand of preferred stock dividends in arrears.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 5 to 17 of the 2000 Annual Report to Shareholders which information is incorporated by reference herein.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements and Notes to Financial Statements on pages 18 to 31 of the 2000 Annual Report to Shareholders which information is incorporated by reference herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 200 Annual Shareholders Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.


==============================================================================================================
                                                                PRINCIPAL OCCUPATION DURING
NAME, AGE AND POSITION                         OFFICER SINCE    PAST FIVE YEARS
--------------------------------------------------------------------------------------------------------------
Anthony J. Feraro, 53, President and Chief          1999        Previously, Mr. Feraro was an Executive Vice
Executive Officer of the Company and the                        President of Zion Bancorp.
Bank
==============================================================================================================
James A. Hughes *, 42,                              2001        Previously, Mr. Hughes was SVP of Finance for
Chief Financial Officer and Executive Vice                      Summit Bancorp, Inc.
President of the Company and Bank
==============================================================================================================
James W. Loney **, 59,                              2000        Managing Examiner for the State of New Jersey,
Chief Operating Officer and Executive Vice                      Department of Banking and Insurance
President of the Bank
==============================================================================================================


 * James A. Hughes began employment with the Company in December 2000 and was ratified by regulatory agencies as the Chief Financial Officer of the Company in February 2001.

** James W. Loney began employment with the Bank in September 2000.

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "EXECUTIVE COMPENSATION," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 2001 Annual Shareholders Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2001 Annual Shareholders Meeting under the caption "Certain Transactions with Management," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)   (1) Financial statements

     See Financial Statements and Notes to Financial Statements on pages 18 to 31 of the 2000 Annual Report to Shareholders which information is incorporated by reference herein.

(a)  (2) Other Exhibits.

     EXHIBIT
     NUMBER          DESCRIPTION OF EXHIBITS
     --------        -----------------------
     3(i)            Certificate of Incorporation of the Company, as amended (2)

     3(ii)           Bylaws of the Company (1)

     4(i)            Form of Stock Certificate (2)

     10(i)           1994 Stock Option Plan for Non-Employee Directors (1)

     10(ii)          Stock Bonus Plan (2)

     10(iii)         1997 Stock Option Plan (3)

     10(iv)          1997 Stock Bonus Plan (3)

     10(v)           1998 Stock Option Plan (4)

     13              Unity Bancorp. Inc. 2000 Annual Report to Shareholders

     21              Subsidiaries of the Registrant

     23a             Consent of KPMG LLP

     27              Financial Data Schedule

(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-76392.

(2) Incorporated by reference from Exhibits 3(i) to 27 from the Registrant's Registration Statement on Form SB-2, Registration No. 333-12565.

(3) Incorporated by reference from Exhibits B and C from the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

(4) Incorporated by reference from Exhibit A from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

(a)  (3)  Reports on Form 8-K


               DATE                         ITEM REPORTED
               ----                         -------------

October 10, 2000                          5 - announcing loan and branch sale

December 11, 2000                         5- announcing the sale of certain
                                             branches of its subsidiary,
                                             Unity Bank and announcing the
                                             appointment of Anthony Feraro
                                             president of the Registrant and
                                             other certain management changes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    UNITY BANCORP, INC.

Dated: March 29, 2001               By:/s/ ANTHONY J. FERARO
                                           ---------------------
                                           Anthony J. Feraro
                                           President and Chief Executive Officer


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

================================================================================
         NAME                       TITLE                              DATE
--------------------------------------------------------------------------------

/s/ David D. Dallas         Chairman of the Board                 March 29, 2001
-------------------------
David D. Dallas

--------------------------------------------------------------------------------

/s/ Anthony J. Ferraro      President and Chief Executive         March 29, 2001
-------------------------   Officer
Anthony J. Ferraro

--------------------------------------------------------------------------------

/s/ James A. Hughes         Chief Financial Officer (Principal    March 29, 2001
-------------------------   Financial and Accounting Officer)
James A. Hughes

--------------------------------------------------------------------------------

/s/ Charles S. Loring       Director                              March 29, 2001
-------------------------
Charles S. Loring

--------------------------------------------------------------------------------

/s/ Peter P. DeTommaso      Director                              March 29, 2001
-------------------------
Peter P. DeTommaso

--------------------------------------------------------------------------------

/s/ Allen Tucker            Director                              March 29, 2001
-----------------------
Allen Tucker

================================================================================