Form 10-Q
period 2001-03-31
UNITY BANCORP INC /DE/
filed 2001-05-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                               --------------

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

                         Commission file number 1-12431
                                                -------

                               UNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                Delaware                                    22-3282551
    ---------------------------------                  -------------------
      (State or other jurisdiction                      (I.R.S. employer
    of incorporation or organization)                  identification no.)

      64 Old Highway 22, Clinton, NJ                           08809
 ----------------------------------------                ----------------
 (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (908) 730-7630
                                                           --------------

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___

The number of shares outstanding of each of the registrant's classes of common equity stock, as of April 15, 2001: Common stock, no par value: 3,706,708 shares outstanding

                                                                          Page #
                                                                          ------
PART I   - CONSOLIDATED FINANCIAL INFORMATION

ITEM I   - Selected consolidated financial data (unaudited)                 3

           Consolidated Financial Statements (unaudited)
             Consolidated Statements of Financial Condition
             at March 31, 2001, 2000 and December 31, 2000                  4

           Consolidated Statements of Operations for the Three Months
           ended March 31, 2001 and 2000 and December 31, 2000              5

           Consolidated Statements of Changes in Shareholders' Equity
           for the Three Months ended March 31, 2001 and 2000               6

           Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 2001 and 2000               7

           Notes to the Consolidated Financial Statements                   8

ITEM II  - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

ITEM III - Quantitative and Qualitative Disclosures about Market Risk      24


PART II  -        OTHER INFORMATION


ITEM 1     Legal Proceedings                                               24
ITEM 2     Changes in Securities and Use of Proceeds                       24
ITEM 3     Defaults upon Senior Securities                                 24
ITEM 4     Submission of Matters to a Vote of Security Holders             24
ITEM 5     Other Information                                               24
ITEM 6     Exhibits and Reports on Form 8-K                                24
           Exhibit Index


SIGNATURES                                                                 25

                                                SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------
(Dollar in thousands, except per share data)           Quarter Ended March 31st     At or for the Years Ended December 31st
---------------------------------------------------------------------------------------------------------------------------
                                                          2001          2000           2000          1999           1998
                                                          ----          ----           ----          ----           ----
---------------------------------------------------------------------------------------------------------------------------
SELECTED RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
   Interest income                                       $6,016         $7,101       $28,017       $ 23,688       $ 17,480
---------------------------------------------------------------------------------------------------------------------------
   Interest expense                                       3,353          4,225        16,322         12,738          7,165
---------------------------------------------------------------------------------------------------------------------------
   Net interest income                                    2,663          2,876        11,695         10,950         10,315
---------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                150            246           716          1,743            804
---------------------------------------------------------------------------------------------------------------------------
   Other income                                           1,161            544         7,666          5,606          4,407
---------------------------------------------------------------------------------------------------------------------------
   Other expenses                                         3,540          4,899        23,718         20,578         10,499
---------------------------------------------------------------------------------------------------------------------------
   Tax expense (benefit)                                      6          (709)           839        (2,387)          1,282
---------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                        128        (1,016)       (5,912)        (3,378)          2,137
---------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
---------------------------------------------------------------------------------------------------------------------------
   Net income (loss) per common share (basic)           ($0.00)        ($.027)        (1.71)         (0.91)           0.67
---------------------------------------------------------------------------------------------------------------------------
   Net income (loss) per common share (diluted)          (0.00)         (0.27)        (1.71)         (0.91)           0.64
---------------------------------------------------------------------------------------------------------------------------
   Book value per common share                             4.38           5.58          4.32           5.88           7.01
---------------------------------------------------------------------------------------------------------------------------
   Cash dividend on common shares                            --             --            --           0.24           0.20
---------------------------------------------------------------------------------------------------------------------------
 SELECTED BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------------------------------
   Total assets                                         367,044        409,715       356,003        438,969        254,612
---------------------------------------------------------------------------------------------------------------------------
   Loans                                                223,948        287,069       226,140        322,532        166,792
---------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses                              2,550          2.387         2,558          2,173          1,825
---------------------------------------------------------------------------------------------------------------------------
   Investment securities                                 79,163         73,526        70,837         74,349         40,929
---------------------------------------------------------------------------------------------------------------------------
   Deposits                                             331,088        377,339       320,318        357,538        226,860
---------------------------------------------------------------------------------------------------------------------------
   Borrowings                                            10,000              0        10,000         53,000            ---
---------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                                  21,680         25,603        21,314         21,792         26,346
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
---------------------------------------------------------------------------------------------------------------------------
   Return on average assets                                .22%        (0.94%)       (1.44)%        (0.94)%          0.93%
---------------------------------------------------------------------------------------------------------------------------
   Return on average common equity                         .05%       (19.11%)      (33.43)%       (14.33)%         10.17%
---------------------------------------------------------------------------------------------------------------------------
    Net interest margin                                   3.21%          3.02%         3.19%          3.49%          4.91%
---------------------------------------------------------------------------------------------------------------------------
   Net interest spread                                    2.40%          2.47%         2.61%          3.01%          3.99%
---------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS
---------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses to loans(1)                  1.18%           .85%         1.17%          0.77%          1.12%
---------------------------------------------------------------------------------------------------------------------------
  Allowance for loan losses to non-performing loans      44.63%         87.47%        61.27%        137.71%         46.83%
---------------------------------------------------------------------------------------------------------------------------
  Non-performing loans to total loans                     2.51%           .95%         1.85%          0.49%          2.34%
---------------------------------------------------------------------------------------------------------------------------
  Non-performing assets to total assets                   1.68%           .85%         1.21%          0.70%          1.97%
---------------------------------------------------------------------------------------------------------------------------
  Net charge-offs to average loans                         .04%           .01%          .12%          0.59%          0.21%
---------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS - COMPANY
---------------------------------------------------------------------------------------------------------------------------
  Leverage ratio                                          6.12%          5.20%         5.50%          4.35%         10.87%
---------------------------------------------------------------------------------------------------------------------------
  Total risk-based capital ratio                          9.79%          7.70%         9.61%          6.17%         14.85%
---------------------------------------------------------------------------------------------------------------------------
  Tier 1 risk-based capital ratio                        10.94%          8.52%        10.76%          6.88%         13.89%
---------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS - BANK
---------------------------------------------------------------------------------------------------------------------------
   Leverage ratio                                         5.80%          4.88%         5.24%          4.01%          7.09%
---------------------------------------------------------------------------------------------------------------------------
   Tier 1 risk-based capital ratio                        9.27%          7.19%         9.12%          5.62%          8.84%
---------------------------------------------------------------------------------------------------------------------------
   Total risk-based capital ratio                        10.42%          8.62%       10 .26%          6.33%          9.80%
---------------------------------------------------------------------------------------------------------------------------

(1) Excludes loans held for sale

                                                      UNITY BANCORP, INC
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                         (UNAUDITED)

(in thousands, except share amounts)                                03/31/01           12/31/00           03/31/00
                                                                   ---------          ---------          ---------
ASSETS
Cash                                                               $  16,027          $  13,740          $  19,464
Fed funds sold                                                        36,500             31,500              3,500
 Securities - available for sale                                      53,497             37,809             39,510
Securities - held to maturity                                         25,666             33,028             34,016
                                                                   ---------          ---------          ---------
   Total securities                                                   79,163             70,837             73,526

SBA loans held for sale                                                7,337              6,741              3,839
SBA loans                                                             26,251             23,436             14,383
Commercial loans                                                      85,971             88,375            104,210
Mortgage loans                                                        76,026             76,924             75,909
Consumer loans                                                        28,363             30,664             88,728
                                                                   ---------          ---------          ---------
     Total loans                                                     223,948            226,140            287,069
Allowance for loan losses                                              2,550              2,558              2,387
                                                                   ---------          ---------          ---------
        Net loans                                                    221,398            223,582            284,682
Premises and equipment, net                                            9,174              9,380             11,906
Accrued interest receivable                                            2,810              2,836              3,314
Other assets                                                           1,972              4,128             13,323
                                                                   ---------          ---------          ---------
            Total assets                                           $ 367,044          $ 356,003          $ 409,715
                                                                   =========          =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
  Non-interest bearing                                             $  53,046          $  53,108          $  58,613
  Interest bearing                                                   107,039            106,263            115,716
  Savings deposits                                                    31,115             30,634             36,697
  Time deposits                                                       98,776             95,111             95,038
  Time, $100,000 and over                                             41,112             35,202             71,275
                                                                   ---------          ---------          ---------
      Total deposits                                                 331,088            320,318            377,339
Other debt                                                            12,915             12,899              3,876
Accrued interest payable                                                 885                667              1,046
Accrued expense and other liabil ities                                   476                805              1,849
                                                                   ---------          ---------          ---------
          Total liabilities                                        $ 345,364          $ 334,689          $ 384,110
                                                                   ---------          ---------          ---------
Commitments and contingencies
Shareholders' equity
  Preferred stock, class A, 10%, cumulative and convertible
     103,500 shares authorized, issued and outstanding                 4,929              4,929              4,929
  Common stock, no par value, 7,500,000 shares authorized             26,234             26,234             26,224
  Treasury stock, at cost, 156,860 shares                             (1,762)            (1,762)            (1,762)
  Retained deficit                                                    (7,665)            (7,793)            (2,897)
  Accumulated other comprehensive loss                                   (56)              (294)              (889)
                                                                   ---------          ---------          ---------
Total Shareholders' Equity                                         $  21,680          $  21,314          $  25,605
                                                                   ---------          ---------          ---------
Total Liabilities and Shareholders' Equity                         $ 367,044          $ 356,003          $ 409,715
                                                                   =========          =========          =========


Issued common shares                                               3,863,568          3,863,568          3,861,568
Outstanding common shares                                          3,706,708          3,706,708          3,704,708



See accompanying notes to the consolidated financial statements.

                                                   UNITY BANCORP, INC
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

FOR THE QUARTERS ENDED:
(in thousands, except share and share amounts)                  03/31/01          12/31/00           03/31/00
                                                               ---------         ---------          ---------
Interest income:
   Fed funds sold and interest on deposits                     $     454         $     899          $      10
   Securities - AFS                                                  657               677                650
   Securities - HTM                                                  473               492                513
                                                               ---------         ---------          ---------
     Total securities interest income                              1,130             1,169              1,163
   SBA loans                                                         851               793                442
   Commercial loans                                                1,885             2,079              2,250
   Mortgage loans                                                  1,139             1,158              1,436
   Consumer loans                                                    557               793              1,800
                                                               ---------         ---------          ---------
     Total loan interest income                                    4,432             4,823              5,928
                                                               ---------         ---------          ---------
Total interest income                                              6,016             6,891              7,101
Interest expense:
   Interest bearing demand deposits                                  973             1,291              1,140
   Savings deposits                                                  178               164                229
   Time deposits                                                   2,007             2,448              2,272
                                                               ---------         ---------          ---------
     Total deposit interest expense                                3,158             3,903              3,641
   Borrowings                                                        195                34                584
                                                               ---------         ---------          ---------
Total interest expense                                             3,353             3,937              4,225
Net interest income                                                2,663             2,954              2,876
                                                               ---------         ---------          ---------
Provision for loan losses                                            150               290                246
                                                               ---------         ---------          ---------
Net interest income after provision for loan losses                2,513             2,664              2,630
Non-interest Income:
   Deposit service charges                                           327               326                268
   Loan and servicing fees                                           291               307                266
   Gain (loss) on loan sales                                         402               144              (133)
   Net security gains (losses)                                        34               (2)                  1
   Other income                                                      107             3,356                142
                                                               ---------         ---------          ---------
Total non-interest income                                          1,161             4,131                544
Non-interest expense:
   Compensation and benefits                                       1,628             2,014              2,301
   Occupancy                                                         413               286                684
   Processing and communications                                     482               598                594
   Furniture and equipment                                           263               554                 63
   Professional fees                                                 207               506                288
   Deposit insurance                                                 224               109                 47
   Loan servicing costs                                               75               304                327
   Other expenses                                                    248             1,283                595
                                                               ---------         ---------          ---------
Total non-interest expense                                         3,540             5,654              4,899
                                                               ---------         ---------          ---------
Net income (loss) before provision (benefit) for income taxes  $     134         $   1,141          $  (1,725)
Provision (benefit) for income taxes                                   6             2,478               (709)
                                                               ---------         ---------          ---------
Net income (loss)                                              $     128         $  (1,337)          $ (1,016)
                                                               =========         =========          =========
Preferred stock dividends - paid and unpaid                          129               125                 25
                                                               ---------         ---------          ---------
Net loss to common shareholders                                $      (1)        $  (1,462)         $  (1,041)
                                                               =========         =========          =========

Net loss per common share - Basic and diluted                  $   (0.00)        $   (0.40)         $   (0.27)
Weighted average shares outstanding - Basic and diluted        3,706,708         3,706,708          3,704,708


See accompanying notes to the consolidated financial statements.

                                     UNITY BANCORP, INC
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                  Accumulated
                                                                                                     Other          Total
(In thousands except share amounts)             Preferred     Common     Treasury    Retained    Comprehensive  Shareholders'
                                                  Stock       Stock       Stock      Earnings        (Loss)         Equity
                                            ----------------------------------------------------------------------------------
Balance, December 31, 1999                       $   --     $ 26,224    $ (1,762)    $ (1,856)       $  (814)       $  21,792
                                            ==================================================================================
Comprehensive loss:
Net Loss                                                                               (1,016)                         (1,016)
Unrealized holding loss on securities
arising during the period, net of tax $46                                                                (75)             (75)
                                                                                                                    ---------
Total comprehensive loss                                                                                               (1,091)
                                                                                                                    ---------
Preferred stock dividends paid                                                            (25)                            (25)
Issuance of preferred stock                        4,929                                                                4,929
                                            ----------------------------------------------------------------------------------
Balance, March 31, 2000                          $ 4,929    $ 26,224    $ (1,762)    $ (2,897)       $  (889)       $  25,605
                                            ==================================================================================

Balance, December 31, 2000                       $ 4,929    $ 26,234    $ (1,762)    $ (7,793)       $  (294)       $  21,314
Comprehensive income:
Net Income                                                                                128                             128
Unrealized holding gain on securities
arising during the period, net of tax $146                                                               238              238
                                                                                                                    ---------
Total comprehensive income                                                                                                366
                                            ----------------------------------------------------------------------------------
Balance, March 31, 2001                          $ 4,929    $ 26,234    $ (1,762)    $ (7,665)       $   (56) $        21,680
                                            ==================================================================================



See accompanying notes to the consolidated financial statements.

                                               UNITY BANCORP, INC
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                          For the three months ended
                                                                                   March 31,
                                                                       -------------------------------
    (In thousands, except per share amounts)                                  2001               2000
                                                                       -------------------------------
Operating activities:
  Net income (loss)                                                       $    128            $ (1,016)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Provision for loan losses                                                  150                 246
    Depreciation and amortization                                              240                 314
    Net gain on sale of securities                                             (34)                (1)
    (Gain) loss on sale of loans                                              (402)                133
    (Gain) loss on sale of fixed assets                                         (2)                  8
    Gain on sale of OREO                                                       --                  (42)
    Net change in other assets and liabilities                               2,056                (224)
                                                                       -------------------------------
         Net cash provided by (used in) operating activities                 2,136                (582)
                                                                       ===============================
Investing activities:
  Purchases of securities held to maturity                                  (1,012)                --
  Purchases of securities available for sale                               (19,337)                (45)
  Maturities and principal payments on securities held to maturity           8,374                 234
  Maturities and principal payments on securities available for sale         3,618                 487
  Proceeds from sale of securities available for sale                          302                  28
  Proceeds from sale of loans, net                                           7,526              40,607
  Net increase in loans                                                     (5,090)             (5,309)
  Net increase in Federal funds sold                                        (5,000)             (3,500)
  Increase in capital expenditures                                              (4)                (89)
  Proceeds from sale of OREO property                                          --                  789
  Proceeds from sale of assets                                                 (12)                 18
                                                                       -------------------------------
    Net cash (used in)  provide by investing activities                    (10,635)             33,220
                                                                       ===============================
Financing activities:
  Increase in deposits                                                      10,770              19,801
  Increase (decrease) in borrowings                                             16             (53,000)
  Proceeds from preferred stock offering, net                                  --                4,929
  Dividends on preferred stock                                                 --                  (25)
                                                                       -------------------------------
    Net cash provided by (used in) financing activities                     10,786             (28,295)
                                                                       ===============================
Increase in cash                                                             2,287               4,343
                                                                       ===============================
Cash at beginning of year                                                   13,740              15,121
                                                                       -------------------------------
Cash at end of period                                                     $ 16,027            $ 19,464
                                                                       ===============================
  Supplemental disclosures:
  Cash:
       Interest paid                                                      $  3,142            $  4,378
  Non-Cash investing activities:
       Transfer of loan to Other Real Estate Owned                             140                 --
                                                                       -------------------------------


See accompanying notes to the consolidated financial statements.

                               UNITY BANCORP, INC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 1.  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank", or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, "we" and "us" and "our" refer to Unity Bancorp Inc and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-KSB.


NOTE 2.  LITIGATION

     The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The company does not believe that any existing legal claims or proceedings will have a material impact on the Company's financial position, although they could have a material impact on the Company's results of operations.

     On August 14, 2000, Robert J. Van Volkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company. In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. The Company intends to vigorously defend itself from any claims for payment under the agreements. Counsel has advised the Company it has strong defenses to any such claims by Mr. VanVolkenburgh and he is not likely to succeed in this regard. No discovery has taken place. The Company's position is based upon what it knows as of this date and is subject to change if future developments warrant it.


NOTE 3.  CAPITAL

     A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent. In addition to the risk-based guidelines, regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent. For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

     The Company and the Bank entered into stipulations and agreements with each of their respective regulators on July 18, 2000 because of losses and failure to meet minimum federal risk-based capital requirements and the New Jersey Department of Banking and Insurance's required 6.0 percent leverage ratio, required in connection with the Bank' s 1999 branch expansion.

     In accordance with the capital plan, in 2000, the Company raised a net $4.9 million of a newly created class of preferred stock, without Securities and Exchange Commission registration, and reduced its financial assets through sales of loan and deposit portfolios. The Company and the Bank have met the federal minimum risk-based capital requirements since the March 2000 preferred stock offering. The Bank has until December 2001 to achieve the 6.0 percent Tier 1 leverage ratio required by the New Jersey Department of Banking and Insurance. Both the Company and the Bank believe that they are in compliance with all other provisions of the agreements. As of March 31, 2001, the Company has $518 of dividends in arrears on its preferred stock.

NOTE 4.  EARNINGS PER SHARE

     The following is a reconciliation of the calculation of basic and dilutive loss per share.

                                                            -----------------------------------------
                                                                              WEIGHTED        LOSS
         (In thousands, except share data amounts)               NET          AVERAGE          PER
  For the quarter-ended March 31, 2000                          LOSS           SHARES         SHARE
                                                            -----------------------------------------
    Basic loss per share -
         Loss to common shareholders                          $ (1,016)       3,704,708      $(0.27)
    Effect of dilutive securities- stock options, and
      convertible preferred stock                                  --              --           --
    Diluted loss per share - Loss to common                 -----------------------------------------
          shareholders plus assumed conversions               $ (1,016)       3,704,708      $(0.27)
                                                            =========================================
  For the quarter ended March 31, 2001
    Basic loss per share -
         Loss to common shareholders                             $  (1)       3,706,708      $(0.00)
    Effect of dilutive securities- stock options, and
      convertible preferred stock                                  --              --           --
    Diluted loss per share - Loss to common                 -----------------------------------------
          shareholders plus assumed conversions                    $(1)       3,706,708      $(0.00)
                                                            =========================================


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and Amendment to FASB Statement No. 133". Statement No. 138 amends certain aspects of Statement No. 133 to simplify the accounting for derivatives and hedges under Statement No. 133. Statement No. 138 is effective upon the company's adoption of Statement. No. 133 (January 1, 2001). The adoption of Statements No. 133 and 138 did not have a material impact on the Company's financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. The provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, companies with calendar year fiscal year ends that hold beneficial interest from previous securizations were required to make additional disclosures in their December 31, 2000 financial statements. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

                                     ITEM II

                               UNITY BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability with prior period data. This form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words a "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp Inc.'s interest rate spread or other income anticipated from operations and investments.

OVERVIEW AND STRATEGY

     Unity Bancorp, Inc. (the "Parent Company") is incorporated in Delaware and is a bank holding company under the Bank Holding Company Act of 1956, as amended. Its wholly owned subsidiary, Unity Bank (the "Bank" or, when consolidated with the Parent Company, the "Company ") was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 12 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey. These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank's wholly owned subsidiary, Unity Financial Services, Inc. Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank's investment portfolio.

     In the fourth quarter of 2000, the Bank discontinued the operations of Certified Mortgage Associates, Inc. ("CMA"). This wholly owned subsidiary of the Bank originated loans and sold residential mortgages. Also in the fourth quarter of 2000, the Bank sold $48 million of the deposits and facilities of five of its seventeen branches. Accordingly, the results of operations for the first quarter of 2001 do not contain income or expenses related to CMA or the sold branches, as compared to the same period a year ago.

     In the second half of 1999, the Company incurred certain losses which, combined with the Company's asset growth, caused both the Bank's and the Company's capital ratios to fall below levels required under federal regulation. As a result of the capital deficiency, in the first quarter of 2000, the Company and the Bank entered into a Memoranda of Understanding with their primary regulatory agencies. However, due to continued losses through the first two quarters of 2000, among other reasons, the Bank and the Company entered into stipulations and agreements with each of their respective regulators on July 18, 2000. Under these agreements, the Bank and the Company were each required to take a number of affirmative steps including: hiring an outside consulting firm to review their respective management structures, adopt strategic and capital plans which will increase the Bank's leverage ratio to 6.00 percent or above, by December 31, 2001, review and adopt various policies and procedures, adopt programs with regard to the resolution of certain criticized assets, and provide ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements require the Bank and Company to establish a compliance committee to oversee the efforts in meeting all requirements of the agreements, and prohibit the Bank from paying a dividend to the Company and the Company from paying dividends on its common or preferred stock, without regulatory approval. As of March 31, 2001, the Bank and the Company believe they are in compliance with the requirements of the agreements.

     As a result of the Company's restructuring efforts in 2000, the Company and the Bank exceeded the "well capitalized" designation for all federal capital ratios at March 31, 2001. The Bank is still subject to an order from the New Jersey Commissioner of Banking and Insurance, under which it is required to maintain a tier 1 leverage capital ratio of 6.0 percent. The stipulations and agreements the Company and the Bank has entered into with their respective Federal Regulators also require the Bank to satisfy this requirement. The Bank did not meet the 6.0 percent capital requirement imposed under its stipulations and agreements at March 31, 2001. The Company is continuing to work towards increasing its capital.

           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001


NET INCOME

         The Company recorded net income of $128 thousand or $0.00 per diluted common share for the quarter ended March 31, 2001 compared to net a net loss $1.0 million, or $0.27 loss per diluted common share for the first quarter of 2000. The improved operating results were primarily the result of a decrease in non-interest expense and an increase in non-interest income. Non-interest expense decreased $1.4 million, or 27.7 percent, as a result of the dissolution of the CMA subsidiary, the reduced number of branches resulting from the sale of five branches in December 2000, and improved expense control. Non-interest income increased $617 thousand as a result of a $731 thousand loss on the sale of mortgage loans in the first quarter of 2000.

NET INTEREST INCOME

COMPARATIVE AVERAGE BALANCE SHEETS

(Dollar amounts in thousands - Interest amounts and interest rates/yields on a fully tax-equivalent basis.)
                                                       ----------------------------------------------------------------
    For the Three months ended March 31                               2001                             2000
                                                       ----------------------------------------------------------------
                                                          Average               Rate/     Average                Rate/
                                                          Balance    Interest   Yield     Balance    Interest    Yield
    -------------------------------------------------------------------------------------------------------------------
    Assets
    Interest Earning Assets
    Commercial Loans                                    $  85,992    $ 1,885     8.89%   $ 104,006    $ 2,250     8.77%
    SBA Loans                                              32,221        851    10.71%      17,564        442    10.21%
    Mortgage Loans                                         76,851      1,139     5.93%      97,760      1,436     5.88%
    Consumer Loans                                         28,991        557     7.79%      90,930      1,800     8.03%
                                                       ----------------------------------------------------------------
    Total Loans                                           224,055      4,432     7.99%     310,260      5,928     7.72%
                                                       ----------------------------------------------------------------
    Securities Available for sale                          42,467        657     6.19%      39,243        677     6.90%
    Securities Held to maturity                            31,852        473     5.94%      34,232        513     5.99%
    Federal funds sold and interest bearing                33,257        454     5.54%         816         10     5.01%
    deposits
                                                       ----------------------------------------------------------------
    Total Interest-earning assets                         331,631    $ 6,016     7.26%     384,551      7,128     7.41%
    Non-interest earning assets                            25,221                           47,946
    Allowance for loan losses                               2,633                            2,265
                                                       -----------                      ----------
    Total average assets                                $ 354,219                        $ 430,232
                                                       ===========                      ==========
    Liabilities and Equity
    Interest-bearing liabilities
    Interest bearing checking                           $  42,873    $   145     1.37%   $  44,962    $   203     1.83%
    High yield checking                                    60,628        828     5.54%      65,239        937     5.82%
    Savings deposits                                       30,373        178     2.38%      36,257        229     2.56%
    Time deposits                                         132,962      2,007     6.12%     163,429      2,272     5.64%
                                                       ----------------------------------------------------------------
    Total Interest Bearing Deposits                       266,836      3,158     4.80%     309,887      3,641     4.77%
                                                       ----------------------------------------------------------------
    Other debt                                             12,902        195     6.13%      36,356        584     6.51%
                                                       ----------------------------------------------------------------
    Total interest-bearing liabilities                  $ 279,738    $ 3,353     4.86%   $ 346,243    $ 4,225     4.95%
                                                       ----------------------------------------------------------------
    Non-interest bearing liabilities                        1,225                            1,706
    Demand deposits                                        51,896                           59,948
    Shareholders' equity                                   21,360                           22,335
                                                       -----------                      ----------
    Total average liabilities and shareholders'
      equity                                            $ 354,219                        $ 430,232
                                                       ===========                      ==========

    Tax equivalent net interest income                                 2,663                            2,903
                                                                 -----------                         --------
    Tax equivalent adjustment                                            --                             (27)
                                                                 -----------                         --------
    Net interest income                                                2,663                            2,876
                                                                 ===========                         ========
    Net interest rate spread                                                     2.40%                            2.47%
                                                                               -------                          -------
    Net interest margin on average earning assets                                3.21%                            3.02%
                                                       ----------------------------------------------------------------

     The following table presents the major factors by category that contributed to the changes in net interest income for the three months ended March 31, 2001 compared to the same period a year ago. Amounts have been computed on a full tax-equivalent basis, assuming a federal income tax rate of 34.0 percent.

    RATE VOLUME TABLE

                                                                 Increase (Decrease)
                                                      -----------------------------------------
                                                                   Due to Change in
                                                      -----------------------------------------
                                                         Volume          Rate          Total
                                                      -----------    -----------    -----------
    ASSETS
    Interest Earning Assets
       Commercial Loans                                $   (395)       $    30       $   (365)
       SBA Loans                                            387             22            409
       Mortgage Loans                                      (310)            13           (297)
       Consumer Loans                                    (1,190)           (53)        (1,243)
                                                      -----------    -----------    -----------
     Total Loans                                         (1,508)            12         (1,496)

     Available for sale securities                           50            (70)           (20)
     Held to maturity securities                            (35)            (5)           (40)
      Federal funds sold and interest bearing
      deposits                                              443              1            444
                                                      -----------    -----------    -----------
     Total Interest-earning assets                       (1,050)           (62)        (1,112)
                                                      -----------    -----------    -----------

     Interest bearing checking                               (7)           (51)           (58)
     High yield checking                                    (63)           (46)          (109)
     Savings deposits                                       (34)           (17)           (51)
     Time deposits                                         (460)           195           (265)
                                                      -----------    -----------    -----------
     Total Interest Bearing Deposits                       (564)            81           (483)
                                                      -----------    -----------    -----------
     Borrowings                                            (354)           (35)          (389)
                                                      -----------    -----------    -----------
     Total interest-bearing liabilities                    (918)            46           (872)
                                                      -----------    -----------    -----------
            Decrease in net interest income            $   (132)       $  (108)      $   (240)
                                                      ===========    ===========    ===========


     Net interest income was $2.7 million for the quarter compared to $2.9 million a year ago. The decline in net interest income was a result of the planned reduction in earning assets as a result of the Company's capital restoration plan. Net interest margin was 3.21 percent for the quarter compared to 3.02 percent a year ago. The Company's net interest margin, although improved from a year ago, continues to be negatively impacted by the declining interest rate environment and the high cost of time deposits, the majority of which will reprice this year.

     Average interest earning assets were $331.6 million for the three months ended March 31, 2001, a decrease of $52.9 million, compared to $384.6 million for the same period a year ago. The decreases in average earning assets occurred primarily due to a $86.2 million decrease in the average loan portfolio, partially offset by an increase of $30.0 million in average Federal funds sold. The rate earned on interest earning assets was 7.26 percent for the three months ended March 31, 2001, a decrease of 15 basis points from 7.41 percent for the three months ended March 31, 2000, resulting from higher balances in lower yielding assets, primarily federal funds sold. Interest income on average interest earning assets was $6.0 million for the quarter ended March 31, 2001, a decrease of $1.1 million from the same period a year ago. Of the $1.1 million decline, $1.0 million is related to the decline in average balances, and $0.1 million is related to the rates earned on these investments.

     Average loans amounted to $224.1 million for the three months ended March 31, 2001, a decrease of $86.2 million from the same period a year ago. Consumer, mortgage and commercial loans all decreased partially offset by an increase in SBA loans. The decrease in consumer and mortgage loan portfolios is due to loan sales in 2000 of $37.4 million and $43.0 million, respectively. The decrease in the commercial loan portfolio is due to prepayments exceeding new volume. The average rate earned on the loan portfolio was 7.99 percent, an increase of 27 basis points from the same period a year ago.

     Average investments amounted to $74.3 million for the three months ended March 31, 2001, virtually unchanged from the same period a year ago. The average rate earned on the investment portfolio was 6.08 percent, a decrease of 26 basis points from the same period a year ago.

     Average interest bearing liabilities were $279.7 million for the three months ended March 31, 2001, a decrease of $66.5 million, compared to $346.2 million for the same period a year ago. The decreases in average interest bearing liabilities occurred in both interest-bearing deposits and other debt. The rate paid on interest bearing liabilities was 4.86 percent, a decrease of 9 basis points from the same period a year ago. Interest expense amounted to $3.4 million for the quarter ended March 31, 2001, a decrease of $0.9 million from the same period a year ago. Of the $872 thousand decrease, $918 thousand is related to the decline in average balance, offset by $46 thousand related to the rates paid on these liabilities.

    Total interest-bearing deposits were $266.8 million, a decline of $43.1 million from the same period a year ago. The decline in interest-bearing deposits was as a result of sales of $48.0 million in deposits in December 2000 and the planned reduction of higher costing governmental time deposits. The rate paid on interest bearing deposits was 4.80 percent for the quarter ended March 31, 2001, an increase of 3 basis points from last year. The increase in rate was due to higher promotional rates of interest to attract deposits to newer branch locations. The promotional rates were offered on time deposits and Top Banana premium money market product due to the first quarter liquidity needs in 2000.

     Other debt was $12.9 million for the quarter ended March 31, 2001, a decrease of $23.5 million from the same period a year ago.

     Non-interest bearing deposits amounted to $51.9 million, 16.3 percent of total deposits, for the quarter ended March 31, 2001, unchanged from the same period a year ago. In December 2000, $6.3 million of non-interest bearing deposits were sold.

PROVISION FOR LOAN LOSSES

     The provision for loan losses totaled $150 thousand for the three months ended March 31, 2001, a decrease of $96 thousand, compared with $246 thousand for the same period a year ago. The provision for loan losses approximated net charge offs for the quarter ended March 31, 2001. The provision is based on management's assessment of the adequacy of the allowance for loan losses, described under the section titled Allowance for Loan Losses. Although non-performing loans have increased over the prior quarter the portfolio of classified loans declined. As such the current provision is appropriate under the assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME

     Non-interest income consists of service charges on deposits, loan and servicing fees, gains and losses on sales of securities and loans and other income. Non-interest income was $1.2 million for the three months ended March 31, 2001, an increase of $617 thousand, compared to the $544 thousand for the same period a year ago.

     Deposit service charges were $327 thousand for the three months ended March 31, 2001, an increase of $59 thousand, or 22.0 percent from the $268 thousand reported a year ago. Deposit service charges increased as a result of improved collection of non-sufficient and unavailable funds fees.

     Loan and servicing fees increased $25 thousand, to $291 thousand for the three months ended March 31, 2001, through growth of the serviced SBA loan portfolio.

    Gain (losses) on loan sales reflects the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees 75 percent to 85 percent of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $7.5 million in the first quarter of 2001, compared to $5.1 million in the first quarter of 2000. Gains on SBA loan sales were $402 thousand for the three months ended March 31, 2001, compared to $367 thousand for the same period a year ago. Prior period results also include a $731 thousand loss on the sale of adjustable rate mortgages, and gains on the sale of mortgages of $231 thousand from CMA.

     Security gains amounted to $34 thousand for the three months ended March 31, 2001, compared to the $1 thousand for the first quarter of 2000.

     Other non-interest income amounted to $107 thousand for the three months ended March 31, 2001, a decrease of $35 thousand as a result of the cancellation of life insurance policies during 2000. Other income for the quarter ended December 31, 2000, included a gain of $3.3 million on the sale of five branches and deposits.

NON-INTEREST EXPENSE

     Non-interest expense was $3.5 million for the three months ended March 31, 2001, a decrease of $1.4 million, or 27.7 percent from the same period a year ago. Prior period non-interest expenses include the operations of CMA and five additional branches. The reduction in non-interest expense is directly related to the dissolution of CMA, branch sales and improved expense control.

     Compensation and benefits expense was $1.6 million for the quarter ended March 31, 2001, a decrease of $673 thousand or 29.2 percent from the same period a year ago. The decrease is related to the reduction in the number employees and fewer branches.

     Occupancy expense was $413 thousand for the three months ended March 31, 2001, a decrease of $271 thousand or 39.6 percent from the same period a year ago. The decrease is related to the reduction in the number of branches due to the branch sales in the fourth quarter of 2000.

     Processing and communications expense was $482 thousand for the three months ended March 31, 2001, a decrease of $112 thousand or 18.9 percent from the same period a year ago. The decrease is related to the reduction in the number of branches due to the branch sales in the fourth quarter of 2000.

     Furniture and equipment expense was $263 thousand for the three months ended March 31, 2001, an increase of $200 thousand from the same period a year ago. Included in the March 31, 2000 furniture and equipment expense was a $300 thousand one-time credit received from a data processing vendor.

     Professional fees were $207 thousand for the three months ended March 31, 2001 a decrease of $81 thousand, or 28.1 percent from the same period a year ago. The decrease is related to the lower consulting fees.

     Deposit insurance was $224 thousand for the three months ended March 31, 2001 an increase of $177 thousand from the same period a year ago. The increase in deposit insurance premiums is the result of a higher risk classification assessed by the FDIC starting in mid 2000.

     Loan servicing expense was $75 thousand for the three months ended March 31, 2001, a decrease of $252 thousand from the same period a year ago. The decrease is a result of the Company billing the SBA for their share of collection costs on loans serviced on their behalf.

     Other expense was $248 thousand for the three months ended March 31, 2001, a decrease of $347 thousand or 58.3 percent from the same period a year ago. The decrease is the result of lower advertising expense and no amortization expense due to the write off $3.2 million in intangibles related to CMA in the forth quarter of 2000.

INCOME TAX EXPENSE

     In December 2000, the Company substantially increased the tax valuation reserve against deferred tax assets, which are dependent on future taxable income. As a result of the first quarter profit, the current tax expense reflects the reversal of tax valuation reserves. The current period tax expense represents state tax provision for the investment company.

                      FINANCIAL CONDITION AT MARCH 31, 2001

     Total assets at March 31, 2001, were $367.0 million compared to $409.7 million a year ago and $356.0 million from the year-end 2000. The decline in assets from a year ago was in accordance with the Company's capital restoration plan. The increases in assets from December 31, 2000, were the result of deposit generation primarily invested in securities available for sale and Federal funds sold.

INVESTMENT PORTFOLIO

                                                   March 2001                                 December 2000
                                  ------------------------------------------------------------------------------------------
(in thousands )                                 Gross      Gross     Estimated                 Gross       Gross   Estimated
                                  Amortized  Unrealized  Unrealized    Fair      Amortized   Unrealized  Unrealized   Fair
                                     Cost       Gains      Losses      Value       Cost        Gains      Losses     Value
                                  ------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
US Treasury                       $  6,339      $   2     $   --    $  6,340     $  7,097    $   --      $  (22)   $  7,075
US Government Agencies               6,905         96         (6)      6,996        9,067        24         (39)      9,052
Corporate Debt securities            2,910          -       (105)      2,805          964        --         (56)        908
Mortgage backed                     34,462        178       (194)     34,446       17,912         5        (275)     17,642
Federal Home Loan Bank stock         2,720         --         --       2,720        2,720        --          --       2,720
Equity                                 254         14        (79)        190          523        --        (111)        412
                                  ------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR
  SALE                            $ 53,590      $  290    $ (383)   $ 53,497     $ 38,283    $   29      $ (503)   $ 37,809
                                  ==========================================================================================
HELD TO MATURITY
US Government Agencies            $ 12,246      $   15    $ (236)   $ 12,025     $ 20,246    $   --      $ (620)   $ 19,626
Corporate Debt securities            1,012           9        --       1,021          --         --          --          --
Mortgage backed securities          12,408           9        (7)     12,410       12,782        --        (255)     12,527
                                  ------------------------------------------------------------------------------------------
TOTAL HELD TO MATURITY             $25,666      $   33    $ (243)   $ 25,456     $ 33,028    $   --        (875)     32,153
                                  ==========================================================================================


     Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment security portfolio is maintained for asset-liability management purposes, an additional source of liquidity, and as an additional source of earnings. The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 83 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral. As of March 31, 2001, $14.0 million of securities were required to be pledged for governmental deposits.

     Securities available for sale were $53.5 million at March 31, 2001, an increase of $15.7 million, or 41.5 percent from year-end 2000. During the quarter $19.3 million of securities available for sale were purchased, (predominately collateralized mortgage obligations) and funded by deposit generation and calls and maturities on securities held to maturity and securities available for sale.

     Securities held to maturity were $25.7 million at March 31, 2001, a decrease of $7.4 million or 22.3 percent from year-end 2000. The decline in held to maturity securities was a result of calls and maturities, and their reinvestment in the securities available for sale portfolio. As of March 31, 2001, and December 31, 2000 the market value of held to maturity securities was $25.5 million and $32.2 million, respectively. The improvement in the market value of the portfolios was primarily due to the declining interest rate environment.

LOAN PORTFOLIO

     The following table sets forth the classification of loans by major category at March 31, 2001, and December 31, 2000.

                     ---------------------------------------------------------
Loans By Type                  03/31/2001                     12/31/2000
------------------------------------------------------------------------------
                                          % of                            % of
                          Amount          Total           Amount         Total
                     --------------------------     --------------------------
SBA Loans               $   33,588        15.0%          $  30,177       13.3%
Commercial                  85,971        38.4%             88,375       39.1%
Mortgage                    76,026        33.9%             76,924       34.0%
Consumer                    28,363        12.7%             30,664       13.6%
                     --------------------------     --------------------------
  Total Loans           $  223,948       100.0%         $  226,140      100.0%
                     ===========================    ==========================

     The loan portfolio, which represents the Company's largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration ("SBA"), mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans decreased $2.2 million, or 0.97 percent to $223.9 million at March 31, 2001.

     SBA loans originated inside and outside of the Company's market place provide guarantees of between 75 percent and 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $33.6 million at March 31, 2001, an increase of $3.4 million from year-end 2000. The Company expects to continue to grow this portfolio in 2001.

     Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $86.0 million at March 31, 2001, a decrease of $2.4 million from year-end December 2000. The reduction in commercial loans for the quarter was a result of prepayments exceeding new originations.

     Mortgage loans consist of loans secured by residential property. These loans amounted to $76.0 million at March 31, 2001, a decrease of $900 thousand from year-end December 2000. Residential mortgages are no longer being originated for the portfolio. In the fourth quarter of 2000, the Company established a relationship with First Hallmark Mortgage, under which First Hallmark will table fund loan originations for resale. There are no incremental costs incurred by the Company as a result of this relationship.

     Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $28.4 million at March 31, 2001 a decrease of $2.3 million from year-end December 2000. The decrease in the consumer loan portfolio was primarily the result of auto loan pay-downs.

     The following table sets forth the repricing of loans for the period ended March 31, 2001.

                    ------------------------------------------------------------
                     Within 1 Year    1 - 5 Years     After 5 Years       Total
                    ------------------------------------------------------------
SBA loans                33,588              --              --          33,588
Commercial loans         44,984           34,826           6,161         85,971
Mortgage loans            2,440           70,054           3,532         76,026
Consumer loans           17,178           10,007           1,178         28,363
                    ------------     ------------     -----------   ------------
  Total loans          $ 98,190        $ 114,887        $ 10,871      $ 223,948
                    ============     ============     ===========   ============

ASSET QUALITY

     Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan. A borrower's inability to pay its obligations according to the contractual terms can create the risk of past due loans and ultimately credit losses, especially on collateral deficient loans.

     Non-performing loans consist of loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectibility of principal and interest according to the contractual terms is in doubt, and loans past due 90 days or greater, still accruing interest. Management has evaluated the loans past due 90 days or greater and still accruing interest and determined that they are well collateralized and in the process of collection. The majority of loans 90 days past due and still accruing interest are loans where customers continue to make the monthly principal and interest payments. The loans have matured and are pending renewal. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

     Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins upon the origination of a loan with a borrower. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval. The loan portfolio is then subject to ongoing internal reviews for credit quality.

     The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended March 31, 2001 and 2000, and December 31, 2000:

                                                          ----------------------------------------------------------
   Nonperforming loans
   (In thousands)                                           March 31, 2001      December 31, 2000     March 31, 2000
                                                          ----------------------------------------------------------
   Nonaccrual by category
   Commercial                                                     $ 2,098              $ 2,064              $ 1,403
   Real Estate                                                      1,250                  807                  214
   Consumer                                                            28                   32                  --
   -----------------------------------------------------------------------------------------------------------------
   Total                                                            3,376                2,903                1,617
   =================================================================================================================
   Past Due 90 days or more and still accruing interest
   Commercial                                                         845                  578                  650
   Real Estate                                                      1,480                  694                  448
    Consumer                                                           14                  --                    14
   -----------------------------------------------------------------------------------------------------------------
   Total                                                            2,339                1,272                1,112
   =================================================================================================================
   Total Non Performing Loans                                       5,715                4,175                2,729
   =================================================================================================================
   OREO Property                                                      427                  142                  758
   -----------------------------------------------------------------------------------------------------------------
   Total Non-Performing Assets                                    $ 6,142              $ 4,317              $ 3,487
   =================================================================================================================

   Non-Performing assets to total assets                            1.67%                 1.21%                0.85%

   Non-Performing assets to loans and OREO                          2.74%                 1.91%                1.21%

   Allowance for loans losses as a
     percentage of non-performing loans                            45.41%                61.27%               87.47%
                                                          ----------------------------------------------------------

     Nonaccrual loans amounted to $3.4 million at March 31, 2001, an increase of $0.4 million from $2.9 million at year-end 2000. Included in nonaccrual loans are $0.7 million of loans guaranteed by the SBA. Loans 90 days or more past due increased $1.0 million from $1.3 million at December 31, 2000 to $2.3 million at March 31, 2001. The majority of loans 90 days past due and still accruing interest are loans where customers continue to make the monthly principal and interest payments. The loans have matured and are pending renewal and the Bank has adequate liquidity to fund these loans.

     Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are not included in non-performing loans as they continue to perform. Potential problem loans, which consist primarily of commercial loans, were $0.1 million and $0.3 million at March 31, 2001 and December 31, 2000 respectively.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level deemed sufficient by management to absorb estimated credit losses as of the balance sheet date. Management utilizes a standardized methodology to assess the adequacy of the allowance for loan losses. This process consists of the identification of specific reserves for identified problem loans based on loan grades and the calculation of general reserves based on minimum reserve levels by loan type. Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically by an independent credit review function and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and to quantify the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected and loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process, which includes the determination of the adequacy of the allowance for loan losses, is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

     Provisions charged to expense increase the allowance and the allowance is reduced by net charge-offs (i.e., loans judged to be not collectable are charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate to provide for potential losses, future additions to the allowance may be necessary based upon certain factors including obtaining updated financial information about the borrower's financial condition and changes in market conditions. In addition, various regulatory agencies periodically review the adequacy of the allowance for loan losses. These agencies have in the past and may in the future require the Bank to make additional adjustments based on their judgments about information available to them at the time of their examination.

     The allowance for loan losses totaled $2.5 million, $2.6 million, and $2.4 million at March 31, 2001, December 31, 2000, and March 31, 2000, respectively with resulting allowance to total loan ratios of 1.14 percent, 1.13 percent and
0.83 percent respectively. The increase in the ratios between March 31, 2001 and March 31, 2000 is due to the decrease in the loan portfolios, through the 2000 sales.

The following is the allocation of the allowance for loan losses by loan type at March 31, 2001, and December 31, 2000.

                            ---------------------------------------------------------------------
                                        March, 2001                      December 2000
                            ---------------------------------------------------------------------
(In thousands)                             % of         % of                   % of       % of
                              Amount     Allowance    All Loans   Amount    Allowance   All Loans
-------------------------------------------------------------------------------------------------
Balance Applicable to:
SBA loans                     $   684       26.8%       15.0%    $   506       19.8%      13.3%
Commercial loans                1,340       52.6%       38.4%      1,522       59.5%      39.1%
Mortgage loans                    229        9.0%       33.9%        233        9.1%      34.0%
Consumer loans                    297       15.7%       12.7%        297       11.6%      13.6%
                            ---------------------------------------------------------------------
Total                         $ 2,550      100.0%      100.0%    $ 2,558      100.0%     100.0%
=================================================================================================

     The following is a reconciliation summary of the allowance for loan losses for March 31, 2001 and 2000 and December 31, 2000:

                                                --------------------------------------------------------
Allowance  for Loan Loss Activity
 (In thousands)                                   March 31,2001     December 31, 2000     March 31, 2000
                                                --------------------------------------------------------
Balance at beginning of year                          $ 2,558             $ 2,545              $ 2,173
Charge-offs:
    Commercial and industrial                             185                 222                   --
    Real estate                                            --                  --                   --
    Consumer                                                3                  60                   43
                                                --------------------------------------------------------
Total Charge-offs                                         188                 282                   43
Recoveries:
     Commercial and industrial                             20                   4                    1
     Real estate                                            9                   1                   --
     Consumer                                               1                  --                   10
                                                --------------------------------------------------------
Total recoveries                                           30                   5                   11
                                                --------------------------------------------------------
Total net charge-offs                                     158                 277                   32
                                                --------------------------------------------------------
Provision charged to expense                              150                 290                  246
                                                --------------------------------------------------------
Balance of allowance at end of year                   $ 2,550             $ 2,558              $ 2,387
                                                ========================================================
 Net charge-offs to average loans outstanding            0.04%               0.48%                0.01%
Allowance to total loans                                 1.14%               1.13%                0.85%
                                                --------------------------------------------------------


DEPOSITS

     Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company's funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the March 31, 2001 quarter, the Company realized continued growth in deposits. This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing. The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

     Total deposits increased $10.8 million, or 3.4 percent, to $331.1 million at March 31, 2001 from $320.3 million at December 31, 2000. The increase in deposits was primarily the result of a $9.6 million increase in time deposits totaling $139.9 million at March 31, 2001 compared to $130.3 million at December 31, 2000.

     Non-interest bearing demand deposits remained relatively unchanged, totaling $53.0 million at March 31, 2001 compared to $53.1 million at December 31, 2000, representing 16.0 percent of total deposits at March 31, 2001. Interest bearing and saving deposits increased $1.3 million.

The maturity distribution of time deposits for March 31, 2001 is as follows:

                         Within        1 to 2        2 to 3        3 to 4        Over
                         1 year        years         years         years       4 years
                        --------      -------       -------        ------      --------
$100,000, or more       $ 37,546      $ 2,660       $   906        $   --       $   --
Less than $100,000      $ 79,885      $10,548       $ 7,509        $  476       $  358


BORROWINGS

The following table is the period-end and average balance of FHLB borrowings for the periods ended March 31, 2001, and December 31, 2000.

                               March 31, 2001          December 31, 2000
                          ----------------------    ----------------------
(In thousands)               Amount       Rate         Amount       Rate
                          ----------    --------    ----------     -------
Period end balance         $ 10,000       4.92%      $ 10,000       4.92%
Average balance            $ 10,000       4.92%        $1,413       4.92%


     Borrowings, primarily from the Federal Home Loan Bank ("FHLB"), amounted to $12.9 million at March 31, 2001, unchanged from year-end 2000. Included in other debt are obligations under capital leases.

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

    The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company's variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points, is a decline of 1.2 percent in a rising rate environment and a decline of 0.8 percent in a falling rate environment. Both variances are within the board-approved guidelines of +/- 3.00 percent. At December 31, 2000 the economic value of equity with rate shocks of 200 basis points was a decline of 1.5 percent in a rising rate environment and a decline of 0.08 percent in a falling rate environment.

OPERATING, INVESTING, AND FINANCING CASH

     Cash was $16.0 million at March 31, 2001, an increase of $2.3 million from December 31, 2000. Net cash provided by operating activities, amounted to $2.1 million, primarily due to a $1.8 million tax refund. Net cash used in investing activities amounted to $10.6 million, primarily from the funding of the loan portfolio, increased investment in securities available for sale and fed funds, partially offset by maturities of securities and proceeds of loan sales. Net cash provided by financing activities, amounted to $10.8 million for the quarter ended March 31, 2001, attributable to deposit growth.

LIQUIDITY

     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

HOLDING COMPANY

     The principal source for funds for the holding company is dividends paid by the Bank. The Bank is currently restricted from paying dividends to the holding company. At March 31, 2001, the Holding Company had $955 thousand in cash and $190 thousand in marketable securities. At March 31, 2001, the holding company has accumulated $518 thousand of dividend payments in arrears on its preferred stock.

CONSOLIDATED BANK

     Liquidity is a measure of the ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The principal sources of funds are deposits, scheduled amortization and repayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Total deposits amounted to $331.1 million as of March 31, 2001. At March 31, 2001, $17.9 million was available for additional borrowings from the FHLB of New York. Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $36.5 million at March 31, 2001.

     As of March 31, 2001 deposits included $30.5 million of Government deposits, as compared to $31.7 million at December 31, 2000. These deposits are generally short in duration, and are very sensitive to price competition. The Company has significantly reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate. Included in the portfolio are $23.7 million of deposits from two municipalities. The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company. At March 31, 2001, the Bank had approximately $47.9 million of loan commitments, which will generally either expire or be funded within one year.

CAPITAL

     A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.

     In addition to the risk-based guidelines, regulators require that a bank which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent. For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process. The Company and the Bank entered into stipulations and agreements with each of their respective regulators on July 18, 2000 because of losses and failure to meet minimum federal risk-based capital requirements and the New Jersey Department of Banking and Insurance's required 6.0 percent leverage ratio, required in connection with the Bank's 1999 branch expansion.

     In accordance with the capital plan, in 2000, the Company raised a net $4.9 million of a newly created class of preferred stock, without Securities and Exchange Commission registration, and reduced its financial assets through sales of loan and deposit portfolios. The Company and the Bank have met the federal minimum risk-based capital requirements since the March 2000 preferred stock offering. The Bank has until December 2001 to achieve the 6.0 percent Tier 1 leverage ratio required by the New Jersey Department of Banking and Insurance. Both the Company and the Bank believe that they are in compliance with all other provisions of the agreements. As of March 31, 2001, the Company has $518 of dividends in arrears on its preferred stock.

The Company's capital amounts and
ratios are presented in the following table.

                               -------------------------------------------------------------------------------------------
                                                                                                To Be Well Capitalized
                                                                      For Capital           Under Prompt Corrective Action
                                            Actual                 Adequacy Purposes                  Provisions
                               -------------------------------------------------------------------------------------------
(In thousands)                       Amount           Ratio          Amount        Ratio         Amount              Ratio
                                    --------         ------      ------------      -----       ------------         ------
AS OF MARCH 31, 2001
                               -------------------------------------------------------------------------------------------
Leverage Ratio                      $ 21,696          6.12%      >=  $ 14,171       4.00%      >=  $ 17,714          5.00%
                               -------------------------------------------------------------------------------------------
Tier I risk-based ratio             $ 21,696          9.79%      >=  $  8,961       4.00%      >=  $ 13,292          6.00%
                               -------------------------------------------------------------------------------------------
Total risk-based ratio              $ 24,246         10.94%      >=  $ 17,723       8.00%      >=  $ 22,154         10.00%
                               -------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000
                               -------------------------------------------------------------------------------------------
Leverage Ratio                      $ 21,539          5.50%      >=  $ 15,670       4.00%      >=  $ 19,474          5.00%
                               -------------------------------------------------------------------------------------------
Tier I risk-based ratio             $ 21,539          9.61%      >=  $  8,961       4.00%      >=  $ 13,442          6.00%
                               -------------------------------------------------------------------------------------------
 Total risk-based ratio             $ 24,097         10.76%      >=  $ 17,922       8.00%      >=  $ 22,403         10.00%
                               -------------------------------------------------------------------------------------------


The Bank's capital amounts and ratios are presented in the following table.

                               -------------------------------------------------------------------------------------------
                                                                                                To Be Well Capitalized
                                                                      For Capital           Under Prompt Corrective Action
                                            Actual                 Adequacy Purposes                  Provisions
                               -------------------------------------------------------------------------------------------
(In thousands)                       Amount           Ratio          Amount        Ratio         Amount              Ratio
                                    --------         ------      ------------      -----       ------------         ------
AS OF MARCH 31, 2001-
                               -------------------------------------------------------------------------------------------
Leverage Ratio (a)                  $ 20,508          5.80%      >=  $ 14,151       4.00%      >=  $ 17,689          5.00%
                               -------------------------------------------------------------------------------------------
Tier I risk-based ratio             $ 20,508          9.27%      >=  $  8,848       4.00%      >=  $ 13,272          6.00%
                               -------------------------------------------------------------------------------------------
Total risk-based ratio              $ 23,058         10.42%      >=  $ 17,696       8.00%      >=  $ 22,120         10.00%
                               -------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000-
                               -------------------------------------------------------------------------------------------
Leverage Ratio (a)                  $ 20,394          5.24%      >=  $ 15,579       4.00%      >=  $ 19,474          5.00%
                               -------------------------------------------------------------------------------------------
Tier I risk-based ratio             $ 20,394          9.12%      >=  $  8,946       4.00%      >=  $ 13,419          6.00%
                               -------------------------------------------------------------------------------------------
Total risk-based ratio              $ 22,952         10.26%      >=  $ 17,892       8.00%      >=  $ 22,365         10.00%
                               -------------------------------------------------------------------------------------------

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

     Shareholders' equity increased $0.4 million, 1.7 percent, to $21.7 million at March 31, 2001 compared to $21.3 million at December 31, 2000. This increase was the result of the $128 thousand net operating profit before unpaid preferred stock dividend for the first quarter of 2001 and $238 thousand of accumulated other comprehensive income, as a result of appreciation in the securities portfolio. As of March 31, 2001, $518 thousand of preferred dividends were in arrears. The Company is under agreements with bank regulatory agencies to defer making any dividend payments on either its common or preferred stock.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the operations. Unlike most industrial companies, nearly all the Company's assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Looking ahead

    This report contains certain forward-looking statements; either expressed or implied, which are provided to assist the reader to understand anticipated future financial performance. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions made by management. Factors that may cause actual results to differ from those results expressed or implied include, but are not limited to, the interest rate environment and the overall economy, the ability of customers to repay their obligations, the adequacy of the allowance for loan losses, including realizable collateral valuations, charge offs and recoveries, competition and technological changes. Although management has taken certain steps to mitigate any negative effect of the above-mentioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse affect on profitability.


ITEM III  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2001, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Form 10-KSB. See the interest rate sensitivity table in Management's discussion and analysis under the section Net interest income.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The company does not believe that any existing legal claims or proceedings will have a material impact on the Company's financial position, although they could have a material impact on the Company's results of operations.

     On August 14, 2000, Robert J. Van Volkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company. In February 2001, Mr. Van Volkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. The Company intends to vigorously defend itself from any claims for payment under the agreements. Counsel has advised the Company it has strong defenses to any such claims by Mr. Van Volkenburgh and he is not likely to succeed in this regard. No discovery has taken place. The Company's position is based upon what it knows as of this date and is subject to change if future developments warrant it.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities

     As of March 31, 2001, the Company has $518 of dividends in arrears on its 10 percent cumulative preferred stock. Under regulatory guidelines the Company is prohibited from making dividend payments and based upon the Company's current financial condition it does not expect to make dividend payments for the foreseeable future.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K

         (a) Exhibits
                None

         (b) Reports

                Item 5 - The Registrant issued a press release on February 27,
             2001, announcing the Registrant's fourth quarter and year-end 2000 financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            UNITY BANCORP, INC.


Dated:  May 15, 2001                        By: /s/ JAMES A. HUGHES
                                                ------------------------
                                                JAMES A. HUGHES,
                                                Executive Vice President and
                                                Chief Financial Officer