Form 10-Q
period 2001-06-30
UNITY BANCORP INC /DE/
filed 2001-08-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

                         Commission file number 1-12431

                               UNITY BANCORP, INC.
                               -------------------
             (Exact Name of registrant as specified in its charter)

          Delaware                                              22-3282551
-------------------------------------                        ----------------
 (State or other jurisdiction                                (I.R.S. employer
 of incorporation or organization)                          identification no.)

64 Old Highway 22, Clinton, Nj                                    08809
------------------------------------                         ----------------
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (908) 730-7630

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of each of the registrant's classes of common equity stock, as of July 31, 2001: Common stock, no par value: 4,818,117 shares outstanding

                                                                          PAGE #
                                                                          ------

PART I   -  CONSOLIDATED FINANCIAL INFORMATION

ITEM I   -  Consolidated Financial Statements (unaudited)
               Consolidated Statements of Financial Condition
               at June 30, 2001, 2000 and December 31, 2000                  2

               Consolidated Statements of Operations for the three and
               six months ended June 30, 2001 and 2000                       3

               Consolidated Statements of Changes in Shareholders' Equity
               for the six months ended June 30, 2001 and 2000               4

               Consolidated Statements of Cash Flows
               for the six months ended June 30, 2001 and 2000               5

               Notes to the Consolidated Financial Statements                6

ITEM II  -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   10

ITEM III -  Quantitative and Qualitative Disclosures about Market Risk      26

PART II  -  OTHER INFORMATION

ITEM 1      Legal Proceedings                                               26
ITEM 2      Changes in Securities and Use of Proceeds                       26
ITEM 3      Defaults upon Senior Securities                                 26
ITEM 4      Submission of Matters to a Vote of Security Holders             27
ITEM 5      Other Information                                               27
ITEM 6      Exhibits and Reports on Form 8-K                                27
            Exhibit Index

SIGNATURES                                                                  28

                               UNITY BANCORP, INC
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

(IN THOUSANDS)                                                              06/30/01        12/31/00        06/30/00
                                                                           ---------       ---------       ---------
ASSETS
Cash and due from banks                                                    $  13,416       $  13,740       $  26,245
Federal funds sold                                                             8,000          31,500           8,000
Securities - available for sale                                               63,185          37,809          38,322
Securities - held to maturity                                                 26,031          33,028          33,670
                                                                           ---------       ---------       ---------
   Total securities                                                           89,216          70,837          71,992

SBA loans held for sale                                                        8,056           6,741           6,796
SBA loans                                                                     29,268          23,436          17,475
Commercial loans                                                              93,323          88,375         101,422
Mortgage loans                                                                79,198          76,924          77,962
Consumer loans                                                                27,828          30,664          82,592
                                                                           ---------       ---------       ---------
     Total loans                                                             237,673         226,140         286,247
Allowance for loan losses                                                      2,664           2,558           2,466
                                                                           ---------       ---------       ---------
        Net loans                                                            235,009         223,582         283,781
Premises and equipment, net                                                    8,997           9,380          11,612
Accrued interest receivable                                                    2,564           2,836           3,139
Other assets                                                                   1,968           4,128          12,937
                                                                           ---------       ---------       ---------
            Total assets                                                   $ 359,170       $ 356,003       $ 417,706
                                                                           =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
  Non-interest bearing                                                     $  58,343       $  53,108       $  60,993
  Interest bearing checking                                                  109,127         106,263         124,871
  Savings deposits                                                            31,558          30,634          36,528
  Time deposits                                                               88,710          95,111         106,486
  Time, $100,000 and over                                                     35,090          35,202          55,930
                                                                           ---------       ---------       ---------
      Total deposits                                                         322,828         320,318         384,808
Other debt                                                                    12,895          12,899           3,854
Accrued interest payable                                                         934             667           1,187
Accrued expense and other liabilities                                            612             805           2,548
                                                                           ---------       ---------       ---------
          Total liabilities                                                $ 337,269       $ 334,689       $ 392,397
                                                                           ---------       ---------       ---------
Commitments and contingencies
Shareholders' equity
Preferred stock, class A, 10%, cumulative and convertable
104 shares authorized, issued and outstanding at
June 30,2001, December 31, 2000 and June 30, 2000                              4,929           4,929           4,929
  Common stock, no par value, 7,500 shares authorized                         26,234          26,234          26,234
  Treasury stock, at cost, 157 shares                                         (1,762)         (1,762)         (1,762)
  Retained deficit                                                            (7,463)         (7,793)         (3,136)
  Accumulated other comprehensive loss                                           (37)           (294)           (956)
                                                                           ---------       ---------       ---------
Total Shareholders' Equity                                                 $  21,901       $  21,314       $  25,309
                                                                           ---------       ---------       ---------
Total Liabilities and Shareholders' Equity                                 $ 359,170       $ 356,003       $ 417,706
                                                                           =========       =========       =========

Issued common shares                                                           3,864           3,864           3,864
Outstanding common shares                                                      3,707           3,707           3,707

See accompanying notes to the consolidated financial statements.

                               UNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                                   -------------------       ---------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            2001         2000          2001          2000
                                                                   ------      -------       -------      --------
INTEREST INCOME:
Fed funds sold and interest on deposits                            $  379      $   119       $   833      $    129
Securities:
   Available for sale                                                 922          646         1,579         1,296
   Held to maturity                                                   366          507           839         1,020
                                                                   ------      -------       -------      --------
     Total securities                                               1,288        1,153         2,418         2,316

Loans:
   SBA loans                                                          806          604         1,657         1,046
   Commercial loans                                                 1,900        2,305         3,785         4,555
   Mortgage loans                                                   1,086        1,123         2,225         2,559
   Consumer loans                                                     486        1,664         1,043         3,464
                                                                   ------      -------       -------      --------
     Total loan interest income                                     4,278        5,696         8,710        11,624
                                                                   ------      -------       -------      --------
Total interest income                                               5,945        6,968        11,961        14,069
                                                                   ------      -------       -------      --------
INTEREST EXPENSE:
   Interest bearing checking                                          828        1,331         1,801         2,471
   Savings deposits                                                   182          208           360           437
   Time deposits                                                    1,929        2,416         3,936         4,688
                                                                   ------      -------       -------      --------
     Total deposit interest expense                                 2,939        3,955         6,097         7,596
   Borrowings                                                         193           91           388           675
                                                                   ------      -------       -------      --------
Total interest expense                                              3,132        4,046         6,485         8,271
                                                                   ------      -------       -------      --------
Net interest income                                                 2,813        2,922         5,476         5,798
Provision for loan losses                                             150           90           300           336
                                                                   ------      -------       -------      --------
Net interest income after provision for loan losses                 2,663        2,832         5,176         5,462
                                                                   ------      -------       -------      --------
NON-INTEREST INCOME:
   Deposit service charges                                            322          273           649           541
   Loan and servicing fees                                            310          301           601           567
   Net gains on loan sales                                            650        1,523         1,052         1,390
   Net security gains                                                  --            4            34             5
   Other income                                                       158          337           265           479
                                                                   ------      -------       -------      --------
Total non-interest income                                           1,440        2,438         2,601         2,982
                                                                   ------      -------       -------      --------
NON-INTEREST EXPENSE:
   Compensation and benefits                                        1,683        2,644         3,311         4,945
   Occupancy                                                          424          677           837         1,361
   Processing and communications                                      520          563         1,002         1,157
   Furniture and equipment                                            270          399           533           462
   Professional fees                                                  205          375           412           663
   Deposit insurance                                                  200           44           424            91
   Loan servicing costs                                                64          191           139           518
   Other expenses                                                     530          789           778         1,384
                                                                   ------      -------       -------      --------
Total non-interest expense                                          3,896        5,682         7,436        10,581
                                                                   ------      -------       -------      --------
Net income (loss) before provision (benefit) for income taxes      $  207      $  (412)          341      $ (2,137)
Provision (benefit) for income taxes                                    5         (173)           11          (882)
                                                                   ------      -------       -------      --------
NET INCOME (LOSS)                                                  $  202      $  (239)      $   330      $ (1,255)
                                                                   ======      =======       =======      ========
Preferred stock dividends - paid and unpaid                           131          131           260           156
                                                                   ------      -------       -------      --------
Net income (loss) to common shareholders                           $   71      $  (370)      $    70      $ (1,411)
                                                                   ======      =======       =======      ========

Net income (loss) per common share - Basic                         $ 0.02      $ (0.10)      $  0.02      $  (0.38)

Net income (loss) per common share - Diluted                         0.02        (0.10)         0.02         (0.38)

Weighted average shares outstanding - Basic                         3,707        3,707         3,707         3,707
Weighted average shares outstanding - Diluted                       3,739        3,707         3,720         3,707

See accompanying notes to the consolidated financial statements.

                               UNITY BANCORP, INC
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                              Accumulated
                                                                                                 Other          Total
(IN THOUSANDS)                            Preferred      Common      Treasury     Retained   Comprehensive  Shareholders'
                                            Stock         Stock       Stock       Earnings       (Loss)         Equity
                                          ---------      ------      --------     --------   -------------  -------------
Balance, December 31, 1999                 $    --       $26,224      $(1,762)      $(1,856)      $(814)      $ 21,792
Comprehensive loss:
Net Loss                                        --            --           --        (1,255)         --         (1,255)
Unrealized holding loss on securities
  arising during the period, net of
  tax $55                                       --            --           --            --        (142)          (142)
                                                                                                  -----       --------
Total comprehensive loss                                                                                        (1,397)
Issuance of common stock, 2 thousand
  shares                                        --            10           --            --          --             10
Preferred stock dividends paid                  --            --           --           (25)         --            (25)
Issuance of preferred stock                  4,929                                                               4,929
                                           -------       -------      -------       -------       -----       --------
Balance, June 30, 2000                     $ 4,929       $26,234      $(1,762)      $(3,136)      $(956)      $ 25,309
                                           =======       =======      =======       =======       =====       ========

Balance, December 31, 2000                 $ 4,929       $26,234      $(1,762)      $(7,793)      $(294)      $ 21,314
Comprehensive income:
Net Income                                      --            --           --           330          --            330
Unrealized holding gain on securities
  arising during the period, net of
  tax $152                                      --            --           --            --         257            257
                                                                                                  -----       --------
Total comprehensive income                      --            --           --            --          --            587
                                           -------       -------      -------       -------       -----       --------
Balance, June 30, 2001                     $ 4,929       $26,234      $(1,762)      $(7,463)      $ (37)      $ 21,901
                                           =======       =======      =======       =======       =====       ========

See accompanying notes to the consolidated financial statements.

                               UNITY BANCORP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------------
     (IN THOUSANDS)                                                          2001           2000
                                                                           --------       --------
Operating activities:
   Net income (loss)                                                       $    330       $ (1,255)

   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Provision for loan losses                                                  300            336
     Depreciation and amortization                                              462            629
     Net gain on sale of securities                                             (34)            (5)
     Gain on sale of loans                                                   (1,052)        (1,390)
     Loss on sale of fixed assets                                                --              8
     Net change in other assets and liabilities                               2,726          1,410
                                                                           --------       --------
          Net cash provided by (used in) operating activities                 2,732           (267)
                                                                           --------       --------
Investing activities:
   Purchases of securities held to maturity                                  (9,292)            --
   Purchases of securities available for sale                               (38,606)           (45)
   Maturities and principal payments on securities held to maturity          16,343            580
   Maturities and principal payments on securities available for sale        13,279          1,546
   Proceeds from sale of securities available for sale                          344             52
   Proceeds from sale of loans, net                                          17,193         54,075
   Purchase of loans                                                         (8,554)            --
   Net increase in loans                                                    (19,678)       (16,585)
   Purchases in premises and equipment                                          (91)          (174)
   Proceeds from the sale of fixed assets                                        --             11
   Proceeds from sale of OREO property                                           --            747
                                                                           --------       --------
     Net cash (used in)  provided by investing activities                   (29,062)        40,207
                                                                           --------       --------
Financing activities:
   Increase in deposits                                                       2,510         27,270
   Decrease in borrowings                                                        (4)       (53,000)
   Proceeds from the issuance of common stock                                    --             10
   Proceeds from preferred stock offering, net                                   --          4,929
   Dividends on preferred stock                                                  --            (25)
                                                                           --------       --------
     Net cash provided by (used in) financing activities                      2,506        (20,816)
                                                                           --------       --------
Decrease in cash and cash equivalents                                       (23,824)        19,124
Cash and cash equivalents at beginning of year                               45,240         15,121
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 21,416       $ 34,245
                                                                           ========       ========
   Supplemental disclosures:
   Cash:
        Interest paid                                                      $  6,218       $  8,259
   Non-Cash investing activities:
        Transfer of loan to Other Real Estate Owned                             364            141

See accompanying notes to the consolidated financial statements.

                               UNITY BANCORP, INC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank", or when consolidated with the Parent Company, the "Company"), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, "we" and "us" and "our" refer to Unity Bancorp Inc and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-KSB.

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

      On August 14, 2000, Robert J. Van Volkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company. In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. The Company intends to vigorously defend itself from any claims for payment under the agreements. Management believes the Company has strong defenses to any such claims by Mr. VanVolkenburgh and he is not likely to succeed in this regard. No discovery has taken place. The Company's position is based upon what it knows as of this date and is subject to change if future developments warrant it.

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

      The Company and the Bank entered into stipulations and agreements with each of their respective regulators on July 18, 2000 because of among other reasons operating losses and failure to meet minimum federal risk-based capital requirements and the New Jersey Department of Banking and Insurance's required
6.0 percent leverage ratio, required in connection with the Bank's 1999 branch expansion.

      In accordance with the capital plan, in 2000, the Company raised a net $4.9 million of a newly created class of preferred stock, without Securities and Exchange Commission registration, and reduced its financial assets through sales of loan and deposit portfolios. The Company and the Bank have met the federal minimum risk-based capital requirements since the March 2000 preferred stock offering. The Bank has until December 2001 to achieve the 6.0 percent Tier 1 leverage ratio required by the New Jersey Department of Banking and Insurance. Both the Company and the Bank believe that they are in compliance with all other provisions of the agreements. As of June 30, 2001, the Company has $647 thousand of dividends in arrears on its preferred stock. However, subsequent to quarter end, the Company consummated an exchange offer pursuant to which shares of the outstanding Series A Preferred stock were exchanged for common stock and dividend arrears of $627 were settled in exchange for additional shares of common stock. See Note 6. "Subsequent events"

NOTE 4. EARNINGS PER SHARE

      The following is a reconciliation of the calculation of basic and dilutive earnings (loss) per share. Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.

-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                Three Months ended June 30,       Six Months ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                           2001         2000               2001           2000
-----------------------------------------------------------------------------------------------------------------
Net Income (loss)  to common shareholders                $   71      $  (370)            $   70      $  (1,411)
=================================================================================================================
Basic weighted-average common shares outstanding          3,707        3,707              3,707          3,707
Plus: Common stock equivalents                               32           --                 13             --
-----------------------------------------------------------------------------------------------------------------
Diluted weighted -average common shares outstanding       3,739        3,707              3,720          3,707
=================================================================================================================
Net Income (loss) per Common share:
Basic                                                    $ 0.02      $ (0.10)            $ 0.02      $   (0.38)
Diluted                                                    0.02        (0.10)              0.02          (0.38)
-----------------------------------------------------------------------------------------------------------------

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. The provisions of SFAS No. 140 are effective for transactions entered into after June 30, 2001, companies with calendar year fiscal year ends that hold beneficial interest from previous securizations were required to make additional disclosures in their December 31, 2000 financial statements. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

NOTE 6. SUBSEQUENT EVENTS

      Unity Bancorp, Inc. reported that on July 13, 2001, it had concluded its exchange offer for shares of its Series A Preferred Stock, with 94 percent of the 103.5 thousand shares converting to common stock. Under the terms of the exchange offer, 10.1 shares of common stock and 10.1 common stock purchase warrants were issued for each share of Series A Preferred Stock. Each warrant will allow the holder to purchase one share of common stock at an exercise price of $5.50 for a fifteen-month period ending October 16, 2002. In addition, one share of common stock and one common purchase warrant were issued in full satisfaction of each $4.95 of accrued but unpaid dividends on each share of Series A Preferred Stock tendered. Approximately $627 thousand of unpaid dividends were settled in the exchange offer. Under the terms of the exchange offer, approximately 1.1 million shares of common stock and 1.1 million warrants were issued, for 97.5 thousand shares of tendered Series A Preferred Stock and the related unpaid dividend. Six thousand shares of Series A Preferred Stock remains outstanding. As a result of the exchange, the Company will record approximately $1.8 million non-cash dividend, representing the value of the additional consideration transferred in the transaction over the fair value of securities issuable pursuant to the original terms in the third quarter of 2001. This dividend has no impact on total capital, but will impact earnings per common share in the third quarter of 2001.

                                     ITEM II
                               UNITY BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words a "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential". Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp Inc.'s interest rate spread or other income anticipated from operations and investments.

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

      In the second half of 1999, the Company incurred certain losses which, combined with the Company's asset growth, caused both the Bank's and the Company's capital ratios to fall below levels required under federal regulation. As a result of the capital deficiency, in the first quarter of 2000, the Company and the Bank entered into a Memoranda of Understanding with their primary regulatory agencies. However, due to continued losses through the first two quarters of 2000, among other reasons, the Bank and the Company entered into stipulations and agreements with each of their respective regulators on July 18, 2000. Under these agreements, the Bank and the Company were each required to take a number of affirmative steps including: hiring an outside consulting firm to review their respective management structures, adopt strategic and capital plans which will increase the Bank's leverage ratio to 6.00 percent or above by December 31, 2001, review and adopt various policies and procedures, adopt programs with regard to the resolution of certain criticized assets, and provide ongoing reporting to the various regulatory agencies with regard to the Bank's and Company's progress in meeting the requirements of the agreements. The agreements require the Bank and Company to establish a compliance committee to oversee the efforts in meeting all requirements of the agreements, and prohibit the Bank from paying a dividend to the Company and the Company from paying dividends on its common or preferred stock, without regulatory approval. As of June 30, 2001, the Bank and the Company believe they are in compliance with the requirements of the agreements.

As a result of the Company's restructuring efforts in 2000, the Company and the Bank exceeded the "well capitalized" designation for all federal capital ratios at June 30, 2001. The Bank is still subject to an order from the New Jersey Commissioner of Banking and Insurance, under which it is required to maintain a tier 1 leverage capital ratio of 6.0 percent. The stipulations and agreements the Company and the Bank have entered into with their respective Federal Regulators also require the Bank to satisfy this requirement. The Bank did not meet the 6.0 percent capital requirement imposed under its stipulations and agreements at June 30, 2001. The Company is continuing to work towards increasing its capital.

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

                                  UNITY BANCORP

      CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                   (UNAUDITED)
                  (TAX-EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                 -------------------------------------------------------------------------------
                                                             JUNE 30, 2001                           June 30, 2000
                                                 --------------------------------------   --------------------------------------
                                                  BALANCE        INTEREST       RATE       Balance        Interest       Rate
                                                 ---------       ---------    ---------   ---------       ---------    ---------
ASSETS
Interest-earning assets:
  Federal funds sold and
    interest-bearing deposits with banks         $  35,073       $     379         4.33%  $   7,668       $     119         6.22%
  Securities:
    Securities available for sale                   60,355             922         6.11      39,045             673         6.89
    Securities held to maturity                     23,999             366         6.12      34,028             507         5.96
                                                 ---------       ---------    ---------   ---------       ---------    ---------
      Total securities                              84,354           1,288         6.11      73,073           1,180         6.46
                                                 ---------       ---------    ---------   ---------       ---------    ---------
  Loans, net of unearned discount:
    SBA loans                                       35,096             806         9.19      24,224             604         9.97
    Commercial                                      86,219           1,900         8.84     103,126           2,305         8.97
    Mortgage                                        73,547           1,086         5.91      75,774           1,123         5.93
    Consumer                                        28,294             486         6.89      85,812           1,664         7.78
                                                 ---------       ---------    ---------   ---------       ---------    ---------
      Total loans                                  223,156           4,278         7.68     288,936           5,696         7.90
                                                 ---------       ---------    ---------   ---------       ---------    ---------
      Total interest-earning assets                342,583           5,945         6.95     369,677           6,995         7.58
                                                 ---------       ---------    ---------   ---------       ---------    ---------
Noninterest-earning assets:
  Cash and due from banks                           10,999                                   18,992
  Allowance for loan losses                         (2,631)                                  (2,377)
  Other assets                                      13,715                                   27,194
                                                 ---------                                ---------
      Total noninterest-earning assets              22,083                                   43,809
                                                 ---------                                ---------
Total Assets                                     $ 364,666                                $ 413,486
                                                 =========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing checking                      $ 108,193             828         3.07   $ 118,309           1,331         4.51
  Savings deposits                                  31,300             182         2.33      36,669             208         2.28
  Time deposits                                    133,046           1,929         5.82     164,269           2,416         5.90
                                                 ---------       ---------    ---------   ---------       ---------    ---------
      Total interest-bearing deposits              272,539           2,939         4.33     319,247           3,955         4.97
                                                 ---------       ---------    ---------   ---------       ---------    ---------
Other borrowed funds                                12,904             193         6.00       3,902              91         9.35
                                                 ---------       ---------    ---------   ---------       ---------    ---------
      Total interest-bearing liabilities           285,443           3,132         4.40     323,149           4,046         5.02
                                                 ---------       ---------    ---------   ---------       ---------    ---------
Noninterest-bearing liabilities:
  Demand deposits                                   56,210                                   61,374
  Other liabilities                                  1,430                                    3,224
                                                 ---------                                ---------
      Total noninterest-bearing liabilities         57,640                                   64,598
  Shareholders' equity                              21,583                                   25,739
                                                 ---------                                ---------
Total Liabilities and Shareholders' Equity       $ 364,666                                $ 413,486
                                                 =========                                =========

NET INTEREST SPREAD                                                  2,813         2.55%                      2,949         2.56%
                                                                              =========                                =========
Tax-equivalent basis adjustment                                         --                                       27
                                                                 ---------                                ---------
NET INTEREST INCOME                                              $   2,813                                $   2,922
                                                                 =========                                =========
NET INTEREST MARGIN                                                                3.28%                                    3.19%
                                                                              =========                                =========

                                  UNITY BANCORP

      CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                   (UNAUDITED)
                  (TAX-EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                 --------------------------------------------------------------------------------
                                                             JUNE 30, 2001                            June 30, 2000
                                                 ---------------------------------------   --------------------------------------
                                                  BALANCE       INTEREST         RATE       Balance         Interest      Rate
                                                 ---------      --------       ---------   ---------       ---------    ---------
ASSETS
Interest-earning assets:
  Federal funds sold and
    interest-bearing deposits with banks         $  34,075       $   833            4.93%  $   4,126       $     129         6.30%

  Securities:
    Securities available for sale                   51,461         1,579            6.14      39,144           1,345         6.87
    Securities held to maturity                     27,904           839            6.01      34,130           1,020         5.98
                                                 ---------       -------       ---------   ---------       ---------    ---------
      Total securities                              79,365         2,418            6.09      73,274           2,365         6.46
                                                 ---------       -------       ---------   ---------       ---------    ---------
  Loans, net of unearned discount:
    SBA loans                                       33,667         1,657            9.84      20,894           1,046        10.01
    Commercial                                      86,106         3,785            8.86     103,566           4,555         8.87
    Mortgage                                        75,190         2,225            5.92      86,767           2,559         5.90
    Consumer                                        28,640         1,043            7.34      88,371           3,464         7.90
                                                 ---------       -------       ---------   ---------       ---------    ---------
      Total loans                                  223,603         8,710            7.82     299,598          11,624         7.80
                                                 ---------       -------       ---------   ---------       ---------    ---------
      Total interest-earning assets                337,043        11,961            7.12     376,998          14,118         7.53
                                                 ---------       -------       ---------   ---------       ---------    ---------
Noninterest-earning assets:
  Cash and due from banks                           11,272                                    17,717
  Allowance for loan losses                         (2,632)                                   (2,321)
  Other assets                                      13,789                                    29,465
                                                 ---------                                 ---------
      Total noninterest-earning assets              22,429                                    44,861
                                                 ---------                                 ---------
Total Assets                                     $ 359,472                                 $ 421,859
                                                 =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing checking                      $ 105,860         1,801            3.43   $ 114,255           2,471         4.36
  Savings deposits                                  30,839           360            2.35      36,463             437         2.42
  Time deposits                                    133,004         3,936            5.97     163,849           4,688         5.77
                                                 ---------       -------       ---------   ---------       ---------    ---------
      Total interest-bearing deposits              269,703         6,097            4.56     314,567           7,596         4.87
                                                 ---------       -------       ---------   ---------       ---------    ---------
Other borrowed funds                                12,903           388            6.06      20,129             675         6.76
                                                 ---------       -------       ---------   ---------       ---------    ---------
      Total interest-bearing liabilities           282,606         6,485            4.61     334,696           8,271         4.98
                                                 ---------       -------       ---------   ---------       ---------    ---------
Noninterest-bearing liabilities:
  Demand deposits                                   54,065                                    60,661
  Other liabilities                                  1,329                                     2,465
                                                 ---------                                 ---------
      Total noninterest-bearing liabilities         55,393                                    63,126
  Shareholders' equity                              21,472                                    24,037
                                                 ---------                                 ---------
Total Liabilities and Shareholders' Equity       $ 359,472                                 $ 421,859
                                                 =========                                 =========

NET INTEREST SPREAD                                                5,476            2.51%                      5,847         2.55%
                                                                               =========                                =========
Tax-equivalent basis adjustment                                       --                                          49
                                                                 -------                                   ---------
NET INTEREST INCOME                                              $ 5,476                                   $   5,798
                                                                 =======                                   =========
NET INTEREST MARGIN                                                                 3.25%                                    3.10%
                                                                               =========                                =========

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

NET INCOME

      Net income for the three months ended June 30, 2001, was $202 thousand, or $0.02 per basic and diluted common share, compared to net a net loss $239 thousand, or $0.10 loss per basic and diluted common share for the same period in 2000. Net income for the six months ended June 30, 2001, was $330 thousand, or $0.02 per basic and diluted share, compared to a net loss of $1.3 million, or $0.38 loss per basic and diluted share for the same period in 2000. After consideration of the preferred stock dividends, net income to common shareholders was $71 thousand for the three months ended and $70 thousand for the six months ended June 30, 2001, compared to a $370 thousand loss to common shareholders and a $1.4 million loss to common shareholders, respectively, for the three and six month periods ended June 30, 2000. The improved operating results for the three and six months ended were primarily the result of a decrease in non-interest expense as a result of the dissolution of the CMA subsidiary, the reduced number of branches resulting from the sale of five branches in December 2000, and improved expense control. The following are key performance indicators for the three and six months ended June 30, 2001, and 2000.

===================================================================================================================
(In thousands)                                           Three Months ended June 30,     Six Months ended June 30,
===================================================================================================================
                                                              2001           2000           2001          2000
===================================================================================================================
Net Income (loss)                                         $     202      $    (239)      $     330      $  (1,255)
Preferred stock dividends - paid and unpaid                     131            131             260            156
-------------------------------------------------------------------------------------------------------------------
Net Income (loss) to common stockholders                         71           (370)             70         (1,411)
===================================================================================================================
Net Income (loss) per common share basic and diluted           0.02          (0.10)           0.02          (0.38)
Return on average assets                                       0.08%         (0.36)%          0.04%         (0.67)%
Return on average common equity                                1.71          (7.12)           0.85         (13.48)
Efficiency ratio                                              91.61         106.01           92.06         120.51
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

      Interest income was $5.9 million for the three months ended June 30, 2001, compared to $7.0 million a year ago. Interest-earning assets averaged $342.6 million, a decrease of $27.1 million, or 7.3 percent, compared to the prior year period. The decreases in average earning assets occurred primarily due to a $65.8 million decrease in the loan portfolio, partially offset by an increase of $27.4 million in Federal funds sold and a $21.3 million increase in securities available for sale. The rate earned on interest-earning assets decreased 63 basis points to 6.95 percent for the three months ended June 30, 2001, compared to the same period a year ago, primarily due to a lower rate environment and higher balances in lower yielding investments. The decrease in interest earning assets contributed $674 thousand to the decline in interest income, while the decrease in yield contributed $376 thousand to the decline in net interest income.

      Interest expense decreased $914 thousand or 22.6 percent for the three months ended June 30, 2001, compared to the same period a year ago. Interest-bearing liabilities averaged $285.4 million for the three months ended June 30, 2001, a decrease of $37.7 million or 11.7 percent compared to the prior year period. The decreases in average interest bearing liabilities occurred in interest-bearing deposits, partially offset by increases in other borrowed funds. The decrease in interest-bearing liabilities contributed $482 thousand to the decline in interest expense while the decrease in rate paid on interest bearing liabilities contributed the remaining $432 thousand decline. The rate paid on interest bearing liabilities decreased 62 basis points to 4.40 percent. Total interest-bearing deposits were $272.5 million, a decline of $46.7 million from the same period a year ago. The decline in interest-bearing deposits was as a result of sales of $48.0 million in deposits in December 2000 and the planned reduction of higher costing governmental time deposits. The rate paid on interest bearing deposits was 4.33 percent for the quarter ended June 30, 2001, a decrease of 64 basis points from last year. The decrease in rate was due the run off of higher promotional rate time deposits and the lower interest rate environment.

      Net interest income was $2.8 million for the three months ended June 30, 2001, a decrease of $109 thousand or 3.7 percent from the same period a year ago. The decline in net interest income was a result of the planned reduction in earning assets as a result of the Company's capital restoration plan. Net interest margin was 3.28 percent for the quarter compared to 3.19 percent a year ago. The Company's net interest margin, although improved from a year ago, continues to be negatively impacted by the declining interest rate environment and the high cost of time deposits, the majority of which will reprice this year.

      Interest income was $12.0 million for the six months ended June 30, 2001, compared to $14.1 million a year ago. Interest-earning assets averaged $337.0 million, a decrease of $40.0 million, or 10.6 percent, compared to the prior year period. The decreases in average earning assets occurred primarily due to a $76.0 million decrease in the loan portfolio, partially offset by an increase of $29.9 million in Federal funds sold and a $6.1 million in investment securities. The rate earned on interest-earning assets decreased 41 basis points to 7.09 percent for the six months ended June 30, 2001, compared to the same period a year ago, primarily due to a lower rate environment and higher balances in lower yielding investments. The decrease in interest earning assets contributed $1.8 million to the decline in interest income, while the decrease in yield contributed $391 thousand.

      Interest expense decreased $1.8 million or 21.6 percent for the six months ended June 30, 2001, compared to the same period a year ago. Interest-bearing liabilities averaged $282.6 million for the six months ended June 30, 2001, a decrease of $52.1 million or 15.6 percent compared to the prior year period. The decreases in average interest bearing liabilities occurred in interest-bearing deposits and other borrowed funds. The decrease in interest-bearing liabilities contributed $1.5 million to the decline in interest expense while the decrease in rate paid on interest bearing liabilities contributed the remaining $332 thousand. The rate paid on interest bearing liabilities decreased 37 basis points to 4.61 percent. Total interest-bearing deposits were $269.7 million, a decline of $44.9 million from the same period a year ago. The decline in interest-bearing deposits was as a result of sales of $48.0 million in deposits in December 2000 and the planned reduction of higher costing governmental time deposits. The rate paid on interest bearing deposits was 4.56 percent for the quarter ended June 30, 2001, a decrease of 31 basis points from last year. The decrease in rate was due to the run off of higher promotional rate time deposits and the lower interest rate environment.

      Net interest income was $5.5 million for the six months ended June 30, 2001, a decrease of $322 thousand or 5.6 percent from the same period a year ago. The decline in net interest income was a result of the planned reduction in earning assets as a result of the Company's capital restoration plan. Net interest margin was 3.25 percent for the six months ended June 30, 2001, compared to 3.10 percent a year ago.

      The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values. Amounts have been computed on a full tax-equivalent basis, assuming a federal income tax rate of 34.0 percent.

RATE VOLUME TABLE                                                            Amount of Increase (Decrease)
                                                       -------------------------------------------------------------------------
                                                       Three months ended June 30, 2001         SIX MONTHS ENDED JUNE 30, 2001
                                                            versus June 30, 2000                   VERSUS JUNE 30, 2000
                                                       -------------------------------------------------------------------------
                                                               Due to change in:                      Due to change in:
                                                       -------------------------               ------------------------
ASSETS                                                   Volume       Rate        Total         Volume        Rate        Total
                                                       -------------------------------------------------------------------------
Interest Earning Assets
     Commercial Loans                                  $  (372)      $ (34)      $  (406)      $  (793)      $  23       $  (770)
     SBA Loans                                             249         (47)          202           629         (18)          611
     Mortgage Loans                                        (33)         (5)          (38)         (343)          9          (334)
     Consumer Loans                                       (988)       (190)       (1,178)       (2,180)       (241)       (2,421)
                                                       -------------------------------------------------------------------------
   Total Loans                                          (1,144)       (276)       (1,420)       (2,687)       (227)       (2,914)

   Available for sale securities                           326         (72)          254           379        (144)          235
   Held to maturity securities                            (153)         13          (140)         (188)          7          (181)
   Federal funds sold and interest bearing                 297         (41)          256           730         (27)          703
     deposits
                                                       -------------------------------------------------------------------------
   Total Interest-earning assets                          (674)       (376)       (1,050)       (1,766)       (391)       (2,157)
                                                       -------------------------------------------------------------------------

   Interest bearing checking                                12         (46)          (34)            4         (96)          (92)
   High yield checking                                    (145)       (339)         (484)         (229)       (364)         (593)
   Savings deposits                                        (31)         19           (12)          (68)          6           (62)
   Time deposits                                          (453)        (33)         (486)         (940)        187          (753)
                                                       -------------------------------------------------------------------------
   Total Interest Bearing Deposits                        (617)       (399)       (1,016)       (1,233)       (267)       (1,500)
                                                       -------------------------------------------------------------------------
   Borrowings                                              135         (33)          102          (222)        (66)         (288)
                                                       -------------------------------------------------------------------------
   Total interest-bearing liabilities                     (482)       (432)         (914)       (1,455)       (332)       (1,787)
                                                       -------------------------------------------------------------------------
   Decrease in tax equivalent net interest income      $  (192)        $56       $  (136)      $  (311)      $ (60)      $  (371)
                                                       -------------------------------------------------------------------------
   Decrease in tax equivalent adjustment                                             (27)                                    (49)
                                                                                 -------                                 -------
   Decrease in net interest income                                                  (109)                                   (322)
                                                                                 =======                                 =======

PROVISION FOR LOAN LOSSES

      The provision for loan losses totaled $150 thousand for the three months ended June 30, 2001, a increase of $60 thousand, compared with $90 thousand for the same period a year ago. The provision for loan losses totaled $300 for the six months ended June 30, 2001, a decrease of $36 thousand compared to $336 thousand for the same period a year ago. The decrease for the six month period ended was primarily attributable to: the decrease in the loan portfolio, the specific and general reserve factors used to determine reserve levels on certain types of loans, the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The provision is based on management's assessment of the adequacy of the allowance for loan losses, described under the section titled Allowance for Loan Losses. As such the current provision is appropriate under the assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME

--------------------------------------------------------------------------------------------------------------------------
(in thousands)                            THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                  PERCENT                                       PERCENT
                                        2001          2000        CHANGE              2001           2000       CHANGE
--------------------------------------------------------------------------------------------------------------------------
Deposit service charges             $     322      $     273        17.9%        $      649        $     541       20.0%
Loan and servicing fees                   310            301         3.0                601              567        6.0
Net gains on loan sales                   650          1,523       (57.3)             1,052            1,390      (24.3)
Net security gains                         --              4          --                 34                5         --
Other income                              158            337       (53.1)               265              479       44.7
--------------------------------------------------------------------------------------------------------------------------
  Total non-interest income         $   1,440      $   2,438       (40.9)%            2,601        $   2,982      (12.8)%
==========================================================================================================================

      Non-interest income consists of service charges on deposits, loan and servicing fees, gains and losses on sales of securities and loans and other income. Non-interest income was $1.4 million for the three months ended June 30, 2001, a decrease of $998 thousand compared with 2000, and was $2.6 million, a decrease of $381 thousand for the six months ended, compared to the same period a year ago.

      Deposit service charges increased of $49 thousand or 17.9 percent for the three months ended June 30, 2001, compared to the same period a year ago, an increased $108 thousand, or 20.0 percent for the six months ended, compared with the same period a year ago. Deposit service charges increased for the three and six months ended primarily as a result of improved collection of non-sufficient and unavailable funds fees.

      Loan and servicing fees increased $9 thousand, or 3.0 percent for the three months ended June 30, 2001, and increased $34 thousand, or 6.0 percent for the six months ended June 30, 2001. The growth in loan and servicing fees for the three and six months ended can be attributed to the growth of the serviced SBA loan portfolio which amounted to $94.6 million at June 30, 2001.

      Net gains on loan sales includes the participation in the SBA's guaranteed loan program. Under the SBA program, the SBA guarantees 75 percent to 85 percent of the principal of a qualifying loan. The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $10.4 million in the three months ended, and $16.1 million for the six months ended 2001, compared to $11.5 million and $16.6 million, respectively, for the three and six month periods ended 2000. Gains on SBA loan sales were $650 thousand for the three months ended, and $1.1 million for the six months ended June 30, 2001 compared to $836 thousand and $1.2 million, respectively, for the same periods a year ago. Prior period results for the six months ended also include a $731 thousand loss on the sale of adjustable rate mortgages, and gains on the sale of mortgages of $918 thousand from CMA.

      Other non-interest income decreased $179 thousand for the three months ended June 30, 2001, compared with 2000 and decreased $214 thousand for the six months ended, compared with the same period a year ago. The decrease for the three and six month periods is as a result of the cancellation of life insurance policies during 2000 and the discontinued operations of CMA.

NON-INTEREST EXPENSE

-----------------------------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                PERCENT                                       PERCENT
                                       2001          2000        CHANGE            2001           2000         CHANGE
                                     ----------   -----------  -----------      -----------    ------------  ----------
Compensation and benefits           $    1,683    $    2,644       (36.3)%      $    3,311     $     4,945      (33.0)%
Occupancy                                  424           677       (37.4)              837           1,361      (38.5)
Processing and communications              520           563        (7.6)            1,002           1,157      (13.4)
Furniture and equipment                    270           399       (32.3)              533             462       15.4
Professional services                      205           375       (45.3)              412             663      (37.9)
FDIC insurance                             200            44       354.5               424              91      365.9
Loan servicing costs                        64           191       (66.5)              139             518      (73.2)
Other expense                              530           789       (32.8)              778           1,384      (43.8)
-----------------------------------------------------------------------------------------------------------------------
  Total non-interest expense        $    3,896    $    5,682       (31.4)%           7,436     $    10,581      (29.7)%
-----------------------------------------------------------------------------------------------------------------------

Non-interest expense was $3.9 million for the three months ended and $7.4 million for the six months ended June 30, 2001. Prior period non-interest expenses include the operations of CMA and five additional branches. The reduction in non-interest expense is directly related to the dissolution of CMA, branch sales and improved expense control.

      Compensation and benefits expense decreased $961 thousand, or 36.3 percent for the three months ended June 30, 2001, compared to the same period a year ago, and decreased $1.6 million, or 33.0 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease for the three and six month periods is related to the reduction in the number of employees and fewer branches. Total full time equivalent employees amounted to 145 at June 30, 2001, compared to 172 at June 30, 2000.

      Occupancy expense decreased $253 thousand, or 37.4 percent for the three months ended June 30, 2001, compared to the same period a year ago, and decreased $524 thousand, or 38.5 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease for the three and six month periods is related to the reduction in the number of branches.

      Processing and communications expense decreased $43 thousand, or 7.6 percent for the three months ended June 30, 2001, compared to the same period a year ago, and decreased $155 thousand, or 13.4 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease for the three and six month periods is related to the reduction in the number of branches due to the branch sales in the fourth quarter of 2000.

      Furniture and equipment expense decreased $129 thousand, or 32.3 percent for the three months ended June 30, 2001, compared to the same period a year ago, and increased $71 thousand, or 15.4 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease for the three months ended is related to the reduction in the number of branches. The increase for the six months ended June 30, 2001 is related to a $300 thousand one-time credit received from a data processing vendor in the first quarter of 2000.

      Professional fees decreased $170 thousand, or 45.3 percent for the three months ended June 30, 2001, compared to the same period a year ago, and decreased $251 thousand, or 37.9 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease is related to lower consulting and legal fees as the Company incurred a significant amount of expenses in complying with the stipulations with Regulators in 2000.

      Deposit insurance increased $156 thousand for the three months ended June 30, 2001, compared to the same period a year ago and increased $333 thousand for the six months ended June 30, 2001, compared to the same period a year ago.

      Loan servicing expense decreased $127 thousand, or 66.5 percent for the three months ended June 30, 2001, compared to the same period a year ago, and decreased $379 thousand, or 73.2 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease in loan servicing expenses for the three and six month periods ended is a result of the Company billing the SBA for their share of collection costs on loans serviced on their behalf.

      Other expense decreased $259 thousand, or 32.8 percent for the three months ended June 30, 2001, compared to the same period a year ago, and decreased $606 thousand, or 43.8 percent for the six months ended June 30, 2001, compared to the same period a year ago. The decrease is the result of lower advertising expense and no amortization expense due to the write off of $3.2 million in intangibles related to CMA in the fourth quarter of 2000. Included in other expense for the three and six months ended June 30, 2001, is $140 thousand of costs associated with the preferred stock exchange offer.

INCOME TAX EXPENSE

      As a result of continued losses in 1999 and 2000, the Company recorded a tax valuation reserve against deferred tax assets, which are dependent on future taxable income. As a result of profits for the three and six month periods ended June 30, 2001, the current tax expense reflects the reversal of tax valuation reserves in an amount equal to the statutory tax rate. The current period tax expense represents state tax provision for a non-bank company.

                      FINANCIAL CONDITION AT JUNE 30, 2001

      Total assets at June 30, 2001, were $359.2 million compared to $417.7 million a year ago and $356.0 million from the year-end 2000. The decline in assets from a year ago was in accordance with the Company's capital restoration plan. The increases in assets from December 31, 2000, were the result of deposit generation used to fund loan volume and investments in securities.

SECURITIES

      Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment security portfolio is maintained for asset-liability management purposes, an additional source of liquidity, and as an additional source of earnings. The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 84 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral. As of June 30, 2001, $10.7 million of securities were required to be pledged for governmental deposits.

      Securities available for sale were $63.2 million at June 30, 2001, an increase of $25.4 million, or 67.1 percent from year-end 2000. During the first six months of 2001, $38.6 million of securities available for sale were purchased, (predominately collateralized mortgage obligations) and funded by Federal funds sold and calls and maturities on securities held to maturity and securities available for sale.

      Securities held to maturity were $26.0 million at June 30, 2001, a decrease of $7.0 million or 21.2 percent from year-end 2000. The decline in held to maturity securities was a result of calls and maturities, and their reinvestment in the securities available for sale portfolio. As of June 30, 2001, and December 31, 2000 the market value of held to maturity securities was $24.2 million and $32.2 million, respectively. The improvement in the market value of the portfolios was primarily due to the declining interest rate environment.

LOAN PORTFOLIO

      The loan portfolio, which represents the Company's largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration ("SBA"), mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $11.5 million, or 5.1 percent to $237.7 million at June 30, 2001.

      SBA loans originated inside and outside of the Company's market place provide guarantees of between 75 percent and 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $29.3 million at June 30, 2001, an increase of $5.8 million from year-end 2000. SBA loans held for sale, carried at the lower of cost or market, amounted to $8.1 million at June 30, 2001, an increase of $1.3 million from year-end 2000. The Company expects to continue to grow this portfolio in 2001.

      Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $93.3 million at June 30, 2001, an increase of $4.9 million from year-end December 2000. The increase in the portfolio was a result of new originations exceeding prepayments. The company expects to continue to grow this portfolio in 2001.

      Mortgage loans consist of loans secured by residential properties. These loans amounted to $79.2 million at June 30, 2001, an increase of $2.3 million from year-end 2000. In June 2001 the company purchased $7.8 million of residential mortgages. The Company does not originate a material amount of mortgage loans held for investment.

      Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $27.8 million at June 30, 2001 a decrease of $2.8 million from year-end December 2000. The decrease in the consumer loan portfolio was primarily the result of auto loan pay-downs.

ASSET QUALITY

      Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan. A borrower's inability to pay its obligations according to the contractual terms can create the risk of past due loans and ultimately credit losses, especially on collateral deficient loans.

      Non-performing loans consist of loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectibility of principal and interest according to the contractual terms is in doubt, and loans past due 90 days or greater, still accruing interest. Management has evaluated the loans past due 90 days or greater and still accruing interest and determined that they are well collateralized and in the process of collection. The majority of loans 90 days past due and still accruing interest are loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

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

      The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended June 30, 2001 and 2000, and December 31, 2000:

                                                        ---------------------------------------------------------------
Nonperforming loans
(IN THOUSANDS)                                              JUNE 30, 2001      DECEMBER 31, 2000         JUNE 30, 2000
                                                        ---------------------------------------------------------------
Nonaccrual by category
Commercial                                                      $2,068                $2,064                $1,914
Real Estate                                                        192                   807                   217
Consumer                                                            19                    32                    --
-----------------------------------------------------------------------------------------------------------------------
Total non-accrual loans                                          2,279                 2,903                 2,131
=======================================================================================================================

Past Due 90 days or more and still accruing interest
Commercial                                                         383                   578                   397
Real Estate                                                      1,580                   694                   498
Consumer                                                            36                    --                    25
-----------------------------------------------------------------------------------------------------------------------
Total accruing loans 90 days or more past due                    1,999                 1,272                   920
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
Total Non Performing Loans                                       4,278                 4,175                 3,051
=======================================================================================================================

OREO Property                                                      507                   142                   757

-----------------------------------------------------------------------------------------------------------------------
Total Non-Performing Assets                                     $4,785                $4,317                $3,808
=======================================================================================================================

Non-Performing assets to total assets                             1.33%                 1.21%                 0.91%
Non-Performing assets to loans and OREO                           2.01%                 1.91%                 1.33%
Allowance for loans losses as a
  percentage of non-performing loans                             62.27%                61.27%                80.83%
Allowance for loan losses to total loans                          1.12%                 1.13%                 0.86%
                                                        ---------------------------------------------------------------

      Nonaccrual loans amounted to $2.3 million at June 30, 2001, a decrease of $624 thousand from $2.9 million at year-end 2000. Included in nonaccrual loans at June 30, 2001 are $1.1 million of loans guaranteed by the SBA. Loans, 90 days or more past due increased $727 thousand from $1.3 million at December 31, 2000 to $2.0 million at June 30, 2001. The majority of loans 90 days past due and still accruing interest are loans where customers continue to make the monthly principal and interest payments. The loans have matured and are pending renewal and the Bank has adequate liquidity to fund these loans.

      Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are not included in non-performing loans as they continue to perform. Potential problem loans, which consist primarily of commercial loans, were $0.3 million and $0.3 million at June 30, 2001 and December 31, 2000 respectively.

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

      The allowance for loan losses totaled $2.7 million, $2.6 million, and $2.5 million at June 30, 2001, December 31, 2000, and June 30, 2000, respectively with resulting allowance to total loan ratios of 1.12 percent, 1.13 percent and
0.86 percent respectively. The increase in the ratios between June 30, 2001 and June 30, 2000 is due to the decrease in the loan portfolios, through the 2000 sales.

      The following is a reconciliation summary of the allowance for loan losses the three and six months ended June 30, 2001 and 2000:

----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSS ACTIVITY                   THREE MONTHS ENDED            SIX MONTHS ENDED
 (IN THOUSANDS)                                   2001           2000         2001              2000
----------------------------------------------------------------------------------------------------------
Balance, beginning of period                    $ 2,550        $ 2,387      $ 2,558          $ 2,173
Provision charged to expense                        150             90          300              336
----------------------------------------------------------------------------------------------------------
                                                  2,700          2,477        2,858            2,509
Charge-offs:
    Commercial and industrial                        14             28          199               39
    Real estate                                      48             --           48               19
    Consumer                                         10              8           13               15
----------------------------------------------------------------------------------------------------------
Total Charge-offs                                    72             33          260               73
Recoveries:
     Commercial and industrial                        5              4           25                5
     Real estate                                     30             14           39               14
     Consumer                                         1              1            2               11
----------------------------------------------------------------------------------------------------------

Total recoveries                                     36             19           66               30
----------------------------------------------------------------------------------------------------------
Total net charge-offs                                36             11          194               43
----------------------------------------------------------------------------------------------------------
Balance, end of period                          $ 2,664        $ 2,466      $ 2,664          $ 2,466
----------------------------------------------------------------------------------------------------------
SELECTED LOAN QUALITY RATIOS:
Net charge offs to average loans                  0.06%          0.02%        0.17%            0.03%
Allowance to loan losses to:
  Total loans at period end                       1.12%          0.86%        1.12%            0.86%
  Non-performing loans                           62.27%         80.83%       62.27%           80.83%
----------------------------------------------------------------------------------------------------------

DEPOSITS

      Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company's funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first half of the year the Company realized continued growth in deposits. This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing. The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

      Total deposits increased $2.5 million to $322.8 million at June 30, 2001 from $320.3 million at December 31, 2000. The increase in deposits was primarily the result of a $5.2 million increase in demand deposits and $2.9 million increase in interest bearing checking, offset by a decline in time deposits totaling $6.5 million. The decline in time deposits is the result of promotional high rate deposits maturing in a lower interest rate environment. Included in time deposits are $26.4 million of Government deposits, as compared to $31.7 million at December 31, 2000. These deposits are generally short in duration, and are very sensitive to price competition. The Company has significantly reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate.

BORROWINGS

      Borrowings, which include $10.0 million in advances from the Federal Home Loan Bank ("FHLB"), and $2.9 million of lease obligations, amounted to $12.9 million at June 30, 2001, unchanged from year-end 2000. The 4.92% borrowings from the FHLB are callable in December 2001.

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

      The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company's variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points, is a decline of 2.4 percent in a rising rate environment and a increase of 1.6 percent in a falling rate environment. Both variances are within the board-approved guidelines of +/- 3.00 percent. At December 31, 2000 the economic value of equity with rate shocks of 200 basis points was a decline of 1.5 percent in a rising rate environment and a decline of 0.08 percent in a falling rate environment.

OPERATING, INVESTING, AND FINANCING CASH

      Cash and cash equivalents amounted to $21.4 million at June 30, 2001, a decrease of $23.8 million from December 31, 2000. Net cash provided by operating activities for the six months ended 2001, amounted to $2.7 million, primarily due to income from operations, the provision for loan losses, depreciation and amortization and the net change in other assets and liabilities. Included in the net change in other assets and liabilities is a $1.1 million tax refund. Net cash used in investing activities amounted to $29.1 million, primarily from the funding of the loan portfolio, increased investment in securities, partially offset by maturities of securities and proceeds of loan sales. Net cash provided by financing activities, amounted to $2.5 million for the quarter ended June 30, 2001, attributable to deposit growth.

LIQUIDITY

      The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

HOLDING COMPANY

      The principal source for funds for the holding company is dividends paid by the Bank. The Bank is currently restricted from paying dividends to the holding company. At June 30, 2001, the Holding Company had $945 thousand in cash and $168 thousand in marketable securities. At June 30, 2001, the holding company has accumulated $647 thousand of dividend payments in arrears on its preferred stock. However, subsequent to quarter end, the Company consummated an exchange offer pursuant to which shares of the outstanding Series A Preferred stock were exchanged for common stock and dividend arrears of $627 were settled in exchange for additional shares of common stock.

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

      Total deposits amounted to $322.8 million as of June 30, 2001. At June 30, 2001, $16.2 million was available for additional borrowings from the FHLB of New York. Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $8.0 million at June 30, 2001.

      As of June 30, 2001 deposits included $26.4 million of Government deposits, as compared to $31.7 million at December 31, 2000. These deposits are generally short in duration, and are very sensitive to price competition. The Company has significantly reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate. Included in the portfolio are $20.4 million of deposits from two municipalities. The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company. At June 30, 2001, the Bank had approximately $69.1 million of loan commitments, which will generally either expire or be funded within one year.

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

      In accordance with the capital plan, in 2000, the Company raised a net $4.9 million of a newly created class of preferred stock, without Securities and Exchange Commission registration, and reduced its financial assets through sales of loan and deposit portfolios. The Company and the Bank have met the federal minimum risk-based capital requirements since the March 2000 preferred stock offering. The Bank has until December 2001 to achieve the 6.0 percent Tier 1 leverage ratio required by the New Jersey Department of Banking and Insurance. Both the Company and the Bank believe that they are in compliance with all other provisions of the agreements. As of June 30, 2001, the Company has $647 of dividends in arrears on its preferred stock. However, subsequent to quarter end, the Company consummated an exchange offer pursuant to which shares of the outstanding Series A Preferred stock were exchanged for common stock and dividend arrears of $627 were settled in exchange for additional shares of common stock.

      The Company's capital amounts and ratios are presented in the following table.

                                       ----------------------------------------------------------------------------------------
                                                                                                      To Be Well Capitalized
                                                 Actual                    For Capital                Under Prompt Corrective
                                                                        Adequacy Purposes                Action Provisions
                                       --------------------------- -----------------------------    ---------------------------
     (IN THOUSANDS)                        Amount       Ratio             Amount        Ratio            Amount       Ratio
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
  AS OF JUNE 30, 2001
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Leverage Ratio                       $  21,911         6.01%    >=    $ 14,586       4.00%    >=    $  18,233       5.00%
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Tier I risk-based ratio              $  21,911         9.42%    >=    $  9,306       4.00%    >=    $  13,958       6.00%
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Total risk-based ratio               $  24,575        10.56%    >=    $ 18,611       8.00%    >=    $  23,264      10.00%
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
AS OF DECEMBER 31, 2000
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Leverage Ratio                       $  21,539         5.50%    >=    $ 15,670       4.00%    >=    $  19,474       5.00%
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Tier I risk-based ratio              $  21,539         9.61%    >=    $  8,961       4.00%    >=    $  13,442       6.00%
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Total risk-based ratio               $  24,097        10.76%    >=    $ 17,922       8.00%    >=    $  22,403      10.00%
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------

      The Bank's capital amounts and ratios are presented in the following table.

                                       ----------------------------------------------------------------------------------------
                                                                                                      To Be Well Capitalized
                                                 Actual                    For Capital                Under Prompt Corrective
                                                                        Adequacy Purposes                Action Provisions
                                       --------------------------- -----------------------------    ---------------------------
     (IN THOUSANDS)                       Amount        Ratio             Amount        Ratio           Amount        Ratio
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
  AS OF JUNE 30, 2001-
                                       ------------ -------------- --- ------------- ----------- -- ------------- -------------
   Leverage Ratio (a)                   $  20,873         5.73%    >=    $ 14,564       4.00%    >=    $  18,206       5.00%
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------
   Tier I risk-based ratio              $  20,873         8.99%    >=    $ 11,614       4.00%    >=    $  13,936       6.00%
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------
   Total risk-based ratio               $  23,873        10.13%    >=    $ 18,582       8.00%    >=    $  23,227      10.00%
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------
  AS OF DECEMBER 31, 2000-
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------
   Leverage Ratio (a)                   $  20,394         5.24%    >=    $ 15,579       4.00%    >=    $  19,474       5.00%
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------
   Tier I risk-based ratio              $  20,394         9.12%    >=    $  8,946       4.00%    >=    $  13,419       6.00%
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------
   Total risk-based ratio               $  22,952        10.26%    >=    $ 17,892       8.00%    >=    $  22,365      10.00%
                                       ------------ ------------- --- ------------- ------------ -- ------------- -------------

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

      Shareholders' equity increased $587 thousand, or 2.8 percent, to $21.9 million at June 30, 2001 compared to $21.3 million at December 31, 2000. This increase was the result of the $330 thousand net operating profit before unpaid preferred stock dividend for the first quarter of 2001 and $257 thousand of accumulated other comprehensive income, as a result of appreciation in the securities portfolio. As of June 30, 2001, $647 thousand of preferred dividends were in arrears. The Company is under agreements with bank regulatory agencies to defer making any dividend payments on either its common or preferred stock. However, subsequent to quarter end, the Company consummated an exchange offer pursuant to which shares of the outstanding Series A Preferred stock were exchanged for common stock and dividend arrears of $627 were settled in exchange for additional shares of common stock. See Note 6. "Subsequent events"

IMPACT OF INFLATION AND CHANGING PRICES

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

ITEM III QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During 2001, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Form 10-KSB. See the interest rate sensitivity in Management's discussion and analysis.

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

On August 14, 2000, Robert J. Van Volkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company. In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. The Company intends to vigorously defend itself from any claims for payment under the agreements. Management believes the Company has strong defenses to any such claims by Mr. VanVolkenburgh and he is not likely to succeed in this regard. No discovery has taken place. The Company's position is based upon what it knows as of this date and is subject to change if future developments warrant it.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2001, the Company has $647 of dividends in arrears on its 10 percent cumulative preferred stock. Under regulatory guidelines the Company is prohibited from making dividend payments. Unity Bancorp, Inc. reported that on July 13, 2001, it had concluded its exchange offer for shares of its Series A Preferred Stock, with 94 percent of the 103,500 shares converting. Under the terms of the exchange offer, 10.1 shares of common stock and 10.1 common stock purchase warrants were issued for each share of Series A Preferred Stock. Each warrant will allow the holder to purchase on share of common stock at an exercise price of $5.50 for a fifteen-month period ending October 16, 2002. In addition, one share of common stock and one common purchase warrant were issued in full satisfaction of each $4.95 of accrued but unpaid dividends on each share of Series A Preferred Stock tendered. Approximately $627 thousand of unpaid dividends were settled in the exchange offer. Under the terms of the exchange offer, approximately 1.1 million shares of common stock and 1.1 million warrants were issued, for 97.5 thousand shares of tendered Series A Preferred Stock and the related unpaid dividend. Six thousand shares of Series A Preferred Stock remains outstanding. As a result of the exchange, the Company will record a $1.8 million non-cash dividend, representing the value of the additional consideration transferred in the transaction over the fair value of securities issuable pursuant to the original terms. This dividend has no impact on total capital, but will impact earnings per common share in the third quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

The annual meeting of the shareholders of Unity Bancorp was held on May 24, 2001. The following is a description of the matter voted on at the meeting.

PROPOSAL 1 ELECTION OF DIRECTOR

Allen Tucker was nominated for the election to the Board of Directors for a three year term.

                                            SHARES
                     FOR                                               WITHHELD
          ----------------------------------------------------------------------
                  2,960,094                                             198,970

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8K
      (a)   Exhibits - None
      (b)   Reports - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  UNITY BANCORP, INC.


Dated: August 14, 2001            By: /s/ JAMES A. HUGHES
                                      ---------------------------
                                          JAMES A. HUGHES,
                            Executive Vice President and Chief Financial Officer