Form 10-Q
period 2001-09-30
UNITY BANCORP INC /DE/
filed 2001-11-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number  1-12431

Unity Bancorp, Inc.

(Exact Name of registrant as specified in its charter)

Delaware	22-3282551
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

64 Old Highway 22, Clinton, NJ	08809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (908) 730-7630

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2001:

Common stock, no par value: 5,100,031 shares outstanding

Unity Bancorp, Inc

Consolidated  Statements of Financial Condition

(unaudited)

(in thousands)	09/30/01	12/31/00	09/30/00
Assets
Cash and due from banks	$12,973	$13,740	$21,863
Federal funds sold	12,000	31,500	59,000
Securities - available for sale	59,819	37,809	38,125
Securities - held to maturity	22,238	33,028	33,288
Total securities	82,057	70,837	71,413

SBA loans held for sale	15,019	6,741	5,041
SBA loans	34,216	23,436	22,060
Commercial loans	97,649	88,375	96,210
Residential mortgage loans	78,066	76,924	77,808
Consumer loans	26,918	30,664	32,432
Total loans	251,868	226,140	233,551
Allowance for loan losses	2,871	2,558	2,545
Net loans	248,997	223,582	231,006
Premises and equipment, net	8,812	9,380	10,779
Accrued interest receivable	2,445	2,836	3,048
Other assets	1,305	4,128	10,475
Total assets	$368,589	$356,003	$407,584
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Non-interest bearing	$58,646	$53,108	$58,497
Interest bearing checking	111,075	106,263	120,622
Savings deposits	30,776	30,634	35,244
Time deposits	91,757	95,111	115,037
Time, $100,000 and over	37,717	35,202	49,272
Total deposits	329,971	320,318	378,672
Other debt	12,874	12,899	3,295
Accrued interest payable	1,120	667	1,339
Accrued expense and other liabilities	951	805	2,058
Total liabilities	$344,916	$334,689	$385,364
Commitments and contingencies	-	-	-
Shareholders' equity
Preferred stock, class A, 10%, cumulative and convertible 104 thousand shares authorized, 6 thousand issued and outstanding at Sept. 30 2001, 104 thousand outstanding at Dec. 31, 2000 and Sept. 30, 2000.	285	4,929	4,929
Common stock, no par value, 7,500 shares authorized	32,702	26,234	26,234
Treasury stock, at cost	-	(1,762)	(1,762)
Retained deficit	(9,632)	(7,793)	(6,456)
Accumulated other comprehensive gain (loss)	318	(294)	(725)
Total Shareholders' Equity	$23,673	$21,314	$22,220
Total Liabilities and Shareholders' Equity	$368,589	$356,003	$407,584

Issued common shares	4,984	3,864	3,864
Outstanding common shares	4,984	3,707	3,707
Treasury stock	-	157	157

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands, except per share amounts)	2001	2000	2001	2000
Interest income:
Fed funds sold and interest on deposits	$132	$227	$965	$451
Securities:
Available for sale	877	647	2,456	1,848
Held to maturity	368	498	1,207	1,518
Total securities	1,245	1,145	3,663	3,366
Loans:
SBA loans	880	696	2,537	1,742
Commercial loans	2,008	2,247	5,793	6,783
Residential mortgage loans	1,229	1,132	3,454	3,710
Consumer loans	469	1,610	1,512	5,074
Total loan interest income	4,586	5,685	13,296	17,309
Total interest income	5,963	7,057	17,924	21,126
Interest expense:
Interest bearing checking	749	1,350	2,550	3,822
Savings deposits	194	197	554	632
Time deposits	1,652	2,540	5,588	7,229
Total deposit interest expense	2,595	4,087	8,692	11,683
Borrowings	196	27	584	702
Total interest expense	2,791	4,114	9,276	12,385
Net interest income	3,172	2,943	8,648	8,741
Provision for loan losses	275	90	575	426
Net interest income after provision for loan losses	2,897	2,853	8,073	8,315
Non-interest Income:
Deposit service charges	286	307	935	848
Loan and servicing fees	322	289	923	856
Net gains (losses) on loan sales	485	(352)	1,537	1,038
Net security gains	34	-	68	5
Other income	206	310	471	788
Total non-interest income	1,333	554	3,934	3,535
Non-interest expense:
Compensation and benefits	1,760	2,238	5,071	7,184
Occupancy	405	583	1,242	1,944
Processing and communications	545	558	1,547	1,715
Furniture and equipment	283	354	816	815
Professional fees	151	302	563	965
Deposit insurance	39	111	463	202
Loan servicing costs	50	171	189	477
Other expenses	268	3,167	1,046	4,762
Total non-interest expense	3,501	7,484	10,937	18,064
Net income (loss) before provision (benefit) for income taxes	$729	$(4,077)	$1,070	$(6,214)
Provision (benefit) for income taxes	3	(757)	14	(1,639)
Net income (loss)	$726	$(3,320)	$1,056	$(4,575)
Preferred stock dividends – paid and unpaid	1,795	131	2,055	288
Net loss to common shareholders	$(1,069)	$(3,451)	$(999)	$(4,863)

Net loss per common share - Basic	$(0.23)	$(0.93)	$(0.25)	$(1.31)

Weighted average shares outstanding – Basic	4,683	3,707	4,036	3,706

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

For the nine months ended September 30, 2001 and 2000

					Accumulated
					Other	Total
(In thousands)	Preferred	Common	Treasury	Retained	Comprehensive	Shareholders’
	Stock	Stock	Stock	Deficit	Gain (loss)	Equity
Balance, December 31, 1999	$-	$26,224	$(1,762)	$(1,856)	$(814)	$21,792
Comprehensive loss:
Net Loss	-	-	-	(4,575)	-	(4,575)
Unrealized holding loss on securities arising during the period, net of tax $58	-	-	-	-	89	89
Total comprehensive loss						(4,486)
Issuance of common stock, 2 thousand shares	-	10	-	-	-	10
Preferred stock dividends paid	-	-	-	(25)	-	(25)
Issuance of preferred stock	4,929	-	-	-	-	4,929
Balance, September 30, 2000	$4,929	$26,234	$(1,762)	$(6,456)	$(725)	$22,220

Balance, December 31, 2000	$4,929	$26,234	$(1,762)	$(7,793)	$(294)	$21,314
Comprehensive income:
Net Income	-	-	-	1,056	-	1,056
Unrealized holding gain on securities arising during the period, net of tax $398	-	-	-	-	612	612
Total comprehensive income	-	-	-	-	-	1,668
Employee benefit plans	-	-	114	(65)	-	49
Private placement offering	-	39	1,648	(1,045)	-	642
Preferred stock exchange	(4,644)	6,429	-	(1,785)	-	-
Balance, September 30, 2001	$285	$32,702	$-	$(9,632)	$318	$23,673

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
(In thousands)	2001	2000
Operating activities:
Net income (loss)	$1,056	$(4,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	575	426
Depreciation and amortization	734	938
Net gain on sale of securities	(68)	(5)
Gain on sale of SBA loans held for sale	(1,537)	(1,814)
Loss on sale of other loans	-	776
Gain on sale of OREO	(36)	(25)
Origination of loans SBA loans held for sale, net	(31,915)	(28,796)
Proceeds from sale of loans held for sale, net	25,175	29,314
Net change in other assets and liabilities	3,086	3,046
Net cash used in operating activities	(2,930)	(715)
Investing activities:
Purchases of securities held to maturity	(9,292)	-
Purchases of securities available for sale	(48,283)	(145)
Maturities and principal payments on securities held to maturity	20,122	962
Maturities and principal payments on securities available for sale	18,564	2,151
Proceeds from sale of securities available for sale	8,762	62
Purchase of loans	(11,610)	-
Proceeds from sale of other loans, net	-	106,103
Net increase in loans	(6,197)	(16,656)
Purchases in premises and equipment	(145)	(166)
Proceeds from the sale of fixed assets	-	11
Proceeds from sale of OREO property	423	1,087
Net cash (used in) provided by investing activities	(27,656)	93,409
Financing activities:
Increase in deposits	9,653	21,134
Decrease in borrowings	(25)	(53,000)
Proceeds from the issuance of common stock	691	10
Proceeds from preferred stock offering, net	-	4,929
Dividends on preferred stock	-	(25)
Net cash provided by (used in) financing activities	10,319	(26,952)
(Decrease) increase in cash and cash equivalents	(20,267)	65,742
Cash and cash equivalents at beginning of year	45,240	15,121
Cash and cash equivalents at end of period	$24,973	$80,863
Supplemental disclosures:
Cash:
Interest paid	$8,823	$12,245
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	407	299

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2001

NOTE 1. Organization and principles of consolidation

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank", or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.  The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp Inc and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s annual report on Form 10-KSB.

NOTE 2. Litigation

The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The company does not believe that any existing legal claims or proceedings will have a material impact on the Company’s financial position, although they could have a material impact on the Company’s results of operations.

On August 14, 2000, Robert J. Van Volkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company.  In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. In September 2001, Mr. Van Volkenburgh withdrew his action without prejudice.

NOTE 3. Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.  In addition to the risk-based guidelines, regulators require that a bank which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

The Company and the Bank entered into stipulations and agreements with each of their respective regulators on July 18, 2000, due to operating losses, failure to meet minimum federal risk-based capital requirements and the New Jersey Department of Banking and Insurance’s required 6.0 percent leverage ratio.

In accordance with the capital plan, in 2000, the Company raised a net $4.9 million of a newly created class of preferred stock, without Securities and Exchange Commission registration, and reduced its financial assets through sales of loan and deposit portfolios.  The Company and the Bank have met the federal minimum risk-based capital requirements since the March 2000 preferred stock offering.  The Bank has until December 2001 to achieve the 6.0 percent Tier 1 leverage ratio required by the New Jersey Department of Banking and Insurance.  Both the Company and the Bank believe that they are in compliance with all provisions of the agreements and are well capitalized as of September 30, 2001.

On July 13, 2001, the Company concluded its exchange offer for shares of its Series A Preferred Stock, with 94 percent of the 103.5 thousand shares converting to common stock. Under the terms of the exchange offer, 10.1 shares of common stock and 10.1 common stock purchase warrants were issued for each share of Series A Preferred Stock. Each warrant will allow the holder to purchase one share of common stock at an exercise price of $5.50 for a fifteen-month period ending October 16, 2002. In addition, one share of common stock and one common purchase warrant were issued in full satisfaction of each $4.95 of accrued but unpaid dividends on each share of Series A Preferred Stock tendered. Approximately $627 thousand of unpaid dividends were settled in the exchange offer. Under the terms of the exchange offer, approximately 1.1 million shares of common stock and 1.1 million warrants were issued, for 97.5 thousand shares of tendered Series A Preferred Stock and the related unpaid dividends. Six thousand shares of Series A Preferred Stock remains outstanding. As a result of the exchange, the Company recorded a $1.8 million non-cash dividend, representing the value of the additional consideration transferred in the transaction over the fair value of securities issuable pursuant to the original terms of the agreement. This dividend had no impact on total capital, but impacted earnings per common share in the third quarter of 2001.

In order to ensure that the Bank would meet the 6.0 percent leverage capital requirement imposed by the New Jersey Department of Banking and Insurance, beginning September 1, 2001, the Company began a private placement of shares of its common stock, at $4.11 per share. As of September 30, 2001, the Company raised $642 thousand in new capital, which was contributed, to the Bank. The offering remained open until October 31, 2001. As of September 30, 2001, the Bank’s Tier 1 leverage ratio was 6.17 percent.

NOTE 4. Net loss per common share

The following is a reconciliation of the calculation of basic loss per share.  Basic loss per common share is calculated by dividing net loss to common shareholders by the weighted average common shares outstanding during the period.

(In thousands, except per share data)	Three Months ended Sept. 30,		Nine months ended Sept. 30,
	2001	2000	2001	2000
Net loss to common shareholders	$(1,069)	$(3,451)	$(999)	$(4,863)
Basic weighted-average common shares outstanding	4,683	3,707	4,036	3,706
Net loss per Common share:
Basic	$(0.23)	$(0.93)	$(0.25)	$(1.31)

NOTE 5. Recent accounting pronouncements

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement.  The Statement is effective for fiscal years beginning after December 15, 2001.  The Company does not anticipate that the initial adoption of SFAS No. 144 will have a significant impact on the Company’s financial statements.

In August, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets.  The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002.  The Company does not anticipate that SFAS No. 143 will significantly impact the Company’s consolidated financial statements.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after September 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company is required to adopt Statement 142 effective January 1, 2002.  The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact the Company’s consolidated financial statements.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001.  Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company’s consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125).” SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations; and extinguishment of liabilities. The provisions of SFAS No. 140 are effective for transactions entered into after September 30, 2001, companies with calendar year fiscal year ends that hold beneficial interest from previous securizations were required to make additional disclosures in their December 31, 2000 financial statements. The adoption of SFAS No. 140 did not have a material impact on the Company’s financial statements.

NOTE 6. Subsequent events

In September, the Company commenced a Private Placement common stock offering to increase regulatory capital and to support asset growth. As of September 30, 2001, the Company’s offering raised $642 thousand in capital representing 156 thousand common shares. The offering was concluded in October and generated an additional $464 thousand of capital through the issuance of 113 thousand common shares, or a total offering of $1.1 million in new capital through the issuance of 269 thousand shares.

ITEM II

Unity Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview and Strategy

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in Delaware and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 12 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank’s wholly owned subsidiary, Unity Financial Services, Inc.  Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank’s investment portfolio.

In the second half of 1999, the Company incurred certain losses which, combined with the Company’s asset growth, caused both the Bank’s and the Company’s capital ratios to fall below levels required under federal regulation. As a result of the capital deficiency, in the first quarter of 2000, the Company and the Bank entered into Memoranda of Understanding with their primary regulatory agencies. However, due to continued losses through the first two quarters of 2000, among other reasons, the Bank and the Company entered into stipulations and agreements with each of their respective regulators on July 18, 2000. Under these agreements, the Bank and the Company were each required to take a number of affirmative steps including: hiring an outside consulting firm to review their respective management structures, adopt strategic and capital plans which will increase the Bank’s leverage ratio to 6.00 percent or above by December 31, 2001, review and adopt various policies and procedures, adopt programs with regard to the resolution of certain criticized assets, and provide ongoing reporting to the various regulatory agencies with regard to the Bank’s and Company’s progress in meeting the requirements of the agreements. The agreements require the Bank and Company to establish a compliance committee to oversee the efforts in meeting all requirements of the agreements, and prohibit the Bank from paying a dividend to the Company and the Company from paying dividends on its common or preferred stock, without regulatory approval. As of September 30, 2001, the Bank and the Company believe they are in compliance with the requirements of the agreements.

As a result of the Company’s restructuring efforts in 2000, the Company and the Bank exceeded the “well capitalized” designation for all federal capital ratios at September 30, 2001.  The Bank is subject to an order from the New Jersey Commissioner of Banking and Insurance, under which it is required to maintain a tier 1 leverage capital ratio of 6.0 percent. As of September 30, 2001, after giving effect to the $642 thousand of additional capital raised through a private placement of the Company’s common stock, the Bank met the 6.0 percent capital requirement imposed under its stipulations and agreements.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2001			September 30, 2000
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$17,457	$132	3.00%	$13,966	$227	6.45%
Securities:
Securities available for sale	58,256	877	6.02	38,254	672	7.03
Securities held to maturity	23,607	368	6.24	33,456	498	5.95
Total securities	81,863	1,245	6.08	71,710	1,170	6.53
Loans, net of unearned discount:
SBA loans	42,666	880	8.25	27,046	696	10.29
Commercial	94,946	2,008	8.39	98,509	2,247	9.05
Residential mortgage	80,027	1,229	6.14	77,979	1,132	5.81
Consumer	27,334	469	6.81	79,106	1,610	8.07
Total loans	244,973	4,586	7.45	282,640	5,685	8.00
Total interest-earning assets	344,293	5,963	6.90	368,316	7,082	7.66
Noninterest-earning assets:
Cash and due from banks	9,302			16,758
Allowance for loan losses	(2,769)			(2,494)
Other assets	12,881			28,444
Total noninterest-earning assets	19,414			42,708
Total Assets	$363,707			$411,024

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$110,655	749	2.69	$121,171	1,350	4.42
Savings deposits	31,729	194	2.43	35,880	197	2.18
Time deposits	125,615	1,652	5.22	167,265	2,540	6.02
Total interest-bearing deposits	267,999	2,595	3.84	324,316	4,087	5.00
Other borrowed funds	12,882	196	6.04	3,659	27	2.93
Total interest-bearing liabilities	280,881	2,791	3.94	327,975	4,114	4.98
Noninterest-bearing liabilities:
Demand deposits	58,626			58,526
Other liabilities	1,834			2,094
Total noninterest-bearing liabilities	60,460			60,620
Shareholders' equity	22,366			22,429
Total Liabilities and Shareholders' Equity	$363,707			$411,024

Net interest spread		3,172	2.96%		2,968	2.68%
Tax-equivalent basis adjustment		-			(25)
Net interest income		$3,172			$2,943
Net interest margin			3.69%			3.22%

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Nine months ended
	September 30, 2001			September 30, 2000
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$28,656	$965	4.50%	$10,094	$451	5.97%
Securities:
Securities available for sale	53,751	2,456	6.09	38,845	1,922	6.60
Securities held to maturity	26,456	1,207	6.08	33,903	1,518	5.97
Total securities	80,207	3,663	6.09	72,748	3,440	6.30
Loans, net of unearned discount:
SBA loans	36,699	2,537	9.22	22,959	1,742	10.12
Commercial	89,085	5,793	8.67	101,868	6,783	8.99
Residential mortgage	76,820	3,454	5.99	83,817	3,710	5.80
Consumer	28,200	1,512	7.17	85,260	5,074	7.96
Total loans	230,804	13,296	7.69	293,904	17,309	7.87
Total interest-earning assets	339,667	17,924	7.04	376,746	21,200	7.52
Noninterest-earning assets:
Cash and due from banks	10,427			14,739
Allowance for loan losses	(2,678)			(2,379)
Other assets	13,483			29,123
Total noninterest-earning assets	21,232			41,483
Total Assets	$360,899			$418,229

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$107,476	2,550	3.17	$116,577	3,822	4.38
Savings deposits	31,139	554	2.38	36,267	632	2.33
Time deposits	130,514	5,588	5.72	164,996	7,229	5.86
Total interest-bearing deposits	269,129	8,692	4.32	317,840	11,683	4.91
Other borrowed funds	12,896	584	6.05	14,599	702	6.43
Total interest-bearing liabilities	282,025	9,276	4.40	332,439	12,385	4.98
Noninterest-bearing liabilities:
Demand deposits	55,602			59,944
Other liabilities	1,498			2,341
Total noninterest-bearing liabilities	57,100			62,285
Shareholders' equity	21,774			23,505
Total Liabilities and Shareholders' Equity	$360,899			$418,229

Net interest spread		8,648	2.64%		8,815	2.54%
Tax-equivalent basis adjustment		-			(74)
Net interest income		$8,648			$8,741
Net interest margin			3.39%			3.12%

Results of Operations for the three and nine months ended September 30, 2001

Net Income

Net income for the three months ended September 30, 2001 was $726 thousand compared to a net loss of $3.3 million for the same period in 2000. Net income for the nine months ended September 30, 2001 was $1.1 million compared to a net loss of $4.6 million, for the same period in 2000. After consideration of the preferred stock dividends, net loss to common shareholders was $1.1 million, or $0.23 loss per basic share for the three months ended September 30, 2001, compared to a $3.5 million loss, or $0.93 loss per basic share for the same period a year ago. Net loss to common shareholders for the nine months ended September 30, 2001, was $1.0 million or $0.25 loss per basic share, compared to a $4.9 million loss to common shareholders or $1.31 loss per basic share for the same period a year ago. The improved operating results for the three and nine months ended September 30, 2001, were primarily the result of a decrease in non-interest expense as a result of the dissolution of the CMA subsidiary, the sale of five branches in December 2000, and improved expense control. On July 13, 2001, the Company concluded its exchange offer for shares of its Series A Preferred Stock, with 94 percent of the 103.5 thousand shares converting to common stock. As a result of the exchange, the Company recorded a $1.8 million non-cash dividend, representing the value of the additional consideration transferred in the transaction over the fair value of securities issuable pursuant to the original terms. The following are key performance indicators for the three and nine months ended September 30, 2001, and 2000.

(In thousands)	Three Months ended Sept. 30,		Nine months ended Sept. 30,
	2001	2000	2001	2000
Net Income (loss)	$726	$(3,320)	$1,056	$(4,575)
Preferred stock dividends – paid and unpaid	1,795	131	2,055	288
Net loss to common shareholders	(1,069)	(3,451)	(999)	(4,863)
Net loss per common share - basic	(0.23)	(0.93)	(0.25)	(1.31)
Return on average assets	0.79%	(3.20)%	0.39%	(1.46)%
Return on average common equity	(19.75)	(78.24)	(7.36)	(32.66)
Efficiency ratio	77.71	214.01	86.93	146.56

Net Interest Income

Interest income was $6.0 million for the three months ended September 30, 2001, compared to $7.1 million a year ago.  Interest-earning assets averaged $344.3 million, a decrease of $24.0 million, or 6.5 percent, compared to the prior year period. The decreases in average earning assets occurred primarily as a result of the reduction of financial assets in conjunction with the capital restoration plan. The rate earned on interest-earning assets decreased 76 basis points to 6.90 percent for the three months ended September 30, 2001, compared to the same period a year ago, primarily due to a lower rate environment and higher balances in lower yielding investments.  Of the $1.1 million decline in interest income for the three months ended September 30, 2001, $420 thousand can be attributed to the reduction in financial assets and $699 thousand was related to the reduction in yield.

Interest expense decreased $1.3 million or 32.2 percent for the three months ended September 30, 2001, compared to the same period a year ago. Interest-bearing liabilities averaged $280.9 million for the three months ended September 30, 2001, a decrease of $47.1 million or 14.4 percent compared to the prior year period. The decreases in average interest bearing liabilities can be attributed to a reduction in deposits due to branch sales undertaken in conjunction with the capital restoration plan. The rate paid on interest bearing liabilities decreased 104 basis points to 3.94 percent. Of the $1.3 million decline in interest expense for the three months ended September 30, 2001, $593 thousand was attributed to the reduction in interest bearing liabilities while $731 thousand was related to the reduction in the rate paid on these liabilities. Total interest-bearing deposits were $268.0 million, a decline of $56.3 million from the same period a year ago. The decline in interest-bearing deposits was as a result of sales of $48.0 million in deposits in December 2000 and the planned reduction of higher costing governmental time deposits. The rate paid on interest bearing deposits was 3.84 percent for the quarter ended September 30, 2001, a decrease of 116 basis points from last year. The decrease in rate was due to the run off of higher promotional rate time deposits and the lower interest rate environment.

Net interest income was $3.2 million for the three months ended September 30, 2001, an increase of $229 thousand or 7.8 percent from the same period a year ago. The increase in net interest income was a result increased spreads and margin.  Net interest margin was 3.69 percent for the quarter compared to 3.22 percent a year ago.  The Company’s net interest margin, although improved from a year ago, continues to be negatively impacted by the declining interest rate environment and the high cost of time deposits.

Interest income was $17.9 million for the nine months ended September 30, 2001, compared to $21.2 million a year ago.  Interest-earning assets averaged $339.7 million, a decrease of $37.1 million, or 9.8 percent, compared to the prior year period. The decreases in average earning assets occurred primarily as a result of the reduction of financial assets in conjunction with the capital restoration plan. The rate earned on interest-earning assets decreased 48 basis points to 7.04 percent for the nine months ended September 30, 2001, compared to the same period a year ago, primarily due to a lower rate environment and higher balances in lower yielding investments. Of the $3.3 million decline in interest income for the nine months ended September 30, 2001, $2.3 million was attributed to the reduction in financial assets while $992 thousand was related to the reduction in the yield.

Interest expense decreased $3.1 million or 25.1 percent for the nine months ended September 30, 2001, compared to the same period a year ago. Interest-bearing liabilities averaged $282.0 million for the nine months ended September 30, 2001, a decrease of $50.4 million or 15.2 percent compared to the prior year period. The decreases in average interest bearing liabilities can be attributed to a reduction in deposits due to branch sales. The rate paid on interest bearing liabilities decreased 58 basis points to 4.40 percent. Of the $3.1 million decline in interest expense for the nine months ended September 30, 2001, $1.9 million was attributed to the reduction in interest bearing liabilities while $1.2 million was related to the reduction in the rate paid on these liabilities. Total interest-bearing deposits were $269.1 million, a decline of $48.7 million from the same period a year ago. The decline in interest-bearing deposits was as a result of sales of $48.0 million in deposits in December 2000 and the planned reduction of higher costing governmental time deposits. The rate paid on interest bearing deposits was 4.32 percent for the nine months ended September 30, 2001, a decrease of 59 basis points from last year. The decrease in rate was due to the run off of higher promotional rate time deposits and the lower interest rate environment.

Net interest income was $8.6 million for the nine months ended September 30, 2001, a decrease of $93 thousand or 1.1 percent from the same period a year ago. The decline in net interest income was a result of the planned reduction in earning assets as a result of the Company’s capital restoration plan offset by an increase in net interest margin.  Net interest margin was 3.39 percent for the nine months ended September 30, 2001, compared to 3.12 percent a year ago.

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

Rate Volume Table	Amount of Increase (Decrease)
	Three months ended September 30, 2001			Nine months ended September 30, 2001
	Versus September 30, 2000			versus September 30, 2000
	Due to change in:			Due to change in:
Assets	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets
Commercial Loans	$(79)	$(160)	$(239)	$(833)	$(157)	$(990)
SBA Loans	342	(158)	184	962	(167)	795
Residential mortgage Loans	31	66	97	(313)	57	(256)
Consumer Loans	(921)	(220)	(1,141)	(3,102)	(460)	(3,562)
Total Loans	(627)	(472)	(1,099)	(3,286)	(727)	(4,013)

Available for sale securities	313	(108)	205	692	(158)	534
Held to maturity securities	(153)	23	(130)	(339)	28	(311)
Federal funds sold and interest bearing deposits	47	(142)	(95)	649	(135)	514
Total Interest-earning assets	(420)	(699)	(1,119)	(2,284)	(992)	(3,276)

Interest bearing checking	(109)	(492)	(601)	(280)	(992)	(1,272)
Savings deposits	(24)	21	(3)	(92)	14	(78)
Time deposits	(579)	(309)	(888)	(1,472)	(169)	(1,641)
Total Interest Bearing Deposits	(712)	(780)	(1,492)	(1,844)	(1,147)	(2,991)
Borrowings	120	49	169	(78)	(40)	(118)
Total interest-bearing liabilities	(592)	(731)	(1,323)	(1,922)	(1,187)	(3,109)
Decrease in tax equivalent net interest income	$172	$32	$204	$(362)	$195	$(167)
Decrease in tax equivalent adjustment			25			74
Increase (decrease) in net interest income			229			(93)

Provision for Loan Losses

The provision for loan losses totaled $275 thousand for the three months ended September 30, 2001, an increase of $185 thousand, compared with $90 thousand for the same period a year ago. The provision for loan losses totaled $575 thousand for the nine months ended September 30, 2001, an increase of $149 thousand compared to $426 thousand for the same period a year ago. The increase for the three and nine month periods ended was primarily attributable to the increase and change in the composition of the loan portfolio, the specific and general reserve factors used to determine reserve levels on certain types of loans, the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the section titled Allowance for Loan Losses. As such the current provision is appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

(in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
	2001	2000	Change	2001	2000	Change
Deposit service charges	$286	$307	(6.8)%	$935	$848	10.3%
Loan and servicing fees	322	289	11.4	923	856	7.8
Net gains on SBA loan sales	485	611	(20.6)	1,537	1,814	(15.3)
Net loss on other loan sales	-	(972)	100.0	-	(776)	100.0
Net security gains	34	-	100.0	68	5	-
Other income	206	310	(33.5)	471	788	(40.2)
Total non-interest income	$1,333	$554	140.6%	3,934	$3,535	11.3%

Non-interest income consists of service charges on deposits, loan and servicing fees, gains and losses on sales of securities and loans, and other income. Non-interest income was $1.3 million for the three months ended September 30, 2001, an increase of $779 thousand compared with 2000, and was $3.9 million, an increase of $399 thousand for the nine months ended, compared to the same period a year ago.

Deposit service charges decreased $21 thousand or 6.8 percent for the three months ended September 30, 2001, compared to the same period a year ago, and increased $87 thousand, or 10.3 percent for the nine months ended, compared with the same period a year ago. Deposit service charges decreased for the three months ended due to the decline in total deposits and increased for the nine months ended primarily as a result of improved collection of non-sufficient and unavailable funds fees.

Loan and servicing fees increased $33 thousand, or 11.4 percent for the three months ended September 30, 2001, and increased $67 thousand, or 7.8 percent for the nine months ended September 30, 2001. The growth in loan and servicing fees for the three and nine months ended can be attributed to the growth of the serviced SBA loan portfolio, which amounted to $99.6 million at September 30, 2001.

Net gains on loan sales includes participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $7.5 million for the three months ended, and $23.6 million for the nine months ended September 30, 2001, compared to $9.1 million and $25.7 million, respectively, for the three and nine month periods ended September 30, 2000. Gains on SBA loan sales were $485 thousand for the three months ended and $1.5 million for the nine months ended September 30, 2001 compared to $611 thousand and $1.8 million, respectively, for the same periods a year ago. The decline in gains on the sale of SBA loans is due to the Company delaying the sale of SBA loans to enhance net interest income.

Net loss on other loan sales for the three months ended September 30, 2000 include a $1.2 million loss on home equity loans offset by gains on the sale of mortgages of $239 thousand from CMA. Results for the nine months ended September 30, 2000 include a $731 thousand loss on the sale of adjustable rate mortgages, a $1.2 million loss on home equity loans and gains on the sale of mortgages of $1.1 million from CMA.

Other non-interest income decreased $104 thousand for the three months ended September 30, 2001, compared with 2000 and decreased $317 thousand for the nine months ended, compared with the same period a year ago. The decrease for the three and nine month periods is as a result of the cancellation of corporate owned life insurance policies during 2000 and the discontinued operations of CMA.

Non-Interest Expense

	Three months ended September 30,			Nine months ended September 30,
			Percent			Percent
	2001	2000	Change	2001	2000	Change
Compensation and benefits	$1,760	$2,238	(21.4)%	$5,071	$7,184	(29.4)%
Occupancy	405	583	(30.5)	1,242	1,944	(36.1)
Processing and communications	545	558	(2.3)	1,547	1,715	(9.8)
Furniture and equipment	283	354	(20.1)	816	815	0.1
Professional services	151	302	(50.0)	563	965	(41.7)
Deposit insurance	39	111	(64.9)	463	202	129.2
Loan servicing costs	50	171	(70.8)	189	477	(60.4)
Other expense	268	3,167	(91.5)	1,046	4,762	(78.0)
Total non-interest expense	$3,501	$7,484	(53.2)%	10,937	$18,064	(39.5)%

Non-interest expense was $3.5 million for the three months ended and $10.9 million for the nine months ended September 30, 2001. Prior period non-interest expenses include the operations of CMA and five additional branches. The reduction in non-interest expense is directly related to the dissolution of CMA, branch sales and improved expense control.

Compensation and benefits expense decreased $478 thousand, or 21.4 percent for the three months ended September 30, 2001, compared to the same period a year ago, and decreased $2.1 million, or 29.4 percent for the nine months ended September 30, 2001, compared to the same period a year ago. The decrease for the three and nine month periods is related to the reduction in the number of employees and fewer branches. Total full time equivalent employees amounted to 139 at September 30, 2001, compared to 157 at September 30, 2000.

Occupancy expense decreased $178 thousand, or 30.5 percent for the three months ended September 30, 2001, compared to the same period a year ago, and decreased $702 thousand, or 36.1 percent for the nine months ended September 30, 2001, compared to the same period a year ago. The decrease for the three and nine month periods is primarily related to the reduction in the number of branches.

Processing and communications expense decreased $13 thousand, or 2.3 percent for the three months ended September 30, 2001, compared to the same period a year ago, and decreased $168 thousand, or 9.8 percent for the nine months ended September 30, 2001, compared to the same period a year ago. The decrease for the three and nine month periods is related to the lower level of processing transactions.

Furniture and equipment expense decreased $71 thousand, or 20.1 percent for the three months ended September 30, 2001, compared to the same period a year ago, and was flat for the nine months ended September 30, 2001, compared to the same period a year ago. The decrease for the three months ended is related to the reduction in the number of branches. Included in the nine months ended September 30, 2000 was a $300 thousand one-time data processing credit.

Professional fees decreased $151 thousand, or 50.0 percent for the three months ended September 30, 2001, compared to the same period a year ago, and decreased $402 thousand, or 41.7 percent for the nine months ended September 30, 2001, compared to the same period a year ago.  The decrease is due to the consulting and legal fees incurred in 2000 in complying with the regulatory order, which were not repeated in 2001.

Deposit insurance decreased $72 thousand for the three months ended September 30, 2001, compared to the same period a year ago, as the Company is now assessed as a well-capitalized institution. Deposit insurance increased $261 thousand for the nine months ended September 30, 2001, compared to the same period a year ago as a result of an increase in risk assessment in the first half of 2001 compared to the prior year.

Loan servicing expense decreased $121 thousand, or 70.8 percent for the three months ended September 30, 2001, compared to the same period a year ago, and decreased $288 thousand, or 60.4 percent for the nine months ended September 30, 2001, compared to the same period a year ago.  The decrease in loan servicing expenses for the three and nine month periods ended is a result of the Company accelerating the billing to the SBA for their share of collection costs on loans serviced on their behalf.

Other expense decreased $2.9 million for the three months ended September 30, 2001, compared to the same period a year ago, and decreased $3.7 million for the nine months ended September 30, 2001, compared to the same period a year ago. The decrease is the result of lower advertising expense and the write down of $2.3 million in intangibles related to CMA in the third quarter of 2000. Included in other expense for the nine months ended September 30, 2001 is $140 thousand of expenses related to the preferred stock exchange offer.

Income Tax Expense

As a result of continued losses in 1999 and 2000, in the fourth quarter of 2000 the Company recorded tax valuation reserves against deferred tax assets, which are dependent on future taxable income. As a result of taxable earnings in 2001, tax valuation reserves have been reversed in an amount substantially to offset current tax expense. The Company anticipates that income tax expense in 2002 will approximate statutory tax rates.

Financial Condition at September 30, 2001

Total assets at September 30, 2001, were $368.6 million compared to $407.6 million a year ago and $356.0 million from the year-end 2000.  The decline in assets from a year ago was in accordance with the Company’s capital restoration plan.  The increases in assets from December 31, 2000, were the result of deposit generation used to fund loan volume and investments in securities.

Securities

Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 84 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of September 30, 2001, $10.7 million of securities were required to be pledged for governmental deposits.

Securities available for sale were $59.8 million at September 30, 2001, an increase of $22.0 million, or 58.2 percent from year-end 2000. During the first nine months of 2001, $48.3 million of securities available for sale were purchased, (predominately collateralized mortgage obligations) and funded by Federal funds sold and calls and maturities on securities.

Securities held to maturity were $22.2 million at September 30, 2001, a decrease of $10.8 million or 32.7 percent from year-end 2000. The decline in held to maturity securities was a result of calls and maturities, and their reinvestment in the securities available for sale portfolio. As of September 30, 2001, and December 31, 2000 the market value of held to maturity securities was $22.6 million and $32.2 million, respectively.  The improvement in the market value of the investment portfolios was due to the declining interest rate environment.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $25.8 million, or 11.4 percent to $251.9 million at September 30, 2001, from year-end 2000.

SBA loans provide guarantees up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $34.2 million at September 30, 2001, an increase of $10.8 million from year-end 2000. SBA loans held for sale, carried at the lower of cost or market, amounted to $15.0 million at September 30, 2001, an increase of $8.3 million from year-end 2000. The SBA loan portfolio increased through the Company delaying sales in order to enhance net interest income. SBA loans are often originated outside of the Company’s market place.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $97.6 million at September 30, 2001, an increase of $9.3 million from year-end 2000. The increase in the portfolio was a result of new originations exceeding prepayments.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $78.1 million at September 30, 2001, an increase of $1.1 million from year-end 2000. In June and July 2001 the Company purchased $7.8 million and $3.8 million, respectively of residential mortgages. The Company does not originate a material amount of mortgage loans held for investment.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $26.9 million at September 30, 2001 a decrease of $3.7 million from year-end December 2000. The decrease in the consumer loan portfolio was primarily the result of auto loan pay-downs.

Asset Quality

Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan.  A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and ultimately credit losses, especially on collateral deficient loans.

Non-performing loans consist of loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectibility of principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans past due 90 days and still accruing interest are not included in non-accrual loans. Management has evaluated the loans past due 90 days or greater and still accruing interest and determined that they are well collateralized and in the process of collection. The majority of loans 90 days past due and still accruing interest are loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal.

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

The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended September 30, 2001 and 2000, and December 31, 2000:

Nonperforming loans
(In thousands)	September 30, 2001	December 31, 2000	September 30, 2000
Non-performing loans
Commercial & SBA	$2,443	$2,871	$3,330
Residential mortgage	-	-	-
Consumer	142	32	48
Total non-performing loans	2,585	2,903	3,378
OREO	163	142	300
Total Non-Performing Assets	$2,748	$3,045	$3,678

Past Due 90 days or more and still accruing interest
Commercial & SBA	2,323	1,272	822
Residential mortgage	-	-	-
Consumer	37	-	20
Total accruing loans 90 days or more past due	2,360	1,272	842

Non-Performing assets to total assets	0.75%	0.86%	0.90%
Non-Performing assets to loans and OREO	1.09%	1.35%	1.57%
Allowance for loans losses as a percentage of non-performing loans	111.06%	88.12%	75.34%
Allowance for loan losses to total loans	1.14%	1.13%	1.09%

Non-performing loans amounted to $2.6 million at September 30, 2001, a decrease of $318 thousand from $2.9 million at year-end 2000.  Included in nonaccrual loans at September 30, 2001 are $1.2 million of loans guaranteed by the SBA. Loans, past due 90 days or more, increased $1.1 million from $1.3 million at December 31, 2000 to $2.4 million at September 30, 2001. The majority of loans past due 90 days and still accruing interest are loans where customers continue to make the monthly principal and interest payments. The loans have matured and are pending renewal.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $0.9 million and $0.3 million at September 30, 2001 and December 31, 2000 respectively.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed sufficient by management to absorb estimated credit losses as of the balance sheet date.  Management utilizes a standardized methodology to assess the adequacy of the allowance for loan losses.  This process consists of the identification of specific reserves for identified problem loans and the calculation of general reserves based on loan type and grade. Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically by an independent credit review function and by the audit committee.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and to quantify the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected and loss experience, and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process, which includes the determination of the adequacy of the allowance for loan losses, is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

Provisions charged to expense increase the allowance and the allowance is reduced by net charge-offs.  Although management attempts to maintain the allowance at a level deemed adequate to provide for potential losses, future additions to the allowance may be necessary based upon certain factors including obtaining updated financial information about the borrower’s financial condition and changes in market conditions.  In addition, various regulatory agencies periodically review the adequacy of the allowance for loan losses.  These agencies have in the past and may in the future require the Bank to make additional adjustments based on their judgments about information available to them at the time of their examination.

The allowance for loan losses totaled $2.9 million, $2.6 million, and $2.5 million at September 30, 2001, December 31, 2000, and September 30, 2000, respectively with resulting allowance to total loan ratios of 1.14 percent, 1.13 percent and 1.09 percent respectively.  The increase in the allowance for loan losses is primarily due to loan growth and the change in composition of the loan portfolios.

The following is a reconciliation summary of the allowance for loan losses the three and nine months ended September 30, 2001 and 2000:

Allowance for Loan Loss Activity	Three months ended		Nine months ended
(In thousands)	2001	2000	2001	2000
Balance, beginning of period	$2,664	$2,466	$2,558	$2,173
Provision charged to expense	275	90	575	426
	2,939	2,556	3,133	2,599
Charge-offs:
Commercial and SBA	-	17	213	56
Residential mortgage	-	-	-	-
Consumer	80	-	127	34
Total Charge-offs	80	17	340	90
Recoveries:
Commercial and SBA	10	3	74	20
Residential mortgage	-	2	-	-
Consumer	2	1	4	16
Total recoveries	12	6	78	36
Total net charge-offs	68	11	262	54
Balance, end of period	$2,871	$2,545	$2,871	$2,545
Selected loan quality ratios:
Net charge offs to average loans	0.11%	0.02%	0.15%	0.02%
Allowance to loan losses to:
Total loans at period end	1.14%	1.09%	1.14%	1.09%
Non-performing loans	111.06%	75.34%	111.06%	75.34%

Deposits

Deposits, which include non-interest and interest bearing, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain both retail and commercial customers. For the nine months ended September 30, 2001, the Company realized continued growth in core deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing through the Company’s twelve-branch network.  The Company’s objective is to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $9.7 million to $330.0 million at September 30, 2001 from $320.3 million at December 31, 2000. The increase in deposits was primarily the result of a $5.5 million increase in demand deposits and $4.8 million increase in interest bearing checking, offset by a decline in time deposits. Included in time deposits are $16.3 million of Government deposits, compared to $17.0 million at December 31, 2000.  These deposits are generally a short-term funding source, and are subject to price competition.

Other Debt

Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $2.9 million of lease obligations, amounted to $12.9 million at September 30, 2001, unchanged from year-end 2000. The 4.92% borrowings from the FHLB mature in 2010 and are callable in December 2001. The Company does not expect these borrowings to be called by the FHLB in December 2001, based on the current interest rate environment.

Interest Rate Sensitivity

The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and liquidity requirements, and actively manage risk within the Board approved guidelines.  The Company seeks to reduce the vulnerability of the operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee (“ALCO”) of the Board of Directors.  The ALCO reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points, is a decline of 1.04 percent in a rising rate environment and an increase of 0.30 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2000 the economic value of equity with rate shocks of 200 basis points was a decline of 1.5 percent in a rising rate environment and a decline of 0.08 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $25.0 million at September 30, 2001, a decrease of $20.3 million from December 31, 2000. Net cash used by operating activities for the nine months ended 2001, amounted to $2.9 million, primarily from cash used in the origination of SBA loans offset by SBA loan sales, net income from operations the provision for loan losses and the change in other assets and liabilities. Net cash used in investing activities amounted to $27.7 million, primarily from the funding of the loan portfolio, increased investment in securities, partially offset by maturities of securities and proceeds of loan sales. Net cash provided by financing activities, amounted to $10.3 million for the quarter ended September 30, 2001, attributable to deposit growth of $9.7 million and the proceeds from the issuance of common stock.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Holding Company

The principal source for funds for the holding company is dividends paid by the Bank.  The Bank is currently restricted from paying dividends to the holding company.  At September 30, 2001, the Holding Company had $768 thousand in cash and $106 thousand in marketable securities. At September 30, 2001, the Holding Company has $45 thousand of dividend payments in arrears on its Series A Preferred Stock. Under its agreements with its federal and state regulators, the Company can not pay dividends on its outstanding preferred stock without the prior approval of the regulators.

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

At September 30, 2001, $15.4 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is Federal Funds sold, which were $12.0 million at September 30, 2001.

As of September 30, 2001, deposits included $26.4 million of Government deposits, as compared to $31.7 million at December 31, 2000.  These deposits are generally short in duration, and are sensitive to price competition.  The Company has significantly reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $21.5 million of deposits from two municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.  At September 30, 2001, the Bank had approximately $79.9 million of loan commitments, which will generally either expire or be funded within one year.

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

In addition to the risk-based guidelines, regulators require that a bank which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process. The Company and the Bank entered into stipulations and agreements with each of their respective regulators on July 18, 2000 incorporating the 6.0 percent leverage ratio required by the New Jersey Department of Banking and Insurance in connection with the Bank’s 1999 branch expansion.

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

In September and October 2001, the Company undertook a private placement of its common stock, raising $642 thousand prior to September 30, 2001 and a total of $1.1 million through the issuance of 269 thousand shares of common stock. The majority of the proceeds of the offering were contributed to the Bank, and as of September 30, 2001 the Bank’s tier 1 capital ratio was 6.17 percent, which exceeded the minimum requirement. Both the Company and the Bank believe that they are in compliance with all provisions of the agreements.

The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2001
Leverage Ratio	$23,311	6.41%	≥	$14,536	4.00%	≥	$18,169	5.00%
Tier I risk-based ratio	$23,311	9.78%	≥	$9,539	4.00%	≥	$14,308	6.00%
Total risk-based ratio	$26,182	10.98%	≥	$19,077	8.00%	≥	$23,846	10.00%
As of December 31, 2000
Leverage Ratio	$21,539	5.50%	≥	$15,670	4.00%	≥	$19,474	5.00%
Tier I risk-based ratio	$21,539	9.61%	≥	$8,961	4.00%	≥	$13,442	6.00%
Total risk-based ratio	$24,097	10.76%	≥	$17,922	8.00%	≥	$22,403	10.00%

The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2001-
Leverage Ratio (a)	$22,393	6.17%	≥	$14,528	4.00%	≥	$18,160	5.00%
Tier I risk-based ratio	$22,393	9.40%	≥	$9,530	4.00%	≥	$14,294	6.00%
Total risk-based ratio	$25,264	10.60%	≥	$19,059	8.00%	≥	$23,824	10.00%
As of December 31, 2000-
Leverage Ratio (a)	$20,394	5.24%	≥	$15,579	4.00%	≥	$19,474	5.00%
Tier I risk-based ratio	$20,394	9.12%	≥	$8,946	4.00%	≥	$13,419	6.00%
Total risk-based ratio	$22,952	10.26%	≥	$17,892	8.00%	≥	$22,365	10.00%

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

Shareholders’ Equity

      Shareholders' equity increased $2.4 million, or 11.1 percent, to $23.8 million at September 30, 2001 compared to $21.3 million at December 31, 2000.  This increase was the result of the $1.1 million net operating profit before unpaid preferred stock dividends,  $612 thousand of accumulated other comprehensive income as a result of appreciation in the securities portfolio and $642 thousand of capital raised through a private placement offering of common stock. As of September 30, 2001, $45 thousand of preferred dividends were in arrears.

On July 13, 2001, the Company concluded its exchange offer for shares of its Series A Preferred Stock, with 94 percent of the 103.5 thousand shares converting to common stock. Under the terms of the exchange offer, 10.1 shares of common stock and 10.1 common stock purchase warrants were issued for each share of Series A Preferred Stock. Each warrant will allow the holder to purchase one share of common stock at an exercise price of $5.50 for a fifteen-month period ending October 16, 2002. In addition, one share of common stock and one common purchase warrant were issued in full satisfaction of each $4.95 of accrued but unpaid dividends on each share of Series A Preferred Stock tendered. Approximately $627 thousand of unpaid dividends were settled in the exchange offer. Under the terms of the exchange offer, approximately 1.1 million shares of common stock and 1.1 million warrants were issued, for 97.5 thousand shares of tendered Series A Preferred Stock and the related unpaid dividends. Six thousand shares of Series A Preferred Stock remains outstanding. As a result of the exchange, the Company recorded a $1.8 million non-cash dividend, representing the value of the additional consideration transferred in the transaction over the fair value of securities issuable pursuant to the original terms of the agreement. This dividend had no impact on total capital, but impacted earnings per common share in the third quarter of 2001.

In September, the Company commenced a Private Placement common stock offering to raise additional capital to support asset growth and to increase regulatory capital. As of September 30, 2001, the Company’s offering raised $642 thousand in capital through the issuance of 156 thousand common shares. The offering was concluded in October and generated $464 thousand of additional capital through the issuance of 113 thousand common shares. The shares issued in the private placement are restricted from sale for one year and were issued at $4.11per share.

Impact of Inflation and Changing Prices

      The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of the operations.  Unlike most industrial companies, nearly all the Company’s assets and liabilities are monetary.  As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

ITEM III           Quantitative and Qualitative Disclosures about Market Risk

            During 2001, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Form 10-KSB. See the interest rate sensitivity in Management’s discussion and analysis.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The company does not believe that any existing legal claims or proceedings will have a material impact on the Company’s financial position, although they could have a material impact on the Company’s results of operations.

On August 14, 2000, Robert J. Van Volkenburgh resigned from his positions of Chairman of the Board and Chief Executive Officer of the Company.  In February 2001, Mr. VanVolkenburgh filed a complaint in the Superior Court of New Jersey alleging breach of two agreements. In September 2001, Mr. Van Volkenburgh withdrew his action without prejudice.

Item 2. Changes in Securities and Use of Proceeds

In September, the Company commenced a Private Placement of common stock under SEC Regulation D and Section 4(2) of the Securities Act of 1933to raise additional capital to support asset growth and to increase regulatory capital. The offering was made to members of the Company’s Board, and Officers, and certain investors, all of whom qualify as “accredited investors” under Regulation D. As of September 30, 2001, the Company’s offering raised $642 thousand in capital representing 156 thousand common shares. The offering was concluded in October and raised a total of $1.1 million in capital through the issuance of  $269 thousand common shares.

Item 3.  Defaults Upon Senior Securities

As of September 30, 2001, the Company has $45 thousand of dividends in arrears on its 10 percent cumulative preferred stock. Under regulatory guidelines the Company is prohibited from making dividend payments.

Item 4.  Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits – Not applicable

(b)   Reports of form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

UNITY BANCORP, INC.

Dated: November 14, 2001	By:/s/	JAMES A. HUGHES
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer