Form 10-K
period 2001-12-31
UNITY BANCORP INC /DE/
filed 2002-03-28
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number   1-12431

 Unity Bancorp, Inc.

(Name of small business issuer as specified in its charter)

Delaware	22-3282551
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

64 Old Highway 22, Clinton, NJ	08809
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (908) 730-7630

Securities registered pursuant to Section 12(b) of the Exchange Act:     None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class:               Common Stock, No Par Value

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares of the Issuer’s Common Stock, no par value, outstanding as of March 14, 2002, was 5,180,236

UNITY BANCORP, INC.

DOCUMENTS INCORPORATED BY REFERENCE

Index to Form 10-K

Part I

Part III

PART I

Item 1.    Description of the Business

a)             General

Unity Bancorp, Inc. (the “Company” or “Registrant”) is a bank holding company incorporated under the laws of the State of Delaware to serve as a holding company for Unity Bank  (the “Bank”).  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full–service commercial bank, providing a wide range of business and consumer financial services through its main office and twelve (12) branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union and Whitehouse, New Jersey.  The Bank’s primary service area encompasses the Route 22/Route 78 corridor between the Bank’s Clinton, New Jersey main office and its Linden, New Jersey branch.

During 2001, the Company and the Bank operated under regulatory agreements with their respective federal and state regulators. These agreements required the Company and the Bank to adopt strategic and capital plans to increase the Bank’s leverage ratio to 6% or above, review and adopt various policies and procedures, adopt programs with regard to the resolution of certain criticized assets, and provide ongoing reporting to the various regulatory agencies with regard to the Bank’s and Company’s progress in meeting the requirements of the agreements. The agreements also prohibited the Bank from paying  dividends to the Company and the Company from paying dividends on its common or preferred stock, without regulatory approval. All agreements between the Company and the bank and their respective federal and state regulators were terminated in the first quarter of 2002.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional and community-oriented commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its service area.  The Company engages in a wide range of lending activities and offers commercial, Small Business Administration (“SBA” ), consumer, mortgage, home equity and personal loans.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices.  The Bank’s main office, located in Clinton, in combination with its Flemington and Whitehouse offices serves the greater area of Hunterdon County. The Bank’s North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County.  The Bank’s Springfield, Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County.  The offices in South Plainfield, Highland Park, Edison, and Colonia Township extend the Company’s service area into Middlesex County.

Competition

The Company is located in an extremely competitive area.  The Company’s service area is already serviced by major regional banks, large thrift institutions and by a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company’s competitors have substantially more capital and therefore greater lending limits than the Company.  The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies upon the competitive pricing of its loans, deposits and other services as well as its ability to provide local decision making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2001, the Company employs 125 full-time and 21 part-time employees. None of the Company’s employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

SUPERVISION AND REGULATION

General - Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are intended to protect depositors, not stockholders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.  Over the past several years, a number of legislative proposals have been debated in Congress concerning modernization of the nation’s financial system.  Many of these proposals would substantially alter the current regulatory framework, particularly as it relates to bank holding companies and their powers.  Management of the Company is unable to predict, at this time, which, if any, of these legislative proposals may ultimately be adopted and the impact of any such regulatory proposals on the business of the Company.

General Bank Holding Company Regulation

General.  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “BHCA”), the Company is subject to the regulation and supervision of the FRB.  The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.  Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares), or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti–competitive effect, unless the anti– competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non–banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public,  such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default.  Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies.  The FRB has adopted risk–based capital guidelines for bank holding companies.  The risk–based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off–balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off–balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk–weighted assets and off–balance sheet items.

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier I,” consisting of common stockholders’ equity and certain preferred stock, less certain goodwill items and other intangible assets.  The remainder, “Tier II Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk–weights of 0%, 20%, 50% and 100%.  In addition, certain off–balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk–weight will apply.  These computations result in the total risk–weighted assets.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and performing, guaranteed portions of unsold SBA loans, which carry a 20% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk–weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk–weight.  In converting off–balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighing.  Transaction related contingencies such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighing.  Short-term commercial letters of credit have a 20% risk-weighing and certain short–term unconditionally cancelable commitments have a 0% risk-weighing.

In addition to the risk–based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

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

Insurance of Deposits.  The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the SAIF of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) the FDIC has established a risk-based assessment system. Premium assessments under this system are based upon:  (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

Dividend Rights.  Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.

b)             Statistical information

 The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s 2001 Annual Report to Shareholders incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

		Annual Report
	Description of Financial Data	Pages
I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest
	Rates and Interest Differential
	A. Analysis of Net Interest Earnings	5
	B. Average Balance Sheets	7
	C. Rate/Volume Analysis	8

II.	Investment Portfolio
	A. Book value of investment securities	24
	B. Investment securities by range of maturity with corresponding average yields	24
	C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III.	Loan Portfolio
	A. Types of loans	10
	B. Maturities and sensitivities of loans to changes in interest rates	11
	C. Risk elements
	1) Nonaccrual, past due and restructured loans	11
	2) Potential problem loans	11
	3) Foreign outstandings	N/A
	4) Loan concentrations	N/A
	D. Other interest bearing assets	N/A

IV.	Summary of Loan Loss Experience
	A. Analysis of the allowance for loan losses	12
	B. Allocation of the allowance for loan losses	13

V.	Deposits
	A. Average amount and average rate paid on major categories of deposits	7
	B. Other categories of deposits	N/A
	C. Deposits by foreign depositors in domestic offices	N/A
	D. Time deposits of $100,000 or more by remaining maturity	25
	E. Time deposits of $100,000 or more by foreign offices	N/A

VI.	Return on Equity and Assets	5

VII	Short-term Borrowings	26

Item 2.  Description of Properties

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its twelve branch offices.

The following table sets forth certain information regarding the Company’s properties for which it conducts business as of December 31, 2001.

	Leased	Date Leased	Lease	2001 Annual
Location	Or Owned	or Acquired	Expiration	Rental Fee
Clinton, NJ	Leased	1996	2006	$398,363
Colonia, NJ	Leased	1995	2005	32,633
Flemington, NJ	Leased	1995	2003	47,625
Linden, NJ	Owned	1991	—	—
Highland Park, NJ	Leased	1999	2024	68,972
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Leased	1996	2006	70,957
Springfield, NJ	Leased	1995	2003	30,484
South Plainfield, NJ	Leased	1999	2024	83,276
Union, NJ	Leased	1996	2006	61,558
Edison, NJ	Leased	1999	2024	96,201
Whitehouse, NJ	Owned	1998	—	—

Item 3.   Legal Proceedings

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank’s business.  None of these proceedings individually or in the aggregate is expected to have a material adverse effect upon the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Registrant’s shareholders during the fourth quarter of fiscal 2001.

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the NASDAQ National Market under the symbol “UNTY”.   As of December 31, 2001, there were 595 stockholders of record of the Common Stock.

The following table sets forth the high and low bid prices of the Common Stock along with the closing prices, as reported on the NASDAQ National Market for 2001 and 2000.  The NASDAQ high and low bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

UNITY BANCORP, INC., COMMON STOCK PRICES AND CASH DIVIDENDS
	High	Low	Close
2001:
4th Quarter	$6.50	$4.69	$6.50
3rd Quarter	6.18	4.00	5.05
2nd Quarter	4.50	3.05	4.00
1st Quarter	4.00	2.00	3.50
2000:
4th Quarter	$4.38	$2.00	$2.00
3rd Quarter	4.94	3.44	3.44
2nd Quarter	6.25	3.50	3.88
1st Quarter	6.68	5.25	6.00

Item 6.             Selected Financial Data

             See Selected Consolidated Financial Data in the 2001 Annual Report to Shareholders which information is incorporated by reference herein

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

             See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders which information is incorporated by reference herein.

Item 7A.          Qualitative and Quantitative Disclosure About Market Risk

             See Selected Consolidated Financial Data in the 2001 Annual Report to Shareholders which information is incorporated by reference herein

Item 8.                                        Financial Statements

             See Financial Statements and Notes to Financial Statements in the 2001 Annual Report to Shareholders which information is incorporated by reference herein.

Item 9.                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

PART III

Item 10.                                 Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company’s 2002 Annual Shareholders Meeting under the captions “ELECTION OF DIRECTORS” and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
Michael T.Bono, 60, Chief Retail Officer and Executive Vice President of the Company and the Bank	2001	Previously, Mr. Bono was a Retail Officer for Unity Bank.
Michael F. Downes, 39, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank

Item 11.           Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2002 Annual Meeting under the caption “EXECUTIVE COMPENSATION,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company’s 2002 Annual Shareholders Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

Item 13.           Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2002 Annual Shareholders Meeting under the caption “Certain Transactions with Management,” which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)                            (1) Financial statements

See Financial Statements and Notes to Financial Statements on pages 18 to 30 of the 2001 Annual Report to Shareholders which information is incorporated by reference herein.

 (a)       (2) Other Exhibits.

Exhibit
Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (1)
4(i)	Form of Stock Certificate (2)
10(i)	1994 Stock Option Plan for Non–Employee Directors (1)
10(ii)	Stock Bonus Plan (2)
10(iii)	1997 Stock Option Plan (3)
10(iv)	1997 Stock Bonus Plan (3)
10(v)	1998 Stock Option Plan (4)
10(vi)	Employment Agreement with Anthony J. Ferraro
10(vii)	Retention Agreement with James A. Hughes
10(viii)	Change in Control Agreement with Michael T. Bono
10(ix)	Change in Control Agreement with Michael F. Downes
13	Unity Bancorp. Inc. 2001 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23a	Consent of KPMG LLP

(1)  Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant’s Registration Statement on Form S-4, Registration No. 33-76392.

(2)  Incorporated by reference from Exhibits 3(i) to 27 from the Registrant’s Registration Statement on Form SB-2, Registration No. 333-12565.

(3)  Incorporated by reference from Exhibits B and C from the Company’s definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

(4)  Incorporated by reference from Exhibit A from the Company’s definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

(a)        Reports on Form 8-K - None

Date                                              Item Reported

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

UNITY BANCORP, INC.

Dated:	March 28, 2002	By:	/s/ James A. Hughes
James A. Hughes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ David D. Dallas	Chairman of the Board	March 28, 2002
David D. Dallas

/s/ Anthony J. Ferraro	President and Chief Executive Officer	March 28, 2002
Anthony J. Ferraro

/s/ James A. Hughes	Chief Financial Officer (Principal	March 28, 2002
James A. Hughes	Financial and Accounting Officer)

/s/ Charles S. Loring	Director	March 28, 2002
Charles S. Loring

/s/ Peter P. DeTommaso	Director	March 28, 2002
Peter P. DeTommaso

/s/ Allen Tucker	Director	March 28, 2002
Allen Tucker