Form 10-Q
period 2002-03-31
UNITY BANCORP INC /DE/
filed 2002-05-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number   1-12431

Unity Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3282551
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

64 Old Highway 22, Clinton, NJ	08809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (908) 730-7630

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2002:

Common stock, no par value: 5,181,877 shares outstanding

Unity Bancorp

Consolidated Statements of Financial Condition

(unaudited)

(in thousands)	03/31/02	12/31/01	03/31/01
Assets
Cash and due from banks	$13,762	$16,832	$16,027
Federal funds sold	12,000	—	36,500
Securities:
Available for sale	57,979	59,773	53,497
Held to maturity	21,988	20,923	25,666
Total securities	79,967	80,696	79,163
Loans:
SBA loans held for sale	14,279	17,719	7,337
SBA	37,816	35,754	26,251
Commercial	131,487	119,262	85,971
Residential mortgages	69,757	73,144	76,026
Consumer loans	26,247	26,680	28,363
Total loans	279,586	272,559	223,948
Allowance for loan losses	3,180	3,165	2,550
Net loans	276,406	269,394	221,398
Premises and equipment, net	8,333	8,567	9,174
Accrued interest receivable	2,270	2,261	2,810
Other assets	1,492	1,482	1,972
Total assets	$394,230	$379,232	$367,044
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$62,246	$64,697	$53,046
Interest bearing checking	135,196	119,864	107,039
Savings deposits	32,141	30,982	31,115
Time deposits	84,378	83,644	98,776
Time, $100,000 and over	39,816	40,767	41,112
Total deposits	353,777	339,954	331,088
Other debt	12,831	12,853	12,915
Accrued interest payable	412	366	885
Accrued expense and other liabilities	1,350	1,223	476
Total liabilities	$368,370	$354,396	$345,364
Commitments and contingencies	—	—	—
Shareholders’ equity
Preferred stock, class A, 10%, cumulative and convertible 104 thousand shares outstanding 6 thousand outstanding at Mar. 31, 2002 and Dec. 31, 2002, 104 outstanding at Mar. 31, 2001	285	285	4,929
Common stock, no par value, 7,500 shares authorized, 5,181 issued and outstanding Mar, 31, 2002, 5,113 issued and outstanding Dec. 31, 2001, 3,864 issued 3,707 outstanding Mar. 31, 2001.	33,630	33,248	26,234
Treasury stock, at cost, 157 thousand outstanding at Mar. 31, 2001	—	—	(1,762)
Retained deficit	(7,878)	(8,692)	(7,665)
Accumulated other comprehensive loss	(177)	(5)	(56)
Total Shareholders’ Equity	25,860	24,836	21,680
Total Liabilities and Shareholders’ Equity	$394,230	$379,232	$367,044

See accompanying notes to the consolidated financial statements.

Unity Bancorp

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,

(in thousands, except per share amounts)	2002	2001
Interest income:

Fed funds sold and interest on deposits	$30	$454
Securities:
Available for sale	791	657
Held to maturity	333	473
Total securities	1,124	1,130
Loans:
SBA loans	899	851
Commercial loans	2,263	1,885
Residential mortgage loans	1,043	1,139
Consumer loans	389	557
Total loan interest income	4,594	4,432
Total interest income	5,748	6,016
Interest expense:
Interest bearing checking	572	973
Savings deposits	167	178
Time deposits	1,182	2,007
Total deposit interest expense	1,921	3,158
Borrowings	197	195
Total interest expense	2,118	3,353
Net interest income	3,630	2,663
Provision for loan losses	600	150
Net interest income after provision for loan losses	3,030	2,513
Non-interest Income:
Deposit service charges	343	327
Loan and servicing fees	352	291
Net gains on loan sales	784	402
Net security gains	—	34
Other income	412	107
Total non-interest income	1,891	1,161
Non-interest expense:
Compensation and benefits	1,808	1,628
Occupancy	408	413
Processing and communications	511	482
Furniture and equipment	285	263
Professional fees	153	207
Deposit insurance	38	224
Loan servicing costs	67	75
Other expenses	382	248
Total non-interest expense	3,652	3,540
Net income before provision for income taxes	$1,269	$134
Provision for income taxes	447	6
Net income	$822	$128
Preferred stock dividends	8	129
Net income (loss) to common shareholders	$814	$(1)

Net income per common share - Basic	$0.16	$(0.00)
Net income per common share - Diluted	0.15	(0.00)

Average common shares outstanding - Basic	5,132	3,707
Average common shares outstanding - Diluted	5,547	3,707

Unity Bancorp, Inc

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2002 and 2001

(unaudited)

(In thousands)	Preferred Stock	Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive loss	Total Shareholders’ Equity
Balance, December 31, 2000	$4,929	$26,234	$(1,762)	$(7,793)	$(294)	$21,314
Comprehensive income:
Net Income	—	—	—	128	—	128
Net unrealized holding loss on securities arising during the period, net of tax $46	—	—	—	—	238	238
Total comprehensive income	—	—	—	—	—	366
Balance, March 31, 2001	$4,929	$26,234	$(1,762)	$(7,665)	$(56)	$21,680

Balance, December 31, 2001	$285	$33,248	—	$(8,692)	$(5)	$24,836
Comprehensive income:
Net Income	—	—	—	822	—	822
Net unrealized holding loss on securities arising during the period, net of tax $277	—	—	—	—	(172)	(172)
Total comprehensive income	—	—	—	—	—	650
Preferred stock dividends	—	—	—	(8)	—	(8)
Warrant exercises (63 shares)	—	349	—	—	—	349
Benefit plans (5 shares)	—	33	—	—	—	33
Balance, March 31, 2002	$285	$33,630	$—	$(7,878)	$(177)	$25,860

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
(In thousands)	2002	2001
Operating activities:
Net income	$822	$128
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	600	150
Depreciation and amortization	355	240
Net gain on sale of securities	—	(34)
Gain on sale of SBA loans held for sale	(784)	(402)
Gain on sale of premises and equipment	—	(2)
Origination of SBA loans held for sale	(6,875)	(7,563)
Proceeds from the sale of SBA loans	11,099	6,107
Net change in other assets and liabilities	197	2,056
Net cash provided by operating activities	5,414	680
Investing activities:
Purchases of securities held to maturity	(3,026)	(1,012)
Purchases of securities available for sale	(7,890)	(19,337)
Maturities and principal payments on securities held to maturity	1,961	8,374
Maturities and principal payments on securities available for sale	9,407	3,618
Proceeds from sale of securities available for sale	—	302
Purchase of loans	(3,373)	—
Net (increase) decrease in loans	(7,709)	3,892
Purchases in premises and equipment	(29)	(4)
Proceeds from sale of premises and equipment	—	(12)
Net cash used in investing activities	(10,659)	(4,179)
Financing activities:
Increase in deposits	13,823	10,770
(Decrease) Increase in borrowings	(22)	16
Proceeds from the issuance of common stock	382	—
Dividends on preferred stock	(8)	—
Net cash provided by financing activities	14,175	10,786
Increase in cash and cash equivalents	8,930	7,287
Cash and cash equivalents at beginning of year	16,832	45,240
Cash and cash equivalents at end of period	$25,762	$52,527
Supplemental disclosures:
Cash:
Interest paid	$2,072	$3,142
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	—	140

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Notes to the Consolidated Financial Statements

March 31, 2002

(unaudited)

NOTE 1. Organization and principles of consolidation

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.  The financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K.

NOTE 2. Litigation

The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The company does not believe that any existing legal claims or proceedings will have a material impact on the Company’s financial position, or results of operations.

NOTE 3. Net income (loss) per common share

The following is a reconciliation of the calculation of basic net income (loss) per common share.  Basic net income (loss) per common share is calculated by dividing net income (loss) to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the reporting period. As of March 31, 2002 the Company had 1.0 million common stock warrants exercisable at $5.50 per share which expire in October 2002. The Company believes that the majority of these warrants will be exercised.

(In thousands)	Three Months ended March 31,
	2002	2001
Net income (loss) to common shareholders	$814	$(1)
Average common shares outstanding - Basic	5,132	3,707
Average common shares outstanding - Diluted	5,547	3,707

Net income per common share - Basic	$0.16	$0.00
Net income per common share - Diluted	0.15	0.00

NOTE 4. Recent accounting pronouncements

On October 3, 2001, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial “

Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 Supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

In August, 2001,the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company’s consolidated financial statements.

On July 20, 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets”. Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company adopted Statement 142 effective January 1, 2002.  The Company currently has no recorded goodwill or intangible assets and the initial adoption of Statement 142 had no impact the Company’s consolidated financial statements.

ITEM II

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview and Strategy

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in Delaware and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is charted by the New Jersey Department of Banking and Insurance. The Bank provides a full range of commercial and retail banking services through the internet and 12 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank’s wholly owned subsidiary, Unity Financial Services, Inc.  Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank’s investment portfolio.

In 1999, the Company incurred losses causing the Bank and the Company’s capital ratios to fall below levels required under federal regulation. Due to continued losses in 2000, the Bank and the Company entered into stipulations and agreements with each of their respective regulators on July 18, 2000. As a result of the improvement in the Company’s financial condition and capital ratios, in the first quarter of 2002, the regulators lifted all agreements with the Bank and the Company. As a result of the lifting of the agreements, the Bank and the Company are no longer prohibited from paying dividends.

Results of Operations for the three months ended March 31, 2002

Net Income

Net income for the three months ended March 31, 2002 was $822 thousand compared to a net income of $128 thousand for the same period in 2001.  After consideration of the preferred stock dividends, net income to common shareholders was $814 thousand, or $0.16 per basic share and $0.15 per diluted share, compared to a loss of $1 thousand, or $0.00 per basic and diluted share for the same period a year ago. The improved operating results for the three months ended March 31, 2002, were primarily the result of increased non-interest and net interest income. The following are key performance indicators for the three months ended March 31, 2002 and 2001.

	Three Months ended March 31,
(In thousands)	2002	2001
Net Income	$822	$128
Preferred stock dividends	8	129
Net income (loss) to common shareholders	$814	$(1)
Net income per common share - basic	$0.16	$—
Net income per common share - diluted	0.15	—

Return on average assets	0.87%	0.15%
Return on average common equity	13.19	(0.02)
Efficiency ratio	66.15	92.57

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

	Three Months Ended
	March 31, 2002			March 31, 2001
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$7,675	30	1.59%	$33,257	454	5.54%
Securities:
Securities available for sale	57,483	791	5.50	42,467	657	6.19
Securities held to maturity	20,773	333	6.41	31,852	473	5.94
Total securities	78,256	1,124	5.75	74,319	1,130	6.08
Loans, net of unearned discount:
SBA loans	53,795	899	6.68	32,221	851	10.56
Commercial	123,553	2,263	7.43	85,992	1,885	8.89
Residential mortgage	71,354	1,043	5.85	76,851	1,139	5.93
Consumer	26,524	389	5.95	28,991	557	7.79
Total loans	275,226	4,594	6.73	224,055	4,432	7.97
Total interest-earning assets	361,157	5,748	6.41	331,631	6,016	7.30
Noninterest-earning assets:
Cash and due from banks	14,616			11,017
Less: Allowance for loan losses	3,347			2,633
Other assets	12,018			14,204
Total noninterest-earning assets	23,287			22,588
Total Assets	$384,444			$354,219

Interest-bearing liabilities:
Interest-bearing checking	$127,986	572	1.81	$103,501	973	3.81%
Savings deposits	32,058	167	2.11	30,373	178	2.38
Time deposits	123,085	1,182	3.89	132,962	2,007	6.12
Total interest-bearing deposits	283,129	1,921	2.75	266,836	3,158	4.80
Other borrowed funds	14,023	197	5.70	12,902	195	6.13
Total interest-bearing liabilities	297,152	2,118	2.89	279,738	3,353	4.86
Noninterest-bearing liabilities:
Demand deposits	60,468			51,896
Other liabilities	1,516			1,225
Total noninterest-bearing liabilities	61,984			53,121
Shareholders’ equity	25,308			21,360
Total Liabilities and Shareholders’ Equity	$384,444			$354,219

Net interest income		3,630			2,663
Net interest spread			3.52%			2.44%
Net interest margin			4.02%			3.21%

Net Interest Income

Interest income was $5.7 million for the three months ended March 31, 2002, compared to $6.0 million a year ago.  Interest-earning assets averaged $361.2 million, an increase of $29.6 million, or 8.9 percent, compared to the prior year period. The increase in average earning assets was primarily as a result of the growth in commercial and SBA loans.  The rate earned on interest-earning assets decreased 89 basis points to 6.41 percent for the three months ended March 31, 2002, compared to the same period a year ago, primarily due to the lower rate environment.  Of the $268 thousand decline in interest income, $1.1 million can be attributed to the reduction in yield, partially offset by $854 thousand increase due to the growth in interest earning assets.

Interest expense decreased $1.2 million or 36.8 percent for the three months ended March 31, 2002, compared to the same period a year ago. Interest-bearing liabilities averaged $297.2 million for the three months ended March 31, 2002, an increase of $17.4 million or 6.2 percent compared to the prior year period. The increases in average interest bearing liabilities can be attributed to an increase in interest-bearing demand deposits. The rate paid on interest bearing liabilities decreased 197 basis points to 2.89 percent. The majority of the $1.2 million decline in interest expense for the three months ended March 31, 2002 was related to the reduction in the rate paid on interest-bearing liabilities. Total interest-bearing deposits were $283.1 million, an increase of $16.3 million from the same period a year ago. The rate paid on interest bearing deposits was 2.75 percent for the quarter ended March 31, 2002, a decrease of 205 basis points from the same period a year ago. The decrease in rate was due to the run off of higher promotional rate time deposits and the lower interest rate environment.

Net interest income was $3.6 million for the three months ended March 31, 2002, an increase of $967 thousand or 36.3 percent from the same period a year ago. The increase in net interest income was a result of an increased spread and margin. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.52 percent for the three months ended March 31, 2002 compared to 2.44 for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.02 percent for the quarter compared to 3.21 percent for the same period a year ago.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented. Changes that are due to both volume and rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended March 31, 2002 Versus March 31, 2001

	Due to change in:
	Volume	Rate	Total
Interest Income
Loans:
Commercial	$725	$(347)	$378
SBA	435	(387)	48
Residential mortgage	(81)	(15)	(96)
Consumer	(44)	(124)	(168)
Total Loans	1,035	(873)	162
Other earning assets:
Available for sale securities	213	(79)	134
Held to maturity securities	(174)	34	(140)
Federal funds sold and interest bearing deposits	(220)	(204)	(424)
Total Interest-income	$854	$(1,122)	$(268)

Interest expense
Deposits:
Interest bearing checking	192	(593)	(401)
Savings deposits	11	(22)	(11)
Time deposits	(140)	(685)	(825)
Total Interest Bearing Deposits	63	(1,300)	(1,237)
Borrowings	16	(14)	2
Total Interest-expense	79	(1,314)	(1,235)
Increase in net interest income	775	192	967

Provision for Loan Losses

The provision for loan losses totaled $600 thousand for the three months ended March 31, 2002, an increase of $450 thousand, compared with $150 thousand for the same period a year ago. The increase was primarily attributable to the increased charge offs (primarily third party lease loans), the increase and change in the composition of the loan portfolio, the specific and general reserve factors used to determine reserve levels on certain types of loans, the analysis of the estimated potential losses inherent in the loan portfolio based upon the review of particular loans, the credit worthiness of particular borrowers, and general economic conditions. The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the section titled Allowance for Loan Losses. As such the current provision is appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income categories for the three months ended March 31, 2002 and 2001 are shown in the following table:

(in thousands)	Three months ended March 31,
			Percent Change
	2002	2001
Deposit service charges	$343	$327	4.9%
Loan and servicing fees	352	291	21.0
Net gains on SBA loan sales	784	402	95.0
Net security gains	—	34	N/M
Other income	412	107	285.0
Total non-interest income	$1,891	$1,161	62.9%

Non-interest income consists of service charges on deposits, loan and servicing fees, gains on sales of SBA loans and securities, and other income. Non-interest income was $1.9 million for the three months ended March 31, 2002, an increase of $730 thousand compared with the same period a year ago.

Deposit service charges increased $16 thousand or 4.9 percent compared to the same period a year ago. Deposit service charges increased as a result of increased fees and the growth in the deposit base.

Loan and servicing fees increased $61 thousand, or 21.0 percent for the three months ended March 31, 2002. The growth in loan and servicing fees for the three months ended can be attributed to the growth of the serviced SBA loan portfolio, which amounted to $106.5 million at March 31, 2002, compared to $90.0 million at March 31, 2001.

Net gains on loan sales include participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. The premium received on the sale of the loans sold is recorded as a gain on the sale. SBA loan sales, all without recourse, totaled $10.3 million for the three months ended March 31, 2002, compared to $5.7 million for the same period a year ago. Gains on SBA loan sales were $784 thousand compared to $402 thousand for the same period a year ago. The increase in gains on the sale of SBA loans is a result of the increase of SBA loans being sold and higher premiums.

Other non-interest income increased by $305 thousand to $412 thousand for the three months ended March 31, 2002, compared with $107 thousand the same period a year ago. The increase was primarily due to an increase in commercial loan referral fees which amounted to $297 thousand for the three months ended March 31, 2002, compared to $28 thousand for the same period a year ago.

Non-Interest Expense

Non-Interest expense categories for the three month periods ended March 31, 2002 and 2001 are shown in the following table:

(in thousands)	Three months ended March 31,
			Percent Change
	2002	2001
Compensation and benefits	$1,808	$1,628	11.1%
Occupancy	408	413	(1.2)
Processing and communications	511	482	6.0
Furniture and equipment	285	263	8.4
Professional services	153	207	(26.1)
Deposit insurance	38	224	(83.0)
Loan servicing costs	67	75	(10.7)
Other expense	382	248	54.0
Total non-interest expense	$3,652	$3,540	3.2%

Compensation and benefits expense increased 11.1 percent for the three months ended March 31, 2002 compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases effective January 1, 2002 and compensation incentives not included in 2001. As of March 31, 2002 there were 144 employees compared to 151 for the same period a year ago.

Occupancy expense decreased 1.2 percent for the three months ended March 31, 2002, compared to the same period a year ago primarily related to lower maintenance costs.

Processing and communications expense increased 6.0 percent for the three months ended March 31, 2002, compared to the same period a year ago primarily as a result of higher items processing costs related to the growth in the deposit and loan portfolios.

Furniture and equipment expense increased 8.4 percent for the three months ended March 31, 2002 compared to the same period a year ago primarily related to higher depreciation costs.

Professional fees decreased 26.1 percent for the three months ended March 31, 2002 compared to the same period a year ago due to reduced legal and accounting costs as the Company is no longer under a regulatory order.

Deposit insurance decreased 83.0 percent for the three months ended March 31, 2002 compared to the same period a year ago due to an improved insurance assessment related to the Company’s improved financial condition.

Loan servicing expense decreased 10.7 percent for the three months ended March 31, 2002 compared to the same period a year ago primarily related to lower legal costs related to loan collections.

Other expense increased 54.0 percent for the three months ended March 31, 2002 compared to the same period a year ago primarily related to higher advertising costs.

Income Tax Expense

For the first quarter of 2002, the provision for income taxes was $447 thousand compared to $6 thousand for the same period a year ago. In 2001, the Company reversed the tax valuation reserves to substantially offset tax expense. The current 2002 tax provision represents an effective tax rate of 35%. Management anticipates an effective rate of 35 percent for the remainder of 2002.

Financial Condition at March 31, 2002

Total assets at March 31, 2002, were $394.2 million compared to $367.0 million a year ago and $379.2 million at year-end 2001.  The increases in assets were the result of deposit generation used to fund loan growth and investments in securities.

Securities

Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 86 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of March 31, 2002, $12.6 million of securities were required to be pledged for governmental deposits.

Securities available for sale were $58.0 million at March 31, 2002, a decrease of $1.8 million, or 3.0 percent from year-end 2001. During the first three months of 2002, $7.9 million of securities available for sale were purchased, funded by $9.4 million of maturities and paydowns. The yield on securities available for sale was 5.50 percent for the three months ended March 31, 2002, compared to 6.19 percent a year ago, reflecting declines in market rates of interest.

Securities held to maturity were $22.0 million at March 31, 2002, an increase of $1.1 million or 5.1 percent from year-end 2001. During the first three months of 2002, $3.0 million of held to maturity securities were purchased and primarily funded by $2.0 million of maturities and paydowns. The yield on securities held to maturity was 6.41 percent for the three months ended March 31, 2002 compared to 5.94 for the same period a year ago, reflecting the maturity of lower yielding investments and the purchase of higher yielding instruments. As of March 31, 2002, and December 31, 2001 the market value of held to maturity securities was $22.0 million and $21.1 million, respectively.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $7.0 million, or 2.6 percent to $279.6 million at March 31, 2002, from year-end 2001.

SBA loans provide guarantees up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $37.8 million at March 31, 2002, an increase of $2.1 million from year-end 2001. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $14.3 million at March 31, 2002, a decrease of $3.4 million from year-end 2001. The SBA held for sale portfolio decreased due to the increased volume of loan sales.  SBA loans are often originated outside of the Company’s market place. The yield on SBA loan was 6.68 percent for the three months ended March 31, 2002 compared to 10.56 percent for the same period a year ago.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $131.5 million at March 31, 2002, an increase of $12.2 million or 10.3 percent from year-end 2001. The increase in the portfolio was a result of new originations exceeding prepayments. Included in commercial loans as of March 31, 2002 are $2.9 million of commercial leases. The Company no longer finances commercial leases. The yield on commercial loans was 7.43 percent for the three months ended March 31, 2002 compared to 8.89 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $69.8 million at March 31, 2002, a decrease of $3.4 million from year-end 2001. The decrease in residential mortgages was a result of pay-downs in the portfolio partially offset by purchases totaling $3.3 million. The Company does not originate a material amount of mortgage loans held for investment. The yield on residential mortgages was 5.85 percent for the three months ended March 31, 2002 compared to 5.93 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $26.2 million at March 31, 2002 a decrease of $0.4 million from year-end December 2001. The decrease in the consumer loan portfolio was primarily the result of loan pay-downs. The yield on consumer loans was 5.95 percent for the three months ended March 31, 2002 compared to 7.79 percent for the same period a year ago.

The declines in yield throughout the loan portfolio reflect the declining interest rate environment in 2001.

Asset Quality

Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan.  A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and ultimately credit losses, especially on collateral deficient loans.

Non-performing loans consist of loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectibility of principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans past due 90 days and still accruing interest are not included in non-performing loans. Management has evaluated the loans past due 90 days or greater and still accruing interest and determined that they are well collateralized and in the process of collection. The majority of loans 90 days past due and still accruing interest are loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal.

Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to ongoing internal reviews for credit quality.

The following table sets forth information concerning non-accrual loans and non-performing assets at March 31, 2002 and 2001, and December 31, 2001:

Non-performing loans (In thousands)
	March 31, 2002	December 31, 2001	March 31, 2001
Non-performing loans
SBA	$1,991	$2,015	$1,962
Commercial	435	989	1,234
Residential mortgage	—	—	—
Consumer	186	180	180
Total non-performing loans	2,612	3,184	3,376
OREO	194	258	427
Total Non-Performing Assets	$2,806	$3,442	$3,803

Past Due 90 days or more and still accruing interest
SBA	—	13	3
Commercial	—	—	2,322
Residential mortgage	74	—	—
Consumer	10	56	14
Total accruing loans 90 days or more past due	$84	$69	$2,339

Non-Performing assets to total assets	0.71%	0.91%	1.04%
Non-Performing assets to loans and OREO	1.00%	1.26%	1.69%
Allowance for loans losses as a percentage of non-performing loans	121.75%	99.40%	75.53%
Allowance for loan losses to total loans	1.14%	1.16%	1.14%

Non-performing loans amounted to $2.6 million at March 31, 2002, a decrease of $572 thousand from $3.2 million at year-end 2001. Included in non-accrual loans at March 31, 2002 are $1.2 million of loans guaranteed by the SBA. Loans past due 90 days or more were $84 thousand at March 31, 2002.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $1.5 million at March 31, 2002 and $0.3 million at December 31, 2001.  Subsequent to the close of the first quarter a loan participation of $1.1 million was included in potential problem loans as of March 31, 2002, where the borrower defaulted on the terms of the loan agreement.  The $1.1 million loan is secured by a payment bond issued by a surety company unrelated to the borrower.  The bond issuer was notified of this development, and payment has been demanded.

Allowance for Loan Losses

The determination of the adequacy of allowance for loan losses is a critical accounting policy of the Company and is maintained at a level deemed sufficient by management to absorb estimated credit losses as of the balance sheet date.  Management utilizes a standardized methodology to assess the adequacy of the allowance for loan losses.  This process consists of the identification of specific reserves for identified problem loans based on loan grades and the calculation of general reserves based on minimum reserve levels by loan type.  Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically by an independent credit review function and by the audit committee.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and to quantify the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loss experience based upon current conditions in the portfolio, and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process, which includes the determination of the adequacy of the allowance for loan losses, is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

The allowance for loan losses totaled $3.2 million, and $2.6 million at March 31, 2002, and March 31, 2001, respectively with resulting allowance to total loan ratios of 1.14 percent for both periods.  The allowance for loan losses totaled $3.2 million for December 31, 2001 with a resulting allowance to loans of 1.16 percent.

The following is a summary of the allowance for loan losses the three months ended March 31, 2002 and 2001:

Allowance for Loan Loss Activity	Three months ended March 31,
(In thousands)	2002	2001
Balance, beginning of period	$3,165	$2,558
Provision charged to expense	600	150
	3,765	2,708
Charge-offs:
SBA	—	45
Commercial	544	140
Residential mortgage	—	—
Consumer	70	3
Total Charge-offs	614	188
Recoveries:
SBA	27	15
Commercial	—	5
Residential mortgage	—	9
Consumer	2	1
Total recoveries	29	30
Total net charge-offs	585	158
Balance, end of period	$3,180	$2,550
Selected loan quality ratios:
Net charge offs to average loans (quarter to date)	0.86%	0.29%
Allowance for loan losses to:
Total loans at period end	1.14%	1.14%
Non-performing loans	121.75%	75.53%

Deposits

Deposits, which include non-interest and interest-bearing deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain both retail and commercial customers.

For the three months ended March 31, 2002, the Company realized continued growth in core deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing through the Company’s twelve branch network.  The Company’s objective is to establish a comprehensive relationship with personal and business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $13.8 million to $353.8 million at March 31, 2002 from $340.0 million at December 31, 2001. The increase in deposits was primarily the result of a $15.3 million increase in interest bearing checking and $1.2 million in savings, partially offset by a decline in demand deposits. Included in time deposits at March 31, 2002 are $18.9 million of Government deposits, compared to $19.9 million at December 31, 2001.  These deposits are generally a short-term funding source, and are subject to price competition.

Other Debt

Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $2.8 million of lease obligations, amounted to $12.8 million at March 31, 2002, a decline of $22 thousand from year-end 2001. The 4.92% borrowings from the FHLB mature in 2010 and are callable at any time.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31 2002, is a decline of 1.5 percent in a rising rate environment and an increase of 0.1 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2001 the economic value of equity with rate shocks of 200 basis points was a decline of 1.4 percent in a rising rate environment and an increase of 0.1 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $25.8 million at March 31, 2002, an increase of $8.9 million from December 31, 2001. Net cash used by operating activities for the three months ended March 31, 2002, amounted to $5.4 million, primarily from proceeds from the sales of loans held for sale, net income from operations and the provision for loan losses partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $10.7 million for the three months ended March 31, 2002, primarily from the funding of and purchases in the loan portfolio, increased investment in securities, partially offset by maturities of securities. Net cash provided by financing activities, amounted to $14.2 million for the three months ended March 31, 2002, attributable to deposit growth of $13.8 million and the proceeds from the issuance of common stock.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Holding Company

The principal source for funds for the holding company is dividends paid by the Bank.  At March 31, 2002, the Holding Company had $1.1 million in cash and $120 thousand in marketable securities. Expenses at the Holding Company are minimal and the management believes that the Holding Company has adequate liquidity.

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

At March 31, 2002, $7.1 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of March 31, 2002 amounted to $53.5 million. An additional source of liquidity is Federal Funds sold, which were $12.0 million at March 31, 2002.

As of March 31, 2002, deposits included $32.6 million of Government deposits, as compared to $33.2 million at December 31, 2001.  These deposits are generally short in duration, and are sensitive to price competition.  The Company has reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $31.9 million of deposits from three municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.  At March 31, 2002, the Bank had approximately $117.8 million of loan commitments, which will generally either expire or be funded within one year.  The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $37.0 million of these commitments are for SBA loans, which may be sold into the secondary market.

Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock and qualifying preferred stock, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.

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

The Company’s capital amounts and ratios are presented in the following table.

						To Be Well Capitalized
	Actual		For Capital Adequacy Purposes			Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2002-
Leverage Ratio	$25,982	6.76%	≥	15,372	4.00%	≥	19,215	5.00%
Tier I risk-based ratio	$25,982	9.49%	≥	10,951	4.00%	≥	16,426	6.00%
Total risk-based ratio	$29,162	10.65%	≥	21,901	8.00%	≥	27,376	10.00%
As of December 31, 2001-
Leverage Ratio	$24,786	6.62%	≥	$14,977	4.00%	≥	$18,721	5.00%
Tier I risk-based ratio	$24,786	9.53%	≥	$10,405	4.00%	≥	$15,607	6.00%
Total risk-based ratio	$27,951	10.75%	≥	$20,810	8.00%	≥	$26,012	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

						To Be Well Capitalized
	Actual		For Capital Adequacy Purposes			Under Prompt Corrective Actio Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2002-
Leverage Ratio	$24,710	6.44%	≥	15,338	4.00%	≥	19,172	5.00%
Tier I risk-based ratio	$24,710	9.04%	≥	10,933	4.00%	≥	16,399	6.00%
Total risk-based ratio	$27,890	10.20%	≥	21,865	8.00%	≥	27,332	10.00%
As of December 31, 2001-
Leverage Ratio (a)	$23,384	6.25%	≥	$14,970	4.00%	≥	$18,713	5.00%
Tier I risk-based ratio	$23,384	9.00%	≥	$10,394	4.00%	≥	$15,591	6.00%
Total risk-based ratio	$26,549	10.22%	≥	$20,788	8.00%	≥	$25,986	10.00%

(a) In connection with the branch expansion the New Jersey Department of Banking and Insurance imposed a tier 1 capital to total assets ratio of 6%.

Shareholders’ Equity

Shareholders’ equity increased $1.0 million, or 4.1 percent, to $25.9 million at March 31, 2002 compared to $24.8 million at December 31, 2001.  This increase was the result of the $822 thousand net income and $382 thousand from the exercise of common stock warrants and employee stock plans, partially offset by a $172 thousand increase in accumulated other comprehensive loss. As of March 31, 2002 the Company had 1.0 million common stock warrants exercisable at $5.50 per share which expire in October 2002. The Company believes that the majority of these warrants will be exercised.

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

ITEM III  Quantitative and Qualitative Disclosures about Market Risk

During 2002, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Form 10-K. See the interest rate sensitivity in Management’s discussion and analysis.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The company does not believe that any existing legal claims or proceedings will have a material impact on the Company’s financial position, or results of operations.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

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

UNITY BANCORP, INC.

Dated: May 15, 2002	By:/s/	JAMES A. HUGHES
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer