Form 10-Q
period 2002-06-30
UNITY BANCORP INC /DE/
filed 2002-08-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2002:

Common stock, no par value:  5,396,419 shares outstanding

Unity Bancorp, Inc

Consolidated Balance Sheets

	06/30/02	12/31/01	06/30/01
(in thousands)	(unaudited)		(unaudited)
Assets
Cash and due from banks	$14,409	$16,832	$13,416
Federal funds sold	24,000	—	8,000
Securities:
Available for sale	42,941	59,773	63,185
Held to maturity	23,848	20,923	26,031
Total securities	66,789	80,696	89,216
Loans:
SBA held for sale	10,583	17,719	8,056
SBA held to maturity	40,490	35,754	29,268
Commercial	148,562	119,262	93,323
Residential Mortgage	70,447	73,144	79,198
Consumer	26,184	26,680	27,828
Total loans	296,266	272,559	237,673
Less: Allowance for loan losses	3,563	3,165	2,664
Net loans	292,703	269,394	235,009
Premises and equipment, net	8,960	8,567	8,997
Accrued interest receivable	2,248	2,261	2,564
Other assets	1,227	1,482	1,968
Total assets	$410,336	$379,232	$359,170
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$69,287	$64,697	$58,343
Interest bearing checking	149,656	119,864	109,127
Savings deposits	33,217	30,982	31,558
Time deposits, under $100,000	82,313	83,644	88,710
Time, $100,000 and over	32,839	40,767	35,090
Total deposits	367,312	339,954	322,828
Other debt	12,809	12,853	12,895
Accrued interest payable	440	366	934
Accrued expense and other liabilities	1,664	1,223	612
Total liabilities	$382,225	$354,396	$337,269
Commitments and contingencies
Shareholders’ equity
Preferred stock, class A, 10%, cumulative and convertible 104 shares authorized, 6 issued and outstanding at June 30,2002 and December 31, 2001, 104 outstanding at June 30, 2001	285	285	4,929
Common stock, no par value, 12,500 shares authorized	34,584	33,248	26,234
Treasury stock, at cost, 157 shares, at June 30, 2001	—	—	(1,762)
Retained deficit	(6,969)	(8,692)	(7,463)
Accumulated other comprehensive income (loss)	211	(5)	(37)
Total Shareholders’ Equity	$28,111	$24,836	$21,901
Total Liabilities and Shareholders’ Equity	$410,336	$379,232	$359,170

Issued common shares	5,377	5,113	3,864
Outstanding common shares	5,377	5,113	3,707

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2002	2001	2002	2001
Interest income:
Fed funds sold and interest on deposits	$31	$379	$61	$833
Securities:
Available for sale	729	922	1,520	1,579
Held to maturity	388	366	721	839
Total securities	1,117	1,288	2,241	2,418
Loans:
SBA loans	885	806	1,784	1,657
Commercial loans	2,636	1,900	4,899	3,785
Residential Mortgage loans	1,069	1,086	2,112	2,225
Consumer loans	389	486	778	1,043
Total loan interest income	4,979	4,278	9,573	8,710
Total interest income	6,127	5,945	11,875	11,961
Interest expense:
Interest bearing checking	675	828	1,247	1,801
Savings deposits	188	182	355	360
Time deposits	1,125	1,929	2,307	3,936
Total deposit interest expense	1,988	2,939	3,909	6,097
Borrowings	196	193	393	388
Total interest expense	2,184	3,132	4,302	6,485
Net interest income	3,943	2,813	7,573	5,476
Provision for loan losses	975	150	1,575	300
Net interest income after provision for loan losses	2,968	2,663	5,998	5,176
Non-interest Income:
Deposit service charges	366	322	709	649
Loan and servicing fees	367	310	719	601
Net gains on loan sales	1,101	650	1,885	1,052
Net security gains	228	—	228	34
Other income	300	158	712	265
Total non-interest income	2,362	1,440	4,253	2,601
Non-interest expense:
Compensation and benefits	1,930	1,683	3,738	3,311
Occupancy	398	424	806	837
Processing and communications	561	520	1,072	1,002
Furniture and equipment	264	270	549	533
Professional fees	158	205	311	412
Deposit insurance	39	200	77	424
Loan servicing costs	135	64	202	139
Other expenses	415	530	797	778
Total non-interest expense	3,900	3,896	7,552	7,436
Net income before provision for income taxes	$1,430	$207	$2,699	$341
Provision for income taxes	514	5	961	11
Net income	$916	$202	$1,738	$330
Preferred stock dividends	7	131	15	260
Net income to common shareholders	$909	$71	$1,723	$70

Net income per common share - Basic	$0.17	$0.02	$0.33	$0.02
Net income per common share - Diluted	0.16	0.02	0.31	0.02

Weighted average shares outstanding – Basic	5,216	3,707	5,174	3,707
Weighted average shares outstanding – Diluted	5,556	3,739	5,552	3,720

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months ended June 30, 2002 and 2001

(unaudited)

(In thousands)	Preferred Stock	Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2000	$4,929	$26,234	$(1,762)	$(7,793)	$(294)	$21,314
Comprehensive income:
Net Income	—	—	—	330	—	330
Unrealized holding gain on securities arising during the period, net of tax $152	—	—	—	—	257	257
Total comprehensive income	—	—	—	—	—	587
Balance, June 30, 2001	$4,929	$26,234	$(1,762)	$(7,463)	$(37)	$21,901

Balance, December 31, 2001	$285	$33,248	$—	$(8,692)	$(5)	$24,836
Comprehensive income:
Net Income	—	—	—	1,738	—	1,738
Net unrealized holding gain on securities arising during the period, net of tax $116	—	—	—	—	216	216
Total comprehensive income	—	—	—	—	—	1,954
Preferred stock dividends	—	—	—	(15)	—	(15)
Warrant exercises (255 shares)	—	1,279	—	—	—	1,279
Benefit plans (9 shares)	—	57	—	—	—	57
Balance, June 30, 2002	$285	$34,584	$—	$(6,969)	$211	$28,111

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows

 (unaudited)

	For the six months ended June 30,
(In thousands)	2002	2001
Operating activities:
Net income	$1,738	$330
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,575	300
Depreciation and amortization	610	462
Net gain on sale of securities	(228)	(34)
Gain on sale of SBA loans held for sale	(1,885)	(1,052)
Origination of SBA loans held for sale	(20,664)	(17,455)
Proceeds from the sale of SBA loans	29,685	17,193
Net change in other assets and liabilities	548	2,726
Net cash provided by operating activities	11,379	2,470
Investing activities:
Purchases of securities held to maturity	(6,526)	(9,292)
Purchases of securities available for sale	(9,827)	(38,606)
Maturities and principal payments on securities held to maturity	3,601	16,343
Maturities and principal payments on securities available for sale	14,628	13,279
Proceeds from sale of securities available for sale	12,605	344
Purchase of loans	(10,373)	(8,554)
Net increase in loans	(21,668)	(2,223)
Purchases in premises and equipment	(877)	(91)
Net cash used in investing activities	(18,437)	(28,800)
Financing activities:
Increase in deposits	27,358	2,510
Decrease in borrowings	(44)	(4)
Proceeds from the issuance of common stock	1,336	—
Dividends on preferred stock	(15)	—
Net cash provided by financing activities	28,635	2,506
Increase (Decrease) in cash and cash equivalents	21,577	(23,824)
Cash and cash equivalents at beginning of year	16,832	45,240
Cash and cash equivalents at end of period	$38,409	$21,416
Supplemental disclosures:
Cash:
Interest paid	$4,228	$6,218
Income taxes paid	300	—
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	—	364

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2002

 NOTE 1. Organization and principles of consolidation

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.  The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K.

NOTE 2. Litigation

The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The company does not believe that any existing legal claims or proceedings will have a material impact on the Company’s financial position, or results of operations.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2002	2001	2002	2001
Net Income to common shareholders	$909	$71	$1,723	$70
Basic weighted-average common shares outstanding	5,216	3,707	5,174	3,707
Plus: Common stock equivalents	340	32	378	13
Diluted weighted – average common shares outstanding	5,556	3,739	5,552	3,720
Net Income per Common share:
Basic	$0.17	$0.02	$0.33	$0.02
Diluted	0.16	0.02	0.31	0.02

NOTE 4. Recent accounting pronouncements

In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April, 2002, the FASB issued SFAS No. 145. SFAS No. 145 among other things rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt. Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material.  Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Company’s consolidated financial statements.

NOTE 5. Business Combinations and Joint Ventures

On May 20, 2002 the Company announced that it has agreed to partner in a title insurance agency. The Company will have a 40% ownership interest in a newly created title insurance agency located in Somerville NJ, and will perform core title agency services. Unity’s investment is not material to its financial statements.

On June 12, 2002, the Company signed a letter of intent to acquire First Bank of Central Jersey (First Bank). First Bank has approximately $60 million in total assets, with two retail branch offices, and is headquartered in North Brunswick, New Jersey. The final terms of the acquisition, including the acquisition price are still being negotiated. The acquisition, which is subject to the execution of a definitive agreement, regulatory approval and the approval of First Bank’s shareholders, is expected to be accounted for as a tax-free stock-for-stock exchange. Under the offer terms, Unity will exchange shares of Unity common stock and warrants to purchase Unity common stock in exchange for all of the outstanding shares of First Bank. The warrants will have terms of three and five years, and exercise prices based on the value of Unity’s common stock at the consummation of the transaction. Both the shares and warrants in the transaction will be subject to adjustment based on the market price of Unity stock at the time of merger and the performance of First Bank between now and the closing of the transaction.

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

Overview and Strategy

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 12 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank’s wholly owned subsidiary, Unity Financial Services, Inc.  Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank’s investment portfolio.

Unity Bancorp

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2002			June 30, 2001
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$7,850	$31	1.58%	$35,073	$379	4.33%
Securities:
Available for sale	52,097	729	5.60	60,355	922	6.11
Held to maturity	24,608	388	6.31	23,999	366	6.12
Total securities	76,705	1,117	5.82	84,354	1,288	6.11
Loans, net of unearned discount:
SBA loans	54,946	885	6.44	35,096	806	9.19
Commercial	144,404	2,636	7.32	86,219	1,900	8.84
Residential Mortgages	71,066	1,069	6.02	73,547	1,086	5.91
Consumer	26,250	389	5.94	28,294	486	6.89
Total loans	296,666	4,979	6.72	223,156	4,278	7.68
Total interest-earning assets	381,221	6,127	6.43	342,583	5,945	6.95
Noninterest-earning assets:
Cash and due from banks	12,154			10,999
Allowance for loan losses	(3,514)			(2,631)
Other assets	12,165			13,715
Total noninterest-earning assets	20,805			22,083
Total Assets	$402,026			$364,666

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$141,044	675	1.92	$108,193	828	3.07
Savings deposits	32,488	188	2.32	31,300	182	2.33
Time deposits	122,037	1,125	3.70	133,046	1,929	5.82
Total interest-bearing deposits	295,569	1,988	2.70	272,539	2,939	4.33
Other borrowed funds	13,442	196	5.85	12,904	193	6.00
Total interest-bearing liabilities	309,011	2,184	2.83	285,443	3,132	4.40
Noninterest-bearing liabilities:
Demand deposits	64,559			56,210
Other liabilities	1,940			1,430
Total noninterest-bearing liabilities	66,499			57,640
Shareholders’ equity	26,516			21,583
Total Liabilities and Shareholders’ Equity	$402,026			$364,666

Net interest spread		3,943	3.60%		2,813	2.55%
Tax-equivalent basis adjustment		—			—
Net interest income		$3,943			$2,813
Net interest margin			4.14%			3.28%

Unity Bancorp

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2002			June 30, 2001
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$7,763	$61	1.58%	$34,075	$833	4.93%
Securities:
Available for sale	54,775	1,520	5.55	51,461	1,579	6.14
Held to maturity	22,701	721	6.35	27,904	839	6.01
Total securities	77,476	2,241	5.79	79,365	2,418	6.09
Loans, net of unearned discount:
SBA loans	54,374	1,784	6.56	33,667	1,657	9.84
Commercial	134,036	4,899	7.37	86,106	3,785	8.86
Residential Mortgages	71,209	2,112	5.93	75,190	2,225	5.92
Consumer	26,386	778	5.95	28,640	1,043	7.34
Total loans	286,005	9,573	6.73	223,603	8,710	7.82
Total interest-earning assets	371,244	11,875	6.43	337,043	11,961	7.12
Noninterest-earning assets:
Cash and due from banks	13,378			11,272
Allowance for loan losses	(3,431)			(2,632)
Other assets	12,092			13,789
Total noninterest-earning assets	22,039			22,429
Total Assets	$393,283			$359,472

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$134,551	1,247	1.87	$105,860	1,801	3.43
Savings deposits	32,274	355	2.22	30,839	360	2.35
Time deposits	122,558	2,307	3.80	133,004	3,936	5.97
Total interest-bearing deposits	289,383	3,909	2.72	269,703	6,097	4.56
Other borrowed funds	13,731	393	5.77	12,903	388	6.06
Total interest-bearing liabilities	303,114	4,302	2.86	282,606	6,485	4.61
Noninterest-bearing liabilities:
Demand deposits	62,525			54,065
Other liabilities	1,729			1,329
Total noninterest-bearing liabilities	64,254			55,393
Shareholders’ equity	25,915			21,472
Total Liabilities and Shareholders’ Equity	$393,283			$359,472

Net interest spread		7,573	3.57%		5,476	2.51%
Tax-equivalent basis adjustment		—			—
Net interest income		$7,573			$5,476
Net interest margin			4.08%			3.25%

Results of Operations for the three and six months ended June 30, 2002

Net Income

Net income for the three months ended June 30, 2002, was $916 thousand, or $0.17 per basic and $0.16 per diluted common share, compared to a net income of $202 thousand, or $0.02 per basic and diluted common share for the same period in 2001. Net income for the six months ended June 30, 2002, was $1.7 million, or $0.33 per basic and $0.31 per diluted share, compared to a net income of $330 thousand, or $0.02 per basic and diluted share for the same period in 2001. After consideration of the preferred stock dividends, net income to common shareholders was $909 thousand for the three months ended and $1.7 million for the six months ended June 30, 2002, compared to a net income of $71 thousand and $70 thousand, respectively, for the three and six month periods ended June 30, 2001. The improved operating results for the three and six months ended were primarily the result of increases in interest income and non-interest income, and continued expense controls. The following are key performance indicators for the three and six months ended June 30, 2002, and 2001.

(In thousands)	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Net Income	$916	$202	$1,738	$330
Preferred stock dividends	7	131	15	260
Net Income to common stockholders	909	71	1,723	70
Net Income per common share-basic	0.17	0.02	0.33	0.02
Net Income per common share-diluted	0.16	0.02	0.31	0.02
Performance Ratios:
Return on average assets	0.91%	0.22%	0.89%	0.18%
Return on average common equity	13.90	1.56	13.56	0.78
Efficiency ratio	64.18	91.61	65.11	92.45

Net Interest Income

Interest income was $6.1 million for the three months ended June 30, 2002, compared to $5.9 million a year ago.  Interest-earning assets averaged $381.2 million, an increase of $38.6 million, or 11.3 percent, compared to the prior year period. The increases in average earning assets occurred primarily due to a $73.5 million increase in the loan portfolio, partially offset by a decrease of $27.2 million in federal funds sold and a $8.3 million decrease in securities available for sale. The rate earned on interest-earning assets decreased 52 basis points to 6.43 percent for the three months ended June 30, 2002, compared to the same period a year ago, due to a lower rate environment.  Of the $182 thousand increase in interest income, $1.1 million can be attributed to the increase in interest earning assets, partially offset by a decline of $920 thousand due to the reduction in yield.

Interest expense decreased $948 thousand or 30.3 percent for the three months ended June 30, 2002, compared to the same period a year ago. Interest-bearing liabilities averaged $309.0 million for the three months ended June 30, 2002, an increase of $23.6 million, or 8.3 percent, compared to the prior year period. The increases in average interest bearing liabilities were the result of an increase in interest-bearing deposits. The rate paid on interest bearing liabilities decreased 157 basis points from the same period in 2001 to 2.83 percent. Total interest-bearing deposits were $295.6 million, an increase of $23.0 million from the same period a year ago. The increase in interest-bearing deposits was as a result of increases in interest-bearing demand deposits, partially offset by the planned reduction of higher costing time deposits. The rate paid on interest bearing deposits was 2.70 percent for the quarter ended June 30, 2002, a decrease of 163 basis points from the same period a year ago.

Net interest income was $3.9 million for the three months ended June 30, 2002, an increase of $1.1 million or 40.2 percent from the same period a year ago. The rise in net interest income was due to the increase in net interest spread and margin. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.60 percent for the three months ended June 30, 2002 compared to 2.55 for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.14 percent for the quarter compared to 3.28 percent for the same period a year ago.

Interest income was $11.9 million for the six months ended June 30, 2002, compared to $12.0 million a year ago.  Interest-earning assets averaged $371.2 million, an increase of $34.2 million, or 10.1 percent, compared to the prior year period. The increases in average earning assets occurred primarily due to the $62.4 million increase in the loan portfolio, partially offset by a decrease of $26.3 million in Federal funds sold and $1.9 million in investment securities. The rate earned on interest-earning assets decreased 69 basis points to 6.43 percent for the six months ended June 30, 2002, compared to the same period a year ago, primarily due to a lower rate environment.  The increase in interest earning assets contributed $2.0 million to the increase in interest income, offset by the $2.1 million decline due to yield.

Interest expense decreased $2.2 million or 33.7 percent for the six months ended June 30, 2002, compared to the same period a year ago. Interest-bearing liabilities averaged $303.1 million for the six months ended June 30, 2002, an increase of $20.5 million or 7.3 percent compared to the prior year period. The increase in average interest bearing liabilities occurred primarily in interest-bearing deposits. The increase in interest-bearing liabilities contributed $132 thousand in additional expense offset by the decline of $2.3 million in interest expense as a result of lower rates paid on interest bearing liabilities. The rate paid on interest bearing liabilities decreased 175 basis points to 2.86 percent. Total interest-bearing deposits were $289.4 million, an increase of $20.0 million from the same period a year ago. The increase in interest-bearing deposits was as a result of an increase in interest bearing demand deposits offset by the planned reduction in higher costing time deposits. The rate paid on interest bearing deposits was 2.72 percent for the six months ended June 30, 2002, a decrease of 184 basis points from last year.

Net interest income was $7.6 million for the six months ended June 30, 2002, an increase of $2.1 million, or 38.3 percent, from the same period a year ago. The rise in net interest income was due to the increase in net interest spread and margin. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.57 percent for the six months ended June 30, 2002 compared to 2.49 for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.08 percent for the six months ended compared to 3.25 percent for the same period a year ago.

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended June 30, 2002 versus June 30, 2001			Six months ended June 30, 2002 versus June 30, 2001
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Commercial	1,108	(288)	79	1,833	(719)	127
SBA	367	(372)	736	798	(671)	1,114
Residential mortgage	(37)	20	(17)	(117)	4	(113)
Consumer	(33)	(64)	(97)	(78)	(187)	(265)
Total Loans	1,405	(704)	701	2,436	(1,573)	863

Available for sale securities	(120)	(73)	(193)	98	(157)	(59)
Held to maturity securities	9	13	22	(163)	45	(118)
Federal funds sold and interest bearing deposits	(192)	(156)	(348)	(411)	(361)	(772)
Total Interest Earning assets	1,102	(920)	182	1,960	(2,046)	(86)

Interest Expense
Interest bearing checking	209	(362)	(153)	405	(959)	(554)
Savings deposits	8	(2)	6	16	(21)	(5)
Time deposits	(149)	(655)	(804)	(289)	(1,340)	(1,629)
Total Interest Bearing Deposits	68	(1,019)	(951)	132	(2,320)	(2,188)
Borrowings	8	(5)	3	24	(19)	5
Total interest-bearing liabilities	76	(1,024)	(948)	156	(2,339)	(2,183)
Net interest income	1,026	104	1,130	1,804	293	2,097
Increase in net interest income			1,130			2,097

Provision for Loan Losses

The provision for loan losses was $975 thousand for the three months ended June 30, 2002, an increase of $825 thousand, compared to $150 thousand for the same period a year ago. The provision for loan losses was $1.6 million for the six months ended June 30, 2002, an increase of $1.3 million compared to $300 thousand for the same period a year ago. The increase from a year ago was primarily attributable to increased charge offs, the increase in past due loans, the increase and change in the composition of the loan portfolio, and the analysis of the estimated potential losses inherent in the loan portfolio. “See Asset Quality”.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the section titled Allowance for Loan Losses. The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2002	2001	Percent Change	2002	2001	Percent Change
Deposit service charges	$366	$322	13.7%	$709	$649	9.2%
Loan and servicing fees	367	310	18.4	719	601	19.6
Net gains on loan sales	1,101	650	69.4	1,885	1,052	79.2
Net security gains	228	—	—	228	34	570.5
Other income	300	158	89.9	712	265	168.6
Total non-interest income	$2,362	$1,440	64.0%	4,253	$2,601	63.5%

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $2.4 million for the three months ended June 30, 2002, an increase of $922 thousand compared with 2001, and was $4.3 million for the six months ended June 30, 2002, an increase of $1.7 million, compared to the same period a year ago.

Deposit service charges increased $44 thousand, or 13.7 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and increased $60 thousand, or 9.2 percent, for the six months ended June 30, 2002, compared with the same period a year ago. Deposit service charges increased for the three and six months as a result of higher fees and the growth in the deposit base.

Loan and servicing fees increased $57 thousand, or 18.4 percent, for the three months ended June 30, 2002, and increased $118 thousand, or 19.6 percent, for the six months ended June 30, 2002. The growth in loan and servicing fees for the three and six months ended is attributed to the growth of the serviced SBA loan portfolio, which amounted to $116.2 million at June 30, 2002, compared to $94.2 million at June 30, 2001.

Net gains on loan sales include participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. The premium received on the sale of the loans sold is recorded as a gain on the sale. SBA loan sales, all without recourse, totaled $13.6 million in the three months ended, and $27.8 million for the six months ended June 30, 2002, compared to $10.4 million and $16.1 million, respectively, for the three and six month periods ended June 30, 2001. Gains on SBA loan sales were $1.1 million for the three months ended, and $1.9 million for the six months ended June 30, 2002 compared to $650 thousand and $1.1 million, respectively, for the same periods a year ago. The increase in gains on the sale of SBA loans is a result of the increase of SBA loans being sold and higher premiums received on sales.

Other non-interest income increased $142 thousand for the three months ended June 30, 2002, compared with 2001 and increased $447 thousand for the six months then ended, compared with the same period a year ago. The increase was primarily due to an increase in commercial loan referral fees which amounted to $194 thousand for the three months ended and $491 for the six months ended June 30, 2002, compared to $48 thousand and $76 thousand, respectively for the three and six month periods ended 2001.

Non-Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2002	2001	Percent Change	2002	2001	Percent Change
Compensation and benefits	$1,930	$1,683	14.7%	$3,738	$3,311	12.9%
Occupancy	398	424	(6.1)	806	837	(3.7)
Processing and communications	561	520	7.9	1,072	1,002	7.0
Furniture and equipment	264	270	(2.2)	549	533	3.0
Professional services	158	205	(22.9)	311	412	(24.5)
FDIC insurance	39	200	(80.5)	77	424	(81.8)
Loan servicing costs	135	64	110.0	202	139	45.3
Other expense	415	530	(21.7)	797	778	2.4
Total non-interest expense	$3,900	$3,896	0.1%	7,552	$7,436	1.6%

Compensation and benefits expense increased $247 thousand, or 14.7 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and increased $427 thousand, or 12.9 percent for the six months ended June 30, 2002, compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases effective January 1, 2002, compensation incentives not awarded in 2001 and the increase in the number of employees. Total full time equivalent employees amounted to 153 at June 30, 2002, compared to 145 at June 30, 2001.

Occupancy expense decreased $26 thousand, or 6.1 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and decreased $31 thousand, or 3.7 percent, for the six months ended June 30, 2002, compared to the same period a year ago. The decrease for the three and six month periods is related to lower maintenance costs.

Processing and communications expense increased $41 thousand, or 7.9 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and increased $70 thousand, or 7.0 percent, for the six months ended June 30, 2002, compared to the same period a year ago. The increase for the three and six month periods is primarily as a result of higher items processing costs related to the growth in the deposit and loan portfolios.

Furniture and equipment expense decreased $6 thousand, or 2.2 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and increased $16 thousand, or 3.0 percent, for the six months ended June 30, 2002, compared to the same period a year ago.

Professional fees decreased $47 thousand, or 22.9 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and decreased $101 thousand, or 24.5 percent, for the six months ended June 30, 2002, compared to the same period a year ago.  The decrease is due to reduced legal and accounting costs.

Deposit insurance decreased $161 thousand for the three months ended June 30, 2002, compared to the same period a year ago, and decreased $347 thousand for the six months ended June 30, 2002, compared to the same period a year ago.  The decrease is due to a reduced insurance assessment related to the Company’s improved financial and regulatory condition.

Loan servicing expense increased $71 thousand, or 110.0 percent for the three months ended June 30, 2002, compared to the same period a year ago, and increased $63 thousand, or 45.3 percent, for the six months ended June 30, 2002, compared to the same period a year ago.  The increase in loan servicing expenses for the current three and six month periods is primarily related to higher legal costs related to loan collections.

Other expense decreased $115 thousand, or 21.7 percent, for the three months ended June 30, 2002, compared to the same period a year ago, and decreased $19 thousand, or 2.4 percent, for the six months ended June 30, 2002, compared to the same period a year ago. The decrease is the result of lower advertising expenses.

Income Tax Expense

For the second quarter of 2002, the provision for income taxes was $514 thousand compared to $5 thousand for the same period a year ago and $961 thousand for the six months ended compared to $11 thousand for the same period a year ago. In 2001, the Company reversed tax valuation reserves to substantially offset tax expense. The current 2002 tax provision represents an effective tax rate of 36 percent. Management anticipates an effective rate of 36 percent for the remainder of 2002.

Financial Condition at June 30, 2002

Total assets at June 30, 2002, were $410.3 million compared to $359.2 million a year ago and $379.2 million from year-end 2001. The increases in assets were the result of deposit generation used to fund loan growth.

Securities

Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 86 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of June 30, 2002, $6.4 million of securities were required to be pledged for governmental deposits.

Securities available for sale were $42.9 million at June 30, 2002, a decrease of $16.8 million, or 28.2 percent from year-end 2001. During the first six months of 2002, $9.8 million of securities available for sale were purchased, partially offsetting $14.6 million of maturities and paydowns and $12.4 million in securities sales. The yield on securities available for sale was 5.55 percent for the six months ended June 30, 2002, compared to 6.14 percent a year ago, reflecting declines in market rates of interest.

Securities held to maturity were $23.8 million at June 30, 2002, an increase of $2.9 million, or 14.0 percent, from year-end 2001. During the first six months of 2002, $6.5 million of held to maturity securities were purchased and primarily funded by $3.6 million of maturities and paydowns. The yield on securities held to maturity was 6.35 percent for the six months ended June 30, 2002 compared to 6.01 for the same period a year ago, reflecting the maturity of lower yielding investments and the purchase of higher yielding instruments. As of June 30, 2002, and December 31, 2001 the market value of held to maturity securities was $24.4 million and $21.1 million, respectively.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $23.7 million, or 8.7 percent to $296.3 million at June 30, 2002, from year-end 2001.

SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $40.5 million at June 30, 2002, an increase of $4.7 million from year-end 2001. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $10.6 million at June 30, 2002, a decrease of $7.1 million from year-end 2001. The SBA held for sale portfolio decreased due to the increased volume of loan sales in 2002, while the Company held SBA loans in portfolio for longer periods during 2001.  SBA loans are often originated outside of the Company’s market place. The yield on SBA loans which are generally floating and tied to prime was 6.56 percent for the six months ended June 30, 2002 compared to 9.84 percent for the same period a year ago.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $148.6 million at June 30, 2002, an increase of $29.3 million, or 24.6 percent, from year-end 2001. The increase in the portfolio was a result of originations exceeding prepayments. Included in commercial loans as of June 30, 2002 are $2.6 million of financed commercial leases. The yield on these commercial loans was 7.37 percent for the six months ended June 30, 2002 compared to 8.86 percent for the same period a year ago. The Company no longer engages in lease financing.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $70.4 million at June 30, 2002, a decrease of $2.7 million from year-end 2001. The decrease in residential mortgages was a result of pay-downs in the portfolio partially offset by purchases totaling $10.7 million. The Company does not originate a material amount of mortgage loans held for investment. The yield on residential mortgages was 5.93 percent for the six months ended June 30, 2002 compared to 5.92 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $26.2 million at June 30, 2002, a decrease of $0.5 million from year-end December 2001. The decrease in the consumer loan portfolio was primarily the result of loan pay-downs. The yield on consumer loans was 5.95 percent for the six months ended June 30, 2002, compared to 7.34 percent for the same period a year ago.

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

Non-performing loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectibility of principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans past due 90 days and still accruing interest are not included in non-performing loans. Management believes these loans to be well collateralized and in the process of collection.  The Company had no loans 90 days past due and still accruing at June 30, 2002.  Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to ongoing internal reviews for credit quality.

The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended June 30, 2002 and 2001, and December 31, 2001:

Non-performing loans (In thousands)	June 30, 2002	December 31, 2001	June 30, 2001

Non-performing loans
SBA	$2,388	$2,015	$17
Commercial	1,239	989	2,124
Residential mortgage	74	—	—
Consumer	248	180	138
Total non-performing loans	3,949	3,184	2,279
OREO	153	258	507
Total Non-Performing Assets	4,102	$3,442	$4,785

Past Due 90 days or more and still accruing interest
SBA	—	13	7
Commercial	—	—	1,956
Residential mortgage	—	—	—
Consumer	—	56	36
Total accruing loans 90 days or more past due	—	$69	1,999

Non-Performing assets to total assets	1.00%	0.91%	1.33%
Non-Performing assets to loans and OREO	1.38%	1.26%	2.01%
Allowance for loans losses as a percentage of non-performing loans	90.23%	99.40%	62.27%
Allowance for loan losses to total loans	1.20%	1.16%	1.12%

Non-performing loans amounted to $3.9 million at June 30, 2002, an increase of $765 thousand from $3.2 million at year-end 2001. There were no loans past due 90 days or more and still accruing interest at June 30, 2002. Included in non-accrual loans at June 30, 2002 are $1.2 million of loans guaranteed by the SBA. Also included in non-accrual loans at June 30, 2002 is an $896 thousand receivable due on a payment bond which is expected to be paid in the third quarter. The $896 thousand is the remaining balance on a $1.1 million loan made to a finance company, which was secured by a payment bond issued by a surety company unrelated to the borrower.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $0.3 million at June 30, 2002 and $0.3 million at December 31, 2001.

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

The allowance for loan losses totaled $3.6 million, $3.2 million, and $2.7 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively with resulting allowance to total loan ratios of 1.20 percent, 1.16 percent and 1.12 percent respectively. Net charge offs amounted to $592 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2002, compared to $36 thousand and $194 thousand for the three and six months ended June 30, 2001. The increase in net charge offs for the three and six months ended is primarily due to charge offs on commercial lease loans and a credit to a finance company.

The following is a reconciliation summary of the allowance for loan losses the three and six months ended June 30, 2002 and 2001:

Allowance for Loan Loss Activity	Three months ended June 30,		Six Months ended June 30,
(In thousands)	2002	2001	2002	2001
Balance, beginning of period	3,180	2,550	3,165	2,558
Provision charged to expense	975	150	1,575	300

Charge-offs:
SBA	22	—	22	45
Commercial	574	14	1,118	154
Residential mortgage	13	48	13	48
Consumer	34	10	104	13
Total Charge-offs	643	72	1,257	260
Recoveries:
SBA	2	—	29	15
Commercial	35	5	35	10
Residential mortgage	—	30	—	39
Consumer	14	1	16	2
Total recoveries	51	36	80	66
Total net charge-offs	592	36	1,177	194
Balance, end of period	3,563	2,664	3,563	2,664
Selected loan quality ratios:
Net charge offs to average loans (quarter to date)	0.80%	0.06%	0.83%	0.17%
Allowance for loan losses to total loans at period end)	1.20%	1.12%	1.20%	1.12%
Allowance for loan losses to non-performing loans	90.23%	116.89%	90.23%	116.89%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first half of the year the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $27.4 million to $367.3 million at June 30, 2002 from $340.0 million at December 31, 2001. The increase in deposits was primarily the result of a $4.6 million increase in demand deposits and $32.0 million increase in interest bearing checking and savings, partially offset by a decline in time deposits totaling $9.3 million. The decline in time deposits is the result of promotional high rate deposits maturing in a lower interest rate environment. Included in time deposits are $12.2 million of Government deposits, as compared to $19.9 million at December 31, 2001.  These deposits are generally short in duration, and are very sensitive to price competition.  The Company has significantly reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate.

Other Debt

Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $2.8 million of lease obligations, amounted to $12.8 million at June 30, 2002, a decline of $44 thousand from year-end 2001. The 4.92% borrowings from the FHLB mature in 2010 and are callable at any time.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30 2002, is a decline of 1.3 percent in a rising rate environment and an increase of 0.3 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2001 the economic value of equity with rate shocks of 200 basis points was a decline of 1.4 percent in a rising rate environment and an increase of 0.1 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $38.4 million at June 30, 2002, an increase of $21.6 million from December 31, 2001. Net cash provided by operating activities for the six months ended June 30, 2002, amounted to $11.4 million, primarily from proceeds from the sales of loans held for sale, net income from operations and the provision for loan losses partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $18.4 million for the six months ended June 30, 2002, primarily from the funding of and purchases in the loan portfolio, increased investment in securities, partially offset by maturities of securities. Net cash provided by financing activities, amounted to $28.6 million for the six months ended June 30, 2002, attributable to deposit growth of $27.4 million and the proceeds from the issuance of common stock.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Holding Company

The principal source for funds for the holding company is dividends paid by the Bank.  At June 30, 2002, the Holding Company had $779 thousand in cash and $108 thousand in marketable securities.  Expenses at the Holding Company are minimal and the management believes that the Holding Company has adequate liquidity.

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

At June 30, 2002, $10.5 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of June 30, 2002 amounted to $39.2 million. An additional source of liquidity is Federal Funds sold, which were $24.0 million at June 30, 2002.

As of June 30, 2002, deposits included $26.6 million of Government deposits, as compared to $33.2 million at December 31, 2001.  These deposits are generally short in duration, and are sensitive to price competition.  The Company has reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $26.0 million of deposits from three municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.  At June 30, 2002, the Bank had approximately $85.0 million of loan commitments, which will generally either expire or be funded within one year.      The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $28.1 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2002
Leverage Ratio	27,858	6.93%	≥	16,077	4.00%	≥	20,097	5.00%
Tier I risk-based ratio	27,858	9.47%	≥	11,659	4.00%	≥	17,488	6.00%
Total risk-based ratio	31,421	10.68%	≥	23,317	8.00%	≥	29,146	10.00%
As of December 31, 2001
Leverage Ratio	24,786	6.63%	≥	14,977	4.00%	≥	18,721	5.00%
Tier I risk-based ratio	24,786	9.53%	≥	10,405	4.00%	≥	15,607	6.00%
Total risk-based ratio	27,951	10.75%	≥	20,810	8.00%	≥	26,012	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2002
Leverage Ratio	26,895	6.69%	≥	16,065	4.00%	≥	20,082	5.00%
Tier I risk-based ratio	26,895	9.15%	≥	11,661	4.00%	≥	17,492	6.00%
Total risk-based ratio	30,458	10.36%	≥	23,322	8.00%	≥	29,153	10.00%
As of December 31, 2001
Leverage Ratio	23,384%	6.25%	≥	14,970	4.00%	≥	18,713	5.00%
Tier I risk-based ratio	23,384%	9.00%	≥	10,394	4.00%	≥	15,591	6.00%
Total risk-based ratio	26,549%	10.22%	≥	20,788	8.00%	≥	25,986	10.00%

Shareholders’ Equity

Shareholders’ equity increased $3.3 million, or 13.2 percent, to $28.1 million at June 30, 2002 compared to $24.8 million at December 31, 2001.  This increase was the result of the $1.7 million in net income and $1.3 million from the exercise of common stock warrants and employee stock plans, and $215 thousand increase in accumulated other comprehensive income. As of June 30, 2002 the Company had 757 thousand common stock warrants exercisable at $5.50 per share, which expire in October 2002. The Company believes that the majority of these warrants will be exercised. On July 12, 2002 the Company increased the number of authorized common stock from 7,500,000 at December 31, 2001 to 12,500,000 at June 30, 2002.

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

Item 2. Changes in Securities – None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Unity Bancorp was held on May 16, 2002. The following is a description of the matters voted on at the meeting.

Proposal I: Election of Directors

	SHARES
	FOR	WITHHELD

Frank Ali	4,492,139	86,049
Mark S. Brody	4,492,943	85,245
Donna S. Butler	4,490,464	87,724
David D. Dallas	4,492,568	85,620
Robert H. Dallas, II	4,487,823	90,365
Peter P. DeTommaso	4,494,143	84,045
Anthony J. Feraro	4,492,943	85,245
James A. Hughes	4,492,443	85,745
Samuel Stothoff	4,493,643	84,545

Proposal II: Amendment of shares of common stock from 7,500,000 to 12,500,000

FOR	AGAINST	ABSTAIN
3,917,956	652,287	7,944

Proposal III: Change of Company’s State of Incorporation from Delaware to New Jersey

FOR	AGAINST	ABSTAIN
2,711,244	495,331	27,342

Proposal IV: Approval of 2002 Stock Option Plan

FOR	AGAINST	ABSTAIN
2,711,244	495,331	27,342

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K

(a)          Exhibits

99 Certification pursuant to section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8K

Date of Report	Item Number
July 22, 2002

Item 5 Other-Effective July 12, 2002, the Registrant completed a merger, the sole result of which is the re-domicile of the Registrant from Delaware to New Jersey. In addition, the Registrant’s Certificate of Incorporation reflects an increase in the total number of shares authorized, as approved by the Registrant’s shareholders, to 12,500,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

UNITY BANCORP, INC.

Dated: August 14, 2002	By:	/s/ JAMES A. HUGHES
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer