Form 10-Q
period 2002-09-30
UNITY BANCORP INC /DE/
filed 2002-11-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number   1-12431

Unity Bancorp, Inc.

(Exact Name of registrant as specified in its charter)

New Jersey	22-3282551
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

64 Old Highway 22, Clinton, NJ	08809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (908) 730-7630

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act) Yes  ☐  No ☒

The number of shares outstanding of each of the Registrant’s classes of common equity stock, as of October 31, 2002:

Common stock, no par value:  5,238,376 shares outstanding

Part 1.-Financial Information

Item 1.- Financial Statements

Unity Bancorp, Inc

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(in thousands)	09/30/02	12/31/01	09/30/01
Assets
Cash and due from banks	$14,686	$16,832	$12,973
Federal funds sold	20,000	—	12,000
Securities:
Available for sale	51,230	59,773	59,819
Held to maturity	25,218	20,923	22,238
Total securities	76,448	80,696	82,057
Loans:
SBA held for sale	14,124	17,719	15,019
SBA held to maturity	43,989	35,754	34,216
Commercial	154,321	119,262	97,649
Residential mortgage	64,189	73,144	78,066
Consumer	26,955	26,680	26,918
Total loans	303,578	272,559	251,868
Less: Allowance for loan losses	3,786	3,165	2,871
Net loans	299,792	269,394	248,997
Premises and equipment, net	8,772	8,567	8,812
Accrued interest receivable	2,368	2,261	2,445
Other assets	1,924	1,482	1,305
Total assets	$424,990	$379,232	$368,589
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$71,496	$64,697	$58,646
Interest bearing checking	165,017	119,864	111,075
Savings deposits	36,545	30,982	30,776
Time deposits, under $100,000	76,887	83,644	91,757
Time, $100,000 and over	24,149	40,767	37,717
Total deposits	374,094	339,954	329,971
Other debt	12,787	12,853	12,874
Trust preferred securities	9,000	—	—
Accrued interest payable	294	366	1,120
Accrued expense and other liabilities	1,145	1,223	951
Total liabilities	$397,320	$354,396	$344,916
Commitments and contingencies
Shareholders’ equity
Preferred stock, class A, 10%, 104 shares authorized 6 issued and outstanding	285	285	285
Common stock, no par value, 12,500 shares authorized	32,159	33,248	32,702
Retained deficit	(6,015)	(8,692)	(9,632)
Accumulated other comprehensive income (loss)	241	(5)	318
Total Shareholders’ Equity	$26,670	$24,836	$23,673
Total Liabilities and Shareholders’ Equity	$424,990	$379,232	$368,589

Issued common shares	5,094	5,113	4,984
Outstanding common shares	5,094	5,113	4,984

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2002	2001	2002	2001
Interest income:
Fed funds sold and interest on deposits	$69	$132	$130	$965
Securities:
Available for sale	564	877	2,084	2,456
Held to maturity	362	368	1,083	1,207
Total securities	926	1,245	3,167	3,663
Loans:
SBA loans	922	880	2,706	2,537
Commercial loans	2,862	2,008	7,761	5,793
Residential mortgage loans	1,054	1,229	3,166	3,454
Consumer loans	394	469	1,172	1,512
Total loan interest income	5,232	4,586	14,805	13,296
Total interest income	6,227	5,963	18,102	17,924
Interest expense:
Interest bearing checking	760	749	2,007	2,550
Savings deposits	199	194	554	554
Time deposits	986	1,652	3,293	5,588
Total deposit interest expense	1,945	2,595	5,854	8,692
Borrowings	200	196	593	584
Total interest expense	2,145	2,791	6,447	9,276
Net interest income	4,082	3,172	11,655	8,648
Provision for loan losses	375	275	1,950	575
Net interest income after provision for loan losses	3,707	2,897	9,705	8,073
Non-interest Income:
Deposit service charges	407	286	1,116	935
Loan and servicing fees	363	322	1,082	923
Net gains on loan sales	729	485	2,614	1,537
Net security gains	—	34	228	68
Other income	123	206	835	471
Total non-interest income	1,622	1,333	5,875	3,934
Non-interest expense:
Compensation and benefits	1,867	1,760	5,605	5,071
Occupancy	422	405	1,228	1,242
Processing and communications	564	545	1,636	1,547
Furniture and equipment	271	283	820	816
Professional fees	204	151	515	563
Deposit insurance	42	39	119	463
Loan servicing costs	104	50	306	189
Other expenses	356	268	1,153	1,046
Total non-interest expense	3,830	3,501	11,382	10,937
Net income before provision for income taxes	$1,499	$729	$4,198	$1,070
Provision for income taxes	537	3	1,498	14
Net income	$962	$726	$2,700	$1,056
Preferred stock dividends	8	1,795	23	2,055
Net income (loss) to common shareholders	$954	$(1,069)	$2,677	$(999)

Net income (loss) per common share — Basic	$0.18	$(0.23)	$0.51	$(0.25)
Net income (loss) per common share — Diluted	0.17	(0.23)	0.48	(0.25)

Weighted average shares outstanding — Basic	5,383	4,683	5,245	4,036
Weighted average shares outstanding — Diluted	5,663	4,733	5,589	4,063

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine months ended September 30, 2002 and 2001

(unaudited)

(In thousands)	Preferred Stock	Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2000	$4,929	$26,234	$(1,762)	$(7,793)	$(294)	$21,314
Comprehensive income:
Net Income	—	—	—	1,056	—	1,056
Unrealized holding gain on securities arising during the period, net of tax $398	—	—	—	—	612	612
Total comprehensive income	—	—	—	—	—	1,668
Employee benefit plans	—	—	114	(65)	—	49
Private placement offering	—	39	1,648	(1,045)	—	642
Preferred stock exchange	(4,644)	6,429	—	(1,785)	—	—
Balance, September 30, 2001	$285	$32,702	$—	$(9,632)	$318	$23,673

Balance, December 31, 2001	$285	$33,248	$—	$(8,692)	$(5)	$24,836
Comprehensive income:
Net Income	—	—	—	2,700	—	2,700
Net unrealized holding gain on securities arising during the period, net of tax $116	—	—	—	—	246	246
Total comprehensive income	—	—	—	—	—	2,946
Preferred stock dividends	—	—	—	(23)	—	(23)
Warrant exercises (332 shares)	—	1,356	—	—	—	1,356
Benefit plans (18 shares)	—	102	—	—	—	102
Repurchase and retirement of common stock (369 shares)	—	(2,547)	—	—	—	(2,547)
Balance, September 30, 2002	$285	$32,159	$—	$(6,015)	$241	$26,670

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows

 (unaudited)

	For the nine months ended September 30,
(In thousands)	2002	2001
Operating activities:
Net income	$2,700	$1,056
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,950	575
Depreciation and amortization	872	734
Net gain on sale of securities	(228)	(68)
Gain on sale of SBA loans held for sale	(2,614)	(1,537)
Gain on sale of OREO	—	(36)
Origination of SBA loans held for sale	(29,798)	(31,915)
Proceeds from the sale of SBA loans	36,007	25,175
Net change in other assets and liabilities	(901)	3,086
Net cash provided by (used in) operating activities	7,988	(2,930)
Investing activities:
Purchases of securities held to maturity	(10,502)	(9,292)
Purchases of securities available for sale	(28,072)	(48,283)
Maturities and principal payments on securities held to maturity	6,207	20,122
Maturities and principal payments on securities available for sale	24,634	18,564
Proceeds from sale of securities available for sale	12,605	8,762
Purchase of loans	(10,373)	(11,610)
Net increase in loans	(25,682)	(6,197)
Purchases in premises and equipment	(913)	(145)
Proceeds from of the sale of OREO	—	423
Net cash used in investing activities	(32,096)	(27,656)
Financing activities:
Increase in deposits	34,140	9,653
Decrease in borrowings	(66)	(25)
Issuance of Trust preferred securities	9,000	—
Proceeds from the issuance of common stock	1,458	691
Purchase of common stock	(2,547)	—
Dividends on preferred stock	(23)	—
Net cash provided by financing activities	41,962	10,319
Increase (Decrease) in cash and cash equivalents	17,854	(20,267)
Cash and cash equivalents at beginning of year	16,832	45,240
Cash and cash equivalents at end of period	$34,686	$24,973
Supplemental disclosures:
Cash:
Interest paid	$6,519	$8,823
Income taxes paid	1,709	—
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	53	407

See accompanying notes to the consolidated financial statements.

Unity Bancorp, Inc

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2002

NOTE 1. Organization and principles of consolidation

      The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Unity (NJ) Statutory Trust I and Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

      Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc and its consolidated subsidiaries, Unity Bank and Unity Statutory Trust, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K.

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

NOTE 3. Earnings per share

      The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period.

(In thousands, except per share data)	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
Net income (loss) to common shareholders	$954	$(1,069)	$2,677	$(999)
Basic weighted-average common shares outstanding	5,383	4,683	5,245	4,036
Plus: Common stock equivalents	280	50	344	27
Diluted weighted —average common shares outstanding	5,663	4,733	5,589	4,063
Net income (loss) per common share:
Basic	$0.18	$(0.23)	$0.51	$(0.25)
Diluted	0.17	(0.23)	0.48	(0.25)

NOTE 4. Recent accounting pronouncements

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72  and 144 and FASB Interpretation No. 9.  This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will have no effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145. SFAS No. 145 among other things rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt. Under SFAS No. 4, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material.  Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Company’s consolidated financial statements.

NOTE 5. Business Combinations and Joint Ventures

    On May 20, 2002 the Company announced that it has agreed to partner with Hallmark Title Insurance Agency. The Company will have a 40% ownership interest in a newly created title insurance agency located in Somerville NJ, and will perform core title agency services. Unity’s investment is not material to its financial statements.

    On August 20, 2002 Unity Bank reported that First Bank of Central Jersey (First Bank) and Unity had ended negotiations for a definitive agreement under which First Bank would have merged into Unity Bank. On June 12th, Unity Bank and First Bank had signed a letter of intent providing for such merger. After subsequent due diligence, both parties were unable to reach a definitive agreement and all negotiations have ended.

Note 6. Subsequent Events

    All of the 1.1 million common stock purchase warrants issued on July 13, 2001, in connection with the Series A Preferred Stock exchange offer have been exercised and issued under the warrant terms. All of the warrants were to expire on October 16, 2002. Under the terms of the warrant agreement, each warrant permitted the holder to purchase one share of common stock at an exercise price of $5.50. Alternatively, the warrants could also be exercised on a “cashless basis” by receiving common stock equal to the intrinsic value of the cancelled warrants. The intrinsic value of the warrants was defined as the difference between the $5.50 exercise price and the average closing market price of Unity five days prior to the exercise.

Of the 1.1 million warrants exercised, 495,736 warrants were exercised for $2.7 million in cash, and 615,673 warrants were exercised with the issuance of 118,758 shares. In total 614,494 common shares were issued with respect to the exercise of the warrants.

    On October 20, 2002, the Company redeemed for $300,000 all of the outstanding 6,000 shares of the Company’s 10% Series A Preferred Stock in accordance with its terms.

    The Board of Directors has authorized the repurchase of up to 500,000 shares common stock, no par value, which constitutes approximately 10% of the shares outstanding. Such purchases would be made from time to time over the next two years in open market transactions.  The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds, and may be discontinued at any time.

ITEM 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This quarterly Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview and Strategy

      Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 12 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank’s wholly owned subsidiary, Unity Financial Services, Inc.  Unity Investment Company, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank’s investment portfolio.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2002			September 30, 2001
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$17,003	$69	1.61%	$17,457	$132	3.00%
Securities:
Available for sale	50,131	564	4.50	58,256	877	6.02
Held to maturity	23,570	362	6.14	23,607	368	6.24
Total securities	73,701	926	5.03	81,863	1,245	6.08
Loans, net of unearned discount:
SBA loans	57,908	922	6.37	42,666	880	8.25
Commercial	151,342	2,862	7.50	94,946	2,008	8.39
Residential Mortgages	67,319	1,054	6.26	80,027	1,229	6.14
Consumer	26,644	394	5.87	27,334	469	6.81
Total loans	303,213	5,232	6.87	244,973	4,586	7.45
Total interest-earning assets	393,917	6,227	6.30	344,293	5,963	6.90
Noninterest-earning assets:
Cash and due from banks	12,408			9,302
Allowance for loan losses	(3,805)			(2,769)
Other assets	12,166			12,881
Total noninterest-earning assets	20,769			19,414
Total Assets	$414,686			$363,707

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$163,065	760	1.85	$110,655	749	2.69
Savings deposits	35,894	199	2.20	31,729	194	2.43
Time deposits	106,054	986	3.69	125,615	1,652	5.22
Total interest-bearing deposits	305,013	1,945	2.53	267,999	2,595	3.84
Other borrowed funds	13,315	200	5.96	12,882	196	6.04
Total interest-bearing liabilities	318,328	2,145	2.67	280,881	2,791	3.94
Noninterest-bearing liabilities:
Demand deposits	65,866			58,626
Other liabilities	2,233			1,834
Total noninterest-bearing liabilities	68,099			60,460
Shareholders’ equity	28,259			22,366
Total Liabilities and Shareholders’ Equity	$414,686			$363,707

Net interest spread		4,082	3.63%		3,172	2.96%
Tax-equivalent basis adjustment		—			—
Net interest income		$4,082			$3,172
Net interest margin			4.15%			3.69%

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Nine months Ended
	September 30, 2002			September 30, 2001
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$10,877	$130	1.60%	$28,656	$965	4.50%
Securities:
Available for sale	53,210	2,084	5.22	53,751	2,456	6.09
Held to maturity	22,994	1,083	6.28	25,456	1,207	6.08
Total securities	76,204	3,167	5.54	80,207	3,663	6.09
Loans, net of unearned discount:
SBA loans	55,565	2,706	6.49	36,699	2,537	9.22
Commercial	139,868	7,761	7.42	89,085	5,793	8.69
Residential Mortgages	69,898	3,166	6.04	76,820	3,454	5.99
Consumer	26,473	1,172	5.92	28,200	1,512	7.17
Total loans	291,804	14,805	6.78	230,804	13,296	7.69
Total interest-earning assets	378,885	18,102	6.38	339,667	17,924	7.04
Noninterest-earning assets:
Cash and due from banks	13,051			10,427
Allowance for loan losses	(3,557)			(2,678)
Other assets	12,117			13,483
Total noninterest-earning assets	21,611			21,232
Total Assets	$400,496			$360,899

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$144,160	2,007	1.86	$107,476	2,550	3.17
Savings deposits	33,494	554	2.21	31,139	554	2.38
Time deposits	116,996	3,293	3.76	130,514	5,588	5.72
Total interest-bearing deposits	294,650	5,854	2.66	269,129	8,692	4.32
Other borrowed funds	13,591	593	5.83	12,896	584	6.05
Total interest-bearing liabilities	308,241	6,447	2.80	282,025	9,276	4.40
Noninterest-bearing liabilities:
Demand deposits	63,651			55,602
Other liabilities	1,899			1,498
Total noninterest-bearing liabilities	65,550			57,100
Shareholders’ equity	26,705			21,774
Total Liabilities and Shareholders’ Equity	$400,496			$360,899

Net interest spread		11,655	3.58%		8,648	2.64%
Tax-equivalent basis adjustment		—			—
Net interest income		$11,655			$8,648
Net interest margin			4.10%			3.39%

Results of Operations for the three and nine months ended September 30, 2002

Net Income

      Net income for the three months ended September 30, 2002, was $962 thousand, or $0.18 per basic and $0.17 per diluted common share, compared to a net income of $726 thousand, or $0.23 loss per basic and diluted common share for the same period in 2001. Net income for the nine months ended September 30, 2002, was $2.7 million, or $0.51 per basic and $0.48 per diluted share, compared to a net income of $1.1 million, or $0.25 loss per basic and diluted share for the same period in 2001. In the third quarter of 2001, a one time preferred dividend of $1.8 million was recorded as a result of the preferred stock exchange offer for the Company’s common stock and warrants. As a result, the Company reported a loss to common shareholders in the third quarter of 2001 of $0.23 per basic and diluted common share and a loss of $0.25 per basic and diluted share for the nine months ended 2001. The improved operating results for the three and nine months ended September 30, 2002 were primarily the result of increases in net interest income and non-interest income, and continued expense controls. The following are key performance indicators for the three and nine months ended September 30, 2002, and 2001.

(In thousands)	Three Months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001
Net Income	$962	$726	$2,700	$1,070
Preferred stock dividends	8	1,795	23	2,055
Net Income (loss) to common stockholders	954	(1,069)	2,677	(999)
Net Income (loss) per common share-basic	0.18	(0.23)	0.51	(0.25)
Net Income (loss) per common share-diluted	0.17	(0.23)	0.48	(0.25)
Performance Ratios:
Return on average assets	0.92%	0.79%	0.90%	0.39%
Return on average common equity	13.53	(19.75)	13.55	(7.34)
Efficiency ratio	67.15	78.30	65.78	87.40

Net Interest Income

                Interest income was $6.2 million for the three months ended September 30, 2002, an increase of $0.2 million or 0.6 percent compared to $6.0 million a year ago.  Interest-earning assets averaged $393.9 million, an increase of $49.6 million, or 14.4 percent, compared to the prior year period. The increases in average earning assets occurred due to a $58.2 million increase in the loan portfolio, partially offset by a decrease of $8.2 million in securities available for sale. The rate earned on interest-earning assets decreased 60 basis points to 6.30 percent for the three months ended September 30, 2002, compared to the same period a year ago, due to a lower rate environment. The increase in interest income is attributable to a  $1.0 million increase in interest earning assets, offset by a decline of $767 thousand due to the reduction in yield.

                Interest expense was $2.1 million, a decrease of $646 thousand or 23.1 percent for the three months ended September 30, 2002, compared to $2.8 million the same period a year ago. Interest-bearing liabilities averaged $318.3 million for the three months ended September 30, 2002, an increase of $37.4 million, or 13.3 percent, compared to $280.9 million for the prior year period. The increases in average interest bearing liabilities were the result of an increase in interest-bearing deposits. The rate paid on interest bearing liabilities decreased 127 basis points from the same period in 2001 to 2.67 percent. Total interest-bearing deposits were $305.0 million, an increase of $37.0 million or 13.8 percent compared to $268.0 million from the same period a year ago. The increase in interest-bearing deposits was as a result of increases in interest-bearing demand deposits, partially offset by the planned reduction of higher costing time deposits. The rate paid on interest bearing deposits was 2.53 percent for the quarter ended September 30, 2002, a decrease of 1.31 basis points from the same period a year ago

                Net interest income was $4.1 million for the three months ended September 30, 2002, an increase of $910 thousand, or 28.7 percent, compared to the $3.2 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread earned on a larger portfolio of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.63 percent for the three months ended September 30, 2002 compared to 2.96 for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.15 percent for the quarter compared to 3.69 percent for the same period a year ago.

                Interest income was $18.1 million for the nine months ended September 30, 2002, an increase of 178 thousand, or 1.0 percent compared to $17.9 million a year ago.  Interest-earning assets averaged $378.9 million, an increase of $39.2 million, or 11.5 percent, compared to $339.7 million in the prior year period. The increases in average earning assets occurred primarily due to the $61.0 million increase in the loan portfolio, partially offset by a decrease of $17.8 million in Federal funds sold and $4.0 million in investment securities. The rate earned on interest-earning assets decreased 66 basis points to 6.38 percent for the nine months ended September 30, 2002, compared to the same period a year ago, primarily due to a lower rate environment.  The increase in interest earning assets contributed $3.0 million to the increase in interest income, partially offset by the $2.8 million decline due to yield.

                Interest expense was $6.4 million a decrease $2.8 million, or 30.5 percent for the nine months ended September 30, 2002, compared to $9.3 million the same period a year ago. Interest-bearing liabilities averaged $308.2 million for the nine months ended September 30, 2002, an increase of $26.2 million or 9.3 percent compared to the prior year period. The increase in average interest bearing liabilities occurred primarily in interest-bearing deposits. The increase in interest-bearing liabilities contributed $246 thousand in additional interest expense more than offset by the decline of $3.1 million in interest expense as a result of lower rates paid on interest bearing liabilities. The rate paid on interest bearing liabilities decreased 1.60 basis points to 2.80 percent. Total interest-bearing deposits were $294.7 million, an increase of $25.5 million or 9.5 percent compared to $269.1 million the same period a year ago. The increase in interest-bearing deposits was as a result of an increase in interest bearing demand deposits offset by the planned reduction in higher costing time deposits. The rate paid on interest bearing deposits was 2.66 percent for the nine months ended September 30, 2002, a decrease of 166 basis points from last year.

                Net interest income was $11.7 million for the nine months ended September 30, 2002, an increase of $3.0 million, or 34.8 percent, compared to $8.6 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread and increased levels of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.58 percent for the nine months ended September 30, 2002 compared to 2.64 percent for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.10 percent for the nine months ended compared to 3.39 percent for the same period a year ago.

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

Rate Volume Table	Amount of Increase (Decrease)
	Three months ended Sept. 30, 2002			Nine months ended Sept 30, 2002
	versus Sept. 30, 2001			versus Sept 30, 2001
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Commercial	271	(229)	42	1,061	(892)	169
SBA	1,086	(232)	854	2,913	(945)	1,968
Residential mortgage	(199)	24	(175)	(316)	28	(288)
Consumer	(12)	(63)	(75)	(89)	(251)	(340)
Total Loans	1,146	(500)	646	3,569	(2,060)	1,509

Available for sale securities	(111)	(202)	(313)	(25)	(347)	(372)
Held to maturity securities	(1)	(5)	(6)	(163)	39	(124)
Federal funds sold and interest bearing deposits	(3)	(60)	(63)	(409)	(426)	(835)
Total Interest Earning assets	1,031	(767)	264	2,972	(2,794)	178

Interest Expense
Interest bearing checking	289	(278)	11	707	(1,250)	(543)
Savings deposits	25	(20)	5	41	(41)	—
Time deposits	(231)	(435)	(666)	(533)	(1,762)	(2,295)
Total Interest Bearing Deposits	83	(733)	(650)	215	(3,053)	(2,838)
Borrowings	7	(3)	4	31	(22)	9
Total interest-bearing liabilities	90	(736)	(646)	246	(3,075)	(2,829)
Net interest income	941	(31)	910	2,726	281	3,007
Increase in net interest income			910			3,007

Provision for Loan Losses

      The provision for loan losses was $375 thousand for the three months ended September 30, 2002, an increase of $100 thousand, compared to $275 thousand for the same period a year ago. The provision for loan losses was $2.0 million for the nine months ended September 30, 2002, an increase of $1.4 million compared to $575 thousand for the same period a year ago. The increase from a year ago was primarily attributable to increased charge offs, the increase in past due loans and the increase and change in the composition of the loan portfolio. “See Financial Condition-Asset Quality”.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses”. The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

(in thousands)	Three months ended September, 30			Nine months ended September 30,
			Percent			Percent
	2002	2001	Change	2002	2001	Change
Deposit service charges	$407	$286	42.3%	$1,116	$935	19.4%
Loan and servicing fees	363	322	12.7	1,082	923	17.2
Net gains on loan sales	729	485	50.3	2,614	1,537	70.1
Net security gains	—	34	—	228	68	235.3
Other income	123	206	(40.3)	835	471	77.3
Total non-interest income	$1,622	$1,333	21.7%	5,875	$3,934	49.3%

                Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $1.6 million for the three months ended September 30, 2002, an increase of $289 thousand compared with 2001, and was $5.9 million for the nine months ended September 30, 2002, an increase of $2.0 million, compared to the same period a year ago.

                Deposit service charges increased $121 thousand, or 42.3 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and increased $181 thousand, or 19.4 percent, for the nine months ended September 30, 2002, compared with the same period a year ago. Deposit service charges increased for the three and nine months as a result of higher fees and the growth in the deposit base.

                Loan and servicing fees increased $41 thousand, or 12.7 percent, for the three months ended September 30, 2002, and increased $159 thousand, or 17.2 percent, for the nine months ended September 30, 2002. The growth in loan and servicing fees for the three and nine months ended is attributed to the growth of the serviced SBA loan portfolio, which amounted to $122.9 million at September 30, 2002, compared to $99.6 million at September 30, 2001.

                Net gains on loan sales include participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. The premium received on the sale of the loans sold is recorded as a gain on the sale. SBA loan sales, all without recourse, totaled $9.4 million in the three months ended, and $33.4 million for the nine months ended September 30, 2002, compared to $7.5 million and $23.6 million, respectively, for the three and nine month periods ended September 30, 2001. Gains on SBA loan sales were $729 million for the three months ended, and $2.6 million for the nine months ended September 30, 2002 compared to $485 thousand and $1.5 million, respectively, for the same periods a year ago. The increase in gains on the sale of SBA loans is a result of the increase of SBA loans being sold and higher premiums received on sales.

                On October 1, 2002, the SBA passed its appropriation bill for fiscal year 2003. Included it the appropriation bill is a limit of $500,000 on the total dollar amount for all 7(a) loans approved to small business and its affiliates. Historically the majority of the SBA 7(a) loans made by the Company have been in excess of $500,000. Going forward the Company expects that the $500,000 limitation on loan size will reduce the amount of gains on SBA loan sales.

                Other non-interest income decreased $83 thousand for the three months ended September 30, 2002, compared with 2001 and increased $364 thousand for the nine months then ended, compared with the same period a year ago. The decrease for the three months ended was primarily due to a decrease in commercial loan referral fees which amounted to $10 thousand for the three months ended September 30, 2001, compared to $93 thousand for the same period a year ago. The increase for the nine months ended is primarily due to an increase in commercial loan referral fees which amounted to $501 thousand the nine months ended September 30, 2002, compared to $169 thousand for the same period a year ago.

Non-Interest Expense
	Three months ended September 30,			Nine months ended September 30,
			Percent			Percent
	2002	2001	Change	2002	2001	Change
Compensation and benefits	$1,867	$1,760	6.1%	$5,605	$5,071	10.5%
Occupancy	422	405	4.2	1,228	1,242	(1.1)
Processing and communications	564	545	3.5	1,636	1,547	5.8
Furniture and equipment	271	283	(4.2)	820	816	0.5
Professional services	204	151	35.1	515	563	(8.5)
Deposit insurance	42	39	7.7	119	463	(74.3)
Loan servicing costs	104	50	108.0	306	189	61.9
Other expenses	356	268	32.8	1,153	1,046	10.2
Total non-interest expense	$3,830	$3,501	9.4%	11,382	$10,937	4.1%

                Compensation and benefits expense decreased $107 thousand, or 6.1 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and increased $534 thousand, or 10.5 percent for the nine months ended September 30, 2002, compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases effective January 1, 2002, compensation incentives not awarded in 2001 and the increase in the number of employees. Total employees amounted to 149 at September 30, 2002, compared to 145 at September 30, 2001.

                Occupancy expense increased $17 thousand, or 4.2 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and decreased $14 thousand, or 1.1 percent, for the nine months ended September 30, 2002, compared to the same period a year ago. The increase for the three months ended was due to higher property taxes, depreciation and maintenance expenses. The decrease for the nine month periods is related to lower maintenance costs.

                Processing and communications expense increased $19 thousand, or 3.5 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and increased $89 thousand, or 5.8 percent, for the nine months ended September 30, 2002, compared to the same period a year ago. The increase for the three and nine month periods is primarily as a result of higher items processing costs related to the growth in the deposit and loan portfolios and the increase in postage expense due the increase in rates that was effective July 1, 2002.

                Furniture and equipment expense decreased $12 thousand, or 4.2 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and was flat for the nine months ended September 30, 2002, compared to the same period a year ago. The decline in furniture and equipment for the three months ended is primarily related to lower depreciation expense.

                Professional fees increased $53 thousand, or 35.1 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and decreased $48 thousand, or 8.5 percent, for the nine months ended September 30, 2002, compared to the same period a year ago.  The increase for the three months ended is due to legal and consulting fees related to the due diligence conducted on the terminated First Bank merger. The decrease for the nine months ended is due to reduced legal and accounting costs.

                Deposit insurance increased $3 thousand for the three months ended September 30, 2002, compared to the same period a year ago, and decreased $344 thousand for the nine months ended September 30, 2002, compared to the same period a year ago.  The increase for the three months ended is due to the increase in the deposit base. The decrease for the nine months ended is due to a reduced insurance assessment related to the Company’s improved financial and regulatory condition.

                Loan servicing expense increased $54 thousand, or 108.0 percent for the three months ended September 30, 2002, compared to the same period a year ago, and increased $117 thousand, or 61.9 percent, for the nine months ended September 30, 2002, compared to the same period a year ago.  The increase in loan servicing expenses for the current three and nine month periods is primarily related to higher legal costs related to loan collections on the commercial portfolio.

                Other expense increased $88 thousand, or 32.8 percent, for the three months ended September 30, 2002, compared to the same period a year ago, and increased $107 thousand, or 10.2 percent, for the nine months ended September 30, 2002, compared to the same period a year ago. The increase is the result of higher advertising expenses and increased director fees.

Income Tax Expense

                For the third quarter of 2002, the provision for income taxes was $537 thousand compared to $3 thousand for the same period a year ago and $1.5 million for the nine months ended compared to $14 thousand for the same period a year ago. In 2001, the Company reversed tax valuation reserves to substantially offset tax expense. The current 2002 tax provision represents an effective tax rate of approximately 36 percent. Management anticipates an effective rate of 36 percent for the remainder of 2002 and a slightly higher rate in 2003.

Financial Condition at September 30, 2002

                Total assets at September 30, 2002 were $424.0 million compared to $368.6 million a year ago and $379.2 million from year-end 2001. The increases in assets were the result of deposit generation used to fund loan growth.

Securities
                Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 90 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of September 30, 2002, $7.6 million of securities were required to be pledged for governmental deposits compared to $14.7 million at December 31, 2001.

                Securities available for sale were $51.2 million at September 30, 2002, a decrease of $8.5 million, or 14.3 percent from year-end 2001. During the first nine months of 2002, $28.1 million of securities available for sale were purchased, partially offset by $24.6 million of maturities and paydowns and $12.6 million in securities sales. The yield on securities available for sale was 5.22 percent for the nine months ended September 30, 2002, compared to 6.09 percent a year ago, reflecting declines in market rates of interest.

                Securities held to maturity were $25.2 million at September 30, 2002, an increase of $4.3 million, or 20.5 percent, from year-end 2001. During the first nine months of 2002, $10.5 million of held to maturity securities were purchased and primarily funded by $6.2 million of maturities and paydowns. The yield on securities held to maturity was 6.28 percent for the nine months ended September 30, 2002 compared to 6.08 for the same period a year ago, reflecting the maturity of lower yielding investments. As of September 30, 2002, and December 31, 2001 the market value of held to maturity securities was $26.0 million and $21.1 million, respectively.

Loan Portfolio

                The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $31.0 million, or 11.4 percent to $303.6 million at September 30, 2002, from year-end 2001.

                SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $44.0 million at September 30, 2002, an increase of $8.2 million from year-end 2001. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $14.1 million at September 30, 2002, a decrease of $3.6 million from year-end 2001. The SBA held for sale portfolio decreased due to the increased volume of loan sales in 2002, while the Company held SBA loans in portfolio for longer periods during 2001.  SBA loans are often originated outside of the Company’s market place. The yield on SBA loans which are generally floating and tied to prime was 6.49 percent for the nine months ended September 30, 2002 compared to 9.22 percent for the same period a year ago.

                Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $154.3 million at September 30, 2002, an increase of $35.1 million, or 29.4 percent, from year-end 2001. The increase in the portfolio was a result of originations exceeding prepayments. Included in commercial loans as of September 30, 2002 are $2.3 million of financed commercial leases compared to $3.6 million at December 31, 2001. The yield on these commercial loans was 7.42 percent for the nine months ended September 30, 2002 compared to 8.69 percent for the same period a year ago. The Company no longer engages in lease financing.

                Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $64.2 million at September 30, 2002, a decrease of $9.0 million from year-end 2001. The decrease in residential mortgages was a result of pay-downs in the portfolio partially offset by purchases totaling $10.4 million. The Company does not originate a material amount of mortgage loans held for investment. The yield on residential mortgages was 6.04 percent for the nine months ended September 30, 2002 compared to 5.99 percent for the same period a year ago.

                Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $27.0 million at September 30, 2002, an increase of $0.3 million from year-end December 2001. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans offset by pay-downs. The yield on consumer loans was 5.92 percent for the nine months ended September 30, 2002, compared to 7.17 percent for the same period a year ago.

                The declines in yield throughout the loan portfolio reflect the declining interest rate environment.

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

                Loans past due 90 days and still accruing interest, are not included in non-performing loans. Management believes these loans to be well collateralized and in the process of collection. The Company had $775 thousand of loans 90 days past due and still accruing at September 30, 2002, compared to $69 thousand at December 31, 2001. These loans generally consist of loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal.

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

                The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended September 30, 2002 and 2001, and December 31, 2001:

Non-performing loans

	Sept. 30, 2002	December 31, 2001	Sept. 30, 2001
	(In thousands)
Non-performing loans
SBA	$2,667	$2,015	$2,169
Commercial	88	989	275
Residential mortgage	75	—	—
Consumer	169	180	142
Total non-performing loans	2,999	3,184	2,586
OREO	206	258	163
Total Non-Performing Assets	3,205	$3,442	$2,748

Past Due 90 days or more and still accruing interest
SBA	41	13	21
Commercial	724	—	2,303
Residential mortgage	—	—	—
Consumer	10	56	37
Total accruing loans 90 days or more past due	775	$69	2,360

Non-Performing assets to total assets	0.75%	0.91%	0.75%
Non-Performing assets to loans and OREO	1.06%	1.26%	1.09%
Allowance for loans losses as a Percentage of non-performing loans	126.24%	99.40%	111.06%
Allowance for loan losses to total loans	1.25%	1.16%	1.14%

                Non-performing assets amounted to $3.2 million at September 30, 2002, a decrease of $238 thousand from $3.4 million at year-end 2001.  Loans past due 90 days or more and still accruing interest at September 30, 2002 amounted to $775 thousand compared to $69 thousand at December 31, 2001. Loans past due 90 days or more generally consist of loans where customers continue to make the monthly payments, however, the loans have matured and are pending renewal. Included in non-performing assets at September 30, 2002 are $1.1 million of loans guaranteed by the SBA.

                Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $1.1 million at September 30, 2002 and $0.3 million at December 31, 2001.

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

                The allowance for loan losses totaled $3.8 million, $3.2 million, and $2.9 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively with resulting allowance to total loan ratios of 1.25 percent, 1.16 percent and 1.14 percent respectively. Net charge offs amounted to $152 thousand and $1.3 million, respectively, for the three and nine months ended September 30, 2002, compared to $68 thousand and $262 thousand for the three and nine months ended September 30, 2001. The increase in net charge offs for the three and nine months ended is primarily due to charge offs on commercial lease loans and a credit to an insurance finance company.

The following is a reconciliation summary of the allowance for loan losses the three and nine months ended September 30, 2002 and 2001:

Allowance for Loan Loss Activity	Three months ended Sept. 30,		Nine Months ended Sept. 30,
(In thousands)	2002	2001	2002	2001
Balance, beginning of period	3,563	2,664	3,165	2,558
Provision charged to expense	375	275	1,950	575

Charge-offs:
SBA	188	—	210	—
Commercial	2	—	1,120	199
Residential mortgage	—	—	13	48
Consumer	8	80	112	93
Total Charge-offs	198	80	1,455	340
Recoveries:
SBA	2	—	31	—
Commercial	35	10	70	35
Residential mortgage	—	—	—	39
Consumer	9	2	25	4
Total recoveries	46	12	126	78
Total net charge-offs	152	68	1,329	262
Balance, end of period	3,786	2,871	3,786	2,871
Selected loan quality ratios:
Net charge offs to average loans	0.20%	0.11%	0.61%	0.15%
Allowance for loan losses to total loans at period end	1.25%	1.14%	1.25%	1.14%
Allowance for loan losses to non-performing loans	126.24%	111.06%	126.24%	111.06%

Deposits

            Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first nine months of the year the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

                Total deposits increased $34.1 million to $374.1 million at September 30, 2002 from $340.0 million at December 31, 2001. The increase in deposits was primarily the result of a $6.8 million increase in demand deposits and $50.7 million increase in interest bearing checking and savings, partially offset by a decline in time deposits totaling $23.4 million. The decline in time deposits is the result of promotional high rate deposits maturing in a lower interest rate environment and the disintermediation into the Company’s higher yielding checking product “Opportunity Checking”. Included in deposits are $29.8 million of Government deposits, as compared to $33.2 million at December 31, 2001.  These deposits are very sensitive to price competition.  The Company has significantly reduced its reliance on these deposits as a source of funds, and believes the current portfolio of these deposits to be appropriate.

Other Debt

            Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $2.8 million of lease obligations, amounted to $12.8 million at September 30, 2002, a decline of $66 thousand from year-end 2001. The 4.92% borrowings from the FHLB mature in 2010 and are callable at any time.

Trust Preferred Securities

            On September 26, 2002, Unity (NJ) Statutory Trust I a statutory business trust and wholly-owned subsidiary of Unity Bancorp Inc., issued $9.0 million of floating rate capital trust pass through securities to investors due on September 26, 2032. The capital securities have preference over the common securities with respect to liquidation and other distributions and qualify as Tier I capital. The Subordinate Debentures are redeemable in whole or part, prior to maturity but after September 26, 2007. The floating interest rate on the Subordinate Debentures is three-month LIBOR plus 3.40% and re-prices quarterly. The initial rate at September 30, 2002 was 5.21%. The additional capital will be used to bolster the Company’s capital ratios and for general corporate purposes, including among other things, capital contributions to Unity Bank and to fund stock repurchases.

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

                The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30 2002, is a decline of 0.8 percent in a rising rate environment and an decrease of 0.8 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2001 the economic value of equity with rate shocks of 200 basis points was a decline of 1.4 percent in a rising rate environment and an increase of 0.1 percent in a falling rate environment.

Operating, Investing, and Financing Cash

                Cash and cash equivalents amounted to $34.7 million at September 30, 2002, an increase of $17.9 million from December 31, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002, amounted to $8.0 million, primarily from proceeds from the sales of loans held for sale, net income from operations and the provision for loan losses partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $32.1 million for the nine months ended September 30, 2002, primarily from the funding of and purchases in the loan portfolio, increased investment in securities, partially offset by maturities of securities. Net cash provided by financing activities, amounted to $42.0 million for the nine months ended September 30, 2002, attributable to deposit growth of $34.1 million, proceeds from the issuance of common stock of $1.5 million and the issuance of $9.0 million of Trust Preferred Securities, partially offset by the purchase and retirement of $2.5 million in common stock.

Liquidity

            The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Holding Company

                At September 30, 2002, the Holding Company had $7.2 million in cash and $89 thousand in marketable securities compared to $1.3 million and $123 thousand respectively at December 31, 2001. The increase in cash at the parent company was due to the issuance of the Trust preferred securities and the exercise of common stock warrants offset by the purchase of the Company’s common stock. Expenses at the Holding Company are minimal and the management believes that the Holding Company has adequate liquidity to fund its obligations.

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

                At September 30, 2002, $8.1 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of September 30, 2002 amounted to $42.3 million. An additional source of liquidity is Federal Funds sold, which were $20.0 million at September 30, 2002.

                As of September 30, 2002, deposits included $29.7 million of Government deposits, as compared to $33.2 million at December 31, 2001.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $27.0 million of deposits from three municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

                At September 30, 2002, the Bank had approximately $86.1 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $35.0 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

                In addition to the risk-based guidelines, regulators require that a bank which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process. The increase in the Company’s capital ratios is related to the issuance of $9.0 million of Trust preferred securities which qualify as Regulatory Capital.

                The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2002
Leverage Ratio	35,020	8.45%	≥	16,721	4.00%	≥	20,901	5.00%
Tier I risk-based ratio	35,020	11.48%	≥	12,238	4.00%	≥	18,357	6.00%
Total risk-based ratio	39,051	12.80%	≥	24,476	8.00%	≥	30,595	10.00%
As of December 31, 2001
Leverage Ratio	24,786	6.63%	≥	14,977	4.00%	≥	18,721	5.00%
Tier I risk-based ratio	24,786	9.53%	≥	10,405	4.00%	≥	15,607	6.00%
Total risk-based ratio	27,951	10.75%	≥	20,810	8.00%	≥	26,012	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2002
Leverage Ratio	27,876	6.67%	≥	16,577	4.00%	≥	20,722	5.00%
Tier I risk-based ratio	27,876	9.11%	≥	12,205	4.00%	≥	18,308	6.00%
Total risk-based ratio	31,662	10.35%	≥	24,410	8.00%	≥	30,513	10.00%
As of December 31, 2001
Leverage Ratio	23,384	6.25%	≥	14,970	4.00%	≥	18,713	5.00%
Tier I risk-based ratio	23,384	9.00%	≥	10,394	4.00%	≥	15,591	6.00%
Total risk-based ratio	26,549	10.22%	≥	20,788	8.00%	≥	25,986	10.00%

Shareholders’ Equity

                Shareholders’ equity increased $1.8 million, or 7.4 percent, to $26.7 million at September 30, 2002 compared to $24.8 million at December 31, 2001.  This increase was the result of the $2.7 million in net income and $1.5 million from the exercise of common stock warrants and employee stock plans, and $246 thousand increase in accumulated other comprehensive income, partially offset by the purchase and retirement of the Company’s common stock of $2.5 million. As of September 30, 2002 the Company had 425 thousand common stock warrants exercisable at $5.50 per share, which expire in October 2002. As of October 16, 2002 all common stock warrants were exercised. On July 12, 2002 the Company increased the number of authorized common stock from 7,500,000 at December 31, 2001 to 12,500,000 at September 30, 2002.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

During 2002, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K. (See the interest rate sensitivity in Management’s discussion and analysis.)

ITEM 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and proceedings. The Company’s chief executive officer and its chief financial officer, after evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of the date (the “Evaluation Date”) within 90 days before the filing of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company’s and its consolidated subsidiaries would be made known to them by others within those entities.

(b)           Changes in internal controls. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may, in the ordinary course of business become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  The company does not believe that any existing legal claims or proceedings will have a material impact on the Company’s financial position, or on the Company’s results of operations.

Item 2.  Changes in Securities — None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K

(a)          Exhibits

                                                   Included with this Quarterly Report on Form 10-Q as exhibit 99 is the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002.

(b)         Reports on Form 8-K

During the three month period ended September 30, 2002, the Registrant filed one Current Report on Form 8-K dated August 21,2002, under Item. Other Events and Regulation FD Disclosure incorporating the press release announcing that discussions regarding the registrant’s potential acquisition of Fist Bank of Central Jersey had been terminated.

(c)          Reports on Form 8-K

During the three month period ended September 30, 2002, the Registrant filed one Current Report on Form 8-K dated July 12, 2002 under Item 5. Other Events. The Registrant completed a merger, the sole result of which is the re-domicile of the Registrant from Delaware to New Jersey. In addition, the Registrant’s Certificate of Incorporation reflects an increase in the total number of shares authorized, as approved by the Registrant’s shareholders, to 12,500,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

Dated: November 14, 2002	By:	/s/ JAMES A. HUGHES
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer

Certifications

I, Anthony Feraro, certify that:

l.                                          I have reviewed this quarterly report on Form 10-Q of Unity Bancorp, Inc.;

2                                          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	Name: /S/ Anthony Feraro
Title: Chief Executive Officer and President

Certifications

I, James A. Hughes, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Unity Bancorp, Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	Name: /S/ James A. Hughes
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

quarterly REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

99	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.