Form 10-K
period 2002-12-31
UNITY BANCORP INC /DE/
filed 2003-03-26
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Common Stock, no par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 28, 2002, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $25,117,249 and 3,828,849 shares of the Common Stock were outstanding.  As of March 20, 2003, 5,393,441 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

a)                                    General

Unity Bancorp, Inc. (the “Company” or “Registrant”) is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was originally organized under the laws of the State of Delaware in 1991 and subsequently, in 2002, effected a re-incorporation merger to become a New Jersey corporation.  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of Unity (NJ) Statutory Trust I.  The trust has issued $9.0 million of preferred securities to investors.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and twelve New Jersey branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union and Whitehouse.  The Bank’s primary service area encompasses the Route 22/Route 78 corridor between the Bank’s Clinton, New Jersey main office and its Linden, New Jersey branch.

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

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices.  The Bank’s main office, located in Clinton, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County.  The Bank’s Springfield, Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County.  The offices in South Plainfield, Highland Park, Edison, and Colonia Township extend the Company’s service area into Middlesex County.

Competition

The Company is located in an extremely competitive area.  The Company’s service area is already serviced by major regional banks, large thrift institutions and by a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company’s competitors have substantially more capital and therefore greater lending limits than the Company.  The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies on the competitive pricing of its loans, deposits and other services as well as its ability to provide local decision making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2002, the Company employed 134 full-time and 25 part-time employees. None of the Company’s employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2002 about each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years

John Kauchack, 49, Chief Operations Officer and First Executive Vice President of the Company and the Bank	2002	Previously, Mr. Kauchack was the head of Deposit Operations for Unity Bank.

Michael T. Bono, 60, Chief Retail Officer and Executive Vice President of the Company and the Bank	2001	Previously, Mr. Bono was a Retail Officer for Unity Bank.

Michael F. Downes, 40, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank

SUPERVISION AND REGULATION

General Supervision and Regulation

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

General Bank Holding Company Regulation

General.  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “BHCA”), the Company is subject to the regulation and supervision of the Federal Reserve Board (the “FRB”).  The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.  Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default.  Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and performing, guaranteed portions of unsold SBA loans which carry a 20% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes (including general guarantees and standby letters of credit backing financial obligations) are given a 100% risk-weighting.  Transaction related contingencies such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting.  Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

General Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance (the “Department”).  As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government.  The regulations of the FDIC and the Department affect virtually all activities of the Bank, including the minimum level of capital that the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

Insurance of Deposits.  The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Savings Association Insurance Fund of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), the FDIC has established a risk-based assessment system. Premium assessments under this system are based upon:  (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

Dividend Rights.  Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.

b)                                      Statistical information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s 2002 Annual Report to Shareholders incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data		Annual Report Pages

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential
	A. Analysis of Net Interest Earnings	6
	B. Average Balance Sheets	7
	C. Rate/Volume Analysis	8

II	Investment Portfolio
	A. Book value of investment securities	25
	B. Investment securities by range of maturity with corresponding average yields	25
	C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III.	Loan Portfolio
	A. Types of loans	10
	B. Maturities and sensitivities of loans to changes in interest rates	11
	C. Risk elements
	1) Nonaccrual, past due and restructured loans	11
	2) Potential problem loans	11
	3) Foreign outstandings	N/A
	4) Loan concentrations	10
	D. Other interest bearing assets	N/A

IV.	Summary of Loan Loss Experience
	A. Analysis of the allowance for loan losses	12
	B. Allocation of the allowance for loan losses	12

V.	Deposits
	A. Average amount and average rate paid on major categories of deposits	7
	B. Other categories of deposits	N/A
	C. Deposits by foreign depositors in domestic offices	N/A
	D. Time deposits of $100,000 or more by remaining maturity	26
	E. Time deposits of $100,000 or more by foreign offices	N/A

VI.	Return on Equity and Assets	5

VII.	Short-term Borrowings	27

Item 2.  Properties

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its twelve branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2002.

Location	Leased Or Owned	Date Leased or Acquired	Lease Expiration	2002 Annual Rental Fee
Clinton, NJ	Leased	1996	2006	$408,329
Colonia, NJ	Leased	1995	2005	34,200
Flemington, NJ	Leased	1995	2003	46,725
Linden, NJ	Owned	1991	—	—
Highland Park, NJ	Leased	1999	2024	71,041
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Leased	1996	2006	73,055
Springfield, NJ	Leased	1995	2003	31,159
South Plainfield, NJ	Leased	1999	2024	85,833
Union, NJ	Owned	2002	—	—
Edison, NJ	Leased	1999	2024	98,846
Whitehouse, NJ	Owned	1998	—	—

Item 3.   Legal Proceedings

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584.44, interest, attorney’s fees and costs of suit. The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2002.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

(A)                                        Market Price

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol “UNTY”.  The following table sets forth the high and low bid prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low
Year Ended December 31, 2002:
4th Quarter	$8.10	$6.07
3rd Quarter	6.76	5.82
2nd Quarter	6.90	5.24
1st Quarter	8.40	5.79
Year Ended December 31, 2001:
4th Quarter	$6.19	$4.47
3rd Quarter	5.89	3.81
2nd Quarter	4.29	2.90
1st Quarter	3.81	1.90

(B)                                          Approximate Number of Holders of Common Stock

As of March 20, 2003, there were approximately 613 shareholders of record of the Company’s Common Stock.

(C)                                          Dividends

No dividends were paid on the Company’s Common Stock during fiscal 2002 or 2001.

(D)                                         Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2002.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	755,637	$5.02	179,115
Equity compensation plans not approved by security holders	—	—	—
Total	755,637	$5.02	179,115

Item 6.   Selected Financial Data

The information under the caption “Selected Consolidated Financial Data” on page 5 of the Company’s 2002 Annual Report to Shareholders is incorporated by reference herein.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 16 of the Company’s 2002 Annual Report to Shareholders is incorporated by reference herein.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The information under the caption “Market Risk” on pages of 14 and 15 of the Company’s 2002 Annual Report to Shareholders is incorporated by reference herein.

Item 8.   Financial Statements and Supplementary Data

The Financial Statements and Notes to Financial Statements on pages 17 through 31 of the Company’s 2002 Annual Report to Shareholders are incorporated by reference herein.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10   Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

The information concerning the directors and executive officers of the Company under the caption “Election of Directors” and the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

Also, refer to the information under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers that are not also directors.

Item 11.   Executive Compensation

The information concerning executive compensation under the caption “Executive Compensation” (other than the “Board of Directors Report on Executive Compensation” and the “Performance Graph”) in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 13.   Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions under the caption “Certain Transactions with Management” in the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

Item 14.   Controls and Procedures

(a)                                  Evaluation of disclosure controls and proceedings. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934) within ninety (90) days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that such controls and procedures are effective.

(b)                                 Changes in internal controls.  There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  FINANCIAL STATEMENTS.

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s 2002 Annual Report of Shareholders are incorporated by reference in Part II, Item 8.

Independent Auditors’ Report (page 17)

Consolidated Balance Sheets (page 18)

Consolidated Statements of Operations (page 19)

Consolidated Statements of Changes in Shareholders’ Equity (page 20)

Consolidated Statements of Cash Flows (page 21)

Notes to Consolidated Financial Statements (pages 22 through 31)

(b)                                 EXHIBITS.

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended(2)
3(ii)	Bylaws of the Company
4(i)	Form of Stock Certificate
10(i)	1994 Stock Option Plan for Non-Employee Directors(1)
10(ii)	Stock Bonus Plan(2)
10(iii)	1997 Stock Option Plan(3)
10(iv)	1997 Stock Bonus Plan(3)
10(v)	1998 Stock Option Plan(4)
10(vi)	1999 Stock Option Plan(5)
10(vii)	Employment Agreement with Anthony J. Ferraro(6)
10(viii)	Retention Agreement with James A. Hughes(6)
10(ix)	Change in Control Agreement with Michael T. Bono(6)
10(x)	Change in Control Agreement with Michael F. Downes(6)
10(xi)	2002 Stock Option Plan(7)
13	Portion of Unity Bancorp. Inc. 2002 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99	Certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed on March 28, 2002.

(7)                                  Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(c)                                  REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended December 31, 2002:

On October 25, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Regulation FD Disclosure) to attach the President’s message, dated October 23, 2002.

On October 25, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Regulation FD Disclosure) to attach a press release, dated October 21, 2002, announcing a stock repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/
James A. Hughes
Chief Financial Officer

March 27, 2003
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/	Chairman of the Board and Director	March 27, 2003
David D. Dallas

/s/	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
Anthony J. Feraro

/s/	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003
James A. Hughes

/s/	Director	March 27, 2003
Frank Ali

/s/	Director	March 27, 2003
Dr. Mark S. Brody

/s/	Director	March 27, 2003
Robert H. Dallas, II

/s/	Director	March 27, 2003
Samuel Stothoff

/s/	Director	March 27, 2003
Donna Butler, Esq.

/s/	Director	March 27, 2003
Charles S. Loring

/s/	Director	March 27, 2003
Peter P. DeTommaso

/s/	Director	March 27, 2003
Allen Tucker

Certifications

I, Anthony Feraro, certify that:

1.                                       I have reviewed this Annual Report on Form 10-K of Unity Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	Name:/s/Anthony Feraro
Title: Chief Executive Officer and President

Certifications

I, James A. Hughes, certify that:

2.                                       I have reviewed this Annual Report on Form 10-K of Unity Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	Name:/s/James A. Hughes
Title: Executive Vice President and Chief Financial Officer