Form 10-Q
period 2003-03-31
UNITY BANCORP INC /DE/
filed 2003-05-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934,  as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act) Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2003: common stock, no par value:  5,393,891 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements

Unity Bancorp, Inc
Consolidated Balance Sheets

	(unaudited)		(unaudited)
(in thousands)	03/31/03	12/31/02	3/31/02
Assets
Cash and due from banks	$12,188	$12,237	$13,762
Federal funds sold	25,000	18,000	12,000
Securities:
Available for sale	55,813	55,570	57,979
Held to maturity	24,106	26,184	21,988
Total securities	79,919	81,754	79,967
Loans:
SBA held for sale	13,846	14,396	14,279
SBA held to maturity	50,045	49,784	37,816
Commercial	173,191	163,813	131,487
Residential mortgage	52,321	56,297	69,757
Consumer	29,209	27,504	26,247
Total loans	318,612	311,794	279,586
Less: Allowance for loan losses	4,382	4,094	3,180
Net loans	314,230	307,700	276,406
Premises and equipment, net	8,569	8,669	8,333
Accrued interest receivable	2,455	2,579	2,270
Other assets	2,909	1,935	1,492
Total assets	$445,270	$432,874	$394,230
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$80,794	$75,567	$62,246
Interest bearing checking	181,599	176,640	135,196
Savings deposits	36,484	34,663	32,141
Time deposits, under $100,000	67,850	75,883	84,378
Time depostis, $100,000 and over	27,298	19,832	39,816
Total deposits	394,025	382,585	353,777
Other debt	12,745	12,768	12,831
Trust preferred securities	9,000	9,000	—
Accrued interest payable	236	280	412
Accrued expense and other liabilities	1,440	1,135	1,350
Total liabilities	$417,446	$405,768	$368,370
Commitments and contingencies	—	—	—
Shareholders’ equity
Preferred stock, class A, 10%, 104 shares authorized 6 thousand issued and outstanding	—	—	285
Common stock, no par value, 12,500 shares authorized	31,827	31,827	33,630
Retained deficit	(3,854)	(5,006)	(7,878)
Accumulated other comprehensive (loss) income	(149)	285	(177)
Total Shareholders’ Equity	27,824	$27,106	25,860
Total Liabilities and Shareholders’ Equity	$445,270	$432,874	$394,230

Issued common shares	5,393	5,393	5,440
Outstanding common shares	5,393	5,393	5,440

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

	For the three months ended March 31,
(in thousands, except per share amounts)	2003	2002
Interest income:

Fed funds sold and interest on deposits	$16	$30
Securities:
Available for sale	545	791
Held to maturity	307	333
Total securities	852	1,124
Loans:
SBA loans	1,042	899
Commercial loans	3,019	2,263
Residential mortgage loans	877	1,043
Consumer loans	384	389
Total loan interest income	5,322	4,594
Total interest income	6,190	5,748
Interest expense:
Interest bearing demand deposits	788	572
Savings deposits	106	167
Time deposits	744	1,182
Other debt and trust preferred securities	301	197
Total interest expense	1,939	2,118
Net interest income	4,251	3,630
Provision for loan losses	450	600
Net interest income after provision for loan losses	3,801	3,030
Non-interest Income:
Deposit service charges	570	343
Loan and servicing fees	421	352
Net gains on SBA loan sales	819	784
Net security gains	83	—
Other income	214	412
Total non-interest income	2,107	1,891
Non-interest expense:
Compensation and benefits	1,910	1,808
Occupancy	478	408
Processing and communications	574	511
Furniture and equipment	241	285
Professional fees	252	153
Deposit insurance	16	38
Loan servicing costs	120	67
Other expenses	464	382
Total non-interest expense	4,055	3,652
Net income before provision for income taxes	1,853	1,269
Provision for income taxes	701	447
Net income	$1,152	$822

Preferred stock dividends	—	8

Net income to common shareholders	$1,152	$814
Net income per common share - Basic	$0.21	$0.15
Net income per common share - Diluted	0.20	0.14
Weighted average shares outstanding – Basic	5,393	5,389
Weighted average shares outstanding – Diluted	5,671	5,825

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2003 and 2002
(unaudited)

(In thousands)	Preferred Stock	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2001	$285	$33,248	$(8,692)	$(5)	$24,836
Comprehensive income:
Net Income	—	—	822	—	822
Unrealized holding loss on securities arising during the period, net of tax $277	—	—	—	(172)	(172)
Total comprehensive income	—	—	—	—	650
Preferred stock dividends	—	—	(8)	—	(8)
Warrant exercises (63 shares)	—	349	—	—	349
Benefit plans (5 shares)	—	33	—	—	33
Balance, March 31, 2002	$285	$33,630	$(7,878)	$(177)	$25,860

Balance, December 31, 2002	$—	$31,827	$(5,006)	$285	$27,106
Comprehensive income:
Net Income	—	—	1,152	—	1,152
Net unrealized holding loss on securities arising during the period, net of tax $282	—	—	—	(434)	(434)
Total comprehensive income	—	—	—	—	718
Balance, March 31, 2003	$—	$31,827	$(3,854)	$(149)	$27,824

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
(In thousands)	2003	2002
Operating activities:
Net income	$1,152	$822
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	450	600
Depreciation and amortization	243	355
Net gain on sale of securities	(83)	—
Gain on sale of SBA loans held for sale	(819)	(784)
Origination of SBA loans held for sale	(8,763)	(6,875)
Proceeds from the sale of SBA loans	10,132	11,099
Net change in other assets and liabilities	(961)	197
Net cash provided by operating activities	1,351	5,414
Investing activities:
Purchases of securities held to maturity	(2,216)	(3,026)
Purchases of securities available for sale	(18,209)	(7,890)
Maturities and principal payments on securities held to maturity	4,294	1,961
Maturities and principal payments on securities available for sale	11,014	9,407
Proceeds from sale of securities available for sale	7,035	—
Purchase of loans	(955)	(3,373)
Net increase in loans	(6,672)	(7,709)
Purchases of premises and equipment	(108)	(29)
Net cash used in investing activities	(5,817)	(10,659)
Financing activities:
Increase in deposits	11,440	13,823
Decrease in borrowings	(23)	(22)
Proceeds from the issuance of common stock	—	382
Dividends on preferred stock	—	(8)
Net cash provided by financing activities	11,417	14,175
Increase in cash and cash equivalents	6,951	8,930
Cash and cash equivalents at beginning of year	30,237	16,832
Cash and cash equivalents at end of period	$37,188	$25,762
Supplemental disclosures:
Cash:
Interest paid	$1,983	$2,072
Income taxes paid	773	—
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	62	—

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2003

NOTE 1. Summary of Significant Accounting Policies

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

Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In December, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure, An amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to remain on its historic accounting method related to stock-based awards. The Company has provided the expanded disclosures required by SFAS No. 148 below.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans has an exercise price equal to the market value of their underlying common stock on the date of grant.

SFAS 148 Proforma Restatement

(In thousands, except per share data)	Three months ended Mar. 31,
	2003	2002
Net income to common shareholders as reported:
As reported	$1,152	$814
Pro forma	1,104	737
Income per share:
Diluted as reported	$0.20	$0.14
Pro forma	0.19	0.13

NOTE 2. Litigation

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584, interest, attorney’s fees and costs of suit. The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period. On January 27, 2003 the Company announced a 5% stock dividend payable on March 12, 2003, all share amounts have been restated to include the effect of the dividend.

(In thousands, except per share data)	Three months ended Mar. 31,
	2003	2002
Net income to common shareholders	$1,152	$814
Basic weighted-average common shares outstanding	5,393	5,389
Plus: Common stock equivalents	278	436
Diluted weighted –average common shares outstanding	5,671	5,825
Net income per common share:
Basic	$0.20	$0.15
Diluted	0.21	0.14

NOTE 4. Recent accounting pronouncements

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this Statement is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 2.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2002 consolidated financial statements and notes.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview and Strategy

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on March 13, 1991.  The Bank provides a full range of commercial and retail banking services through 12 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration and other commercial credits, as well as personal investment advisory services through the Bank’s wholly-owned subsidiary, Unity Financial Services, Inc.  Unity Investment Company, Inc. is also a wholly-owned subsidiary of the Bank, used to hold a portion of the Bank’s investment portfolio.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2003			March 31, 2002
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$6,300	$16	1.03%	$7,675	$30	1.59%
Securities:
Available for sale	53,709	545	4.06	57,483	791	5.50
Held to maturity	25,813	307	4.76	20,773	333	6.41
Total securities	79,522	852	4.29	78,256	1,124	5.75
Loans, net of unearned discount:
SBA loans	68,645	1,042	6.07	53,795	899	6.68
Commercial	167,536	3,019	7.31	123,553	2,263	7.43
Residential Mortgages	55,522	877	6.32	71,354	1,043	5.85
Consumer	28,533	384	5.46	26,524	389	5.95
Total loans	320,236	5,322	6.71	275,226	4,594	6.97
Total interest-earning assets	406,058	6,190	6.15	361,157	5,748	6.41
Noninterest-earning assets:
Cash and due from banks	15,026			14,616
Allowance for loan losses	(4,338)			(3,347)
Other assets	13,050			12,018
Total noninterest-earning assets	23,738			23,287
Total Assets	$429,796			$384,444

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$178,649	788	1.79	$127,986	572	1.81
Savings deposits	34,726	106	1.24	32,058	167	2.11
Time deposits	93,580	744	3.22	123,085	1,182	3.89
Total interest-bearing deposits	306,955	1,638	2.16	283,129	1,921	2.75
Other borrowed funds	21,908	301	5.57	14,023	197	5.70
Total interest-bearing liabilities	328,863	1,939	2.39	297,152	2,118	2.89
Noninterest-bearing liabilities:
Demand deposits	72,892			60,468
Other liabilities	925			1,516
Total noninterest-bearing liabilities	73,817			61,984
Shareholders’ equity	27,116			25,308
Total Liabilities and Shareholders’ Equity	$429,796			$384,444

Net interest spread		4,251	3.76%		3,630	3.52%
Net interest income		$4,251			$3,630
Net interest margin			4.19%			4.02%

Results of Operations for the three months end March 31, 2003

Net Income

Net income for the three months ended March 31, 2003, was $1.2 million, or $0.21 per basic and $0.20 per diluted common share, compared to a net income of $814 thousand, or $0.15 per basic and $0.14 per diluted common share for the same period in 2002. The improved operating results for the three months ended March 31, 2003 were primarily the result of increases in net interest income and non-interest income, and continued expense controls. The following are key performance indicators for the three months ended March 31, 2003, and 2002.

(In thousands)	Three Months ended Mar. 31,
	2003	2002
Net Income	$1,152	$822
Preferred stock dividends	—	8
Net Income to common stockholders	1,152	814
Net Income per common share-basic	0.21	0.15
Net Income per common share-diluted	0.20	0.14
Performance Ratios:
Return on average assets	1.09%	0.87%
Return on average common equity	17.23	13.19
Efficiency ratio*	64.62	66.15

*The efficiency ratio is calculated by taking total non-interest expenses, divided by total interest income plus total non-interest income less securities gains.

Net Interest Income

Interest income was $6.2 million for the three months ended March 31, 2003, an increase of $442 thousand or 7.7 percent, compared to $5.7 million a year ago.  Interest-earning assets averaged $406.1 million, an increase of $44.9 million, or 12.4 percent, compared to the prior year period. The increases in average earning assets occurred due to a $45.0 million increase in the loan portfolio, and a $1.3 million increase in the securities portfolio. The rate earned on interest-earning assets decreased 26 basis points to 6.15 percent for the three months ended March 31, 2003, compared to the same period a year ago, due to a lower rate environment, partially offset by an increase in interest earning assets.. Of the $442 increase in interest income $825 is attributable to an increase in interest earning assets, offset by a decline of $383 thousand due to the reduction in yield.

Interest expense was $1.9 million for the three months ended March 31, 2003, a decrease of $179 thousand or 8.5 percent, compared to $2.1 million the same period a year ago. Interest-bearing liabilities averaged $328.9 million for the three months ended March 31, 2003, an increase of $31.7 million, or 10.7 percent, compared to $297.2 million for the prior year period. The increases in average interest bearing liabilities was the result of an increase in interest-bearing deposits and other borrowed funds utilized to fund loan growth. The rate paid on interest bearing liabilities decreased 50 basis points from the same period in 2002 to 2.39 percent.

Total interest-bearing deposits were $307.0 million on average, an increase of $23.8 million or 8.4 percent compared to $283.1 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in interest-bearing demand deposits, partially offset by the reduction of time deposits. The rate paid on interest bearing deposits was 2.16 percent for the quarter ended March 31, 2003, a decrease of 59 basis points from the same period a year ago.

Net interest income was $4.3 million for the three months ended March 31, 2003, an increase of $621 thousand, or 17.1 percent, compared to the $3.6 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread earned on a larger portfolio of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.76 percent for the three months ended March 31, 2003 compared to 3.52 percent for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.19 percent for the three months ended March 31, 2003 compared to 4.02 percent for the same period a year ago.

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

Rate Volume Table

	Three months ended Mar. 31, 2003 versus Mar. 31, 2002
	Due to change in:
	Volume	Rate	Total
Interest Income
Commercial	$794	$(88)	$143
SBA	231	(38)	756
Residential mortgage	(245)	79	(166)
Consumer	28	(33)	(5)
Total Loans	808	(80)	728

Available for sale securities	(49)	(197)	(246)
Held to maturity securities	70	(96)	(26)
Federal funds sold and interest bearing deposits	(4)	(10)	(14)
Total interest earning assets	$825	$(383)	$442

Interest Expense
Interest bearing checking	$222	$(6)	$216
Savings deposits	14	(75)	(61)
Time deposits	(255)	(183)	(438)
Total Interest Bearing Deposits	(19)	(264)	(283)
Borrowings	109	(5)	104
Total interest-bearing liabilities	90	(269)	(179)
Net interest income	$735	$(114)	$621
Increase in net interest income			$621

Provision for Loan Losses

The provision for loan losses was $450 thousand for the three months ended March 31, 2003, an decrease of $150 thousand, compared to $600 thousand for the same period a year ago. The decrease from a year ago was primarily attributable to lower levels of charge offs, during the first quarter of 2003 “See Financial Condition-Asset Quality.”  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

	Three months ended March, 30
	2003	2002	Percent Change
(in thousands)
Deposit service charges	$570	$343	66.2%
Loan and servicing fees	421	352	19.6
Net gains on SBA loan sales	819	784	4.5
Net security gains	83	—	100.0
Other income	214	412	(48.1)
Total non-interest income	$2,107	$1,891	11.4%

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $2.1 million for the three months ended March 31, 2003, an increase of $216 thousand compared with 2002.

Deposit service charges increased $227 thousand, or 66.2 percent, for the three months ended March 31, 2003, compared to the same period a year ago as a result of higher fees and the growth in the deposit base.

Loan and servicing fees increased $69 thousand, or 19.6 percent, for the three months ended March 31, 2003, compared to the same period a year ago. The growth in loan and servicing fees for the three months ended March 31, 2003 is attributed to higher servicing fees and  the growth of the serviced SBA loan portfolio, which amounted to $133.8 million at March 31, 2003, compared to $106.5 million at March 31, 2002.

Net gains on loan sales include participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 75 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $9.3 million for the three months ended March 31, 2003, compared to $10.3 million for the three months ended March 31, 2002. Gains on SBA loan sales were $819 thousand compared to $784 for the same period a year ago. The increase in gains on the sale of SBA loans is a result of the increase in volume of SBA loans being sold, higher premiums received on sales and higher servicing fees.

Other non-interest income decreased $198 thousand for the three months ended March 31, 2003, compared with 2002. The decrease for the three months ended March 31, 2003 was primarily due to a decrease in commercial loan referral fees which amounted to $49 thousand for the three months ended March 31, 2003, compared to $297 thousand for the same period a year ago.

Non-Interest Expense

	Three months ended March 31,
	2003	2002	Percent Change
(in thousands)
Compensation and benefits	$1,910	$1,808	5.6%
Occupancy	478	408	17.2
Processing and communications	574	511	12.3
Furniture and equipment	241	285	(15.4)
Professional services	252	153	64.7
Deposit insurance	16	38	(57.9)
Loan servicing costs	120	67	79.1
Other expenses	464	382	21.5
Total non-interest expense	$4,055	$3,652	11.0%

Compensation and benefits expense increased $102 thousand, or 5.6 percent, for the three months ended March 31, 2003, compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases effective January 1, 2003, and the increase in the number of employees. Total employees amounted to 160 at March 31, 2003, compared to 144 at March 31, 2002.

Occupancy expense increased $70 thousand, or 17.2 percent, for the three months ended March 31, 2003, compared to the same period a year ago. The increase for the three months ended was due to higher property taxes, depreciation and maintenance expenses and increased snow removal costs.

 Processing and communications expense increased $63 thousand, or 12.3 percent, for the three months ended March 31, 2003, compared to the same period a year ago. The increase is primarily as a result of higher items processing costs related to the growth in the deposit and loan portfolios and the increase in postage rates.

Furniture and equipment expense decreased $44 thousand, or 15.4 percent, for the three months ended March 31, 2003, compared to the same period a year ago. The decline in furniture and equipment for the three months ended is primarily related to lower depreciation expense as a result of assets being fully depreciated.

Professional fees increased $99 thousand, or 64.7 percent, for the three months ended March 31, 2003, compared to the same period a year ago.  The increase for the three months ended is due to legal fees related to the law-suit initiated by Commerce Bank, N.A. See “Part II-Other Information-Item 1. Legal Proceedings”.

Deposit insurance decreased $22 thousand for the three months ended March 31, 2003, compared to the same period a year ago.  The decrease for the three months ended is due to a reduced insurance premium assessment.

Loan servicing expense increased $53 thousand, or 79.1 percent for the three months ended March 31, 2003, compared to the same period a year ago.  The increase in loan servicing expenses for the three month period is primarily related to higher legal costs related to loan collections on the commercial and SBA portfolios.

Other expense increased $82 thousand, or 21.5 percent, for the three months ended March 31, 2003, compared to the same period a year ago. The increase is the result of higher stationary and supplies expense, increased director fees and a credit for data processing expense that was received in 2002.

Income Tax Expense

For the first quarter of 2003, the provision for income taxes was $701 thousand compared to $447 thousand for the same period a year ago. The current 2003 tax provision represents an effective tax rate of approximately 38 percent as compared 35 percent for the prior year. Management anticipates an effective rate of approximately 38 percent for the remainder of 2003.

Financial Condition at March 31, 2003

Total assets at March 31, 2003 were $445.3 million compared to $394.2 million a year ago and $432.9 million from year-end 2002. The increases in assets were the result of deposit generation used to fund loan growth.

Securities
Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 91 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of March 31, 2003, $3.0 million of securities were required to be pledged for governmental deposits.
Securities available for sale were $55.8 million at March 31, 2003, an increase of $243 thousand from year-end 2002. During the first three months of 2003, $18.2 million of securities available for sale were purchased, partially offset by $11.0 million of maturities and paydowns and $7.0 million in securities sales. The yield on securities available for sale was 4.06 percent for the three months ended March 31, 2003, compared to 5.50 percent a year ago, reflecting declines in market rates of interest.
Securities held to maturity were $24.1 million at March 31, 2003, a decrease of $2.1 million, or 7.9 percent, from year-end 2002. During the first three months of 2003, $2.2 million of held to maturity securities were purchased and primarily funded by $4.3 million of maturities and paydowns. The yield on securities held to maturity was 4.76 percent for the three months ended March 31, 2003 compared to 6.41 for the same period a year ago, reflecting the maturity of higher yielding investments. As of March 31, 2003 and December 31, 2002, the market value of held to maturity securities was $24.8 million and $26.1 million, respectively.

Loan Portfolio
The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $6.8 million, or 2.2 percent to $318.6 million at March 31, 2003, from year-end 2002.
SBA loans provide guarantees of up to 75 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $50.0 million at March 31, 2003, an increase of $261 thousand from year-end 2002. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $13.8 million at March 31, 2003, a decrease of $550 thousand from year-end 2002. The SBA held for sale portfolio decreased due to decreased loan sales in 2003. The yield on SBA loans which are generally floating and tied to prime was 6.07 percent for the three months ended March 31, 2003 compared to 6.68 percent for the same period a year ago.
Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $173.2 million at March 31, 2003, an increase of $9.4 million, or 5.7 percent, from year-end 2002. The yield on these commercial loans was 7.31 percent for the three months ended March 31, 2003 compared to 7.43 percent for the same period a year ago. The
Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $52.3 million at March 31, 2003, a decrease of $4.0 million from year-end 2002. The decrease in residential mortgages was a result of pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 6.32 percent for the three months ended March 31, 2003 compared to 5.85 percent for the same period a year ago. The increase in rate is attributed to the payoff of lower rate adjustable rate mortgages and reduced amortization of premium.
Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $29.2 million at March 31, 2003, an increase of $1.7 million from year-end December 2002. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 5.46 percent for the three months ended March 31, 2003, compared to 5.95 percent for the same period a year ago.

The decline in yield throughout the loan portfolio reflect the declining interest rate environment.

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
Loans past due 90 days and still accruing interest, are not included in non-performing loans. The Company had $2.1 million of loans 90 days past due and still accruing at March 31, 2003, compared to $366 thousand at December 31, 2002. These loans generally consist of loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal.
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
The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended March 31, 2003 and 2002, and December 31, 2002:

Non-performing loans (In thousands)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Non-performing loans
SBA	$2,621	$2,882	$1,991
Commercial	296	—	435
Residential mortgage	434	461	—
Consumer	194	214	186
Total non-performing loans	3,545	3,557	2,612
OREO	257	196	194
Total Non-Performing Assets	$3,802	$3,753	$2,806

Past Due 90 days or more and still accruing interest
SBA	—	—	—
Commercial	2,124	365	—
Residential mortgage	—	—	74
Consumer	6	1	10
Total accruing loans 90 days or more past due	2,130	$366	84

Non-Performing assets to total assets	0.85%	0.87%	0.71%
Non-Performing assets to loans and OREO	1.19%	1.20%	1.00%
Allowance for loans losses as a Percentage of non-performing loans	123.61%	115.10%	121.75%
Allowance for loan losses to total loans	1.38%	1.31%	1.14%

Non-performing assets amounted to $3.8 million at March 31, 2003, an increase of $49 thousand from year-end 2002.  Loans past due 90 days or more and still accruing interest at March 31, 2003 amounted to $2.1 million compared to $366 thousand at December 31, 2002. Loans past due 90 days or more generally consist of loans where customers continue to make the monthly payments, however, the loans have matured and are pending renewal. Included in non-performing assets at March 31, 2003 are $1.4 million of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $524 thousand at March 31, 2003 and $366 thousand at December 31, 2002.

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

The allowance for loan losses totaled $4.4 million, $4.1 million, and $3.2 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively with resulting allowance to total loan ratios of 1.38 percent, 1.31 percent and 1.14 percent respectively. Net charge offs amounted to $162 thousand for the three months ended March 31, 2003, compared to $585 thousand for the three months ended March 31, 2002.

The following is a reconciliation summary of the allowance for loan losses the three months ended March 31, 2003 and 2002:

Allowance for Loan Loss Activity (In thousands)	Three months ended Mar 31
	2003	2002
Balance, beginning of period	4,094	3,165
Provision charged to expense	450	600

Charge-offs:
SBA	60	—
Commercial	144	544
Residential mortgage	—	—
Consumer	31	70
Total Charge-offs	235	614

Recoveries:
SBA	4	27
Commercial	50	—
Residential mortgage	—	—
Consumer	19	2
Total recoveries	73	29
Total net charge-offs	162	585
Balance, end of period	4,382	3,180

Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.21%	0.86%
Allowance for loan losses to total loans at period end	1.38%	1.14%
Allowance for loan losses to non-performing loans	123.61%	121.75%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first three months of 2003 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $11.4 million to $394.0 million at March 31, 2003 from $382.6 million at December 31, 2002. The increase in deposits was primarily the result of a $5.2 million increase in demand deposits and $6.8 million increase in interest bearing checking and savings, partially offset by a decline in time deposits. The decline in time deposits is the result of the disintermediation into the Company’s higher yielding checking product “Opportunity Checking.” Included in deposits at March 31, 2003 are $26.3 million of Government deposits, as compared to $27.8 million at December 31, 2002.  These deposits are very sensitive to price competition.

Other Debt

Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $2.7 million of lease obligations, amounted to $12.7 million at March 31, 2003, a decline of $23 thousand from year-end 2002. The 4.92% borrowings from the FHLB mature in 2010 and are callable at any time.

Trust Preferred Securities

On September 26, 2002, Unity (NJ) Statutory Trust I a statutory business trust and wholly-owned subsidiary of Unity Bancorp Inc., issued $9.0 million of floating rate capital trust pass through securities to investors due on September 26, 2032. The capital securities have preference over the common securities with respect to liquidation and other distributions and qualify as Tier I capital. The Subordinate Debentures are redeemable in whole or part, prior to maturity but after September 26, 2007. The floating interest rate on the Subordinate Debentures is three-month LIBOR plus 3.40% and re-prices quarterly. The rate at March 31, 2003 was 5.07%. The additional capital raised with respect to the issuance of the floating rate capital pass through securities was used to bolster the Company’s capital ratios and for general corporate purposes.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31 2003, is a decline of 0.78 percent in a rising rate environment and a decrease of 0.95 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2002 the economic value of equity with rate shocks of 200 basis points was a decline of 1.05 percent in a rising rate environment and a decrease of 1.07 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $37.2 million at March 31, 2003, an increase of $7.0 million from December 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2003, amounted to $1.4 million, primarily from proceeds from the sales of loans held for sale, net income from operations partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $5.8 million for the three months ended March 31, 2003, primarily from the funding of and purchases in the loan portfolio. Net cash provided by financing activities, amounted to $11.4 million for the three months ended March 31, 2003, attributable to deposit growth.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At March 31, 2003, the Parent Company had $5.7 million in cash compared to $5.8 million at December 31, 2002. The increase in cash at the parent company was due to the issuance of the Trust preferred securities and the exercise of common stock warrants offset by the purchase of the Company’s common stock. Expenses at the Parent Company are minimal and the management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At March 31, 2003, $3.8 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of March 31, 2003 amounted to approximately $54.0 million. An additional source of liquidity is Federal Funds sold, which were $25.0 million at March 31, 2003.

As of March 31, 2003, deposits included $26.2 million of Government deposits, as compared to $27.3 million at December 31, 2002.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $25.7 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At March 31, 2003, the Bank had approximately $86.5 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $21.2 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003
Leverage Ratio	36,928	8.59%	≥ 17,198	4.00%	≥ 21,497	5.00%
Tier I risk-based ratio	36,928	10.98%	≥ 13,390	4.00%	≥ 20,085	6.00%
Total risk-based ratio	41,138	12.23%	≥ 26,780	8.00%	≥ 33,475	10.00%
As of December 31, 2002
Leverage Ratio	35,688	8.38%	≥ 17,038	4.00%	≥ 21,298	5.00%
Tier I risk-based ratio	35,688	11.05%	≥ 12,919	4.00%	≥ 19,379	6.00%
Total risk-based ratio	39,789	12.32%	≥ 25,839	8.00%	≥ 32,299	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003
Leverage Ratio	30,724	7.15%	≥ 17,059	4.00%	≥ 21,324	5.00%
Tier I risk-based ratio	30,724	9.15%	≥ 13,326	4.00%	≥ 19,989	6.00%
Total risk-based ratio	34,934	10.40%	≥ 26,652	8.00%	≥ 33,315	10.00%
As of December 31, 2002
Leverage Ratio	29,509	6.96%	≥ 16,956	4.00%	≥ 21,195	5.00%
Tier I risk-based ratio	29,509	9.16%	≥ 21,893	4.00%	≥ 19,339	6.00%
Total risk-based ratio	33,541	10.41%	≥ 25,786	8.00%	≥ 32,232	10.00%

Shareholders’ Equity

Shareholders’ equity increased $718 thousand, or 2.6 percent, to $27.8 million at March 31, 2003 compared to $27.1 million at December 31, 2002.  This increase was the result of the $1.2 million in net income partially offset by $434 thousand decrease in accumulated other comprehensive income. On January 27, 2003 the Company announced a 5% stock dividend payable on March 12, 2003, all share amounts have been restated to include the effect of the dividend. The decline in other comprehensive income is due primarily to a $300 thousand reduction in the market value of an asset-backed AFS security reported in the March 2003 valuation report.  Although the Company continues to receive all contractual payments and the bond is rated AA- by Moodys, the default rates on the on the underlying collateral is higher than anticipated, which may cause a future default on the bond’s cash flows.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

During 2003, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2. Changes in Securities – None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K

(a)   Exhibits

Included with this Quarterly Report on Form 10-Q as Exhibit 99.1 is the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002.

(b)   Reports on Form 8-K

During the three month period ended March 31, 2003, the Registrant filed on Current Report on Form 8-K dated January 31, 2003 under “Item 5. Other Events and Required Regulation FD Disclosure” incorporating the press release announcing a 5% stock dividend payable March 12, 2003 to shareholders of record as of February 26, 2003.

(c)   Reports on Form 8-K

During the three month period ended March 31, 2003, the Registrant filed one Current Report on Form 8-K dated January 23, 2003, under “Item 5. Other Events and Required Regulation FD Disclosure” Incorporating the press release announcing the registrant’s earnings for the year 2002 and the fourth quarter of 2002. Which included Consolidated Financial Highlights, Balance Sheets and Statements of Income as of , respectively December 31, 2001, September 30, 2002, and December 31, 2002 and, respectively, for the three month ended December 31, 2001, September 30, 2002 and December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

Dated: May 15, 2003	By:	/s/ JAMES A. HUGHES
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

Date: May 15, 2003	Name: /S/ Anthony Feraro
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

Date: May 15, 2003	Name: /S/ James A. Hughes
Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.