Form 10-Q
period 2003-06-30
UNITY BANCORP INC /DE/
filed 2003-08-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 10, 2003: common stock, no par value:  5,399,196 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements

Unity Bancorp, Inc

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(in thousands)	06/30/03	12/31/02	06/30/02

Assets
Cash and due from banks	$14,907	$12,237	$14,409
Federal funds sold and money market investments	19,000	18,000	24,000
Securities:
Available for sale	58,731	55,570	42,941
Held to maturity	21,053	26,184	23,848
Total securities	79,784	81,754	66,789
Loans:
SBA held for sale	12,176	14,396	10,583
SBA held to maturity	51,319	49,784	40,490
Commercial	182,113	163,813	148,562
Residential mortgage	47,198	56,297	70,447
Consumer	32,415	27,504	26,184
Total loans	325,221	311,794	296,266
Less: Allowance for loan losses	4,649	4,094	3,563
Net loans	320,572	307,700	292,703
Premises and equipment, net	8,475	8,669	8,960
Accrued interest receivable	2,397	2,579	2,248
Other assets	3,635	1,935	1,227
Total assets	$448,770	$432,874	$410,336
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$90,593	$75,567	$69,287
Interest bearing checking	183,068	176,640	149,656
Savings deposits	36,452	34,663	33,217
Time deposits, under $100,000	66,389	75,883	82,313
Time depostis, $100,000 and over	20,596	19,832	32,839
Total deposits	397,098	382,585	367,312
Other debt	12,717	12,768	12,809
Trust preferred securities	9,000	9,000	—
Accrued interest payable	200	280	440
Accrued expense and other liabilities	517	1,135	1,664
Total liabilities	$419,532	$405,768	$382,225
Commitments and contingencies	—	—	—
Shareholders’ equity
Preferred stock, class A, 10%, 104 shares authorized 6 thousand issued and outstanding	—	—	285
Common stock, no par value, 12,500 shares authorized	31,827	31,827	34,584
Retained deficit	(2,639)	(5,006)	(6,969)
Accumulated other comprehensive income	50	285	211
Total Shareholders’ Equity	29,238	$27,106	28,111
Total Liabilities and Shareholders’ Equity	$448,770	$432,874	$410,336

Issued common shares	5,393	5,393	5,646
Outstanding common shares	5,393	5,393	5,646

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Interest income:

Fed funds sold and interest on deposits	$41	$31	$57	$61
Securities:
Available for sale	559	729	1,104	1,520
Held to maturity	282	388	589	721
Total securities	841	1,117	1,693	2,241

Loans:
SBA loans	1,019	885	2,061	1,784
Commercial loans	3,263	2,636	6,282	4,899
Residential mortgage loans	763	1,069	1,640	2,112
Consumer loans	363	389	747	778
Total loan interest income	5,408	4,979	10,730	9,573
Total interest income	6,290	6,127	12,480	11,875
Interest expense:
Interest bearing demand deposits	683	675	1,471	1,247
Savings deposits	102	188	208	355
Time deposits	667	1,125	1,411	2,307
Other debt and trust preferred securities	307	196	608	393
Total interest expense	1,759	2,184	3,698	4,302
Net interest income	4,531	3,943	8,782	7,573
Provision for loan losses	400	975	850	1,575
Net interest income after provision for loan losses	4,131	2,968	7,932	5,998
Non-interest Income:
Deposit service charges	523	366	1,093	709
Loan and servicing fees	484	367	905	719
Net gains on SBA loan sales	687	1,101	1,506	1,885
Net security gains	45	228	128	228
Other income	249	300	463	712
Total non-interest income	1,988	2,362	4,095	4,253
Non-interest expense:
Compensation and benefits	1,952	1,930	3,862	3,738
Occupancy	460	398	938	806
Processing and communications	548	561	1,122	1,072
Furniture and equipment	278	264	519	549
Professional fees	195	158	447	311
Deposit insurance	15	39	31	77
Loan servicing costs	166	135	286	202
Other expenses	587	415	1,051	797
Total non-interest expense	4,201	3,900	8,256	7,552
Net income before provision for income taxes	1,918	1,430	3,771	2,699
Provision for income taxes	703	514	1,404	961
Net income	$1,215	$916	$2,367	$1,738
Preferred stock dividends	—	7	—	15
Net income to common shareholders	$1,215	$909	$2,367	$1,723

Net income per common share - Basic	$0.23	$0.17	$0.44	$0.32
Net income per common share - Diluted	0.22	0.16	0.42	0.30
Weighted average shares outstanding – Basic	5,393	5,477	5,393	5,433
Weighted average shares outstanding – Diluted	5,610	5,834	5,640	5,830

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc

Consolidated Statements of Changes in Shareholders’ Equity

For the Six months ended June 30, 2003 and 2002

(unaudited)

(In thousands)	Preferred Stock	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2001	$285	$33,248	$(8,692)	$(5)	$24,836
Comprehensive income:
Net Income	—	—	1,738	—	1,738
Unrealized holding gain on securities arising during the period, net of tax $116	—	—	—	257	257
Total comprehensive income	—	—	—	—	1,954
Preferred stock dividends	—	—	(15)	—	(15)
Warrant exercises (255 shares)	—	1,279	—	—	1,279
Benefit plans (9 shares)	—	57	—	—	57
Balance, June 30, 2002	$285	$34,584	$(6,969)	$211	$28,111

Balance, December 31, 2002	$—	$31,827	$(5,006)	$285	$27,106
Comprehensive income:
Net Income	—	—	2,367	—	2,367
Net unrealized holding loss on securities arising during the period, net of tax $144	—	—	—	(235)	(235)
Total comprehensive income	—	—	—	—	2,132
Balance, June 30, 2003	$—	$31,827	$(2,639)	$50	$29,238

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
(In thousands)	2003	2002
Operating activities:
Net income	$2,367	$1,738
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	850	1,575
Depreciation and amortization	479	610
Net gain on sale of securities	(448)	(228)
Write-down on AFS security	300	—
Gain on sale of SBA loans held for sale	(1,506)	(1,885)
Origination of SBA loans held for sale	(14,650)	(20,664)
Proceeds from the sale of SBA loans	18,376	29,685
Net change in other assets and other liabilities	(2,410)	548
Net cash provided by operating activities	3,358	11,379
Investing activities:
Purchases of securities held to maturity	(2,216)	(6,526)
Purchases of securities available for sale	(42,322)	(9,827)
Maturities and principal payments on securities held to maturity	7,347	3,601
Maturities and principal payments on securities available for sale	23,201	14,628
Proceeds from sale of securities available for sale	16,108	12,605
Purchase of loans	(3,835)	(10,373)
Net increase in loans	(12,223)	(21,668)
Purchases of premises and equipment	(210)	(877)
Net cash used in investing activities	(14,150)	(18,437)
Financing activities:
Increase in deposits	14,513	27,358
Decrease in borrowings	(51)	(44)
Proceeds from the issuance of common stock	—	1,336
Dividends on preferred stock	—	(15)
Net cash provided by financing activities	14,462	28,635
Increase in cash and cash equivalents	3,670	21,577
Cash and cash equivalents at beginning of year	30,237	16,832
Cash and cash equivalents at end of period	$33,907	$38,409
Supplemental disclosures:
Cash:
Interest paid	$3,778	$4,228
Income taxes paid	2,578	300
Non-cash investing activities:
Transfer of loans to Other Real Estate Owned	186	—

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2003

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

Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of their underlying common stock on the date of grant. The following is the expanded disclosure of SFAS 148, for the three and six months ended June 30, 2003 and 2002.

SFAS 148 Proforma Restatement

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income to common shareholders as reported:
As reported	$1,215	$909	$2,367	$1,723
Pro forma	1,167	832	2,271	1,584
Income per share:
Basic as reported	$0.23	$0.17	$0.44	$0.32
Basic Pro forma	0.22	0.15	0.42	0.29
Diluted as reported	$0.22	$0.16	$0.42	$0.30
Diluted Pro forma	0.21	0.14	0.40	0.27

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

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period. On January 27, 2003 the Company announced a 5% stock dividend payable on March 12, 2003, and, accordingly, all share amounts have been restated to include the effect of the dividend.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net Income to common shareholders	$1,251	$909	$2,367	$1,723
Basic weighted-average common shares outstanding	5,393	5,477	5,393	5,433
Plus: Common stock equivalents	217	357	247	397
Diluted weighted –average common shares outstanding	5,610	5,834	5,640	5,830
Net Income per Common share:
Basic	$0.23	$0.17	$0.44	$0.32
Diluted	0.22	0.16	0.42	0.30

NOTE 4. Recent accounting pronouncements

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003.  Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities).  For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement.  The adoption of Statement 150 did not have any effect on the Company’s consolidated financial statements.

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

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2003			June 30, 2002
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits with banks and money market investments	$11,058	$41	1.49%	$7,850	$31	1.58%
Securities:
Available for sale	56,557	567	4.01	52,097	729	5.60
Held to maturity	22,865	282	4.93	24,608	388	6.31
Total securities	79,422	849	4.28	76,705	1,117	5.82
Loans, net of unearned discount:
SBA loans	65,950	1,019	6.18	54,946	885	6.44
Commercial	176,984	3,263	7.39	144,404	2,636	7.32
Residential Mortgages	50,050	763	6.10	71,066	1,069	6.02
Consumer	30,198	363	4.82	26,250	389	5.94
Total loans	323,182	5,408	6.70	296,666	4,979	6.72
Total interest-earning assets	413,662	6,298	6.10	381,221	6,127	6.43
Noninterest-earning assets:
Cash and due from banks	14,964			12,154
Allowance for loan losses	(4,591)			(3,514)
Other assets	14,216			12,165
Total noninterest-earning assets	24,589			20,805
Total Assets	$438,251			$402,026

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$184,592	683	1.48	$141,044	675	1.92
Savings deposits	36,001	102	1.14	32,488	188	2.32
Time deposits	89,898	667	2.98	122,037	1,125	3.70
Total interest-bearing deposits	310,491	1,452	1.88	295,569	1,988	2.70
Other borrowed funds	21,902	307	5.62	13,442	196	5.85
Total interest-bearing liabilities	332,393	1,759	2.12	309,011	2,184	2.83
Noninterest-bearing liabilities:
Demand deposits	76,168			64,559
Other liabilities	1,265			1,940
Total noninterest-bearing liabilities	77,433			66,499
Shareholders’ equity	28,425			26,516
Total Liabilities and Shareholders’ Equity	$438,251			$402,026

Net interest spread		4,539	3.98%		3,943	3.60%
Tax-equivalent basis adjustment		(8)			—
Net interest income		$4,531			$3,943
Net interest margin			4.39%			4.14%

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Six months ended
	June 30, 2003			June 30, 2002
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits with banks and money market investments	$8,692	$57	1.32%	$7,763	$61	1.58%
Securities:
Available for sale	55,141	1,112	4.03	54,775	1,520	5.55
Held to maturity	24,331	589	4.84	22,701	721	6.35
Total securities	79,472	1,701	4.28	77,476	2,241	5.79
Loans, net of unearned discount:
SBA loans	67,290	2,061	6.13	54,374	1,784	6.56
Commercial	172,286	6,282	7.35	134,036	4,899	7.37
Residential Mortgages	52,771	1,640	6.22	71,209	2,112	5.93
Consumer	29,370	747	5.13	26,386	778	5.95
Total loans	321,717	10,730	6.71	286,005	9,573	6.73
Total interest-earning assets	409,881	12,488	6.12	371,244	11,875	6.42
Noninterest-earning assets:
Cash and due from banks	14,995			13,378
Allowance for loan losses	(4,465)			(3,431)
Other assets	13,636			12,092
Total noninterest-earning assets	24,166			22,039
Total Assets	$434,047			$393,283

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$181,637	1,471	1.63	$134,551	1,247	1.87
Savings deposits	35,367	208	1.19	32,274	355	2.22
Time deposits	91,729	1,411	3.10	122,558	2,307	3.80
Total interest-bearing deposits	308,733	3,090	2.02	289,383	3,909	2.72
Other borrowed funds	21,905	608	5.60	13,731	393	5.77
Total interest-bearing liabilities	330,638	3,698	2.26	303,114	4,302	2.86
Noninterest-bearing liabilities:
Demand deposits	74,539			62,525
Other liabilities	1,096			1,729
Total noninterest-bearing liabilities	75,635			64,254
Shareholders’ equity	27,774			25,915
Total Liabilities and Shareholders’ Equity	$434,047			$393,283

Net interest spread		8,790	3.86%		7,573	3.56%
Tax-equivalent basis adjustment		(8)			—
Net interest income		$8,782			$7,573
Net interest margin			4.29%			4.08%

Results of Operations for the three and six months end June 30, 2003

Net Income

Net income for the three months ended June 30, 2003, was $1.2 million, or $0.23 per basic and $0.22 per diluted common share, compared to a net income of $916 thousand, or $0.17 per basic and $0.16 per diluted common share for the same period in 2002. Net income for the six months ended June 30, 2003, was $2.4 million, or $0.44 per basic and $0.42 per diluted common share, compared to a net income of $1.7 million, or $0.32 per basic and $0.30 per diluted common share for the same period in 2002. The improved operating results for the three and six months ended June 30, 2003 were primarily the result of increases in net interest income, and continued expense controls. The following are key performance indicators for the three and six months ended June 30, 2003, and 2002.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2003	2002	2003	2002
Net Income	$1,215	$916	$2,367	$1,738
Preferred stock dividends	—	7	—	15
Net Income to common stockholders	1,215	909	2,367	1,723
Net Income per common share-basic	0.23	0.17	0.44	0.32
Net Income per common share-diluted	0.22	0.16	0.42	0.30
Performance Ratios:
Return on average assets	1.11%	0.91%	1.10%	0.89%
Return on average common equity	17.14	13.90	17.19	13.56
Efficiency ratio	64.81	64.18	64.72	65.11

*The efficiency ratio is calculated by taking total non-interest expenses, divided by total interest income plus total non-interest income less securities gains.

Net Interest Income

Interest income was $6.3 million for the three months ended June 30, 2003, an increase of $171 thousand or  2.8 percent, compared to $6.2 million a year ago.  Interest-earning assets averaged $413.7 million, an increase of  $32.4 million, or 8.5 percent, compared to the prior year period. The increases in average earning assets occurred primarily due to a $26.5 million increase in the loan portfolio. The rate earned on interest-earning assets decreased 33 basis points to 6.10 percent for the three months ended June 30, 2003, compared to the same period a year ago, due to a lower rate environment. Of the $171 increase in interest income $550 thousand is attributable to an increase in interest earning assets, offset by a decline of $379 thousand due to the reduction in yield.

Interest expense was $1.8 million for the three months ended June 30, 2003, a decrease of $425 thousand or  19.5 percent, compared to $2.2 million the same period a year ago. Interest-bearing liabilities averaged $332.4 million for the three months ended June 30, 2003, an increase of $23.4 million, or 7.6 percent, compared to $309.0 million for the prior year period. The increases in average interest bearing liabilities was the result of an increase in interest-bearing deposits and other borrowed funds utilized to fund loan growth. The rate paid on interest bearing liabilities for the three months ended June 30, 2003 decreased 71 basis points to 2.12 percent from the same period in 2002.

Total interest-bearing deposits were $310.5 million on average, an increase of $14.9 million or 5.0 percent compared to $295.6 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in interest-bearing demand deposits, partially offset by the reduction of time deposits. The rate paid on interest bearing deposits was 1.88 percent for the three months ended June 30, 2003, a decrease of 82 basis points from the same period a year ago.

Net interest income was $4.5 million for the three months ended June 30, 2003, an increase of $588 thousand, or 14.9 percent, compared to the $3.9 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread earned on a larger portfolio of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.98 percent for the three months ended June 30, 2003 compared to 3.60 percent for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.39 percent for the three months ended June 30, 2003 compared to 4.14 percent for the same period a year ago.

Interest income was $12.5 million for the six months ended June 30, 2003, an increase of $613 thousand or  5.2 percent, compared to $11.9 million a year ago.  Interest-earning assets averaged $409.9 million, an increase of  $38.6 million, or 10.4 percent, compared to the prior year period. The increases in average earning assets occurred due to a $35.7 million increase in the loan portfolio, and a $2.0 million increase in the securities portfolio. The rate earned on interest-earning assets decreased 30 basis points to 6.12 percent for the six months ended June 30, 2003, compared to the same period a year ago, due to a lower rate environment and partially offset by an increase in interest earning assets. Of the $613 increase in interest income $1.4 million is attributable to an increase in interest earning assets, offset by a decline of $761 thousand due to the reduction in yield.

Interest expense was $3.7 million for the six months ended June 30, 2003, a decrease of $604 thousand or  14.0 percent, compared to $4.3 million the same period a year ago. Interest-bearing liabilities averaged $330.6 million for the six months ended June 30, 2003, an increase of $27.5 million, or 9.1 percent, compared to $303.1 million for the prior year period. The increases in average interest bearing liabilities was the result of an increase in interest-bearing deposits and other borrowed funds utilized to fund loan growth. The rate paid on interest bearing liabilities decreased 60 basis points from the same period in 2002 to 2.26 percent.

Total interest-bearing deposits were $308.7 million on average, an increase of $19.4 million or 6.7 percent compared to $289.4 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in interest-bearing demand deposits, partially offset by the reduction of time deposits. The rate paid on interest bearing deposits was 2.02 percent for the six months ended June 30, 2003, a decrease of 70 basis points from the same period a year ago.

Net interest income was $8.8 million for the six months ended June 30, 2003, an increase of $1.2 million, or  16.0 percent, compared to the $7.6 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread earned on a larger portfolio of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.86 percent for the six months ended June 30, 2003 compared to 3.56 percent for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.29 percent for the six months ended June 30, 2003 compared to 4.08 percent for the same period a year ago.

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended June 30, 2003 versus June 30, 2002			Six months ended June 30, 2003 versus June 30, 2002
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	171	(37)	134	400	(123)	277
Commercial	602	25	627	1,396	(13)	1,383
Residential mortgage	(320)	14	(306)	(571)	99	(472)
Consumer	53	(79)	(26)	83	(114)	(31)
Total Loans	506	(77)	429	1,308	(151)	1,157

Available for sale securities	58	(220)	(162)	10	(418)	(408)
Held to maturity securities	(26)	(80)	(106)	49	(181)	(132)
Federal funds sold and interest bearing deposits	12	(2)	10	7	(11)	(4)
Total Interest Earning assets	550	(379)	171	1,374	(761)	613

Interest Expense
Interest bearing checking	182	(174)	8	398	(174)	224
Savings deposits	19	(105)	(86)	31	(178)	(147)
Time deposits	(263)	(195)	(458)	(517)	(379)	(896)
Total Interest Bearing Deposits	(62)	(474)	(536)	(88)	(731)	(819)
Borrowings	119	(8)	111	227	(12)	215
Total interest-bearing liabilities	57	(482)	(425)	139	(743)	(604)
Net interest income	493	103	596	1,235	(18)	1,217
Tax equivalent adjustment			(8)			(8)
Increase in net interest income			588			1,209

Provision for Loan Losses

The provision for loan losses was $400 thousand for the three months ended June 30, 2003 and $850 thousand for the six months ended June 30, 2003, a decrease of $575 thousand, and $725 thousand, respectively, from the comparable periods in 2002. The decrease from a year ago was primarily attributable to lower levels of charge offs, during the first six months of 2003 “See Financial Condition-Asset Quality.”  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2003	2002	Percent Change	2003	2002	Percent Change
Deposit service charges	$523	$366	42.9%	$1,093	$709	54.2%
Loan and servicing fees	484	367	31.9	905	719	25.9
Net gains on SBA loan sales	687	1,101	(37.6)	1,506	1,885	(20.1)
Net security gains	345	228	51.3	428	228	87.7
Valuation write-down on security	(300)	—	(100.0)	(300)	—	(100.0)
Other income	249	300	(17.0)	463	712	(35.0)
Total non-interest income	$1,988	$2,362	(15.8)%	4,095	$4,253	(3.7)%

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $2.0 million for the three months ended June 30, 2003, an decrease of $374 thousand compared with 2002, and was $4.1 million for the six months ended June 30, 2003, an decrease of $158 thousand, compared to the same period a year ago.

Deposit service charges increased $157 thousand, or 42.9 percent, for the three months ended June 30, 2003, compared to the same period a year ago, and increased $384 thousand, or 54.2 percent, for the six months ended June 30, 2003, compared with the same period a year ago. Deposit service charges increased for the three and six months as a result of higher fees and the growth in the deposit base.

Loan and servicing fees increased $117 thousand, or 31.9 percent, for the three months ended June 30, 2003, compared to the same period a year ago, and increased $186 thousand, or 25.9 percent, for the six months ended June 30, 2003, compared to the same period a year ago. The growth in loan and servicing fees for the three and six months ended is attributed to the growth of the serviced SBA loan portfolio, which amounted to $134.5 million at June 30, 2003, compared to $116.2 million at June 30, 2002.

Net gains on loan sales includes participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 75 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $7.8 million in the three months ended, and $16.8 million for the six months ended June 30, 2003, compared to $13.6 million and $27.8 million, respectively, for the three and six month periods ended June 30, 2002. Gains on SBA loan sales were $687 thousand for the three months ended, and $1.6 million for the six months ended June 30, 2003 compared to $1.1 million and $1.9 million, respectively, for the same periods a year ago. The decrease in gains on the sale of SBA loans is a result of lower volume of SBA loans sold partially offset by higher premiums received on sales and higher servicing fees.

Net security gains increased $117 thousand, or 51.3 percent, for the three months ended June 30, 2003, compared to the same period a year ago, and increased $200 thousand, or 87.7 percent, for the six months ended June 30, 2003, compared to the same period a year ago. Security gains for the three months ended June 30, 2003, were partially offset by a $300 thousand valuation write-down on a $1.0 million asset-backed AFS security.  Although the Company continues to receive all contractual payments, and the bond is rated A- by Moodys, the default rates on the underlying collateral is higher than anticipated. If the underlying collateral continues to deteriorate the future market value of the bond may be impaired.

Other non-interest income decreased $51 thousand for the three months ended June 30, 2003, compared with 2002 and decreased $249 thousand for the six months then ended, compared with the same period a year ago. The decrease was primarily due to an decrease in commercial loan referral fees which amounted to $24 thousand for the three months ended and $73 thousand for the six months ended June 30, 2003, compared to $194 thousand and $491 thousand, respectively for the three and six month periods ended 2002.

Non-Interest Expense

	Three months ended June 30,			Six months ended June 30,
	2003	2002	Percent Change	2003	2002	Percent Change
Compensation and benefits	$1,952	$1,930	1.1%	$3,862	$3,738	3.3%
Occupancy	460	398	15.6	938	806	16.4
Processing and communications	548	561	(2.3)	1,122	1,072	4.7
Furniture and equipment	278	264	5.3	519	549	(5.5)
Professional services	195	158	23.4	447	311	43.7
Deposit insurance	15	39	(61.5)	31	77	(59.7)
Loan servicing costs	166	135	23.0	286	202	41.6
Other expense	587	415	41.4	1,051	797	31.9
Total non-interest expense	$4,201	$3,900	7.7%	8,256	$7,552	9.3%

Compensation and benefits expense increased $22 thousand, or 1.1 percent, for the three months ended June 30, 2003, compared to the same period a year ago, and increased $124 thousand, or 3.3 percent for the six months ended June 30, 2003, compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases effective January 1, 2003, and an increase in the employee base. Total full time equivalent employees amounted to 171 at June 30, 2003, compared to 153 at June 30, 2002.

Occupancy expense increased $62 thousand, or 15.6 percent, for the three months ended June 30, 2003, compared to the same period a year ago, and increased $132 thousand, or 16.4 percent, for the six months ended June 30, 2003, compared to the same period a year ago. The increase for the three and six months ended was due to higher property taxes, depreciation and maintenance expenses.

Processing and communications expense decreased $13 thousand, or 2.3 percent, for the three months ended June 30, 2003, compared to the same period a year ago and increased $50 thousand, or 4.7 percent, for the six months ended June 30, 2003 compared to the same period a year ago. The increase is primarily as a result of higher items processing costs related to the growth in the deposit and loan portfolios and the increase in postage rates.

Furniture and equipment expense increased $14 thousand, or 5.3 percent, for the three months ended June 30, 2003, compared to the same period a year ago and decreased $30 thousand, or 5.5 percent for the six months ended June 30, 2003, compared to the same period a year ago. The increase for the three months ended is primarily related to an increase in maintenance expense. The decline in furniture and equipment for the six months ended is primarily related to lower depreciation expense as a result of assets being fully depreciated.

Professional fees increased $37 thousand, or 23.4 percent, for the three months ended June 30, 2003, compared to the same period a year ago and increased $136 thousand or 43.7 percent for the six months ended June 30, 2003, compared to the same period a year ago.  The increase for the three and six months ended is due to legal fees related to the law-suit initiated by Commerce Bank, N.A. See “Part II-Other Information-Item 1. Legal Proceedings”.

Deposit insurance decreased $37 thousand for the three months ended June 30, 2003, compared to the same period a year ago, and decreased $46 thousand for the six months ended June 30, 2003, compared to the same period a year ago.  The decrease for the three and six months ended is due to a reduced insurance premium assessment.

Loan servicing expense increased $31 thousand, or 23.0 percent for the three months ended June 30, 2003, compared to the same period a year ago, and increased $84 thousand, or 41.6 percent for the six months ended June 30, 2003, compared to the same period a year ago.  The increase in loan servicing expenses for the three and six month periods is primarily related to higher legal costs related to loan collections on the commercial and SBA portfolios.

Other expense increased $172 thousand, or 41.4 percent, for the three months ended June 30, 2003, compared to the same period a year ago, and increased $254 thousand or 31.9 percent, for the six months ended June 30, 2003 compared to the same period a year ago. The increase is the result of higher stationary and supplies expense, taxes on OREO properties, higher advertising expenses a credit for data processing expense that was received in 2002.

Income Tax Expense

For the second quarter of 2003, the provision for income taxes was $703 thousand compared to $514 thousand for the same period a year ago and was $1.4 million for the six months ended June 30, 2003 compared to $961 thousand for the same period a year ago. The current 2003 tax provision represents an effective tax rate of approximately 37 percent as compared 36 percent for the prior year. Management anticipates an effective rate of approximately 37 percent for the remainder of 2003.

Financial Condition at June 30, 2003

Total assets at June 30, 2003 were $448.8 million compared to $410.3 million a year ago and $432.9 million from year-end 2002. The increases in assets were the result of deposit generation used to fund loan growth.

Securities

Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 91 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of June 30, 2003, $1.0 million of securities were required to be pledged for governmental deposits.

Securities available for sale were $58.7 million at June 30, 2003, an increase of $3.2 million from year-end 2002. During the first six months of 2003, $42.3 million of securities available for sale were purchased, partially offset by $23.2 million of maturities and paydowns and $16.1 million in securities sales. The yield on securities available for sale was 4.03 percent for the six months ended June 30, 2003, compared to 5.55 percent a year ago, reflecting declines in market rates of interest. Included in securities available for sale at June 30, 2003 is a $300 thousand reserve for an asset-backed security.  Although the Company continues to receive all contractual payments and the bond is rated A- by Moodys, the default rates on the underlying collateral is higher than anticipated, which may cause a future default on the bond’s cash flows.

Securities held to maturity were $21.1 million at June 30, 2003, a decrease of $5.1 million, or 19.6 percent, from year-end 2002. During the first six months of 2003, $2.2 million of held to maturity securities were purchased and primarily funded by $7.3 million of maturities and paydowns. The yield on securities held to maturity was 4.84 percent for the six months ended June 30, 2003 compared to 6.35 for the same period a year ago, reflecting the maturity of higher yielding investments and the declines in market rates of interest. As of June 30, 2003 and December 31, 2002, the market value of held to maturity securities was $21.7 million and $26.1 million, respectively.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $13.4 million, or 4.3 percent to $325.2 million at June 30, 2003, from year-end 2002.

SBA loans provide guarantees of up to 75 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $51.3 million at June 30, 2003, an increase of $1.5 million from year-end 2002. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $12.2 million at June 30, 2003, a decrease of $2.2 million from year-end 2002. The SBA held for sale portfolio decreased due to increased loan sales in 2003. The yield on SBA loans which are generally floating and tied to prime was 6.13 percent for the six months ended June 30, 2003 compared to 6.56 percent for the same period a year ago.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $182.1 million at June 30, 2003, an increase of $18.3 million, or 11.2 percent, from year-end 2002. The yield on these commercial loans was 7.35 percent for the six months ended June 30, 2003 compared to 7.37 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $47.2 million at June 30, 2003, a decrease of $9.1 million from year-end 2002. The decrease in residential mortgages was a result of pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 6.22 percent for the six months ended June 30, 2003 compared to 5.93 percent for the same period a year ago. The increase in rate is attributed to the payoff of lower rate adjustable rate mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $32.4 million at June 30, 2003, an increase of $4.9 million from year-end December 2002. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 5.13 percent for the six months ended June 30, 2003, compared to 5.95 percent for the same period a year ago.

The decline in yield throughout the loan portfolio reflects the declining interest rate environment.

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

Loans past due 90 days and still accruing interest, are not included in non-performing loans. The Company had  $759 thousand of loans 90 days past due and still accruing at June 30, 2003, compared to $366 thousand at December 31, 2002. These loans generally consist of loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at June 30, 2003 and 2002, and December 31, 2002:

Non-performing loans (In thousands)	June 30, 2003	Dec. 31, 2002	June 30, 2002

Non-performing loans
SBA	$2,700	$2,882	$2,388
Commercial	319	—	1,239
Residential mortgage	98	461	74
Consumer	193	214	248
Total non-performing loans	3,310	3,557	3,949
OREO	238	196	153
Total Non-Performing Assets	$3,548	$3,753	4,102

Past Due 90 days or more and still accruing interest
SBA	749	—	—
Commercial	3	365	—
Residential mortgage	—	—	—
Consumer	7	1	—
Total accruing loans 90 days or more past due	759	$366	—

Non-Performing assets to total assets	0.79%	0.87%	1.00%
Non-Performing assets to loans and OREO	1.09%	1.20%	1.38%
Allowance for loans losses as a percentage of non-performing loans	140.45%	115.10%	90.23%
Allowance for loan losses to total loans	1.43%	1.31%	1.20%

Non-performing assets amounted to $3.5 million at June 30, 2003, a decrease of $247 thousand from year-end 2002.  Loans past due 90 days or more and still accruing interest at June 30, 2003 amounted to $759 million compared to $366 thousand at December 31, 2002. Loans past due 90 days or more generally consist of loans where customers continue to make the monthly payments, however, the loans have matured and are pending renewal. Included in non-performing assets at June 30, 2003 are $1.4 million of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $2.0 million at June 30, 2003 and $366 thousand at December 31, 2002.  The increase in potential problem loans is primarily related to a $1.1 million hotel loan where the borrower is experiencing cash flow problems. Although he loan is well collaterialized it is possible that in future periods the loan could be classified as non-performing.

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

The allowance for loan losses totaled $4.6 million, $4.1 million, and $3.6 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively with resulting allowance to total loan ratios of 1.43 percent, 1.31 percent and 1.20 percent respectively. Net charge offs amounted to $133 thousand for the three months ended June 30, 2003, compared to $592 thousand for the same period a year ago and amounted to $295 thousand for the six months ended June 30, 2003, compared to $1.2 million for the same period a year ago.

The following is a reconciliation summary of the allowance for loan losses for the three and six months ended June 30, 2003 and 2002:

Allowance for Loan Loss Activity	Three months ended June 30,		Six Months ended June 30,
(In thousands)	2003	2002	2003	2002
Balance, beginning of period	4,382	3,180	4,094	3,165
Provision charged to expense	400	975	850	1,575

Charge-offs:
SBA	129	22	189	22
Commercial	30	574	174	1,118
Residential mortgage	—	13	—	13
Consumer	8	34	39	104
Total Charge-offs	167	643	402	1,257
Recoveries:
SBA	28	2	32	29
Commercial	—	35	50	35
Residential mortgage	—	—	—	—
Consumer	6	14	25	16
Total recoveries	34	51	107	80
Total net charge-offs	133	592	295	1,177
Balance, end of period	4,649	3,563	4,649	3,563
Selected loan quality ratios:
Net charge offs to average loans	0.17%	0.80%	0.18%	0.83%
Allowance for loan losses to total loans at period end	1.43%	1.20%	1.43%	1.20%
Allowance for loan losses to non-performing loans	140.45%	90.23%	140.45%	90.23%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first six months of 2003 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $14.5 million to $397.1 million at June 30, 2003 from $382.6 million at December 31, 2002. The increase in deposits was primarily the result of a $15.0 million increase in demand deposits and $8.2 million increase in interest bearing checking and savings, partially offset by a decline in time deposits. The decline in time deposits is the result of the disintermediation into the Company’s higher yielding checking product “Opportunity Checking.” Included in deposits at June 30, 2003 are $21.7 million of Government deposits, as compared to $27.8 million at December 31, 2002.  These deposits are very sensitive to price competition.

Other Debt

Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $2.7 million of lease obligations, amounted to $12.7 million at June 30, 2003, a decline of $51 thousand from year-end 2002. The 4.92% borrowings from the FHLB mature in 2010 and are callable at any time.

Trust Preferred Securities

On September 2002, Unity (NJ) Statutory Trust I a statutory business trust and wholly-owned subsidiary of Unity Bancorp Inc., issued $9.0 million of floating rate capital trust pass through securities to investors due on September 26, 2032. The capital securities have preference over the common securities with respect to liquidation and other distributions and qualify as Tier I capital. The Subordinate Debentures are redeemable in whole or part, prior to maturity but after September 26, 2007. The floating interest rate on the Subordinate Debentures is three-month LIBOR plus 3.40% and re-prices quarterly. The rate at June 30, 2003 was 4.40%. The additional capital raised with respect to the issuance of the floating rate capital pass through securities was used to bolster the Company’s capital and for general corporate purposes, including, capital contributions to Unity Bank.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2003, is a decline of 0.93 percent in a rising rate environment and a decrease of 0.56 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2002 the economic value of equity with rate shocks of 200 basis points was a decline of 1.05 percent in a rising rate environment and a decrease of 1.07 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $33.9 million at June 30, 2003, an increase of $3.7 million from December 31, 2002. Net cash provided by operating activities for the six months ended June 30, 2003, amounted to $3.4 million, primarily from proceeds from the sales of loans held for sale, net income from operations partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $14.1 million for the six months ended June 30, 2003, primarily from the funding of and purchases in the loan portfolio. Net cash provided by financing activities, amounted to $14.5 million for the six months ended June 30, 2003, attributable to deposit growth.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At June 30, 2003, the Parent Company had $1.3 million in cash compared to $5.8 million at December 31, 2002. The decrease in cash at the parent company was due to the capitalization of Unity Bank. Expenses at the Parent Company are minimal and the management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At June 30, 2003, $6.0 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of June 30, 2003 amounted to approximately $59.1 million. An additional source of liquidity is Federal Funds sold, which were $19.0 million at June 30, 2003.

As of June 30, 2003, deposits included $21.7 million of Government deposits, as compared to $27.3 million at December 31, 2002.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $21.0 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At June 30, 2003, the Bank had approximately $99.9 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $26.6 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

						To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital
	Actual		Adequacy Purposes
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2003
Leverage Ratio	37,438	8.61%	≥	17,391	4.00%	≥	21,739	5.00%
Tier I risk-based ratio	37,438	10.88%	≥	13,761	4.00%	≥	20,642	6.00%
Total risk-based ratio	41,738	12.13%	≥	27,522	8.00%	≥	34,403	10.00%
As of December 31, 2002
Leverage Ratio	35,688	8.38%	≥	17,038	4.00%	≥	21,298	5.00%
Tier I risk-based ratio	35,688	11.05%	≥	12,919	4.00%	≥	19,379	6.00%
Total risk-based ratio	39,789	12.32%	≥	25,839	8.00%	≥	32,299	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

						To Be Well Capitalized Under Prompt Corrective Action Provisions
			For Capital
	Actual		Adequacy Purposes
(In thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of June 30, 2003
Leverage Ratio	30,012	6.88%	≥	17,439	4.00%	≥	21,324	5.00%
Tier I risk-based ratio	30,012	8.72%	≥	13,760	4.00%	≥	19,989	6.00%
Total risk-based ratio	40,312	11.72%	≥	27,520	8.00%	≥	33,315	10.00%
As of December 31, 2002
Leverage Ratio	29,509	6.96%	≥	16,956	4.00%	≥	21,195	5.00%
Tier I risk-based ratio	29,509	9.16%	≥	21,893	4.00%	≥	19,339	6.00%
Total risk-based ratio	33,541	10.41%	≥	25,786	8.00%	≥	32,232	10.00%

Shareholders’ Equity

Shareholders’ equity increased $2.1 million, or 7.9 percent, to $29.2 million at June 30, 2003 compared to $27.1 million at December 31, 2002.  This increase was the result of the $2.4 million in net income partially offset by $235 thousand decrease in accumulated other comprehensive income. On January 27, 2003 the Company announced a 5% stock dividend payable on March 12, 2003, and, accordingly, all share amounts have been restated to include the effect of the dividend.

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

ITEM 4.            Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities – None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8K

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed the following Reports on Form 8-K.

The Current Report on Form 8-K dated April 21, 2003, under “Item 9. Regulation FD Disclosure” incorporating the April 21, 2003 press release announcing the Company’s earnings for the first quarter of 2003.

The Current Report on Form 8-K dated April 21, 2003 under “Item 9 Regulation FD Disclosure” incorporating the April 21, 2003 message of the Company’s President.

The Current Report on Form 8-K dated June 20, 2003 under “Item 9 Regulation FD Disclosure” incorporating the Company’s June 19, 2003 press release advising that James A. Hughes, Unity Bank’s Chief Financial Officer made a Unity Bank presentation at the June 17, 2003 Northeast Super-Community Bank Conference held in Boston, Massachusetts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

Dated: August 14, 2003	By:	/s/ JAMES A. HUGHES
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

31.1	Certification of Anthony Feraro Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of.

31.2	Certification of James A. Hughes Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anthony Feraro and James A. Hughes Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350