Form 10-Q
period 2003-09-30
UNITY BANCORP INC /DE/
filed 2003-11-19
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2003: common stock, no par value:  5,407,017 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Balance Sheets

(in thousands)	(unaudited) 09/30/03	12/31/02	(unaudited) 09/30/02
Assets
Cash and due from banks	$13,478	$12,237	$14,686
Federal funds sold and money market investments	22,472	18,000	20,000
Securities:
Available for sale	68,390	55,570	51,230
Held to maturity (fair value of 16,020 at 9/30/03, 26,856 at 12/31/03, and 26,009, at 9/30/02)	15,633	26,184	25,218
Total securities	84,023	81,754	76,448
Loans:
SBA held for sale	10,626	14,396	14,124
SBA held to maturity	47,907	49,784	43,989
Commercial	176,567	163,813	154,321
Residential mortgage	51,994	56,297	64,189
Consumer	34,535	27,504	26,955
Total loans	321,629	311,794	303,578
Less: Allowance for loan losses	4,960	4,094	3,786
Net loans	316,669	307,700	299,792
Premises and equipment, net	7,280	8,669	8,772
Accrued interest receivable	2,199	2,579	2,368
Other assets	4,388	1,935	1,924
Total assets	$450,509	$432,874	$423,990
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing	$87,797	$75,567	$71,496
Interest bearing checking	182,018	176,640	165,017
Savings deposits	38,037	34,663	36,545
Time deposits, under $100,000	66,660	75,883	76,887
Time depostis, $100,000 and over	24,939	19,832	24,149
Total deposits	399,451	382,585	374,094
Other debt	11,512	12,768	12,787
Trust preferred securities	9,000	9,000	9,000
Accrued interest payable	190	280	294
Accrued expense and other liabilities	792	1,135	1,145
Total liabilities	$420,945	$405,768	$397,320
Commitments and contingencies	—	—	—
Shareholders’ equity
Preferred stock, class A, 10%, 104 shares authorized 6 thousand issued and outstanding	—	—	285
Common stock, no par value, 12,500 shares authorized	31,852	31,827	32,159
Retained deficit	(1,497)	(5,006)	(6,015)
Accumulated other comprehensive (loss) income	(791)	285	241
Total Shareholders’ Equity	29,564	$27,106	26,670
Total Liabilities and Shareholders’ Equity	$450,509	$432,874	$423,990

Issued and outstanding common shares	5,399	5,393	5,349

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Interest income:
Fed funds sold and interest on deposits	$49	$69	$106	$130
Securities:
Available for sale	517	564	1,621	2,084
Held to maturity	226	362	815	1,083
Total securities	743	926	2,436	3,167
Loans:
SBA loans	1,089	922	3,120	2,706
Commercial loans	3,080	2,862	9,362	7,761
Residential mortgage loans	741	1,054	2,381	3,166
Consumer loans	437	394	1,214	1,172
Total loan interest income	5,347	5,232	16,077	14,805
Total interest income	6,139	6,227	18,619	18,102
Interest expense:
Interest bearing demand deposits	607	760	2,078	2,007
Savings deposits	108	199	316	554
Time deposits	662	986	2,073	3,293
Other debt and trust preferred securities	296	200	904	593
Total interest expense	1,673	2,145	5,371	6,447
Net interest income	4,466	4,082	13,248	11,655
Provision for loan losses	375	375	1,225	1,950
Net interest income after provision for loan losses	4,091	3,707	12,023	9,705
Non-interest Income:
Deposit service charges	436	407	1,529	1,116
Loan and servicing fees	574	363	1,479	1,082
Net gains on SBA loan sales	831	729	2,337	2,614
Net security (losses) gains	(25)	—	103	228
Other income	309	123	772	835
Total non-interest income	2,125	1,622	6,220	5,875
Non-interest expense:
Compensation and benefits	2,135	1,867	5,997	5,605
Processing and communications	516	564	1,638	1,636
Occupancy	436	422	1,374	1,228
Furniture and equipment	257	271	776	820
Professional fees	217	204	664	515
Loan servicing costs	225	104	511	306
Advertising	162	102	437	344
Deposit insurance	16	42	47	119
Other expenses	203	254	979	809
Total non-interest expense	4,167	3,830	12,423	11,382
Net income before provision for income taxes	2,049	1,499	5,820	4,198
Provision for income taxes	747	537	2,151	1,498
Net income	$1,302	$962	$3,669	$2,700
Preferred stock dividends	—	8	—	23
Net income to common shareholders	$1,302	$954	$3,669	$2,677
Net income per common share - Basic	$0.24	$0.17	$0.68	$0.49
Net income per common share - Diluted	0.23	0.16	0.65	0.46
Weighted average shares outstanding – Basic	5,398	5,652	5,395	5,507
Weighted average shares outstanding – Diluted	5,661	5,946	5,647	5,868

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2003 and 2002

(unaudited)

(In thousands)	Preferred Stock	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2001	$285	$33,248	$(8,692)	$(5)	$24,836
Comprehensive income:
Net Income	—	—	2,700	—	2,700
Unrealized holding gain on securities arising during the period, net of tax $116	—	—	—	246	246
Total comprehensive income	—	—	—	—	2,946
Preferred stock dividends	—	—	(23)	—	(23)
Warrant exercises (332 shares)	—	1,356	—	—	1,356
Benefit plans (18 shares)	—	102	—	—	102
Repurchase and retirement of Common stock (369 shares)		(2,547)			(2,547)
Balance, September 30, 2002	$285	$32,159	$(6,015)	$241	$26,670

Balance, December 31, 2002	$—	$31,827	$(5,006)	$285	$27,106
Comprehensive income:
Net Income	—	—	3,669	—	3,669
Net unrealized holding loss on securities arising during the period, net of tax $721	—	—	—	(1,076)	(1,076)
Total comprehensive income					2,593
Cash dividend declared on common stock			(160)		(160)
Employee stock option plans (6 shares)	—	25	—	—	25
Balance, September 30, 2003	$—	$31,852	$(1,497)	$(791)	$29,564

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
(In thousands)	2003	2002
Operating activities:
Net income	$3,669	$2,700
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,225	1,950
Depreciation and amortization	687	872
Net gain on sale of securities	(403)	(228)
Write-down on AFS security	300	—
Gain on sale of SBA loans held for sale	(2,337)	(2,614)
Origination of SBA loans held for sale	(22,670)	(29,798)
Proceeds from the sale of SBA loans	28,777	36,007
Net change in other assets and other liabilities	(2,412)	(901)
Net cash provided by operating activities	6,836	7,988
Investing activities:
Purchases of securities held to maturity	(2,216)	(10,502)
Purchases of securities available for sale	(64,473)	(28,072)
Maturities and principal payments on securities held to maturity	12,767	6,207
Maturities and principal payments on securities available for sale	35,693	24,634
Proceeds from sale of securities available for sale	16,063	12,605
Purchase of loans	(3,835)	(10,373)
Net increase in loans	(10,417)	(25,682)
Purchases of premises and equipment	(340)	(913)
Net cash used in investing activities	(16,758)	(32,096)
Financing activities:
Increase in deposits	16,866	34,140
Decrease in borrowings	(1,256)	(66)
Proceeds from the issuance of common stock	25	1,458
Issuance of Trust preferred securities	—	9,000
Purchase of common stock	—	(2,547)
Dividends on preferred stock	—	(23)
Net cash provided by financing activities	15,635	41,962
Increase in cash and cash equivalents	5,713	17,854
Cash and cash equivalents at beginning of year	30,237	16,832
Cash and cash equivalents at end of period	$35,950	$34,686
Supplemental disclosures:
Cash:
Interest paid	$5,461	$6,519
Income taxes paid	3,413	1,709
Non-cash investing activities:
Transfer of loans to Other Real Estate Owned	409	53

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2003

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

Estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of their underlying common stock on the date of grant. The following is the expanded disclosure of SFAS 148, for the three and nine months ended September 30, 2003 and 2002.

The SEC's rules and regulations require that the Company's independent auditor complete a review of the interim financial statements prior to the filing of its Form 10-Q.  The Company has commenced an inquiry concerning certain expense reimbursement requests made by its President.  The President has taken a voluntary leave of absence pending completion of the inquiry.  The Company has appointed David D. Dallas as interim Chief Executive Officer.  Due to the ongoing inquiry into this matter, the Company's independent auditor is not able to complete its review of the interim financial statements for the three and nine-month periods ended September 30, 2003 and therefore this Form 10-Q is filed with the Commission without such review.  The Company anticipates amending its September 30, 2003 Form 10-Q when the inquiry is finalized and the independent auditors' review is complete.

SFAS 148 Proforma Restatement

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income to common shareholders as reported:
As reported	$1,302	$954	$3,669	$2,677
Pro forma	1,254	877	3,525	2,446
Income per share:
Basic as reported	$0.24	$0.17	$0.68	$0.49
Basic Pro forma	0.23	0.16	0.65	0.46
Diluted as reported	$0.23	$0.16	$0.65	$0.46
Diluted Pro forma	0.22	0.15	0.62	0.42

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

	Three Months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net Income to common shareholders	$1,302	$954	$3,669	$2,677
Basic weighted-average common shares outstanding	5,398	5,652	5,395	5,507
Plus: Common stock equivalents	263	294	252	361
Diluted weighted –average common shares outstanding	5,661	5,946	5,647	5,868
Net Income per Common share:
Basic	$0.24	$0.17	$0.68	$0.49
Diluted	0.23	0.16	0.65	0.46

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

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  This statement is effective for contracts entered into or modified after September 30, 2003.  The adoption of this Statement is not expected to have a significant effect on the Company’s consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003.  FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003.  FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period.  FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  FIN 46 provides guidance on the identification of entities controlled through means other than voting rights.  FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity.  A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. In its current form, FIN 46 may require the Company to de-consolidate its investment in Unity (NJ) Statutory Trust I in future financial statements.  The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Unity (NJ) Statutory Trust I, appears to be an unintended consequence of FIN 46.  In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.  As of September 30, 2003, assuming the Company was not allowed to include the $9.0 million in trust preferred securities issued by Unity (NJ) Statutory Trust I in Tier 1 capital, the Company would remain “adequately capitalized.” On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003.

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

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2003			September 30, 2002
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits with banks and money market investments	$17,241	$49	1.13%	$17,003	$69	1.61%
Securities:
Available for sale	67,120	541	3.22	50,131	564	4.50
Held to maturity	16,461	226	5.49	23,570	362	6.14
Total securities	83,581	767	3.67	73,701	926	5.03
Loans, net of unearned discount:
SBA loans	64,364	1,089	6.77	57,908	922	6.37
Commercial	177,538	3,080	6.88	151,342	2,862	7.50
Residential Mortgages	51,545	741	5.75	67,319	1,054	6.26
Consumer	35,136	437	4.93	26,644	394	5.87
Total loans	328,583	5,347	6.47	303,213	5,232	6.87
Total interest-earning assets	429,405	6,163	5.71	393,917	6,227	6.30
Noninterest-earning assets:
Cash and due from banks	17,102			12,408
Allowance for loan losses	(4,999)			(3,805)
Other assets	13,120			12,166
Total noninterest-earning assets	25,223			20,769
Total Assets	$454,628			$414,686

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$185,316	607	1.30	$163,065	760	1.85
Savings deposits	39,827	108	1.08	35,894	199	2.20
Time deposits	91,444	662	2.87	106,054	986	3.69
Total interest-bearing deposits	316,587	1,377	1.73	305,013	1,945	2.53
Other borrowed funds	21,457	296	5.47	13,315	200	5.63
Total interest-bearing liabilities	338,044	1,673	1.96	318,328	2,145	2.67
Noninterest-bearing liabilities:
Demand deposits	86,895			65,866
Other liabilities	505			2,233
Total noninterest-bearing liabilities	87,400			68,099
Shareholders’ equity	29,184			28,259
Total Liabilities and Shareholders’ Equity	$454,628			$414,686

Net interest spread		4,490	3.75%		4,082	3.63%
Tax-equivalent basis adjustment		(24)			—
Net interest income		$4,466			$4,082
Net interest margin			4.18%			4.15%

	Nine months ended
	September 30, 2003			September 30, 2002
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits with banks and money market investments	$11,573	$106	1.22%	$10,877	$130	1.60%
Securities:
Available for sale	59,178	1,653	3.72	53,210	2,084	5.22
Held to maturity	21,679	815	5.01	22,994	1,083	6.28
Total securities	80,857	2,468	4.07	76,204	3,167	5.54
Loans, net of unearned discount:
SBA loans	66,304	3,120	6.27	55,565	2,706	6.49
Commercial	174,056	9,362	7.19	139,868	7,761	7.42
Residential Mortgages	52,358	2,381	6.06	69,898	3,166	6.04
Consumer	31,313	1,214	5.18	26,473	1,172	5.92
Total loans	324,031	16,077	6.62	291,804	14,805	6.78
Total interest-earning assets	416,461	18,651	5.97	378,885	18,102	6.38
Noninterest-earning assets:
Cash and due from banks	15,705			13,051
Allowance for loan losses	(4,645)			(3,557)
Other assets	13,462			12,117
Total noninterest-earning assets	24,522			21,611
Total Assets	$440,983			$400,496

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$182,877	2,078	1.52	$144,160	2,007	1.86
Savings deposits	36,870	316	1.15	33,494	554	2.21
Time deposits	91,633	2,073	3.02	116,996	3,293	3.76
Total interest-bearing deposits	311,380	4,467	1.92	294,650	5,854	2.66
Other borrowed funds	21,754	904	5.56	13,591	593	5.83
Total interest-bearing liabilities	333,134	5,371	2.16	308,241	6,447	2.80
Noninterest-bearing liabilities:
Demand deposits	78,703			63,651
Other liabilities	897			1,899
Total noninterest-bearing liabilities	79,600			65,550
Shareholders’ equity	28,249			26,705
Total Liabilities and Shareholders’ Equity	$440,983			$400,496

Net interest spread		13,280	3.81%		11,655	3.58%
Tax-equivalent basis adjustment		(32)			—
Net interest income		$13,248			$11,655
Net interest margin			4.25%			4.10%

Results of Operations for the three and nine months end September 30, 2003

Net Income

Net income for the three months ended September 30, 2003, was $1.3 million, or $0.24 per basic and $0.23 per diluted common share, compared to a net income of $954 thousand, or $0.17 per basic and $0.16 per diluted common share for the same period in 2002. Net income for the nine months ended September 30, 2003, was $3.7 million, or $0.68 per basic and $0.65 per diluted common share, compared to a net income of $2.7 million, or $0.49 per basic and $0.46 per diluted common share for the same period in 2002. The improved operating results for the three and nine months ended September 30, 2003 was primarily the result of increases in net interest income, non-interest income and continued expense controls. The following are key performance indicators for the three and nine months ended September 30, 2003, and 2002.

	Three Months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002
Net Income	$1,302	$962	$3,669	$2,700
Preferred stock dividends	—	8	—	23
Net Income to common stockholders	1,302	954	3,669	2,677
Net Income per common share-basic	0.24	0.17	0.68	0.49
Net Income per common share-diluted	0.23	0.16	0.65	0.46
Performance Ratios:
Return on average assets	1.14%	0.92%	1.11%	0.90%
Return on average common equity	17.70	13.53	17.37	13.55
Efficiency ratio	62.98	67.15	64.15	65.78

*The efficiency ratio is calculated by taking total non-interest expenses, divided by total interest income plus total non-interest income less securities gains.

Net Interest Income

Interest income (on a tax-equivalent basis) was $6.2 million for the three months ended September 30, 2003, flat from a year ago.  Interest-earning assets averaged $429.4 million, an increase of $35.5 million, or 9.0 percent, compared to the same period in 2002. The increases in average earning assets occurred primarily due to a $25.4 million increase in the loan portfolio and a $9.9 million increase in the securities portfolio. The rate earned on interest-earning assets decreased 59 basis points to 5.71 percent for the three months ended September 30, 2003, compared to the same period a year ago, due to a lower rate environment. Of the $64 thousand decrease in interest income, $583 thousand is attributable to a reduction in yield, partially offset by an increase of $519 thousand due to the increase in average interest earning assets.

Interest expense was $1.7 million for the three months ended September 30, 2003, a decrease of $472 thousand or 28.2 percent, compared to $2.1 million for the same period a year ago. Interest-bearing liabilities averaged $338.0 million for the three months ended September 30, 2003, an increase of $19.7 million, or 6.2 percent, compared to $318.3 million for the same period in 2002. The increases in average interest bearing liabilities was the result of an increase in interest-bearing deposits and other borrowed funds utilized to fund loan growth and security purchases. The rate paid on interest bearing liabilities for the three months ended September 30, 2003 decreased 71 basis points to 1.96 percent from the same period in 2002.

Total interest-bearing deposits were $316.6 million on average, an increase of $11.6 million or 3.8 percent compared to $305.0 million for the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in interest-bearing demand deposits and savings deposits, partially offset by the reduction of time deposits. The rate paid on interest bearing deposits was 1.73 percent for the three months ended September 30, 2003, a decrease of 80 basis points from the same period a year ago.

Net interest income was $4.5 million for the three months ended September 30, 2003, an increase of $384 thousand, or 9.4 percent, compared to $4.1 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread earned on a larger portfolio of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.75 percent for the three months ended September 30, 2003 compared to 3.63 percent for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.18 percent for the three months ended September 30, 2003 compared to 4.15 percent for the same period a year ago.

Interest income (on a tax-equivalent basis) was $18.7 million for the nine months ended September 30, 2003, an increase of $549 thousand or 3.0 percent, compared to $18.1 million a year ago.  Interest-earning assets averaged $416.5 million, an increase of $37.6 million, or 9.9 percent, compared to the prior year period. The increases in average earning assets occurred due to a $32.2 million increase in the loan portfolio, and a $4.7 million increase in the securities portfolio. The rate earned on interest-earning assets decreased 41 basis points to 5.97 percent for the nine months ended September 30, 2003, compared to the same period a year ago, due to a lower rate environment and partially offset by an increase in interest earning assets. Of the $549 thousand increase in interest income, $1.9 million is attributable to an increase in interest earning assets, partially offset by a decline of $1.4 thousand due to the reduction in yield.

Interest expense was $5.4 million for the nine months ended September 30, 2003, a decrease of $1.1 million or 16.7 percent, compared to $6.4 million for the same period a year ago. Interest-bearing liabilities averaged $333.1 million for the nine months ended September 30, 2003, an increase of $24.9 million, or 8.1 percent, compared to $308.2 million for the prior year period. The increases in average interest bearing liabilities was the result of an increase in interest-bearing deposits and other borrowed funds utilized to fund loan growth. The rate paid on interest bearing liabilities decreased 64 basis points from the same period in 2002 to 2.16 percent.

Total interest-bearing deposits for the nine months ended September 30, 2003 were $311.4 million on average, an increase of $16.7 million or 5.7 percent compared to $294.7 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in interest-bearing demand deposits, partially offset by the reduction of time deposits. The rate paid on interest bearing deposits was 1.92 percent for the nine months ended September 30, 2003, a decrease of 74 basis points from the same period a year ago.

Net interest income was $13.2 million for the nine months ended September 30, 2003, an increase of $1.6 million, or 13.7 percent, compared to $11.7 million from the same period a year ago. The rise in net interest income was due to the increase in net interest spread earned on a larger portfolio of net earning assets. The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.81 percent for the nine months ended September 30, 2003 compared to 3.58 percent for the same period a year ago. Net interest margin (net interest income as a percentage of average interest earning assets) was 4.25 percent for the nine months ended September 30, 2003 compared to 4.10 percent for the same period a year ago.

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended September 30, 2003 versus September 30, 2002			Nine months ended September 30, 2003 versus September 30, 2002
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	107	60	167	509	(95)	414
Commercial	468	(250)	218	1,848	(247)	1,601
Residential mortgage	(232)	(81)	(313)	(795)	10	(785)
Consumer	113	(70)	43	199	(157)	42
Total Loans	456	(341)	115	1,761	(489)	1,272

Available for sale securities	162	(185)	(23)	215	(646)	(431)
Held to maturity securities	(100)	(36)	(136)	(59)	(209)	(268)
Federal funds sold and interest bearing deposits	1	(21)	(20)	8	(32)	(24)
Total Interest Earning assets	519	(583)	(64)	1,925	(1,376)	549

Interest Expense
Interest bearing checking	94	(247)	(153)	479	(408)	71
Savings deposits	21	(112)	(91)	51	(289)	(238)
Time deposits	(124)	(200)	(324)	(639)	(581)	(1,220)
Total Interest Bearing Deposits	(9)	(559)	(568)	(109)	(1,278)	(1,387)
Borrowings	113	(17)	96	340	(29)	311
Total interest-bearing liabilities	104	(576)	(472)	231	(1,307)	(1,076)
Net interest income	415	(7)	408	1,694	(69)	1,625
Tax equivalent adjustment			(24)			(32)
Increase in net interest income			384			1,593

Provision for Loan Losses

The provision for loan losses was $375 thousand for the three months ended September 30, 2003 flat from September 30, 2002 and $1.2 million for the nine months ended September 30, 2003, a decrease of $725 thousand, from the comparable period in 2002. The decrease from a year ago was primarily attributable to lower levels of net charge offs during the first nine months of 2003 “See Financial Condition-Asset Quality.”  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2003	2002	Percent Change	2003	2002	Percent Change
Deposit service charges	$436	$407	7.1%	$1,529	$1,116	37.0%
Loan and servicing fees	574	363	58.1	1,479	1,082	36.7
Net gains on SBA loan sales	831	729	14.0	2,337	2,614	(10.6)
Net security gains	(25)	—	(100.0)	403	228	76.8
Write-down on security	—	—	—	(300)	—	(100.0)
Other income	309	123	151.2	772	835	(7.5)
Total non-interest income	$2,125	$1,622	31.0%	6,220	$5,875	5.9%

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $2.1 million for the three months ended September 30, 2003, an increase of $503 thousand compared with 2002, and was $6.2 million for the nine months ended September 30, 2003, an increase of $345 thousand, compared to the same period a year ago.

Deposit service charges increased $29 thousand, or 7.1 percent, for the three months ended September 30, 2003, compared to the same period a year ago, and increased $413 thousand, or 37.0 percent, for the nine months ended September 30, 2003, compared with the same period a year ago. Deposit service charges increased for the three and nine months as a result of higher fees and the growth in the deposit base.

Loan and servicing fees increased $211 thousand, or 58.1 percent, for the three months ended September 30, 2003, compared to the same period a year ago, and increased $397 thousand, or 36.7 percent, for the nine months ended September 30, 2003, compared to the same period a year ago. The growth in loan and servicing fees for the three and nine months ended is attributed to the growth of the serviced SBA loan portfolio, which amounted to $137.2 million at September 30, 2003, compared to $122.9 million at September 30, 2002 and loan prepayment penalties.

Net gains on loan sales includes participation in the SBA’s guaranteed loan program. Under the program, the SBA guarantees up to 75 percent of the principal of a qualifying loan.  The guaranteed portion of the loan is then sold into the secondary market. SBA loan sales, all without recourse, totaled $9.6 million in the three months ended, and $26.4 million for the nine months ended September 30, 2003, compared to $9.4 million and $33.4 million, respectively, for the three and nine month periods ended September 30, 2002. Gains on SBA loan sales were $831 thousand for the three months ended, and $2.3 million for the nine months ended September 30, 2003 compared to $729 thousand and $2.6 million, respectively, for the same periods a year ago. The decrease in gains on the sale of SBA loans for the nine months ended September 30, 2003, is a result of lower volume of SBA loans sold partially offset by higher premiums received on sales.

Net security gains decreased $25 thousand, for the three months ended September 30, 2003, compared to the same period a year ago, and decreased $125 thousand, or 54.8 percent, for the nine months ended September 30, 2003, compared to the same period a year ago. Security gains for the nine months ended September 30, 2003, include a $300 thousand write-down on a $1.0 million asset-backed AFS security.  Although the Company continues to receive all contractual payments, and the bond is rated A- by Moodys, the default rates on the underlying collateral is higher than anticipated. If the underlying collateral continues to deteriorate the future market value of the bond may be impaired.

Other non-interest income increased $186 thousand for the three months ended September 30, 2003, compared with 2002 and decreased $63 thousand for the nine months then ended, compared with the same period a year ago. The increase for the three months ended September 30, 2003 was related to increased referral fee income on commercial loans and title insurance income. The decrease for the nine months ended September 30, 2003 was primarily due to an decrease in commercial loan referral fees which amounted to $144 thousand for the nine months ended September 30, 2003, compared to $501 thousand nine month period ended 2002.

Non-Interest Expense

	Three months ended September 30,			Nine months ended September 30,
	2003	2002	Percent Change	2003	2002	Percent Change
Compensation and benefits	$2,135	$1,867	14.4%	$5,997	$5,605	7.0%
Processing and communications	516	564	(8.5)	1,638	1,636	0.1
Occupancy	436	422	3.3	1,374	1,228	11.9
Furniture and equipment	257	271	(5.2)	776	820	(5.4)
Professional services	217	204	6.4	664	515	28.9
Loan servicing costs	225	104	116.3	511	306	67.0
Advertising	162	102	58.8	437	344	27.0
Deposit insurance	16	42	(61.9)	47	119	(60.5)
Other expense	203	254	(20.1)	979	809	21.0
Total non-interest expense	$4,167	$3,830	8.8%	12,423	$11,382	9.1%

Compensation and benefits expense increased $268 thousand, or 14.4 percent, for the three months ended September 30, 2003, compared to the same period a year ago, and increased $392 thousand, or 7.0 percent for the nine months ended September 30, 2003, compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases effective January 1, 2003, and an increase in the employee base. Total full time equivalent employees amounted to 168 at September 30, 2003, compared to 149 at September 30, 2002.

Processing and communications expense decreased $48 thousand, or 8.5 percent, for the three months ended September 30, 2003, compared to the same period a year ago and was flat for the nine months ended September 30, 2003 compared to the same period a year ago. The decrease for the three months ended was primarily related to lower costs related to payroll processing and lower fees related to ordering coin and currency.

Occupancy expense increased $14 thousand, or 3.3 percent, for the three months ended September 30, 2003, compared to the same period a year ago, and increased $146 thousand, or 11.9 percent, for the nine months ended September 30, 2003, compared to the same period a year ago. The increase for the three and nine months ended was due to a new branch opening, higher property taxes, depreciation and maintenance expenses.

Furniture and equipment expense decreased $14 thousand, or 5.2 percent, for the three months ended September 30, 2003, compared to the same period a year ago and decreased $44 thousand, or 5.4 percent for the nine months ended September 30, 2003, compared to the same period a year ago. The decline in furniture and equipment expense for the three and nine months ended was primarily related to lower depreciation expense as a result of assets being fully depreciated.

Professional fees increased $13 thousand, or 6.4 percent, for the three months ended September 30, 2003, compared to the same period a year ago and increased $149 thousand or 28.9 percent for the nine months ended September 30, 2003, compared to the same period a year ago.  The increase in professional fees for the nine months ended is due to legal fees related to the law-suit initiated by Commerce Bank, N.A. See “Part II-Other Information-Item 1. Legal Proceedings”.

Loan servicing expense increased $121 thousand, or 116.3 percent for the three months ended September 30, 2003, compared to the same period a year ago, and increased $205 thousand, or 67.0 percent for the nine months ended September 30, 2003, compared to the same period a year ago.  The increase in loan servicing expense for the three and nine month periods was primarily related to higher legal costs related to loan collections on the commercial and SBA portfolios.

Advertising expense increased $60 thousand, or 58.8 percent, for the three months ended September 30, 2003, compared to the same period a year ago and increased $93 thousand or 27.0 percent for the nine months ended September 30, 2003, compared to the same period a year ago. The increase in advertising expense is related to higher marketing expense in order to attract new business.

Deposit insurance decreased $26 thousand for the three months ended September 30, 2003, compared to the same period a year ago, and decreased $72 thousand for the nine months ended September 30, 2003, compared to the same period a year ago.  The decrease for the three and nine months ended was due to a reduced insurance premium assessment.

Other expense decreased $51 thousand, or 20.1 percent, for the three months ended September 30, 2003, compared to the same period a year ago, and increased $170 thousand or 21.0 percent, for the nine months ended September 30, 2003 compared to the same period a year ago. The decrease for the three months ended was related to the unwinding of the capital lease treatment on occupied branches. The increase for the nine months ended was the result of higher stationary and supplies expense, taxes on OREO properties and a credit for data processing expense that was received in 2002.

Income Tax Expense

For the third quarter of 2003, the provision for income taxes was $747 thousand compared to $537 thousand for the same period a year ago and was $2.2 million for the nine months ended September 30, 2003 compared to $1.5 million for the same period a year ago. The current 2003 tax provision represents an effective tax rate of approximately 37 percent as compared to 36 percent for the prior year. Management anticipates an effective rate of approximately 37 percent for the remainder of 2003.

Financial Condition at September 30, 2003

Total assets at September 30, 2003 were $450.5 million compared to $424.0 million a year ago and $432.9 million from year-end 2002. The increase in assets were primarily the result of deposit generation used to fund loan growth.

Securities
Securities available for sale are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes.  Securities held to maturity, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 91 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of September 30, 2003, $6.2 million of securities were pledged for governmental deposits.

Securities available for sale were $68.4 million at September 30, 2003, an increase of $12.8 million from year-end 2002. During the first nine months of 2003, $64.5 million of securities available for sale were purchased, partially offset by $35.7 million of maturities and paydowns and $16.1 million in securities sales. The yield on securities available for sale was 3.72 percent for the nine months ended September 30, 2003, compared to 5.22 percent a year ago, reflecting declines in market rates of interest. Included in securities available for sale at September 30, 2003 is a $312 thousand reserve for an asset-backed security.  Although the Company continues to receive all contractual payments and the bond is rated A- by Moodys, the default rates on the underlying collateral is higher than anticipated, which may cause a future default on the bond’s cash flows.

Securities held to maturity were $15.6 million at September 30, 2003, a decrease of $10.6 million, or 40.3 percent, from year-end 2002. During the first nine months of 2003, $2.2 million of held to maturity securities were purchased and primarily funded by $12.8 million of maturities and paydowns. The yield on securities held to maturity was 5.01 percent for the nine months ended September 30, 2003 compared to 6.28 percent for the same period a year ago, reflecting the maturity of higher yielding investments and the declines in market rates of interest. As of September 30, 2003 and December 31, 2002, the market value of held to maturity securities was $16.0 million and $26.1 million, respectively.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Loans increased $9.8 million, or 3.2 percent to $321.6 million at September 30, 2003, from year-end 2002.

SBA loans provide guarantees of up to 75 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans amounted to $47.9 million at September 30, 2003, a decrease of $1.9 million from year-end 2002. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $10.6 million at September 30, 2003, a decrease of $3.8 million from year-end 2002. The SBA held for sale portfolio decreased due to increased loan sales in 2003. The yield on SBA loans which are generally floating and tied to prime was 6.27 percent for the nine months ended September 30, 2003 compared to 6.49 percent for the same period a year ago.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $176.6 million at September 30, 2003, an increase of $12.8 million, or 7.8 percent, from year-end 2002. The yield on these commercial loans was 7.19 percent for the nine months ended September 30, 2003 compared to 7.42 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $52.0 million at September 30, 2003, a decrease of $4.3 million from year-end 2002. The decrease in residential mortgages was a result of pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 6.06 percent for the nine months ended September 30, 2003 compared to 6.04 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $34.5 million at September 30, 2003, an increase of $7.0 million from year-end December 2002. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 5.18 percent for the nine months ended September 30, 2003, compared to 5.92 percent for the same period a year ago.

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

Loans past due 90 days and still accruing interest, are not included in non-performing loans. The Company had $231 thousand of loans 90 days past due and still accruing at September 30, 2003, compared to $366 thousand at December 31, 2002. These loans generally consist of loans where customers continue to make the monthly principal and interest payments, however, the loans have matured and are pending renewal.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at September 30, 2003 and 2002, and December 31, 2002:

Non-performing loans (In thousands)	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Non-performing loans
SBA	$854	$1,301	$1,299
SBA Guaranteed	1,200	1,368	1,368
Commercial	1,554	213	88
Residential mortgage	123	461	75
Consumer	148	214	169
Total non-performing loans	3,879	3,557	2,999
OREO	396	196	206
Total Non-Performing Assets	$4,275	$3,753	3,205

Past Due 90 days or more and still accruing interest
SBA	95	—	41
Commercial	6	365	724
Residential mortgage	63	—	—
Consumer	67	1	10
Total accruing loans 90 days or more past due	231	$366	775

Non-Performing assets to total assets	0.94%	0.87%	0.75%
Non-Performing assets to loans and OREO	1.32%	1.20%	1.06%
Allowance for loans losses as a percentage of non-performing loans	128.70%	115.10%	126.24%
Allowance for loan losses to total loans	1.54%	1.31%	1.25%

Non-performing assets amounted to $4.3 million at September 30, 2003, an increase of $522 thousand from year-end 2002.  The increase in non-performing assets is primarily related to a $1.3 million loan on a commercial mortgage that is well collateralized, however the borrower has defaulted due to cash flow problems. Loans past due 90 days or more and still accruing interest at September 30, 2003 amounted to $231 thousand compared to $366 thousand at December 31, 2002. Included in non-performing assets at September 30, 2003 are $1.2 million of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  Potential problem loans, which consist primarily of commercial loans, were $231 thousand at September 30, 2003 and $366 thousand at December 31, 2002.

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

The allowance for loan losses totaled $5.0 million, $4.1 million, and $3.8 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively, with resulting allowance to total loan ratios of 1.54 percent, 1.31 percent and 1.25 percent respectively. Net charge offs amounted to $64 thousand for the three months ended September 30, 2003, compared to $152 thousand for the same period a year ago and amounted to $359 thousand for the nine months ended September 30, 2003, compared to $1.3 million for the same period a year ago.

The following is a reconciliation summary of the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002:

Allowance for Loan Loss Activity (In thousands)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance, beginning of period	4,649	3,563	4,094	3,165
Provision charged to expense	375	375	1,225	1,950

Charge-offs:
SBA	112	188	301	210
Commercial	55	2	229	1,120
Residential mortgage	—	—	—	13
Consumer	42	8	81	112
Total Charge-offs	209	198	611	1,455
Recoveries:
SBA	40	2	72	31
Commercial	101	35	151	70
Residential mortgage	—	—	—	—
Consumer	4	9	29	25
Total recoveries	145	46	252	126
Total net charge-offs	64	152	359	1,329
Balance, end of period	4,960	3,786	4,960	3,786
Selected loan quality ratios:
Net charge offs to average loans	0.08%	0.20%	0.15%	0.61%
Allowance for loan losses to total loans at period end	1.54%	1.25%	1.54%	1.25%
Allowance for loan losses to non-performing loans	128.70%	126.24%	128.70%	126.24%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first nine months of 2003 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $16.9 million to $399.5 million at September 30, 2003 from $382.6 million at December 31, 2002. The increase in deposits was primarily the result of a $12.2 million increase in demand deposits and $8.8 million increase in interest bearing checking and savings, partially offset by a decline in time deposits. The decline in time deposits is the result of the disintermediation into the Company’s higher yielding checking product “Opportunity Checking.” Included in deposits at September 30, 2003 are $21.3 million of Government deposits, as compared to $27.8 million at December 31, 2002.  These deposits are very sensitive to price competition.

Other Debt

Other debt, which includes $10.0 million in advances from the Federal Home Loan Bank (“FHLB”), and $1.5 million of lease obligations, amounted to $11.5 million at September 30, 2003, a decline of $1.3 million from year-end 2002. The reduction in other debt is related to the unwinding of capital lease obligations on occupied properties. The 4.92% borrowings from the FHLB mature in 2010 and are callable at any time.

Trust Preferred Securities

In September 2002, Unity (NJ) Statutory Trust I a statutory business trust and wholly-owned subsidiary of Unity Bancorp Inc., issued $9.0 million of floating rate capital trust pass through securities to investors due on September 26, 2032. The capital securities have preference over the common securities with respect to liquidation and other distributions and qualify as Tier I capital. The Subordinate Debentures are redeemable in whole or part, prior to maturity but after September 26, 2007. The floating interest rate on the Subordinate Debentures is three-month LIBOR plus 3.40% and re-prices quarterly. The rate at September 30, 2003 was 4.40%. The additional capital raised with respect to the issuance of the floating rate capital pass through securities was used to bolster the Company’s capital and for general corporate purposes, including, capital contributions to Unity Bank.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2003, is a decline of 1.4 percent in a rising rate environment and a decrease of 0.5 percent in a falling rate environment.  Both variances are within the board-approved guidelines of  +/- 3.00 percent.  At December 31, 2002 the economic value of equity with rate shocks of 200 basis points was a decline of 1.05 percent in a rising rate environment and a decrease of 1.07 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $36.0 million at September 30, 2003, an increase of $5.7 million from December 31, 2002. Net cash provided by operating activities for the nine months ended September 30, 2003, amounted to $7.0 million, primarily from proceeds from the sales of loans held for sale, net income from operations partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $16.7 million for the nine months ended September 30, 2003, primarily from the funding of loans and purchases in the securities portfolio. Net cash provided by financing activities, amounted to $15.5 million for the nine months ended September 30, 2003, attributable to deposit growth partially offset by a decrease in other debt and the payment of a cash dividend to common shareholders.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At September 30, 2003, the Parent Company had $1.5 million in cash compared to $5.8 million at December 31, 2002. The decrease in cash at the parent company was due to the capitalization of Unity Bank. Expenses at the Parent Company are minimal and the management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At September 30, 2003, $5.5 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of September 30, 2003 amounted to approximately $61.1 million. An additional source of liquidity is Federal Funds sold, which were $22.5 million at September 30, 2003.

As of September 30, 2003, deposits included $21.3 million of Government deposits, as compared to $27.3 million at December 31, 2002.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $20.3 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At September 30, 2003, the Bank had approximately $98.6 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $26.7 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2003
Leverage Ratio	38,692	8.50%	≥	18,217	4.00%	≥	22,771	5.00%
Tier I risk-based ratio	38,692	11.39%	≥	13,589	4.00%	≥	20,383	6.00%
Total risk-based ratio	42,938	12.64%	≥	27,178	8.00%	≥	33,972	10.00%
As of December 31, 2002
Leverage Ratio	35,688	8.38%	≥	17,038	4.00%	≥	21,298	5.00%
Tier I risk-based ratio	35,688	11.05%	≥	12,919	4.00%	≥	19,379	6.00%
Total risk-based ratio	39,789	12.32%	≥	25,839	8.00%	≥	32,299	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized
						Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2003
Leverage Ratio	31,308	6.97%	≥	17,960	4.00%	≥	22,450	5.00%
Tier I risk-based ratio	31,308	9.27%	≥	13,513	4.00%	≥	20,270	6.00%
Total risk-based ratio	41,531	12.29%	≥	27,026	8.00%	≥	33,783	10.00%
As of December 31, 2002
Leverage Ratio	29,509	6.96%	≥	16,956	4.00%	≥	21,195	5.00%
Tier I risk-based ratio	29,509	9.16%	≥	21,893	4.00%	≥	19,339	6.00%
Total risk-based ratio	33,541	10.41%	≥	25,786	8.00%	≥	32,232	10.00%

Shareholders’ Equity

Shareholders’ equity increased $2.5 million, or 9.1 percent, to $29.6 million at September 30, 2003 compared to $27.1 million at December 31, 2002.  This increase was the result of the $3.7 million in net income partially offset by $1.1 million decrease in accumulated other comprehensive income and payment of a cash dividend of $160 thousand. On September 22, 2003 the Company announced a $0.03 cash dividend payable to shareholders on October 31, 2003. On January 27, 2003 the Company announced a 5% stock dividend payable on March 12, 2003, and, accordingly, all share amounts have been restated to include the effect of the dividend.

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

ITEM 4.     Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In November 2003, the Company's Audit Committee commenced an inquiry concerning certain expense reimbursement requests made by the Company's President, who has taken a voluntary leave of absence pending completion of the inquiry.  The President has advised the Company that he intends to fully cooperate with such inquiry.

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

Item 2. Changes in Securities – None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

Pending the completion of the Audit Committee's inquiry described in Part I Item 4, on November 19, 2003 the Company's Board of Directors granted David D. Dallas Chief Executive Officer authority.

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

During the quarter ended September 30, 2003, the Company filed the following Reports on Form 8-K.

The Current Report on Form 8-K dated September 22, 2003 under “Item 9 Regulation FD Disclosure” incorporating the September 22, 2003 press release announcing the declaration of a .03 per common share payable on October 31, 2003 to common shareholders of record as of October 15, 2003.

The Current Report on Form 8-K dated July 16, 2003, under “Item 9. Regulation FD Disclosure” incorporating the July 16, 2003 press release announcing the Company’s earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated: November 19, 2003	By:	/s/ James A. Hughes
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

31.1	Exhibit 31.1-Certification of David D. Dallas Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of.

31.2	Exhibit 31.2-Certification of James A. Hughes Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Exhibit 32.1-Certification of David D. Dallas and James A. Hughes Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350