Form 10-Q/A
period 2003-09-30
UNITY BANCORP INC /DE/
filed 2003-12-18
CIK 920427

DRAFT: 12/17/03

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number   1-12431

Unity Bancorp, Inc.

(Exact Name of registrant as specified in its charter)

New Jersey	22-3282551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2003: common stock, no par value:  5,407,017 shares outstanding

TABLE OF CONTENTS

Amendment No. 1

Signatures

Exhibit Index

AMENDMENT NO. 1

The undersigned hereby amends the following items, financial statements, exhibits or other portions of Part I of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of Unity Bancorp, Inc., (filed with the Securities and Exchange Commission on November 19, 2003 [the “Original Form 10-Q”]) as set forth in the pages attached hereto:

Item 1.              Consolidated Financial Statements – Note 1 to Accompanying Notes to Consolidated Financial Statements.

Item 1.              Consolidated Financial Statements – Note 4 to the Accompanying Notes to Consolidated Financial Statements.

Item 1.-Consolidated Financial Statements- Note 1 to the Accompanying Notes to Consolidated Financial Statements

Note 1 to the Accompanying Notes to Consolidated Financial Statements contained in the Original Form 10-Q is hereby deleted in its entirety and the following substituted in lieu thereof:

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

SFAS 148 Proforma Restatement

(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income to common shareholders as reported:
As reported	$1,302	$954	$3,669	$2,677
Pro forma	1,254	877	3,525	2,446
Income per share:
Basic as reported	$0.24	$0.17	$0.68	$0.49
Basic Pro forma	0.23	0.16	0.65	0.46
Diluted as reported	$0.23	$0.16	$0.65	$0.46
Diluted Pro forma	0.22	0.15	0.62	0.42

Item 1.    Consolidated Financial Statements –Note 4 to the Accompanying Notes to Consolidated Financial Statements

The following is hereby added after Note 4 to the Accompanying Notes to Consolidated Financial Statements:

NOTE 5. Subsequent Events

The Audit Committee of the Company has completed its inquiry concerning certain expense reimbursement requests and other actions taken by its President.  The results of such inquiry will not require any adjustments to the Company’s financial statements for any previously reported interim or annual periods due to such expense reimbursement requests or other actions. The Company is currently evaluating the findings of its Audit Committee’s inquiry and, among other things, will determine an appropriate course of action as it relates to the Company’s President.  The President remains on a leave of absence pending completion of such evaluation. The Company estimates that the cost of the inquiry will be approximately $650,000 and will be recognized in the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated: December 18, 2003	By:	/s/ James A. Hughes
JAMES A. HUGHES,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q/A

(Amendment No. 1)

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