Form 10-K
period 2003-12-31
UNITY BANCORP INC /DE/
filed 2004-03-26
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $35,089,683 and 3,440,165 shares of the Common Stock were outstanding.  As of March 15, 2004, 5,472,588 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

a)             General

Unity Bancorp, Inc. (the “Company” or “Registrant”) is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was originally organized under the laws of the State of Delaware in 1991 and subsequently, in 2002, effected a re-incorporation merger to become a New Jersey corporation.  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of Unity (NJ) Statutory Trust I.  The trust has issued $9.3 million of preferred securities to investors.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and thirteen New Jersey branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union, Bridgewater, and Whitehouse.  The Bank’s primary service area encompasses the Route 22/Route 78 corridor between the Bank’s Clinton, New Jersey main office and its Linden, New Jersey branch.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630.  The Company’s website address is www.unitybank.com.

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

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices.  The Bank’s main office, located in Clinton, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield and Bridgewater offices serve those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County.  The Bank’s Springfield, Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County.  The offices in South Plainfield, Highland Park, Edison, and Colonia Township extend the Company’s service area into Middlesex County.

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

Employees

At December 31, 2003, the Company employed 147 full-time and 24 part-time employees. None of the Company’s employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2003 about each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years

John Kauchak, 50, Chief Operations Officer and Executive Vice President of the Company and the Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.

Michael T. Bono, 61, Chief Retail Officer and Executive Vice President of the Company and the Bank	2001	Previously, Mr. Bono was a Commercial Lending Officer for Unity Bank from 1995 to 2001.

Michael F. Downes, 41, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank from 1996 to 2001.

Alan J. Bedner, 33 Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003. Previously Mr. Bedner was an AVP of Financial and Regulatory Reporting at Summit Bancorp from 1996 to 2001.

Kelly Stashko, 44 Communications Director and Executive Vice President of the Company and Bank	2003	Previously, Ms. Stashko was the head of the IT/Marketing Group for Unity Bank from 1996 to 2003.

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

b)             Statistical information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2003 (Exhibit 13 hereto), which to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data		Annual Report Pages

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential
	A. Analysis of Net Interest Earnings	6
	B. Average Balance Sheets	7
	C. Rate/Volume Analysis	8

II.	Investment Portfolio
	A. Book value of investment securities	24
	B. Investment securities by range of maturity with corresponding average yields	25
	C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III.	Loan Portfolio
	A. Types of loans	10
	B. Maturities and sensitivities of loans to changes in interest rates	10
	C. Risk elements
	1) Nonaccrual, past due and restructured loans	11
	2) Potential problem loans	11
	3) Foreign outstandings	N/A
	4) Loan concentrations	10
	D. Other interest bearing assets	N/A

IV.	Summary of Loan Loss Experience
	A. Analysis of the allowance for loan losses	12
	B. Allocation of the allowance for loan losses	12

V.	Deposits
	A. Average amount and average rate paid on major categories of deposits	7
	B. Other categories of deposits	N/A
	C. Deposits by foreign depositors in domestic offices	N/A
	D. Time deposits of $100,000 or more by remaining maturity	26
	E. Time deposits of $100,000 or more by foreign offices	N/A

VI.	Return on Equity and Assets	5

VII.	Short-term Borrowings	27

Item 2.    Properties

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its thirteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2003.

Location	Leased Or Owned	Date Leased or Acquired	Lease Expiration	2003 Annual Rental Fee
Clinton, NJ	Leased	1996	2009	$413,178
Colonia, NJ	Leased	1995	2005	36,271
Flemington, NJ	Leased	1995	2006	57,715
Linden, NJ	Owned	1991	—	—
Highland Park, NJ	Leased	1999	2009	39,913
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Owned	1996	2003	75,246
Springfield, NJ	Leased	1995	2006	32,115
South Plainfield, NJ	Leased	1999	2009	59,312
Union, NJ	Owned	2002	—	—
Edison, NJ	Leased	1999	2009	49,017
Whitehouse, NJ	Owned	1998	—	—
Bridgewater, NJ	Leased	2003	2008	34,582

Item 3.    Legal Proceedings

On February 2, 2004, the Company and the Bank were named as defendants (along with the Federal Deposit Insurance Corporation (“FDIC”)) in a lawsuit initiated by Robert J. Van Volkenburgh (Former Chairman of the Board and Chief Executive Officer of the Company and the Bank as well as beneficial owner of more than 5% of the outstanding shares of the Company’s common stock) in the Superior Court of New Jersey, Hunterdon County alleging that:  (i)  the Company and the Bank wrongfully terminated his Employment Agreement, and in connection with such alleged wrongful termination, breached the terms of a Supplemental Executive Retirement Plan (“SERP”) established for the benefit of Mr. Van Volkenburgh in accordance with such Employment Agreement; and (ii) the Company and the Bank breached the terms of an August 14, 2000 agreement entered into with Mr. Van Volkenburgh whereunder, among other things, he resigned his positions with the Company and the Bank.  Mr. Van Volkenburgh filed such complaint in the Superior Court of New Jersey, Law Division, Hunterdon County against the Company, the Bank and the FDIC seeking money damages alleged to be due under his Employment Agreement and the related SERP, as well as other relief.  Based solely upon the allegations of that complaint, Mr. Van Volkenburgh claims that he is entitled to (i) payment of his last annual salary of $280,000 for each of three years plus other amounts, (ii) payment of 60% of that annual salary for each of 20 additional years, and (iii) attorney’s fees, costs, interest and punitive damages.  Mr. Van Volkenburgh also seeks various declaratory relief relative to the FDIC’s jurisdiction over certain aspects of the dispute.  Mr. Van Volkenburgh previously filed a similar complaint in the Superior Court of New Jersey, which complaint was voluntarily dismissed in September 2002.  The Company and the Bank expressly deny any liability to Mr. Van Volkenburgh under the Employment Agreement, the SERP, any other contractual, common law, or statutory basis, or otherwise, and intend to assert a variety of substantive defenses to Mr. Van Volkenburgh’s claim.  The Company and the Bank have reviewed the relevant circumstances and believe that they acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584.44, interest, attorney’s fees and costs of suit. On March 12, 2004, the aforesaid Court granted Commerce Bank, N.A. partial summary judgment in the approximate amount of $1,800,000 of its aforesaid claim. The Bank intends to appeal such partial summary judgment. The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2003.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)               Market Information

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol “UNTY”.  The following table sets forth the high and low bid prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low
Year Ended December 31, 2003:
4th Quarter	$12.30	$10.50
3rd Quarter	11.50	10.34
2nd Quarter	11.25	7.88
1st Quarter	10.06	7.70
Year Ended December 31, 2002:
4th Quarter	$8.10	$6.07
3rd Quarter	6.76	5.82
2nd Quarter	6.90	5.24
1st Quarter	8.48	5.79

(b)              Holders

As of March 15, 2004, there were approximately 592 shareholders of record of the Company’s Common Stock.

(c)               Dividends

On September 22, 2003, the Company announced a $0.03 per share cash dividend payable on October 31, 2003 to shareholders of record as of October 15, 2003.

On December 23, 2003, the Company announced a $0.03 per share cash dividend payable on January 31, 2004 to shareholders of record as of January 15, 2004.

No cash dividends were paid on the Company’s common stock during the 2002 fiscal year.

(d)              Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	870,251	$6.24	53,393
Equity compensation plans not approved by security holders	—	—	—
Total	870,251	$6.24	53,393

Item 6.            Selected Financial Data

The information under the caption “Selected Consolidated Financial Data” on page 5 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated by reference herein.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 16 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated by reference herein.

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk

The information under the caption “Market Risk” on pages of 13 and 14 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated by reference herein.

Item 8.            Financial Statements and Supplementary Data

The Financial Statements and Notes to Consolidated Financial Statements on pages 17 through 31 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference herein.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a)           Evaluation of disclosure controls and proceedings.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART III

Item 10.         Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

The information concerning the directors and executive officers of the Company under the caption “Election of Directors” and the information under the captions “Compliance with Section 16(a) of the Securities Exchange Act of 1934”and “Governance of the Company — Audit Committee” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Also, refer to the information under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers who are not also directors.

The Company has adopted an Ethics Policy applicable to its directors, officers, and employees.  Such Ethics Policy incorporates guidelines designed by the Company to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates the Company’s expectations of its employees that enable the Company to provide accurate and timely disclosure in its filings with the Securities and Exchange Commission and other public communications. A copy of such Ethics Policy is attached to this Annual Report on Form 10-K (Exhibit 14 hereto).  If any substantive amendments are made to the Ethics Policy or if the Company grants any waiver, including any implicit waiver, from a provision of the Ethics Policy to any of its executive officers and directors, the Company will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Item 11.         Executive Compensation

The information concerning executive compensation under the caption “Executive Compensation” (other than the “Board of Directors Report on Executive Compensation” and the “Performance Graph”) in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 13.         Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions under the caption “Certain Transactions with Management” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 14.         Principal Accountant Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Independent Public Accountants” in the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           FINANCIAL STATEMENTS.

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in Part II, Item 8.

Independent Auditors’ Report (page 17)

Consolidated Balance Sheets (page 18)

Consolidated Statements of Operations (page 19)

Consolidated Statements of Changes in Shareholders’ Equity (page 20)

Consolidated Statements of Cash Flows (page 21)

Notes to Consolidated Financial Statements (pages 22 through 31)

 (b)          EXHIBITS.

Exhibit Number	Description of Exhibits

3(i)	Certificate of Incorporation of the Company, as amended (2)

3(ii)	Bylaws of the Company (7)

4(i)	Form of Stock Certificate (7)

10(i)	1994 Stock Option Plan for Non-Employee Directors (1)

10(ii)	1997 Stock Option Plan (3)

10(iii)	1997 Stock Bonus Plan (3)

10(iv)	1998 Stock Option Plan (4)

10(v)	1999 Stock Option Plan (5)

10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes

10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro

10(viii)	Retention Agreement dated March 23, 2004 with Michael T. Bono

10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes

10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner

10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak

10(xii)	Retention Agreement dated March 23, 2004 with Kelly Stashko

10(xiii)	2002 Stock Option Plan (6)

10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group

10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC

13	Portion of Unity Bancorp. Inc. 2003 Annual Report to Shareholders

14	Ethics Policy

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(c)           REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the three months ended December 31, 2003:

On October 16, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) announcing earnings for the third quarter of 2003.

On October 31, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Regulation FD Disclosure) to attach the October 31, 2003 President’s message.

On December 4, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Regulation FD Disclosure) announcing the receipt of a NASDAQ Staff Determination.

On December 23, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Regulation FD Disclosure) announcing the declaration of a cash dividend of $0.03 per share payable on January 31, 2004.

On December 31, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Regulation FD Disclosure) announcing Anthony J. Feraro’s resignation and the promotions of James A. Hughes to President and Alan J. Bedner to Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner
Alan J. Bedner
Executive Vice President, Chief Financial Officer

March 26, 2004
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME		TITLE	DATE

/s/	David D. Dallas	Chairman of the Board, Chief Executive Officer, and Director	March 26, 2004
David D. Dallas

/s/	James A. Hughes	President and Director	March 26, 2004
James A. Hughes

/s/	Alan J. Bedner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004
Alan J. Bedner

/s/	Frank Ali	Director	March 26, 2004
Frank Ali

/s/	Dr. Mark S. Brody	Director	March 26, 2004
Dr. Mark S. Brody

/s/	Robert H. Dallas, II	Director	March 26, 2004
Robert H. Dallas, II

/s/	Samuel Stothoff	Director	March 26, 2004
Samuel Stothoff

/s/	Donna Butler, Esq.	Director	March 26, 2004
Donna Butler, Esq.

/s/	Charles S. Loring	Director	March 26, 2004
Charles S. Loring

/s/	Peter P. DeTommaso	Director	March 26, 2004
Peter P. DeTommaso

/s/	Allen Tucker	Director	March 26, 2004
Allen Tucker