Form 10-Q
period 2004-03-31
UNITY BANCORP INC /DE/
filed 2004-05-14
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2004: common stock, no par value:  5,474,276 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(in thousands)	03/31/04	12/31/03	03/31/03
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$9,950	$11,915	$12,188
Federal funds sold and interest bearing deposits	35,306	14,500	25,000
Securities:
Available for sale	75,159	79,277	55,813
Held to maturity (market value of $12,760, $13,457 and $24,682, respectively)	12,392	13,070	24,106
Total securities	87,551	92,347	79,919
Loans:
SBA held for sale	7,637	14,014	13,846
SBA held to maturity	48,740	49,983	50,045
Commercial	188,707	188,197	173,191
Residential mortgage	48,862	51,176	52,321
Consumer	37,561	36,385	29,209
Total loans	331,507	339,755	318,612
Less: Allowance for loan losses	5,466	5,352	4,382
Net loans	326,041	334,403	314,230
Premises and equipment, net	6,764	5,979	8,569
Accrued interest receivable	2,340	2,389	2,455
Loan servicing asset	1,320	1,063	304
Other assets	3,989	4,823	2,884
Total assets	$473,261	$467,419	$445,549
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$86,781	$86,802	$80,794
Interest bearing checking	190,247	199,510	181,599
Savings deposits	37,748	38,447	36,484
Time deposits, under $100,000	64,813	66,595	67,850
Time deposits, $100,000 and over	29,741	23,628	27,298
Total deposits	409,330	414,982	394,025
Borrowed funds	20,000	10,000	12,745
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	178	185	236
Accrued expense and other liabilities	2,004	2,211	1,440
Total liabilities	$440,791	$436,657	$417,725
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	32,237	31,989	31,827
Retained earnings (deficit)	229	(746)	(3,854)
Accumulated other comprehensive income (loss)	4	(481)	(149)
Total Shareholders’ Equity	32,470	$30,762	27,824
Total Liabilities and Shareholders’ Equity	$473,261	$467,419	$445,549

Issued common shares	5,473	5,415	5,393
Outstanding common shares	5,473	5,415	5,393

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Income

(unaudited)

	For the three months ended March 31,
(in thousands, except per share amounts)	2004	2003
Interest income:

Fed funds sold and interest on deposits	$32	$16
Securities:
Available for sale	757	545
Held to maturity	177	307
Total securities	934	852
Loans:
SBA loans	1,019	1,042
Commercial loans	3,096	3,019
Residential mortgage loans	703	877
Consumer loans	442	384
Total loan interest income	5,260	5,322
Total interest income	6,226	6,190
Interest expense:
Interest bearing demand deposits	630	788
Savings deposits	107	106
Time deposits	618	744
Borrowed funds and subordinated debentures	253	301
Total interest expense	1,608	1,939
Net interest income	4,618	4,251
Provision for loan losses	250	450
Net interest income after provision for loan losses	4,368	3,801
Non-interest Income:
Service charges on deposit accounts	406	570
Service and loan fee income	471	421
Gain on sales of SBA loans, net	738	819
Net security gains	53	83
Other income	213	214
Total non-interest income	1,881	2,107
Non-interest expense:
Compensation and benefits	2,239	1,910
Occupancy	529	478
Processing and communications	474	574
Furniture and equipment	263	241
Professional services	231	252
Loan servicing	180	120
Advertising	144	131
Deposit insurance	15	16
Other expenses	328	333
Total non-interest expense	4,403	4,055
Net income before provision for income taxes	1,846	1,853
Provision for income taxes	652	701
Net income	$1,194	$1,152

Net income per common share - Basic	$0.22	$0.21
Net income per common share - Diluted	0.21	0.20
Weighted average shares outstanding – Basic	5,462	5,393
Weighted average shares outstanding – Diluted	5,748	5,671

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2004 and 2003

(unaudited)

(In thousands)	Outstanding Shares	Preferred Stock	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2002	5,393	$—	$31,827	$(5,006)	$285	$27,106
Comprehensive income:
Net Income		—	—	1,152	—	1,152
Unrealized holding loss on securities arising during the period, net of tax of $247					(386)
Less: reclassification adjustment for gains included in net income, net of tax of $35					48
Net unrealized holding loss on securities arisingduring the period, net of tax $282		—	—	—	(434)	(434)
Total comprehensive income		—	—	—	—	718
Balance, March 31, 2003	5,393	$—	$31,827	$(3,854)	$(149)	$27,824

(In thousands)	Outstanding Shares	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance, December 31, 2003	5,415	$—	$31,989	$(746)	$(481)	$30,762
Comprehensive income:
Net Income		—	—	1,194	—	1,194
Unrealized holding gains on securities arising during the period, net of tax of $370					517
Less: reclassification adjustment for gains included in net income, net of tax of $21					32
Net unrealized holding gain on securities arising during the period, net of tax $349		—	—	—	485	485
Total comprehensive income		—	—	—	—	1,679
Cash dividend declared on common stock of $.04 per share		—	—	(219)	—	(219)
Stock options exercised	58	—	248	—	—	248
Balance, March 31, 2004	5,473	$—	$32,237	$229	$4	$32,470

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
(In thousands)	2004	2003
Operating activities:
Net income	$1,194	$1,152
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	250	450
Depreciation and amortization	305	243
Net gain on sale of securities	(53)	(83)
Gain on sale of SBA loans held for sale	(738)	(819)
Origination of SBA loans held for sale	(1,256)	(8,763)
Proceeds from the sale of SBA loans	8,371	10,132
Net change in other assets and liabilities	16	(961)
Net cash provided by operating activities	8,089	1,351
Investing activities:
Purchases of securities held to maturity	—	(2,216)
Purchases of securities available for sale	(7,325)	(18,209)
Maturities and principal payments on securities held to maturity	667	4,294
Maturities and principal payments on securities available for sale	5,618	11,014
Proceeds from sale of securities available for sale	6,652	7,035
Purchases of loans	—	(955)
Net decrease (increase) in loans	1,683	(6,672)
Purchases of premises and equipment	(978)	(108)
Net cash provided by (used in) investing activities	6,317	(5,817)
Financing activities:
Net (decrease) increase in deposits	(5,652)	11,440
Net increase (decrease) in borrowings	10,000	(23)
Proceeds from the issuance of common stock	248	—
Dividends paid	(161)	—
Net cash provided by financing activities	4,435	11,417
Increase in cash and cash equivalents	18,841	6,951
Cash and cash equivalents at beginning of year	26,415	30,237
Cash and cash equivalents at end of period	$45,256	$37,188
Supplemental disclosures:
Cash:
Interest paid	$1,615	$1,983
Income taxes paid	930	773
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	59	62

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2004

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of their underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.

Proforma

	Three months ended Mar. 31,
(In thousands, except per share data)	2004	2003
Net income:
As reported	$1,194	$1,152
Pro forma	1,148	1,104
Income per share:
As reported:
Basic	$0.22	$0.21
Diluted	0.21	0.20
Proforma:
Basic	0.21	0.20
Diluted	0.20	0.19

NOTE 2. Litigation

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584, interest, attorney’s fees and costs of suit. On March 12, 2004, the aforesaid Court granted Commerce Bank, N.A. partial summary judgment in the amount of $1,800,000 of its aforesaid claim.  The Bank intends to appeal such partial summary judgment. The Bank has a deposit account set aside to offset the aforesaid mentioned claim.  The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position.

On February 2, 2004, the Parent Company and the Bank were named as defendants (along with the Federal Deposit Insurance Corporation (“FDIC”)) in a lawsuit initiated by Robert J. Van Volkenburgh (former Chairman of the Board and Chief Executive Officer of the Parent Company and the Bank as well as a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock) in the Superior Court of New Jersey, Hunterdon County alleging that: (i) the Parent Company and the Bank wrongfully terminated his Employment Agreement, and in connection with alleged wrongful termination, breached the terms of a Supplemental Executive Retirement Plan (“SERP”) established for the benefit of Mr. Van Volkenburgh in accordance with such Employment Agreement; and (ii) the Parent Company and the Bank breached the terms of an August 14, 2000 agreement entered into with Mr. Van Volkenburgh where under, among other things, he resigned his positions with the Parent Company and the Bank.  Mr. Van Volkenburgh filed such complaint in the Superior Court of New Jersey, Law Division, Hunterdon County against the Parent Company, the Bank and the FDIC seeking money damages alleged to be due under his Employment Agreement and the related SERP, as well as other relief.  Based solely upon the allegations of that complaint, Mr. Van Volkenburgh claims that he is entitled to  (i) payment of his last annual salary of $280,000 for each of three years plus other amounts, (ii) payment of 60% of that annual salary for each of 20 additional years, and (iii) attorney’s fees, costs, interest and punitive damages.  Mr. Van Volkenburgh also seeks various declaratory relief relative to the FDIC’s jurisdiction over certain aspects of the dispute.  Mr. Van Volkenburgh previously filed a similar complaint in the Superior Court of New Jersey, which complaint was voluntarily dismissed in September 2002.  The Parent Company and the Bank expressly deny any liability to Mr. Van Volkenburgh under the Employment Agreement, the SERP, any other contractual, common law or statutory basis, or otherwise, and intend to assert a variety of substantive defenses to Mr. Van Volkenburgh’s claim.  The Parent Company and the Bank have filed a motion to dismiss Mr. Van Volkenburgh’s complaint because, among other reasons, payment of the amounts sought by Mr. Van Volkenburgh cannot be made without regulatory approval which, the Parent Company and the Bank believe, will not be forthcoming under the pertinent factual circumstances.  The Parent Company and the Bank have reviewed the relevant circumstances and believe that they acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period utilizing the Treasury stock method. On January 27, 2003 the Company announced a 5% stock dividend payable on March 12, 2003 and accordingly, all share amounts have been restated to include the effect of the dividend.

	Three months ended Mar. 31,
(In thousands, except per share data)	2004	2003
Net income to common shareholders	$1,194	$1,152
Basic weighted-average common shares outstanding	5,462	5,393
Plus: Common stock equivalents	286	278
Diluted weighted –average common shares outstanding	5,748	5,671
Net income per common share:
Basic	$0.22	$0.21
Diluted	0.21	0.20

NOTE 4. Recent accounting pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was recently reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”).  For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (“SPEs”) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003.  The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with.  FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statement for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  FIN 46 and FIN 46R provided guidance on the identification of entities controlled through means other than voting rights.  FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity.  A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

Under the above accounting literature, the Company was required to de-consolidate its investment in Unity (NJ) Statutory Trust I at December 31, 2003.  The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities of Unity (NJ) Statutory Trust I resulted in the $9.0 million of trust preferred securities being classified and characterized as subordinated debentures that were issued from the Parent Company to the Bank and a $279 thousand equity investment for all periods presented.  In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the redeemable subordinated debentures in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  There can be no assurance that the Federal Reserve will continue to allow institutions to include redeemable subordinated debentures in Tier I capital for regulatory purposes.  As of March 31, 2004, assuming the Company was not allowed to include the redeemable subordinated securities issued by Unity (NJ) Statutory Trust I in Tier I capital, the Company would remain “well capitalized.”

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003.  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.   The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company does not expect that the adoption of Statement 150 will have a significant impact on the consolidated financial statements of the Company.

ITEM 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2003 consolidated financial statements and notes therein.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on March 13, 1991.  The Bank provides a full range of commercial and retail banking services through 13 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits, as well as personal investment advisory services.  Unity Investment Services, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank’s investment portfolio.

In addition, Unity (NJ) Statutory Trust I is a statutory Business Trust and wholly-owned subsidiary of Unity Bancorp, Inc.  On September 26, 2002, the trust issued $9.0 million of capital securities to investors.  These floating rate securities are treated as subordinated debentures on the financial statements; however, they qualify as Tier I Capital.  In accordance with the Company’s adoption of Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company de-consolidated the accounts and related activity of Unity (NJ) Statutory Trust I.  See Recent Accounting Pronouncements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

Net income for the three months ended March 31, 2004, was $1.19 million, an increase of $42 thousand or 3.6 percent, compared to a net income of $1.15 million for the same period in 2003.  Net income per basic share increased to $0.22 and $0.21 per diluted common share for the first quarter of 2004 compared to $0.21 per basic share and $0.20 per diluted common share for the same period in 2003. The improved operating results for the three months ended March 31, 2004 were primarily the result of increased net interest income and a reduced provision for loan losses, offset in part by increased operating expenses and reduced non-interest income compared to the prior period. The following are key performance indicators for the three months ended March 31, 2004, and 2003.

	Three Months ended Mar. 31,
(In thousands)	2004	2003
Net Income	$1,194	$1,152

Net Income per common share-basic	0.22	0.21
Net Income per common share-diluted	0.21	0.20

Performance Ratios:
Return on average assets	1.04%	1.09%
Return on average common equity	15.32	17.23
Efficiency ratio*	68.31	64.62

*The efficiency ratio is calculated by taking total non-interest expenses, divided by total interest income plus total non-interest income less securities gains.

Net interest income was $4.62 million for the three months ended March 31, 2004, an increase of $367 thousand, or 8.6 percent, compared to $4.25 million from the same period a year ago.  Net interest margin (net interest income as a percentage of average interest earning assets) widened 6 basis points to 4.25 percent compared to 4.19 percent for the same period a year ago.  The improved net interest margin was primarily the result of the increase in DDA accounts and the downward re-pricing of interest bearing liabilities.  The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.88 percent for the three months ended March 31, 2004 compared to 3.76 percent for the same period a year ago.

Non-interest income was $1.88 million for the three months ended March 31, 2004, a decrease of $226 thousand compared with 2003. This decrease was due to lower levels of SBA gains and lower levels of overdraft fees due to the Company choosing to mitigate overdraft risk with certain customers partially offset by the increase in the deposit base. As a result of funding limitations experienced by the SBA, a loan cap of $750 thousand was placed on 7(a) loans during the first quarter of 2004, compared to a cap of $2.0 million in 2003.  Although this cap was subsequently lifted in April 2004, the impact of the cap on the first quarter resulted in reduced sales and resulting gains.

Non-interest expense was $4.40 million for the three months ended March 31, 2004, an increase of $348 thousand compared to $4.06 million for the same period a year ago.  The increase was due primarily to increased compensation costs, occupancy costs and loan legal and collection costs, offset in part by lower processing and communication expenses.

During the first quarter of 2004, the Company recorded income tax expense of $652 thousand compared to $701 thousand for the same period a year ago. The current 2004 tax provision represents an effective tax rate of approximately 35 percent as compared to 38 percent for the prior year.

Net Interest Income

Interest income was $6.26 million for the three months ended March 31, 2004, an increase of $66 thousand or 1.1 percent, compared to $6.19 million as of a year ago.  A higher level of interest earning assets drove this increase, offset in part by the lower yield on earning assets.  Of the $66 thousand increase in interest income, $341 thousand is attributable to an increase in interest earning assets, offset by a decline of $275 thousand due to the reduction in yield. During the first quarter of 2004, interest-earning assets averaged $437.3 million, an increase of $31.3 million, or 7.7 percent, compared to the prior year period. The increase in average earning assets consisted of a $14.8 million increase in average loans; a $10.5 million increase in average securities and a $6.0 million increase in average federal funds sold and interest-bearing deposits with banks. The rate earned on interest-earning assets decreased 41 basis points to 5.74 percent for the three months ended March 31, 2004, compared to the same period a year ago due to a lower rate environment.  The rate earned on average loans fell 41 basis points to 6.30 percent for the quarter compared to 6.71 percent for the same period a year ago.

Interest expense was $1.61 million for the three months ended March 31, 2004, a decrease of $331 thousand or 17.1 percent, compared to $1.94 million for the same period a year ago.  Such decrease in interest expense was due to the downward re-pricing of interest bearing deposits.  The rate paid on interest bearing liabilities decreased 53 basis points to 1.86 percent for the three months ended March 31, 2004 from 2.39 percent in the same period in 2003.  The reduced interest expense was primarily due to a lower rate environment partially offset by a higher volume of interest bearing liabilities.  Interest-bearing liabilities averaged $346.8 million for the three months ended March 31, 2004, an increase of $18.0 million, or 5.5 percent, compared to $328.9 million for the prior year period. Total interest-bearing deposits were $323.7 million on average, an increase of $16.7 million or 5.4 percent compared to $307.0 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in all categories of deposits with the majority of the growth coming in interest bearing checking accounts.   Of the $331 thousand decline in interest expense $426 thousand is due to a decline in yield partially offset by a $95 thousand increase related to an increase in average interest bearing liabilities.

Tax-equivalent net interest income was $4.65 million for the three months ended March 31, 2004, an increase of $397 thousand, or 9.3 percent, compared to $4.25 million from the same period a year ago.  Net interest margin (net interest income as a percentage of average interest earning assets) widened 6 basis points to 4.25 percent compared to 4.19 percent for the same period a year ago.  The improved net interest margin was primarily the result of the increase in DDA accounts and the downward repricing of interest bearing liabilities.  The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.88 percent for the three months ended March 31, 2004 compared to 3.76 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	March 31, 2004			March 31, 2003
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$12,287	$32	1.05%	$6,300	$16	1.03%
Securities:
Available for sale	77,256	787	4.07	53,709	545	4.06
Held to maturity	12,751	177	5.55	25,813	307	4.76
Total securities	90,007	964	4.28	79,522	852	4.29
Loans, net of unearned discount:
SBA loans	62,115	1,019	6.56	68,645	1,042	6.07
Commercial	186,562	3,096	6.67	167,536	3,019	7.31
Residential Mortgages	49,787	703	5.65	55,522	877	6.32
Consumer	36,568	442	4.86	28,533	384	5.46
Total loans	335,032	5,260	6.30	320,236	5,322	6.71
Total interest-earning assets	437,326	6,256	5.74	406,058	6,190	6.15
Noninterest-earning assets:
Cash and due from banks	14,125			15,026
Allowance for loan losses	(5,510)			(4,338)
Other assets	14,163			13,050
Total noninterest-earning assets	22,778			23,738
Total Assets	$460,104			$429,796

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$188,999	630	1.34	$178,649	788	1.79
Savings deposits	38,489	107	1.12	34,726	106	1.24
Time deposits	96,213	618	2.58	93,580	744	3.22
Total interest-bearing deposits	323,701	1,355	1.68	306,955	1,638	2.16
Borrowed funds and subordinated debentures	23,112	253	4.40	21,908	301	5.57
Total interest-bearing liabilities	346,813	1,608	1.86	328,863	1,939	2.39
Noninterest-bearing liabilities:
Demand deposits	79,834			72,892
Other liabilities	2,118			925
Total noninterest-bearing liabilities	81,952			73,817
Shareholders’ equity	31,339			27,116
Total Liabilities and Shareholders’ Equity	$460,104			$429,796

Net interest spread		4,648	3.88%		4,251	3.76%
Tax-equivalent basis adjustment		(30)			—
Net interest income		$4,618			$4,251
Net interest margin			4.25%			4.19%

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

Rate Volume Table

	Three months ended March 31, 2004 versus March 31, 2003
	Due to change in:
	Volume	Rate	Total
Interest Income
Federal funds sold and interest bearing deposits with banks	$16	$0	$16
Securities:
Available for sale	241	1	242
Held to maturity	(175)	45	(130)
Total Securities	66	46	112

Loans:
SBA	(103)	80	(23)
Commercial	345	(268)	77
Residential mortgage	(86)	(88)	(174)
Consumer	103	(45)	58
Total Loans	259	(321)	(62)

Total interest earning assets	$341	$(275)	$66

Interest Expense
Interest-bearing deposits:
Interest-bearing checking	$45	$(203)	$(158)
Savings deposits	12	(11)	1
Time deposits	21	(147)	(126)
Total Interest Bearing Deposits	78	(361)	(283)

Borrowed funds and subordinated debentures	17	(65)	(48)
Total interest-bearing liabilities	95	(426)	(331)

Increase in tax-equivalent net interest income	$246	$151	$397
Tax-equivalent basis adjustment			(30)
Increase in net interest income			$367

Provision for Loan Losses

The provision for loan losses was $250 thousand for the three months ended March 31, 2004, a decrease of $200 thousand, compared to $450 thousand for the same period a year ago. The decrease from a year ago was primarily attributable to lower levels of charge offs during the first quarter of 2004 compared to the comparable quarter a year ago.  The provision for loan losses declined $125 thousand compared to $375 thousand for the prior quarter.  This decrease was due to a lower level of non-performing loans and the decline in the loan portfolio.   (See Financial Condition-Asset Quality.)  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

	Three months ended March, 31
			Percent
(in thousands)	2004	2003	Change
Deposit service charges	$406	$570	(28.8)%
Loan and servicing fees	471	421	11.9
Net gains on SBA loan sales	738	819	(9.9)
Net security gains	53	83	(36.1)
Other income	213	214	(0.5)
Total non-interest income	$1,881	$2,107	(10.7)%

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $1.9 million for the three months ended March 31, 2004, a decrease of $226 thousand compared with the same period in 2003.

Deposit service charges decreased $164 thousand, or 28.8 percent, for the three months ended March 31, 2004, compared to the same period a year ago as a result of lower levels of overdraft fees due to the Company choosing to mitigate overdraft risk with certain customers partially offset by the increase in the deposit base.

Loan and servicing fees increased $50 thousand, or 11.9 percent, for the three months ended March 31, 2004, compared to the same period a year ago as a result of higher levels of loan prepayment fees and the growth in SBA servicing fees.

As a result of funding limitations experienced by the SBA, a loan cap of $750 thousand was placed on 7(a) loans during the first quarter of 2004, compared to a cap of $2.0 million in 2003.  Although this cap was subsequently lifted in April 2004, the impact of the cap on the first quarter resulted in reduced originations, sales and resulting gains.   Net gains on SBA loan sales declined $81 thousand or 9.9 percent for the quarter, compared to the same period a year ago; as a result of lower origination volume due to the cap placed on the SBA 7a program.  The cap placed on the SBA 7a program resulted in lower originations in the first quarter and will likely effect originations and resulting gains in the second quarter.  SBA loan sales, all without recourse, totaled $7.6 million for the three months ended March 31, 2004, compared to $9.3 million for the three months ended March 31, 2003.

Other non-interest income remained flat for the three months ended March 31, 2004 and 2003.

Non-Interest Expense

	Three months ended March 31,
			Percent
(in thousands)	2004	2003	Change
Compensation and benefits	$2,239	$1,910	17.2%
Occupancy	529	478	10.7
Processing and communications	474	574	(17.4)
Furniture and equipment	263	241	9.1
Professional services	231	252	(8.3)
Loan servicing costs	180	120	50.0
Advertising	144	131	9.9
Deposit insurance	15	16	(6.3)
Other expenses	328	333	1.5
Total non-interest expense	$4,403	$4,055	8.6%

Compensation and benefits expense increased $329 thousand, or 17.2 percent, for the three months ended March 31, 2004, compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases, an increase in the number of employees, higher benefits costs and increased tax expense due to the exercise of Company stock options. Total employees amounted to 166 at March 31, 2004, compared to 160 at March 31, 2003.

Occupancy expense increased $51 thousand or 10.7 percent, for the three months ended March 31, 2004, compared to the same period a year ago. The increase for the three months ended March 31, 2003 was due to higher property taxes and property maintenance expenses and the opening of a new branch location.

Processing and communications expense decreased $100 thousand, or 17.4 percent, for the three months ended March 31, 2004, compared to the same period a year ago. The decrease is primarily the result of lower payroll processing costs and lower costs related to ordering and shipment of coin and currency.

Furniture and equipment expense increased $22 thousand, or 9.1 percent, for the three months ended March 31, 2004, compared to the same period a year ago. Such increase in furniture and equipment is primarily related to equipment depreciation, network and software maintenance costs.

Professional fees decreased $21 thousand, or 8.3 percent, for the three months ended March 31, 2004, compared to the same period a year ago.  The decrease for the three months ended March 31, 2004 is due to lower levels of legal fees in 2004 compared to 2003, which included fees related to the lawsuit initiated by Commerce Bank, N.A. See “Part II-Other Information-Item 1. Legal Proceedings”.

Loan servicing costs increased $60 thousand, or 50.0 percent for the three months ended March 31, 2004, compared to the same period a year ago.  The increase in loan servicing expenses for the three-month period is primarily related to higher legal and loan collection costs on non-performing loans.

Advertising expense increased $13 thousand or 9.9 percent for the three months ended March 31, 2004 compared to the same period a year ago.  This increase was due to increased marketing expenses related to new business generation; as well as, the promotion of our new Bridgewater, New Jersey branch.

Income Tax Expense

For the first quarter of 2004, the provision for income taxes was $652 thousand compared to $701 thousand for the same period a year ago. The current 2004 tax provision represents an effective tax rate of approximately 35 percent as compared 38 percent for the prior year. The reduction in the effective tax rate was the result of the realization of a prior period State tax asset valuation allowance during the quarter.  Management anticipates an effective rate of approximately 36 percent for the remainder of 2004.

Financial Condition at March 31, 2004

Total assets at March 31, 2004 were $473.3 million compared to $445.5 million a year ago and $467.4 million from year-end 2003. Compared to year-end 2003, total assets increased due to the temporary investment of excess liquidity from a $10 million repurchase agreement transaction and the sale of longer-term municipal securities into federal funds sold in order to position for a rising rate environment.

Securities

The Company’s security portfolio consists of available for sale and held to maturity investments.  The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, municipal securities, collateralized mortgage obligations and corporate and equity securities. Approximately 87 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of March 31, 2004, $6.0 million of securities were required to be pledged for governmental deposits.

Securities available for sale were $75.2 million at March 31, 2004, a decrease of $4.1 million from year-end 2003. During the first three months of 2004, $7.3 million of securities available for sale were purchased, offset by $5.6 million of maturities and paydowns and $6.6 million in securities sales. Security sales consisted primarily of longer-term municipal securities.  In addition, the market value of the portfolio appreciated $800 thousand from December 31, 2003.  Included in available for sale securities is a $1.0 million asset-backed security.  Although the Company continues to receive payments on this bond and the bond is rated A- by Moodys, the default rates on the underlying collateral continues to deteriorate and the certainty of future payments is not known.  As of March 31, 2004, the Company had recognized an impairment of $350 thousand on the security.  The weighted average life and modified duration of the AFS portfolio was 4.0 years and 3.3 years, respectively at March 31, 2004.  The yield on securities available for sale was 4.07 percent for the three months ended March 31, 2004, compared to 4.01 percent for the three months ended December 31, 2003.

Securities held to maturity were $12.4 million at March 31, 2004, a decrease of $678 thousand, or 5.2 percent, from year-end 2003. During the first three months of 2004, $667 thousand in principal payments were received on the portfolio.  There were no purchases, sales or maturities during the quarter.  The yield on securities held to maturity was 5.55 percent for the three months ended March 31, 2004 compared to 5.40 at December 31, 2003. As of March 31, 2004 and December 31, 2003, the market value of held to maturity securities was $12.8 million and $13.5 million, respectively.  The weighted average life and modified duration of the portfolio was 1.8 years and 1.7 years respectively, as of March 31, 2004.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $8.2 million or 2.4 percent to $331.5 million at March 31, 2004, from year-end 2003.  The composition and concentration of the loan portfolio remained virtually unchanged from year-end 2003 with a 57 percent commercial, 17 percent SBA, 15 percent residential mortgage and 11 percent consumer concentration.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $188.7 million at March 31, 2004 and were relatively flat compared to $188.2 million at year-end 2003. The yield on these commercial loans was 6.67 percent for the three months ended March 31, 2004 compared to 6.89 percent for the three months ended December 31, 2003.

SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans held to maturity amounted to $48.7 million at March 31, 2004, a decrease of $1.2 million from year-end 2003. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $7.6 million at March 31, 2004, a decrease of $6.4 million from year-end 2003. The SBA held for sale portfolio decreased due to reduced levels of SBA 7(a) loan origination volume as a result of the cap placed on the program. The cap placed on the SBA 7a program resulted in lower originations in the first quarter and will likely effect originations and resulting gains in the second quarter.  The yield on SBA loans, which are generally floating and tied to prime was 6.56 percent for the three months ended March 31, 2004 compared to 6.28 percent for the three months ended December 31, 2003.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $48.9 million at March 31, 2004, a decrease of $2.3 million from year-end 2003. The decrease in residential mortgages was a result of pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 5.65 percent for the three months ended March 31, 2004 compared to 5.84 percent for the three months ended December 31, 2003. The decrease in rate is attributed to the refinancing and prepayment of higher rate mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $37.6 million at March 31, 2004, an increase of $1.2 million from year-end December 2003. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 4.86 percent for the three months ended March 31, 2004, compared to 5.19 percent for the three months ended December 31, 2003.

The decline in yields seen throughout the loan portfolio reflect the declining interest rate environment.

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

Loans past due 90 days and still accruing interest are not included in non-performing loans. The Company had no loans 90 days past due and still accruing at March 31, 2004, compared to $1.9 million at December 31, 2003.

Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to ongoing internal reviews for credit quality conducted by an independent third party consultant.

The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended March 31, 2004 and 2003, and December 31, 2003:

Non-performing loans

(In thousands)	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003

Non-performing loans
SBA	$2,474	$3,175	$2,621
Commercial	1,387	1,568	296
Residential mortgage	687	458	434
Consumer	175	194	194
Total non-performing loans	4,723	5,395	3,545
OREO	338	327	257
Total Non-Performing Assets	$5,061	$5,722	$3,802

Past Due 90 days or more and still accruing interest
SBA	—	34	—
Commercial	—	1,842	2,124
Residential mortgage	—	—	—
Consumer	—	—	6
Total accruing loans 90 days or more past due	—	$1,876	2,130

Non-Performing assets to total assets	1.07%	1.22%	0.85%
Non-Performing assets to loans and OREO	1.53%	1.68%	1.19%

Allowance for loans losses as a percentage of non-performing loans	115.73%	99.20%	123.61%
Allowance for loan losses to total loans	1.65%	1.58%	1.38%

Non-performing assets amounted to $5.1 million at March 31, 2004, a decrease of $661 thousand from year-end 2003.  There were no loans past due 90 days or more and still accruing interest at March 31, 2004 compared to $1.9 million at December 31, 2003 and $2.1 million at March 31, 2003. Included in non-performing loans at March 31, 2004 are approximately $900 thousand of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $371 thousand in potential problem loans at March 31, 2004, compared to $1.0 million at December 31, 2003.

Allowance for Loan Losses

The allowance for loan losses totaled $5.5 million, $5.4 million, and $4.4 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively with resulting allowance to total loan ratios of 1.65 percent, 1.58 percent and 1.38 percent respectively. Net charge offs amounted to $136 thousand for the three months ended March 31, 2004, compared to $162 thousand for the three months ended March 31, 2003.

The following is a reconciliation summary of the allowance for loan losses for the three months ended March 31, 2004 and 2003:

Allowance for Loan Loss Activity

	Three months ended Mar 31
(In thousands)	2004	2003
Balance, beginning of period	5,352	4,094
Provision charged to expense	250	450

Charge-offs:
SBA	98	60
Commercial	181	144
Residential mortgage	—	—
Consumer	3	31
Total Charge-offs	282	235
Recoveries:
SBA	17	4
Commercial	125	50
Residential mortgage	—	—
Consumer	4	19
Total recoveries	146	73
Total net charge-offs	136	162
Balance, end of period	5,466	4,382
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.16%	0.21%
Allowance for loan losses to total loans at period end	1.65%	1.38%
Allowance for loan losses to non-performing loans	115.73%	123.61%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. In addition, emphasis is placed on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits decreased $5.7 million to $409.3 million at March 31, 2004 from $415.0 million at December 31, 2003. The decrease in deposits was primarily the result of a $9.3 million decrease in interest bearing checking, $1.8 million decrease in time deposits under $100 thousand and a $699 thousand decrease in savings deposits, partially offset by an increase in time deposits of $100 thousand or more.  This change was primarily the result of a $4.1 million decrease in Government deposits, which are very sensitive to price competition, to $32.5 million at March 31, 2004 as compared to $36.6 million at December 31, 2003.  The average rate paid on interest bearing deposits amounted to 1.68 percent at March 31, 2004 compared to 1.76 percent for the three months ended December 31, 2003.  The decrease in the cost of deposits from December 31, 2003 can be attributed to the re-pricing of higher priced time deposits during the first quarter of 2004.  Non-interest bearing demand deposits represented 21 percent of total deposits at March 31, 2004 and December 31, 2003.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $29.3 million at March 31, 2004, an increase of $10 million from December 31, 2003.  During the first quarter of 2004, the Company entered into a $10 million repurchase agreement with Citigroup Global Markets Inc. The borrowing has a term of 5 years, expiring on March 11, 2009 at a rate of 2.78 percent. The transaction is subject to acceleration if the 3-month London Inter bank overnight rate (“LIBOR”) is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.  In addition to the repurchase agreement, borrowed funds include a $10.0 million advance from the Federal Home Loan Bank (“FHLB”) and $9.3 million of subordinated debentures.  The 4.92% borrowing from the FHLB matures in 2010 and is callable at any time by the FHLB.  The subordinated debentures mature on September 26, 2032 but are redeemable in whole or part, prior to maturity but after September 26, 2007. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 3.40% and re-prices quarterly. The rate at March 31, 2004 was 4.51%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2004, is a decline of 0.75 percent in a rising rate environment and a decrease of 1.01 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2003 the economic value of equity with rate shocks of 200 basis points was a decline of 1.30 percent in a rising rate environment and a decrease of 0.4 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $45.3 million at March 31, 2004, an increase of $18.8 million from December 31, 2003. Net cash provided by operating activities for the three months ended March 31, 2004, amounted to $8.1 million, primarily from proceeds from the sales of SBA loans held for sale, net income from operations partially offset by originations of SBA loans held for sale. Net cash provided by investing activities amounted to $6.3 million for the three months ended March 31, 2004, primarily from the proceeds of maturities and sales of securities available for sale and a net decrease in loans, partially offset by security purchases and investments in premises and equipment.  Net cash provided by financing activities, amounted to $4.4 million for the three months ended March 31, 2004, attributable to increased borrowings partially offset by a decline in the deposit base.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At March 31, 2004, the Parent Company had $1.7 million in cash compared to $1.6 million at December 31, 2003.  The Parent Company had $404 thousand and $376 thousand in available for sale securities at March 31, 2004 and December 31, 2003, respectively. The slight increase in cash at the Parent Company was due to the exercise of employee stock options. The majority of expenses paid by the Parent Company are related to interest on $9.3 million of subordinated debentures.  Other expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At March 31, 2004, $12.6 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of March 31, 2004 amounted to approximately $44.9 million. An additional source of liquidity is Federal Funds sold, which were $35.3 million at March 31, 2004.

As of March 31, 2004, deposits included $32.5 million of Government deposits, as compared to $35.6 million at December 31, 2003.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the $32.5 million Government deposit portfolio is $30.8 million of deposits from six municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At March 31, 2004, the Bank had approximately $80.8 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $16.3 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2004
Leverage Ratio	41,539	9.03%	≥	18,404	4.00%	≥	23,005	5.00%
Tier I risk-based ratio	41,539	11.54%	≥	14,399	4.00%	≥	21,599	6.00%
Total risk-based ratio	46,039	12.79%	≥	28,798	8.00%	≥	35,998	10.00%
As of December 31, 2003
Leverage Ratio	40,268	9.02%	≥	17,857	4.00%	≥	22,321	5.00%
Tier I risk-based ratio	40,268	11.28%	≥	14,281	4.00%	≥	21,421	6.00%
Total risk-based ratio	44,731	12.53%	≥	28,561	8.00%	≥	35,702	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2004
Leverage Ratio	33,417	7.41%	≥	18,033	4.00%	≥	22,541	5.00%
Tier I risk-based ratio	33,417	9.31%	≥	14,361	4.00%	≥	21,542	6.00%
Total risk-based ratio	43,905	12.23%	≥	28,723	8.00%	≥	35,904	10.00%
As of December 31, 2003
Leverage Ratio	32,223	7.22%	≥	17,857	4.00%	≥	22,321	5.00%
Tier I risk-based ratio	32,223	9.05%	≥	14,249	4.00%	≥	21,373	6.00%
Total risk-based ratio	42,686	11.98%	≥	28,498	8.00%	≥	35,622	10.00%

Shareholders’ Equity

Shareholders’ equity increased $1.7 million, or 5.6 percent, to $32.5 million at March 31, 2004 compared to $30.8 million at December 31, 2003.  This increase was the result of $1.2 million in net income, a $485 thousand increase in accumulated other comprehensive income and $248 thousand in proceeds from stock options exercised, partially offset by $219 thousand in cash dividends declared during the first quarter.   The Company increased the dividend 33 percent to $0.04 from $0.03 per common share in the prior quarter.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of 2004, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (See Interest Rate Sensitivity in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Herein.)

ITEM 4.     Controls and Procedures

The Company’s Chief Executive Officer, President, and Chief Financial Officer with the participation of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584.44, interest, attorney’s fees and costs of suit. On March 12, 2004, the aforesaid Court granted Commerce Bank, N.A. partial summary judgment in the amount of $1,800,000 of its aforesaid claim.  The Bank intends to appeal such partial summary judgment. The Bank has a deposit account set aside to offset the aforesaid mentioned claim.  The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

On February 2, 2004, the Parent Company and the Bank were named as defendants (along with the Federal Deposit Insurance Corporation (“FDIC”)) in a lawsuit initiated by Robert J. Van Volkenburgh (Former Chairman of the Board and Chief Executive Officer of the Parent Company and the Bank as well as a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock) in the Superior Court of New Jersey, Hunterdon County alleging that: (i) the Parent Company and the Bank wrongfully terminated his Employment Agreement, and in connection with alleged wrongful termination, breached the terms of a Supplemental Executive Retirement Plan (“SERP”) established for the benefit of Mr. Van Volkenburgh in accordance with such Employment Agreement; and (ii) the Parent Company and the Bank breached the terms of an August 14, 2000 agreement entered into with Mr. Van Volkenburgh where under, among other things, he resigned his positions with the Parent Company and the Bank.  Mr. Van Volkenburgh filed such complaint in the Superior Court of New Jersey, Law Division, Hunterdon County against the Parent Company, the Bank and the FDIC seeking money damages alleged to be due under his Employment Agreement and the related SERP, as well as other relief.  Based solely upon the allegations of that complaint, Mr. Van Volkenburgh claims that he is entitled to  (i) payment of his last annual salary of $280,000 for each of three years plus other amounts, (ii) payment of 60% of that annual salary for each of 20 additional years, and (iii) attorney’s fees, costs, interest and punitive damages.  Mr. Van Volkenburgh also seeks various declaratory relief relative to the FDIC’s jurisdiction over certain aspects of the dispute.  Mr. Van Volkenburgh previously filed a similar complaint in the Superior Court of New Jersey, which complaint was voluntarily dismissed in September 2002.  The Parent Company and the Bank expressly deny any liability to Mr. Van Volkenburgh under the Employment Agreement, the SERP, any other contractual, common law or statutory basis, or otherwise, and intend to assert a variety of substantive defenses to Mr. Van Volkenburgh’s claim.  The Parent Company and the Bank have filed a motion to dismiss Mr. Van Volkenburgh’s complaint because, among other reasons, payment of the amounts sought by Mr. Van Volkenburgh cannot be made without regulatory approval which, the Parent Company and the Bank believe, will not be forthcoming under the pertinent factual circumstances.  The Parent Company and the Bank have reviewed the relevant circumstances and believe that they acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – None

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

During the quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K.

The Current Report on Form 8-K dated March 22, 2004 under “Item 5. Other Events and Required Regulation FD Disclosure” incorporating the press release announcing a $.04 per common share dividend payable April 30, 2004 to shareholders of record as of April 15, 2004.

The Current Report on Form 8-K dated February 2, 2004 under “Item 5. Other Events and Required Regulation FD Disclosure” incorporating a press release which includes the President’s Message dated January 31, 2004.

The Current Report on Form 8-K dated January 26, 2004, under “Item 5. Other Events and Required Regulation FD Disclosure” incorporating the press release announcing the Registrant’s earnings for the year 2003 and the fourth quarter of 2003 which included Consolidated Financial Highlights, Balance Sheets and Statements of Income as of December 31, 2002, September 30, 2003, and December 31, 2003, respectively, and for the three months ended December 31, 2002, September 30, 2003 and December 31, 2003, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated: May 13, 2004	By:	/s/ Alan J. Bedner, Jr.
ALAN J. BEDNER, JR
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

31.1	Exhibit 31.1-Certification of David D. Dallas Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Exhibit 31.2-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Exhibit 32.1-Certification of David D. Dallas, James A. Hughes and  Alan J. Bedner, Jr, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.