Form 10-Q
period 2004-06-30
UNITY BANCORP INC /DE/
filed 2004-08-13
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 11, 2004: common stock, no par value:  5,760,582 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(in thousands)	06/30/04	12/31/03	06/30/03
Assets
Cash and due from banks	$11,161	$11,915	$14,907
Federal funds sold and interest bearing deposits	21,655	14,500	19,000
Securities:
Available for sale	87,558	79,277	58,731
Held to maturity (market value of $23,091, $13,457 and $21,761, respectively)	22,974	13,070	21,053
Total securities	110,532	92,347	79,784
Loans:
SBA held for sale	7,353	14,014	12,176
SBA held to maturity	50,995	49,983	51,319
Commercial	190,542	188,197	182,113
Residential mortgage	50,276	51,176	47,198
Consumer	38,391	36,385	32,415
Total loans	337,557	339,755	325,221
Less: Allowance for loan losses	5,599	5,352	4,649
Net loans	331,958	334,403	320,572
Premises and equipment, net	6,888	5,979	8,475
Accrued interest receivable	2,420	2,389	2,397
Loan servicing asset	1,548	1,063	561
Other assets	5,067	4,823	3,353
Total assets	$491,229	$467,419	$449,049
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$93,206	$86,802	$90,593
Interest bearing checking	199,075	199,510	183,068
Savings deposits	44,525	38,447	36,452
Time deposits, under $100,000	67,279	66,595	66,389
Time deposits, $100,000 and over	25,283	23,628	20,596
Total deposits	429,368	414,982	397,098
Borrowed funds	20,000	10,000	12,717
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	172	185	200
Accrued expense and other liabilities	588	2,211	517
Total liabilities	$459,407	$436,657	$419,811
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	33,659	31,989	31,827
Retained earnings (deficit)	—	(746)	(2,639)
Accumulated other comprehensive (loss) income	(1,837)	(481)	50
Total Shareholders’ Equity	31,822	$30,762	29,238
Total Liabilities and Shareholders’ Equity	$491,229	$467,419	$449,049

Issued common shares	5,754	5,686	5,663
Outstanding common shares	5,754	5,686	5,663

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Interest income:
Fed funds sold and interest on deposits	$87	$41	$119	$57
Securities:
Available for sale	833	559	1,590	1,104
Held to maturity	156	282	333	589
Total securities	989	841	1,923	1,693
Loans:
SBA loans	947	1,019	1,966	2,061
Commercial loans	3,080	3,263	6,176	6,282
Residential mortgage loans	643	763	1,346	1,640
Consumer loans	442	363	884	747
Total loan interest income	5,112	5,408	10,372	10,730
Total interest income	6,188	6,290	12,414	12,480
Interest expense:
Interest bearing demand deposits	684	683	1,314	1,471
Savings deposits	118	102	225	208
Time deposits	590	667	1,208	1,411
Borrowed funds and subordinated debentures	302	307	555	608
Total interest expense	1,694	1,759	3,302	3,698
Net interest income	4,494	4,531	9,112	8,782
Provision for loan losses	250	400	500	850
Net interest income after provision for loan losses	4,244	4,131	8,612	7,932
Non-interest Income:
Service charges on deposit accounts	483	523	889	1,093
Service and loan fee income	510	484	981	905
Gain on sale of SBA loans, net	669	687	1,407	1,506
Net security gains	18	45	71	128
Other income	215	249	428	463
Total non-interest income	1,895	1,988	3,776	4,095
Non-interest expense:
Compensation and benefits	2,060	1,952	4,299	3,862
Occupancy	511	460	1,040	938
Processing and communications	475	548	949	1,122
Furniture and equipment	258	278	521	519
Professional services	161	195	392	447
Loan servicing costs	156	166	336	286
Advertising	111	144	255	275
Deposit insurance	16	15	31	31
Other expenses	271	443	599	776
Total non-interest expense	4,019	4,201	8,422	8,256
Net income before provision for income taxes	2,120	1,918	3,966	3,771
Provision for income taxes	773	703	1,425	1,404
Net income	$1,347	$1,215	$2,541	$2,367

Net income per common share - Basic	$0.23	$0.21	$0.44	$0.42
Net income per common share - Diluted	0.22	0.21	0.42	0.40
Weighted average shares outstanding – Basic	5,752	5,663	5,744	5,663
Weighted average shares outstanding – Diluted	6,115	5,891	6,109	5,922

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2004 and 2003

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2002	5,663	$31,827	$(5,006)	$285	$27,106
Comprehensive income:
Net Income		—	2,367	—	2,367
Unrealized holding loss on securities arising during the period, net of tax benefit of $95				(156)
Less: reclassification adjustment for gains included in net income, net of tax of $49				79
Net unrealized holding loss on securities arising during the period, net of tax benefit of $144		—	—	(235)	(235)
Total comprehensive income		—	—	—	2,132
Balance, June 30, 2003	5,663	$31,827	$(2,639)	$50	$29,238

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2003	5,686	$31,989	$(746)	$(481)	$30,762
Comprehensive income:
Net Income		—	2,541	—	2,541
Unrealized holding loss on securities arising during the period, net of tax benefit of $804				(1,312)
Less: reclassification adjustment for gains included in net income, net of tax of $27				44
Net unrealized holding loss on securities arising during the period, net of tax benefit of $831		—	—	(1,356)	(1,356)
Total comprehensive income		—	—	—	1,185
Cash dividends declared on common stock of $.08 per share		—	(449)	—	(449)
5% Stock Dividend, including cash-in-lieu of fractional shares		1,342	(1,346)		(4)
Stock options exercised	68	328	—	—	328
Balance, June 30, 2004	5,754	$33,659	$—	$(1,837)	$31,822

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
(In thousands)	2004	2003
Operating activities:
Net income	$2,541	$2,367
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	500	850
Depreciation and amortization	387	479
Net gain on sale of securities	(71)	(448)
Write-down on AFS security	—	300
Gain on sale of SBA loans held for sale	(1,407)	(1,506)
Origination of SBA loans held for sale	(8,359)	(14,650)
Proceeds from the sale of SBA loans	16,427	18,376
Net change in other assets and liabilities	(1,822)	(2,410)
Net cash provided by operating activities	8,196	3,358
Investing activities:
Purchases of securities held to maturity	(13,977)	(2,216)
Purchases of securities available for sale	(29,769)	(42,322)
Maturities and principal payments on securities held to maturity	4,048	7,347
Maturities and principal payments on securities available for sale	12,383	23,201
Proceeds from sale of securities available for sale	7,097	16,108
Purchases of loans	(1,753)	(3,835)
Proceeds from the sale of other real estate owned	189	—
Net increase in loans	(3,040)	(12,223)
Purchases of premises and equipment	(1,302)	(210)
Net cash used in investing activities	(26,124)	(14,150)
Financing activities:
Net increase in deposits	14,386	14,513
Net increase (decrease) in borrowings	10,000	(51)
Proceeds from the issuance of common stock	328	—
Dividends paid	(385)	—
Net cash provided by financing activities	24,329	14,462
Increase in cash and cash equivalents	6,401	3,670
Cash and cash equivalents at beginning of year	26,415	30,237
Cash and cash equivalents at end of period	$32,816	$33,907
Supplemental disclosures:
Cash:
Interest paid	$3,315	$3,778
Income taxes paid	2,431	2,578
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	59	186

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2004

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of their underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.   On May 27, 2004 the Company announced a 5% stock distribution payable on June 30, 2004 to all shareholders of record as of June 15, 2004 and accordingly, all share amounts have been restated to include the effect of the distribution.

Proforma

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$1,347	$1,215	$2,541	$2,367
Pro forma	1,301	1,167	2,449	2,271
Income per share:
As reported:
Basic	$0.23	$0.21	$0.44	$0.42
Diluted	0.22	0.21	0.42	0.40
Pro forma
Basic	$0.23	$0.21	$0.43	$0.40
Diluted	0.21	0.20	0.40	0.38

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

On February 2, 2004, the Parent Company and the Bank were named as defendants (along with the Federal Deposit Insurance Corporation (“FDIC”)) in a lawsuit initiated by Robert J. Van Volkenburgh (former Chairman of the Board and Chief Executive Officer of the Parent Company and the Bank as well as a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock) in the Superior Court of New Jersey, Hunterdon County alleging that: (i) the Parent Company and the Bank wrongfully terminated his Employment Agreement, and in connection with alleged wrongful termination, breached the terms of a Supplemental Executive Retirement Plan (“SERP”) established for the benefit of Mr. Van Volkenburgh in accordance with such Employment Agreement; and (ii) the Parent Company and the Bank breached the terms of an August 14, 2000 agreement entered into with Mr. Van Volkenburgh where under, among other things, he resigned his positions with the Parent Company and the Bank.  Mr. Van Volkenburgh filed such complaint in the Superior Court of New Jersey, Law Division, Hunterdon County against the Parent Company, the Bank and the FDIC seeking money damages alleged to be due under his Employment Agreement and the related SERP, as well as other relief.  Based solely upon the allegations of that complaint, Mr. Van Volkenburgh claims that he is entitled to (i) payment of his last annual salary of $280,000 for each of three years plus other amounts, (ii) payment of 60% of that annual salary for each of 20 additional years, and (iii) attorney’s fees, costs, interest and punitive damages.  Mr. Van Volkenburgh also seeks various declaratory relief relative to the FDIC’s jurisdiction over certain aspects of the dispute.  Mr. Van Volkenburgh previously filed a similar complaint in the Superior Court of New Jersey, which complaint was voluntarily dismissed in September 2002.  The Parent Company and the Bank expressly deny any liability to Mr. Van Volkenburgh under the Employment Agreement, the SERP, any other contractual, common law or statutory basis, or otherwise, and intend to assert a variety of substantive defenses to Mr. Van Volkenburgh’s claim.  The Parent Company and the Bank have filed a motion to dismiss Mr. Van Volkenburgh’s complaint because, among other reasons, payment of the amounts sought by Mr. Van Volkenburgh cannot be made without regulatory approval which, the Parent Company and the Bank believe, will not be forthcoming under the pertinent factual circumstances.  Management has reviewed the relevant circumstances and believe that they acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.  The Parent Company, the Bank and Mr. Van Volkenburgh have commenced settlement discussions with respect to Mr. Van Volkenburgh’s claims but there can be no assurance that such discussions will result in a final settlement of such claims.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period utilizing the Treasury stock method. On May 27, 2004 the Company announced a 5% stock distribution payable on June 30, 2004 to all shareholders of record as of June 15, 2004 and accordingly, all share amounts have been restated to include the effect of the distribution.  The distribution was recorded at fair value to the extent of available retained earnings.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net Income to common shareholders	$1,347	$1,215	$2,541	$2,367
Basic weighted-average common shares outstanding	5,752	5,663	5,744	5,663
Plus: Common stock equivalents	363	228	365	259
Diluted weighted –average common shares outstanding	6,115	5,891	6,109	5,922
Net Income per Common share:
Basic	$0.23	$0.21	$0.44	$0.42
Diluted	0.22	0.21	0.42	0.40

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

Under the above accounting literature, the Company was required to de-consolidate its investment in Unity (NJ) Statutory Trust I at December 31, 2003.  The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities of Unity (NJ) Statutory Trust I resulted in the $9.0 million of trust preferred securities being classified and characterized as subordinated debentures that were issued from the Parent Company to the Bank and a $279 thousand equity investment for all periods presented.  In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the redeemable subordinated debentures in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  There can be no assurance that the Federal Reserve will continue to allow institutions to include redeemable subordinated debentures in Tier I capital for regulatory purposes.  As of June 30, 2004, assuming the Company was not allowed to include the redeemable subordinated securities issued by Unity (NJ) Statutory Trust I in Tier I capital, the Company would remain “well capitalized.”

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

Net income for the three months ended June 30, 2004, was $1.3 million, an increase of $132 thousand or 10.9 percent, compared to a net income of $1.2 million for the same period in 2003.  Net income increased to $0.23 per basic share and $0.22 per diluted common share for the second quarter of 2004 compared to $0.21 per basic share and $0.21 per diluted common share for the same period in 2003. On May 27, 2004 the Company announced a 5% stock distribution payable on June 30, 2004 to all shareholders of record as of June 15, 2004 and accordingly, all share amounts have been restated to include the effect of the distribution.  The improved operating result for the three months ended June 30, 2004 were primarily the result of cost control initiatives and a lower provision for loan losses, offset in part by lower net interest income and noninterest income.

For the six months ended June 30, 2004, net income was $2.5 million, an increase of $174 thousand or 7.4 percent, compared to a net income of $2.4 million for the same period in 2003.  Net income per basic share increased to $0.44 and $0.42 per diluted common share for the six months ended June 30, 2004 compared to $0.42 per basic share and $0.40 per diluted common share for the same period in 2003.  The improved operating results for the six months ended June 30, 2004 were primarily the result of increased net interest income and a reduced provision for loan losses, offset in part by increased operating expenses and reduced non-interest income compared to the prior year’s period.

The following are key performance indicators for the three month and six month periods ended June 30, 2004, and 2003.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2004	2003	2004	2003
Net Income	$1,347	$1,215	$2,541	$2,367
Net Income per common share-basic	0.23	0.21	0.44	0.42
Net Income per common share-diluted	0.22	0.21	0.42	0.40
Performance Ratios:
Return on average assets	1.13%	1.11%	1.08%	1.10%
Return on average common equity	17.24	17.14	16.19	17.19
Efficiency ratio*	63.08	64.81	65.71	64.72

*The efficiency ratio is calculated by taking total non-interest expenses, divided by total interest income plus total non-interest income less securities gains.

Net interest income totaled $4.49 million for the quarter ended June 30, 2004, a decrease of $37 thousand, or 0.8 percent, compared to $4.53 million from the same period a year ago.  Net interest margin (net interest income as a percentage of average interest earning assets) declined 45 basis points to 3.94 percent for the quarter compared to 4.39 percent for the same period a year ago.  The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.55 percent for the three months ended June 30, 2004 compared to 3.98 percent for the same period a year ago.  For the six months ended June 30, 2004, net interest income was $9.11 million, an increase of $330 thousand or 3.8 percent, compared to $8.78 million during the same period a year ago.  The net interest margin declined 22 basis points to 4.07 percent for the six months ended June 30, 2004 compared to the same period a year ago.  The lower net interest margin for the three and six month periods ended June 30, 2004 were primarily the result of higher yielding assets re-pricing in a lower rate environment along with holding higher levels of lower yielding federal funds sold.

Non-interest income was $1.90 million for the three months ended June 30, 2004, a decrease of $93 thousand from the three months ended June 30, 2003. For the six months ended June 30, 2004, non-interest income fell $319 thousand or 7.8 percent from the six month period ended June 30, 2003 to $3.78 million.  These declines were due to lower levels of gains on the sale of Small Business Administration (“SBA”) loans and lower levels of overdraft fees partially offset by the increase in loan prepayment fees. As a result of funding limitations experienced by the SBA, a loan cap of $750 thousand was placed on 7(a) loans during the first quarter of 2004, compared to a cap of $2.0 million in 2003.  Although this cap was subsequently lifted in April 2004, the impact of the cap on the first and second quarters resulted in reduced sales and resulting gains.

Non-interest expense was $4.02 million for the three months ended June 30, 2004, a decrease of $182 thousand or 4.3 percent compared to $4.20 million for the same period a year ago.  The decrease was due primarily to decreased processing and communication, advertising, professional services and equipment expenses, partially offset by increased compensation and benefits expense.    For the six-month period ended June 30, 2004, non-interest expense increased $166 thousand or 2.0 percent from the six-month period ended June 30, 2003 to $8.4 million.  The increase was due primarily to increased compensation, occupancy and loan servicing costs offset by lower processing and communication, advertising, professional services and other operating expenses.

During the second quarter of 2004, the Company recorded income tax expense of $773 thousand compared to $703 thousand for the same period a year ago.  Year to date, the Company has recorded income tax expense of $1.4 million which is flat compared to the first six months of 2003.  The current 2004 tax provision represents an effective tax rate of approximately 36.0 percent as compared to 37.0 percent for 2003.

Net Interest Income

Tax-equivalent interest income was $6.20 million for the three months ended June 30, 2004, a decrease of $95 thousand or 1.5 percent, compared to $6.30 million a year ago.  Of the $95 thousand decrease in interest income, $420 thousand is attributable to a reduction in the yield on earning assets, offset in part by an increase of $325 thousand due to an increase in the volume of earning assets. This reduction in interest income is primarily attributed to a lower yield on the loan portfolio and carrying a higher average balance of federal funds and interest bearing deposits with banks.  During the second quarter of 2004, interest-earning assets averaged $457.5 million, an increase of $43.9 million, or 10.6 percent, compared to the prior year period. The increase in average earning assets consisted of a $16.9 million increase in average federal funds sold and interest-bearing deposits with banks; a $15.8 million increase in average securities and an $11.2 million increase in average loans. The rate earned on interest-earning assets decreased 66 basis points to 5.44 percent for the three months ended June 30, 2004, compared to the same period a year ago due to higher yielding assets re-priced at lower rates.  The rate earned on average loans fell 56 basis points to 6.14 percent for the quarter compared to 6.70 percent for the same period a year ago while the rate earned on federal funds sold and interest-bearing deposits fell 24 basis points to 1.25 percent during the same period.  The rate earned on the securities portfolio remained virtually unchanged at 4.22 percent and 4.28 percent, respectively for the quarters ended June 30, 2004 and 2003.

Interest expense was $1.69 million for the three months ended June 30, 2004, a decrease of $65 thousand or 3.7 percent, compared to $1.76 million for the same period a year ago.  The rate paid on interest bearing liabilities decreased 23 basis points to 1.89 percent for the three months ended June 30, 2004 from 2.12 percent in the same period in 2003.  The reduced interest expense was primarily due to the Company reducing rates on its deposit base partially offset by higher balances of interest bearing liabilities.  Interest-bearing liabilities averaged $359.7 million for the three months ended June 30, 2004, an increase of $27.4 million, or 8.2 percent, compared to $332.4 million for the prior year period. Total interest-bearing deposits were $330.5 million on average, an increase of $20.0 million or 6.4 percent compared to $310.5 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in all categories of deposits with the majority of the growth coming in interest bearing checking accounts.   During the quarter, average borrowed funds increased $7.4 million to $29.3 million while the related cost declined 147 basis points due to the addition of a $10 million repurchase agreement at 2.78 percent during the first quarter.  Of the $65 thousand decline in interest expense $232 thousand is due to a decline in yield partially offset by a $167 thousand increase related to an increase in average interest bearing liabilities.

Tax-equivalent net interest income was $4.51 million for the three months ended June 30, 2004, a decrease of $30 thousand, or 0.7 percent, compared to $4.54 million from the same period a year ago.  Net interest margin (net interest income as a percentage of average interest earning assets) narrowed 45 basis points to 3.94 percent compared to 4.39 percent for the same period a year ago.  The weakened net interest margin was primarily the result of the reduction in yield on the loan portfolio and carrying a higher volume of federal funds and interest bearing deposits with banks primarily offset by higher balances in demand deposits.  The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.55 percent for the three months ended June 30, 2004 compared to 3.98 percent for the same period a year ago.

Tax-equivalent interest income was $12.46 million for the six months ended June 30, 2004, a decrease of $29 thousand or 0.2 percent, compared to $12.49 million for the six months ended June 30, 2003.  The decrease in interest income was attributed to the re-pricing of the loan portfolio.  Of the $29 thousand decrease in interest income, $686 thousand is attributable to a reduction in the yield on earning assets, offset in part by an increase of $657 thousand due to an increase in the volume of earning assets. During the first six months of 2004, interest-earning assets averaged $449.5 million, an increase of $39.6 million, or 9.7 percent, compared to the prior year period. The increase in average earning assets consisted of an $11.4 million increase in average loans; a $14.6 million increase in average securities and a $13.6 million increase in average federal funds sold and interest-bearing deposits with banks. The rate earned on interest-earning assets decreased 56 basis points to 5.56 percent for the six months ended June 30, 2004, compared to the same period a year ago due to the re-pricing of assets.  The rate earned on average loans fell 46 basis points to 6.25 percent for the period compared to 6.71 percent for the same period a year ago while the rate earned on federal funds sold and interest-bearing deposits fell 25 basis points to 1.07 percent during the same period.  The rate earned on the securities portfolio fell slightly to 4.19 percent from 4.28 percent, respectively for the six months ended June 30, 2004 and 2003.

Interest expense was $3.30 million for the six months ended June 30, 2004, a decrease of $396 thousand or 10.7 percent, compared to $3.70 million for the same period a year ago.  Such decrease in interest expense was due to the Company reducing the amount paid on interest bearing deposits and borrowing additional funds at reduced rates.  The rate paid on interest bearing liabilities decreased 40 basis points to 1.86 percent for the six months ended June 30, 2004 from 2.26 percent in the same period in 2003.  The reduced interest expense was primarily due to lower rates paid on interest bearing deposits offset by a higher volume of interest bearing liabilities.  Interest-bearing liabilities averaged $356.2 million for the six months ended June 30, 2004, an increase of $25.6 million, or 7.7 percent, compared to $330.6 million for the prior year period. Total interest-bearing deposits were $330.0 million on average, an increase of $21.3 million or 6.9 percent compared to $308.7 million from the same period a year ago. The increase in average interest-bearing deposits was as a result of increases in all categories of deposits with the majority of the growth coming in interest bearing checking accounts.   For the six months ended June 30, 2004, average borrowed funds increased $4.3 million to $26.2 million while the related cost declined 134 basis points due to the addition of a $10 million repurchase agreement at 2.78 percent.  Of the $396 thousand decline in interest expense $689 thousand is due to a decline in rate partially offset by a $293 thousand increase related to an increase in average interest bearing liabilities.

Tax-equivalent net interest income was $9.16 million for the six months ended June 30, 2004, an increase of $367 thousand, or 4.2 percent, compared to $8.79 million from the same period a year ago.  Net interest margin narrowed 22 basis points to 4.07 percent compared to 4.29 percent for the same period a year ago.  The weakened net interest margin was primarily the result of the reduction in yield on the loan portfolio and a higher volume of federal funds and interest bearing deposits with banks.  The net interest spread was 3.70 percent for the six months ended June 30, 2004 compared to 3.86 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2004			June 30, 2003
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$27,978	$87	1.25%	$11,058	$41	1.49%
Securities:
Available for sale	83,298	848	4.07	56,557	567	4.01
Held to maturity	11,897	156	5.25	22,865	282	4.93
Total securities	95,195	1,004	4.22	79,422	849	4.28
Loans, net of unearned discount:
SBA loans	59,491	947	6.37	65,950	1,019	6.18
Commercial	189,676	3,080	6.53	176,984	3,263	7.39
Residential Mortgages	47,478	643	5.42	50,050	763	6.10
Consumer	37,730	442	4.71	30,198	363	4.82
Total loans	334,375	5,112	6.14	323,182	5,408	6.70
Total interest-earning assets	457,548	6,203	5.44	413,662	6,298	6.10
Noninterest-earning assets:
Cash and due from banks	12,143			14,964
Allowance for loan losses	(5,598)			(4,591)
Other assets	14,085			14,216
Total noninterest-earning assets	20,630			24,589
Total Assets	$478,178			$438,251

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$195,432	684	1.41	$184,592	683	1.48
Savings deposits	41,364	118	1.15	36,001	102	1.14
Time deposits	93,669	590	2.53	89,898	667	2.98
Total interest-bearing deposits	330,465	1,392	1.69	310,491	1,452	1.88
Borrowed funds and subordinated debentures	29,279	302	4.15	21,902	307	5.62
Total interest-bearing liabilities	359,744	1,694	1.89	332,393	1,759	2.12
Noninterest-bearing liabilities:
Demand deposits	85,559			76,168
Other liabilities	1,446			1,265
Total noninterest-bearing liabilities	87,005			77,433
Shareholders’ equity	31,429			28,425
Total Liabilities and Shareholders’ Equity	$478,178			$438,251

Net interest spread		4,509	3.55%		4,539	3.98%
Tax-equivalent basis adjustment		(15)			(8)
Net interest income		$4,494			$4,531
Net interest margin			3.94%			4.39%

	Six months ended
	June 30, 2004			June 30, 2003
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$22,291	$119	1.07%	$8,692	$57	1.32%
Securities:
Available for sale	81,700	1,635	4.00	55,141	1,112	4.03
Held to maturity	12,343	333	5.40	24,331	589	4.84
Total securities	94,043	1,968	4.19	79,472	1,701	4.28
Loans, net of unearned discount:
SBA loans	60,822	1,966	6.46	67,290	2,061	6.13
Commercial	186,225	6,176	6.67	172,286	6,282	7.35
Residential Mortgages	49,132	1,346	5.48	52,771	1,640	6.22
Consumer	36,943	884	4.81	29,370	747	5.13
Total loans	333,122	10,372	6.25	321,717	10,730	6.71
Total interest-earning assets	449,456	12,459	5.56	409,881	12,488	6.12
Noninterest-earning assets:
Cash and due from banks	14,216			14,995
Allowance for loan losses	(5,580)			(4,465)
Other assets	14,561			13,636
Total noninterest-earning assets	23,197			24,166
Total Assets	$472,653			$434,047

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$193,838	1,314	1.36	$181,637	1,471	1.63
Savings deposits	40,630	225	1.11	35,367	208	1.19
Time deposits	95,576	1,208	2.54	91,729	1,411	3.10
Total interest-bearing deposits	330,044	2,747	1.67	308,733	3,090	2.02
Borrowed funds and subordinated debentures	26,195	555	4.26	21,905	608	5.60
Total interest-bearing liabilities	356,239	3,302	1.86	330,638	3,698	2.26
Noninterest-bearing liabilities:
Demand deposits	83,251			74,539
Other liabilities	1,608			1,096
Total noninterest-bearing liabilities	84,859			75,635
Shareholders’ equity	31,555			27,774
Total Liabilities and Shareholders’ Equity	$472,653			$434,047

Net interest spread		9,157	3.70%		8,790	3.86%
Tax-equivalent basis adjustment		(45)			(8)
Net interest income		$9,112			$8,782
Net interest margin			4.07%			4.29%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended June 30, 2004 versus June 30, 2003			Six months ended June 30, 2004 versus June 30, 2003
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$(102)	$30	$(72)	$(203)	$108	$(95)
Commercial	219	(402)	(183)	494	(600)	(106)
Residential mortgage	(38)	(82)	(120)	(108)	(186)	(294)
Consumer	87	(8)	79	186	(49)	137
Total Loans	166	(462)	(296)	369	(727)	(358)

Available for sale securities	282	(1)	281	531	(8)	523
Held to maturity securities	(177)	51	(126)	(318)	62	(256)
Federal funds sold and interest bearing deposits	54	(8)	46	75	(13)	62
Total Interest Earning assets	325	(420)	(95)	657	(686)	(29)

Interest Expense
Interest bearing checking	36	(35)	1	96	(253)	(157)
Savings deposits	16	—	16	31	(14)	17
Time deposits	27	(104)	(77)	58	(261)	(203)
Total Interest Bearing Deposits	79	(139)	(60)	185	(528)	(343)
Borrowings	88	(93)	(5)	108	(161)	(53)
Total interest-bearing liabilities	167	(232)	(65)	293	(689)	(396)
Net interest income	$158	$(188)	$(30)	$364	$3	$367
Tax equivalent adjustment			(7)			(37)
Increase in net interest income			$(37)			$330

Provision for Loan Losses

The provision for loan losses was $250 thousand for the three months ended June 30, 2004, a decrease of $150 thousand, compared to $400 thousand for the same period a year ago. The decrease from a year ago was primarily attributable to lower levels of net charge offs during the second quarter of 2004 compared to the comparable quarter a year ago.  The provision for loan losses was consistent with the prior quarters level.

For the six months ended June 30, 2004, the provision for loan losses was $500 thousand, a decrease of $350 thousand, compared to $850 thousand for the same period a year ago.  This decrease was also due primarily to a lower level of net charge offs for the six months ended June 30, 2004 compared to the same period a year ago.  (See Financial Condition-Asset Quality.)  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under managements assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2004	2003	Percent Change	2004	2003	Percent Change
Service charges on deposit accounts	$483	$523	(7.6)%	$889	$1,093	(18.7)%
Service and loan fee income	510	484	5.4	981	905	8.4
Gains on sale of SBA loans, net	669	687	(2.6)	1,407	1,506	(6.6)
Net security gains	18	45	NM	71	128	NM
Other income	215	249	(13.7)	428	463	(7.6)
Total non-interest income	$1,895	$1,988	(4.7)%	$3,776	$4,095	(7.8)%

NM = Not meaningful

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $1.9 million for the three months ended June 30, 2004, a decrease of $93 thousand compared with the same period in 2003.   For the six months ended June 30, 2004, non-interest income decreased $319 thousand compared to the same period in 2003.

Service charges on deposit accounts decreased $40 thousand or 7.6 percent for the three months ended June 30, 2004 and decreased $204 thousand or 18.7 percent for the six months ended June 30, 2004 when compared to the same period a year ago.  These decreases were a result of lower levels of overdraft fees due to the Company choosing to mitigate overdraft risk with certain customers partially offset by an increase in service charge income due to the increase in the deposit base.

Service and loan fee income increased $26 thousand or 5.4 percent for the three months ended June 30, 2004 and increased $76 thousand or 8.4 percent for the six months ended June 30, 2004 when compared to the same period a year ago.  The increase in loan and servicing fees during these periods was a result of higher levels of loan prepayment fees and the growth in SBA servicing fees.

As a result of funding limitations experienced by the SBA, a loan cap of $750 thousand was placed on 7(a) loans during the first quarter of 2004, compared to a cap of $2.0 million in 2003.  Although this cap was subsequently lifted in April 2004, the impact of the cap on the first and second quarters resulted in reduced originations, sales and resulting gains.   Gains on sale of SBA loans declined $18 thousand or 2.6 percent for the quarter and declined $99 thousand or 6.6 percent compared to the same period a year ago; as a result of lower origination volume due to the cap placed on the SBA 7a program.  SBA loan sales, all without recourse, totaled $7.4 million for the three months end, and $15.0 million for the six months ended June 30, 2004, compared to $7.8 million and $16.8 million, respectively for the same periods a year ago.

Net security gains decreased $27 thousand for the three months ended June 30, 2004, compared to the same period a year ago, and decreased $57 thousand for the six months ended June 30, 2004, compared to the same period a year ago. During the second quarter of 2003, the Company realized a $300 thousand valuation write-down on a $1.0 million asset-backed AFS security.  Although the Company continues to receive all contractual payments, and the bond is rated B2 by Moody’s, the default rates on the underlying collateral is higher than anticipated. If the underlying collateral continues to deteriorate, the future market value of the bond may be impaired.

Other non-interest income decreased $34 thousand for the three months ended June 30, 2004, compared with 2003 and decreased $35 thousand for the six months then ended, compared with the same period a year ago. The decrease was primarily due to an decrease in commercial loan referral fees.

Non-Interest Expense

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2004	2003	Percent Change	2004	2003	Percent Change
Compensation and benefits	$2,060	$1,952	5.5%	$4,299	$3,862	11.3%
Occupancy	511	460	11.1	1,040	938	10.9
Processing and communications	475	548	(13.3)	949	1,122	(15.4)
Furniture and equipment	258	278	(7.2)	521	519	0.4
Professional services	161	195	(17.4)	392	447	(12.3)
Loan servicing costs	156	166	(6.0)	336	286	17.5
Advertising	111	144	(22.9)	255	275	(7.3)
Deposit insurance	16	15	6.7	31	31	—
Other expenses	271	443	(38.8)	599	776	(22.8)
Total non-interest expense	$4,019	$4,201	(4.3)%	$8,422	$8,256	2.0%

Compensation and benefits expense increased $108 thousand, or 5.5 percent, for the three months ended June 30, 2004 and increased $437 thousand or 11.3 percent for the six month period ended June 30, 2004 compared to the same periods a year ago. The increase in compensation and benefits was a result of merit increases, increased taxes related to higher salary expense and higher benefits costs. Total full time equivalent employees amounted to 158 at June 30, 2004, compared to 171 at June 30, 2003.

Occupancy expense increased $51 thousand or 11.1 percent, for the three months ended June 30, 2004 compared to the same period a year ago, and increased $102 thousand or 10.9 percent for the six months ended June 30, 2004 compared to the same period a year ago. The increase for the three months and six months ended June 30, 2004 was due to higher rental expense, leasehold improvements, property taxes and property maintenance related expense.  A portion of these expenses was related to the opening of a new branch in Bridgewater, New Jersey in the fourth quarter of 2003.

Processing and communications expense decreased $73 thousand, or 13.3 percent, for the three months ended June 30, 2004 compared to the same period a year ago, and decreased $173 thousand or 15.4 percent for the six months ended June 30, 2004 compared to the same period a year ago. The decrease is primarily the result of lower payroll processing costs and lower costs related to ordering and shipment of coin and currency.

Furniture and equipment expense decreased $20 thousand, or 7.2 percent, for the three months ended June 30, 2004, compared to the same period a year ago. Such decrease in furniture and equipment is primarily related to equipment depreciation, network and software maintenance costs.  For the six months ended June 30, 2004 and 2003, furniture and equipment expense remained relatively flat at $521 thousand and $519 thousand, respectively.

Professional fees decreased $34 thousand, or 17.4 percent, for the three months ended June 30, 2004 compared to the same period a year ago, and decreased $55 thousand or 12.3 percent for the six months ended June 30, 2004 compared to the same period a year ago.  The decrease during both periods in 2004 was primarily due to lower legal expenses, partially offset by higher consulting expenses compared to the comparable periods in 2003.   Legal expenses incurred during the three and six months ended June 30, 2003 included legal fees related to the lawsuit initiated by Commerce Bank, N.A. See “Part II-Other Information-Item 1. Legal Proceedings”.

Loan servicing costs decreased $10 thousand, or 6.0 percent for the three months ended June 30, 2004 compared to the same period a year ago, and increased $50 thousand or 17.5 percent for the six months ended June 30, 2004 compared to the same period a year ago.  The increase in loan servicing expenses for the six-month period is primarily related to higher legal and loan collection costs on non-performing loans.

Advertising expense decreased $33 thousand or 22.9 percent for the three months ended June 30, 2004 and decreased $20 thousand or 7.3 percent for the six months ended June 30, 2004 compared to the same periods a year ago.  These decreases were due to lower marketing expenses and community relation related expenses; partially offset by an increase in promotion item expense.

Deposit insurance expense remained relatively flat for the three month and six-month periods ended June 30, 2004 compared to the prior year periods.

Other operating expenses decreased $172 thousand or 38.8 percent for the quarter and decreased $177 thousand for the six-month period ended June 30, 2004 compared to the prior year, primarily related to a decrease in stationery and supplies expense.

Income Tax Expense

For the quarter ended June 30, 2004, the provision for income taxes was $773 thousand compared to $703 thousand in the prior years quarter, and increased $21 thousand to $1.43 million from $1.40 million for the six months ended June 30, 2004 compared to the same period a year ago. The increase in the tax provision during each period was the result of higher pre-tax earnings, partially offset by the reduction in the effective tax rate.  The current 2004 tax provision represents an effective tax rate of approximately 36 percent as compared 37 percent for the prior year. The reduction in the effective tax rate was the result of the realization of a prior period State tax asset valuation allowance during the quarter.  Management anticipates an effective tax rate of approximately 36 percent for the remainder of 2004.

Financial Condition at June 30, 2004

Total assets at June 30, 2004 were $491.2 million compared to $449.0 million a year ago and $467.4 million from year-end 2003. Compared to June 30, 2003, deposit growth and a $10 million repurchase agreement transaction funded an increase in the securities and loan portfolios and federal funds sold and interest bearing deposits with banks. Compared to year-end 2003, total assets increased as deposit growth, a $10 million repurchase agreement transaction were invested in the securities portfolio and federal funds sold and interest bearing deposits with banks.

Securities
The Company’s security portfolio consists of available for sale and held to maturity investments.  The investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, municipal securities, collateralized mortgage obligations and corporate and equity securities. Approximately 86 percent of the total investment portfolio has a fixed rate of interest. In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of June 30, 2004, $23.4 million of securities were pledged for governmental deposits versus a collateral requirement of $16.6 million.

Securities available for sale were $87.6 million at June 30, 2004, an increase of $8.3 million from year-end 2003. During the first six months of 2004, $29.8 million of securities available for sale were purchased, offset by $12.4 million of maturities and pay-downs, $7.1 million in securities sales and a $2.2 million depreciation in the market value of the portfolio.   Security purchases consisted of agency step-up bonds and mortgage-backed securities. Security sales during the period consisted primarily of longer-term municipal securities.  Included in available for sale securities is a $1.0 million asset-backed security.  Although the Company continues to receive payments on this bond and the bond is rated B2 by Moodys, the default rates on the underlying collateral continue to deteriorate and the certainty of future payments is not known.  As of June 30, 2004, the Company had recognized an impairment of $369 thousand on the security.  The weighted average life and modified duration of the AFS portfolio was 5.3 years and 4.2 years, respectively at June 30, 2004.  The yield on securities available for sale was 4.07 percent for the three months and 4.00 percent for the six-months ended June 30, 2004, compared to 4.01 percent and 4.03 percent for the three and six months ended June 30, 2003, respectively.

Securities held to maturity were $23.0 million at June 30, 2004, an increase of $9.9 million, or 75.8 percent, from year-end 2003. During the first six months of 2004, $14.0 million of securities held to maturity were purchased, $2.5 million were called and $1.5 million in principal payments were received on the portfolio.  There were no sales or maturities during the six month period ended June 30, 2004.  The yield on securities held to maturity was 5.25 percent for the three months ended June 30, 2004 and 5.40 percent for the six months ended June 30, 2004 compared to 4.93 percent and 4.84 percent for the three and six month periods ended June 30, 2003, respectively. As of June 30, 2004 and December 31, 2003, the market value of held to maturity securities was $23.1 million and $13.5 million, respectively.  The weighted average life and modified duration of the portfolio was 3.4 years and 2.9 years respectively, as of June 30, 2004.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $2.2 million or 0.6 percent to $337.6 million at June 30, 2004, from year-end 2003.  The composition and concentration of the loan portfolio remained virtually unchanged from year-end 2003 with a 56.4 percent commercial, 17.3 percent SBA, 14.9 percent residential mortgage and 11.4 percent consumer concentration.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $190.5 million at June 30, 2004 and increased $2.3 million or 1.2 percent compared to $188.2 million at year-end 2003. The yield on commercial loans was 6.53 percent for the three months ended June 30, 2004 and 6.67 percent for the six months ended June 30, 2004 compared to 7.39 percent and 7.35 percent for the three and six months ended June 30, 2003.

SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio. SBA loans held to maturity amounted to $51.0 million at June 30, 2004, an increase of $1.0 million from year-end 2003. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $7.4 million at June 30, 2004, a decrease of $6.7 million from year-end 2003. The SBA held for sale portfolio decreased due to reduced levels of SBA 7(a) loan origination volume as a result of the cap placed on the program. The cap placed on the SBA 7a program resulted in lower originations in the first and second quarters of 2004.  The yield on SBA loans, which are generally floating and tied to prime was 6.37 percent for the three months ended June 30, 2004 and 6.46 percent for the six months ended June 30, 2004 compared to 6.18 percent and 6.13 percent for the three and six months ended June 30, 2003.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $50.3 million at June 30, 2004, a decrease of $900 thousand from year-end 2003. The decrease in residential mortgages was a result of pay-downs in the portfolio, partially offset by a $1.8 million purchase of a mortgage portfolio during the quarter. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 5.42 percent for the three months ended June 30, 2004 and 5.48 percent for the six months ended June 30, 2004 compared to 6.10 percent and 6.22 percent for the three and six months ended June 30, 2003. The decrease in rate is attributed to the refinancing and prepayment of higher rate mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $38.4 million at June 30, 2004, an increase of $2.0 million from year-end December 2003. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 4.71 percent for the three months ended June 30, 2004 and 4.81 percent for the six months ended June 30, 2004 compared to 4.82 percent and 5.13 percent for the three and six months ended June 30, 2003.

The decline in yields seen throughout the loan portfolio reflected the re-pricing of these assets in a lower rate environment.

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

Loans past due 90 days and still accruing interest are not included in non-performing loans. The Company had $394 thousand in loans 90 days past due and still accruing at June 30, 2004, compared to $1.9 million at December 31, 2003.

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

The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended June 30, 2004 and 2003, and December 31, 2003:

Non-performing loans

(In thousands)	June 30, 2004	December 31, 2003	June 30, 2003

Non-performing loans
SBA	$2,138	$3,175	$2,700
Commercial	1,543	1,568	319
Residential mortgage	853	458	98
Consumer	107	194	193
Total non-performing loans	4,641	5,395	3,310
OREO	138	327	238
Total Non-Performing Assets	$4,779	$5,722	$3,548

Past Due 90 days or more and still accruing interest
SBA	$287	$34	$749
Commercial	100	1,842	3
Residential mortgage	—	—	—
Consumer	7	—	7
Total accruing loans 90 days or more past due	$394	$1,876	$759

Non-Performing assets to total assets	0.97%	1.22%	0.79%
Non-Performing assets to loans and OREO	1.42%	1.68%	1.09%

Allowance for loans losses as a percentage of non-performing loans	120.64%	99.20%	140.45%
Allowance for loan losses to total loans	1.66%	1.58%	1.43%

Non-performing assets amounted to $4.8 million at June 30, 2004, a decrease of $943 thousand from year-end 2003.  There were $394 thousand in loans past due 90 days or more and still accruing interest at June 30, 2004 compared to $1.9 million at December 31, 2003 and $759 thousand at June 30, 2003. Included in non-performing loans at June 30, 2004 are approximately $766 thousand of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $625 thousand in potential problem loans at June 30, 2004, compared to $1.0 million at December 31, 2003.

Allowance for Loan Losses

The allowance for loan losses totaled $5.6 million, $5.4 million, and $4.6 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively with resulting allowance to total loan ratios of 1.66 percent, 1.58 percent and 1.43 percent respectively. Net charge offs amounted to $117 thousand for the three months ended June 30, 2004, compared to $133 thousand for the three months ended June 30, 2003.  For the six months ended June 30, 2004, net charge offs totaled $253 thousand compared to $295 thousand in the prior year.

The following is a reconciliation summary of the allowance for loan losses for the three and six months ended June 30, 2004 and 2003:

Allowance for Loan Loss Activity

	Three months ended June 30,		Six Months ended June 30,
(In thousands)	2004	2003	2004	2003
Balance, beginning of period	5,466	4,382	5,352	4,094
Provision charged to expense	250	400	500	850

Charge-offs:
SBA	132	129	230	189
Commercial	50	30	231	174
Residential mortgage	—	—	—	—
Consumer	4	8	7	39
Total Charge-offs	186	167	468	402
Recoveries:
SBA	24	28	41	32
Commercial	41	—	166	50
Residential mortgage	—	—	—	—
Consumer	4	6	8	25
Total recoveries	69	34	215	107
Total net charge-offs	117	133	253	295
Balance, end of period	5,599	4,649	5,599	4,649
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.14%	0.17%	0.15%	0.18%
Allowance for loan losses to total loans at period end	1.66%	1.43%	1.66%	1.43%
Allowance for loan losses to non-performing loans	120.64%	140.45%	120.64%	140.45%

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

Total deposits increased $14.4 million to $429.4 million at June 30, 2004 from $415.0 million at December 31, 2003. The increase in deposits was primarily the result of a $6.4 million increase in non-interest bearing checking, a $6.1 million increase in savings deposits, a $1.7 million increase in time deposits over $100 thousand and a $684 thousand increase in time deposits under $100 thousand, partially offset by a $435 thousand decline in interest bearing checking.  Government deposits remained flat at $36.7 million as of June 30, 2004, compared to $36.6 million at December 31, 2003.  The average rate paid on interest bearing deposits amounted to 1.69 percent for the quarter ended June 30, 2004 and 1.67 percent for the six months ended June 30, 2004, compared to 1.88 percent for the three months and 2.02 percent for the six months ended June 30, 2003.  Non-interest bearing demand deposits represented 22 percent and 21 percent of total deposits at June 30, 2004 and December 31, 2003, respectively.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $29.3 million at June 30, 2004, an increase of $10 million from December 31, 2003.  During the first quarter of 2004, the Company entered into a $10 million repurchase agreement. The borrowing has a term of 5 years, expiring on March 11, 2009 at a rate of 2.78 percent. The borrowing can be called by the issuer if the 3-month London Inter bank overnight rate (“LIBOR”) is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.  In addition to the repurchase agreement, borrowed funds include a $10.0 million advance from the Federal Home Loan Bank (“FHLB”) and $9.3 million of subordinated debentures.  The 4.92% borrowing from the FHLB matures in 2010 and is callable at any time by the FHLB.  The subordinated debentures mature on September 26, 2032 but are redeemable in whole or part, prior to maturity but after September 26, 2007. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 3.40% and re-prices quarterly. The rate at June 30, 2004 was 4.99%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2004, is a decline of 1.37 percent in a rising rate environment and a decrease of 0.19 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2003 the economic value of equity with rate shocks of 200 basis points was a decline of 1.30 percent in a rising rate environment and a decrease of 0.4 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $32.8 million at June 30, 2004, an increase of $6.4 million from December 31, 2003. Net cash provided by operating activities for the six months ended June 30, 2004, amounted to $8.2 million, primarily from proceeds from the sales of SBA loans held for sale, net income from operations partially offset by originations of SBA loans held for sale. Net cash used for investing activities amounted to $26.1 million for the six months ended June 30, 2004 and consisted of security purchases, a mortgage loan portfolio purchase, a net increase in loans and investments in premises and equipment, partially offset by proceeds of maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $24.3 million for the six months ended June 30, 2004, attributable to increased deposits and borrowings plus proceeds from the issuance of stock partially offset by dividends paid.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

The Parent Company had $1.6 million in cash at June 30, 2004 and December 31, 2003.  The Parent Company had $311 thousand and $376 thousand in available for sale securities at June 30, 2004 and December 31, 2003, respectively. The majority of expenses paid by the Parent Company are related to interest on $9.3 million of subordinated debentures.  Other expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At June 30, 2004, $3.7 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of June 30, 2004 amounted to approximately $61.0 million. An additional source of liquidity is Federal Funds sold, which were $21.7 million at June 30, 2004.

As of June 30, 2004, deposits included $36.7 million of Government deposits, as compared to $36.6 million at December 31, 2003.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the $36.6 million Government deposit portfolio is $33.7 million of deposits from seven municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At June 30, 2004, the Bank had approximately $121.7 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $38.4 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

In addition to the risk-based guidelines, regulators require that a bank,which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital			To Be Well Capitalized Under Prompt Corrective Action
			Adequacy Purposes			Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2004
Leverage Ratio	$42,659	8.89%	≥	$19,201	4.00%	≥	$24,001	5.00%
Tier I risk-based ratio	$42,659	11.53%	≥	$14,797	4.00%	≥	$22,195	6.00%
Total risk-based ratio	$47,295	12.79%	≥	$29,593	8.00%	≥	$36,991	10.00%
As of December 31, 2003
Leverage Ratio	$40,268	9.02%	≥	$17,857	4.00%	≥	$22,321	5.00%
Tier I risk-based ratio	$40,268	11.28%	≥	$14,281	4.00%	≥	$21,421	6.00%
Total risk-based ratio	$44,731	12.53%	≥	$28,561	8.00%	≥	$35,702	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

			For Capital			To Be Well Capitalized Under Prompt Corrective Action
	Actual		Adequacy Purposes			Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2004
Leverage Ratio	$34,491	7.21%	≥	$19,127	4.00%	≥	$23,909	5.00%
Tier I risk-based ratio	$34,491	9.35%	≥	$14,761	4.00%	≥	$22,142	6.00%
Total risk-based ratio	$45,116	12.23%	≥	$29,522	8.00%	≥	$36,903	10.00%
As of December 31, 2003
Leverage Ratio	$32,223	7.22%	≥	$17,857	4.00%	≥	$22,321	5.00%
Tier I risk-based ratio	$32,223	9.05%	≥	$14,249	4.00%	≥	$21,373	6.00%
Total risk-based ratio	$42,686	11.98%	≥	$28,498	8.00%	≥	$35,622	10.00%

Shareholders’ Equity

Shareholders’ equity increased $1.1 million, or 3.4 percent, to $31.8 million at June 30, 2004 compared to $30.8 million at December 31, 2003.  This increase was the result of $2.5 million in net income, $328 thousand in proceeds from stock options exercised, and a $1.4 million depreciation in the market value of securities available for sale, partially offset by $449 thousand in cash dividends declared through June 30, 2004.

On May 27, 2004 the Company announced a 5% stock distribution payable on June 30, 2004 to all shareholders of record as of June 15, 2004 and accordingly, all share amounts have been restated to include the effect of the distribution.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first and second quarter of 2004, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (See Interest Rate Sensitivity in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Herein.)

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer with the participation of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 2, 2004, the Parent Company and the Bank were named as defendants (along with the Federal Deposit Insurance Corporation (“FDIC”)) in a lawsuit initiated by Robert J. Van Volkenburgh (former Chairman of the Board and Chief Executive Officer of the Parent Company and the Bank as well as a beneficial owner of more than 5% of the outstanding shares of the Company’s common stock) in the Superior Court of New Jersey, Hunterdon County alleging that: (i) the Parent Company and the Bank wrongfully terminated his Employment Agreement, and in connection with alleged wrongful termination, breached the terms of a Supplemental Executive Retirement Plan (“SERP”) established for the benefit of Mr. Van Volkenburgh in accordance with such Employment Agreement; and (ii) the Parent Company and the Bank breached the terms of an August 14, 2000 agreement entered into with Mr. Van Volkenburgh where under, among other things, he resigned his positions with the Parent Company and the Bank.  Mr. Van Volkenburgh filed such complaint in the Superior Court of New Jersey, Law Division, Hunterdon County against the Parent Company, the Bank and the FDIC seeking money damages alleged to be due under his Employment Agreement and the related SERP, as well as other relief.  Based solely upon the allegations of that complaint, Mr. Van Volkenburgh claims that he is entitled to (i) payment of his last annual salary of $280,000 for each of three years plus other amounts, (ii) payment of 60% of that annual salary for each of 20 additional years, and (iii) attorney’s fees, costs, interest and punitive damages.  Mr. Van Volkenburgh also seeks various declaratory relief relative to the FDIC’s jurisdiction over certain aspects of the dispute.  Mr. Van

Volkenburgh previously filed a similar complaint in the Superior Court of New Jersey, which complaint was voluntarily dismissed in September 2002.  The Parent Company and the Bank expressly deny any liability to Mr. Van Volkenburgh under the Employment Agreement, the SERP, any other contractual, common law or statutory basis, or otherwise, and intend to assert a variety of substantive defenses to Mr. Van Volkenburgh’s claim.  The Parent Company and the Bank have filed a motion to dismiss Mr. Van Volkenburgh’s complaint because, among other reasons, payment of the amounts sought by Mr. Van Volkenburgh cannot be made without regulatory approval which, the Parent Company and the Bank believe, will not be forthcoming under the pertinent factual circumstances. The Parent Company and the Bank have reviewed the relevant circumstances and believe that they acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position or results of operations of the Company.  The Parent Company, the Bank and Mr. Van Volkenburgh have commenced settlement discussions with respect to Mr. Van Volkenburgh’s claims but there can be no assurance that such discussions will result in a final settlement of such claims.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          Election of Directors

The following Directors were elected to a three-year term at the Company’s 2004 Annual Meeting held on May 27, 2004, expiring at the Company’s Annual Meeting in 2007:

	Shares “For”	%	Shares “Withheld”	%
Donna S. Butler	4,667,193	95.7%	208,824	4.3%
James A. Hughes	4,677,075	95.9%	198,942	4.1%
Allen Tucker	4,806,692	98.6%	69,325	1.4%

(b)         2004 Stock Bonus Plan

The Company’s 2004 Stock Bonus Plan was approved at the Company’s 2004 Annual Meeting held on May 27, 2004 by a vote of:

Shares “For”:	2,758,558 or 82.7
Shares “Against”:	575,899 or 17.3%
Shares “Abstained”:	20,832
Shares “Not voted”:	1,488,714

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

(b)         Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K.

The Current Report on Form 8-K dated June 28, 2004 under “Item 5. Other Events and Required FD Disclosure” incorporating a press release dated June 25, 2004 announcing the declaration of a cash dividend of $.04 per common share payable on July 30, 2004 to shareholders of record as of July 15, 2004.

The Current Report on Form 8-K dated June 2, 2004 under “Item 5. Other Events and Required FD Disclosure” incorporating the press release announcing that: (1) the shareholders of Unity Bancorp, Inc. had approved all proposals at its May 27, 2004 Annual Meeting of Shareholders; and (ii) the Board of Directors declared a 5% stock distribution payable on June 30, 2004, to all shareholders of record as of June 15, 2004.

The Current Report on Form 8-K dated May 28, 2004 under “Item 5. Other Events and Required FD Disclosure” incorporating a press release dated May 26, 2004, advising that James A. Hughes, Unity Bancorp, Inc.’s President, made a presentation discussing the history of Unity Bancorp, Inc. and its recent performance at the May 24, 2004 North-east Super-Community Bank Conference held in Boston, Massachusetts.

The Current Report on Form 8-K dated April 22, 2004, under “Item 12. Results of Operations and Financial Condition” incorporating the press release announcing the Registrant’s earnings for the first quarter of 2004 which included Consolidated Financial Highlights, Balance Sheets and Statements of Income as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated: August 13, 2004	By:/s/	Alan J. Bedner, Jr
ALAN J. BEDNER, JR
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Exhibit 32.1-Certification of James A. Hughes and Alan J. Bedner, Jr, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.