Form 10-Q
period 2004-09-30
UNITY BANCORP INC /DE/
filed 2004-11-10
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 8, 2004: common stock, no par value:  5,775,847 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(in thousands)	09/30/04	12/31/03	9/30/03
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$9,312	$11,915	$13,478
Federal funds sold and interest bearing deposits	11,361	14,500	22,472
Securities:
Available for sale	86,082	79,277	68,390
Held to maturity (market value of $22,078, $13,457 and $16,020, respectively)	21,733	13,070	15,633
Total securities	107,815	92,347	84,023
Loans:
SBA held for sale	10,439	14,014	10,626
SBA held to maturity	52,008	49,983	47,907
Commercial	200,772	188,197	176,567
Residential mortgage	50,203	51,176	51,994
Consumer	40,768	36,385	34,535
Total loans	354,190	339,755	321,629
Less: Allowance for loan losses	5,726	5,352	4,960
Net loans	348,464	334,403	316,669
Premises and equipment, net	6,978	5,979	7,280
Accrued interest receivable	2,390	2,389	2,199
Loan servicing asset	1,846	1,063	840
Other assets	5,547	4,823	3,827
Total assets	$493,713	$467,419	$450,788
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$88,899	$86,802	$87,797
Interest bearing checking	180,878	199,510	182,018
Savings deposits	52,532	38,447	38,037
Time deposits, under $100,000	69,904	66,595	66,660
Time deposits, $100,000 and over	31,552	23,628	24,939
Total deposits	423,765	414,982	399,451
Borrowed funds	25,000	10,000	11,512
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	165	185	190
Accrued expense and other liabilities	1,109	2,211	792
Total liabilities	459,318	$436,657	$421,224
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	33,711	31,989	31,852
Retained earnings (deficit)	1,200	(746)	(1,497)
Accumulated other comprehensive loss	(516)	(481)	(791)
Total Shareholders’ Equity	34,395	$30,762	29,564
Total Liabilities and Shareholders’ Equity	$493,713	$467,419	$450,788

Issued and outstanding common shares	5,771	5,686	5,669

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Income

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Interest income:

Fed funds sold and interest on deposits	$28	$49	$147	$106
Securities:
Available for sale	882	517	2,472	1,621
Held to maturity	265	226	598	815
Total securities	1,147	743	3,070	2,436
Loans:
SBA loans	1,121	1,089	3,087	3,120
Commercial loans	3,294	3,080	9,470	9,362
Residential mortgage loans	668	741	2,014	2,381
Consumer loans	464	437	1,348	1,214
Total loan interest income	5,547	5,347	15,919	16,077
Total interest income	6,722	6,139	19,136	18,619
Interest expense:
Interest bearing demand deposits	682	607	1,996	2,078
Savings deposits	135	108	360	316
Time deposits	602	662	1,810	2,073
Borrowed funds and subordinated debentures	324	296	879	904
Total interest expense	1,743	1,673	5,045	5,371
Net interest income	4,979	4,466	14,091	13,248
Provision for loan losses	325	375	825	1,225
Net interest income after provision for loan losses	4,654	4,091	13,266	12,023
Non-interest Income:
Service charges on deposit accounts	383	436	1,272	1,529
Service and loan fee income	448	574	1,429	1,479
Gain on sale of SBA loans, net	948	831	2,355	2,337
Net security (losses) gains	—	(25)	71	103
Other income	206	309	634	772
Total non-interest income	1,985	2,125	5,761	6,220
Non-interest expense:
Compensation and benefits	1,956	2,135	6,255	5,997
Occupancy	533	436	1,573	1,374
Processing and communications	486	516	1,435	1,638
Furniture and equipment	308	257	829	776
Professional services	125	217	517	664
Loan servicing costs	169	225	505	511
Advertising	134	162	389	437
Deposit insurance	15	16	46	47
Other expenses	630	203	1,229	979
Total non-interest expense	4,356	4,167	12,778	12,423
Net income before provision for income taxes	2,283	2,049	6,249	5,820
Provision for income taxes	852	747	2,277	2,151
Net income	$1,431	$1,302	$3,972	$3,669

Net income per common share - Basic	$0.25	$0.23	$0.69	$0.65
Net income per common share - Diluted	$0.23	$0.22	$0.65	$0.62
Weighted average shares outstanding – Basic	5,761	5,668	5,749	5,665
Weighted average shares outstanding – Diluted	6,126	5,944	6,114	5,929

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2004 and 2003

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2002	5,663	$31,827	$(5,006)	$285	$27,106
Comprehensive income:
Net Income		—	3,669	—	3,669
Unrealized holding loss on securities arising during the period, net of tax benefit of $611				(997)
Less: reclassification adjustment for gains included in net income, net of tax of $49				79
Net unrealized holding loss on securities arising during the period, net of tax benefit of $660				(1,076)	(1,076)
Total comprehensive income					2,593
Cash dividend declared on common stock of $.03 per share		—	(160)	—	(160)
Stock options exercised	6	25			25
Balance, September 30, 2003	5,669	$31,852	$(1,497)	$(791)	$29,564

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2003	5,686	$31,989	$(746)	$(481)	$30,762
Comprehensive income:
Net Income			3,972		3,972
Unrealized holding gain on securities arising during the period, net of tax of $6				9
Less: reclassification adjustment for gains included in net income, net of tax of $27				44
Net unrealized holding loss on securities arising during the period, net of tax benefit of $21			—	(35)	(35)
Total comprehensive income			—		3,937
Cash dividends declared on common stock of $.12 per share		—	(680)	—	(680)
5% Stock Dividend, including cash-in-lieu of fractional shares		1,342	(1,346)		(4)
Stock options exercised	85	380	—	—	380
Balance, September 30, 2004	5,771	33,711	$1,200	(516)	34,395

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended Sept. 30,
(In thousands)	2004	2003
Operating activities:
Net income	$3,972	$3,669
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	825	1,225
Depreciation and amortization	855	687
Net gain on sale of securities	(71)	(403)
Write-down on AFS security	—	300
Gain on sale of SBA loans held for sale	(2,355)	(2,337)
Origination of SBA loans held for sale	(22,536)	(22,670)
Proceeds from the sale of SBA loans	28,466	28,777
Net change in other assets and liabilities	(2,834)	(2,412)
Net cash provided by operating activities	6,322	6,836
Investing activities:
Purchases of securities held to maturity	(13,977)	(2,216)
Purchases of securities available for sale	(29,993)	(64,473)
Maturities and principal payments on securities held to maturity	5,276	12,767
Maturities and principal payments on securities available for sale	16,238	35,693
Proceeds from sale of securities available for sale	6,818	16,063
Purchases of loans	(4,208)	(3,835)
Proceeds from the sale of other real estate owned	259	—
Net increase in loans	(14,454)	(10,417)
Purchases of premises and equipment	(1,614)	(340)
Net cash used in investing activities	(35,655)	(16,758)
Financing activities:
Net increase in deposits	8,783	16,866
Net increase (decrease) in borrowings	15,000	(1,256)
Proceeds from the issuance of common stock	379	25
Dividends paid	(571)	—
Net cash provided by financing activities	23,591	15,635
(Decrease) increase in cash and cash equivalents	(5,742)	5,713
Cash and cash equivalents at beginning of year	26,415	30,237
Cash and cash equivalents at end of period	$20,673	$35,950
Supplemental disclosures:
Cash:
Interest paid	$5,065	$5,461
Income taxes paid	3,311	3,413
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	215	409

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2004

NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Unity (NJ) Statutory Trust I and Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc. a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  The financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results, which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Proforma

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$1,431	$1,302	$3,972	$3,669
Pro forma	1,385	1,254	3,834	3,525
Income per share:
As reported:
Basic	$0.25	$0.23	$0.69	$0.65
Diluted	0.23	0.22	0.65	0.62
Pro forma
Basic	$0.24	$0.22	$0.67	$0.62
Diluted	0.23	0.21	0.63	0.59

NOTE 2. Litigation

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584, interest, attorney’s fees and costs of suit.  On March 12, 2004, the aforesaid Court granted Commerce Bank, N.A. partial summary judgment in the amount of $1,800,000 of its aforesaid claim.  The Bank has filed an appeal of thepartial summary judgment entered in favor of Commerce Bank.  The Bank has a deposit account set aside to offset the aforesaid mentioned claim.  The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position of the Company.

During the third quarter of 2004, the Company entered into a settlement agreement with its former Chairman Robert J. Van Volkenburgh thereby settling the pending litigation initiated by Mr. Van Volkenburgh.  Effective immediately upon the execution of the agreement, the parties exchanged general releases and dismissed the litigation with prejudice.  The Company’s payment of the settlement amount called for by the settlement agreement requires the approval of the Federal Deposit Insurance Corporation (“FDIC”) under applicable regulations.  If the FDIC approves the settlement agreement, the Company will pay $275 thousand, net of insurance proceeds. The charge for such settlement agreement, recognized in the third quarter of 2004, reduced net income by approximately $165 thousand or $0.03 per diluted share.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and dilutive earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.  On May 27, 2004 the Company announced a 5% stock distribution payable on June 30, 2004 to all shareholders of record as of June 15, 2004 and accordingly, all share amounts have been restated to include the effect of the distribution.  The distribution was recorded at fair value to the extent of available retained earnings.

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net Income to common shareholders	$1,431	$1,302	$3,972	$3,669
Basic weighted-average common shares outstanding	5,761	5,668	5,749	5,665
Plus: Common stock equivalents	365	276	365	264
Diluted weighted –average common shares outstanding	6,126	5,944	6,114	5,929
Net Income per Common share:
Basic	$0.25	$0.23	$0.69	$0.65
Diluted	0.23	0.22	0.65	0.62

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on March 13, 1991.  The Bank provides a full range of commercial and retail banking services through 13 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits; extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits, as well as personal investment advisory services.  Unity Investment Services, Inc. is also a wholly owned subsidiary of the Bank, used to hold part of the Bank’s investment portfolio.

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

Net income for the three months ended September 30, 2004, was $1.4 million, an increase of $129 thousand or 9.9 percent, compared to a net income of $1.3 million for the same period in 2003.  Net income increased to $0.25 per basic share and $0.23 per diluted common share for the third quarter of 2004 compared to $0.23 per basic share and $0.22 per diluted common share for the same period in 2003.  All share amounts have been restated to include the effect of the 5 percent stock distribution paid on June 30, 2004 to all shareholders of record as of June 15, 2004.  The improved operating results for the three months ended September 30, 2004 were primarily the result of increased net interest income and a lower provision for loan losses, offset in part by increased operating expenses and reduced non-interest income compared to the prior year’s period.

For the nine months ended September 30, 2004, net income was $4.0 million, an increase of $303 thousand or 8.3 percent, compared to a net income of $3.7 million for the same period in 2003.  Net income per basic share increased to $0.69 and $0.65 per diluted common share for the nine months ended September 30, 2004 compared to $0.65 per basic share and $0.62 per diluted common share for the same period in 2003.  The improved operating results for the nine months ended September 30, 2004 were primarily the result of increased net interest income and a reduced provision for loan losses, offset in part by increased operating expenses and reduced non-interest income compared to the prior year’s period.

The following are key performance indicators for the three month and nine month periods ended September 30, 2004, and 2003.

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,
(In thousands)	2004	2003	2004	2003
Net Income	$1,431	$1,302	$3,972	$3,669
Net Income per common share-basic	0.25	0.23	0.69	0.65
Net Income per common share-diluted	0.23	0.22	0.65	0.62
Performance Ratios:
Return on average assets	1.17%	1.14%	1.11%	1.11%
Return on average common equity	17.39	17.70	16.61	17.37
Efficiency ratio*	62.55	62.98	64.60	64.15

*The efficiency ratio is calculated by taking total non-interest expenses, divided by total interest income plus total non-interest income less securities gains.

Net interest income totaled $5.0 million for the quarter ended September 30, 2004, an increase of $513 thousand, or 11.5 percent, compared to $4.47 million from the same period a year ago.  Net interest margin (net interest income as a percentage of average interest earning assets) increased 12 basis points to 4.30 percent for the current quarter compared to 4.18 percent for the same period a year ago.  The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.88 percent for the three months ended September 30, 2004 compared to 3.75 percent for the same period a year ago.  For the nine months ended September 30, 2004, net interest income was $14.1 million, an increase of $843 thousand or 6.4 percent, compared to $13.2 million during the same period a year ago.  The net interest margin declined 10 basis points to 4.15 percent for the nine months ended September 30, 2004 compared to the same period a year ago.  The lower net interest margin for the nine months ended September 30, 2004 was primarily the result of higher yielding assets re-pricing in a lower rate environment along with holding higher levels of lower yielding federal funds sold.

Non-interest income was $1.99 million for the three months ended September 30, 2004, a decrease of $140 thousand from the three months ended September 30, 2003.  For the nine months ended September 30, 2004, non-interest income fell $459 thousand or 7.4 percent from the nine month period ended September 30, 2003 to $5.76 million.  These declines were due to lower levels of overdraft fees and loan service fee income.

Non-interest expense was $4.36 million for the three months ended September 30, 2004, an increase of $189 thousand or 4.5 percent compared to $4.17 million for the same period a year ago. The increase was due primarily to the settlement agreement entered into with the Company’s former Chairman, Robert J. Van Volkenburgh.  During the third quarter of 2004, the Company entered into a settlement agreement with its former Chairman Robert J. Van Volkenburgh.  The agreement will, upon completion of review and approval of the Federal Deposit Insurance Corporation (“FDIC”), settle the pending litigation initiated by Mr. Van Volkenburgh. Under the proposed settlement agreement, the Company, should the FDIC approve the proposed settlement agreement, will pay $275 thousand, net of insurance proceeds. The charge for such settlement agreement, recognized in the third quarter, reduced net income by approximately $165 thousand or $0.03 per diluted share.

The increase from the prior year’s comparable quarter was partially offset by decreased compensation and benefits, professional services, loan servicing costs, processing and communication costs and advertising expense.    For the nine-month period ended September 30, 2004, non-interest expense increased $355 thousand or 2.9 percent from the nine-month period ended September 30, 2003 to $12.8 million.  The increase was due primarily to the settlement agreement noted above, increased compensation, occupancy and furniture and equipment costs offset in part by lower processing and communication, professional services, advertising, and loan servicing costs.

During the third quarter of 2004, the Company recorded income tax expense of $852 thousand compared to $747 thousand for the same period a year ago.  Year to date, the Company has recorded income tax expense of $2.3 million, an increase of $126 thousand compared to the first nine months of 2003.  The current 2004 tax provision represents an effective tax rate of approximately 36.0 percent as compared to 37.0 percent for 2003.

Net Interest Income

Tax-equivalent interest income was $6.74 million for the three months ended September 30, 2004, an increase of $573 thousand or 9.3 percent, compared to $6.16 million a year ago.  Of the $573 thousand increase in interest income, $529 thousand is attributable to an increase in the volume of earning assets, while $44 thousand is attributable to an increase in the yield on earning assets.  This increase in interest income is primarily attributed to strong loan growth, higher levels of security investments and a lower average balance of federal funds sold and interest bearing deposits with banks.  During the third quarter of 2004, interest-earning assets averaged $464.5 million, an increase of $35.1 million, or 8.2 percent, compared to the prior year period. The increase in average earning assets consisted of a $25.9 million increase in average securities and a $20.5 million increase in average loans, partially offset by an $11.4 million decrease in average federal funds sold and interest bearing deposits with banks.  The rate earned on interest-earning assets increased 7 basis points to 5.78 percent for the three months ended September 30, 2004, compared to the same period a year ago due to a higher yielding securities portfolio.  The rate earned on average loans fell 14 basis points to 6.33 percent for the quarter from 6.47 percent for the same period a year ago.  The rate earned on the securities portfolio increased 57 basis points to 4.24 percent for the quarter ended September 30, 2004 compared to 3.67 percent a year ago while the rate earned on federal funds sold and interest-bearing deposits increased 77 basis points to 1.90 percent during the same period.

Interest expense was $1.74 million for the three months ended September 30, 2004, an increase of $70 thousand or 4.2 percent, compared to $1.67 million for the same period a year ago.  The rate paid on interest bearing liabilities decreased 6 basis points to 1.90 percent for the three months ended September 30, 2004 from 1.96 percent in the same period in 2003.  The increased interest expense was primarily due to higher balances of interest-bearing liabilities offset in part by lower rates paid on deposit products.  Interest-bearing liabilities averaged $364.2 million for the three months ended September 30, 2004, an increase of $26.1 million, or 7.7 percent, compared to $338.0 million for the prior year period.  Total interest-bearing deposits were $332.8 million on average, an increase of $16.3 million or 5.1 percent compared to $316.6 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in all categories of deposits with the majority of the growth coming in savings and interest-bearing checking accounts.   During the quarter, average borrowed funds increased $9.9 million to $31.3 million, while the related cost declined 136 basis points due to the addition of a $10 million repurchase agreement at 2.78 percent during the first quarter of 2004.  Of the $70 thousand increase in interest expense, $171 thousand is related to an increase in average interest-bearing liabilities partially offset by a $101 thousand decrease due to a decline in yield.

Tax-equivalent net interest income was $4.99 million for the three months ended September 30, 2004, an increase of $503 thousand, or 11.2 percent, compared to $4.49 million from the same period a year ago.  Net interest margin (net interest income as a percentage of average interest earning assets) widened 12 basis points to 4.30 percent compared to 4.18 percent for the same period a year ago.  The widened net interest margin was primarily the result of a higher volume of loans and securities combined with a larger volume of low-cost savings and interest-bearing demand deposits.  The net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.88 percent for the three months ended September 30, 2004 compared to 3.75 percent for the same period a year ago.

Tax-equivalent interest income was $19.19 million for the nine months ended September 30, 2004, an increase of $542 thousand or 2.9 percent, compared to $18.65 million for the nine months ended September 30, 2003.  The increase in interest income was attributed to the growth in the securities and loan portfolios and the increase in the yield on the securities portfolio, partially offset by the reduction in the yield on the loan portfolio.  Of the $542 thousand increase in interest income, $1.2 million is attributable to an increase in the volume of earning assets, offset in part by a decrease of $682 thousand due to an decrease in the yield on earning assets.  During the first nine months of 2004, interest-earning assets averaged $454.5 million, an increase of $38.0 million, or 9.1 percent, compared to the prior year period.  The increase in average earning assets consisted of an $18.4 million increase in average securities, a $14.5 million increase in average loans and a $5.2 million increase in average federal funds sold and interest-bearing deposits with banks.  The rate earned on interest-earning assets decreased 33 basis points to 5.64 percent for the nine months ended September 30, 2004, compared to the same period a year ago due to the re-pricing of assets.  The rate earned on average loans fell 34 basis points to 6.28 percent for the period, compared to 6.62 percent for the same period a year ago, while the rate earned on federal funds sold and interest-bearing deposits decreased 5 basis points to 1.17 percent during the same period.  The rate earned on the securities portfolio increased to 4.20 percent from 4.07 percent, respectively for the nine months ended September 30, 2004 and 2003, respectively.

Interest expense was $5.05 million for the nine months ended September 30, 2004, a decrease of $326 thousand or 6.1 percent, compared to $5.37 million for the same period a year ago.  Such decrease in interest expense was due to the Company reducing the amount paid on interest-bearing deposits and borrowing additional funds at reduced rates.  The rate paid on interest- bearing liabilities decreased 28 basis points to 1.88 percent for the nine months ended September 30, 2004, from 2.16 percent in the same period in 2003.  The reduced interest expense was primarily due to lower rates paid on interest-bearing deposits, partially offset by a higher volume of interest-bearing liabilities.  Interest-bearing liabilities averaged $358.9 million for the nine months ended September 30, 2004, an increase of $25.8 million, or 7.7 percent, compared to $333.1 million for the prior year period.  Total interest-bearing deposits were $331.0 million on average, an increase of $19.6 million or 6.3 percent compared to $311.4 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in all categories of deposits with the majority of the growth coming in interest-bearing checking accounts.   For the nine months ended September 30, 2004, average borrowed funds increased $6.2 million to $27.9 million, while the related cost declined 135 basis points due to the addition of a $10 million repurchase agreement at 2.78 percent.  Of the $326 thousand decline in interest expense, $785 thousand is due to a decline in rate, partially offset by a $459 thousand increase related to an increase in average interest-bearing liabilities.

Tax-equivalent net interest income was $14.1 million for the nine months ended September 30, 2004, an increase of $868 thousand, or 6.5 percent, compared to $13.3 million from the same period a year ago.  Net interest margin narrowed 10 basis points to 4.15 percent, compared to 4.25 percent for the same period a year ago.  The weakened net interest margin was primarily the result of the reduction in yield on the loan portfolio, and a higher volume of federal funds and interest-bearing deposits with banks.  The net interest spread was 3.76 percent for the nine months ended September 30, 2004 compared to 3.81 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	Sept. 30, 2004			Sept. 30, 2003
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$5,875	$28	1.90%	$17,241	$49	1.13%
Securities:
Available for sale	87,019	896	4.12	67,120	541	3.22
Held to maturity	22,484	265	4.71	16,461	226	5.49
Total securities	109,503	1,161	4.24	83,581	767	3.67
Loans, net of unearned discount:
SBA loans	64,104	1,121	6.99	64,364	1,089	6.77
Commercial	194,275	3,294	6.75	177,538	3,080	6.88
Residential Mortgages	50,663	668	5.27	51,545	741	5.75
Consumer	40,067	464	4.61	35,136	437	4.93
Total loans	349,109	5,547	6.33	328,583	5,347	6.47
Total interest-earning assets	464,487	6,736	5.78	429,405	6,163	5.71
Non-interest-earning assets:
Cash and due from banks	13,123			17,102
Allowance for loan losses	(5,803)			(4,999)
Other assets	16,165			13,120
Total non-interest-earning assets	23,485			25,223
Total Assets	$487,972			$454,628

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$191,837	682	1.41	$185,316	607	1.30
Savings deposits	47,769	135	1.12	39,827	108	1.08
Time deposits	93,235	602	2.57	91,444	662	2.87
Total interest-bearing deposits	332,841	1,419	1.70	316,587	1,377	1.73
Borrowed funds and subordinated debentures	31,338	324	4.11	21,457	296	5.47
Total interest-bearing liabilities	364,179	1,743	1.90	338,044	1,673	1.96
Non-interest-bearing liabilities:
Demand deposits	89,916			86,895
Other liabilities	1,140			505
Total non-interest-bearing liabilities	91,056			87,400
Shareholders’ equity	32,737			29,184
Total Liabilities and Shareholders’ Equity	$487,972			$454,628

Net interest spread		4,993	3.88%		4,490	3.75%
Tax-equivalent basis adjustment		(14)			(24)
Net interest income		$4,979			$4,466
Net interest margin			4.30%			4.18%

	Nine months ended
	Sept. 30, 2004			Sept. 30, 2003
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$16,779	$147	1.17%	$11,573	$106	1.22%
Securities:
Available for sale	83,486	2,529	4.04	59,178	1,653	3.72
Held to maturity	15,748	598	5.06	21,679	815	5.01
Total securities	99,234	3,127	4.20	80,857	2,468	4.07
Loans, net of unearned discount:
SBA loans	61,924	3,087	6.65	66,304	3,120	6.27
Commercial	188,928	9,470	6.70	174,056	9,362	7.19
Residential Mortgages	49,646	2,014	5.41	52,358	2,381	6.06
Consumer	37,992	1,348	4.74	31,313	1,214	5.18
Total loans	338,490	15,919	6.28	324,031	16,077	6.62
Total interest-earning assets	454,503	19,193	5.64	416,461	18,651	5.97
Non-interest-earning assets:
Cash and due from banks	13,849			15,705
Allowance for loan losses	(5,655)			(4,645)
Other assets	15,100			13,462
Total non-interest-earning assets	23,294			24,522
Total Assets	$477,797			$440,983

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing checking	$193,166	1,996	1.38	$182,877	2,078	1.52
Savings deposits	43,027	360	1.12	36,870	316	1.15
Time deposits	94,790	1,810	2.55	91,633	2,073	3.02
Total interest-bearing deposits	330,983	4,166	1.68	311,380	4,467	1.92
Borrowed funds and subordinated debentures	27,922	879	4.21	21,754	904	5.56
Total interest-bearing liabilities	358,905	5,045	1.88	333,134	5,371	2.16
Non-interest-bearing liabilities:
Demand deposits	85,489			78,703
Other liabilities	1,451			897
Total non-interest-bearing liabilities	86,940			79,600
Shareholders’ equity	31,952			28,249
Total Liabilities and Shareholders’ Equity	$477,797			$440,983

Net interest spread		14,148	3.76%		13,280	3.81%
Tax-equivalent basis adjustment		(57)			(32)
Net interest income		$14,091			$13,248
Net interest margin			4.15%			4.25%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended Sept. 30, 2004 versus Sept. 30, 2003			Nine months ended Sept. 30, 2004 versus Sept. 30, 2003
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$(4)	$36	$32	$(214)	$181	$(33)
Commercial	275	(61)	214	770	(662)	108
Residential mortgage	(13)	(60)	(73)	(119)	(248)	(367)
Consumer	57	(30)	27	243	(109)	134
Total Loans	315	(115)	200	680	(838)	(158)

Available for sale securities	183	172	355	724	152	876
Held to maturity securities	74	(35)	39	(225)	8	(217)
Federal funds sold and interest bearing deposits	(43)	22	(21)	45	(4)	41
Total Interest Earning assets	529	44	573	1,224	(682)	542

Interest Expense
Interest bearing checking	22	53	75	114	(196)	(82)
Savings deposits	24	3	27	52	(8)	44
Time deposits	12	(72)	(60)	69	(332)	(263)
Total Interest Bearing Deposits	58	(16)	42	235	(536)	(301)
Borrowings	113	(85)	28	224	(249)	(25)
Total interest-bearing liabilities	171	(101)	70	459	(785)	(326)
Net interest income	$358	$145	$503	$765	$103	$868
Tax equivalent adjustment			10			(25)
Increase in net interest income			$513			$843

Provision for Loan Losses

The provision for loan losses was $325 thousand for the three months ended September 30, 2004, a decrease of $50 thousand, compared to $375 thousand for the same period a year ago.  The provision for loan losses increased $75 thousand compared to the prior quarters’ levels due to growth in the loan portfolio.

For the nine months ended September 30, 2004, the provision for loan losses was $825 thousand, a decrease of $400 thousand, compared to $1.2 million for the same period a year ago.  This decrease was due to lower growth in the loan portfolio for the nine months ended September 30, 2004 compared to the comparable period in 2003.  (See Financial Condition-Asset Quality.)  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

	Three months ended Sept. 30,			Nine months ended Sept. 30,
(in thousands)	2004	2003	Percent Change	2004	2003	Percent Change
Service charges on deposit accounts	$383	$436	(12.2)%	$1,272	$1,529	(16.8)%
Service and loan fee income	448	574	(22.0)	1,429	1,479	(3.4)
Gains on sale of SBA loans, net	948	831	14.1	2,355	2,337	0.8
Net security (losses) gains	—	(25)	NM	71	403	NM
Write-down on security	—	—	—	—	(300)	NM
Other income	206	309	(33.3)	634	772	(17.9)
Total non-interest income	$1,985	$2,125	(6.6)%	$5,761	$6,220	(7.4)%

NM = Not meaningful

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains (losses) on sales of securities and loans and other income.  Non-interest income was $2.0 million for the three months ended September 30, 2004, a decrease of $140 thousand compared with the same period in 2003.  For the nine months ended September 30, 2004, non-interest income decreased $459 thousand compared to the same period in 2003.

Service charges on deposit accounts decreased $53 thousand or 12.2 percent for the three months ended September 30, 2004 and decreased $257 thousand or 16.8 percent for the nine months ended September 30, 2004, when compared to the comparable periods a year ago.  These decreases were a result of lower levels of overdraft fees due to the Company choosing to mitigate overdraft risk with certain customers, partially offset by an increase in service charge income due to the increase in the deposit base.

Service and loan fee income decreased $126 thousand or 22.0 percent for the three months ended September 30, 2004, and decreased $50 thousand or 3.4 percent for the nine months ended September 30, 2004, when compared to the comparable periods a year ago.  The decrease in loan and servicing fees during these periods was a result of reduced levels of loan prepayment fees.

Gains on sale of SBA loans increased $117 thousand or 14.1 percent for the quarter due to an increased volume of loan sales compared to the prior year’s third quarter and increased $18 thousand or 0.8 percent compared to the prior year’s third quarter. SBA loan sales, all without recourse, totaled $11.1 million for the three months ended September 30, 2004, and $26.1 million for the nine months ended September 30, 2004, compared to $9.6 million and $26.4 million, respectively for the same periods a year ago.

There were no security gains realized during the quarter ended September 30, 2004 compared to a loss of $25 thousand a year ago.  In addition, net security gains decreased $332 thousand for the nine months ended September 30, 2004, compared to the same period a year ago. During the second quarter of 2003, the Company realized a $300 thousand valuation write-down on a $1.0 million asset-backed AFS security.  There were no valuation write-downs taken during the nine months ended September 30, 2004.  Although the Company continues to receive all contractual payments and the bond is rated B2 by Moody’s, the default rates on the underlying collateral is higher than anticipated.  If the underlying collateral continues to deteriorate, the future market value of the bond may be impaired.

Other non-interest income decreased $103 thousand for the three months ended September 30, 2004, compared with 2003 and decreased $138 thousand for the nine months then ended, compared with the same period a year ago.  The decrease was primarily due to a decrease in commercial loan referral fees, annuity commissions and title insurance income.

Non-Interest Expense

	Three months ended Sept. 30,			Nine months ended Sept. 30,
(in thousands)	2004	2003	Percent Change	2004	2003	Percent Change
Compensation and benefits	$1,956	$2,135	(8.4)%	$6,255	$5,997	4.3%
Occupancy	533	436	22.2	1,573	1,374	14.5
Processing and communications	486	516	(5.8)	1,435	1,638	(12.4)
Furniture and equipment	308	257	19.8	829	776	6.8
Professional services	125	217	(42.4)	517	664	(22.1)
Loan servicing costs	169	225	(24.9)	505	511	(1.2)
Advertising	134	162	(17.3)	389	437	(11.0)
Deposit insurance	15	16	(6.3)	46	47	(2.1)
Litigation settlement	275	0	NM	275	0	NM
Other expenses	355	203	74.9	954	979	(2.6)
Total non-interest expense	$4,356	$4,167	4.5%	$12,778	$12,423	2.9%

Compensation and benefits expense decreased $179 thousand, or 8.4 percent, for the three months ended September 30, 2004 due to a reduced number of full time equivalent employees and the related lower salary and payroll tax expenses.  For the nine months ended September 30, 2004 compensation and benefits expense increased $258 thousand or 4.3 percent compared to the same periods a year ago.  The increase in compensation and benefits was a result of merit increases, increased payroll taxes related to higher salary expense and higher benefits costs.  Total full-time equivalent employees amounted to 146 at September 30, 2004, compared to 168 at September 30, 2003.

Occupancy expense increased $97 thousand or 22.2 percent, for the three months ended September 30, 2004, compared to the same period a year ago, and increased $199 thousand or 14.5 percent for the nine months ended September 30, 2004, compared to the same period a year ago.  The increase for the three months and nine months ended September 30, 2004, was due to higher rental expenses, leasehold improvements, property taxes and property maintenance related expenses.  A portion of these expenses was related to the operation of a new branch in Bridgewater, New Jersey which opened in the fourth quarter of 2003.

 Processing and communications expense decreased $30 thousand, or 5.8 percent, for the three months ended September 30, 2004 compared to the same period a year ago, and decreased $203 thousand or 12.4 percent for the nine months ended September 30, 2004, compared to the same period a year ago.  The decrease is primarily the result of lower payroll processing costs and lower costs related to ordering and shipment of coin and currency.

Furniture and equipment expense increased $51 thousand, or 19.8 percent, for the three months ended September 30, 2004, compared to the same period a year ago.  For the nine months ended September 30, 2004 and 2003, furniture and equipment expense increased $53 thousand to $829 thousand.  These increases were due to network and phone system enhancements implemented during the third quarter of 2004.

Professional fees decreased $92 thousand, or 42.4 percent, for the three months ended September 30, 2004 compared to the same period a year ago, and decreased $147 thousand or 22.1 percent for the nine months ended September 30, 2004 compared to the same period a year ago.  The decrease during both periods in 2004 was primarily due to lower legal expenses, partially offset by higher consulting expenses compared to the comparable periods in 2003.

Loan servicing costs decreased $56 thousand, or 24.9 percent for the three months ended September 30, 2004, compared to the same period a year ago, and remained relatively flat for the nine months ended September 30, 2004, compared to the same period a year ago.  The increase in loan servicing expenses for the three-month period is primarily related to higher legal and appraisal costs, offset in part by lower loan collection costs on non-performing loans.

Advertising expense decreased $28 thousand or 17.3 percent for the three months ended September 30, 2004 compared to the prior year period due to lower printing and promotional expense offset in part by increased marketing expense. For the nine months ended September 30, 2004, advertising expense decreased $48 thousand or 11.0 percent compared to the same period a year ago due to lower marketing expenses and printing expenses, partially offset by an increase in community relations expense.

Deposit insurance expense remained relatively flat for the three-month and nine-month periods ended September 30, 2004, compared to the prior year periods.

Other operating expenses, excluding the Van Volkenburgh $275 thousand previously discussed, increased $152 thousand to $355 thousand for the quarter and remained flat for the nine-month period ended September 30, 2004, compared to the prior year.  The increase for the three months ended September 30, 2004 was due to higher OREO property and collection related expenses compared to the three months ended September 30, 2003.

Income Tax Expense

For the quarter ended September 30, 2004, the provision for income taxes was $852 thousand, compared to $747 thousand in the prior year’s quarter, and increased $126 thousand to $2.28 million from $2.15 million for the nine months ended September 30, 2004, compared to the same period a year ago.  The increase in the tax provision during each period was the result of higher pre-tax earnings, partially offset by the reduction in the effective tax rate.  The current 2004 tax provision represents an effective tax rate of approximately 36 percent, compared to 37 percent for the prior year.  The reduction in the effective tax rate was the result of the realization of a prior period State tax asset valuation allowance during the quarter.  Management anticipates an effective tax rate of approximately 36 percent for the remainder of 2004.

Financial Condition at September 30, 2004

Total assets at September 30, 2004 were $493.7 million, compared to $450.8 million a year ago and $467.4 million at year-end 2003 due to deposit growth and repurchase agreement transactions, which funded an increase in the securities and loan portfolios.

Securities

The Company’s security portfolio consists of available for sale and held to maturity investments.  The investment securities portfolio is maintained for asset-liability management purposes as an additional source of liquidity, and as an additional source of earnings.  The portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government and government sponsored agencies, municipal securities, collateralized mortgage obligations and corporate and equity securities.  Approximately 84 percent of the total investment portfolio has a fixed rate of interest.  In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of September 30, 2004, $23.4 million of securities were pledged for governmental deposits versus a collateral requirement of $16.6 million.

Securities available for sale were $86.1 million at September 30, 2004, an increase of $6.8 million from year-end 2003.  During the first nine months of 2004, $30.0 million of securities available for sale were purchased, offset by $16.2 million of maturities and pay-downs, $6.8 million in securities sales, and a $56 thousand depreciation in the market value of the portfolio.   Security purchases consisted of agency step-up bonds and mortgage-backed securities.  Security sales during the period consisted primarily of longer-term municipal securities.  Included in available for sale securities is a $1.0 million asset-backed security.  Although the Company continues to receive payments on this bond and the bond is rated B2 by Moodys, the default rates on the underlying collateral continue to deteriorate and the certainty of future payments is not known.  As of September 30, 2004, the Company had recognized an impairment of $388 thousand on the security.  The weighted average life and modified duration of the AFS portfolio was 5.1 years and 3.6 years, respectively at September 30, 2004.  The yield on securities available for sale was 4.12 percent for the three months and 4.04 percent for the nine months ended September 30, 2004, compared to 3.22 percent and 3.72 percent for the three and nine months ended September 30, 2003, respectively.

Securities held to maturity were $21.7 million at September 30, 2004, an increase of $8.7 million or 66.3 percent from year-end 2003.  During the first nine months of 2004, $14.0 million of securities held to maturity were purchased, $2.5 million were called and $2.8 million in principal payments were received on the portfolio.  There were no sales or maturities during the nine-month period ended September 30, 2004.  The yield on securities held to maturity was 4.71 percent for the three months ended September 30, 2004, and 5.06 percent for the nine months ended September 30, 2004, compared to 5.49 percent and 5.01 percent for the three and nine-month periods ended September 30, 2003, respectively.  As of September 30, 2004 and December 31, 2003, the market value of held to maturity securities was $22.1 million and $13.5 million, respectively.  The weighted average life and modified duration of the portfolio were 2.7 years and 2.2 years, respectively, as of September 30, 2004.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income.  The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans.  Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans increased $14.4 million or 4.2 percent to $354.2 million at September 30, 2004, from year-end 2003.  The composition and concentration of the loan portfolio remained virtually unchanged from year-end 2003 with a 56.7 percent commercial, 17.6 percent SBA, 14.2 percent residential mortgage and 11.5 percent consumer concentration.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $200.8 million at September 30, 2004, and increased $12.6 million or 6.7 percent compared to $188.2 million at year-end 2003.  The yield on commercial loans was 6.75 percent for the three months ended September 30, 2004, and 6.70 percent for the nine months ended September 30, 2004, compared to 6.88 percent and 7.19 percent for the three and nine months ended September 30, 2003.

SBA loans provide guarantees of up to 85 percent of the principal from the SBA.  SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio.  SBA loans held to maturity amounted to $52.0 million at September 30, 2004, an increase of $2.0 million from year-end 2003.  SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $10.4 million at September 30, 2004, a decrease of $3.6 million from year-end 2003.  The SBA held for sale portfolio decreased due to reduced levels of SBA 7(a) loan origination volume as a result of the cap placed on the program.  The cap placed on the SBA 7(a) program resulted in lower originations in the first and second quarters of 2004.  The yield on SBA loans, which are generally floating and tied to Prime was 6.99 percent for the three months ended September 30, 2004, and 6.65 percent for the nine months ended September 30, 2004, compared to 6.77 percent and 6.27 percent for the three and nine months ended September 30, 2003.

Residential mortgage loans consist of loans secured by residential properties.  These loans amounted to $50.2 million at September 30, 2004, a decrease of $973 thousand from year-end 2003.  The decrease in residential mortgages was a result of pay-downs in the portfolio, partially offset by $4.2 million in purchases of mortgage portfolios during the period.  The yield on residential mortgages was 5.27 percent for the three months ended September 30, 2004, and 5.41 percent for the nine months ended September 30, 2004, compared to 5.75 percent and 6.06 percent for the three and nine months ended September 30, 2003.  The decrease in rate is attributed to the refinancing and prepayment of higher rate mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs and are generally secured by the personal property being purchased.  These loans amounted to $40.8 million at September 30, 2004, an increase of $4.4 million from year-end December 2003.  The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans.  The yield on consumer loans was 4.61 percent for the three months ended September 30, 2004, and 4.74 percent for the nine months ended September 30, 2004, compared to 4.93 percent and 5.18 percent for the three and nine months ended September 30, 2003.  The decline in yields for the three and nine month periods ended September 30, 2004 seen throughout this portfolio was related to volume of new loans generated from the 2.50 percent Home Equity Line of Credit promotion.

Asset Quality

Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan.  A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and ultimately credit losses, especially on collateral deficient loans.

Non-performing loans consist of loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectibility of principal and interest according to the contractual terms is in doubt.  When a loan is classified as non-accrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

Loans past due 90 days and still accruing interest are not included in non-performing loans.  The Company had $82 thousand in loans 90 days past due and still accruing at September 30, 2004, compared to $1.9 million at December 31, 2003 and $231 thousand at September 30, 2003.

Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to ongoing internal reviews for credit quality conducted by an independent third-party consultant.

The following table sets forth information concerning non-accrual loans and non-performing assets for the quarters ended September 30, 2004 and 2003, and December 31, 2003:

Non-performing loans

(In thousands)	Sept. 30, 2004	December 31, 2003	Sept. 30, 2003

Non-performing loans
SBA	$1,702	$3,175	$2,054
Commercial	1,755	1,568	1,554
Residential mortgage	334	458	123
Consumer	284	194	148
Total non-performing loans	4,075	5,395	3,879
OREO	215	327	396
Total Non-Performing Assets	$4,290	$5,722	$4,275

Past Due 90 days or more and still accruing interest
SBA	$57	$34	$95
Commercial	24	1,842	6
Residential mortgage	—	—	63
Consumer	1	—	67
Total accruing loans 90 days or more past due	$82	$1,876	$231

Non-Performing assets to total assets	0.87%	1.22%	0.94%
Non-Performing assets to loans and OREO	1.21%	1.68%	1.32%

Allowance for loans losses as a percentage of non-performing loans	140.52%	99.20%	128.70%
Allowance for loan losses to total loans	1.62%	1.58%	1.54%

Non-performing assets amounted to $4.3 million at September 30, 2004, a decrease of $1.4 million from year-end 2003 and an increase of $15 thousand from September 30, 2003.  There were $82 thousand in loans past due 90 days or more and still accruing interest at September 30, 2004, compared to $1.9 million at December 31, 2003, and $231 thousand at September 30, 2003.  Included in non-performing loans at September 30, 2004, are approximately $370 thousand of loans guaranteed by the SBA, compared to $1.4 million at December 31, 2003 and $1.2 million at September 30, 2003.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were no potential problem loans at September 30, 2004, compared to $1.0 million at December 31, 2003 and $231 thousand at September 30, 2003.

Allowance for Loan Losses

The allowance for loan losses totaled $5.7 million, $5.4 million, and $5.0 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively, with resulting allowance to total loan ratios of 1.62 percent, 1.58 percent and 1.54 percent respectively.  Net charge-offs amounted to $198 thousand for the three months ended September 30, 2004, compared to $64 thousand for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, net charge-offs totaled $451 thousand, compared to $359 thousand in the prior year.

The following is a reconciliation summarizing the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003:

Allowance for Loan Loss Activity

	Three months ended Sept. 30,		Nine Months ended Sept. 30,
(In thousands)	2004	2003	2004	2003
Balance, beginning of period	5,599	4,649	5,352	4,094
Provision charged to expense	325	375	825	1,225

Charge-offs:
SBA	57	112	287	301
Commercial	150	55	381	229
Residential mortgage	18	—	18	—
Consumer	8	42	15	81
Total Charge-offs	233	209	701	611
Recoveries:
SBA	24	40	65	72
Commercial	5	101	171	151
Residential mortgage	—	—	—	—
Consumer	6	4	14	29
Total recoveries	35	145	250	252
Total net charge-offs	198	64	451	359
Balance, end of period	5,726	4,960	5,726	4,960
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.23%	0.08%	0.18%	0.15%
Allowance for loan losses to total loans at period end	1.62%	1.54%	1.62%	1.54%
Allowance for loan losses to non-performing loans	140.52%	128.70%	140.52%	128.70%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.  In addition, emphasis is placed on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers seeking deposits, as well as lending relationships.

Total deposits increased $8.8 million to $423.8 million at September 30, 2004, from $415.0 million at December 31, 2003.  The increase in deposits was primarily the result of a $14.1 million increase in savings deposits, an $11.2  million increase in time deposits and a $2.1 million increase in non-interest bearing checking, partially offset by an $18.6 million decline in interest-bearing checking.  Government deposits remained flat at $36.4 million as of September 30, 2004, compared to $36.6 million at December 31, 2003.  The average rate paid on interest-bearing deposits amounted to 1.70 percent for the quarter ended September 30, 2004, and 1.68 percent for the nine months ended September 30, 2004, compared to 1.73 percent for the three months and 1.92 percent for the nine months ended September 30, 2003.  Non-interest-bearing demand deposits represented 21 percent of total deposits at  September 30, 2004 and December 31, 2003.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $34.3 million at September 30, 2004, an increase of $15 million from December 31, 2003.  This increase consists of a $10 million repurchase agreement which the Company entered into during the first quarter of 2004 and a $5 million repurchase agreement which the Company entered into during the third quarter of 2004.  The first quarter borrowing has a term of 5 years, expiring on March 11, 2009, at a rate of 2.78 percent.  The borrowing can be called by the issuer if the 3-month London Inter-bank overnight rate (“LIBOR”) is greater than or equal to 7 percent on March 11, 2005, or on any quarterly payment date thereafter. The third quarter 2004 repurchase agreement transaction has a term of 30 days, expiring on October 15, 2004, at a rate of 1.81%.

In addition to the repurchase agreement, borrowed funds includes a $10.0 million advance from the Federal Home Loan Bank (“FHLB”) and $9.3 million of subordinated debentures.  The 4.92% borrowing from the FHLB matures in 2010 and is callable at any time by the FHLB.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part prior to maturity, but after September 26, 2007.  The floating interest rate on the subordinated debentures is the three-month LIBOR plus 3.40% and re-prices quarterly.  The rate at September 30, 2004 was 5.35%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity as a percentage of assets with rate shocks of 200 basis points at September 30, 2004, is a decline of 1.17 percent in a rising rate environment and a decrease of 0.75 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2003, the economic value of equity with rate shocks of 200 basis points was a decline of 1.30 percent in a rising rate environment and a decrease of 0.4 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $20.7 million at September 30, 2004, a decrease of $5.7 million from December 31, 2003.  Net cash provided by operating activities for the nine months ended September 30, 2004, amounted to $6.3 million, primarily from proceeds from the sales of SBA loans held for sale, net income from operations, partially offset by originations of SBA loans held for sale.  Net cash used for investing activities amounted to $35.7 million for the nine months ended September 30, 2004, and consisted of security purchases, a mortgage loan portfolio purchase, a net increase in loans and investments in premises and equipment, partially offset by proceeds of maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $23.6 million for the nine months ended September 30, 2004, attributable to increased deposits and borrowings, in addition to proceeds from the issuance of stock, partially offset by cash dividends paid.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

The Parent Company had $1.7 million in cash at September 30, 2004 and $1.6 million at December 31, 2003.  The Parent Company had $417 thousand and $376 thousand in available for sale securities at September 30, 2004 and December 31, 2003, respectively.  The majority of expenses paid by the Parent Company are related to interest on $9.3 million of subordinated debentures.  Other expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At September 30, 2004, $12.5 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB.  The maximum borrowing line available, if additional collateral was pledged as of September 30, 2004, amounted to approximately $50.4 million.  An additional source of liquidity is Federal Funds sold, which were $11.4 million at September 30, 2004.

As of September 30, 2004, deposits included $36.4 million of Government deposits, as compared to $36.6 million at December 31, 2003.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the $36.4 million Government deposit portfolio is $34.0 million of deposits from seven municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

At September 30, 2004, the Bank had approximately $127.1 million of loan commitments, which will generally either expire or be funded within one year.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $29.0 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) Tier 1 capital, which includes tangible shareholders’ equity for common stock and qualifying preferred stock, and (2) Tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock, which does not qualify for Tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined, credit risk factors (risk-adjusted assets).  A bank is required to maintain, at a minimum, Tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier 1 and Tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.

In addition to the risk-based guidelines, regulators require that a bank that meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier 1 capital as a percentage of tangible assets) of 4 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2004
Leverage Ratio	$43,912	9.04%	≥	$19,437	4.00%	≥	$24,296	5.00%
Tier I risk-based ratio	$43,912	11.44%	≥	$15,355	4.00%	≥	$23,032	6.00%
Total risk-based ratio	$48,722	12.69%	≥	$30,710	8.00%	≥	$38,837	10.00%
As of December 31, 2003
Leverage Ratio	$40,268	9.02%	≥	$17,857	4.00%	≥	$22,321	5.00%
Tier I risk-based ratio	$40,268	11.28%	≥	$14,281	4.00%	≥	$21,421	6.00%
Total risk-based ratio	$44,731	12.53%	≥	$28,561	8.00%	≥	$35,702	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2004
Leverage Ratio	$35,938	7.28%	≥	$19,749	4.00%	≥	$24,686	5.00%
Tier I risk-based ratio	$35,938	9.38%	≥	$15,318	4.00%	≥	$22,977	6.00%
Total risk-based ratio	$46,736	12.20%	≥	$30,636	8.00%	≥	$38,295	10.00%
As of December 31, 2003
Leverage Ratio	$32,223	7.22%	≥	$17,857	4.00%	≥	$22,321	5.00%
Tier I risk-based ratio	$32,223	9.05%	≥	$14,249	4.00%	≥	$21,373	6.00%
Total risk-based ratio	$42,686	11.98%	≥	$28,498	8.00%	≥	$35,622	10.00%

Shareholders’ Equity

Shareholders’ equity increased $3.6 million, or 11.8 percent, to $34.4 million at September 30, 2004, compared to $30.8 million at December 31, 2003.  This increase was the result of $4.0 million in net income, $380 thousand in proceeds from stock options exercised, and $35 thousand in depreciation in the market value of securities available for sale, partially offset by $680 thousand in cash dividends declared through September 30, 2004.

On May 27, 2004 the Company announced a 5% stock distribution payable on June 30, 2004 to all shareholders of record as of June 15, 2004 and accordingly, all share amounts have been restated to include the effect of the distribution.

Impact of Inflation and Changing Prices

The financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of the operations.  Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary.  As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first, second and third quarters of 2004, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. (See Interest Rate Sensitivity in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Herein.)

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584, interest, attorney’s fees and costs of suit.  On March 12, 2004, the aforesaid Court granted Commerce Bank, N.A. partial summary judgment in the amount of $1,800,000 of its aforesaid claim.  The Bank has filed an appeal of the partial summary judgment entered in favor of Commerce Bank.  The Bank has a deposit account set aside to offset the aforesaid mentioned claim.  The Bank has reviewed the relevant circumstances and believes that it acted properly and that the outcome of the lawsuit will not have a material impact on the consolidated financial position.

During the third quarter, the Company entered into a settlement agreement with its former Chairman Robert J. Van Volkenburgh thereby settling the pending litigation initiated by Mr. Van Volkenburgh.  Effective immediately upon the execution of the agreement, the parties exchanged general releases and dismissed the litigation with prejudice.  The Company’s payment of the settlement amount called for by the settlement agreement requires the approval of the Federal Deposit Insurance Corporation (“FDIC”) under applicable regulations.  If the FDIC approves the settlement agreement, the Company will pay $275 thousand, net of insurance proceeds. The charge for such settlement agreement, taken in the third quarter, reduced net income by approximately $165 thousand or $0.03 per diluted share.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

(a)          Exhibits

Exhibit 10.1	Form of Director Indemnification Agreement

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

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

UNITY BANCORP, INC.

Dated: November 10, 2004	By:	/s/ Alan J. Bedner, Jr.
ALAN J. BEDNER, JR
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPTION

10.1	Exhibit 10.1 - Form of Director Indemnification Agreement

31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Exhibit 32.1-Certification of James A. Hughes and Alan J. Bedner, Jr, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.