Form 10-K
period 2004-12-31
UNITY BANCORP INC /DE/
filed 2005-03-31
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $49,071,229 and 3,662,032 shares of the Common Stock were outstanding.  As of March 17, 2005, 5,790,733 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

a)                                      General

Unity Bancorp, Inc. (the “Company” or “Registrant”) is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was originally organized under the laws of the State of Delaware in 1991 and subsequently, in 2002, effected a re-incorporation merger to become a New Jersey corporation.  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust I.  The trust has issued $9.3 million of preferred securities to investors.

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

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional and community-oriented commercial banking business, and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts.  The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its service area.  The Company engages in a wide range of lending activities and offers commercial, Small Business Administration (“SBA”), consumer, mortgage, home equity and personal loans.

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

Employees

At December 31, 2004, the Company employed 161 full-time and 24 part-time employees. None of the Company’s employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2004 about each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years

John Kauchak, 51, Chief Operations Officer and Executive Vice President of the Company and the Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.

Michael T. Bono, 62, Corporate Development Executive and Executive Vice President of the Company and the Bank	2001	Previously, Mr. Bono was Chief Retail Officer for Unity Bank from 2001 to 2004 and a Commercial Lending Officer for Unity Bank from 1995 to 2001.

Michael F. Downes, 42, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank from 1996 to 2001.

Alan J. Bedner, 34 Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003 and an AVP of Financial and Regulatory Reporting at Summit Bancorp from 1996 to 2001.

Kelly Stashko, 45 Chief Technology Officer and Executive Vice President of the Company and Bank	2003	Previously, Ms. Stashko was the head of the IT/Marketing Group for Unity Bank from 1996 to 2003.

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

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public,  such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier I,” consisting of common stockholders’ equity and certain preferred stock and other qualifying hybrid instruments, less certain goodwill items and other intangible assets.  The remainder, “Tier II Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Sarbanes-Oxley Act

On July 30, 2002, the Sarbanes-Oxley Act, or “SOX” was enacted.  SOX is not a banking law, but applies to all public companies, including the Company.  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far reaching U.S. securities legislation enacted in some time.  SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

SOX includes very specific additional disclosure requirements and new corporate government rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•                  audit committees;

•                  certification of financial statements by the chief executive officer and the chief financial officer;

•                  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                  a prohibition on insider trading during pension plan black out periods;

•                  disclosure of off-balance sheet transactions;

•                  a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;

•                  expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•                  disclosure of whether or not a company has adopted a code of ethics;

•                  “real time” filing of periodic reports;

•                  auditor independence; and

•                  various increased criminal penalties for violations of securities laws.

Complying with the requirements of SOX as implemented by the SEC will increase our compliance costs and could make it more difficult to attract and retain board members.

b)                                      Statistical information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2004 (Exhibit 13 hereto), which to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data		Annual Report Pages

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential
	A. Analysis of Net Interest Earnings	6
	B. Average Balance Sheets	7
	C. Rate/Volume Analysis	8

II.	Investment Portfolio
	A. Book value of investment securities	23
	B. Investment securities by range of maturity with corresponding average yields	24
	C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III.	Loan Portfolio
	A. Types of loans	11
	B. Maturities and sensitivities of loans to changes in interest rates	11
	C. Risk elements
	1) Nonaccrual, past due and restructured loans	11
	2) Potential problem loans	11
	3) Foreign outstandings	N/A
	4) Loan concentrations	11
	D. Other interest bearing assets	N/A

IV.	Summary of Loan Loss Experience
	A. Analysis of the allowance for loan losses	12
	B. Allocation of the allowance for loan losses	12

V.	Deposits
	A. Average amount and average rate paid on major categories of deposits	7
	B. Other categories of deposits	N/A
	C. Deposits by foreign depositors in domestic offices	N/A
	D. Time deposits of $100,000 or more by remaining maturity	26
	E. Time deposits of $100,000 or more by foreign offices	N/A

VI.	Return on Equity and Assets	5

VII.	Short-term Borrowings	26

Item 2.  Properties

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its thirteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2004.

Location	Leased Or Owned	Date Leased or Acquired	Lease Expiration	2004 Annual Rental Fee
Clinton, NJ	Leased	1996	2009	$425,506
Colonia, NJ	Leased	1995	2005	36,500
Flemington, NJ	Leased	1995	2006	62,400
Linden, NJ	Owned	1997	—	—
Highland Park, NJ	Leased	1999	2009	75,357
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Owned	2004	—	—
Springfield, NJ	Leased	1995	2006	33,119
South Plainfield, NJ	Leased	1999	2009	83,388
Union, NJ	Owned	2002	—	—
Edison, NJ	Leased	1999	2009	96,341
Whitehouse, NJ	Owned	1998	—	—
Bridgewater, NJ	Leased	2003	2008	45,585

Item 3.   Legal Proceedings

On February 2, 2004, the Company and the Bank were named as defendants (along with the Federal Deposit Insurance Corporation (“FDIC”)) in a lawsuit initiated by Robert J. Van Volkenburgh (Former Chairman of the Board and Chief Executive Officer of the Company and the Bank as well as beneficial owner of more than 5% of the outstanding shares of the Company’s common stock) in the Superior Court of New Jersey, Hunterdon County alleging that:  (i)  the Company and the Bank wrongfully terminated his Employment Agreement, and in connection with such alleged wrongful termination, breached the terms of a Supplemental Executive Retirement Plan (“SERP”) established for the benefit of Mr. Van Volkenburgh in accordance with such Employment Agreement; and (ii) the Company and the Bank breached the terms of an August 14, 2000 agreement entered into with Mr. Van Volkenburgh whereunder, among other things, he resigned his positions with the Company and the Bank.  Mr. Van Volkenburgh filed such complaint in the Superior Court of New Jersey, Law Division, Hunterdon County against the Company, the Bank and the FDIC seeking money damages alleged to be due under his Employment Agreement and the related SERP, as well as other relief.  Based solely upon the allegations of that complaint, Mr. Van Volkenburgh claims that he is entitled to (i) payment of his last annual salary of $280,000 for each of three years plus other amounts, (ii) payment of 60% of that annual salary for each of 20 additional years, and (iii) attorney’s fees, costs, interest and punitive damages.  Mr. Van Volkenburgh also seeks various declaratory relief relative to the FDIC’s jurisdiction over certain aspects of the dispute.  Mr. Van Volkenburgh previously filed a similar complaint in the Superior Court of New Jersey, which complaint was voluntarily dismissed in September 2002. During the third quarter of 2004, the Company entered into a settlement agreement with Mr. Van Volkenburgh settling the pending litigation.Effective immediately upon the execution of the agreement, the parties exchanged general releases and dismissed the litigation with prejudice.  The Company’s payment of the settlement amount called for by the settlement agreement requires the approval of the Federal Deposit Insurance Corporation (“FDIC”) under applicable regulations.  If the FDIC approves the settlement agreement, the Company will pay $275 thousand, net of insurance proceeds. The charge for such settlement agreement, recognized in the third quarter of 2004, reduced net income by approximately $165 thousand or $0.03 per diluted share.

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584.44, interest, attorney’s fees and costs of suit. On March 12, 2004, the aforesaid Court granted Commerce Bank, N.A. partial summary judgment in the approximate amount of $1,800,000 of its aforesaid claim.  Although the Bank has reviewed the relevant circumstances and believes it acted properly, on March 28, 2005, the Bank agreed to settle the lawsuit with Commerce Bank and the other party to the litigation. The settlement will be paid primarily out of a deposit account the Bank has been holding to satisfy any liability, and as such, the settlement will not have an impact on the financial conditions or results of operations of the Company.

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5.           Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)                                  Market Information

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol “UNTY”.  The following table sets forth the high and low bid prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.   The prices reflect the impact of the 5 percent stock distribution paid on June 30, 2004.

	High	Low
Year Ended December 31, 2004:
4th Quarter	$13.20	$11.46
3rd Quarter	13.91	11.30
2nd Quarter	14.45	11.50
1st Quarter	14.50	11.40
Year Ended December 31, 2003:
4th Quarter	$11.71	$10.00
3rd Quarter	10.95	9.85
2nd Quarter	10.71	7.50
1st Quarter	9.58	7.33

(b)                                 Holders

As of March 17, 2005, there were approximately 570 shareholders of record of the Company’s Common Stock.

(c)                                  Dividends

The following table sets forth the dividends declared by the Company during 2003 and 2004.

Dividend Declared
Year Ended December 31, 2004:
4th Quarter	$.04
3rd Quarter	$.04
2nd Quarter	$.04
1st Quarter	$.04
Year Ended December 31, 2003
4th Quarter	$.03
3rd Quarter	$.03
2nd Quarter	$—
1st Quarter	$—

Item 6.                                   Selected Financial Data

The information under the caption “Selected Consolidated Financial Data” on page 5 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated by reference herein.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 15 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated by reference herein.

Item 7A.                          Quantitative and Qualitative Disclosure About Market Risk

The information under the caption “Market Risk” on pages 13 and 14 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated by reference herein.

Item 8.                                   Financial Statements and Supplementary Data

The Financial Statements and Notes to Consolidated Financial Statements on pages 17 through 31 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference herein.

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

PART III

Item 10.                                 Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

The information concerning the directors and executive officers of the Company under the caption “Election of Directors” and the information under the captions “Compliance with Section 16(a) of the Securities Exchange Act of 1934”and “Governance of the Company — Audit Committee” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Also, refer to the information under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers who are not also directors.

The Company has adopted an Ethics Policy applicable to its directors, officers, and employees.  Such Ethics Policy incorporates guidelines designed by the Company to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates the Company’s expectations of its employees that enable the Company to provide accurate and timely disclosure in its filings with the Securities and Exchange Commission and other public communications. A copy of such Ethics Policy is incorporated herein by reference into Part III of this Annual Report on Form 10-K (Exhibit 14 hereto).  If any substantive amendments are made to the Ethics Policy or if the Company grants any waiver, including any implicit waiver, from a provision of the Ethics Policy to any of its executive officers and directors, the Company will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Item 11.                                 Executive Compensation

The information concerning executive compensation under the caption “Executive Compensation” (other than the “Board of Directors Report on Executive Compensation” and the “Performance Graph”) in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation stock option plans approved by security holders	841,915	$6.32	52,075
Equity compensation plans approved by security holders	5,000	$12.89	95,000
Equity compensation plans not approved by security holders	—	—	—
Total	846,915	$6.36	147,075

During the fourth quarter of 2004, the Company did not repurchase any of its equity securities.

Item 13.                                 Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions under the caption “Certain Transactions with Management” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Item 14.                                 Principal Accountant Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2005” in the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Item 15.                                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  FINANCIAL STATEMENTS.

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)                                 EXHIBITS.

Exhibit Number	Description of Exhibits

3(i)	Certificate of Incorporation of the Company, as amended (2)

3(ii)	Bylaws of the Company (7)

4(i)	Form of Stock Certificate (7)

10(i)	1994 Stock Option Plan for Non-Employee Directors (1)

10(ii)	1997 Stock Option Plan (3)

10(iii)	1997 Stock Bonus Plan (3)

10(iv)	1998 Stock Option Plan (4)

10(v)	1999 Stock Option Plan (5)

10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)

10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)

10(viii)	Retention Agreement dated March 23, 2004 with Michael T. Bono (8)

10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)

10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)

10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)

10(xii)	Retention Agreement dated March 23, 2004 with Kelly Stashko (8)

10(xiii)	2002 Stock Option Plan (6)

10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)

10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)

10 (xvi)	2004 Stock Bonus Plan (9)

13	Portion of Unity Bancorp. Inc. 2004 Annual Report to Shareholders

14	Ethics Policy (8)

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

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

(8)                               Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.

(9)                               Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.

(c)                                  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner
Alan J. Bedner
Executive Vice President,
Chief Financial Officer

March 31, 2005
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David D. Dallas	Chairman of the Board and Director	March 31, 2005
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 31, 2005
James A. Hughes

/s/ Alan J. Bedner	Chief Financial Officer (Principal Financial and	March 31, 2005
Alan J. Bedner	Accounting Officer)

/s/ Frank Ali	Director	March 31, 2005
Frank Ali

/s/ Dr. Mark S. Brody	Director	March 31, 2005
Dr. Mark S. Brody

/s/ Robert H. Dallas, II	Director	March 31, 2005
Robert H. Dallas, II

/s/ Peter E. Maricondo	Director	March 31, 2005
Peter E. Maricondo

/s/ Wayne Courtright	Director	March 31, 2005
Wayne Courtright

/s/ Charles S. Loring	Director	March 31, 2005
Charles S. Loring

/s/ Allen Tucker	Director	March 31, 2005
Allen Tucker