Form 10-Q
period 2005-03-31
UNITY BANCORP INC /DE/
filed 2005-05-13
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 11, 2005: common stock, no par value:  5,822,458 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements

Unity Bancorp, Inc

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(in thousands)	03/31/05	12/31/04	03/31/04
Assets
Cash and due from banks	$11,286	$12,439	$9,950
Federal funds sold and interest bearing deposits	17,603	10,967	35,306
Securities:
Available for sale	74,571	78,014	75,159
Held to maturity (market value of $23,616, $23,786 and $12,760, respectively)	23,593	23,579	12,392
Total securities	98,164	101,593	87,551
Loans:
SBA held for sale	8,172	7,574	7,637
SBA held to maturity	54,567	55,576	48,740
Commercial	214,730	207,771	188,707
Residential mortgage	59,769	60,240	48,862
Consumer	43,934	42,419	37,561
Total loans	381,172	373,580	331,507
Less: Allowance for loan losses	5,942	5,856	5,466
Net loans	375,230	367,724	326,041
Premises and equipment, net	9,191	7,439	6,764
Accrued interest receivable	2,600	2,493	2,340
Loan servicing asset	2,065	2,018	1,320
Bank owned life insurance	5,047	5,000	—
Other assets	4,656	5,744	3,989
Total assets	$525,842	$515,417	$473,261
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$77,800	$83,839	$86,781
Interest bearing checking	154,074	164,426	190,247
Savings deposits	112,847	79,557	37,748
Time deposits, under $100,000	72,435	73,399	64,813
Time deposits, $100,000 and over	30,634	32,677	29,741
Total deposits	447,790	433,898	409,330
Borrowed funds	30,000	35,000	20,000
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	165	176	178
Accrued expense and other liabilities	2,202	1,196	2,004
Total liabilities	$489,436	$479,549	$440,791
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	34,101	34,025	32,237
Retained earnings	3,403	2,327	229
Accumulated other comprehensive (loss) income	(1,098)	(484)	4
Total Shareholders’ Equity	$36,406	$35,868	32,470
Total Liabilities and Shareholders’ Equity	$525,842	$515,417	$473,261

Issued common shares	5,817	5,778	5,747
Outstanding common shares	5,817	5,778	5,747

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended March 31,
(in thousands, except per share amounts)	2005	2004
Interest income:

Federal funds sold and interest on deposits	$62	$32
Securities:
Available for sale	796	757
Held to maturity	274	177
Total securities	1,070	934
Loans:
SBA loans	1,359	1,019
Commercial loans	3,638	3,096
Residential mortgage loans	802	703
Consumer loans	592	442
Total loan interest income	6,391	5,260
Total interest income	7,523	6,226
Interest expense:
Interest bearing demand deposits	611	630
Savings deposits	460	107
Time deposits	763	618
Borrowed funds and subordinated debentures	424	253
Total interest expense	2,258	1,608
Net interest income	5,265	4,618
Provision for loan losses	300	250
Net interest income after provision for loan losses	4,965	4,368
Non-interest Income:
Service charges on deposit accounts	430	406
Service and loan fee income	536	471
Gain on sales of SBA loans, net	460	738
Net security gains	53	53
Bank owned life insurance	47	—
Other income	265	213
Total non-interest income	1,791	1,881
Non-interest expense:
Compensation and benefits	2,397	2,239
Occupancy	593	529
Processing and communications	466	474
Furniture and equipment	329	263
Professional fees	109	231
Loan servicing costs	177	180
Advertising	185	144
Deposit insurance	15	15
Other expenses	377	328
Total non-interest expense	4,648	4,403
Net income before provision for income taxes	2,108	1,846
Provision for income taxes	798	652
Net income	$1,310	$1,194

Net income per common share - Basic	$0.23	$0.21
Net income per common share - Diluted	0.21	0.20
Weighted average shares outstanding – Basic	5,789	5,735
Weighted average shares outstanding – Diluted	6,116	6,035

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2005 and 2004

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance, December 31, 2003	5,686	$31,989	$(746)	$(481)	$30,762
Comprehensive income:
Net Income		—	1,194	—	1,194
Unrealized holding gains on securities arising during the period, net of tax of $370				517
Less: reclassification adjustment for gains included in net income, net of tax of $21				32
Net unrealized holding gain on securities arising during the period, net of tax $349		—	—	485	485
Total comprehensive income		—	—	—	1,679
Cash dividend on common stock $.04 per share		—	(219)	—	(219)
Stock options exercised	61	248	—	—	248
Balance, March 31, 2004	5,747	$32,237	$229	$4	$32,470

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	5,778	$34,025	$2,327	$(484)	$35,868
Comprehensive income:
Net Income		—	1,310	—	1,310
Unrealized holding gains on securities arising during the period, net of tax benefit of $356				(582)
Less: reclassification adjustment for gains included in net income, net of tax of $21				32
Net unrealized holding gain on securities arising during the period, net of tax benefit of $377		—	—	(614)	(614)
Total comprehensive income		—	—	—	696
Cash dividend declared on common stock $.04 per share		—	(234)	—	(234)
Stock options exercised	39	76	—	—	76
Balance, March 31, 2005	5,817	$34,101	$3,403	$(1,098)	$36,406

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
(In thousands)	2005	2004
Operating activities:
Net income	$1,310	$1,194
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	300	250
Depreciation and amortization	354	305
Net gain on sale of securities	(53)	(53)
Gain on sale of SBA loans held for sale	(460)	(738)
Origination of SBA loans held for sale	(6,104)	(1,256)
Proceeds from the sale of SBA loans	5,966	8,371
Net change in other assets and liabilities	890	16
Net cash provided by operating activities	2,203	8,089
Investing activities:
Purchases of securities held to maturity	(2,195)	—
Purchases of securities available for sale	(298)	(7,325)
Maturities and principal payments on securities held to maturity	2,167	667
Maturities and principal payments on securities available for sale	2,627	5,618
Proceeds from sale of securities available for sale	148	6,652
Proceeds from the sale of other real estate owned	345	—
Net (increase) decrease in loans	(7,497)	1,683
Purchases of premises and equipment	(754)	(978)
Net cash (used in) provided by investing activities	(5,457)	6,317
Financing activities:
Net increase (decrease) in deposits	13,892	(5,652)
Net (decrease) increase in borrowings	(5,000)	10,000
Proceeds from the issuance of common stock	76	248
Dividends paid	(231)	(161)
Net cash provided by financing activities	8,737	4,435
Increase in cash and cash equivalents	5,483	18,841
Cash and cash equivalents at beginning of year	23,406	26,415
Cash and cash equivalents at end of period	$28,889	$45,256
Supplemental disclosures:
Cash:
Interest paid	$2,269	$1,615
Income taxes paid	—	930
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	198	59

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2005

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Proforma

	Three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income to common shareholders as reported:
As reported	$1,310	$1,194
Pro forma	1,294	1,148
Income per share:
Basic as reported	$0.23	$0.21
Basic Pro forma	0.22	0.20
Diluted as reported	0.21	0.20
Diluted Pro forma	0.21	0.19

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

During the third quarter of 2004, the Company entered into a settlement agreement with its former Chairman Robert J. Van Volkenburgh thereby settling the pending litigation initiated by Mr. Van Volkenburgh.  Effective immediately upon the execution of the agreement, the parties exchanged general releases and dismissed the litigation with prejudice.  The Company’s payment of the settlement amount called for by the settlement agreement requires the approval of the Federal Deposit Insurance Corporation (“FDIC”) under applicable regulations.  If the FDIC approves the settlement agreement, the Company will pay $275 thousand, net of insurance proceeds. The charge for such settlement agreement, recognized in the third quarter of 2004, reduced net income by approximately $165 thousand after tax or $0.03 per diluted share.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and diluted earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.

	Three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income to common shareholders	$1,310	$1,194
Basic weighted-average common shares outstanding	5,789	5,735
Plus: Common stock equivalents	327	300
Diluted weighted - average common shares outstanding	6,116	6,035
Net income per common share:
Basic	$0.23	$0.21
Diluted	0.21	0.20
Return on average assets	1.03%	1.04%
Return on average common equity	14.63%	15.32%
Efficiency ratio*	66.37%	68.31%

* Non-interest expense divided by net interest income plus non-interest income less securities gains

NOTE 4. Recent accounting pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R).  The Commissions new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commissions new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

NOTE 5.  Subsequent Events

On April 8, 2005, the Company sold the $1.0 million asset-backed security, which the Company had classified as an impaired asset.  The security was sold for $600 thousand and $24 thousand of the charged off impairment was recovered. Through March 31, 2005, the Company continued to receive payments on this bond; however, the bond was rated Caa1 by Moody’s and if the default rates on the underlying collateral continued to deteriorate the future market value could be impaired.  As of March 31, 2005, the Company had recognized an impairment of $426 thousand on the security.

ITEM 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2004 consolidated audited financial statements and notes thereto.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on March 13, 1991.  The Bank provides a full range of commercial and retail banking services through 13 branch offices located in Hunterdon, Somerset, Middlesex, and Union counties in New Jersey.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.

Unity (NJ) Statutory Trust I is a statutory Business Trust and wholly-owned subsidiary of Unity Bancorp, Inc.  On September 26, 2002, the trust issued $9.0 million of capital securities to investors.  These floating rate securities are treated as subordinated debentures on the financial statements.  However, they qualify as Tier I Capital for regulatory capital compliance purposes.  In accordance with Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust I.

Earnings Summary

Net income for the three months ended March 31, 2005 was $1.3 million, an increase of $116 thousand or 9.7 percent, compared to net income of $1.2 million for the same period in 2004. This was the result of increased net interest income offset in part by a higher provision for loan losses, reduced non-interest income and higher operating expenses.

Quarterly performance highlights include:

•      Earnings per basic common share increased to $0.23 for the first quarter of 2005 compared to $0.21 for the same period in 2004.

•      Earnings per diluted common share increased to $0.21 for the first quarter of 2005 compared to $0.20 for the same period a year ago.

•      Return on average assets remained stable at 1.03 percent and 1.04 percent for the quarters ended March 31, 2005 and 2004, respectively.

•      Return on average common equity equaled 14.63 percent and 15.32 percent for the quarters ended March 31, 2005 and 2004, respectively.

•      The efficiency ratio improved to 66.37 percent for the first quarter of 2005 compared to 68.31 percent for the same period a year ago.

Over the past twelve months, the Federal Reserve has raised short-term interest rates seven times for a total of 175 basis points.  During this period the Federal Funds rate has increased from 1.0 percent to 2.75 percent while the Prime-lending rate increased from 4.0 percent to 5.75 percent.  Rising rates positively impact a Bank’s performance when variable rate earning assets such as Prime based commercial loans re-price at a higher rate; however, a higher interest rate environment also puts pressure on a Bank’s cost of funds as its deposit and borrowing costs rise.

The higher average interest rate environment during the first quarter of 2005 was advantageous as seen in the growth of net interest income and the improvement in the net interest margin.  Net interest income, our largest component of operating income, increased $647 thousand or 14 percent to $5.3 million for the three months ended March 31, 2005 compared to the same period in 2004.  This increase was the result of a $53.2 million increase in average earning assets combined with a stable net interest margin and spread.  Net interest margin (net interest income as a percentage of average interest earning assets) increased 5 basis points to 4.30 percent for the current quarter compared to 4.25 percent for the same period a year ago.  Over the same period, net interest spread, the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased 4 basis points to 3.92 percent from 3.88 percent a year ago.

Non-interest income decreased $90 thousand or 4.8 percent to $1.79 million for the three months ended March 31, 2005 compared to $1.88 million for the three months ended March 31, 2004.  This decline was due primarily to lower levels of gains on the sale of SBA loans, partially offset by increased service and loan fee income, service charges on deposits and income on bank owned life insurance.

Non-interest expense was $4.65 million for the three months ended March 31, 2005, an increase of $245 thousand or 5.6 percent compared to $4.40 million for the same period a year ago. The increase was due primarily to increases in compensation and benefits, occupancy expense, furniture and equipment and advertising expense.

During the first quarter of 2005, the Company recorded income tax expense of $798 thousand compared to $652 thousand for the same period a year ago.  The current 2005 tax provision represents an effective tax rate of approximately 38.0 percent as compared to 35.0 percent for 2004.

Net Interest Income

Tax-equivalent interest income totaled $7.54 million for the three months ended March 31, 2005, an increase of $1.28 million or 20 percent, compared to $6.25 million a year ago.  Of the $1.28 million increase in interest income, $799 thousand is attributable to an increase in the volume of earning assets, while $483 thousand is attributable to an increase in the yield on earning assets.  The average volume of earning assets increased $53.2 million to $490.5 million at March 31, 2005 compared to $437.3 million at March 31, 2004.  This was due to a $45.1 million increase in average total loans plus a $10 million increase in average total securities, partially offset by a $2.0 million decline in federal funds sold and interest bearing deposits.  The impact of the higher interest rate environment in the first quarter of 2005 is evident in the rates earned on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as federal funds sold and interest bearing deposits.  Key interest rate increases during the quarter included:

•      Federal funds sold and interest bearing deposits earned 2.43 percent for the three months ended March 31, 2005, an increase of 138 basis points compared to 1.05 percent for the same period a year ago.

•      SBA loans earned 8.37 percent during the quarter, an increase of 181 basis points over the comparable quarter in 2004, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•      Consumer loans earned 5.65 percent for the three months ended March 31, 2005, an increase of 79 basis points compared to 4.86 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•      Commercial loans earned 6.95 percent for the quarter, an increase of 28 basis points over the comparable quarter in 2004.

The higher interest rate environment also increased interest expense and the cost of funds.  Total interest expense was $2.26 million for the three months ended March 31, 2005, an increase of $650 thousand or 40.4 percent, compared to $1.61 million for the same period a year ago. Of the $650 thousand increase in interest expense, $376 thousand is related to an increase in average interest-bearing liabilities while $274 thousand is due to an increase in the cost of funds.  Over the past twelve months, average interest bearing liabilities increased $54 million as average interest bearing deposits increased $37 million and borrowed funds and subordinated debentures increased $17 million. Total interest-bearing deposits were $360.7 million on average, an increase of $37.0 million or 11.4 percent compared to $323.7 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.  Average borrowed funds increased $17 million to $40.1 million as of March 31, 2005 due to the addition of a $10 million repurchase agreement at 2.78 percent during the first quarter of 2004 and a $10 million FHLB advance at 2.95 percent during the fourth quarter of 2004.  The rate paid on interest bearing liabilities increased 42 basis points to 2.28 percent for the three months ended March 31, 2005 from 1.86 percent in the same period in 2004.  The cost of interest bearing deposits increased 38 basis points to 2.06 percent as the rates paid on all deposit products increased.

Tax-equivalent net interest income increased $632 thousand to $5.28 million for the quarter ended March 31, 2005 compared to $4.65 million for the same period a year ago.  Net interest margin widened 5 basis points to 4.30 percent compared to 4.25 percent for the same period a year ago.  The widened net interest margin was primarily the result of a higher volume of loans and securities and a higher interest rate environment.  The net interest spread was 3.92 percent for the three months ended March 31, 2005 compared to 3.88 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	March 31, 2005			March 31, 2004
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$10,331	$62	2.43%	$12,287	$32	1.05%
Securities:
Available for sale	76,926	809	4.21	77,256	785	4.06
Held to maturity	23,088	274	4.75	12,751	177	5.55
Total securities	100,014	1,083	4.33	90,007	962	4.28
Loans, net of unearned discount:
SBA loans	64,966	1,359	8.37	62,115	1,019	6.56
Commercial	212,343	3,638	6.95	186,562	3,096	6.67
Residential Mortgages	60,361	802	5.31	49,787	703	5.65
Consumer	42,482	592	5.65	36,568	442	4.86
Total loans	380,152	6,391	6.79	335,032	5,260	6.30
Total interest-earning assets	490,497	7,536	6.20	437,326	6,254	5.74
Noninterest-earning assets:
Cash and due from banks	10,748			14,125
Allowance for loan losses	(6,047)			(5,510)
Other assets	22,742			14,163
Total noninterest-earning assets	27,443			22,778
Total Assets	$517,940			$460,104

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$160,991	611	1.54	$188,999	630	1.34
Savings deposits	91,294	460	2.04	38,489	107	1.12
Time deposits	108,374	763	2.86	96,213	618	2.58
Total interest-bearing deposits	360,659	1,834	2.06	323,701	1,355	1.68
Borrowed funds and subordinated debentures	40,139	424	4.28	23,112	253	4.40
Total interest-bearing liabilities	400,798	2,258	2.28	346,813	1,608	1.86
Noninterest-bearing liabilities:
Demand deposits	78,852			79,834
Other liabilities	1,976			2,118
Total noninterest-bearing liabilities	80,828			81,952
Shareholders’ equity	36,314			31,339
Total Liabilities and Shareholders’ Equity	$517,940			$460,104

Net interest spread		5,278	3.92%		4,646	3.88%
Tax-equivalent basis adjustment		(13)			(28)
Net interest income		$5,265			$4,618
Net interest margin			4.30%			4.25%

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

Rate Volume Table

	Three months ended March 31, 2005 versus March 31, 2004
	Due to change in:
	Volume	Rate	Total
Interest Income
Commercial	$416	$126	$542
SBA	49	291	340
Residential mortgage	143	(44)	99
Consumer	75	75	150
Total Loans	683	448	1,131

Available for sale securities	(3)	27	24
Held to maturity securities	125	(28)	97
Federal funds sold and interest bearing deposits	(6)	36	30
Total interest earning assets	$799	$483	$1,282

Interest Expense
Interest bearing checking	$(102)	$83	$(19)
Savings deposits	222	131	353
Time deposits	78	67	145
Total Interest Bearing Deposits	198	281	479
Borrowings	178	(7)	171
Total interest-bearing liabilities	376	274	650
Tax equivalent net interest income	$423	$209	$632
Tax equivalent adjustment			15
Increase in net interest income			$647

Provision for Loan Losses

The provision for loan losses was $300 thousand for the three months ended March 31, 2005, an increase of $50 thousand, compared to $250 thousand for the same period a year ago. The increase from a year ago was primarily attributable to the $45.1 million increase in average loans during the period.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans and other income. Non-interest income was $1.79 million for the three months ended March 31, 2005, a decrease of $90 thousand compared with 2004.  The components of non-interest income are as follows:

	Three months ended March, 31
(In thousands)	2005	2004	Percent Change
Deposit service charges	$430	$406	5.9%
Loan and servicing fees	536	471	13.8
Net gains on SBA loan sales	460	738	(37.7)
Net security gains	53	53	—
Bank owned life insurance	47	—	NM
Other income	265	213	24.4
Total non-interest income	$1,791	$1,881	(4.8)%

NM = Not meaningful

Deposit service charges increased $24 thousand, or 5.9 percent, for the three months ended March 31, 2005, compared to the same period a year ago as a result of the implementation of an overdraft privilege program and a larger deposit base.

Loan and servicing fees increased $65 thousand, or 13.8 percent, for the three months ended March 31, 2005, compared to the same period a year ago due to the volume of new loans being originated and an increase in prepayment penalties on commercial loans.

Net gains on SBA loan sales declined $278 thousand or 37.7 percent for the quarter, compared to the same period a year ago, as a result of lower sales volume.  SBA loan sales, all without recourse, totaled $5.5 million for the three months ended March 31, 2005, compared to $7.6 million for the three months ended March 31, 2004.

Net security gains were flat at $53 thousand for the three months ended March 31, 2005 and 2004.

During the fourth quarter of 2004, the Company invested $5 million in bank owned life insurance (BOLI).  BOLI income from this investment totaled $47 thousand for the three months ended March 31, 2005.

Other non-interest income increased $52 thousand to $265 thousand for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.  The increase was due primarily to increased gains on the sale of residential mortgage loans.

Non-Interest Expense

Total non-interest expense increased $245 thousand or 5.6 percent to $4.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The components of non-interest expense are as follows:

	Three months ended March 31,
(In thousands)	2005	2004	Percent Change
Compensation and benefits	$2,397	$2,239	7.1%
Occupancy	593	529	12.1
Processing and communications	466	474	(1.7)
Furniture and equipment	329	263	25.1
Professional services	109	231	(52.8)
Loan servicing costs	177	180	(1.7)
Advertising	185	144	28.5
Deposit insurance	15	15	—
Other expenses	377	328	14.9
Total non-interest expense	$4,648	$4,403	5.6%

Compensation and benefits expense, the largest component of non-interest expense, increased $158 thousand, or 7.1 percent, for the three months ended March 31, 2005 compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases, an increase in the number of employees and higher benefits costs. Total full time equivalent employees amounted to 169 at March 31, 2005, compared to 166 at March 31, 2004.

Occupancy expense increased $64 thousand or 12.1 percent, for the three months ended March 31, 2005, compared to the same period a year ago. The increase for the three months ended March 31, 2005 was due to higher rental, property tax and snow removal expenses.

Processing and communications expense decreased $8 thousand, or 1.7 percent, for the three months ended March 31, 2005, compared to the same period a year ago. The decrease was primarily the result of lower data processing line costs and postage expenses offset, in part, by increased telephone expense.

Furniture and equipment expense increased $66 thousand, or 25.1 percent, for the three months ended March 31, 2005, compared to the same period a year ago. The increase in furniture and equipment was primarily related to increased software maintenance costs for systems upgrades.

Professional fees decreased $122 thousand, or 52.8 percent, for the three months ended March 31, 2005, compared to the same period a year ago.  The decrease was due to lower levels of legal fees in 2005 compared to 2004.

Loan servicing expense decreased slightly to $177 thousand for the three months ended March 31, 2005, compared to the same period a year ago.

Advertising expense increased $41 thousand or 28.5 percent for the three months ended March 31, 2005 compared to the same period a year ago.  This increase was due to increased marketing expenses related to new business generation.

Deposit insurance remained flat for the three months ended March 31, 2005 and 2004.

Other expense increased $49 thousand, or 14.9 percent, for the three months ended March 31, 2005, compared to the same period a year ago.  This increase was due primarily to higher insurance expenses.

Income Tax Expense

For the first quarter of 2005, the provision for income taxes was $798 thousand compared to $652 thousand for the same period a year ago. The current 2005 tax provision represents an effective tax rate of approximately 38 percent as compared 35 percent for the prior year. During the first quarter of 2004, the Company realized a portion of a prior period State tax valuation allowance.  Management anticipates an effective rate of approximately 38 percent for the remainder of 2005.

Financial Condition at March 31, 2005

Total assets at March 31, 2005 were $525.8 million compared to $473.3 million a year ago and $515.4 million from year-end 2004. Compared to year-end 2004, total assets increased due primarily to the investment of liquidity from savings deposit growth into loans and federal funds sold and interest bearing deposits.

Securities

The Company’s investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The securities portfolio consists of available for sale “AFS” and held to maturity “HTM” investments.  AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of AFS or HTM at the time of purchase. The portfolio is comprised of U.S. Treasury securities, obligations of the U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 84 percent of the total investment portfolio has a fixed rate of interest.

AFS securities totaled $74.6 million at March 31, 2005, a decrease of $3.4 million from year-end 2004. This decrease was the result of the following transactions during the quarter:

•      $298 thousand in securities were purchased,

•      $95 thousand in sales,

•      $2.6 million in principal payments were received, and

•      The market value of the portfolio depreciated $991 thousand.

Included in AFS securities at March 31, 2005 was a $1.0 million asset-backed security, which the Company had classified as an impaired asset.  Through March 31, 2005, the Company continued to receive payments on this bond; however, the bond was rated Caa1 by Moody’s and if the default rates on the underlying collateral continued to deteriorate the future market value could be impaired.  As of March 31, 2005, the Company had recognized an impairment of $426 thousand on the security.  Subsequent to the end of the quarter, the Company sold this asset-backed security for $600 thousand and recovered $24 thousand of the previously charged off impairment.  The yield on the AFS securities portfolio was 4.21 percent for the three months ended March 31, 2005, compared to 4.06 percent a year ago.  The weighted average life of the AFS portfolio was 4.59 years and the effective duration of the portfolio was 3.78 years at March 31, 2005 compared to 4.72 years and 4.48 years at December 31, 2004.

HTM securities totaled $23.6 million at March 31, 2005 and December 31, 2004. During the first three months of 2005, $2.2 million in maturities and principal payments were received on the portfolio.  In addition, there was a $2.2 million bond purchased during the quarter.  The yield on HTM securities was 4.75 percent for the three months ended March 31, 2005 compared to 5.55 percent for the same period a year ago. As of March 31, 2005 and December 31, 2004, the market value of HTM securities was $23.6 million and $23.8 million, respectively.  The weighted average life of the HTM portfolio was 2.99 years and the effective duration of the portfolio was 2.30 years at March 31, 2005 compared to 2.85 years and 2.66 years at December 31, 2004.

In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of March 31, 2005, $16.6 million of securities were required to be pledged for governmental deposits.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans increased $7.6 million or 2.0 percent to $381.2 million at March 31, 2005, from year-end 2004.  The concentration of the loan portfolio remained virtually unchanged from year-end with a 56 percent commercial, 16 percent SBA, 16 percent residential mortgage and 12 percent consumer concentration.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $214.7 million at March 31, 2005 and increased $7.0 million compared to $207.8 million at year-end 2004. The yield on these commercial loans was 6.95 percent for the three months ended March 31, 2005 compared to 6.67 percent for the same period a year ago.

SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $54.6 million at March 31, 2005, a decrease of $1.0 million from year-end 2004. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $8.2 million at March 31, 2005, an increase of $598 thousand from year-end 2004. The SBA held for sale portfolio increased due to lower levels of SBA loans being sold during the quarter. The yield on SBA loans which are generally floating and tied to prime was 8.37 percent for the three months ended March 31, 2005 compared to 6.56 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $59.8 million at March 31, 2005, a decrease of $471 thousand from year-end 2004. The decrease in residential mortgages was a result of pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 5.31 percent for the three months ended March 31, 2005 compared to 5.65 percent for the same period a year ago. The decrease in rate is attributed to the refinancing and prepayment of higher rate mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $43.9 million at March 31, 2005, an increase of $1.5 million from year-end 2004. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 5.65 percent for the three months ended March 31, 2005, compared to 4.86 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflect the higher interest rate environment at March 31, 2005 compared to March 31, 2004 due to the Federal Reserve raising interest rates 175 basis points since June 2004.

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

Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the origination of a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to ongoing internal reviews for credit quality.  In addition, an outside firm is used to conduct independent credit reviews.

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2004

Non-performing loans
SBA	$2,156	$2,013	$2,474
Commercial	426	1,534	1,387
Residential mortgage	223	288	687
Consumer	115	256	175
Total non-performing loans	2,920	4,091	4,723
OREO	198	345	338
Total Non-Performing Assets	$3,118	$4,436	$5,061

Past Due 90 days or more and still accruing interest
SBA	290	—	—
Commercial	—	—	—
Residential mortgage	—	—	—
Consumer	23	—	—
Total accruing loans 90 days or more past due	313	—	—

Non-Performing assets to total assets	0.59%	1.10%	1.07%
Non-Performing assets to loans and OREO	0.82%	1.19%	1.53%
Allowance for loans losses as a percentage of non-performing loans	203.49%	143.14%	115.73%
Allowance for loan losses to total loans	1.56%	1.57%	1.65%

Non-performing assets amounted to $3.1 million at March 31, 2005, a decrease of $1.3 million from year-end 2004.  There were $313 thousand in loans past due 90 days or more and still accruing interest at March 31, 2005 compared to $0 at December 31, 2004. Loans past due 90 days or more generally consist of loans where customers continue to make the monthly payments, however, the loans have matured and are pending renewal. Included in non-performing assets at March 31, 2005 are approximately $558 thousand of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $1.8 million in potential problem loans at March 31, 2005 and $1.4 million in potential problem loans at December 31, 2004.

Allowance for Loan Losses

The allowance for loan losses totaled $5.9 million, $5.9 million, and $5.5 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively with resulting allowance to total loan ratios of 1.56 percent, 1.57 percent and 1.65 percent respectively. Net charge offs amounted to $214 thousand for the three months ended March 31, 2005, compared to $136 thousand for the three months ended March 31, 2004.

The following is a reconciliation summary of the allowance for loan losses for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
(In thousands)	2005	2004
Balance, beginning of period	$5,856	$5,352
Provision charged to expense	300	250

Charge-offs:
SBA	107	98
Commercial	165	181
Residential mortgage	24	—
Consumer	8	3
Total Charge-offs	304	282
Recoveries:
SBA	44	17
Commercial	45	125
Residential mortgage	—	—
Consumer	1	4
Total recoveries	90	146
Total net charge-offs	214	136
Balance, end of period	$5,942	$5,466
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.23%	0.16%
Allowance for loan losses to total loans at period end	1.56%	1.65%
Allowance for loan losses to non-performing loans	203.49%	115.73%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first three months of 2005 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $13.9 million to $447.8 million at March 31, 2005 from $433.9 million at December 31, 2004. The increase in deposits was primarily the result of a $33.3 million increase in savings deposits, partially offset by a $10.4 million decrease in interest bearing demand deposits, a $6.0 million decrease in non-interest bearing demand deposits and a $3.0 million decrease in time deposits. The growth in savings deposits was directly related to the Company’s direct mail promotion of its Opportunity Savings product. The decline in interest bearing and non-interest bearing demand accounts and time deposits was due to the transfer of balances into the higher cost Opportunity Savings product.

Included in deposits at March 31, 2005 are $39.7 million of Government deposits, as compared to $38.6 million at December 31, 2004.  These deposits are generally short in duration and sensitive to price competition.  The Company believes the current portfolio of these deposits is appropriate.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $39.3 million at March 31, 2005, a decrease of $5 million from December 31, 2004.  This decrease was due to the maturity of a short-term, $5 million repurchase agreement with a rate of 2.50 percent on January 13, 2005.

As of March 31, 2005, the Company was a party to the following borrowed funds and subordinated debenture transactions:

•      A $10 million repurchase agreement with a term of 5 years, expiring on March 11, 2009 and a rate of 2.78 percent.  The borrowing may be called by the investor if the 3 month LIBOR rate is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.

•      A $10 million FHLB repo-advance with a term of 10 years, expiring on December 15, 2014 and a fixed rate of 2.95 percent.  The borrowing is convertible by the FHLB on December 15, 2006 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•      A $10.0 million advance from the Federal Home Loan Bank (“FHLB”).  The 4.92% borrowing from the FHLB matures in 2010 and is callable by the FHLB at any time.

•      $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3 month Libor plus 340 basis points.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31 2005, is a decline of 1.63 percent in a rising rate environment and a decrease of 0.07 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2004 the economic value of equity with rate shocks of 200 basis points was a decline of 1.23 percent in a rising rate environment and a decrease of 0.68 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $28.9 million at March 31, 2005, an increase of $5.5 million from December 31, 2004. Net cash provided by operating activities for the three months ended March 31, 2005, amounted to $2.2 million, primarily from proceeds from the sales of loans held for sale and net income from operations partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $5.5 million for the three months ended March 31, 2005, primarily due to loan originations, security purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $8.7 million for the three months ended March 31, 2005, attributable to increased deposits, partially offset by reduced borrowings and the payment of a dividend.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At March 31, 2005, the Parent Company had $1.4 million in cash compared to $1.5 million at December 31, 2004. The slight decrease in cash at the parent company was due to the payment of operating expenses and a cash dividend at the Parent Company.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At March 31, 2005, $30.2 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of March 31, 2005 amounted to approximately $61.3 million. An additional source of liquidity is Federal Funds sold, which were $17.6 million at March 31, 2005.

As of March 31, 2005, deposits included $39.7 million of Government deposits, as compared to $38.6 million at December 31, 2004.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $28.9 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At March 31, 2005, the Bank had approximately $141 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $20.8 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

In addition to the risk-based guidelines, regulators require that a bank, which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2005
Leverage Ratio	46,489	8.96%	>	20,761	4.00%	>	25,952	5.00%
Tier I risk-based ratio	46,489	11.08%	>	16,789	4.00%	>	25,183	6.00%
Total risk-based ratio	51,744	12.33%	>	33,577	8.00%	>	41,971	10.00%
As of December 31, 2004
Leverage Ratio	45,352	9.09%	>	19,948	4.00%	>	24,935	5.00%
Tier I risk-based ratio	45,352	11.14%	>	16,291	4.00%	>	24,436	6.00%
Total risk-based ratio	50,452	12.39%	>	32,582	8.00%	>	40,727	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2005
Leverage Ratio	38,779	7.49%	>	20,718	4.00%	>	25,897	5.00%
Tier I risk-based ratio	38,779	9.26%	>	16,754	4.00%	>	25,130	6.00%
Total risk-based ratio	50,023	11.94%	>	33,507	8.00%	>	41,884	10.00%
As of December 31, 2004
Leverage Ratio	37,493	7.53%	>	19,907	4.00%	>	24,884	5.00%
Tier I risk-based ratio	37,493	9.22%	>	16,261	4.00%	>	24,391	6.00%
Total risk-based ratio	48,584	11.95%	>	32,522	8.00%	>	40,652	10.00%

Shareholders’ Equity

Shareholders’ equity increased $538 thousand, or 1.5 percent, to $36.4 million at March 31, 2005 compared to $35.9 million at December 31, 2004.  This increase was the result of $1.3 million in net income and $76 thousand in proceeds from stock options exercised, partially offset by $234 thousand in cash dividends declared during the quarter and $614 thousand of depreciation in the market value of the securities available for sale portfolio.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

During 2005, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

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

UNITY BANCORP, INC.

Dated: May 13, 2005	By:	/s/ Alan J. Bedner, Jr
ALAN J. BEDNER, JR
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPITION

31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Exhibit 32.1-Certification of James A. Hughes and Alan J. Bedner, Jr Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350