Form 10-Q
period 2005-06-30
UNITY BANCORP INC /NJ/
filed 2005-08-15
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934,  as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act)  Yes☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 12, 2005 common stock, no par value:  6,114,155 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(in thousands)	06/30/05	12/31/04	06/30/04
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$11,284	$12,439	$11,161
Federal funds sold and interest bearing deposits	23,336	10,967	21,655
Securities:
Available for sale	78,139	78,014	87,558
Held to maturity (market value of $35,650, $23,786 and $23,091, respectively)	35,635	23,579	22,974
Total securities	113,774	101,593	110,532
Loans:
SBA held for sale	13,880	7,574	7,353
SBA held for investment	57,315	55,576	50,995
Commercial	229,860	207,771	190,542
Residential mortgage	63,775	60,240	50,276
Consumer	46,096	42,419	38,391
Total loans	410,926	373,580	337,557
Less: Allowance for loan losses	6,239	5,856	5,599
Net loans	404,687	367,724	331,958
Premises and equipment, net	10,208	8,658	7,099
Accrued interest receivable	2,747	2,493	2,420
Loan servicing asset	2,177	2,018	1,548
Bank owned life insurance	5,093	5,000	—
Other assets	4,201	4,525	4,856
Total assets	$577,507	$515,417	$491,229
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$79,830	$83,839	$93,206
Interest bearing checking	147,315	164,426	199,075
Savings deposits	149,348	79,557	44,525
Time deposits, under $100,000	72,655	73,399	67,279
Time deposits, $100,000 and over	28,126	32,677	25,283
Total deposits	477,274	433,898	429,368
Borrowed funds	50,000	35,000	20,000
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	249	176	172
Accrued expense and other liabilities	2,294	1,196	588
Total liabilities	$539,096	$479,549	$459,407
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	37,988	34,025	33,659
Treasury stock (22 shares)	(242)	—	—
Retained earnings	1,155	2,327	—
Accumulated other comprehensive loss	(490)	(484)	(1,837)
Total Shareholders’ Equity	38,411	$35,868	31,822
Total Liabilities and Shareholders’ Equity	$577,507	$515,417	$491,229

Issued common shares	6,129	6,067	6,042
Outstanding common shares	6,107	6,067	6,042

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Interest income:
Fed funds sold and interest on deposits	$117	$87	$179	$119
Securities:
Available for sale	809	833	1,605	1,590
Held to maturity	348	156	622	333
Total securities	1,157	989	2,227	1,923
Loans:
SBA loans	1,448	947	2,807	1,966
Commercial loans	3,764	3,080	7,402	6,176
Residential mortgage loans	805	643	1,607	1,346
Consumer loans	652	442	1,244	884
Total loan interest income	6,669	5,112	13,060	10,372
Total interest income	7,943	6,188	15,466	12,414
Interest expense:
Interest bearing demand deposits	635	684	1,246	1,314
Savings deposits	781	118	1,241	225
Time deposits	764	590	1,527	1,208
Borrowed funds and subordinated debentures	498	302	922	555
Total interest expense	2,678	1,694	4,936	3,302
Net interest income	5,265	4,494	10,530	9,112
Provision for loan losses	350	250	650	500
Net interest income after provision for loan losses	4,915	4,244	9,880	8,612
Non-interest Income:
Service charges on deposit accounts	439	483	869	889
Service and loan fee income	630	510	1,166	981
Gain on sales of SBA loans, net	741	669	1,201	1,407
Net security gains	24	18	77	71
Bank owned life insurance	46	—	93	—
Other income	315	215	580	428
Total non-interest income	2,195	1,895	3,986	3,776
Non-interest expense:
Compensation and benefits	2,314	2,060	4,711	4,299
Occupancy	501	511	1,094	1,040
Processing and communications	489	475	955	949
Furniture and equipment	327	258	656	521
Professional services	194	161	303	392
Loan servicing costs	169	156	346	336
Advertising	187	111	372	255
Deposit insurance	15	16	30	31
Other expenses	446	271	823	599
Total non-interest expense	4,642	4,019	9,290	8,422
Net income before provision for income taxes	2,468	2,120	4,576	3,966
Provision for income taxes	941	773	1,739	1,425
Net income	$1,527	$1,347	$2,837	$2,541

Net income per common share - Basic	$0.25	$0.22	$0.47	$0.42
Net income per common share - Diluted	0.24	0.21	0.44	0.40
Weighted average shares outstanding – Basic	6,109	6,040	6,094	6,031
Weighted average shares outstanding – Diluted	6,423	6,421	6,423	6,414

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2005 and 2004

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2003	5,970	$31,989	$—	$(746)	$(481)	$30,762
Comprehensive income:
Net Income				2,541	—	2,541
Unrealized holding loss on securities arising during the period, net of tax benefit of $804					(1,312)
Less: reclassification adjustment for gains included in net income, net of tax of $27					44
Net unrealized holding loss on securities arising during the period, net of tax benefit of $831					(1,356)	(1,356)
Total comprehensive income					—	1,185
Cash dividends declared on common stock of $.08 per share		—	—	(449)	—	(449)
5% Stock Dividend, including cash-in-lieu of fractional shares		1,342	—	(1,346)	—	(4)
Stock options exercised	72	328		—	—	328
Balance, June 30, 2004	6,042	$33,659	$—	$—	$(1,837)	$31,822

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	6,067	$34,025	$—	$2,327	$(484)	$35,868
Comprehensive income:
Net Income				2,837	—	2,837
Unrealized holding gain on securities arising during the period, net of tax of $26					41
Less: reclassification adjustment for gains included in net income, net of tax of $30					47
Net unrealized holding loss on securities arising during the period, net of tax benefit of $4					(6)	(6)
Total comprehensive income					—	2,831
Cash dividends declared on common stock of $.09 per share	—	—	—	(524)	—	(524)
5% Stock Dividend, including cash-in-lieu of fractional shares	—	3,481	—	(3,485)	—	(4)
Treasury stock purchased	(22)	—	(242)	—	—	(242)
Stock options exercised	62	375	—	—	—	375
Tax benefit on stock options exercised		107	—	—	—	107
Balance, June 30, 2005	6,107	$37,988	$(242)	$1,155	$(490)	$38,411

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
(In thousands)	2005	2004

Operating activities:
Net income	$2,837	$2,541
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	650	500
Depreciation and amortization	715	387
Net gain on sale of securities	(77)	(71)
Gain on sale of SBA loans held for sale	(1,201)	(1,407)
Origination of SBA loans held for sale	(21,144)	(8,359)
Proceeds from the sale of SBA loans	16,039	16,427
Net change in other assets and liabilities	704	(1,822)
Net cash (used in) provided by operating activities	(1,477)	8,196
Investing activities:
Purchases of securities held to maturity	(15,676)	(13,977)
Purchases of securities available for sale	(7,074)	(29,769)
Maturities and principal payments on securities held to maturity	3,575	4,048
Maturities and principal payments on securities available for sale	5,785	12,383
Proceeds from sale of securities available for sale	1,175	7,097
Purchases of loans	—	(1,753)
Proceeds from the sale of other real estate owned	345	189
Net increase in loans	(31,501)	(3,040)
Purchases of premises and equipment	(1,978)	(1,302)
Net cash used in investing activities	(45,349)	(26,124)
Financing activities:
Net increase in deposits	43,376	14,386
Proceeds from new borrowings	20,000	10,000
Repayments of borrowings	(5,000)	—
Proceeds from the issuance of common stock	375	328
Purchase of treasury stock	(242)	—
Dividends paid	(469)	(385)
Net cash provided by financing activities	58,040	24,329
Increase in cash and cash equivalents	11,214	6,401
Cash and cash equivalents at beginning of year	23,406	26,415
Cash and cash equivalents at end of period	$34,620	$32,816
Supplemental disclosures:
Cash:
Interest paid	$4,863	$3,315
Income taxes paid	831	2,431
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	—	59

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2005

NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries, Unity (NJ) Statutory Trust I and Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc. a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiaries, Unity Bank and Unity (NJ) Statutory Trust I, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Compensation

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of their underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.  On May 26, 2005 the Company announced a 5% stock distribution payable on June 30, 2005 to all shareholders of record as of June 15, 2005 and accordingly, all share amounts have been restated to include the effect of the distribution.

Proforma

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$1,527	$1,347	$2,837	$2,541
Pro forma	1,511	1,301	2,805	2,449
Income per share:
As reported:
Basic	$0.25	$0.22	$0.47	$0.42
Diluted	0.24	0.21	0.44	0.40
Pro forma
Basic	$0.25	$0.22	$0.46	$0.41
Diluted	0.24	0.20	0.44	0.38

Treasury Stock

Treasury stock is accounted for under the cost method and accordingly is presented as a reduction in shareholders’ equity.

NOTE 2. Litigation

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584, interest, attorney’s fees and costs of suit.  On March 12, 2004, the Court granted Commerce Bank, N.A. partial summary judgment in the amount of $1,800,000 of its claim.  Although the Bank has reviewed the relevant circumstances and believes it acted properly, on March 28, 2005, the Bank agreed to settle the lawsuit with Commerce Bank and the other party to the litigation.  After the close of the second quarter, the settlement was paid primarily out of a deposit account the Bank had been holding to satisfy any liability, and as such, the settlement will not have an impact on the financial conditions or results of operations of the Company.

During the third quarter of 2004, the Company entered into a settlement agreement with its former Chairman Robert J. Van Volkenburgh thereby settling the pending litigation initiated by Mr. Van Volkenburgh.  Effective immediately upon the execution of the agreement, the parties exchanged general releases and dismissed the litigation with prejudice.  The Company’s payment of the settlement amount called for by the settlement agreement requires the approval of the Federal Deposit Insurance Corporation (“FDIC”) under applicable regulations.  The settlement agreement was approved by the FDIC subsequent to the quarter end.  The charge for the settlement agreement, $275 thousand, was recognized in the third quarter of 2004 and reduced net income by approximately $165 thousand after tax or $0.03 per diluted share.

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

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net Income to common shareholders	$1,527	$1,347	$2,837	$2,541
Basic weighted-average common shares outstanding	6,109	6,040	6,094	6,031
Plus: Common stock equivalents	314	381	329	383
Diluted weighted –average common shares outstanding	6,423	6,421	6,423	6,414
Net Income per Common share:
Basic	$0.25	$0.22	$0.47	$0.42
Diluted	0.24	0.21	0.44	0.40
Return on average assets	1.13%	1.13%	1.08%	1.08%
Return on average common equity	16.50%	17.24%	15.62%	16.19%
Efficiency ratio*	62.43%	63.08%	64.34%	65.71%

* Non-interest expense divided by net interest income plus non-interest income less securities gains

NOTE 4. Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retroactive application to prior periods’ financial statement of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers.  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

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

On July 25, 2005, Unity announced that the Bank had agreed to purchase the Phillipsburg, New Jersey branch of InterState Net Bank, expanding the Bank’s market into Warren County. The branch acquisition will add approximately $22 million in related deposits and loans to Unity’s existing branch network. The purchase price is approximately $1.5 million. The transaction is expected to close during the fourth quarter of 2005.

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

Earnings Summary

Net income for the three months ended June 30, 2005 was $1.5 million, an increase of $180 thousand or 13.4 percent, compared to net income of $1.3 million for the same period in 2004. This was the result of increased net interest income and non- interest income, offset in part by higher operating expenses and a higher provision for loan losses.

Quarterly performance highlights include:

•                  Earnings per basic common share increased to $0.25 for the second quarter of 2005 compared to $0.22 for the same period in 2004.

•                  Earnings per diluted common share increased to $0.24 for the second quarter of 2005 compared to $0.21 for the same period a year ago.

•                  Return on average assets remained stable at 1.13 percent for each of the quarters ended June 30, 2005 and 2004.

•                  Return on average common equity equaled 16.50 percent and 17.24 percent for the quarters June 30, 2005 and 2004, respectively.

•                  The efficiency ratio improved to 62.43 percent for the second quarter of 2005 compared to 63.08 percent for the same period a year ago.

Net income for the six months ended June 30, 2005 was $2.8 million, an increase of $296 thousand or 11.6 percent, compared to net income of $2.5 million for the same period in 2004.  This increase was the result of increased net interest income and non- interest income, offset in part by higher operating expenses and a higher provision for loan losses.

Year to date performance highlights include:

•                  Earnings per basic common share increased to $0.47 for the six months ended June 30, 2005 compared to $0.42 for the same period in 2004.

•                  Earnings per diluted common share increased to $0.44 for the six months ended June 30, 2005 compared to $0.40 for the same period a year ago.

•                  Return on average assets remained stable at 1.08 percent for each of the six month periods ended June 30, 2005 and 2004.

•                  Return on average common equity equaled 15.62 percent and 16.19 percent for the six months ended June 30, 2005 and 2004, respectively.

•                  The efficiency ratio improved to 64.34 percent for the six months ended June 30, 2005 compared to 65.71 percent for the same period a year ago.

From June 2004 through June 30, 2005, the Federal Reserve has raised short-term interest rates nine times for a total of 225 basis points.  During this period the Federal Funds rate has increased from 1.0 percent to 3.25 percent while the Prime-lending rate increased from 4.0 percent to 6.25 percent.  Rising rates positively impact a bank’s revenue when variable rate earning assets such as Prime based commercial loans re-price at a higher rate; however, a higher interest rate environment also puts pressure on a bank’s cost of funds as its deposit and borrowing costs rise.

The higher average interest rate environment during 2005 has been advantageous to Unity as seen in the growth of net interest income and the improvement in the net interest margin.  Net interest income, our largest component of operating income, increased $771 thousand or 17.2 percent to $5.3 million for the three months ended June 30, 2005 compared to the same period in 2004.  This increase was the result of a $55.1 million increase in average interest-earning assets combined with an higher net interest margin and spread.  Net interest margin (net interest income as a percentage of average interest-earning assets) increased 18 basis points to 4.12 percent for the current quarter compared to 3.94 percent for the same period a year ago.  Over the same period, net interest spread, the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased 13 basis points to 3.68 percent from 3.55 percent a year ago.  For the six months ended June 30, 2005, net interest income was $10.5 million, an increase of $1.4 million or 15.6 percent, compared to $9.1 million during the same period a year ago.  The net interest margin increased 15 basis points to 4.22 percent for the six months ended June 30, 2005 compared to the same period a year ago.  The higher net interest margin for the three and six month periods ended June 30, 2005 were the result of growth in interest-earning assets and a higher interest rate environment.  The increases in the net interest margin and net interest spread, which were seen during the quarter and six months ended June 30, 2005, are not expected to continue due to the competitive pricing of deposits in the New Jersey market place and the resulting higher cost of deposits.

Non-interest income increased $300 thousand or 15.8 percent to $2.2 million for the three months ended June 30, 2005 compared to $1.9 million for the three months ended June 30, 2004.  This increase was due primarily to increased service and loan fee income, commercial loan referral fees, gains on the sale of Small Business Administration “SBA” loans and income on bank owned life insurance, partially offset by decreased service charges on deposits.  For the six months ended June 30, 2005, non-interest income was $3.99 million, an increase of $210 thousand or 5.6 percent compared to $3.78 million during the same period a year ago. This increase was due primarily to increased service and loan fee income, income on bank owned life insurance and other income, partially offset by decreased gains on the sale of SBA loans and service charges on deposits.

Non-interest expense was $4.64 million for the three months ended June 30, 2005, an increase of $623 thousand or 15.5 percent compared to $4.02 million for the same period a year ago. The increase was due primarily to increases in compensation and benefits, advertising and furniture and equipment.  For the six-month period ended June 30, 2005, non-interest expense increased $868 thousand or 10.3 percent to $9.3 million compared to the six-month period ended June 30, 2004.  The increase was due primarily to increased compensation, furniture and equipment, advertising and occupancy costs, partially offset by lower professional services expenses.

During the second quarter of 2005, the Company recorded income tax expense of $941 thousand compared to $773 thousand for the same period a year ago.  Year to date, the Company has recorded income tax expense of $1.7 million, an increase of $314 thousand compared to the first six months of 2004.  The current 2005 tax provision represents an effective tax rate of approximately 38.0 percent as compared to 36.0 percent for 2004.

Net Interest Income

Tax-equivalent interest income totaled $7.96 million for the three months ended June 30, 2005, an increase of $1.75 million or 28.3 percent, compared to $6.20 million a year ago.  Of the $1.75 million increase in interest income, $972 thousand is due to an increase in the volume of interest-earning assets, while $781 thousand is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $55.1 million to $512.6 million at June 30, 2005 compared to $457.5 million at June 30, 2004.  This was due to a $54.8 million increase in average total loans plus an $11.6 million increase in average total securities, partially offset by an $11.3 million decline in federal funds sold and interest bearing deposits.  The impact of the higher interest rate environment in the second quarter of 2005 is evident in the rates earned on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as federal funds sold and interest bearing deposits.  Key interest rate increases during the quarter included:

•                  Federal funds sold and interest bearing deposits earned 2.81 percent for the three months ended June 30, 2005, an increase of 156 basis points compared to 1.25 percent for the same period a year ago.

•                  SBA loans earned 8.45 percent during the quarter, an increase of 208 basis points over the comparable quarter in 2004, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•                  Consumer loans earned 5.88 percent for the three months ended June 30, 2005, an increase of 117 basis points compared to 4.71 percent for the same period a year ago due to the re-pricing of Prime based home equity lines of credit.

•                  Commercial loans earned 6.99 percent for the quarter, an increase of 46 basis points over the comparable quarter in 2004.

The higher interest rate environment also increased interest expense and the cost of funds.  Total interest expense was $2.68 million for the three months ended June 30, 2005, an increase of $984 thousand or 58.1 percent, compared to $1.69 million for the same period a year ago. Of the $984 thousand increase in interest expense, $479 thousand is related to an increase in average interest-bearing liabilities while $505 thousand is due to an increase in the cost of funds.  Quarter over quarter, average interest-bearing liabilities increased $63.5 million as average interest-bearing deposits increased $48.7 million and borrowed funds and subordinated debentures increased $14.8 million. Total interest-bearing deposits were $379.2 million on average, an increase of $48.7 million or 14.7 percent compared to $330.5 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.  Average borrowed funds and subordinated debentures increased $14.8 million to $44.0 million as of June 30, 2005 due to the addition of a $10 million FHLB advance at 2.95 percent during the fourth quarter of 2004 and a $10 million FHLB advance at 3.70 percent during the second quarter of 2005.  The rate paid on interest bearing liabilities increased 65 basis points to 2.54 percent for the three months ended June 30, 2005 from 1.89 percent in the same period in 2004.  The cost of interest-bearing deposits increased 62 basis points to 2.31 percent as the rates paid on all deposit products increased while the cost of borrowed funds and subordinated debentures increased 39 basis points to 4.54 percent.

Tax-equivalent net interest income increased $769 thousand to $5.28 million for the quarter ended June 30, 2005 compared to $4.51 million for the same period a year ago.  Net interest margin widened 18 basis points to 4.12 percent compared to 3.94 percent for the same period a year ago.  The widened net interest margin was primarily the result of a higher interest rate environment.  The net interest spread was 3.68 percent for the three months ended June 30, 2005 compared to 3.55 percent for the same period a year ago.

Tax-equivalent interest income totaled $15.49 million for the six months ended June 30, 2005, an increase of $3.0 million or 24.3 percent, compared to $12.46 million a year ago.  Of the $3.0 million increase in interest income, $1.77 million is due to an increase in the volume of earning assets, while $1.26 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $50.6 million to $500.0 million at June 30, 2005 compared to $449.5 million at June 30, 2004.  This was due to a $51.5 million increase in average total loans plus a $7.8 million increase in average total securities, partially offset by an $8.8 million decline in federal funds sold and interest bearing deposits.  Key interest rate increases during the six months ended June 30, 2005 included:

•                  Federal funds sold and interest bearing deposits earned 2.67 percent for the six months ended June 30, 2005, an increase of 160 basis points compared to 1.07 percent for the same period a year ago.

•                  SBA loans earned 8.41 percent during the six months ended June 30, 2005, an increase of 195 basis points over the comparable period in 2004, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•                  Consumer loans earned 5.77 percent for the six months ended June 30, 2005, an increase of 96 basis points compared to 4.81 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•                  Commercial loans earned 6.97 percent for the six months ended June 30, 2005, an increase of 30 basis points over 2004.

Total interest expense was $4.94 million for the six months ended June 30, 2005, an increase of $1.63 million or 49.5 percent, compared to $3.30 million for the same period a year ago. Of the $1.63 million increase in interest expense, $817 thousand is related to an increase in average interest-bearing liabilities while $817 thousand is due to an increase in the cost of funds.  For the six-month periods ended June 30, 2005 and 2004, average interest bearing liabilities increased $55.8 million as average interest bearing deposits increased $39.9 million and borrowed funds and subordinated debentures increased $15.9 million. Total interest-bearing deposits were $370.0 million on average, an increase of $39.9 million or 12.1 percent compared to $330.0 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.  Average borrowed funds increased $15.9 million to $42.1 million as of June 30, 2005 due to the addition of a $10 million FHLB advance at 2.95 percent during the fourth quarter of 2004 and a $10 million FHLB advance at 3.70 percent during the second quarter of 2005. The rate paid on interest bearing liabilities increased 56 basis points to 2.42 percent for the six months ended June 30, 2005 from 1.86 percent in the same period in 2004.  The cost of interest bearing deposits increased 52 basis points to 2.19 percent as the rates paid on all deposit products increased.  It is expected that the cost of deposits will continue to rise due to the competitive pricing in the New Jersey market place.  The cost of borrowed funds and subordinated debentures increased 16 basis points to 4.42 percent for the six months ended June 30, 2005 compared to 2004.

Tax-equivalent net interest income increased $1.4 million to $10.56 million for the six months ended June 30, 2005 compared to $9.16 million for the same period a year ago.  Net interest margin widened 15 basis points to 4.22 percent compared to 4.07 percent for the same period a year ago.  The widened net interest margin was primarily the result of a higher volume of loans and securities and a higher interest rate environment.  The net interest spread was 3.81 percent for the six months ended June 30, 2005 compared to 3.70 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2005			June 30, 2004
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$16,716	$117	2.81%	$27,978	$87	1.25%
Securities:
Available for sale	77,646	822	4.23	83,298	848	4.07
Held to maturity	29,124	348	4.78	11,897	156	5.25
Total securities	106,770	1,170	4.38	95,195	1,004	4.22
Loans, net of unearned discount:
SBA loans	68,511	1,448	8.45	59,491	947	6.37
Commercial	215,985	3,764	6.99	189,676	3,080	6.53
Residential mortgages	60,136	805	5.35	47,478	643	5.42
Consumer	44,493	652	5.88	37,730	442	4.71
Total loans	389,125	6,669	6.87	334,375	5,112	6.14
Total interest-earning assets	512,611	7,956	6.22	457,548	6,203	5.44
Noninterest-earning assets:
Cash and due from banks	13,590			12,143
Allowance for loan losses	(6,085)			(5,598)
Other assets	20,263			14,085
Total noninterest-earning assets	27,768			20,630
Total Assets	$540,379			$478,178

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$156,186	635	1.63	$195,432	684	1.41
Savings deposits	119,325	781	2.63	41,364	118	1.15
Time deposits	103,674	764	2.96	93,669	590	2.53
Total interest-bearing deposits	379,185	2,180	2.31	330,465	1,392	1.69
Borrowed funds and subordinated debentures	44,033	498	4.54	29,279	302	4.15
Total interest-bearing liabilities	423,218	2,678	2.54	359,744	1,694	1.89
Noninterest-bearing liabilities:
Demand deposits	77,744			85,559
Other liabilities	2,292			1,446
Total noninterest-bearing liabilities	80,036			87,005
Shareholders’ equity	37,125			31,429
Total Liabilities and Shareholders’ Equity	$540,379			$478,178

Net interest spread		5,278	3.68%		4,509	3.55%
Tax-equivalent basis adjustment		(13)			(15)
Net interest income		$5,265			$4,494
Net interest margin			4.12%			3.94%

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Six months ended
	June 30, 2005			June 30, 2004
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$13,541	$179	2.67%	$22,291	$119	1.07%
Securities:
Available for sale	77,288	1,631	4.22	81,700	1,635	4.00
Held to maturity	24,538	622	5.07	12,343	333	5.40
Total securities	101,826	2,253	4.43	94,043	1,968	4.19
Loans, net of unearned discount:
SBA loans	66,748	2,807	8.41	60,822	1,966	6.46
Commercial	214,174	7,402	6.97	186,225	6,176	6.67
Residential mortgages	60,248	1,607	5.33	49,132	1,346	5.48
Consumer	43,493	1,244	5.77	36,943	884	4.81
Total loans	384,663	13,060	6.83	333,122	10,372	6.25
Total interest-earning assets	500,030	15,492	6.23	449,456	12,459	5.56
Noninterest-earning assets:
Cash and due from banks	12,177			14,216
Allowance for loan losses	(6,066)			(5,580)
Other assets	23,081			14,561
Total noninterest-earning assets	29,192			23,197
Total Assets	$529,222			$472,653

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$158,575	1,246	1.58	$193,838	1,314	1.36
Savings deposits	105,387	1,241	2.37	40,630	225	1.11
Time deposits	106,011	1,527	2.90	95,576	1,208	2.54
Total interest-bearing deposits	369,973	4,014	2.19	330,044	2,747	1.67
Borrowed funds and subordinated debentures	42,097	922	4.42	26,195	555	4.26
Total interest-bearing liabilities	412,070	4,936	2.42	356,239	3,302	1.86
Noninterest-bearing liabilities:
Demand deposits	78,295			83,251
Other liabilities	2,135			1,608
Total noninterest-bearing liabilities	80,430			84,859
Shareholders’ equity	36,722			31,555
Total Liabilities and Shareholders’ Equity	$529,222			$472,653

Net interest spread		10,556	3.81%		9,157	3.70%
Tax-equivalent basis adjustment		(26)			(45)
Net interest income		$10,530			$9,112
Net interest margin			4.22%			4.07%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended June 30, 2005			Six months ended June 30, 2005
	versus June 30, 2004			versus June 30, 2004
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$159	$342	$501	$205	$636	$841
Commercial	453	231	684	943	283	1,226
Residential mortgage	170	(8)	162	299	(38)	261
Consumer	88	122	210	169	191	360
Total Loans	870	687	1,557	1,616	1,072	2,688

Available for sale securities	(59)	33	(26)	(91)	87	(4)
Held to maturity securities	207	(15)	192	310	(21)	289
Federal funds sold and interest-bearing deposits	(46)	76	30	(61)	121	60
Total interest-earning assets	972	781	1,753	1,774	1,259	3,033

Interest Expense
Interest-bearing checking	(148)	99	(49)	(260)	192	(68)
Savings deposits	395	268	663	593	423	1,016
Time deposits	67	107	174	138	181	319
Total interest-bearing deposits	314	474	788	471	796	1,267
Borrowings	165	31	196	346	21	367
Total interest-bearing liabilities	479	505	984	817	817	1,634
Tax equivalent net interest income	$493	$276	$769	$957	$442	$1,399
Tax equivalent adjustment			2			19
Increase in net interest income			$771			$1,418

Provision for Loan Losses

The provision for loan losses was $350 thousand for the three months ended June 30, 2005, an increase of $100 thousand, compared to $250 thousand for the same period a year ago. The increase from a year ago was primarily due to the $54.8 million increase in average total loans during the second quarter of 2005 compared to the comparable quarter a year ago.  For the six months ended June 30, 2005, the provision for loan losses was $650 thousand, an increase of $150 thousand, compared to $500 thousand for the same period a year ago.  The increase from a year ago was primarily due to the $51.5 million increase in average total loans during the six months ended June 30, 2005 compared to a year ago.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under managements assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Non-interest income was $2.2 million for the three months ended June 30, 2005, an increase of $300 thousand compared with the same period in 2004.   For the six months ended June 30, 2005, non-interest income increased $210 thousand compared to the same period in 2004.  The components of non-interest income are as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2005	2004	Percent Change	2005	2004	Change
Service charges on deposit accounts	$439	$483	(9.1)%	$869	$889	(2.2)%
Service and loan fee income	630	510	23.5	1,166	981	18.9
Net gains on SBA loan sales	741	669	10.8	1,201	1,407	(14.6)
Net security gains	24	18	NM	77	71	NM
Bank owned life insurance	46	—	NM	93	—	NM
Other income	315	215	67.9	580	428	57.2
Total non-interest income	$2,195	$1,895	15.8%	$3,986	$3,776	5.6%

NM = Not meaningful

Service charges on deposit accounts decreased $44 thousand or 9.1 percent for the three months ended June 30, 2005 and decreased $20 thousand or 2.2 percent for the six months ended June 30, 2005 when compared to the same period a year ago.  These decreases were a result of lower levels of overdraft fees.

Service and loan fee income increased $120 thousand or 23.5 percent for the three months ended June 30, 2005 and increased $185 thousand or 18.9 percent for the six months ended June 30, 2005 when compared to the same period a year ago.  The increase in loan and servicing fees during these periods was a result of a larger loan base and higher levels of loan prepayment fees.

Net gains on SBA loan sales increased $72 thousand or 10.8 percent for the quarter, compared to the same period a year ago, as a result of a higher sales volume.  SBA loan sales totaled $9.3 million for the three months ended June 30, 2005, compared to $7.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net gains on SBA loan sales decreased $206 thousand or 14.6 percent, compared to the same period a year ago, as a result of a lower sales volume, lower servicing fees rates and increased commission expenses allocated to the sold loans.  SBA loan sales totaled $14.8 million for the six months ended June 30, 2005, compared to $15.0 million a year ago.

Net security gains increased $6 thousand for the three months ended and six months ended June 30, 2005, compared to the same period a year ago

During the fourth quarter of 2004, the Company invested $5 million in bank owned life insurance (BOLI).  BOLI income from this investment totaled $46 thousand for the three months ended June 30, 2005 and $93 thousand for the six months ended June 30, 2005.

Other non-interest income increased $100 thousand for the three months ended June 30, 2005, compared with 2004 and increased $152 thousand for the six months then ended, compared with the same period a year ago. The increase was primarily due to an increase in commercial loan referral fees.

Non-Interest Expense

Total non-interest expense increased $623 thousand or 15.5 percent to $4.6 million for the three months ended June 30, 2005 and increased $868 thousand or 10.3 percent for the six months ended June 30, 2005 compared to a year ago.  The components of non-interest expense are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(in thousands)	2005	2004	Change	2005	2004	Change
Compensation and benefits	$2,314	$2,060	12.3%	$4,711	$4,299	9.6%
Occupancy	501	511	(2.0)	1,094	1,040	5.2
Processing and communications	489	475	2.9	955	949	0.6
Furniture and equipment	327	258	26.7	656	521	25.9
Professional services	194	161	20.5	303	392	(22.7)
Loan servicing costs	169	156	8.3	346	336	3.0
Advertising	187	111	68.5	372	255	45.9
Deposit insurance	15	16	(6.3)	30	31	(3.2)
Other expenses	446	271	64.6	823	599	37.4
Total non-interest expense	$4,642	$4,019	15.5%	$9,290	$8,422	10.3%

Compensation and benefits expense, the largest component of non-interest expense, increased $254 thousand, or 12.3 percent, for the three months ended June 30, 2005 and increased $412 thousand or 9.6 percent for the six month period ended June 30, 2005 compared to the same periods a year ago. The increase in compensation and benefits was a result of increased head count, merit increases and higher benefits costs. Total full time equivalent employees amounted to 178 at June 30, 2005, compared to 158 at June 30, 2004.

Occupancy expense decreased $10 thousand or 2.0 percent, for the three months ended June 30, 2005 compared to the same period a year ago, and increased $54 thousand or 5.2 percent for the six months ended June 30, 2005 compared to the same period a year ago. The increase for the six months ended June 30, 2005 was due to higher rental expense, property taxes and property maintenance related expense.

Processing and communications expense increased $14 thousand, or 2.9 percent, for the three months ended June 30, 2005 compared to the same period a year ago, and increased $6 thousand or 0.6 percent for the six months ended June 30, 2005 compared to the same period a year ago. The relatively flat processing and communications expenses for each period are due to cost control efforts related to payroll and items processing, internet and phone expenses.

Furniture and equipment expense increased $69 thousand, or 26.7 percent, for the three months ended June 30, 2005, compared to the same period a year ago and increased $135 thousand or 25.9 percent for the six months ended June 30, 2005 compared to a year ago.  These increases in furniture and equipment were primarily related to increased equipment depreciation expense due to branch and back-office refurbishments and increased software maintenance costs for systems upgrades.

Professional services increased $33 thousand, or 20.5 percent, for the three months ended June 30, 2005 compared to the same period a year ago, due to additional accounting and legal fees related to regulatory compliance.  Professional services decreased $89 thousand or 22.7 percent for the six months ended June 30, 2005 compared to the same period a year ago due primarily to lower legal expenses, partially offset by higher accounting fees.

Loan servicing costs increased $13 thousand, or 8.3 percent for the three months ended June 30, 2005 compared to the same period a year ago, and increased $10 thousand or 3.0 percent for the six months ended June 30, 2005 compared to the same period a year ago.

Advertising expense increased $76 thousand or 68.5 percent for the three months ended June 30, 2005 and increased $117 thousand or 45.9 percent for the six months ended June 30, 2005 compared to the same periods a year ago.  The increase was due to increased direct mail expense to attract new relationships.

Deposit insurance expense remained relatively flat for the three month and six-month periods ended June 30, 2005 compared to the prior year periods.

Other operating expenses increased $175 thousand or 64.6 percent for the quarter and increased $224 thousand for the six-month period ended June 30, 2005 compared to the prior year, primarily due to higher insurance premium expenses.

Income Tax Expense

For the quarter ended June 30, 2005, the provision for income taxes was $941 thousand compared to $773 thousand for the same period a year ago, and increased $314 thousand to $1.74 million for the six months ended June 30, 2005 compared to the same period a year ago.   The increase in the tax provision during each period was the result of higher pre-tax earnings.  The current 2005 tax provision represents an effective tax rate of approximately 38 percent as compared to 36 percent for the prior year. The increase in the effective tax rate was the result of the realization of a prior period State tax asset valuation allowance in the 2004 periods.  Management anticipates an effective tax rate of approximately 38 percent for the remainder of 2005.

Financial Condition at June 30, 2005

Total assets at June 30, 2005 were $577.5 million compared to $491.2 million a year ago and $515.4 million at year-end 2004. Compared to year-end 2004, total assets increased due primarily to the investment of liquidity from savings deposit growth into loans, securities, and federal funds sold and interest bearing deposits.

Securities

The Company’s investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The securities portfolio consists of available for sale (“AFS”) and held to maturity “HTM” investments.  AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of AFS or HTM at the time of purchase. The portfolio is comprised of U.S. Treasury securities, obligations of the U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 83 percent of the total investment portfolio has a fixed rate of interest.

AFS securities totaled $78.1 million at June 30, 2005, an increase of $125 thousand from year-end 2004. This increase was the result of the following transactions:

•                  $7.1 million in purchases,

•                  $1.2 million in sales, and

•                  $5.8 million in maturities and principal payments received.

The yield on the AFS securities portfolio was 4.22 percent for the six months ended June 30, 2005, compared to 4.00 percent a year ago.  The weighted average life of the AFS portfolio was 3.93 years and the effective duration of the portfolio was 2.47 years at June 30, 2005 compared to 4.72 years and 4.48 years at December 31, 2004.

HTM securities totaled $35.6 million at June 30, 2005, an increase of $12.1 million compared to $23.6 million at December 31, 2004. This increase was the result of the following transactions:

•                  $15.7 million in purchases and

•                  $3.6 million in maturities and principal payments received.

The yield on HTM securities was 5.07 percent for the six months ended June 30, 2005 compared to 5.40 percent for the same period a year ago. As of June 30, 2005 and December 31, 2004, the market value of HTM securities was $35.7 million and $23.8 million, respectively.    The weighted average life of the HTM portfolio was 3.06 years and the effective duration of the portfolio was 2.00 years at June 30, 2005 compared to 2.85 years and 2.66 years at December 31, 2004.

In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of June 30, 2005, $9.5 million of securities were required to be pledged for governmental deposits.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans increased $37.3 million or 10.0 percent to $410.9 million at June 30, 2005, from year-end 2004.  The concentration of the loan portfolio remained virtually unchanged from year-end with a 56 percent commercial, 17 percent SBA, 16 percent residential mortgage and 11 percent consumer concentration.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $229.9 million at June 30, 2005 and increased $22.1 million compared to $207.8 million at year-end 2004. The yield on these commercial loans was 6.97 percent for the six months ended June 30, 2005 compared to 6.67 percent for the same period a year ago.

SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $57.3 million at June 30, 2005, an increase of $1.7 million from year-end 2004. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $13.9 million at June 30, 2005, an increase of $6.3 million from year-end 2004. The SBA loans held for sale portfolio increased due to an increased level of SBA loans being originated during the period. The yield on SBA loans which are generally floating and tied to prime was 8.41 percent for the six months ended June 30, 2005 compared to 6.46 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $63.8 million at June 30, 2005, an increase of $3.5 million from year-end 2004. The increase in residential mortgages was a result of increased loan originations, offset in part by pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 5.35 percent for the three months ended June 30, 2005 compared to 5.42 percent for the same period a year ago. The decrease in rate is attributed to the refinancing and prepayment of higher rate mortgages.

                Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $46.1 million at June 30, 2005, an increase of $3.7 million from year-end 2004. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 5.77 percent for the six months ended June 30, 2005, compared to 4.81 percent for the same period a year ago.

The increase in yields on the commercial, SBA and consumer loan portfolios reflect the higher interest rate environment at June 30, 2005 compared to June 30, 2004 due to the Federal Reserve raising interest rates 225 basis points between June 2004 and June 30, 2005.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	June 30, 2005	Dec. 31, 2004	June 30, 2004
Non-performing loans:
SBA	$2,849	$2,013	$2,138
Commercial	1,389	1,534	1,543
Residential mortgage	472	288	853
Consumer	67	256	107
Total non-performing loans	4,777	4,091	4,641
OREO	—	345	138
Total Non-Performing Assets	$4,777	$4,436	$4,779

Past Due 90 days or more and still accruing interest
SBA	$—	$—	$287
Commercial	—	—	100
Residential mortgage	—	—	—
Consumer	—	—	7
Total accruing loans 90 days or more past due	$—	$—	$394

Non-Performing assets to total assets	0.83%	1.10%	0.97%
Non-Performing assets to loans and OREO	1.16%	1.19%	1.42%
Allowance for loans losses as a percentage of non-performing loans	130.60%	143.14%	120.64%
Allowance for loan losses to total loans	1.52%	1.57%	1.66%

Non-performing assets amounted to $4.8 million at June 30, 2005, an increase of $341 thousand from year-end 2004.  There were no loans past due 90 days or more and still accruing interest at June 30, 2005 and December 31, 2004. Included in non-performing assets at June 30, 2005 are approximately $1.3 million of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were no potential problem loans at June 30, 2005, compared to $1.4 million in potential problem loans at December 31, 2004.

Allowance for Loan Losses

The allowance for loan losses totaled $6.2 million, $5.9 million, and $5.6 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively with resulting allowance to total loan ratios of 1.52 percent, 1.57 percent and 1.66 percent respectively. Net charge offs amounted to $53 thousand for the three months ended June 30, 2005, compared to $117 thousand for the three months ended June 30, 2004.  For the six months ended June 30, 2005, net charge offs totaled $267 thousand compared to $253 thousand in the prior year.  Increases in the allowance for loan losses in each period were due to the increase in the loan portfolio.

The following is a reconciliation summary of the allowance for loan losses for the three and six months ended June 30, 2005 and 2004:

Allowance for Loan Loss Activity	Three months ended June 30,		Six Months ended June 30,
(In thousands)	2005	2004	2005	2004
Balance, beginning of period	5,942	5,466	5,856	5,352
Provision charged to expense	350	250	650	500

Charge-offs:
SBA	112	132	219	230
Commercial	30	50	195	231
Residential mortgage	—	—	24	—
Consumer	4	4	12	7
Total Charge-offs	146	186	450	468

Recoveries:
SBA	30	24	74	41
Commercial	7	41	52	166
Residential mortgage	—	—	—	—
Consumer	56	4	57	8
Total recoveries	93	69	183	215
Total net charge-offs	53	117	267	253
Balance, end of period	6,239	5,599	6,239	5,599
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.05%	0.14%	0.14%	0.15%
Allowance for loan losses to total loans at period end	1.52%	1.66%	1.52%	1.66%
Allowance for loan losses to non-performing loans	130.6%	120.64%	130.6%	120.64%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first six months of 2005 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $43.4 million to $477.3 million at June 30, 2005 from $433.9 million at December 31, 2004. The increase in deposits was primarily the result of a $69.8 million increase in savings deposits, partially offset by a $17.1 million decrease in interest bearing demand deposits, a $4.0 million decrease in non-interest bearing demand deposits and a $5.3 million decrease in time deposits. The growth in savings deposits was directly related to the Company’s direct mail promotion of its Opportunity Savings product. The decline in interest bearing and non-interest bearing demand accounts and time deposits was due to the transfer of balances into the higher yielding Opportunity Savings product.

Included in deposits at June 30, 2005 are $38.7 million of Government deposits, as compared to $38.6 million at December 31, 2004.  These deposits are generally short in duration and sensitive to price competition.  The Company believes the current level of the Government deposit portfolio is appropriate.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $59.3 million at June 30, 2005, an increase of $15 million from December 31, 2004.  The change since December 31, 2004 was due to the addition of a $10 million FHLB repo-advance and a $10 million overnight line of credit advance, offset in part by the maturity of a short-term, $5 million repurchase agreement with a rate of 2.50 percent on January 13, 2005.

As of June 30, 2005, the Company was a party to the following borrowed funds and subordinated debenture transactions:

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

•                  A $10 million FHLB repo-advance with a term of 10 years, expiring on April 27, 2015 and a fixed rate of 3.70 percent.  The borrowing is convertible by the FHLB on April 27, 2008 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  A $10.0 million advance from the Federal Home Loan Bank (“FHLB”).  The 4.92% borrowing from the FHLB matures in 2010 and is callable by the FHLB at any time.

•                  A $10.0 million Overnight Line of Credit advance was issued on June 30, 2005 and matured on July 1, 2005.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2005, is a decline of 1.24 percent in a rising rate environment and a decrease of 1.11 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2004 the economic value of equity with rate shocks of 200 basis points was a decline of 1.23 percent in a rising rate environment and a decrease of 0.68 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $34.6 million at June 30, 2005, an increase of $11.2 million from December 31, 2004. Net cash used in operating activities for the six months ended June 30, 2005, amounted to $1.5 million, primarily from the net originations of loans held for sale. Net cash used in investing activities amounted to $45.3 million for the six months ended June 30, 2005, primarily due to loan originations, security purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $58.0 million for the six months ended June 30, 2005, attributable to increased deposits and borrowed funds and proceeds from the exercise of stock options, partially offset by the payment of dividends and the purchase of treasury stock.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At June 30, 2005, the Parent Company had $1.1 million in cash compared to $1.5 million at December 31, 2004. The slight decrease in cash at the parent company was due to the payment of operating expenses and cash dividends at the Parent Company.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At June 30, 2005, $45.7 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of June 30, 2005 amounted to approximately $66.9 million. An additional source of liquidity is Federal Funds sold, which were $23.3 million at June 30, 2005.

As of June 30, 2005, deposits included $38.7 million of Government deposits, as compared to $38.6 million at December 31, 2004.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $29.4 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At June 30, 2005, the Bank had approximately $163 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $38.3 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2005
Leverage Ratio	47,890	8.67%	≥	22,104	4.00%	≥	27,630	5.00%
Tier I risk-based ratio	47,890	10.65%	≥	17,981	4.00%	≥	26,971	6.00%
Total risk-based ratio	53,517	11.91%	≥	35,961	8.00%	≥	44,592	10.00%
As of December 31, 2004
Leverage Ratio	45,352	9.09%	≥	19,948	4.00%	≥	24,935	5.00%
Tier I risk-based ratio	45,352	11.14%	≥	16,291	4.00%	≥	24,436	6.00%
Total risk-based ratio	50,452	12.39%	≥	32,582	8.00%	≥	40,727	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2005
Leverage Ratio	40,461	7.35%	≥	22,009	4.00%	≥	27,511	5.00%
Tier I risk-based ratio	40,461	9.02%	≥	17,945	4.00%	≥	26,917	6.00%
Total risk-based ratio	52,076	11.61%	≥	35,889	8.00%	≥	44,861	10.00%
As of December 31, 2004
Leverage Ratio	37,493	7.53%	≥	19,907	4.00%	≥	24,884	5.00%
Tier I risk-based ratio	37,493	9.22%	≥	16,261	4.00%	≥	24,391	6.00%
Total risk-based ratio	48,584	11.95%	≥	32,522	8.00%	≥	40,652	10.00%

Shareholders’ Equity

Shareholders’ equity increased $2.5 million, or 7.1 percent, to $38.4 million at June 30, 2005 compared to $35.9 million at December 31, 2004.  This increase was the result of $2.8 million in net income, $375 thousand in proceeds from stock options exercised and a $107 thousand tax benefit on stock options exercised, partially offset by $524 thousand in cash dividends declared during the six months ended June 30, 2005, $242 thousand in treasury shares purchased and $6 thousand of depreciation in the market value of the securities available for sale portfolio.

On May 26, 2005 the Company announced a 5% stock distribution payable on June 30, 2005 to all shareholders of record as of June 15, 2005 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  During the quarter-ended June 30, 2005, the Company repurchased 22 thousand shares at a price of $242 thousand.  As of June 30, 2005 the Company had repurchased a total of 134 thousand shares of which 112 thousand shares have been retired, leaving 460 thousand shares remaining to be repurchased under the plan.

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

ITEM 4.                             Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 20, 2003, the Bank was named as a defendant in a lawsuit initiated by Commerce Bank, N.A. and Commerce Bank/Shore, N.A. in the Superior Court of New Jersey, Essex County alleging that the Bank, as payor of certain checks written against certain deposit accounts held at the Bank, improperly refused to honor approximately $4,000,000 of checks. Commerce Bank, N.A. and Commerce Bank/Shore, N.A. have petitioned the Superior Court of New Jersey, Essex County for compensatory and consequential damages of $4,028,584, interest, attorney’s fees and costs of suit.  On March 12, 2004, the Court granted Commerce Bank, N.A. partial summary judgment in the amount of $1,800,000 of its claim.  Although the Bank has reviewed the relevant circumstances and believes it acted properly, on March 28, 2005, the Bank agreed to settle the lawsuit with Commerce Bank and the other party to the litigation.  After the close of the second quarter, the settlement was paid primarily out of a deposit account the Bank had been holding to satisfy any liability, and as such, the settlement will not have an impact on the financial conditions or results of operations of the Company.

During the third quarter of 2004, the Company entered into a settlement agreement with its former Chairman Robert J. Van Volkenburgh thereby settling the pending litigation initiated by Mr. Van Volkenburgh.  Effective immediately upon the execution of the agreement, the parties exchanged general releases and dismissed the litigation with prejudice.  The Company’s payment of the settlement amount called for by the settlement agreement requires the approval of the Federal Deposit Insurance Corporation (“FDIC”) under applicable regulations.  The settlement agreement was approved by the FDIC subsequent to the quarter end.  The charge for the settlement agreement, $275 thousand, was recognized in the third quarter of 2004 and reduced net income by approximately $165 thousand after tax or $0.03 per diluted share.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          and (b) – none

(c )

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	0	0	113,000	482,000
May 1, 2005 through May 31, 2005	21,924	$11.04	134,924	460,076
June 1, 2005 through June 30, 2005	0	0	134,924	460,076
Total	21,924	$11.04	134,924	460,076

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           Election of Directors

The following Directors were elected to a three-year term at the Company’s 2005 Annual Meeting held on May 26, 2005, expiring at the Company’s Annual Meeting in 2007:

	Shares “For”	%	Shares “Withheld”	%
Wayne Courtright	5,266,977	99.6%	21,768	0.4%
David D. Dallas	5,243,946	99.2%	44,799	0.8%
Robert H. Dallas	5,243,946	99.2%	44,799	0.8%
Peter E. Maricondo	5,229,265	98.9%	59,480	1.1%

Item 5.  Other Information - None

Item 6.  Exhibits

(a)          Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

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

UNITY BANCORP, INC.

Dated: August 15, 2005	By:	/s/ Alan J. Bedner, Jr.
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