Form 10-Q
period 2005-09-30
UNITY BANCORP INC /NJ/
filed 2005-11-14
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number   1-12431

Unity Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐  No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of

November 8, 2005 common stock, no par value:  6,204,697 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(In thousands)	09/30/05	12/31/04	09/30/04
Assets
Cash and due from banks	$11,675	$12,439	$9,312
Federal funds sold and interest bearing deposits	41,947	10,967	11,361
Securities:
Available for sale	69,248	78,014	86,082
Held to maturity (market value of $33,654, $23,786 and $22,078, respectively)	33,764	23,579	21,733
Total securities	103,012	101,593	107,815
Loans:
SBA held for sale	14,832	7,574	10,439
SBA held for investment	65,858	55,576	52,008
Commercial	242,728	207,771	200,772
Residential mortgage	63,474	60,240	50,203
Consumer	47,857	42,419	40,768
Total loans	434,749	373,580	354,190
Less: Allowance for loan losses	6,558	5,856	5,726
Net loans	428,191	367,724	348,464
Premises and equipment, net	10,555	8,658	8,385
Accrued interest receivable	2,932	2,493	2,390
Loan servicing asset	2,288	2,018	1,846
Bank owned life insurance	5,140	5,000	—
Other assets	4,176	4,525	4,140
Total assets	$609,916	$515,417	$493,713
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$81,114	$83,839	$88,899
Interest bearing checking	139,544	164,426	180,878
Savings deposits	154,224	79,557	52,532
Time deposits, under $100,000	93,565	73,399	69,904
Time deposits, $100,000 and over	50,249	32,677	31,552
Total deposits	518,696	433,898	423,765
Borrowed funds	40,000	35,000	25,000
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	249	176	165
Accrued expense and other liabilities	2,166	1,196	1,109
Total liabilities	$570,390	$479,549	$459,318
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	38,078	34,025	33,711
Treasury stock (22 shares)	(242)	—	—
Retained earnings	2,454	2,327	1,200
Accumulated other comprehensive loss	(764)	(484)	(516)
Total Shareholders’ Equity	$39,526	$35,868	$34,395
Total Liabilities and Shareholders’ Equity	$609,916	$515,417	$493,713

Issued common shares	6,136	6,067	6,060
Outstanding common shares	6,114	6,067	6,060

 See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Interest income:
Fed funds sold and interest on deposits	$108	$28	$287	$147
Securities:
Available for sale	782	882	2,387	2,472
Held to maturity	411	265	1,033	598
Total securities	1,193	1,147	3,420	3,070
Loans:
SBA loans	1,784	1,121	4,591	3,087
Commercial loans	4,215	3,294	11,617	9,470
Residential mortgage loans	895	668	2,502	2,014
Consumer loans	690	464	1,934	1,348
Total loan interest income	7,584	5,547	20,644	15,919
Total interest income	8,885	6,722	24,351	19,136
Interest expense:
Interest bearing demand deposits	655	682	1,901	1,996
Savings deposits	971	135	2,212	360
Time deposits	982	602	2,509	1,810
Borrowed funds and subordinated debentures	540	324	1,462	879
Total interest expense	3,148	1,743	8,084	5,045
Net interest income	5,737	4,979	16,267	14,091
Provision for loan losses	675	325	1,325	825
Net interest income after provision for loan losses	5,062	4,654	14,942	13,266
Non-interest Income:
Service charges on deposit accounts	452	383	1,321	1,272
Service and loan fee income	473	448	1,639	1,429
Gain on sales of SBA loans, net	877	948	2,078	2,355
Gain on mortgage loan sales	133	34	279	148
Net security (loss) gains	(8)	—	69	71
Bank owned life insurance	47	—	140	—
Other income	158	172	592	486
Total non-interest income	2,132	1,985	6,118	5,761
Non-interest expense:
Compensation and benefits	2,367	1,956	7,078	6,255
Occupancy	555	533	1,649	1,573
Processing and communications	541	486	1,496	1,435
Furniture and equipment	335	308	991	829
Professional services	138	125	441	517
Loan servicing costs	105	169	451	505
Advertising	176	134	548	389
Deposit insurance	15	15	45	46
Other expenses	350	630	1,173	1,229
Total non-interest expense	4,582	4,356	13,872	12,778
Net income before provision for income taxes	2,612	2,283	7,188	6,249
Provision for income taxes	993	852	2,732	2,277
Net income	$1,619	$1,431	$4,456	$3,972

Net income per common share—Basic	$0.26	$0.24	$0.73	$0.66
Net income per common share—Diluted	$0.25	$0.22	$0.69	$0.62
Weighted average shares outstanding—Basic	6,112	6,049	6,100	6,036
Weighted average shares outstanding—Diluted	6,426	6,432	6,424	6,420

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2005 and 2004

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2003	5,970	$31,989	$—	$(746)	$(481)	$30,762
Comprehensive income:
Net Income				3,972		3,972
Unrealized holding gain on securities arising during the period, net of tax of $6					9
Less: reclassification adjustment for gains included in net income, net of tax of $27					44
Net unrealized holding loss on securities arising during the period, net of tax benefit of $21				—	(35)	(35)
Total comprehensive income				—		3,937
Cash dividends declared on common stock of $.12 per share		—	—	(680)	—	(680)
5% Stock Dividend, including cash-in-lieu of fractional shares		1,342	—	(1,346)		(4)
Stock options exercised	90	380		—	—	380
Balance, September 30, 2004	6,060	33,711	$—	$1,200	(516)	34,395

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2004	6,067	$34,025	$—	$2,327	$(484)	$35,868
Comprehensive income:
Net Income				4,456		4,456
Unrealized holding loss on securities arising during the period, net of tax of $145					(237)
Less: reclassification adjustment for gains included in net income, net of tax of $26					43
Net unrealized holding loss on securities arising during the period, net of tax benefit of $171					(280)	(280)
Total comprehensive income						4,176
Cash dividends declared on common stock of $.14 per share				(844)		(844)
5% Stock Dividend, including cash-in lieu of fractional shares		3,481	—	(3,485)		(4)
Treasury stock purchased	(22)		(242)	—		(242)
Stock options exercised	69	572	—	—		572
Balance, September 30, 2005	6,114	$38,078	$(242)	$2,454	$(764)	$39,526

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

 (unaudited)

	For the nine months ended September 30,
(In thousands)	2005	2004
Operating activities:
Net income	$4,456	$3,972
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,325	825
Depreciation and amortization	952	855
Net gain on sale of securities	(69)	(71)
Gain on sale of SBA loans held for sale	(2,078)	(2,355)
Gain on sale of Mortgage loans	(279)	(148)
Origination of SBA loans held for sale	(33,047)	(22,536)
Proceeds from the sale of SBA loans	27,867	28,466
Net change in other assets and liabilities	598	(1,515)
Net cash (used in) provided by operating activities	(275)	7,493
Investing activities:
Purchases of securities held to maturity	(15,922)	(13,977)
Purchases of securities available for sale	(6,648)	(29,993)
Maturities and principal payments on securities held to maturity	5,658	5,276
Maturities and principal payments on securities available for sale	10,870	16,238
Proceeds from sale of securities available for sale	4,070	6,818
Purchases of loans	—	(4,208)
Proceeds from the sale of other real estate owned	345	259
Net increase in loans	(54,584)	(14,454)
Purchases of premises and equipment	(2,543)	(2,785)
Net cash used in investing activities	(58,754)	(36,826)
Financing activities:
Net increase in deposits	84,798	8,783
Proceeds from new borrowings	20,000	15,000
Repayments of borrowings	(15,000)	0
Proceeds from the issuance of common stock	463	379
Purchase of treasury stock	(242)	0
Dividends paid	(774)	(571)
Net cash provided by financing activities	89,245	23,591
Increase (decrease) in cash and cash equivalents	30,216	(5,742)
Cash and cash equivalents at beginning of year	23,406	26,415
Cash and cash equivalents at end of period	$53,622	$20,673
Supplemental disclosures:
Cash:
Interest paid	$8,011	$5,065
Income taxes paid	1,668	3,311
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	178	215

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2005

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

      Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results, which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Compensation

      The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of their underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.   On June 30, 2005 the Company paid a 5% stock dividend to all shareholders of record as of June  15, 2005 and accordingly, all share amounts have been restated to include the effect of the distribution.

Proforma

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income:
As reported	$1,619	$1,431	$4,456	$3,972
Pro forma	1,603	1,385	4,403	3,834
Income per share:
As reported:
Basic	$0.26	$0.24	$0.73	$0.66
Diluted	0.25	0.22	0.69	0.62
Pro forma
Basic	$0.26	$0.23	$0.72	$0.64
Diluted	0.25	0.22	0.69	0.60

Treasury Stock

          Treasury stock is accounted for under the cost method and accordingly is presented as a reduction in shareholders’ equity.

NOTE 2. Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

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

	Three Months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net Income to common shareholders	$1,619	$1,431	$4,456	$3,972
Basic weighted-average common shares outstanding	6,112	6,049	6,100	6,036
Plus: Common stock equivalents	314	383	324	384
Diluted weighted —average common shares outstanding	6,426	6,432	6,424	6,420
Net Income per Common share:
Basic	$0.26	$0.24	$0.73	$0.66
Diluted	0.25	0.22	0.69	0.62
Return on average assets	1.09%	1.17%	1.08%	1.11%
Return on average common equity	16.36%	17.39%	15.82%	16.61%
Efficiency ratio*	58.17%	62.55%	62.16%	64.60%

* Non-interest expense divided by net interest income plus non-interest income less securities gains

NOTE 4. Recent accounting pronouncements

     FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale.  The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

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

     On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R).  The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers (January 1, 2006 for the Company).  The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard.  The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

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

      On July 25, 2005, Unity announced that the Bank had agreed to purchase the Phillipsburg, New Jersey branch of InterState Net Bank, expanding the Bank’s market into Warren County. The branch acquisition will add approximately $22 million in related deposits and loans to Unity’s existing branch network. The purchase price is approximately $1.5 million. The transaction, which has received regulatory approval, is expected to close during the fourth quarter of 2005.

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

Earnings Summary

      Net income for the three months ended September 30, 2005 was $1.6 million, an increase of $188 thousand or 13.1 percent, compared to net income of $1.4 million for the same period in 2004. This was the result of increased net interest income and non- interest income, offset in part by higher operating expenses and a higher provision for loan losses.

      Quarterly performance highlights include:

•                  Earnings per basic common share increased to $0.26 for the third quarter of 2005 compared to $0.24 for the same period in 2004.

•                  Earnings per diluted common share increased to $0.25 for the third quarter of 2005 compared to $0.22 for the same period a year ago.

•                  Return on average assets equaled at 1.09 percent and 1.17 percent for the quarters ended September 30, 2005 and 2004.

•                  Return on average common equity equaled 16.36 percent and 17.39 percent for the quarters September 30, 2005 and 2004, respectively.

•                  The efficiency ratio improved to 58.17 percent for the third quarter of 2005 compared to 62.55 percent for the same period a year ago.

      Net income for the nine months ended September 30, 2005 was $4.5 million, an increase of $484 thousand or 12.2 percent, compared to net income of $4.0 million for the same period in 2004.  This increase was the result of increased net interest income and non-interest income, offset in part by higher operating expenses and a higher provision for loan losses.

      Year to date performance highlights include:

•                  Earnings per basic common share increased to $0.73 for the nine months ended September 30, 2005 compared to $0.66 for the same period in 2004.

•                  Earnings per diluted common share increased to $0.69 for the nine months ended September 30, 2005 compared to $0.62 for the same period a year ago.

•                  Return on average assets equaled 1.08 percent and 1.11 percent for the nine months ended September 30, 2005 and 2004, respectively.

•                  Return on average common equity equaled 15.82 percent and 16.61 percent for the nine months ended September 30, 2005 and 2004, respectively.

•                  The efficiency ratio improved to 62.16 percent for the nine months ended September 30, 2005 compared to 64.60 percent for the same period a year ago.

                From June 2004 through September 2005, the Federal Reserve raised short-term interest rates eleven times for a total of 275 basis points.  During this period the Federal Funds rate has increased from 1.0 percent to 3.75 percent while the Prime-lending rate increased from 4.0 percent to 6.75 percent.  Rising rates positively impact a bank’s revenue when variable rate earning assets such as Prime based commercial loans re-price at a higher rate; however, a higher interest rate environment also puts pressure on a bank’s cost of funds as its deposit and borrowing costs rise.  During the third quarter of 2005, the Company began to realize the effect of these rising rates as the net interest margin and net interest spread began to contract due to the competitive pricing of deposits in the New Jersey market place and the resulting higher cost of deposits.

      Net interest income, our largest component of operating income, increased $758 thousand or 15.2 percent to $5.7 million for the three months ended September 30, 2005 compared to the same period in 2004.  This increase was the result of a $93.3 million increase in average interest-earning assets partially offset by a lower net interest margin and spread.    Net interest margin (net interest income as a percentage of average interest-earning assets) decreased 18 basis points to 4.12 percent for the current quarter compared to 4.30 percent for the same period a year ago.  Over the same period, net interest spread, the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, decreased 19 basis points to 3.69 percent from 3.88 percent a year ago.  For the nine months ended September 30, 2005, net interest income was $16.3 million, an increase of $2.2 million or 15.4 percent, compared to $14.1 million during the same period a year ago.  The net interest margin remained stable at 4.16 percent and 4.15 percent for the nine months ended September 30, 2005 and 2004, respectively.

      Non-interest income increased $147 thousand or 7.4 percent to $2.1 million for the three months ended September 30, 2005 compared to $2.0 million for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, non-interest income was $6.1 million, an increase of $357 thousand or 6.2 percent compared to $5.8 million during the same period a year ago. These increases were due primarily to increased service charges on deposits, service and loan fee income, gains on Mortgage loan sales, income on bank owned life insurance and other income, partially offset by decreased gains on the sale of SBA loans.

      Non-interest expense was $4.6 million for the three months ended September 30, 2005, an increase of $226 thousand or 5.2 percent compared to $4.4 million for the same period a year ago. The increase was due primarily to increases in compensation and benefits, processing and communications, furniture and equipment and advertising expenses.   For the nine-month period ended September 30, 2005, non-interest expense increased $1.1 million or 8.6 percent to $13.9 million compared to the nine-month period ended September 30, 2004.  The increase was due primarily to increased compensation, occupancy, furniture and equipment, processing and communications, and advertising, partially offset by lower professional services and loan servicing expenses.

        During the third quarter of 2005, the Company recorded income tax expense of $993 thousand compared to $852 thousand for the same period a year ago.   Year to date, the Company has recorded income tax expense of $2.7 million, an increase of $455 thousand compared to the first nine months of 2004.  The current 2005 tax provision represents an effective tax rate of approximately 38.0 percent as compared to 36.0 percent for 2004.

Net Interest Income

      Tax-equivalent interest income totaled $8.90 million for the three months ended September 30, 2005, an increase of $2.16 million or 32.1 percent, compared to $6.74 million a year ago.  Of the $2.16 million increase in interest income, $1.5 million is due to an increase in the volume of interest-earning assets, while $660 thousand is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $93.3 million to $557.8 million at September 30, 2005 compared to $464.5 million at September 30, 2004.  This was due to an $84.2 million increase in average total loans, an $8.6 million increase in average federal funds sold and interest bearing deposits and a $574 thousand increase in average securities.  The impact of the higher interest rate environment in the third quarter of 2005 was evident in the rates earned on variable rate instruments such as SBA loans, consumer home equity lines of credit and federal funds sold and interest bearing deposits.  Key interest rate increases during the quarter included:

•               Federal funds sold and interest bearing deposits earned 2.96 percent for the three months ended September 30, 2005, an increase of 106 basis points compared to 1.90 percent for the same period a year ago.

•               SBA loans earned 8.97 percent during the quarter, an increase of 198 basis points over the comparable quarter in 2004, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•               Commercial loans earned 6.96 percent during the quarter, an increase of 21 basis points over the comparable quarter in 2004.

•               Residential mortgage loans earned 5.50 percent for the three months ended September 30, 2005, an increase of 23 basis points over the prior period.

•               Consumer loans earned 5.67 percent for the three months ended September 30, 2005, an increase of 106 basis points compared to 4.61 percent for the same period a year ago due to the re-pricing of Prime based home equity lines of credit.

      The higher interest rate environment also increased interest expense and the cost of funds.  Total interest expense was $3.15 million for the three months ended September 30, 2005, an increase of $1.40 million or 80.6 percent, compared to $1.74 million for the same period a year ago. Of the $1.4 million increase in interest expense, $744 thousand is related to an increase in average interest-bearing liabilities while $661 thousand is due to an increase in the cost of funds.  Quarter over quarter, average interest-bearing liabilities increased $104.6 million as average interest-bearing deposits increased $85.1 million and borrowed funds and subordinated debentures increased $19.5 million. Total interest-bearing deposits were $417.9 million on average, an increase of $85.1 million or 25.6 percent compared to $332.8 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds and subordinated debentures increased $19.50 million to $50.9 million as of September 30, 2005 due to the addition of a $10 million FHLB advance at 2.95 percent during the fourth quarter of 2004 and a $10 million FHLB advance at 3.70 percent during the second quarter of 2005.   The rate paid on interest bearing liabilities increased 76 basis points to 2.66 percent for the three months ended September 30, 2005 from 1.90 percent in the same period in 2004.  The cost of interest-bearing deposits increased 78 basis points to 2.48 percent as the rates paid on all deposit products increased and the mix of deposit growth consisted primarily of higher costing saving and time deposit.  The cost of borrowed funds and subordinated debentures increased 10 basis points to 4.21 percent.

      Tax-equivalent net interest income increased $757 thousand to $5.75 million for the quarter ended September 30, 2005 compared to $4.99 million for the same period a year ago.  Net interest margin compressed 18 basis points to 4.12 percent compared to 4.30 percent for the same period a year ago.  The reduced net interest margin was primarily the result of the higher  costs of funding our asset growth.  The net interest spread was 3.69 percent for the three months ended September 30, 2005 compared to 3.88 percent for the same period a year ago.

      Tax-equivalent interest income totaled $24.39 million for the nine months ended September 30, 2005, an increase of $5.2 million or 27.1 percent, compared to $19.19 million a year ago.  Of the $5.20 million increase in interest income, $3.38 million is due to an increase in the volume of earning assets, while $1.82 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $68.4 million to $522.9 million at September 30, 2005 compared to $454.5 million at September 30, 2004.  This was due to a $64.8 million increase in average total loans plus a $6.5 million increase in average total securities, partially offset by an $3.0 million decline in federal funds sold and interest bearing deposits.  Key interest rate increases during the nine months ended September 30, 2005 included:

•               Federal funds sold and interest bearing deposits earned 2.78 percent for the nine months ended September 30, 2005, an increase of 161 basis points compared to 1.17 percent for the same period a year ago.

•               SBA loans earned 8.52 percent during the nine months ended September 30, 2005, an increase of 187 basis points over the comparable period in 2004, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•               Commercial loans earned 6.93 percent during the nine months ended September 30, 2005, an increase of 23 basis points over the comparable period in 2004.

•               Consumer loans earned 5.69 percent for the nine months ended September 30, 2005, an increase of 95 basis points compared to 4.74 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

                Total interest expense was $8.08 million for the nine months ended September 30, 2005, an increase of $3.04 million or 60.2 percent, compared to $5.05 million for the same period a year ago. Of the $3.04 million increase in interest expense, $1.6 million is related to an increase in average interest-bearing liabilities while $1.4 million is due to an increase in the cost of funds.  For the nine-month periods ended September 30, 2005 and 2004, average interest bearing liabilities increased $75.8 million as average interest bearing deposits increased $57.9 million and borrowed funds and subordinated debentures increased $18.0 million. Total interest-bearing deposits were $388.9 million on average, an increase of $57.9 million or 17.5 percent compared to $331.0 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds increased $18.0 million to $45.9 million as of September 30, 2005 due to the addition of a $10 million FHLB advance at 2.95 percent during the fourth quarter of 2004 and a $10 million FHLB advance at 3.70 percent during the second quarter of 2005. The rate paid on interest bearing liabilities increased 61 basis points to 2.49 percent for the nine months ended September 30, 2005 from 1.88 percent in the same period in 2004.  The cost of interest bearing deposits increased 60 basis points to 2.28 percent as the rates paid on all deposit products increased and the mix of deposit growth consisted primarily of higher costing saving and time deposit.    It is expected that the cost of deposits will continue to rise due to the competitive pricing in the New Jersey market place.  The cost of borrowed funds and subordinated debentures increased 5 basis points to 4.26 percent for the nine months ended September 30, 2005 compared to 2004.

      Tax-equivalent net interest income increased $2.2 million to $16.31 million for the nine months ended September 30, 2005 compared to $14.15 million for the same period a year ago.  Net interest margin remained stable at 4.16 and 4.15 percent for the nine months ended September 30, 2005 and 2004, respectively.  The net interest spread was 3.74 percent for the nine months ended September 30, 2005 compared to 3.76 percent for the same period a year ago.  The stable net interest margin and net interest spread for the nine months ended September 30, 2005 and 2004 was due to growth in higher earning assets, primarily commercial loans, while management was able to control the rising cost of funds.  Due to the competitive pricing of deposits within the New Jersey market place and the flat yield curve the net interest margin and net interest spread are expected to remain under pressure.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2005			September 30, 2004
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$14,465	$108	2.96%	$5,875	$28	1.90%
Securities:
Available for sale	74,803	795	4.25	87,019	896	4.12
Held to maturity	35,274	411	4.66	22,484	265	4.71
Total securities	110,077	1,206	4.38	109,503	1,161	4.24
Loans, net of unearned discount:
SBA loans	79,540	1,784	8.97	64,104	1,121	6.99
Commercial	240,382	4,215	6.96	194,275	3,294	6.75
Residential mortgages	65,048	895	5.50	50,663	668	5.27
Consumer	48,305	690	5.67	40,067	464	4.61
Total loans	433,275	7,584	6.97	349,109	5,547	6.33
Total interest-earning assets	557,817	8,898	6.35	464,487	6,736	5.78
Noninterest-earning assets:
Cash and due from banks	13,623			13,123
Allowance for loan losses	(6,575)			(5,803)
Other assets	25,701			16,165
Total noninterest-earning assets	32,749			23,485
Total Assets	$590,566			$487,972

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$147,124	655	1.77	$191,837	682	1.41
Savings deposits	153,640	971	2.51	47,769	135	1.12
Time deposits	117,185	982	3.32	93,235	602	2.57
Total interest-bearing deposits	417,949	2,608	2.48	332,841	1,419	1.70
Borrowed funds and subordinated debentures	50,862	540	4.21	31,338	324	4.11
Total interest-bearing liabilities	468,811	3,148	2.66	364,179	1,743	1.90
Noninterest-bearing liabilities:
Demand deposits	78,833			89,916
Other liabilities	3,663			1,140
Total noninterest-bearing liabilities	82,496			91,056
Shareholders' equity	39,259			32,737
Total Liabilities and Shareholders' Equity	$590,566			$487,972

Net interest spread		5,750	3.69%		4,993	3.88%
Tax-equivalent basis adjustment		(13)			(14)
Net interest income		$5,737			$4,979
Net interest margin			4.12%			4.30%

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Nine months ended
	September 30, 2005			September 30, 2004
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$13,788	$287	2.78%	$16,779	$147	1.17%
Securities:
Available for sale	76,572	2,426	4.22	83,486	2,529	4.04
Held to maturity	29,207	1,033	4.72	15,748	598	5.06
Total securities	105,779	3,459	4.36	99,234	3,127	4.20
Loans, net of unearned discount:
SBA loans	71,853	4,591	8.52	61,924	3,087	6.65
Commercial	223,982	11,617	6.93	188,928	9,470	6.70
Residential mortgages	62,030	2,502	5.38	49,646	2,014	5.41
Consumer	45,425	1,934	5.69	37,992	1,348	4.74
Total loans	403,290	20,644	6.84	338,490	15,919	6.28
Total interest-earning assets	522,857	24,390	6.23	454,503	19,193	5.64
Noninterest-earning assets:
Cash and due from banks	13,098			13,849
Allowance for loan losses	(6,266)			(5,655)
Other assets	24,034			15,100
Total noninterest-earning assets	30,866			23,294
Total Assets	$553,723			$477,797

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$153,396	1,901	1.66	$193,166	1,996	1.38
Savings deposits	126,246	2,212	2.34	43,027	360	1.12
Time deposits	109,224	2,509	3.07	94,790	1,810	2.55
Total interest-bearing deposits	388,866	6,622	2.28	330,983	4,166	1.68
Borrowed funds and subordinated debentures	45,884	1,462	4.26	27,922	879	4.21
Total interest-bearing liabilities	434,750	8,084	2.49	358,905	5,045	1.88
Noninterest-bearing liabilities:
Demand deposits	78,593			85,489
Other liabilities	2,713			1,451
Total noninterest-bearing liabilities	81,306			86,940
Shareholders’ equity	37,667			31,952
Total Liabilities and Shareholders’ Equity	$553,723			$477,797

Net interest spread		16,306	3.74%		14,148	3.76%
Tax-equivalent basis adjustment		(39)			(57)
Net interest income		$16,267			$14,091
Net interest margin			4.16%			4.15%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended September 30, 2005 versus September 30, 2004			Nine months ended September 30, 2005 versus September 30, 2004
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$305	$358	$663	$546	$958	$1,504
Commercial	814	107	921	1,812	335	2,147
Residential mortgage	197	30	227	499	(11)	488
Consumer	107	119	226	290	296	586
Total Loans	1,423	614	2,037	3,147	1,578	4,725

Available for sale securities	(128)	27	(101)	(214)	111	(103)
Held to maturity securities	149	(3)	146	478	(43)	435
Federal funds sold and interest-bearing deposits	58	22	80	(30)	170	140
Total interest-earning assets	1,502	660	2,162	3,381	1,816	5,197

Interest Expense
Interest-bearing checking	(179)	152	(27)	(455)	360	(95)
Savings deposits	537	299	836	1,184	668	1,852
Time deposits	178	202	380	298	401	699
Total interest-bearing deposits	536	653	1,189	1,027	1,429	2,456
Borrowings	208	8	216	573	10	583
Total interest-bearing liabilities	744	661	1,405	1,600	1,439	3,039
Tax equivalent net interest income	$758	$(1)	$757	$1,781	$377	$2,158
Tax equivalent adjustment			1			18
Increase in net interest income			$758			$2,176

Provision for Loan Losses

      The provision for loan losses was $675 thousand for the three months ended September 30, 2005, an increase of $350 thousand, compared to $325 thousand for the same period a year ago. The increase from a year ago was primarily due to the $80.6 million increase in total loans outstanding at September 30, 2005 compared to the comparable quarter a year ago, a higher level of non-performing loans and an increase in net charge-offs. For the nine months ended September 30, 2005, the provision for loan losses was $1.3 million, an increase of $500 thousand, compared to $825 thousand for the same period a year ago.  The increase from a year ago was primarily due to the $80.6 million increase in total loans and a $1.5 million increase in nonperforming loans during the nine months ended September 30, 2005 compared to a year ago. The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

      Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Non-interest income was $2.1 million for the three months ended September 30, 2005, an increase of $147 thousand compared with the same period in 2004.   For the nine months ended September 30, 2005, non-interest income increased $357 thousand compared to the same period in 2004.  The components of non-interest income are as follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2005	2004	Percent Change	2005	2004	Percent Change
Service charges on deposit accounts	$452	$383	18.0%	$1,321	$1,272	3.9%
Service and loan fee income	473	448	5.6	1,639	1,429	14.7
Net gains on SBA loan sales	877	948	(7.5)	2,078	2,355	(11.8)
Net gains on Mortgage loan sales	133	34	291.2	279	148	88.5
Net security (loss) gains	(8)	—	NM	69	71	(2.8)
Bank owned life insurance	47	—	NM	140	—	NM
Other income	158	172	(8.1)	592	486	21.8
Total non-interest income	$2,132	$1,985	7.4%	$6,118	$5,761	6.2%

      NM = Not meaningful

      Service charges on deposit accounts increased $69 thousand or 18 percent for the three months ended September 30, 2005 and increased $49 thousand or 3.9 percent for the nine months ended September 30, 2005 when compared to the same period a year ago.  These increases were a result of increased levels of overdraft fees.

      Service and loan fee income increased $25 thousand or 5.6 percent for the three months ended September 30, 2005 and increased $210 thousand or 14.7 percent for the nine months ended September 30, 2005 when compared to the same period a year ago.  The increase in loan and servicing fees during these periods was a result of a larger loan base and higher levels of loan prepayment fees.

      Net gains on SBA loan sales decreased $71 thousand or 7.5 percent for the quarter, compared to the same period a year ago, as a result of a lower sales volume, servicing fee rates and increased commission expenses allocated to the sold loans.  SBA loan sales totaled $11.0 million for the three months ended September 30, 2005, compared to $11.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net gains on SBA loan sales decreased $277 thousand or 11.8 percent, compared to the same period a year ago, as a result of a lower sales volume, lower servicing fees rates and increased commission expenses allocated to the sold loans.  SBA loan sales totaled $25.8 million for the nine months ended September 30, 2005, compared to $26.1 million a year ago.

      Net gains on Mortgage loan sales increased $99 thousand to $133 thousand for the quarter ended September 30, 2005 compared to $34 thousand for the quarter ended September 30, 2004.  For the nine months ended September 30, 2005, net gains on Mortgage loan sales increased $131 thousand to $279 thousand, compared to the same period a year ago, as a result of a higher sales volume.  Mortgage loan sales totaled $12.1 million for the three months ended September 30, 2005 and $31.5 million for the nine months ended September 30, 2005.

      For the three months ended September 30, 2005, $8 thousand in net security losses were realized.  Net security gains for the nine months ended September 30, 2005 and 2004 were relatively flat at $69 thousand and $71 thousand, respectively.

      During the fourth quarter of 2004, the Company purchased $5 million in bank owned life insurance (BOLI).  BOLI income totaled $47 thousand for the three months ended September 30, 2005 and $140 thousand for the nine months ended September 30, 2005.

      Other non-interest income increased $14 thousand for the three months ended September 30, 2005, compared with 2004 and increased $106 thousand for the nine months then ended, compared with the same period a year ago. The increase was primarily due to an increase in commercial loan referral fees.

Non-Interest Expense

    Total non-interest expense increased $226 thousand or 5.2 percent to $4.6 million for the three months ended September 30, 2005 and increased $1.1 million or 8.6 percent for the nine months ended September 30, 2005 compared to a year ago.  The components of non-interest expense are as follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2005	2004	Percent Change	2005	2004	Percent Change
Compensation and benefits	$2,367	$1,956	21.0%	$7,078	$6,255	13.2%
Occupancy	555	533	4.1	1,649	1,573	4.8
Processing and communications	541	486	11.3	1,496	1,435	4.3
Furniture and equipment	335	308	8.8	991	829	19.5
Professional services	138	125	10.4	441	517	(14.7)
Loan servicing costs	105	169	(37.9)	451	505	(10.7)
Advertising	176	134	31.3	548	389	40.9
Deposit insurance	15	15	—	45	46	(2.2)
Other expenses	350	630	(44.4)	1,173	1,229	(4.6)
Total non-interest expense	$4,582	$4,356	5.2%	$13,872	$12,778	8.6%

      Compensation and benefits expense, the largest component of non-interest expense, increased $411 thousand, or 21 percent, for the three months ended September 30, 2005 and increased $823 thousand or 13.2 percent for the nine month period ended September 30, 2005 compared to the same periods a year ago. The increase in compensation and benefits was a result of increased head count, merit increases and rising health care costs. The increase in compensation and benefits expense during the quarter accelerated due to the salary and benefits costs associated with replacing vacant positions.  Total full time equivalent employees amounted to 180 at September 30, 2005, compared to 146 at September 30, 2004.

      Occupancy expense increased $22 thousand or 4.1 percent, for the three months ended September 30, 2005 compared to the same period a year ago, and increased $76 thousand or 4.8 percent for the nine months ended September 30, 2005 compared to the same period a year ago. The increase for the three and nine months ended September 30, 2005 was due to higher rental expense, property taxes and property maintenance related expense.

       Processing and communications expense increased $55 thousand, or 11.3 percent, for the three months ended September 30, 2005 compared to the same period a year ago, and increased $61 thousand or 4.3 percent for the nine months ended September 30, 2005 compared to the same period a year ago. The increased processing and communications expenses for each period are due to increased transactional related volumes.

      Furniture and equipment expense increased $27 thousand, or 8.8 percent, for the three months ended September 30, 2005, compared to the same period a year ago and increased $162 thousand or 19.5 percent for the nine months ended September 30, 2005 compared to a year ago.  These increases in furniture and equipment were primarily related to increased equipment depreciation expense due to branch and back-office refurbishments and increased software maintenance costs for systems upgrades.

      Professional services increased $13 thousand, or 10.4 percent, for the three months ended September 30, 2005 compared to the same period a year ago, due to additional accounting, legal and audit fees.  Professional services decreased $76 thousand or 14.7 percent for the nine months ended September 30, 2005 compared to the same period a year ago due primarily to lower legal expenses, partially offset by higher accounting fees.

      Loan servicing costs decreased $64 thousand, or 37.9 percent for the three months ended September 30, 2005 compared to the same period a year ago, and decreased $54 thousand or 10.7 percent for the nine months ended September 30, 2005 compared to the same period a year ago.

      Advertising expense increased $42 thousand or 31.3 percent for the three months ended September 30, 2005 and increased $159 thousand or 40.9 percent for the nine months ended September 30, 2005 compared to the same periods a year ago.  For the three months ended September 30, 2005, advertising expenses included the additional expenses incurred to promote our re-located Flemington, New Jersey location. The increase for the nine months ended September 30, 2005 compared to 2004 was due to increased direct mail expense to attract new deposit relationships.

      Deposit insurance expense remained relatively flat for the three month and nine month periods ended September 30, 2005 compared to the prior year periods.

      Other operating expenses decreased $280 thousand or 44.4 percent for the quarter primarily due to a $275 thousand expense in September of 2004 to settle a lawsuit.  Other operating expenses decreased $56 thousand for the nine month periods ended September 30, 2005 compared to the prior year, primarily due to the settlement of the lawsuit in 2004, partially offset by increased insurance and internet banking related expenses in 2005.

Income Tax Expense

      For the quarter-ended September 30, 2005, the provision for income taxes increased $141 thousand to $993 thousand compared to $852 thousand for the same period a year ago.  The provision for income taxes increased $455 thousand to $2.73 million for the nine months ended September 30, 2005 compared to the same period a year ago.   The increase in the tax provision during each period was the result of higher pre-tax earnings.  The current 2005 tax provision represents an effective tax rate of approximately 38 percent as compared to 36 percent for the prior year. The increase in the effective tax rate was the result of the realization of a prior period State tax asset valuation allowance in the 2004 period.  Management anticipates an effective tax rate of approximately 38 percent for the remainder of 2005.

Financial Condition at September 30, 2005

      Total assets at September 30, 2005 were $609.9 million compared to $493.7 million a year ago and $515.4 million at year-end 2004. Compared to year-end 2004, total assets increased due primarily to the investment of liquidity from deposit growth into loans and federal funds sold and interest bearing deposits.

Securities

      The Company’s investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The securities portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) investments.  AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of AFS or HTM at the time of purchase. The portfolio is comprised of U.S. Treasury securities, obligations of the U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 85 percent of the total investment portfolio has a fixed rate of interest.

      AFS securities totaled $69.2 million at September 30, 2005, a decrease of $8.8 million from year-end 2004. This decrease was the result of the following transactions:

•                  $6.6 million in purchases,

•                  $4.1 million in sales,

•                  $10.9 million in maturities and principal payments received, and

•                  $451 thousand depreciation in the market value of the portfolio.

The yield on the AFS securities portfolio was 4.22 percent for the nine months ended September 30, 2005, compared to 4.04 percent a year ago.  The weighted average life of the AFS portfolio was 4.64 years and the effective duration of the portfolio was 3.20 years at September 30, 2005 compared to 4.72 years and 4.48 years at December 31, 2004.

      HTM securities totaled $33.8 million at September 30, 2005, an increase of $10.2 million compared to $23.6 million at December 31, 2004. This increase was the result of the following transactions:

•                  $15.9 million in purchases and

•                  $5.7 million in maturities and principal payments received.

The yield on HTM securities was 4.72 percent for the nine months ended September 30, 2005 compared to 5.06 percent for the same period a year ago. As of September 30, 2005 and December 31, 2004, the market value of HTM securities was $33.7 million and $23.8 million, respectively.    The weighted average life of the HTM portfolio was 3.55 years and the effective duration of the portfolio was 2.53 years at September 30, 2005 compared to 2.85 years and 2.66 years at December 31, 2004.

      In the normal course of business, the Company accepts government deposits that require investment securities to be held as collateral.  As of September 30, 2005, $9.5 million of securities were required to be pledged to secure governmental deposits.

Loan Portfolio

      The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

       Total loans increased $61.2 million or 16.4 percent to $434.7 million at September 30, 2005, from year-end 2004.  The concentration of the loan portfolio remained virtually unchanged from year-end with a 56 percent commercial, 18 percent SBA, 15 percent residential mortgage and 11 percent consumer concentration.

      Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $242.7 million at September 30, 2005 and increased $35.0 million compared to commercial loans of $207.8 million at year-end 2004. The yield on these commercial loans was 6.93 percent for the nine months ended September 30, 2005 compared to 6.70 percent for the same period a year ago.

      SBA loans provide guarantees of up to 85 percent of the principal from the SBA. SBA loans are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $65.9 million at September 30, 2005, an increase of $10.3 million from year-end 2004. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $14.8 million at September 30, 2005, an increase of $7.3 million from year-end 2004. The SBA loans held for sale portfolio increased due to an increased level of SBA loans being originated during the period. The yield on SBA loans, which are generally floating and tied to prime, was 8.52 percent for the nine months ended September 30, 2005 compared to 6.65 percent for the same period a year ago.

      Residential mortgage loans consist of loans secured by residential properties. These loans amounted to $63.5 million at September 30, 2005, an increase of $3.2 million from year-end 2004. The increase in residential mortgages was a result of increased loan originations, offset in part by pay-downs in the portfolio. The Company does not originate a material amount of residential mortgage loans held for investment. The yield on residential mortgages was 5.38 percent for the nine months ended September 30, 2005 compared to 5.41 percent for the same period a year ago.

      Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $47.9 million at September 30, 2005, an increase of $5.4 million from year-end 2004. The increase in the consumer loan portfolio was primarily the result of an increase in home equity loans. The yield on consumer loans was 5.69 percent for the nine months ended September 30, 2005, compared to 4.74 percent for the same period a year ago.

      The increase in yields on the commercial, SBA and consumer loan portfolios reflect the higher interest rate environment at September 30, 2005 compared to September 30, 2004 due to the Federal Reserve raising interest rates 225 basis points between September 2004 and September 30, 2005.

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

      Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the borrower’s submission of a loan application.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to ongoing internal reviews for credit quality.  In addition, an outside firm is used to conduct independent credit reviews.

      The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	September 30, 2005	Dec. 31, 2004	September 30, 2004
Non-performing loans:
SBA	$2,244	$2,013	$1,702
Commercial	1,333	1,534	1,755
Residential mortgage	1,550	288	334
Consumer	428	256	284
Total non-performing loans	5,555	4,091	4,075
OREO	178	345	215
Total Non-Performing Assets	$5,733	$4,436	$4,290

Past Due 90 days or more and still accruing interest
SBA	$—	$—	$57
Commercial	—	—	24
Residential mortgage	—	—	—
Consumer	—	—	1
Total accruing loans 90 days or more past due	$—	$—	$82

Non-Performing assets to total assets	0.94	1.10%	0.87%
Non-Performing assets to loans and OREO	1.32	1.19%	1.21%
Allowance for loans losses as a percentage of non-performing loans	118.06	143.14%	140.52%
Allowance for loan losses to total loans	1.51	1.57%	1.62%

    Non-performing assets amounted to $5.7 million at September 30, 2005, an increase of $1.3 million from year-end 2004. The increase in non-performing assets was due to a single defaulted $1.6 million residential mortgage. There were no loans past due 90 days or more and still accruing interest at September 30, 2005 and December 31, 2004. Included in non-performing assets at September 30, 2005 are approximately $1.3 million of loans guaranteed by the SBA.

      Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $198 thousand in potential problem loans at September 30, 2005, compared to $1.4 million in potential problem loans at December 31, 2004.

Allowance for Loan Losses

      The allowance for loan losses totaled $6.6 million, $5.9 million, and $5.7 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively with resulting allowance to total loan ratios of 1.51 percent, 1.57 percent and 1.62 percent respectively. Net charge offs amounted to $356 thousand for the three months ended September 30, 2005, compared to $198 thousand for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, net charge offs totaled $623 thousand compared to $451 thousand in the prior year.  Increases in the allowance for loan losses in each period were due to the increase in the loan portfolio, an increase in non-performing loans and higher net charge-offs.

      The following is a reconciliation summary of the allowance for loan losses for the three and nine months ended September  30, 2005 and 2004:

Allowance for Loan Loss Activity

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004
Balance, beginning of period	6,239	5,599	5,856	5,352
Provision charged to expense	675	325	1,325	825

Charge-offs:
SBA	25	57	209	287
Commercial	87	150	282	381
Residential mortgage	25	18	49	18
Consumer	262	8	274	15
Total Charge-offs	399	233	814	701

Recoveries:
SBA	34	24	73	65
Commercial	8	5	60	171
Residential mortgage	—	—	—	—
Consumer	1	6	58	14
Total recoveries	43	35	191	250
Total net charge-offs	356	198	623	451
Balance, end of period	6,558	5,726	6,558	5,726
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.33%	0.23%	0.21%	0.18%
Allowance for loan losses to total loans at period end	1.51%	1.62%	1.51%	1.62%
Allowance for loan losses to non-performing loans	118.06%	140.52	118.06%	140.52%

Deposits

      Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first nine months of 2005 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

      Total deposits increased $84.8 million to $518.7 million at September 30, 2005 from $433.9 million at December 31, 2004. The increase in deposits was primarily the result of a $74.7 million increase in savings deposits and $37.7 million increase in time deposits, partially offset by a $24.9 million decrease in interest bearing demand deposits and a $2.7 million decrease in non-interest bearing demand deposits. The growth in savings and time deposits was directly related to new account relationships developed through the Company’s direct mail promotions.  The decline in interest bearing and non-interest bearing demand accounts was due to the transfer of balances into higher yielding products such as the Opportunity Savings account or time deposits.

      Included in deposits at September 30, 2005 are $49.2 million of Government deposits, as compared to $38.6 million at December 31, 2004.  These deposits are generally short in duration and sensitive to price competition.  The Company believes the current level of the Government deposit portfolio is appropriate.

Borrowed Funds and Subordinated Debentures

      Borrowed funds and subordinated debentures totaled $49.3 million at September 30, 2005, an increase of $5 million from December 31, 2004.  The change since December 31, 2004 was due to the addition of a $10 million FHLB repo-advance in April 2005, offset in part by the maturity of a short-term $5 million repurchase agreement with a rate of 2.50 percent on January 13, 2005.

      As of September 30, 2005, the Company was a party to the following borrowed funds and subordinated debenture transactions:

•                  A $10 million repurchase agreement with a term of 5 years, expiring on March 11, 2009 and a rate of 2.78 percent.  The borrowing may be called, by the counterparty if the 3 month LIBOR rate is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.

•                  A $10 million FHLB repo-advance with a term of 10 years, expiring on December 15, 2014 and a fixed rate of 2.95 percent.  The borrowing is convertible by the FHLB on December 15, 2006 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  A $10 million FHLB advance with a term of 10 years, expiring on April 27, 2015 and a fixed rate of 3.70 percent.  The borrowing is convertible by the FHLB on April 27, 2008 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  A $10.0 million advance from the FHLB.  The 4.92% borrowing from the FHLB matures in 2010 and is callable by the FHLB at any time.

•                  $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3 month Libor plus 340 basis points.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.

Interest Rate Sensitivity

      The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and liquidity requirements, and actively manage risk within the Board approved guidelines.  The Company seeks to reduce the vulnerability of the operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee (“ALCO”) of the Board of Directors.  The ALCO reviews the maturities and re-pricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

      The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2005, is a decline of 1.30 percent in a rising rate environment and a decrease of 0.63 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2004 the economic value of equity with rate shocks of 200 basis points was a decline of 1.23 percent in a rising rate environment and a decrease of 0.68 percent in a falling rate environment.

Operating, Investing, and Financing Cash

      Cash and cash equivalents amounted to $53.6 million at September 30, 2005, an increase of $30.2 million from December 31, 2004. Net cash used in operating activities for the nine months ended September 30, 2005, amounted to $275 thousand primarily due to the re-deployment of cash flow from operating activities into the originations of loans held for sale. Net cash used in investing activities amounted to $58.8 million for the nine months ended September 30, 2005, primarily due to loan originations, security purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $89.2 million for the nine months ended September 30, 2005 and is attributable to increased deposits and borrowed funds and proceeds from the exercise of stock options, partially offset by the payment of dividends and the purchase of treasury stock.

Liquidity

      The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

      At September 30, 2005, the Parent Company had $820 thousand in cash compared to $1.5 million at December 31, 2004. The decrease in cash at the parent company was due to the payment of operating expenses and purchase of investment securities.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

      At September 30, 2005, $26.1 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of September 30, 2005 amounted to approximately $44.1 million. An additional source of liquidity is Federal Funds sold, which were $41.9 million at September 30, 2005.

      As of September 30, 2005, deposits included $49.2 million of Government deposits, as compared to $38.6 million at December 31, 2004.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $42.2 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

      At September 30, 2005, the Bank had approximately $127 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $22.73 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

      The Company’s capital amounts and ratios are presented in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2005
Leverage Ratio	49,269	8.33%	≥	23,653	4.00%	≥	29,567	5.00%
Tier I risk-based ratio	49,269	10.25%	≥	19,219	4.00%	≥	28,828	6.00%
Total risk-based ratio	55,282	11.51%	≥	38,438	8.00%	≥	48,047	10.00%
As of December 31, 2004
Leverage Ratio	45,352	9.09%	≥	19,948	4.00%	≥	24,935	5.00%
Tier I risk-based ratio	45,352	11.14%	≥	16,291	4.00%	≥	24,436	6.00%
Total risk-based ratio	50,452	12.39%	≥	32,582	8.00%	≥	40,727	10.00%

            The Bank’s capital amounts and ratios are presented in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2005
Leverage Ratio	42,113	7.25%	≥	23,246	4.00%	≥	29,058	5.00%
Tier I risk-based ratio	42,113	8.78%	≥	19,187	4.00%	≥	28,780	6.00%
Total risk-based ratio	54,116	11.28%	≥	38,374	8.00%	≥	47,967	10.00%
As of December 31, 2004
Leverage Ratio	37,493	7.53%	≥	19,907	4.00%	≥	24,884	5.00%
Tier I risk-based ratio	37,493	9.22%	≥	16,261	4.00%	≥	24,391	6.00%
Total risk-based ratio	48,584	11.95%	≥	32,522	8.00%	≥	40,652	10.00%

Shareholders’ Equity

      Shareholders’ equity increased $3.7 million, or 10.2 percent, to $39.5 million at September 30, 2005 compared to $35.9 million at December 31, 2004.  This increase was the result of $4.5 million in net income, $572 thousand in proceeds from stock options exercised, partially offset by $848 thousand in cash dividends declared during the nine months ended September 30, 2005, $242 thousand in treasury shares purchased and $280 thousand of depreciation in the market value of the securities available for sale portfolio.

      On June 30, 2005 the Company paid a 5% stock dividend to all shareholders of record as of June 15, 2005 and accordingly, all share amounts have been restated to include the effect of the distribution.

      On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the quarter-ended September 30, 2005.  As of September 30, 2005 the Company had repurchased a total of 134 thousand shares of which 112 thousand shares have been retired, leaving 460 thousand shares remaining to be repurchased under the plan.

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

ITEM 4.           Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          and  (b) — none

(c )

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	0	0	113,000	482,000
May 1, 2005 through May 31, 2005	21,924	$11.04	134,924	460,076
June 1, 2005 through June 30, 2005	0	0	134,924	460,076
July 1, 2005 through September 30, 2005	0	0	134,924	460,076
Total	21,924	$11.04	134,924	460,076

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders - Nne

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

UNITY BANCORP, INC.

Dated: November 14, 2005	By:	/s/ Alan J. Bedner, Jr.
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