Form 10-K
period 2005-12-31
UNITY BANCORP INC /NJ/
filed 2006-03-24
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell Company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐
No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $50,903,233 and 4,273,991 shares of the Common Stock were outstanding. As of March 15, 2006 6,252,489 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Bank opened for business on September 16, 1991. The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and fourteen New Jersey branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union, Bridgewater and Whitehouse. The Bank acquired its Phillipsburg New Jersey branch in the fourth quarter of 2005 in a purchase and assumption transaction with interstate Net Bank. The Bank’s primary service area encompasses the Route 22/Route 78 corridors between the Phillipsburg, New Jersey office and its Linden, New Jersey branch.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630. The Company’s website address is www.unitybank.com.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional and community-oriented commercial banking business, and offers services including personal and business checking accounts, time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its service area. The Company engages in a wide range of lending activities and offers commercial, Small Business Administration (“SBA”), consumer, mortgage, home equity and personal loans.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office, located in Clinton, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield and Bridgewater offices serve those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County. The Bank’s Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County. The offices in South Plainfield, Highland Park, Edison, and Colonia Township extend the Company’s service area into Middlesex County. The Bank’s Phillipsburg office serves Warren County.

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

Employees

At December 31, 2005, the Company employed 166 full-time and 24 part-time employees. None of the Company’s employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2005 about each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years

John Kauchak, 52 Chief Operations Officer and Executive Vice President of the Company and the Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.

Michael F. Downes, 43, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank from 1996 to 2001.

Alan J. Bedner, 35 Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003 and an AVP of Financial and Regulatory Reporting at Summit Bancorp from 1996 to 2001.

Kelly Stashko, 46 Chief Technology Officer and Executive Vice President of the Company and Bank	2003	Previously, Ms. Stashko was the head of the IT/Marketing Group for Unity Bank from 1996 to 2003.

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

Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and performing, guaranteed portions of unsold SBA loans which carry a 20% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes

(including general guarantees and standby letters of credit backing financial obligations) are given a 100% risk-weighting. Transaction related contingencies such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

b)             Statistical information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2005 (Exhibit 13 hereto), which to the extent indicated, is incorporated by reference herein. Information that is not applicable is indicated by (N/A):

Description of Financial Data	Annual Report Pages
I. Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Earnings	10
B. Average Balance Sheets	12
C. Rate/Volume Analysis	14

II. Investment Portfolio
A. Book value of investment securities	36
B. Investment securities by range of maturity with corresponding average yields	36
C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III. Loan Portfolio
A. Types of loans	18
B. Maturities and sensitivities of loans to changes in interest rates	18
C. Risk elements
1) Nonaccrual, past due and restructured loans	19
2) Potential problem loans	19
3) Foreign outstandings	N/A
4) Loan concentrations	18
D. Other interest bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	20
B. Allocation of the allowance for loan losses	21

V. Deposits
A. Average amount and average rate paid on major categories of deposits	12
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	39
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	48
VII. Short-term Borrowings	39

Item 1A. Risk Factors

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

Risks affecting Our Business:

Our earnings may not continue to grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.

We have experienced significant growth, and our future business strategy is to continue to expand. Historically, the growth of our loans and deposits has been the principal factor in our increase in net interest income. In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted. Our ability to continue to grow depends, in part, upon our ability to expand our market share, successfully attract core deposits, and identify loan and investment opportunities as well as opportunities to generate fee-based income. Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest rate trends.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees and manage our expenses.

We expect to continue to experience growth in the scope of our operations and correspondingly in the number of our employees and customers. We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth. Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

Curtailment of the Small Business Administration loan program could negatively affect the Company.

The Company has historically been a participant in various SBA lending programs, and the Company’s activity under these programs has contributed significantly to its net income. Proposals have been made from time to time to curtail the Federal Government’s funding of the SBA loan programs. Any reduction in SBA funding for its loan programs could negatively effect our results of operations.

Risks Related to the Banking Industry:

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a flat yield curve, in which short-term deposit and borrowing rates equal longer-term investment or loan rates, could adversely impact net interest income as the spread between interest-earning assets and interest-bearing liabilities compresses.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in local economic conditions could adversely affect our loan portfolio.

Our success depends to a great extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the five counties in New Jersey markets in which we have branches, so any decline in the economy of New Jersey could have an adverse impact on us.

Our loans, the ability of borrowers to repay these loans and the value of collateral securing these loans, are impacted by economic conditions. In addition, a large portion of our income is generated from gains on the sale of SBA loans and the related servicing. Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. Although economic conditions in our primary market area are strong and have aided our recent growth, we cannot assure you that these conditions will continue to prevail. We cannot assure you that positive trends or developments discussed in this prospectus will continue or that negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2005, the Company’s allowance for loan losses was $6.9 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers, available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect results of our operations. Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically, by an independent loan review function and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses. Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

We are in competition with many other banks, including larger commercial banks which have greater resources than us.

The banking industry within the State of New Jersey is highly competitive. The Company’s principal market area is served by branch offices of large commercial banks and thrift institutions. In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “home town” institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The laws that regulate our operations are designed for the protection of depositors and the public, but not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change. We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We may be subject to higher operating costs as a result of government regulation.

We are subject to extensive federal and state legislation, regulation and supervision which is intended primarily to protect depositors and the Federal Deposit Insurance Company’s Bank Insurance Fund, rather than investors. Legislative and regulatory changes may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for non-bank competitors.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•      telecommunications;

•      data processing;

•      automation;

•      Internet-based banking;

•      telebanking; and

•      debit cards and so-called “smart cards.”

Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments

Item 2. Properties

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its fourteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2005.

Location	Leased Or Owned	Date Leased or Acquired	Lease Expiration	2005 Annual Rental Fee
Clinton, NJ	Leased	1996	2009	$483,490
Colonia, NJ	Leased	1995	2008	36,500
Flemington, NJ	Owned	2005	—	—
Linden, NJ	Owned	1997	—	—
Highland Park, NJ	Leased	1999	2009	77,438
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Owned	2004	—	—
Springfield, NJ	Leased	1995	2006	34,049
South Plainfield, NJ	Leased	1999	2009	93,500
Union, NJ	Owned	2002	—	—
Edison, NJ	Leased	1999	2009	108,012
Whitehouse, NJ	Owned	1998	—	—
Bridgewater, NJ	Leased	2003	2008	45,600
Phillipsburg, NJ	Leased	2005	2007	5,700

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2005.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)           Market Information

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol “UNTY”. The following table sets forth the high and low bid prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated. The prices reflect the impact of the 5 percent stock distribution paid on June 30, 2005.

	High	Low
Year Ended December 31, 2005:
4th Quarter	$14.25	$12.47
3rd Quarter	13.02	11.60
2nd Quarter	12.50	11.35
1st Quarter	13.98	12.00
Year Ended December 31, 2004:
4th Quarter	$12.57	$10.91
3rd Quarter	13.25	10.76
2nd Quarter	13.76	10.95
1st Quarter	13.81	10.86

(b)           Holders

As of March 1, 2006, there were approximately 556 shareholders of record of the Company’s Common Stock.

(c)           Dividends

The following table sets forth the dividends declared by the Company during 2004 and 2005.

Dividend Declared
Year Ended December 31, 2005:
4th Quarter	$.05
3rd Quarter	$.05
2nd Quarter	$.05
1st Quarter	$.04
Year Ended December 31, 2004
4th Quarter	$.04
3rd Quarter	$.04
2nd Quarter	$.04
1st Quarter	$.04

During the fourth quarter of 2005, the Company did not repurchase any of its equity securities.

Item 6.            Selected Financial Data

The information under the caption “Selected Consolidated Financial Data” on page 48 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference herein.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 through 26 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference herein.

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk

The information under the caption “Market Risk” on pages 22 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference herein.

Item 8.            Financial Statements and Supplementary Data

The Financial Statements and Notes to Consolidated Financial Statements on pages 28 through 48 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference herein.

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

PART III

Item 10.         Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

The information concerning the directors and executive officers of the Company under the caption “Election of Directors” and the information under the captions “Compliance with Section 16(a) of the Securities Exchange Act of 1934”and “Governance of the Company — Audit Committee” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Also, refer to the information under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.         Executive Compensation

The information concerning executive compensation under the caption “Executive Compensation” (other than the “Board of Directors Report on Executive Compensation” and the “Performance Graph”) in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation stock option plans approved by security holders	717,581	$6.10	65,249
Equity compensation plans approved by security holders	25,550	$13.27	79,450
Equity compensation plans not approved by security holders	—	—	—
Total	743,131	$6.35	144,699

During the fourth quarter of 2005, the Company did not repurchase any of its equity securities.

Item 13.         Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions under the caption “Certain Transactions with Management” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Item 14.         Principal Accountant Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2006” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           FINANCIAL STATEMENTS.

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm (page 19)

Consolidated Balance Sheets (page 20)

Consolidated Statements of Income (page 21)

Consolidated Statements of Changes in Shareholders’ Equity (page 22)

Consolidated Statements of Cash Flows (page 23)

Notes to Consolidated Financial Statements (pages 24 through 38)

(b)           EXHIBITS.

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan for Non-Employee Directors (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1997 Stock Bonus Plan (3)
10(iv)	1998 Stock Option Plan (4)
10(v)	1999 Stock Option Plan (5)
10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)
10(viii)	Retention Agreement dated March 23, 2004 with Michael T. Bono (8)
10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)
10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(xii)	Retention Agreement dated March 23, 2004 with Kelly Stashko (8)
10(xiii)	2002 Stock Option Plan (6)
10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10 (xvi)	2004 Stock Bonus Plan (9)
13	Portion of Unity Bancorp. Inc. 2005 Annual Report to Shareholders

21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

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

March 23, 2006
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David D. Dallas	Chairman of the Board and Director	March 23, 2006
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 23, 2006
James A. Hughes

/s/ Alan J. Bedner	Chief Financial Officer (Principal Financial and	March 23, 2006
Alan J. Bedner	Accounting Officer)

/s/ Frank Ali	Director	March 23, 2006
Frank Ali

/s/ Dr. Mark S. Brody	Director	March 23, 2006
Dr. Mark S. Brody

/s/ Robert H. Dallas, II	Director	March 23, 2006
Robert H. Dallas, II

/s/ Peter E. Maricondo	Director	March 23, 2006
Peter E. Maricondo

/s/ Wayne Courtright	Director	March 23, 2006
Wayne Courtright

/s/ Charles S. Loring	Director	March 23, 2006
Charles S. Loring

/s/ Allen Tucker	Director	March 23, 2006
Allen Tucker