Form 10-Q
period 2006-03-31
UNITY BANCORP INC /NJ/
filed 2006-05-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 12, 2006: common stock, no par value:  6,574,604 shares outstanding

PART I —	CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 —	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets at March 31, 2006, and December 31, 2005

Consolidated Statements of Income for the three months ended March 31, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to the Consolidated Financial Statements

ITEM 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 —	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4 —	Controls and Procedures

PART II —	OTHER INFORMATION

ITEM 1	Legal Proceedings
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3	Defaults upon Senior Securities
ITEM 4	Submission of Matters to a Vote of Security Holders
ITEM 5	Other Information
ITEM 6	Exhibits

SIGNATURES

Exhibit Index

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements

Unity Bancorp, Inc

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(In thousands)	03/31/06	12/31/05	03/31/05
Assets
Cash and due from banks	$12,171	$11,945	$11,286
Federal funds sold and interest bearing deposits	25,726	26,814	17,603
Securities:
Available for sale	63,411	65,583	74,571
Held to maturity (market value of $37,601, $40,212 and $23,616, respectively)	38,230	40,748	23,593
Total securities	101,641	106,331	98,164
Loans:
SBA held for sale	16,826	14,001	8,172
SBA held to maturity	65,305	64,660	54,567
Commercial	279,369	260,581	214,730
Residential mortgage	60,194	62,039	59,769
Consumer	46,269	47,286	43,934
Total loans	467,963	448,567	381,172
Less: Allowance for loan losses	7,120	6,892	5,942
Net loans	460,843	441,675	375,230
Premises and equipment, net	10,723	10,593	9,191
Bank owned life insurance	5,232	5,185	5,047
Accrued interest receivable	3,350	3,167	2,600
Loan servicing asset	2,476	2,438	2,065
Goodwill and other intangibles	1,614	1,618	—
Other assets	4,279	4,406	4,656
Total assets	$628,055	$614,172	$525,842

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$81,210	$79,547	$77,800
Interest bearing checking	113,441	139,076	154,074
Savings deposits	178,848	141,935	112,847
Time deposits, under $100,000	108,211	108,353	72,435
Time deposits, $100,000 and over	52,727	52,949	30,634
Total deposits	534,437	521,860	447,790
Borrowed funds	40,000	40,000	30,000
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	298	274	165
Accrued expense and other liabilities	1,564	1,830	2,202
Total liabilities	$585,578	$573,243	$489,436
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	38,697	38,423	34,101
Treasury stock (23 shares)	(242)	(242)	—
Retained earnings	5,241	3,897	3,403
Accumulated other comprehensive loss	(1,219)	(1,149)	(1,098)
Total Shareholders’ Equity	$42,477	$40,929	$36,406
Total Liabilities and Shareholders’ Equity	$628,055	$614,172	$525,842

Issued common shares	6,589	6,559	6,413
Outstanding common shares	6,566	6,536	6,413

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income
(unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2006	2005
Interest income:
Federal funds sold and interest on deposits	$207	$62
Securities:
Available for sale	708	796
Held to maturity	476	274
Total securities	1,184	1,070
Loans:
SBA loans	2,153	1,359
Commercial loans	4,892	3,638
Residential mortgage loans	820	802
Consumer loans	744	592
Total loan interest income	8,609	6,391
Total interest income	10,000	7,523
Interest expense:
Interest bearing demand deposits	694	611
Savings deposits	1,192	460
Time deposits	1,499	763
Borrowed funds and subordinated debentures	562	424
Total interest expense	3,947	2,258
Net interest income	6,053	5,265
Provision for loan losses	300	300
Net interest income after provision for loan losses	5,753	4,965
Non-interest Income:
Service charges on deposit accounts	433	430
Service and loan fee income	395	536
Gain on sales of SBA loans, net	700	460
Gain on sales of other loans	82	—
Gain on sales of mortgage loans	62	92
Net security gains	—	53
Bank owned life insurance	47	47
Other income	283	173
Total non-interest income	2,002	1,791
Non-interest expense:
Compensation and benefits	2,725	2,397
Occupancy	648	593
Processing and communications	527	466
Furniture and equipment	393	329
Professional services	132	109
Loan servicing costs	101	177
Advertising	170	185
Deposit insurance	17	15
Other expenses	543	377
Total non-interest expense	5,256	4,648
Net income before provision for income taxes	2,499	2,108
Provision for income taxes	842	798
Net income	$1,657	$1,310

Net income per common share - Basic	$0.25	$0.21
Net income per common share - Diluted	0.24	0.19
Weighted average shares outstanding — Basic	6,556	6,382
Weighted average shares outstanding — Diluted	6,896	6,743

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp, Inc

Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2006 and 2005
(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	6,370	$34,025	$—	$2,327	$(484)	$35,868
Comprehensive income:
Net Income				1,310		1,310
Unrealized holding loss on securities arising during the period, net of tax benefit of $356					(582)
Less: reclassification adjustment for gains included in net income, net of tax of $21					32
Net unrealized holding loss on securities arising during the period, net of tax benefit of $377				—	(614)	(614)
Total comprehensive income				—		696
Cash dividends declared on common stock of $.04 per share		—	—	(234)	—	(234)
Stock options exercised	43	76		—	—	76
Balance, March 31, 2005	6,413	$34,101	$—	$3,403	$(1,098)	$36,406

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2005	6,536	$38,423	$(242)	$3,897	$(1,149)	$40,929
Comprehensive income:
Net Income				1,657		1,657
Unrealized holding loss on securities arising during the period, net of tax benefit of $43					(70)
Net unrealized holding loss on securities arising during the period, net of tax benefit of $43					(70)	(70)
Total comprehensive income						1,587
Cash dividends declared on common stock of $.05 per share				(313)		(313)
Stock options exercised	30	274	—	—		274
Balance, March 31, 2006	6,566	$38,697	$(242)	$5,241	$(1,219)	$42,477

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc

Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
(In thousands)	2006	2005
Operating activities:
Net income	$1,657	$1,310
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for loan losses	300	300
Depreciation and amortization	325	354
Net gain on sale of securities	-	(53)
Gain on sale of SBA loans held for sale	(700)	(460)
Gains on sale of mortgage loans	(62)	(92)
Gains on sale of other loans	(82)	-
Origination of SBA loans held for sale	(12,411)	(6,104)
Proceeds from the sale of SBA loans	10,286	5,966
Net change in other assets and liabilities	(289)	890
Net cash (used in) provided by operating activities	(976)	2,111
Investing activities:
Purchases of securities held to maturity	—	(2,195)
Purchases of securities available for sale	—	(298)
Maturities and principal payments on securities held to maturity	2,492	2,167
Maturities and principal payments on securities available for sale	2,041	2,627
Proceeds from sale of securities available for sale	—	148
Proceeds from the sale of other real estate owned	63	345
Proceeds from the sale of commercial loans	4,978	—
Net increase in loans	(21,580)	(7,405)
Purchases of premises and equipment	(371)	(754)
Net cash used in investing activities	(12,377)	(5,365)
Financing activities:
Net increase in deposits	12,577	13,892
Repayments of borrowings	—	(5,000)
Proceeds from the issuance of common stock	225	76
Dividends paid	(311)	(231)
Net cash provided by financing activities	12,491	8,737
(Decrease) increase in cash and cash equivalents	(862)	5,483
Cash and cash equivalents at beginning of year	38,759	23,406
Cash and cash equivalents at end of period	$37,897	$28,889
Supplemental disclosures:
Cash:
Interest paid	$3,723	$2,269
Income taxes paid	1,672	—
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	61	198

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2006

NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Based Compensation

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R) using the “modified prospective application.”  Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award. The following table represents the impact of the adoption of SFAS 123R on the Company’s financial statements for the quarter ended March 31, 2006.

	Under SFAS 123 R	Under APB 25	Difference
Net income before provision for income taxes	$2,499	$2,505	$6
Net income	$1,657	$1,661	$4

Net income per common share — Basic	$0.25	$0.25	$0.0
Net income per common share - Diluted	$0.24	$0.24	$0.0

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of their underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.

Proforma

Three months ended
(In thousands, except per share data)	March 31, 2005
Net income to common shareholders as reported:
As reported	1,310
Pro forma	1,294
Income per share:
Basic as reported	0.21
Basic Pro forma	0.20
Diluted as reported	0.19
Diluted Pro forma	0.19

The total intrinsic value of the stock options exercised during the three months ended March 31, 2006 and 2005 was $109 thousand and $158 thousand, respectively.  As of March 31, 2006, there was approximately $63 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

During the quarter-end March 31, 2006, the Company granted 15,750 options at $13.33 per option. The Company used the Black Scholes option-pricing model to calculate the $2.98 fair value of these options. The fair value of each option granted during the first quarter of 2006 was estimated on of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

•                  Expected life of 4.19 years

•                  Expected volatility of 23.5 percent

•                  Risk free interest rate of 3.99 percent

•                  Dividend yield of 1.36 percent

There were no options granted during the first quarter of 2005.

Transactions under the Company’s stock options plans during the first quarter of 2006 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2005	753,985	$2.31 - 12.64	$5.81
Options Granted	15,750	13.33	13.33
Options Exercised	(16,030)	2.98 - 9.77	6.36
Options Expired	(3,108)	9.77 - 11.88	11.55
Outstanding at March 31, 2006	750,597	$2.31 - 13.33	$5.92

The following table summarizes information about stock options outstanding at March 31, 2006:

Exercise Price	Shares Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value of Shares Outstanding	Shares Exercisable	Aggregate Intrinsic Value of Shares Exercisable
< $5.00	336,256	5.1 years	$3.29	$4,030,072	336,256	$4,030,072
$5.01 - $10.00	227,372	5.6 years	6.20	2,066,811	227,372	2,066,811
$10.01 - $15.00	186,969	8.0 years	10.35	923,627	134,902	709,585
	750,597	6.0 years	$5.92	$7,020,510	698,530	$6,806,468

On April 27, 2006, the Company announced a 5 percent stock distribution payable on June 30, 2006 to all shareholders of record as of June 16, 2006 and accordingly, all share amounts have been restated to include the effect of the distribution.

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

	Three months ended March 31,
(In thousands, except per share data)	2006	2005
Net income to common shareholders	$1,657	$1,310
Basic weighted-average common shares outstanding	6,556	6,382
Plus: Common stock equivalents	340	361
Diluted weighted—average common shares outstanding	6,896	6,743
Net income per common share:
Basic	$0.25	$0.21
Diluted	0.24	0.19
Return on average assets	1.08%	1.03%
Return on average common equity	16.26%	14.63%
Efficiency ratio*	65.25%	66.37%

*                    Non-interest expense divided by net interest income plus non-interest income less securities gains.

NOTE 4. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.”   SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2005 consolidated audited financial statements and notes thereto. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is a bank holding company under the Bank Holding Company Act of 1956, as amended. It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 14 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey and a loan production office in Long Island, New York. These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

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

Earnings Summary

Net income for the three months ended March 31, 2006 was $1.7 million, an increase of $347 thousand or 26.5 percent, compared to net income of $1.3 million for the same period in 2005. This was the result of increased net interest income and non-interest income, offset in part by higher operating expenses.

Quarterly performance highlights include:

•                  Earnings per basic share increased to $0.25 for the first quarter of 2006 compared to $0.21 for the same period in 2005.

•                  Earnings per diluted share increased to $0.24 for the first quarter of 2006 compared to $0.19 for the same period a year ago.

•                  Return on average assets improved to 1.08 percent from 1.03 percent for the quarters ended March 31, 2006 and 2005, respectively.

•                  Return on average equity equaled 16.26 percent and 14.63 percent for the quarters ended March 31, 2006 and 2005, respectively.

•                  The efficiency ratio improved to 65.25 percent for the first quarter of 2006 compared to 66.37 percent for the same period a year ago.

During the first quarter of 2006, financial institutions continued to be pressured by a flat yield curve as the Federal Reserve Board raised short term rates two more times. Since this rate cycle began in June 2004, the Federal Reserve raised short-term interest rates fifteen times for a total of 375 basis points. This has resulted in the Federal Funds rate increasing from 1.00 percent to 4.75 percent while the Prime-lending rate increased from 4.00 percent to 7.75 percent.  Despite this challenging interest rate environment, the Company was able to grow net interest income due to strong growth in interest earning assets. However, the flat yield curve and the competitive pricing of deposits in the New Jersey market place may put further pressure on the net interest margin in 2006.

      Net interest income, our largest component of operating income, increased $788 thousand or 15 percent to $6.1 million for the three months ended March 31, 2006 compared to the same period in 2005. This increase was the result of a $98 million increase in average earning assets partially offset by a reduced net interest margin and spread.   Net interest margin (net interest income as a percentage of average interest earning assets) decreased 18 basis points to 4.12 percent for the current quarter compared to 4.30 percent for the same period a year ago. Over the same period, net interest spread  (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) decreased 27 basis points to 3.65 percent from 3.92 percent a year ago.

Non-interest income increased $211 thousand or 11.8 percent to $2.0 million for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005.   This increase was due primarily to higher levels of gains on the sale of SBA loans and increased referral fees on commercial loans during the quarter, partially offset by decreased service and loan fee income and lower levels of gains on the sale of mortgage loans.

Non-interest expense was $5.3 million for the three months ended March 31, 2006, an increase of $608 thousand or 13.1 percent compared to $4.6 million for the same period a year ago. The increase was due primarily to increased compensation and benefits expense, occupancy expense, furniture and equipment, processing and communications, professional services and other expenses.

For the first quarter of 2006, the provision for income taxes was $842 thousand compared to $798 thousand for the same period a year ago. The current 2006 tax provision represents an effective tax rate of approximately 34 percent as compared to 38 percent for the prior year. The lower effective tax rate for 2006 is related to a subsidiary the company opened in January of 2006 reflecting a lower state tax rate. Management anticipates an effective rate of approximately 34 percent for the remainder of 2006.

Net Interest Income

Tax-equivalent interest income totaled $10.0 million for the three months ended March 31, 2006, an increase of $2.5 million or 33 percent, compared to $7.5 million a year ago. Of the $2.5 million increase in interest income, $1.8 million is attributable to an increase in the volume of earning assets, while $718 thousand is attributable to an increase in the yield on earning assets. The average volume of earning assets increased $98 million to $588.5 million at March 31, 2006 compared to $490.5 million at March 31, 2005. This was due to an $84.7 million increase in average total loans plus a $9.2 million increase in federal funds sold and interest bearing deposits and a $4.1 million increase in average total securities. The impact of the higher interest rate environment in the first quarter of 2006 is evident in the rates earned on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as federal funds sold and interest bearing deposits. Key interest rate increases during the quarter included:

•               The average interest rate earned on federal funds sold and interest bearing deposits increased 188 basis points to 4.31 percent for the three months ended March 31, 2006 compared to 2.43 percent for the same period a year ago.

•               The average interest rate earned on SBA loans equaled 10.02 percent during the quarter, an increase of 165 basis points over the comparable quarter in 2005, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•               The average interest rate earned on Consumer loans increased 84 basis points to 6.49 percent for the three months ended March 31, 2006 compared to 5.65 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•               The average interest rate earned on Commercial loans was 7.31 percent for the quarter, an increase of 36 basis points over the comparable quarter in 2005.

The higher interest rate environment also increased interest expense and the cost of funds. Total interest expense was $3.9 million for the three months ended March 31, 2006, an increase of $1.7 million or 75 percent, compared to $2.3 million for the same period a year ago. Of the $1.7 million increase in interest expense, $852 thousand is related to an increase in average interest-bearing liabilities while $837 thousand is due to an increase in the cost of funds. Over the past twelve months, average interest bearing liabilities increased $97.2 million as average interest bearing deposits increased $88.1 million and borrowed funds and subordinated debentures increased $9.1 million. Total interest-bearing deposits were $448.7 million on average, an increase of $88.1 million or 24.4 percent compared to $360.7 million from the same period a year ago. The increase in average interest-bearing deposits was a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.  Average borrowed funds increased $9.1 million to $49.3 million as of March 31, 2006 due to the addition of a $10 million FHLB advance at 3.70 percent during the second quarter of 2005.  The rate paid on interest bearing liabilities increased 93 basis points to 3.21 percent for the three months ended March 31, 2006 from 2.28 percent in the same period in 2005. The cost of interest bearing deposits increased 100 basis points to 3.06 percent as the rates paid on all deposit products increased. This increase is attributed to the competitive pricing pressures within the New Jersey deposit marketplace, as well as, a shift in the mix of our funding base into higher cost savings and time deposits. The cost of borrowed funds and subordinated debentures increased 35 basis points to 4.63 percent compared to the prior year period.

Tax-equivalent net interest income increased $788 thousand to $6.1 million for the quarter ended March 31, 2006 compared to $5.3 million for the same period a year ago. Net interest margin fell 18 basis points to 4.12 percent compared to 4.30 percent for the same period a year ago. The tightening of the net interest margin was primarily the result of the higher cost of deposits to fund loan growth. The net interest spread was 3.65 percent for the three months ended March 31, 2006 compared to 3.92 percent for the same period a year ago.

The following table presents, on a fully taxable equivalent basis, a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs for the three-month period ended March 31, 2006 and 2005.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	March 31, 2006			March 31, 2005
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$19,493	$207	4.31%	$10,331	$62	2.43%
Securities:
Available for sale	64,812	721	4.45	76,926	809	4.21
Held to maturity	39,291	476	4.85	23,088	274	4.75
Total securities	104,103	1,197	4.60	100,014	1,083	4.33
Loans, net of unearned discount:
SBA loans	85,931	2,153	10.02	64,966	1,359	8.37
Commercial	271,323	4,892	7.31	212,343	3,638	6.95
Residential Mortgages	61,126	820	5.37	60,361	802	5.31
Consumer	46,501	744	6.49	42,482	592	5.65
Total loans	464,881	8,609	7.47	380,152	6,391	6.79
Total interest-earning assets	588,477	10,013	6.86	490,497	7,536	6.20
Noninterest-earning assets:
Cash and due from banks	11,698			10,748
Allowance for loan losses	(7,154)			(6,047)
Other assets	26,847			22,742
Total noninterest-earning assets	31,391			27,443
Total Assets	$619,868			$517,940

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$128,150	694	2.20	$160,991	611	1.54
Savings deposits	158,058	1,192	3.06	91,294	460	2.04
Time deposits	162,533	1,499	3.74	108,374	763	2.86
Total interest-bearing deposits	448,741	3,385	3.06	360,659	1,834	2.06
Borrowed funds and subordinated debentures	49,279	562	4.63	40,139	424	4.28
Total interest-bearing liabilities	498,020	3,947	3.21	400,798	2,258	2.28
Noninterest-bearing liabilities:
Demand deposits	78,179			78,852
Other liabilities	2,339			1,976
Total noninterest-bearing liabilities	80,518			80,828
Shareholders’ equity	41,330			36,314
Total Liabilities and Shareholders’ Equity	$619,868			$517,940

Net interest spread		6,066	3.65%		5,278	3.92%
Tax-equivalent basis adjustment		(13)			(13)
Net interest income		$6,053			$5,265
Net interest margin			4.12%			4.30%

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

Rate Volume Table	Three months ended March 31, 2006 versus March 31, 2005
	Due to change in:
	Volume	Rate	Total
Interest Income
Commercial	$1,057	$197	$1,254
SBA	493	301	794
Residential mortgage	9	9	18
Consumer	59	93	152
Total Loans	1,618	600	2,218

Available for sale securities	(132)	44	(88)
Held to maturity securities	196	6	202
Federal funds sold and interest bearing deposits	77	68	145
Total interest earning assets	$1,759	$718	$2,477

Interest Expense
Interest bearing checking	$(142)	$225	$83
Savings deposits	436	296	732
Time deposits	456	280	736
Total Interest Bearing Deposits	750	801	1,551
Borrowings	102	36	138
Total interest-bearing liabilities	852	837	1,689
Tax equivalent net interest income	$907	$(119)	$788
Tax equivalent adjustment			0
Increase in net interest income			$788

Provision for Loan Losses

The provision for loan losses was flat at $300 thousand for the three months ended March 31, 2006 and 2005. The recognition of a $300 thousand provision during the quarter was based on the loan growth during the quarter. The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under the assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income consists of service charges on deposits, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance income and other income. Non-interest income was $2.0 million for the three months ended March 31, 2006, an increase of $211 thousand compared with 2005. The components of non-interest income are as follows:

	Three months ended March, 31
(In thousands)	2006	2005	Percent Change
Deposit service charges	$433	$430	0.7%
Loan and servicing fees	395	536	(26.3)
Gains on SBA loan sales, net	700	460	52.2
Gains on mortgage loan sales	62	92	(32.6)
Gains on sales of other loans	82	—	—
Net security gains	—	53	—
Bank owned life insurance	47	47	—
Other income	283	173	63.6
Total non-interest income	$2,002	$1,791	11.8%

Deposit service charges remained relatively flat for the three months ended March 31, 2006 and 2005. During this period, overdraft fees increased but were partially offset by decreased monthly deposit account service charges.

Loan and servicing fees decreased $141 thousand, or 26.3 percent, for the three months ended March 31, 2006, compared to the same period a year ago due to a lower level of prepayment penalties on commercial loans.

Net gains on SBA loan sales increased $240 thousand or 52.2 percent for the quarter, compared to the same period a year ago, as a result of a higher sales volume. SBA loan sales, all without recourse, totaled $9.6 million for the three months ended March 31, 2006, compared to $5.5 million for the three months ended March 31, 2005.

Net gains on mortgage loan sales decreased $30 thousand to $62 thousand for the quarter as a result of a lower origination and sales volume. Mortgage loan sales totaled $4.4 million for the three months ended March 31, 2006.

Net gains on the sale of other loans totaled $82 thousand for the quarter ended March 31, 2006 as the Company sold approximately $5.0 million of commercial hotel/motel loans.

There were no security gains recorded during the quarter ended March 31, 2006, while $53 thousand in net security gains were recorded in 2005.

BOLI income totaled $47 thousand for the three months ended March 31, 2006 and 2005.

Other non-interest income increased $110 thousand to $283 thousand for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase was due primarily to increased commercial loan referral fees.

Non-Interest Expense

Total non-interest expense increased $608 thousand or 13.1 percent to $5.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The components of non-interest expense are as follows:

	Three months ended March 31,
			Percent
(In thousands)	2006	2005	Change
Compensation and benefits	$2,725	$2,397	13.7%
Occupancy	648	593	9.3
Processing and communications	527	466	13.1
Furniture and equipment	393	329	19.5
Professional services	132	109	21.1
Loan servicing costs	101	177	(42.9)
Advertising	170	185	(8.1)
Deposit insurance	17	15	13.3
Other expenses	543	377	44.0
Total non-interest expense	$5,256	$4,648	13.1%

Compensation and benefits expense, the largest component of non-interest expense, increased $328 thousand, or 13.7 percent, for the three months ended March 31, 2006 compared to the same period a year ago. The increase in compensation and benefits was a result of merit increases, an increase in the number of employees and higher benefits costs. Total full time equivalent employees amounted to 190 at March 31, 2006, compared to 169 at March 31, 2005. In addition, compensation and benefits expense includes $6 thousand in stock-based compensation expense in accordance with Statement 123R. There was no stock-based compensation expense recorded in 2005.

Occupancy expense increased $55 thousand or 9.3 percent, for the three months ended March 31, 2006, compared to the same period a year ago. The increase was due to higher rental, property tax, utilities and repairs and maintenance expense on the existing branch network and the addition of the Phillipsburg branch, offset in part by reduced snow removal expenses.

 Processing and communications expense increased $61 thousand, or 13.1 percent, for the three months ended March 31, 2006, compared to the same period a year ago, as a result of increased transaction volume due to the increase in loans and deposits.

Furniture and equipment expense increased $64 thousand, or 19.5 percent, for the three months ended March 31, 2006, compared to the same period a year ago. The increase in furniture and equipment was primarily related to increased network maintenance costs, security monitoring and increased depreciation expenses derived from the expansion and refurbishment of the branch network.

Professional fees increased $23 thousand, or 21.1 percent, for the three months ended March 31, 2006, compared to the same period a year ago. The increase was due to higher levels of legal, audit, loan review and regulatory review fees offset in part by reduced consulting expense.

Loan servicing expense decreased $76 thousand to $101 thousand for the three months ended March 31, 2006, compared to the same period a year ago due to the collection of expenses on delinquent loans.

Advertising expense decreased $15 thousand or 8.1 percent for the three months ended March 31, 2006 compared to the same period a year ago. This increase was due to decreased marketing expenses related to new business generation.

Deposit insurance increased slightly to $17 thousand for the three months ended March 31, 2006 due to growth in the Company’s deposit base.

Other expense increased $166 thousand or 44 percent, for the three months ended March 31, 2006, compared to the same period a year ago. This increase was due primarily to the initial establishment of a $135 thousand reserve for loan commitments.

Income Tax Expense

For the first quarter of 2006, the provision for income taxes was $842 thousand compared to $798 thousand for the same period a year ago. The current 2006 tax provision represents an effective tax rate of approximately 34 percent as compared to 38 percent for the prior year. The lower effective tax rate for 2006 is related to a subsidiary the company opened in January of 2006 reflecting a lower state tax rate. Management anticipates an effective rate of approximately 34 percent for the remainder of 2006.

Financial Condition at March 31, 2006

Total assets at March 31, 2006 were $628.1 million compared to $525.8 million a year ago and $614.2 million from year-end 2005. Compared to year-end 2005, total assets increased due primarily to strong loan generation funded by savings deposit growth.

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

AFS securities totaled $63.4 million at March 31, 2006, a decrease of $2.2 million from year-end 2005. This decrease was the result of $2.04 million in principal payments received and to $113 thousand depreciation in the market value of the portfolio. There were no AFS securities purchased or sold during the quarter. The yield on the AFS securities portfolio was 4.45 percent for the three months ended March 31, 2006, compared to 4.21 percent a year ago. The weighted average life of the AFS portfolio extended to 5.07 years and the effective duration of the portfolio was 3.64 years at March 31, 2006 compared to 4.89 years and 3.55 years at December 31, 2005.

HTM securities totaled $38.2 million at March 31, 2006, a decrease of $2.5 million compared to $40.7 million at December 31, 2005. During the first three months of 2006, $2.5 million in maturities and principal payments were received on the portfolio. There were no HTM securities purchased or sold during the quarter. The yield on HTM securities was 4.85 percent for the three months ended March 31, 2006 compared to 4.75 percent for the same period a year ago. As of March 31, 2006 and December 31, 2005, the market value of HTM securities was $37.6 million and $40.2 million, respectively. The weighted average life of the HTM portfolio was 4.14 years and the effective duration of the portfolio was 3.18 years at March 31, 2006 compared to 4.21 years and 3.09 years at December 31, 2005.

Securities with a carrying value of $43 million and $45.4 million at March 31, 2006 and December 31, 2005, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law. At March 31, 2006, the Company pledged $8.1 million for government deposits as required.
Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans at March 31, 2006 increased $19.4 million or 4.3 percent to $468.0 million compared to $448.6 million at year-end 2005 due to commercial loan growth. The loan portfolio concentration consisted of 60 percent commercial, 18 percent SBA, 13 percent residential mortgages and 9 percent consumer loans at March 31, 2006.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $279.4 million at March 31, 2006 and increased $18.8 million compared to $260.6 million at year-end 2005. The yield on commercial loans was 7.31 percent for the three months ended March 31, 2006 compared to 6.95 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $65.3 million at March 31, 2006, an increase of $645 thousand from year-end 2005. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $16.8 million at March 31, 2006, an increase of $2.8 million from year-end 2005. The SBA held for sale portfolio increased due to higher levels of SBA loan originations during the quarter.  SBA held for sale originations totaled $12.4 million during the quarter compared to $6.1 million a year ago. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate was 10.02 percent for the three months ended March 31, 2006 compared to 8.37 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans decreased $1.8 million to $60.2 million at March 31, 2006 as a result of pay-downs in the portfolio. The Company did not originate a material amount of residential mortgage loans held for investment during the quarter. The yield on residential mortgages was 5.37 percent for the three months ended March 31, 2006 compared to 5.31 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $46.3 million at March 31, 2006, a decrease of $1.0 million from year-end 2005. The decrease in the consumer loan portfolio was primarily the result of payoffs in home equity loans. The yield on consumer loans was 6.49 percent for the three months ended March 31, 2006, compared to 5.65 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflects the higher interest rate environment at March 31, 2006 compared to March 31, 2005 due to the Federal Reserve raising interest rates 200 basis points since March 31, 2005.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2005
Non-performing loans
SBA	$1,490	$1,391	$2,156
Commercial	488	1,250	426
Residential mortgage	1,446	1,510	223
Consumer	181	210	115
Total non-performing loans	3,605	4,361	2,920
OREO	176	178	198
Total Non-Performing Assets	$3,781	$4,539	$3,118

Past Due 90 days or more and still accruing interest
SBA	126	—	290
Commercial	200	—	—
Residential mortgage	—	—	—
Consumer	—	—	23
Total accruing loans 90 days or more past due	326	—	313

Non-Performing assets to total assets	0.60%	0.74%	0.59%
Non-Performing assets to loans and OREO	0.81%	1.01%	0.82%
Allowance for loans losses as a percentage of non-performing loans	197.50%	158.04%	203.49%
Allowance for loan losses to total loans	1.52%	1.54%	1.56%

Non-performing assets amounted to $3.8 million at March 31, 2006, a decrease of $758 thousand from year-end 2005. There were $326 thousand in loans past due 90 days or more and still accruing interest at March 31, 2006 compared to $0 at December 31, 2005. Loans past due 90 days or more generally consist of loans where customers continue to make the monthly payments, however, the loans have matured and are pending renewal. Included in non-performing assets at March 31, 2006 are approximately $758 thousand of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are not included in non-performing loans as they continue to perform. There were $657 thousand in potential problem loans at March 31, 2006 and $280 thousand in potential problem loans at December 31, 2005.

Allowance for Loan Losses

The allowance for loan losses totaled $7.1 million, $6.9 million, and $5.9 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively with resulting allowance to total loan ratios of 1.52 percent, 1.54 percent and 1.56 percent respectively. Net charge offs amounted to $72 thousand for the three months ended March 31, 2006, compared to $214 thousand for the three months ended March 31, 2005.

The following is a reconciliation summary of the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(In thousands)	2006	2005
Balance, beginning of period	$6,892	$5,856
Provision charged to expense	300	300

Charge-offs:
SBA	46	107
Commercial	4	165
Residential mortgage	—	24
Consumer	35	8
Total Charge-offs	85	304
Recoveries:
SBA	—	44
Commercial	11	45
Residential mortgage	—	—
Consumer	2	1
Total recoveries	13	90
Total net charge-offs	72	214
Balance, end of period	$7,120	$5,942
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.06%	0.23%
Allowance for loan losses to total loans at period end	1.52%	1.56%
Allowance for loan losses to non-performing loans	197.50%	203.49%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first three months of 2006 the Company realized continued growth in deposits. This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing. The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $12.6 million to $534.4 million at March 31, 2006 from $521.9 million at December 31, 2005. The increase in deposits was primarily the result of a $36.9 million increase in savings deposits and a $1.7 million increase in non-interest bearing demand deposits, partially offset by a $25.6 million decrease in interest bearing demand deposits and a $364 thousand decrease in time deposits. This resulted in a shift in our deposit concentration from 27 percent interest bearing demand and 27 percent savings accounts at December 31, 2005 to 21 percent interest bearing demand and 33 percent savings deposits at March 31, 2006. This reallocation was directly related to promotion of the Company’s new variable rate savings product and the transfer of balances from interest bearing demand accounts into the higher cost savings product.

Included in deposits at March 31, 2006 are $34.5 million of Government deposits, as compared to $43.6 million at December 31, 2005. These deposits are generally short in duration and are very sensitive to price competition. The Company believes the current portfolio of these deposits is appropriate.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $49.3 million at March 31, 2006 and December 31, 2005.  As of March 31, 2006, the Company was a party to the following borrowed funds and subordinated debenture transactions:

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

•                  $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3 month Libor plus 340 basis points. At March 31, 2006, the rate equaled 8.36 percent. The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2006, is a decline of 2.04 percent in a rising rate environment and an increase of 0.73 percent in a falling rate environment. Both variances are within the board-approved guidelines of +/- 3.00 percent. At December 31, 2005 the economic value of equity with rate shocks of 200 basis points was a decline of 1.66 percent in a rising rate environment and a decline of 0.18 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $37.9 million at March 31, 2006, a decrease of $862 thousand from December 31, 2005. Net cash used in operating activities for the three months ended March 31, 2006, amounted to $976 thousand, primarily due to proceeds from the sales of SBA and commercial loans and net income from operations, offset by originations of loans held for sale. Net cash used in investing activities amounted to $12.4 million for the three months ended March 31, 2006, primarily due to loan originations and investments in premises and equipment, partially offset by proceeds from the maturities and principal paydowns on securities. Net cash provided by financing activities, amounted to $12.5 million for the three months ended March 31, 2006, attributable to increased deposits and proceeds from the exercise of stock options, partially offset by the payment of a dividend.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At March 31, 2006, the Parent Company had $740 thousand in cash compared to $933 thousand at December 31, 2005. The  decrease in cash at the parent company was due to the payment of operating expenses and cash dividends at the Parent Company. Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At March 31, 2006, $37.8 million was available for additional borrowings from the FHLB of New York. Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of March 31, 2006 amounted to approximately $60.9 million. An additional source of liquidity is Federal Funds sold, which were $25.7 million at March 31, 2006.

As of March 31, 2006, deposits included $34.5 million of Government deposits, as compared to $43.6 million at December 31, 2005. These deposits are generally short in duration, and are sensitive to price competition. The Company believes the current portfolio of these deposits to be appropriate. Included in the portfolio are $28.7 million of deposits from four municipalities. The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At March 31, 2006, the Bank had approximately $162 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $27 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock and qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and hybrid instruments which do not qualify for tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.

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

The Company’s capital amounts and ratios are presented in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions

As of March 31, 2006	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio	51,081	8.26%	≥	24,730	4.00%	≥	30,913	5.00%
Tier I risk-based ratio	51,081	9.93%	≥	20,570	4.00%	≥	30,855	6.00%
Total risk-based ratio	57,518	11.18%	≥	41,140	8.00%	≥	51,425	10.00%

As of December 31, 2005
Leverage Ratio	49,462	8.27%	≥	23,935	4.00%	≥	29,919	5.00%
Tier I risk-based ratio	49,462	9.98%	≥	19,827	4.00%	≥	29,741	6.00%
Total risk-based ratio	55,667	11.23%	≥	39,655	8.00%	≥	49,569	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions

As of March 31, 2006	Amount	Ratio		Amount	Ratio		Amount	Ratio
Leverage Ratio	44,046	7.14%	≥	24,686	4.00%	≥	30,858	5.00%
Tier I risk-based ratio	44,046	8.55%	≥	20,598	4.00%	≥	30,897	6.00%
Total risk-based ratio	56,491	10.97%	≥	41,197	8.00%	≥	51,496	10.00%

As of December 31, 2005
Leverage Ratio	42,260	7.01%	≥	24,124	4.00%	≥	30,155	5.00%
Tier I risk-based ratio	42,260	8.51%	≥	19,855	4.00%	≥	29,783	6.00%
Total risk-based ratio	54,473	10.97%	≥	39,711	8.00%	≥	49,638	10.00%

Shareholders’ Equity

Shareholders’ equity increased $1.5 million, or 3.8 percent, to $42.5 million at March 31, 2006 compared to $40.9 million at December 31, 2005. This increase was the result of $1.7 million in net income and $274 thousand in proceeds from stock options exercised, partially offset by $313 thousand in cash dividends declared during the quarter and $70 thousand of depreciation in the market value of the securities available for sale portfolio.

On April 27, 2006, the Company announced a 5 percent stock distribution payable on June 30, 2006 to all shareholders of record as of June 16, 2006 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock. The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. There were no shares repurchased during the quarter-ended March 31, 2006. As of March 31, 2006 the Company had repurchased a total of 142 thousand shares of which 119 thousand shares have been retired, leaving 483 thousand shares remaining to be repurchased under the plan.

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

ITEM 3.                    Quantitative and Qualitative Disclosures about Market Risk

During 2006, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.                    Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no significant changes in the Company’s assessment of the risk factors associated with the Company’s securities in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   and  (b) — none
(c )

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	0	0	118,650	506,100
May 1, 2005 through May 31, 2005	23,020	$10.51	141,670	483,080
June 1, 2005 through June 30, 2005	0	0	141,670	483,080
July 1, 2005 through March 31, 2006	0	0	141,670	483,080
Total	23,020	$10.51	141,670	483,080

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

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-
14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

Dated: May 15, 2006	By:	/s/ ALAN J. BEDNER, JR
Alan J. Bedner, Jr.
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