Form 10-Q
period 2006-06-30
UNITY BANCORP INC /NJ/
filed 2006-08-11
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2006 common stock, no par value:  6,578,843 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets

	(unaudited)		(unaudited)
(In thousands)	06/30/06	12/31/05	06/30/05
Assets
Cash and due from banks	$13,709	$11,945	$11,284
Federal funds sold and interest bearing deposits	42,631	26,814	23,336
Securities:
Available for sale	68,104	65,583	78,139
Held to maturity (market value of $39,700, $40,212 and $35,650, respectively)	40,875	40,748	35,635
Total securities	108,979	106,331	113,774
Loans:
SBA held for sale	24,384	14,001	13,880
SBA held to maturity	59,111	64,660	57,315
Commercial	297,826	260,581	229,860
Residential mortgage	55,966	62,039	63,775
Consumer	47,335	47,286	46,096
Total loans	484,622	448,567	410,926
Less: Allowance for loan losses	7,257	6,892	6,239
Net loans	477,365	441,675	404,687
Premises and equipment, net	10,954	10,593	10,208
Bank owned life insurance	5,279	5,185	5,093
Accrued interest receivable	3,460	3,167	2,747
Loan servicing asset	2,424	2,438	2,177
Goodwill and other intangibles	1,611	1,618	—
Other assets	4,458	4,406	4,201
Total assets	$670,870	$614,172	$577,507

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$81,721	$79,547	$79,830
Interest bearing checking	116,497	139,076	147,315
Savings deposits	187,841	141,935	149,348
Time deposits, under $100,000	124,652	108,353	72,655
Time deposits, $100,000 and over	65,665	52,949	28,126
Total deposits	576,376	521,860	477,274
Borrowed funds	40,000	40,000	50,000
Subordinated debentures	9,279	9,279	9,279
Accrued interest payable	313	274	249
Accrued expense and other liabilities	1,456	1,830	2,294
Total liabilities	$627,424	$573,243	$539,096
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	43,866	38,423	37,988
Treasury stock (23 shares)	(242)	(242)	(242)
Retained earnings	1,555	3,897	1,155
Accumulated other comprehensive loss	(1,733)	(1,149)	(490)
Total Shareholders’ Equity	43,446	40,929	38,411
Total Liabilities and Shareholders’ Equity	$670,870	$614,172	$577,507

Issued common shares	6,602	6,559	6,435
Outstanding common shares	6,579	6,536	6,412

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Fed funds sold and interest on deposits	$354	$117	$561	$179
Securities:
Available for sale	709	809	1,417	1,605
Held to maturity	467	348	943	622
Total securities	1,176	1,157	2,360	2,227
Loans:
SBA loans	2,179	1,448	4,332	2,807
Commercial loans	5,368	3,764	10,260	7,402
Residential mortgage loans	788	805	1,608	1,607
Consumer loans	779	652	1,523	1,244
Total loan interest income	9,114	6,669	17,723	13,060
Total interest income	10,644	7,943	20,644	15,466
Interest expense:
Interest bearing demand deposits	653	635	1,347	1,246
Savings deposits	1,704	781	2,896	1,241
Time deposits	1,671	764	3,170	1,527
Borrowed funds and subordinated debentures	583	498	1,145	922
Total interest expense	4,611	2,678	8,558	4,936
Net interest income	6,033	5,265	12,086	10,530
Provision for loan losses	250	350	550	650
Net interest income after provision for loan losses	5,783	4,915	11,536	9,880
Non-interest Income:
Service charges on deposit accounts	409	439	842	869
Service and loan fee income	406	630	801	1,166
Gain on sales of SBA loans, net	558	741	1,258	1,201
Gain on sales of mortgage loans	110	54	172	146
Gain on sales of other loans	—	—	82	—
Net security gains	—	24	—	77
Bank owned life insurance	47	46	94	93
Other income	117	261	400	434
Total non-interest income	1,647	2,195	3,649	3,986
Non-interest expense:
Compensation and benefits	2,664	2,314	5,389	4,711
Occupancy	646	501	1,294	1,094
Processing and communications	553	489	1,080	955
Furniture and equipment	381	327	774	656
Professional services	151	194	283	303
Loan servicing costs	55	169	156	346
Advertising	148	187	318	372
Deposit insurance	16	15	33	30
Other expenses	387	446	930	823
Total non-interest expense	5,001	4,642	10,257	9,290
Net income before provision for income taxes	2,429	2,468	4,928	4,576
Provision for income taxes	792	941	1,634	1,739
Net income	$1,637	$1,527	$3,294	$2,837

Net income per common share - Basic	$0.25	$0.24	$0.50	$0.44
Net income per common share - Diluted	0.24	0.23	0.48	0.42
Weighted average shares outstanding – Basic	6,574	6,414	6,565	6,399
Weighted average shares outstanding – Diluted	6,905	6,744	6,901	6,744

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2006 and 2005

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	6,370	$34,025	$—	$2,327	$(484)	$35,868
Comprehensive income:
Net Income				2,837	—	2,837
Unrealized holding gain on securities arising during the period, net of tax of $26					41
Less: reclassification adjustment for gains included in net income, netof tax of $30					47
Net unrealized holding loss on securities arising during the period, net of tax benefit of $4					(6)	(6)
Total comprehensive income						2,831
Cash dividends declared on common stock of $.09 per share				(524)	—	(524)
5% Stock Dividend, including cash-in-lieu of fractional shares		3,481		(3,485)	—	(4)
Treasury stock purchased	(23)	—	(242)	—	—	(242)
Stock options exercised	65	482	—	—	—	482
Balance, June 30, 2005	6,412	$37,988	$(242)	$1,155	$(490)	$38,411

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2005	6,536	38,423	$(242)	$3,897	$(1,149)	$40,929
Comprehensive income:
Net Income				3,294	—	3,294
Unrealized holding loss on securities arising during the period, net of tax benefit of $358					(584)
Net unrealized holding loss on securities arising during the period, net of tax benefit of $358					(584)	(584)
Total comprehensive income					—	2,710
Cash dividends declared on common stock of $.10 per share				(644)	—	(644)
5% Stock Dividend, including cash-in-lieu of fractional shares		4,987	—	(4,992)	—	(5)
Stock options exercised	43	456	—	—	—	456
Balance, June 30, 2006	6,579	$43,866	$(242)	$1,555	$(1,733)	$43,446

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
(In thousands)	2006	2005
Operating activities:
Net income	$3,294	$2,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	550	650
Depreciation and amortization	778	715
Net gain on sale of securities	—	(77)
Gain on sale of SBA loans held for sale	(1,258)	(1,201)
Gain on sale of mortgage loans	(172)	(146)
Gain on sale of other loans	(82)	—
Origination of SBA loans held for sale	(18,514)	(21,144)
Proceeds from the sale of SBA loans	18,455	16,039
Net change in other assets and liabilities	(498)	704
Net cash provided by (used in) operating activities	2,553	(1,623)
Investing activities:
Purchases of securities held to maturity	(4,360)	(15,676)
Purchases of securities available for sale	(7,808)	(7,074)
Maturities and principal payments on securities held to maturity	4,182	3,575
Maturities and principal payments on securities available for sale	4,309	5,785
Proceeds from sale of securities available for sale	—	1,175
Proceeds from the sale of other real estate owned	239	345
Net increase in loans	(34,935)	(31,355)
Purchases of premises and equipment	(855)	(1,978)
Net cash used in investing activities	(39,228)	(45,203)
Financing activities:
Net increase in deposits	54,516	43,376
Proceeds from new borrowings	—	20,000
Repayments of borrowings	—	(5,000)
Proceeds from the issuance of common stock	370	375
Purchase of treasury stock	—	(242)
Dividends paid	(630)	(469)
Net cash provided by financing activities	54,256	58,040
Increase in cash and cash equivalents	17,581	11,214
Cash and cash equivalents at beginning of year	38,759	23,406
Cash and cash equivalents at end of period	$56,340	$34,620
Supplemental disclosures:
Cash:
Interest paid	$8,519	$4,863
Income taxes paid	2,462	831
Non-Cash investing activities
Transfer of loan to Other Real Estate Owned	61	—

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2006

NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc. a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc. a wholly-owned subsidiary of the Bank is used to hold part of the Bank’s loan portfolio.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Based Compensation

The Company has incentive and non-qualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  The period during which the option is vested is generally 3 years, but no option may be exercised after 10 years from the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2006, 1,379,154 shares have been reserved for issuance upon the exercise of options, 743,421 option grants are outstanding, 370,146 option grants have been exercised, forfeited or expired leaving 265,587 shares available for grant.

In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  Restricted stock awards granted during the six months ended June 30, 2006 and 2005 , totaled 8,253 shares and 0 shares, respectively.  The fair market value per share for these grants was $14.12.  These shares vest over a period of 4 years and are recognized as compensation to the employees over the vesting period.  Compensation expense related to the restricted stock awards totaled $41 thousand and $10 thousand for the six months ended June 30, 2006 and 2005, respectively.  For the quarters-ended, June 30, 2006 and 2005, compensation expense related to restricted stock totaled $22 thousand and $6 thousand respectively.  As of June 30, 2006, 110,250 shares of restricted stock were reserved for issuance, of which 35,196 shares are outstanding and 75,054 shares are available for grant.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R) using the “modified prospective application.”  Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award.  The provisions apply to all awards granted after the required effective date including existing awards not vested, modified, repurchased or canceled.  Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25 and related Interpretations in accounting for its Option Plans. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of their underlying common stock on the date of grant.

The following table represents the impact of the adoption of SFAS 123R on the Company’s financial statements for the quarter ended June 30, 2006.

	Under SFAS 123 R	Under APB 25	Difference
Net income before provision for income taxes	$2,429	$2,436	$7
Net income	$1,637	$1,642	$5

Net income per common share – Basic	$0.25	$0.25	$0.0
Net income per common share - Diluted	$0.24	$0.24	$0.0

The following table represents the impact of the adoption of SFAS 123R on the Company’s financial statements for the six months ended June 30, 2006.

	Under SFAS 123 R	Under APB 25	Difference
Net income before provision for income taxes	$4,928	$4,940	$12
Net income	$3,294	$3,300	$6

Net income per common share – Basic	$0.50	$0.50	$0.0
Net income per common share - Diluted	$0.48	$0.48	$0.0

The following table illustrates the effect on net income and earnings per share for the three and six month periods ended June 30, 2005 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.

Proforma

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net income to common shareholders as reported:
As reported	1,527	2,837
Pro forma	1,511	2,805
Income per share:
Basic as reported	0.24	0.44
Basic Pro forma	0.24	0.44
Diluted as reported	0.23	0.42
Diluted Pro forma	0.22	0.42

During the six months ended June 30, 2006 and 2005, the Company granted 15,750 options at an exercise price of $13.33 per share and 5,513 options at an exercise price of $10.89 per share, respectively.  The Company used the Black Scholes option-pricing model to calculate the $2.98 and $2.44 fair value of these options.  The fair value of the options granted during each period were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

•      Expected life of 4.19 years

•      Expected volatility of 23.5 percent

•      Risk free interest rate of 3.99 percent

•      Dividend yield of 1.36 percent

Transactions under the Company’s stock options plans during the six months ended June 30, 2006 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	754,131	$2.31 - 12.64	$5.81
Options Granted	15,750	13.33	13.33
Options Exercised	(23,310)	2.98 -9.77	5.89
Options Expired	(3,150)	9.77 - 11.88	11.53
Outstanding at June 30, 2006	743,421	$2.31 - 13.33	$5.94	5.76	$6,550,132

Exercisable at June 30, 2006	722,148	$2.31 – 12.64	$6.11	5.59	$6,239,182

As of June 30, 2006, there was approximately $52 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.00-$4.00	332,493	4.9 years	$3.29	332,493	$3.29
$4.01-$8.00	181,104	6.1 years	5.58	181,104	5.58
$8.01 - $12.00	208,551	6.5 years	9.75	204,869	9.73
$12.01 - $16.00	21,273	9.1 years	13.15	3,682	12.64
	743,421	5.8 years	$5.94	722,148	$6.11

The total intrinsic value of the stock options exercised during the six months ended June 30, 2006 and 2005 was $203 thousand and $267 thousand, respectively.   The total intrinsic value of the stock options exercised during the quarters ended June 30, 2006 and 2005 was $85 thousand and $106 thousand, respectively.

On June 30, 2006, the Company paid a 5 percent stock distribution to all shareholders of record as of June 16, 2006 and accordingly, all share amounts have been restated to include the effect of the distribution.

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

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net Income to common shareholders	$1,637	$1,527	$3,294	$2,837
Basic weighted-average common shares outstanding	6,574	6,414	6,565	6,399
Plus: Common stock equivalents	331	330	336	345
Diluted weighted –average common shares outstanding	6,905	6,744	6,901	6,744
Net Income per Common share:
Basic	$0.25	$0.24	$0.50	$0.44
Diluted	0.24	0.23	0.48	0.42
Return on average assets	1.03%	1.13%	1.05%	1.08%
Return on average common equity	15.39%	16.50%	15.82%	15.62%
Efficiency ratio*	65.12%	62.43%	65.19%	64.34%

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”.  This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of Interpretation No. 48 to have a material impact on its financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2005 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 14 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey and a loan production office in Long Island, New York.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

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

Effective July 24, the Parent Company formed Unity (NJ) Statutory Trust II as a wholly owned subsidiary. The Trust issued $10 million of trust preferred securities to investors. The floating rate securities are treated as subordinated debentures on the Company’s financial statements, and bear interest at 159 basis points above the three month Libor rate. The securities were initially priced at 7.05%, and the rate resets quarterly.  In accordance with Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II.

Earnings Summary

Net income for the three months ended June 30, 2006 was $1.6 million, an increase of $110 thousand or 7.2 percent, compared to net income of $1.5 million for the same period in 2005. This was the result of increased net interest income and a lower provision for loan losses, offset in part by lower non-interest income and higher operating expenses.

Quarterly performance highlights include:

•       Earnings per basic share increased to $0.25 for the second quarter of 2006 compared to $0.24 for the same period in 2005.

•       Earnings per diluted share increased to $0.24 for the second quarter of 2006 compared to $0.23 for the same period a year ago.

•       Return on average assets equaled 1.03 percent and 1.13 percent for each of the quarters ended June 30, 2006 and 2005, respectively.

•       Return on average common equity equaled 15.39 percent and 16.50 percent for the quarters ended June 30, 2006 and 2005, respectively.

•       The efficiency ratio equaled 65.12 percent for the second quarter of 2006 compared to 62.43 percent for the same period a year ago.

Net income for the six months ended June 30, 2006 was $3.3 million, an increase of $457 thousand or 16.1 percent, compared to net income of $2.8 million for the same period in 2005.  This was the result of increased net interest income and a lower provision for loan losses, offset in part by lower non-interest income and higher operating expenses.

Year to date performance highlights include:

•       Earnings per basic share increased to $0.50 for the six months ended June 30, 2006 compared to $0.44 for the same period in 2005.

•       Earnings per diluted share increased to $0.48 for the six months ended June 30, 2006 compared to $0.42 for the same period a year ago.

•       Return on average assets equaled 1.05 percent and 1.08 percent for each of the six month periods ended June 30, 2006 and 2005, respectively.

•       Return on average common equity equaled 15.82 percent and 15.62 percent for the six months ended June 30, 2006 and 2005, respectively.

•       The efficiency ratio equaled 65.19 percent for the six months ended June 30, 2006 compared to 64.34 percent for the same period a year ago.

During the first six months of 2006, financial institutions continued to be pressured by a flat yield curve as the Federal Reserve Board raised short term rates four more times.  Since this rate cycle began in June 2004, the Federal Reserve raised short-term interest rates seventeen times for a total of 425 basis points.  This has resulted in the Federal Funds rate increasing from 1.00 percent to 5.25 percent while the Prime-lending rate increased from 4.00 percent to 8.25 percent.   Despite this challenging interest rate environment, the Company was able to grow net interest income due to strong growth in interest earning assets.  However, the flat yield curve and the competitive pricing of deposits in the New Jersey market place may put further pressure on the net interest margin in 2006.

Net interest income, our largest component of operating income, increased $768 thousand or 14.6 percent to $6.0 million for the three months ended June 30, 2006 compared to the same period in 2005.  This increase was the result of a $94 million increase in average earning assets partially offset by a reduced net interest margin and spread.    Net interest margin (net interest income as a percentage of average interest earning assets) decreased 13 basis points to 3.99 percent for the current quarter compared to 4.12 percent for the same period a year ago.  Over the same period, net interest spread  (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) decreased 22 basis points to 3.46 percent from 3.68 percent a year ago.  For the six months ended June 30, 2006, net interest income was $12.1 million, an increase of $1.6 million or 14.8 percent, compared to $10.5 million during the same period a year ago.  The net interest margin decreased 17 basis points to 4.05 percent for the six months ended June 30, 2006 compared to the same period a year ago.

Non-interest income decreased $548 thousand or 25 percent to $1.6 million for the three months ended June 30, 2006 compared to $2.2 million for the three months ended June 30, 2005.    This decrease was due primarily to decreased service and loan fee income, gains on the sale of Small Business Administration  (“SBA”) loans and commercial loan referral fees, partially offset by increased gains on Mortgage loan sales.  For the six months ended June 30, 2006, non-interest income was $3.7 million, a decrease of $337 thousand or 8.5 percent compared to $4.0 million during the same period a year ago.  This decrease was due primarily to decreased service and loan fee income, service charges on deposits and other income, partially offset by increased gains on Mortgage loan sales, SBA loan sales and other loan sales.

Non-interest expense was $5.0 million for the three months ended June 30, 2006, an increase of $359 thousand or 7.7 percent compared to $4.6 million for the same period a year ago.   For the six-month period ended June 30, 2006, non-interest expense increased $967 thousand or 10.4 percent to $10.3 million compared to the six-month period ended June 30, 2005.  The increase in both periods was due primarily to increased compensation and benefits, occupancy, furniture and equipment and processing and communications, partially offset by lower loan servicing, professional services and advertising expenses.

For the quarter ended June 30, 2006, the provision for income taxes was $792 thousand compared to $941 thousand for the same period a year ago. The provision for income taxes decreased $105 thousand to $1.6 million at June 30, 2006 compared to the same period a year ago.   The current 2006 tax provision represents an effective tax rate of approximately 33.2 percent as compared to 38 percent for the prior year. The lower effective tax rate for 2006 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate.  Management anticipates an effective rate of approximately 33 percent for the remainder of 2006.

Net Interest Income

Tax-equivalent interest income totaled $10.7 million for the three months ended June 30, 2006, an increase of $2.7 million or 33.9 percent, compared to $8.0 million a year ago.  Of the $2.7 million increase in interest income, $1.7 million is due to an increase in the volume of interest-earning assets, while $955 thousand is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $94.0 million to $606.6 million at June 30, 2006 compared to $512.6 million at June 30, 2005.  This was due to an $86.4 million increase in average total loans plus a $13.3 million increase in average federal funds sold and interest bearing deposits, offset in part by a $5.7 million decrease in average total securities.  The impact of the higher interest rate environment in the second quarter of 2006 was evident in the rates earned on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as federal funds sold and interest bearing deposits.  Key interest rate increases during the quarter included:

•      The average interest rate earned on federal funds sold and interest bearing deposits increased 192 basis points to 4.73 percent for the three months ended June 30, 2006 compared to 2.81 percent for the same period a year ago.

•      The average interest rate earned on SBA loans equaled 10.41 percent during the quarter, an increase of 196 basis points over the comparable quarter in 2005, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•      The average interest rate earned on Consumer loans increased 81 basis points to 6.69 percent for the three months ended June 30, 2006 compared to 5.88 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•     The average interest rate earned on Commercial loans was 7.50 percent for the quarter, an increase of 51 basis points over the comparable quarter in 2005.

The higher interest rate environment also increased interest expense and the cost of funds.  Total interest expense was $4.6 million for the three months ended June 30, 2006, an increase of $1.9 million or 72.2 percent, compared to $2.7 million for the same period a year ago. Of the $1.9 million increase in interest expense, $976 thousand is related to an increase in average interest-bearing liabilities while $957 thousand is due to an increase in the cost of funds.  Quarter over quarter, average interest-bearing liabilities increased $93.8 million as average interest-bearing deposits increased $88.5 million and borrowed funds and subordinated debentures increased $5.2 million. Total interest-bearing deposits were $467.7 million on average, an increase of $88.5 million or 23.3 percent compared to $379.2 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds and subordinated debentures increased $5.2 million to $49.3 million as of June 30, 2006 due to the addition of a $10 million FHLB advance at 3.70 percent during the second quarter of 2005.   The rate paid on interest bearing liabilities increased 104 basis points to 3.58 percent for the three months ended June 30, 2006 from 2.54 percent in the same period in 2005.  The cost of interest-bearing deposits increased 114 basis points to 3.45 percent as the rates paid on all deposit products increased while the cost of borrowed funds and subordinated debentures increased 21 basis points to 4.75 percent.

Tax-equivalent net interest income increased $768 thousand to $6.05 million for the quarter ended June 30, 2006 compared to $5.28 million for the same period a year ago.  Net interest margin constricted 13 basis points to 3.99 percent compared to 4.12 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the higher cost of deposits to fund loan growth. The net interest spread was 3.46 percent for the three months ended June 30, 2006 compared to 3.68 percent for the same period a year ago.

Tax-equivalent interest income totaled $20.7 million for the six months ended June 30, 2006, an increase of $5.2 million or 33.4 percent, compared to $15.5 million a year ago.  Of the $5.2 million increase in interest income, $3.5 million is due to an increase in the volume of earning assets, while $1.6 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $97.6 million to $597.6 million at June 30, 2006 compared to $500.0 million at June 30, 2005.  This was due to an $85.5 million increase in average total loans plus an $11.2 million increase in average federal funds sold and interest bearing deposits partially offset by a $774 thousand decrease in average total securities.  Key interest rate increases during the six months ended June 30, 2006 included:

•      The average interest rate earned on federal funds sold and interest bearing deposits increased 190 basis points to 4.57 percent for the six months ended June 30, 2006 compared to 2.67 percent for the same period a year ago.

•      The average interest rate earned on SBA loans equaled 10.22 percent for the six months ended June 30, 2006, an increase of 181 basis points over the comparable period in 2005, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•      The average interest rate earned on Consumer loans increased 82 basis points to 6.59 percent for the six months ended June 30, 2006 compared to 5.77 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•      The average interest rate earned on Commercial loans was 7.41 percent for the six months ended June 30, 2006, an increase of 44 basis points over the comparable period in 2005.

Total interest expense was $8.6 million for the six months ended June 30, 2006, an increase of $3.6 million or 73.4 percent, compared to $4.9 million for the same period a year ago. Of the $3.6 million increase in interest expense, $1.8 million is related to an increase in average interest-bearing liabilities while $1.8 million is due to an increase in the cost of funds.  Comparing the six-month periods ended June 30, 2006 and 2005, average interest bearing liabilities increased $95.5 million in the current year as average interest bearing deposits increased $88.3 million and borrowed funds and subordinated debentures increased $7.2 million. Total interest-bearing deposits were $458.3 million on average, an increase of $88.3 million or 23.9 percent compared to $370.0 million from the same period a year ago.  The increase in average interest-bearing deposits was a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds increased $7.2 million to $49.3 million as of June 30, 2006 due to the addition of a $10 million FHLB advance at 3.70 percent during the second quarter of 2005. The rate paid on interest bearing liabilities increased 98 basis points to 3.40 percent for the six months ended June 30, 2006 from 2.42 percent in the same period in 2005.  The cost of interest bearing deposits increased 107 basis points to 3.26 percent as the rates paid on all deposit products increased.  It is expected that the cost of deposits will continue to rise due to competitive pricing in the New Jersey marketplace.  The cost of borrowed funds and subordinated debentures increased 27 basis points to 4.69 percent for the six months ended June 30, 2006 compared to 2005.

Tax-equivalent net interest income increased $1.6 million to $12.1 million for the six months ended June 30, 2006 compared to $10.5 million for the same period a year ago.  Net interest margin contracted 17 basis points to 4.05 percent compared to 4.22 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the high cost of deposits in the New Jersey market place.  The net interest spread was 3.55 percent for the six months ended June 30, 2006 compared to 3.81 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2006			June 30, 2005
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$30,005	$354	4.73%	$16,716	$117	2.81%
Securities:
Available for sale	62,831	722	4.60	77,646	822	4.23
Held to maturity	38,283	467	4.88	29,124	348	4.78
Total securities	101,114	1,189	4.70	106,770	1,170	4.38
Loans, net of unearned discount:
SBA loans	83,708	2,179	10.41	68,511	1,448	8.45
Commercial	286,943	5,368	7.50	215,985	3,764	6.99
Residential mortgages	58,135	788	5.42	60,136	805	5.35
Consumer	46,690	779	6.69	44,493	652	5.88
Total loans	475,476	9,114	7.68	389,125	6,669	6.87
Total interest-earning assets	606,595	10,657	7.04	512,611	7,956	6.22
Noninterest-earning assets:
Cash and due from banks	12,535			13,590
Allowance for loan losses	(7,478)			(6,085)
Other assets	28,355			20,263
Total noninterest-earning assets	33,412			27,768
Total Assets	$640,007			$540,379

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$116,303	653	2.25	$156,186	635	1.63
Savings deposits	184,168	1,704	3.71	119,325	781	2.63
Time deposits	167,245	1,671	4.01	103,674	764	2.96
Total interest-bearing deposits	467,716	4,028	3.45	379,185	2,180	2.31
Borrowed funds and subordinated debentures	49,279	583	4.75	44,033	498	4.54
Total interest-bearing liabilities	516,995	4,611	3.58	423,218	2,678	2.54
Noninterest-bearing liabilities:
Demand deposits	78,764			77,744
Other liabilities	1,589			2,292
Total noninterest-bearing liabilities	80,353			80,036
Shareholders’ equity	42,659			37,125
Total Liabilities and Shareholders’ Equity	$640,007			$540,379

Net interest spread		6,046	3.46%		5,278	3.68%
Tax-equivalent basis adjustment		(13)			(13)
Net interest income		6,033			$5,265
Net interest margin			3.99%			4.12%

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Six months ended
	June 30, 2006			June 30, 2005
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$24,778	$561	4.57%	$13,541	$179	2.67%
Securities:
Available for sale	63,816	1,443	4.52	77,288	1,631	4.22
Held to maturity	38,784	943	4.86	24,538	622	5.07
Total securities	102,600	2,386	4.65	101,826	2,253	4.43
Loans, net of unearned discount:
SBA loans	84,813	4,332	10.22	66,748	2,807	8.41
Commercial	279,176	10,260	7.41	214,174	7,402	6.97
Residential mortgages	59,622	1,608	5.39	60,248	1,607	5.33
Consumer	46,596	1,523	6.59	43,493	1,244	5.77
Total loans	470,207	17,723	7.58	384,663	13,060	6.83
Total interest-earning assets	597,585	20,670	6.95	500,030	15,492	6.23
Noninterest-earning assets:
Cash and due from banks	12,119			12,177
Allowance for loan losses	(7,317)			(6,066)
Other assets	27,605			23,081
Total noninterest-earning assets	32,407			29,192
Total Assets	$629,992			$529,222

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$122,194	1,347	2.22	$158,575	1,246	1.58
Savings deposits	171,185	2,896	3.41	105,387	1,241	2.37
Time deposits	164,902	3,170	3.88	106,011	1,527	2.90
Total interest-bearing deposits	458,281	7,413	3.26	369,973	4,014	2.19
Borrowed funds and subordinated debentures	49,279	1,145	4.69	42,097	922	4.42
Total interest-bearing liabilities	507,560	8,558	3.40	412,070	4,936	2.42
Noninterest-bearing liabilities:
Demand deposits	78,473			78,295
Other liabilities	1,961			2,135
Total noninterest-bearing liabilities	80,434			80,430
Shareholders’ equity	41,998			36,722
Total Liabilities and Shareholders’ Equity	$629,992			$529,222

Net interest spread		12,112	3.55%		10,556	3.81%
Tax-equivalent basis adjustment		(26)			(26)
Net interest income		$12,086			$10,530
Net interest margin			4.05%			4.22%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended June 30, 2006			Six months ended June 30, 2006
	versus June 30, 2005			versus June 30, 2005
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$357	$374	$731	$850	$675	$1,525
Commercial	1,312	292	1,604	2,366	492	2,858
Residential mortgage	(28)	11	(17)	(17)	18	1
Consumer	33	94	127	93	186	279
Total Loans	1,674	771	2,445	3,292	1,371	4,663

Available for sale securities	(167)	67	(100)	(298)	110	(188)
Held to maturity securities	112	7	119	348	(27)	321
Federal funds sold and interest-bearing deposits	127	110	237	205	177	382
Total interest-earning assets	$1,746	$955	$2,701	$3,547	$1,631	$5,178

Interest Expense
Interest-bearing checking	$(187)	$205	$18	$(327)	$428	$101
Savings deposits	527	396	923	971	684	1,655
Time deposits	575	332	907	1,022	621	1,643
Total interest-bearing deposits	915	933	1,848	1,666	1,733	3,399
Borrowings	61	24	85	164	59	223
Total interest-bearing liabilities	976	957	1,933	1,830	1,792	3,622
Tax equivalent net interest income	$770	(2)	768	$1,717	$(161)	1,556
Tax equivalent adjustment			0			0
Increase in net interest income			$768			$1,556

Provision for Loan Losses

The provision for loan losses was $250 thousand for the three months ended June 30, 2006, a decrease of $100 thousand, compared to $350 thousand for the same period a year ago. The decrease from a year ago was primarily due to lower levels of non-performing loans during the second quarter of 2006 compared to the comparable quarter a year ago.  For the six months ended June 30, 2006, the provision for loan losses was $550 thousand, a decrease of $100 thousand, compared to $650 thousand for the same period a year ago.  The decrease from a year ago was primarily due to the lower levels of non-performing loans and lower levels of net charge-offs during the six months ended June 30, 2006 compared to a year ago.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under managements assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income consists of deposit service charges, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Non-interest income was $1.6 million for the three months ended June 30, 2006, a decrease of $548 thousand compared with the same period in 2005.   For the six months ended June 30, 2006, non-interest income decreased $337 thousand compared to the same period in 2005.  The components of non-interest income are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(In thousands)	2006	2005	Change	2006	2005	Change
Deposit service charges	$409	$439	(6.8)%	$842	$869	(3.1)%
Loan and servicing fees	406	630	(35.6)	801	1,166	(31.3)
Gains on SBA loan sales, net	558	741	(24.7)	1,258	1,201	4.7
Gains on mortgage loan sales	110	54	103.7	172	146	17.8
Gains on sales of other loans	—	—	—	82	—	NM
Net security gains	—	24	NM	—	77	NM
Bank owned life insurance	47	46	—	94	93	—
Other income	117	261	(55.2	400	434	(7.8)
Total non-interest income	$1,647	$2,195	(25.0)%	$3,649	$3,986	(8.5)%

NM = Not meaningful

Service charges on deposit accounts decreased $30 thousand or 6.8 percent for the three months ended June 30, 2006 and decreased $27 thousand or 3.1 percent for the six months ended June 30, 2006 when compared to the same period a year ago.  These decreases were a result of lower levels of overdraft fees.

Service and loan fee income decreased $224 thousand or 35.6 percent for the three months ended June 30, 2006 and decreased $365 thousand or 31.3 percent for the six months ended June 30, 2006 when compared to the same period a year ago.  The decrease in loan and servicing fees during these periods was the result of lower levels of loan prepayment fees and reduced servicing fee rates on our serviced SBA portfolio.  Average serviced SBA loans totaled $145.9 million and $143.7 million for the six months ended June 30, 2006 and 2005, respectively.  The average net servicing rate on SBA loans totaled .81 percent compared to 0.99 percent for the six months ended June 30, 2006 and 2005, respectively.

Net gains on SBA loan sales decreased $183 thousand or 24.7 percent for the quarter, compared to the same period a year ago, as a result of a lower sales volume.  SBA loan sales totaled $7.6 million for the three months ended June 30, 2006, compared to $9.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net gains on SBA loan sales increased $57 thousand or 4.7 percent, compared to the same period a year ago, as a result of a higher sales volume, partially offset by increased commission expenses allocated to the loans.  SBA loan sales totaled $17.2 million for the six months ended June 30, 2006, compared to $14.8 million a year ago.

Net gains on mortgage loan sales increased $56 thousand for the three months ended June 30, 2006 and increased $26 thousand for the six months ended June 30, 2006 as a result of a higher origination and sales volume.  Mortgage loan sales totaled  $6.8 million and $11.2 million for the three and six month periods ended June 30, 2006.

There were no net gains on the sale of other loans during the quarter ended June 30, 2006.  During the six month period, $5.0 million of commercial hotel/motel loans were sold and a net gain of $82 thousand was realized.

There were no security gains realized during the three months ended and six months ended June 30, 2006, compared to $24 thousand and $77 thousand for the same periods a year ago.

  Bank owned life insurance income totaled $47 thousand for the three months ended June 30, 2006 and $94 thousand for the six months ended June 30, 2006.

Other non-interest income decreased $143 thousand for the three months ended June 30, 2006 and decreased $33 thousand for the six months ended June 30, 2006, compared with the same period a year ago. The decrease was primarily due to a reduction in commercial loan referral fees.

Non-Interest Expense

Total non-interest expense increased $359 thousand or 7.7 percent to $5.0 million for the three months ended June 30, 2006 and increased $967 thousand or 10.4 percent for the six months ended June 30, 2006 compared to a year ago.  The components of non-interest expense are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(In thousands)	2006	2005	Change	2006	2005	Change
Compensation and benefits	$2,664	$2,314	15.1%	$5,389	$4,711	14.4%
Occupancy	646	501	28.9	1,294	1,094	18.3
Processing and communications	553	489	13.1	1,080	955	13.1
Furniture and equipment	381	327	16.5	774	656	18.0
Professional services	151	194	(22.2)	283	303	(6.6)
Loan servicing costs	55	169	(67.5)	156	346	(54.9)
Advertising	148	187	(20.9)	318	372	(14.5)
Deposit insurance	16	15	6.7	33	30	10.0
Other expenses	387	446	(13.2)	930	823	13.0
Total non-interest expense	$5,001	$4,642	7.7%	$10,257	$9,290	10.4%

Compensation and benefits expense, the largest component of non-interest expense, increased $350 thousand, or 15.1 percent, for the three months ended June 30, 2006 and increased $678 thousand or 14.4 percent for the six month period ended June 30, 2006 compared to the same periods a year ago. The increase in compensation and benefits was a result of increased head count, merit increases and higher benefits costs. Total full time equivalent employees amounted to 191 at June 30, 2006, compared to 178 at June 30, 2005.

Occupancy expense increased $145 thousand or 28.9 percent, for the three months ended June 30, 2006 compared to the same period a year ago, and increased $200 thousand or 18.3 percent for the six months ended June 30, 2006 compared to the same period a year ago. The increase during each period was due to higher rental expense, property taxes, utilities, landscaping and repairs and maintenance expense on the existing branch network and the addition of the Phillipsburg branch in the fourth quarter of 2005.

 Processing and communications expense increased $64 thousand, or 13.1 percent, for the three months ended June 30, 2006 compared to the same period a year ago, and increased $125 thousand or 13.1 percent for the six months ended June 30, 2006 compared to the same period a year ago. The increased processing and communications expenses reflect increased transaction volume due to the increase in loans and deposits.

Furniture and equipment expense increased $54 thousand, or 16.5 percent, for the three months ended June 30, 2006, compared to the same period a year ago and increased $118 thousand or 18.0 percent for the six months ended June 30, 2006 compared to a year ago.  These increases in furniture and equipment were primarily related to increased network maintenance costs, security monitoring and increased depreciation expenses derived from the expansion and refurbishment of the branch network.

Professional services decreased $43 thousand, or 22.2 percent, for the three months ended June 30, 2006 compared to the same period a year ago, due to reduced consulting, audit and loan review fees.  Professional services decreased $20 thousand or 6.6 percent for the six months ended June 30, 2006 compared to the same period a year ago due primarily to lower consulting expenses partially offset by higher legal fees.

Loan servicing costs decreased $114 thousand, or 67.5 percent for the three months ended June 30, 2006 compared to the same period a year ago, and decreased $190 thousand or 54.9 percent for the six months ended June 30, 2006 compared to the same period a year ago.   The reduction in expenses during these periods was due to a lower level of nonperforming loans and the collection of expenses on delinquent loans.

Advertising expense decreased $39 thousand or 20.9 percent for the three months ended June 30, 2006 and decreased $54 thousand or 14.5 percent for the six months ended June 30, 2006 compared to the same periods a year ago.  The decrease was due to decreased marketing expenses related to new business generation.

Deposit insurance expense remained relatively flat for the three month and six-month periods ended June 30, 2006 compared to the prior year periods.

Other operating expenses decreased $59 thousand or 13.2 percent for the quarter ended June 30, 2006 compared to the prior year, primarily due to lower insurance premium expenses.  For the six-month period ended June 30, 2006, other operating expenses increased $107 thousand primarily due to the establishment of a reserve for loan commitments.

Income Tax Expense

For the quarter ended June 30, 2006, the provision for income taxes was $792 thousand compared to $941 thousand for the same period a year ago. The provision for income taxes decreased $105 thousand to $1.6 million for the six months ended June 30, 2006 compared to the same period a year ago.   The current 2006 tax provision represents an effective tax rate of approximately 33.2 percent as compared to 38 percent for the prior year. The lower effective tax rate for 2006 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 33 percent for the remainder of 2006.

Financial Condition at June 30, 2006

Total assets at June 30, 2006 were $670.9 million compared to $577.5 million a year ago and $614.2 million at year-end 2005. Compared to year-end 2005, total assets increased due primarily to the investment of liquidity from savings and time deposit growth into loans and federal funds sold and interest bearing deposits.

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

AFS securities totaled $68.1 million at June 30, 2006, an increase of $2.5 million from year-end 2005. This increase was the result of $7.8 million in purchases partially offset by $4.3 million in maturities and principal payments received and $942 thousand depreciation in the market value of the portfolio.  The yield on the AFS securities portfolio was 4.52 percent for the six months ended June 30, 2006, compared to 4.22 percent a year ago.  The weighted average life of the AFS portfolio was 5.36 years and the effective duration of the portfolio was 3.77 years at June 30, 2006 compared to 4.89 years and 3.55 years at December 31, 2005.

HTM securities totaled $40.9 million at June 30, 2006, an increase of $127 thousand compared to $40.7 million at December 31, 2005. This increase was the result of $4.4 million in purchases and $4.2 million in maturities and principal payments received.  The yield on HTM securities was 4.86 percent for the six months ended June 30, 2006 compared to 5.07 percent for the same period a year ago. As of June 30, 2006 and December 31, 2005, the market value of HTM securities was $39.7 million and $40.2 million, respectively.    The weighted average life of the HTM portfolio was 4.99 years and the effective duration of the portfolio was 3.58 years at June 30, 2006 compared to 4.21 years and 3.09 years at December 31, 2005.

Securities with a carrying value of $45.5 million and $45.4 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  At June 30, 2006, the Company pledged $2.0 million for governmental deposits as required.
Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans at June 30, 2006 increased $36.1 million or 8.0 percent to $484.6 million compared to $448.6 million at year-end 2005 due to commercial loan growth.  The loan portfolio concentration consisted of 61 percent commercial, 17 percent SBA, 12 percent residential mortgages and 10 percent consumer loans at June 30, 2006.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $297.8 million at June 30, 2006 and increased $37.2 million compared to $260.6 million at year-end 2005. The yield on commercial loans was 7.41 percent for the six months ended June 30, 2006 compared to 6.97 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $59.1 million at June 30, 2006, a decrease of $5.5 million from year-end 2005. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $24.4 million at June 30, 2006, an increase of $10.4 million from year-end 2005. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate was 10.22 percent for the six months ended June 30, 2006 compared to 8.41 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans decreased $6.1 million to $56.0 million at June 30, 2006 as a result of pay-downs in the portfolio. The Company did not originate a significant amount of residential mortgage loans held for investment during the six month period. The yield on residential mortgages was 5.39 percent for the six months ended June 30, 2006 compared to 5.33 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $47.3 million at June 30, 2006 and December 31, 2005. The yield on consumer loans was 6.59 percent for the six months ended June 30, 2006, compared to 5.77 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflects the higher interest rate environment at June 30, 2006 compared to June 30, 2005 due to the Federal Reserve raising interest rates 225 basis points since June 30, 2005.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005
Non-performing loans:
SBA	$1,792	$1,391	$2,849
Commercial	432	1,250	1,389
Residential mortgage	158	1,510	472
Consumer	170	210	67
Total non-performing loans	2,552	4,361	4,777
OREO	—	178	—
Total Non-Performing Assets	$2,552	$4,539	$4,777

Past Due 90 days or more and still accruing interest
SBA	$—	$—	$—
Commercial	—	—	—
Residential mortgage	—	—	—
Consumer	—	—	—
Total accruing loans 90 days or more past due	$—	$—	$—

Non-Performing assets to total assets	0.38%	0.74%	0.83%
Non-Performing assets to loans and OREO	0.53%	1.01%	1.16%
Allowance for loans losses as a percentage of non-performing loans	284.37%	158.04%	130.60%
Allowance for loan losses to total loans	1.50%	1.54%	1.52%

Non-performing assets amounted to $2.6 million at June 30, 2006, a decrease of $2.0 million from year-end 2005, primarily due to the sale of collateral on a $1.5 million non-performing residential mortgage loan during the quarter ended June 30, 2006.  OREO decreased $178 thousand due to the sale of these assets during the quarter ended June 30, 2006.  There were no loans past due 90 days or more at June 30, 2006 and December 31, 2005. Included in non-performing assets at June 30, 2006 are approximately $820 thousand of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $543 thousand in potential problem loans at June 30, 2006, compared to $280 thousand in potential problem loans at December 31, 2005.

Allowance for Loan Losses

The allowance for loan losses totaled $7.3 million, $6.9 million, and $6.2 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively with resulting allowance to total loan ratios of 1.50 percent, 1.54 percent and 1.52 percent respectively. Net charge offs amounted to $113 thousand for the three months ended June 30, 2006, compared to $53 thousand for the three months ended June 30, 2005.  For the six months ended June 30, 2006, net charge offs totaled $185 thousand compared to $267 thousand in the prior year.

The following is a reconciliation summary of the allowance for loan losses for the three and six months ended June 30, 2006 and 2005:

Allowance for Loan Loss Activity

	Three months ended June 30,		Six Months ended June 30,
(In thousands)	2006	2005	2006	2005
Balance, beginning of period	$7,120	$5,942	$6,892	5,856
Provision charged to expense	250	350	550	650

Charge-offs:
SBA	66	112	112	219
Commercial	48	30	52	195
Residential mortgage	—	—	—	24
Consumer	14	4	49	12
Total Charge-offs	128	146	213	450

Recoveries:
SBA	—	30	—	74
Commercial	2	7	13	52
Residential mortgage	—	—	—	—
Consumer	13	56	15	57
Total recoveries	15	93	28	183
Total net charge-offs	113	53	185	267
Balance, end of period	$7,257	$6,239	$7,257	6,239
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.10%	0.05%	0.08%	0.14%
Allowance for loan losses to total loans at period end	1.50%	1.52%	1.50%	1.52%
Allowance for loan losses to non-performing loans	284.4%	130.6%	284.4%	130.6%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first six months of 2006 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $54.5 million to $576.4 million at June 30, 2006 from $521.9 million at December 31, 2005. The increase in deposits was primarily the result of a $45.9 million increase in savings deposits, a $29.0 million increase in time deposits and a $2.2 million increase in demand deposits, partially offset by a $22.6 million decrease in interest bearing demand deposits. This resulted in a shift in our deposit concentration from 27 percent interest bearing demand and 27 percent savings accounts at December 31, 2005 to 20 percent interest bearing demand and 33 percent savings deposits at June 30, 2006.  This reallocation was directly related to promotion of the Company’s new variable rate savings product and the transfer of balances from interest bearing demand accounts into the higher cost savings product.  The concentration of time deposits increased to 33 percent at June 30, 2006 compared to 31 percent at year-end 2005 due to the Company’s new variable rate CD product.

Included in deposits at June 30, 2006 are $35.7 million of Government deposits, as compared to $43.6 million at December 31, 2005.  These deposits are generally short in duration and are very sensitive to price competition.  The Company believes the current portfolio of these deposits is appropriate.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $49.3 million at June 30, 2006 and December 31, 2005.  As of June 30, 2006, the Company was a party to the following borrowed funds and subordinated debenture transactions:

•                  A $10 million repurchase agreement with a term of 5 years, expiring on March 11, 2009 and a rate of 2.78 percent.  The borrowing may be called, by the counterparty if the 3-month LIBOR rate is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.

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

•                  A $10.0 million advance from the Federal Home Loan Bank (“FHLB”).  The 4.92 percent borrowing from the FHLB matures in 2010 and is callable by the FHLB at any time.

•                  $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3-month Libor plus 340 basis points.  At June 30, 2006, the rate equaled 8.86 percent.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.

Subsequent to quarter end, the Company issued $10 million in subordinated debentures with a floating rate of 159 basis points over the three month Libor rate. The debentures were initially priced at 7.05%, and mature on June 30, 2036, but are callable after five years at the option of the Company.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2006, is a decline of 2.29 percent in a rising rate environment and an increase of 1.31 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2005 the economic value of equity with rate shocks of 200 basis points was a decline of 1.66 percent in a rising rate environment and a decline of 0.18 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $56.3 million at June 30, 2006, an increase of $17.6 million from December 31, 2005. Net cash provided by operating activities for the six months ended June 30, 2006, amounted to $2.6 million, primarily due to proceeds from the sales of SBA and commercial loans and net income from operations, offset by originations of loans held for sale. Net cash used in investing activities amounted to $39.2 million for the six months ended June 30, 2006, primarily due to loan originations, security purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $54.3 million for the six months ended June 30, 2006, attributable to increased deposits and proceeds from the exercise of stock options, partially offset by the payment of dividends.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At June 30, 2006, the Parent Company had $455 thousand in cash compared to $933 thousand at December 31, 2005. The decrease in cash at the parent company was due to the payment of operating expenses and cash dividends.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At June 30, 2006, $42.9 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of June 30, 2006 amounted to approximately $66.2 million. An additional source of liquidity is Federal Funds sold, which were $42.6 million at June 30, 2006.

As of June 30, 2006, deposits included $35.7 million of Government deposits, as compared to $43.6 million at December 31, 2005.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $30.7 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At June 30, 2006, the Bank had approximately $153 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $26.6 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock and qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments which do not qualify for tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Leverage Ratio	52,543	8.22%	≥ 25,581	4.00%	≥ 31,976	5.00%
Tier I risk-based ratio	52,543	9.69%	≥ 21,689	4.00%	≥ 32,534	6.00%
Total risk-based ratio	59,327	10.94%	≥ 43,378	8.00%	≥ 54,223	10.00%
As of December 31, 2005
Leverage Ratio	49,462	8.27%	≥ 23,935	4.00%	≥ 29,919	5.00%
Tier I risk-based ratio	49,462	9.98%	≥ 19,827	4.00%	≥ 29,741	6.00%
Total risk-based ratio	55,667	11.23%	≥ 39,655	8.00%	≥ 49,569	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Leverage Ratio	45,819	7.22%	≥ 25,387	4.00%	≥ 31,734	5.00%
Tier I risk-based ratio	45,819	8.44%	≥ 21,717	4.00%	≥ 32,576	6.00%
Total risk-based ratio	58,611	10.80%	≥ 43,435	8.00%	≥ 54,293	10.00%
As of December 31, 2005
Leverage Ratio	42,260	7.01%	≥ 24,124	4.00%	≥ 30,155	5.00%
Tier I risk-based ratio	42,260	8.51%	≥ 19,855	4.00%	≥ 29,783	6.00%
Total risk-based ratio	54,473	10.97%	≥ 39,711	8.00%	≥ 49,638	10.00%

Shareholders’ Equity

Shareholders’ equity increased $2.5 million, or 6.1 percent, to $43.4 million at June 30, 2006 compared to $40.9 million at December 31, 2005.  This increase was the result of $3.3 million in net income and $456 thousand in proceeds from stock options exercised, partially offset by $644 thousand in cash dividends declared during the six months ended June 30, 2006 and $584 thousand of depreciation in the market value of the securities available for sale portfolio.

On April 27, 2006, the Company announced a 5 percent stock distribution payable on June 30, 2006 to all shareholders of record as of June 16, 2006 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the six months ended June 30, 2006.  As of June 30, 2006 the Company had repurchased a total of 142 thousand shares of which 119 thousand shares have been retired, leaving 483 thousand shares remaining to be repurchased under the plan.

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

ITEM 4.           Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          and  (b) – none

(c )

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	0	0	118,650	506,100
May 1, 2005 through May 31, 2005	23,020	$10.51	141,670	483,080
June 1, 2005 through June 30, 2005	0	0	141,670	483,080
July 1, 2005 through June 30, 2006	0	0	141,670	483,080
Total	23,020	$10.51	141,670	483,080

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           Election of Directors

The following Directors were elected to a three-year term at the Company’s 2006 Annual Meeting held on April 27, 2006, expiring at the Company’s Annual Meeting in 2009:

	Shares “For”	%	Shares “Withheld”	%
Frank Ali	5,299,588	93.1%	390,702	6.9%
Dr. Mark S. Brody	5,592,315	98.3%	97,975	1.7%
Charles S. Loring	5,383,833	94.6%	306,457	5.4%

Item 5.  Other Information - None

Item 6.  Exhibits

(a)          Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

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

UNITY BANCORP, INC.

Dated:	August 11, 2006	By:	/s/	Alan J. Bedner, Jr.
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