Form 10-Q
period 2006-09-30
UNITY BANCORP INC /NJ/
filed 2006-11-09
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2006 common stock, no par value: 6,606,477 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

	(unaudited)		(unaudited)
(In thousands)	09/30/06	12/31/05	09/30/05
Assets
Cash and due from banks	$16,399	$11,945	$11,675
Federal funds sold and interest bearing deposits	22,383	26,814	41,947
Securities:
Available for sale	68,907	65,583	69,248
Held to maturity (market value of $43,334, $40,212 and $33,654, respectively)	43,910	40,748	33,764
Total securities	112,817	106,331	103,012
Loans:
SBA held for sale	18,474	14,001	14,832
SBA held to maturity	61,885	64,660	65,858
Commercial	308,646	260,581	242,728
Residential mortgage	61,787	62,039	63,474
Consumer	48,050	47,286	47,857
Total loans	498,842	448,567	434,749
Less: Allowance for loan losses	7,480	6,892	6,558
Net loans	491,362	441,675	428,191
Premises and equipment, net	11,123	10,593	10,555
Bank owned life insurance	5,325	5,185	5,140
Accrued interest receivable	3,724	3,167	2,932
Loan servicing asset	2,307	2,438	2,288
Goodwill and other intangibles	1,607	1,618	—
Other assets	4,764	4,406	4,176
Total assets	$671,811	$614,172	$609,916
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$77,057	$79,547	$81,114
Interest bearing checking	111,142	139,076	139,544
Savings deposits	195,626	141,935	154,224
Time deposits, under $100,000	115,082	108,353	93,565
Time deposits, $100,000 and over	58,544	52,949	50,249
Total deposits	557,451	521,860	518,696
Borrowed funds	47,500	40,000	40,000
Subordinated debentures	19,589	9,279	9,279
Accrued interest payable	360	274	249
Accrued expense and other liabilities	1,268	1,830	2,166
Total liabilities	$626,168	$573,243	$570,390
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	44,118	38,423	38,078
Treasury stock (23 shares)	(242)	(242)	(242)
Retained earnings	2,851	3,897	2,454
Accumulated other comprehensive loss	(1,084)	(1,149)	(764)
Total Shareholders’ Equity	45,643	40,929	39,526
Total Liabilities and Shareholders’ Equity	$671,811	$614,172	$609,916

Issued common shares	6,623	6,559	6,443
Outstanding common shares	6,600	6,536	6,420

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Fed funds sold and interest on deposits	$270	$108	$831	$287
Securities:
Available for sale	846	782	2,263	2,387
Held to maturity	548	411	1,491	1,033
Total securities	1,394	1,193	3,754	3,420
Loans:
SBA loans	2,175	1,784	6,507	4,591
Commercial loans	5,779	4,215	16,039	11,617
Residential mortgage loans	810	895	2,418	2,502
Consumer loans	830	690	2,353	1,934
Total loan interest income	9,594	7,584	27,317	20,644
Total interest income	11,258	8,885	31,902	24,351
Interest expense:
Interest bearing demand deposits	637	655	1,984	1,901
Savings deposits	1,971	971	4,867	2,212
Time deposits	1,968	982	5,138	2,509
Borrowed funds and subordinated debentures	738	540	1,883	1,462
Total interest expense	5,314	3,148	13,872	8,084
Net interest income	5,944	5,737	18,030	16,267
Provision for loan losses	400	675	950	1,325
Net interest income after provision for loan losses	5,544	5,062	17,080	14,942
Non-interest Income:
Service charges on deposit accounts	386	452	1,228	1,321
Service and loan fee income	491	473	1,292	1,639
Gain on sales of SBA loans, net	927	877	2,185	2,078
Gain on sales of mortgage loans	119	133	291	279
Gain on sales of other loans	—	—	82	—
Net security gains (losses)	69	(8)	69	69
Bank owned life insurance	47	47	140	140
Other income	204	158	605	592
Total non-interest income	2,243	2,132	5,892	6,118
Non-interest expense:
Compensation and benefits	2,809	2,367	8,198	7,078
Occupancy	631	555	1,925	1,649
Processing and communications	555	541	1,635	1,496
Furniture and equipment	372	335	1,146	991
Professional services	222	138	505	441
Loan servicing costs	175	105	331	451
Advertising	101	176	419	548
Deposit insurance	17	15	50	45
Other expenses	434	350	1,364	1,173
Total non-interest expense	5,316	4,582	15,573	13,872
Net income before provision for income taxes	2,471	2,612	7,399	7,188
Provision for income taxes	844	993	2,478	2,732
Net income	$1,627	$1,619	$4,921	$4,456

Net income per common share - Basic	$0.25	$0.25	$0.75	$0.70
Net income per common share - Diluted	0.23	0.24	0.71	0.66
Weighted average shares outstanding – Basic	6,591	6,418	6,574	6,405
Weighted average shares outstanding – Diluted	6,925	6,747	6,909	6,745

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2006 and 2005

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2004	6,370	$34,025	—	$2,327	$(484)	$35,868
Comprehensive income:
Net Income				4,456	—	4,456
Unrealized holding loss on securities arising during the period, net of tax benefit of $145					(237)
Less: reclassification adjustment for gains included in net income, net of tax of $26					43
Net unrealized holding loss on securities arising during the period, net of tax benefit of $171					(280)	(280)
Total comprehensive income						4,176
Cash dividends declared on common stock of $.14 per share				(844)	—	(844)
5% Stock Dividend, including cash-in-lieu of fractional shares		3,481		(3,485)	—	(4)
Treasury stock purchased	(23)	—	(242)	—	—	(242)
Stock options exercised	72	572	—	—	—	572
Balance, September 30, 2005	6,419	$38,078	$(242)	$2,454	$(764)	$39,526

(In thousands)	Outstanding Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2005	6,536	$38,423	$(242)	$3,897	$(1,149)	$40,929
Comprehensive income:
Net Income				4,921	—	4,921
Unrealized holding gain on securities arising during the period, net of tax of $66					108
Less: reclassification adjustment for gains included in net income, net of tax of $26					43
Net unrealized holding gain on securities arising during the period, net of tax of $40					65	65
Total comprehensive income						4,986
Cash dividends declared on common stock of $.15 per share				(975)		(975)
5% Stock Dividend, including cash-in-lieu of fractional shares		4,987		(4,992)		(5)
Stock options exercised	64	708				708
Balance, September 30, 2006	6,600	$44,118	$(242)	$2,851	$(1,084)	$45,643

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
(In thousands)	2006	2005
Operating activities:
Net income	$4,921	$4,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	950	1,325
Depreciation and amortization	975	952
Net gain on sale of securities	(69)	(69)
Gain on sale of SBA loans held for sale	(2,185)	(2,078)
Gain on sale of mortgage loans	(291)	(279)
Gain on sale of other loans	(82)	—
Origination of SBA loans held for sale	(34,448)	(33,047)
Proceeds from the sale of SBA loans	32,160	27,867
Net change in other assets and liabilities	(1,115)	598
Net cash provided by (used in) operating activities	816	(275)
Investing activities:
Purchases of securities held to maturity	(8,780)	(15,922)
Purchases of securities available for sale	(12,824)	(6,648)
Maturities and principal payments on securities held to maturity	5,538	5,658
Maturities and principal payments on securities available for sale	9,383	10,870
Proceeds from sale of securities available for sale	251	4,070
Proceeds from the sale of other real estate owned	239	—
Purchases of loans	(8,026)	—
Net increase in loans	(37,944)	(54,584)
Purchases of premises and equipment	(1,308)	(2,543)
Net cash used in investing activities	(53,471)	(58,754)
Financing activities:
Net increase in deposits	35,591	84,798
Proceeds from new borrowings	7,500	20,000
Repayments of borrowings	—	(15,000)
Issuance of Trust Preferred Securities	10,000	—
Proceeds from the issuance of common stock	547	463
Purchase of treasury stock	—	(242)
Dividends paid	(960)	(774)
Net cash provided by financing activities	52,678	89,245
Increase in cash and cash equivalents	23	30,216
Cash and cash equivalents at beginning of year	$38,759	23,406
Cash and cash equivalents at end of period	$38,782	$53,622
Supplemental disclosures:
Cash:
Interest paid	$13,785	$8,011
Income taxes paid	3,450	1,668
Non-Cash investing activities		:
Transfer of loan to Other Real Estate Owned	61	178

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2006

 NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc. a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc. a wholly-owned subsidiary of the Bank is used to hold part of the Bank’s loan portfolio.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results, which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Based Compensation

The Company has incentive and non-qualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  The period during which the option is vested is generally 3 years, but no option may be exercised after 10 years from the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2006, 1,379,164 shares have been reserved for issuance upon the exercise of options, 738,342 option grants are outstanding, 384,932 option grants have been exercised, forfeited or expired leaving 255,890 shares available for grant.

In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  Restricted stock awards granted during the nine months ended September 30, 2006 and 2005, totaled 9,743 shares and 0 shares, respectively.  The weighted average fair market value per share for these grants was $14.27.  These shares vest over a period of 4 years and are recognized as compensation to the employees over the vesting period.  Compensation expense related to the restricted stock awards totaled $63 thousand and $15 thousand for the nine months ended September 30, 2006 and 2005, respectively.  For the quarters-ended, September 30, 2006 and 2005, compensation expense related to restricted stock totaled $22 thousand and $5 thousand respectively.  As of September 30, 2006, 110,250 shares of restricted stock were reserved for issuance, of which 36,576 shares are outstanding and 73,674 shares are available for grant.

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

The following table represents the impact of the adoption of SFAS 123R on the Company’s financial statements for the quarter ended September 30, 2006.

	Under SFAS 123 R	Under APB 25	Difference
Net income before provision for income taxes	$2,471	$2,478	$7
Net income	$1,627	$1,632	$5

Net income per common share – Basic	$0.25	$0.25	$0.00
Net income per common share - Diluted	$0.23	$0.24	$0.01

The following table represents the impact of the adoption of SFAS 123R on the Company’s financial statements for the nine months ended September 30, 2006.

	Under SFAS 123 R	Under APB 25	Difference
Net income before provision for income taxes	$7,399	$7,418	$19
Net income	$4,921	$4,934	$13

Net income per common share - Basic	$0.75	$0.75	$0.0
Net income per common share - Diluted	$0.71	$0.71	$0.0

The following table illustrates the effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended, to stock based compensation.

Proforma

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net income to common shareholders as reported:
As reported	1,619	4,456
Pro forma	1,603	4,403
Income per share:
Basic as reported	0.25	0.70
Basic Pro forma	0.25	0.69
Diluted as reported	0.24	0.66
Diluted Pro forma	0.24	0.65

During the nine months ended September 30, 2006 and 2005, the Company granted 25,750 options at a weighted average exercise price of $14.15 per share and 8,138 options at a weighted average exercise price of $11.21 per share, respectively.  The Company used the Black Scholes option-pricing model to calculate the $3.44 and $2.51 weighted average fair value of these options, respectively.  The fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected life	4.03	4.19
Expected volatility	26.18%	23.50%
Risk-free interest rate	4.30%	3.99%
Dividend yield	1.33%	1.36%

Transactions under the Company’s stock options plans during the nine months ended September 30, 2006 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	754,131	$2.31 - 12.64	$5.81
Options Granted	25,750	13.33 – 15.45	14.13
Options Exercised	(38,389)	2.98 -9.77	5.38
Options Expired	(3,150)	9.77 - 11.88	11.53
Outstanding at September 30, 2006	738,342	$2.31 – 15.45	$6.09	5.58	$6,783,906

Exercisable at September 30, 2006	707,109	$2.31 – 12.64	$6.18	5.35	$6,433,174

As of September 30, 2006, there was approximately $89 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Shares Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.00-$4.00	322,449	4.6 years	$3.29	322,449	$3.29
$4.01-$8.00	178,959	5.9 years	5.58	178,959	5.58
$8.01 - $12.00	205,671	6.3 years	9.75	202,026	9.73
$12.01 - $16.00	31,263	9.2 years	13.89	3,675	12.64
	738,342	5.6 years	$6.09	707,109	$6.18

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the nine months ended September 30, 2006 and 2005 was $374 thousand and $275 thousand, respectively.   The total intrinsic value of the stock options exercised during the quarters ended September 30, 2006 and 2005 was $170 thousand and $8 thousand, respectively.

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

	Three Months ended September 30,		Nine months ended September 30,

(In thousands, except per share data)	2006	2005	2006	2005

Net Income to common shareholders	$1,627	$1,619	$4,921	$4,456
Basic weighted-average common shares outstanding	6,591	6,418	6,574	6,405
Plus: Common stock equivalents	334	329	335	340
Diluted weighted –average common shares outstanding	6,925	6,747	6,909	6,745
Net Income per Common share:
Basic	$0.25	$0.25	$0.75	$0.70
Diluted	0.23	0.24	0.71	0.66
Return on average assets	0.97%	1.09%	1.02%	1.08%
Return on average common equity	15.05%	16.36%	15.54%	15.82%
Efficiency ratio*	65.48%	58.17%	65.29%	62.16%

* Non-interest expense divided by net interest income plus non-interest income less securities gains

NOTE 4. Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, allows an entity to re-measure and fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value would be recognized in earnings.  Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  The Company does not expect the adoption of Statement No. 155 to have a material impact on its financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements.  The SAB requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements.   The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors.  The SAB allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings.  This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006.  The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS no. 157 “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial statements.

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 14 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey and a loan production office in Long Island, New York.  The Bank also expects to open its first branch in Pennsylvania in the fourth quarter. These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

Unity (NJ) Statutory Trust I is a statutory Business Trust and wholly-owned subsidiary of Unity Bancorp, Inc.  On September 26, 2002, the trust issued $9.0 million of capital securities to investors.  These floating rate securities are treated as subordinated debentures on the Company’s financial statements.  However, they qualify as Tier I Capital for regulatory capital compliance purposes.  In accordance with Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust I.

Unity (NJ) Statutory Trust II is a statutory Business Trust and wholly owned subsidiary of Unity Bancorp, Inc. On July 24, 2006, the Trust issued $10.0 million of trust preferred securities to investors. The floating rate securities are treated as subordinated debentures on the Company’s financial statements.   However, they qualify as Tier I Capital for regulatory capital compliance purposes.  In accordance with Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II.

Earnings Summary

Net income for the three months ended September 30, 2006 and 2005 remained stable at $1.6 million.  During 2006, the Company reported increased net interest income, higher non-interest income and a lower provision for loan losses, offset in part by higher operating expenses.

Quarterly performance highlights include:

•      Earnings per basic share equaled $0.25 for the third quarter of 2006 and 2005.

•      Earnings per diluted share decreased to $0.23 for the third quarter of 2006 compared to $0.24 for the same period a year ago.

•      Return on average assets equaled 0.97 percent and 1.09 percent for each of the quarters ended September 30, 2006 and 2005, respectively.

•      Return on average common equity equaled 15.05 percent and 16.36 percent for the quarters ended September 30, 2006 and 2005, respectively.

•      The efficiency ratio equaled 65.48 percent for the third quarter of 2006 compared to 58.17 percent for the same period a year ago.

Net income for the nine months ended September 30, 2006 was $4.9 million, an increase of $465 thousand or 10.4 percent, compared to net income of $4.5 million for the same period in 2005.  This was the result of increased net interest income and a lower provision for loan losses, offset in part by lower non-interest income and higher operating expenses.

Year to date performance highlights include:

•      Earnings per basic share increased to $0.75 for the nine months ended September 30, 2006 compared to $0.70 for the same period in 2005.

•      Earnings per diluted share increased to $0.71 for the nine months ended September 30, 2006 compared to $0.66 for the same period a year ago.

•      Return on average assets equaled 1.02 percent and 1.08 percent for each of the nine months ended September 30, 2006 and 2005, respectively.

•      Return on average common equity equaled 15.54 percent and 15.82 percent for the nine months ended September 30, 2006 and 2005, respectively.

•      The efficiency ratio equaled 65.29 percent for the nine months ended September 30, 2006 compared to 62.16 percent for the same period a year ago.

During the first nine months of 2006, financial institutions continued to be pressured by a flat yield curve as the Federal Reserve Board raised short term rates four more times.  Since this rate cycle began in June 2004, the Federal Reserve raised short-term interest rates seventeen times for a total of 425 basis points.  This has resulted in the Federal Funds rate increasing from 1.00 percent to 5.25 percent while the Prime-lending rate increased from 4.00 percent to 8.25 percent.   Despite this challenging interest rate environment, the Company was able to grow net interest income due to strong growth in interest earning assets.  However, the flat yield curve and the competitive pricing of deposits in the New Jersey market place may put further pressure on the net interest margin in 2006 and 2007.

Net interest income, our largest component of operating income, increased $207 thousand or 3.6 percent to $5.9 million for the three months ended September 30, 2006 compared to the same period in 2005.  This increase was the result of a $71.6 million increase in average earning assets partially offset by a reduced net interest margin and spread.    Net interest margin (net interest income as a percentage of average interest earning assets) decreased 33 basis points to 3.79 percent for the current quarter compared to 4.12 percent for the same period a year ago.  Over the same period, net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) decreased 43 basis points to 3.26 percent from 3.69 percent a year ago.  For the nine months ended September 30, 2006, net interest income was $18.0 million, an increase of $1.8 million or 10.8 percent, compared to $16.3 million during the same period a year ago.  The net interest margin decreased 20 basis points to 3.96 percent for the nine months ended September 30, 2006 compared to the same period a year ago and the net interest spread declined to 3.45 percent in the current period from 3.74 percent in the same period a year ago.

Non-interest income increased $111 thousand or 5.2 percent to $2.2 million for the three months ended September 30, 2006 compared to $2.1 million for the three months ended September 30, 2005.    This increase was due primarily to increased gains on the sale of Small Business Administration (“SBA”) loans, loan service and fee income and commercial loan referral fees, partially offset by decreased deposit service charges and gains on Mortgage loan sales.  For the nine months ended September 30, 2006, non-interest income was $5.9 million, a decrease of $226 thousand or 3.7 percent compared to $6.1 million during the same period a year ago.  This decrease was due primarily to decreased service and loan fee income and service charges on deposits, partially offset by increased gains on Mortgage loan sales, SBA loan sales and other loan sales.

Non-interest expense was $5.3 million for the three months ended September 30, 2006, an increase of $734 thousand or 16.0 percent compared to $4.6 million for the same period a year ago.   The quarter over quarter increase was due primarily to increased compensation and benefits, occupancy, furniture and equipment, professional services, loan servicing and processing and communications, partially offset by lower advertising expenses.  For the nine-month period ended September 30, 2006, non-interest expense increased $1.7 million or 12.3 percent to $15.6 million compared to the nine-month period ended September 30, 2005.  The year over year increase was due primarily to increased compensation and benefits, occupancy, furniture and equipment, professional services and processing and communications, partially offset by lower loan servicing and advertising expenses.

For the quarter ended September 30, 2006, the provision for income taxes was $844 thousand compared to $993 thousand for the same period a year ago. The provision for income taxes decreased $254 thousand to $2.5 million for the nine months ended September 30, 2006 compared to the same period a year ago.   The current 2006 tax provision represents an effective tax rate of approximately 33.5 percent as compared to 38.0 percent for the prior year. The lower effective tax rate for 2006 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 33.5 percent for the remainder of 2006.

Net Interest Income

Tax-equivalent interest income totaled $11.3 million for the three months ended September 30, 2006, an increase of $2.4 million or 26.8 percent, compared to $8.9 million a year ago.  Of the $2.4 million increase in interest income, $1.3 million is due to an increase in the volume of interest-earning assets, while $1.1 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $71.6 million to $629.4 million at September 30, 2006 compared to $557.8 million at September 30, 2005.  This was due to a $61.0 million increase in average total loans plus a $6.2 million increase in average federal funds sold and interest bearing deposits and a $4.3 million increase in average total securities.  The impact of the higher interest rate environment in the third quarter of 2006 compared to a year ago was evident in the rates earned on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as federal funds sold and interest bearing deposits.  Key interest rate increases during the quarter included:

•      The average interest rate earned on federal funds sold and interest bearing deposits increased 222 basis points to 5.18 percent for the three months ended September 30, 2006 compared to 2.96 percent for the same period a year ago.

•      The average interest rate earned on SBA loans equaled 10.48 percent during the quarter, an increase of 151 basis points over the comparable quarter in 2005, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•      The average interest rate earned on Consumer loans increased 122 basis points to 6.89 percent for the three months ended September 30, 2006 compared to 5.67 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•      The average interest rate earned on Commercial loans was 7.50 percent for the quarter, an increase of 54 basis points over the comparable quarter in 2005.

The higher interest rate environment also increased interest expense and the cost of funds.  Total interest expense was $5.3 million for the three months ended September 30, 2006, an increase of $2.2 million or 68.8 percent, compared to $3.1 million for the same period a year ago. Of the $2.2 million increase in interest expense, $1.3 million is due to an increase in the cost of funds while $823 thousand is related to an increase in average interest-bearing liabilities.  Quarter over quarter, average interest-bearing liabilities increased $75.7 million as average interest-bearing deposits increased $69.4 million and borrowed funds and subordinated debentures increased $6.3 million. Total interest-bearing deposits were $487.3 million on average, an increase of $69.4 million or 16.6 percent compared to $417.9 million for the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds and subordinated debentures increased $6.3 million to $57.2 million as of September 30, 2006 due to the addition of $10 million in subordinated debentures at 159 basis points above the three-month Libor rate on July 24, 2006.   The rate paid on interest bearing liabilities increased 121 basis points to 3.87 percent for the three months ended September 30, 2006 from 2.66 percent in the same period in 2005.  The cost of interest-bearing deposits increased 125 basis points to 3.73 percent as the rates paid on all deposit products increased while the cost of borrowed funds and subordinated debentures increased 91 basis points to 5.12 percent.  The high cost of deposits in the NJ marketplace combined with a shift in our average deposit base from 35 percent interest bearing checking, 37 percent savings and 28 percent time deposits in the third quarter of 2005 to 24 percent, 39 percent and 37 percent in the third quarter of 2006, respectively, contributed to an increase in our cost of funds for the quarter.  The change in the deposit portfolio reflects promotion of the Company’s new variable rate savings product and the transfer of balances from interest bearing demand into the higher cost savings product.

Tax-equivalent net interest income increased $217 thousand to $5.97 million for the quarter ended September 30, 2006 compared to $5.75 million for the same period a year ago.  Net interest margin constricted 33 basis points to 3.79 percent compared to 4.12 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the higher cost of funding. The net interest spread was 3.26 percent for the three months ended September 30, 2006 compared to 3.69 percent for the same period a year ago.

Tax-equivalent interest income totaled $32.0 million for the nine months ended September 30, 2006, an increase of $7.6 million or 31.0 percent, compared to $24.4 million a year ago.  Of the $7.6 million increase in interest income, $4.7 million is due to an increase in the volume of earning assets, while $2.9 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $85.4 million to $608.3 million at September 30, 2006 compared to $522.9 million at September 30, 2005.  This was due to a $75.0 million increase in average total loans, a $9.6 million increase in average federal funds sold and interest bearing deposits and an $806 thousand increase in average total securities.  Key interest rate increases during the nine months ended September 30, 2006 included:

•      The average interest rate earned on federal funds sold and interest bearing deposits increased 197 basis points to 4.75 percent for the nine months ended September 30, 2006 compared to 2.78 percent for the same period a year ago.

•      The average interest rate earned on SBA loans equaled 10.30 percent for the nine months ended September 30, 2006, an increase of 178 basis points over the comparable period in 2005, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•      The average interest rate earned on Consumer loans increased 100 basis points to 6.69 percent for the nine months ended September 30, 2006 compared to 5.69 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•      The average interest rate earned on Commercial loans was 7.44 percent for the nine months ended September 30, 2006, an increase of 51 basis points over the comparable period in 2005.

Total interest expense was $13.9 million for the nine months ended September 30, 2006, an increase of $5.8 million or 71.6 percent, compared to $8.1 million for the same period a year ago. Of the $5.8 million increase in interest expense, $3.3 million is due to an increase in the cost of funds while $2.5 million is related to an increase in average interest-bearing liabilities.  Comparing the nine-month periods ended September 30, 2006 and 2005, average interest bearing liabilities increased $85.3 million in the current year as average interest bearing deposits increased $79.2 million and borrowed funds and subordinated debentures increased $6.1 million. Total interest-bearing deposits were $468.1 million on average, an increase of $79.2 million or 20.4 percent compared to $388.9 million from the same period a year ago.  The increase in average interest-bearing deposits was a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds increased $6.1 million to $51.9 million as of September 30, 2006 due to the addition of $10 million in subordinated debentures at 159 basis points above the three-month Libor rate on July 24, 2006. The rate paid on interest bearing liabilities increased 108 basis points to 3.57 percent for the nine months ended September 30, 2006 from 2.49 percent in the same period in 2005.  The cost of interest bearing deposits increased 114 basis points to 3.42 percent as the rates paid on all deposit products increased.  It is expected that the cost of deposits will continue to rise due to competitive pricing in the New Jersey marketplace. In addition, the mix of our average deposit base has shifted from 40 percent interest bearing checking, 32 percent savings and 28 percent time deposits in the nine months ended September 30, 2005 to 26 percent, 38 percent and 36 percent in the nine months ended September 30, 2006, respectively.   The cost of borrowed funds and subordinated debentures increased 59 basis points to 4.85 percent for the nine months ended September 30, 2006 compared to 2005.

Tax-equivalent net interest income increased $1.8 million to $18.0 million for the nine months ended September 30, 2006 compared to $16.3 million for the same period a year ago.  Net interest margin contracted 20 basis points to 3.96 percent compared to 4.16 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the high cost of deposits in the New Jersey market place.  The net interest spread was 3.45 percent for the nine months ended September 30, 2006 compared to 3.74 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2006			September 30, 2005
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$20,698	$270	5.18%	$14,465	$108	2.96%
Securities:
Available for sale	70,911	859	4.85	74,803	795	4.25
Held to maturity	43,514	558	5.13	35,274	411	4.66
Total securities	114,425	1,417	4.95	110,077	1,206	4.38
Loans, net of unearned discount:
SBA loans	83,021	2,175	10.48	79,540	1,784	8.97
Commercial	305,862	5,779	7.50	240,382	4,215	6.96
Residential mortgages	57,569	810	5.63	65,048	895	5.50
Consumer	47,792	830	6.89	48,305	690	5.67
Total loans	494,244	9,594	7.72	433,275	7,584	6.97
Total interest-earning assets	629,367	11,281	7.13	557,817	8,898	6.35
Noninterest-earning assets:
Cash and due from banks	13,012			13,623
Allowance for loan losses	(7,569)			(6,575)
Other assets	33,163			25,701
Total noninterest-earning assets	38,606			32,749
Total Assets	$667,973			$590,566

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$116,043	637	2.18	$147,124	655	1.77
Savings deposits	192,835	1,971	4.06	153,640	971	2.51
Time deposits	178,442	1,968	4.38	117,185	982	3.32
Total interest-bearing deposits	487,320	4,576	3.73	417,949	2,608	2.48
Borrowed funds and subordinated debentures	57,172	738	5.12	50,862	540	4.21
Total interest-bearing liabilities	544,492	5,314	3.87	468,811	3,148	2.66
Noninterest-bearing liabilities:
Demand deposits	77,897			78,833
Other liabilities	2,702			3,663
Total noninterest-bearing liabilities	80,599			82,496
Shareholders’ equity	42,882			39,259
Total Liabilities and Shareholders’ Equity	$667,973			$590,566

Net interest spread		5,967	3.26%		5,750	3.69%
Tax-equivalent basis adjustment		(23)			(13)
Net interest income		5,944			$5,737
Net interest margin			3.79%			4.12%

	Nine months ended
	September 30, 2006			September 30, 2005
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$23,403	$831	4.75%	$13,788	$287	2.78%
Securities:
Available for sale	66,207	2,302	4.64	76,572	2,426	4.22
Held to maturity	40,378	1,501	4.96	29,207	1,033	4.72
Total securities	106,585	3,803	4.76	105,779	3,459	4.36
Loans, net of unearned discount:
SBA loans	84,209	6,507	10.30	71,853	4,591	8.52
Commercial	288,169	16,039	7.44	223,982	11,617	6.93
Residential mortgages	58,930	2,418	5.47	62,030	2,502	5.38
Consumer	46,999	2,353	6.69	45,425	1,934	5.69
Total loans	478,307	27,317	7.63	403,290	20,644	6.84
Total interest-earning assets	608,295	31,951	7.02	522,857	24,390	6.23
Noninterest-earning assets:
Cash and due from banks	12,420			13,098
Allowance for loan losses	(7,402)			(6,266)
Other assets	29,478			24,034
Total noninterest-earning assets	34,496			30,866
Total Assets	$642,791			$553,723

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$120,121	1,984	2.21	$153,396	1,901	1.66
Savings deposits	178,481	4,867	3.65	126,246	2,212	2.34
Time deposits	169,465	5,138	4.05	109,224	2,509	3.07
Total interest-bearing deposits	468,067	11,989	3.42	388,866	6,622	2.28
Borrowed funds and subordinated debentures	51,939	1,883	4.85	45,884	1,462	4.26
Total interest-bearing liabilities	520,006	13,872	3.57	434,750	8,084	2.49
Noninterest-bearing liabilities:
Demand deposits	78,279			78,593
Other liabilities	2,210			2,713
Total noninterest-bearing liabilities	80,489			81,306
Shareholders’ equity	42,296			37,667
Total Liabilities and Shareholders’ Equity	$642,791			$553,723

Net interest spread		18,079	3.45%		16,306	3.74%
Tax-equivalent basis adjustment		(49)			(39)
Net interest income		$18,030			$16,267
Net interest margin			3.96%			4.16%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended September 30, 2006			Nine months ended September 30, 2006
	versus September 30, 2005			versus September 30, 2005
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$81	$310	$391	$865	$1,051	$1,916
Commercial	1,218	346	1,564	3,519	903	4,422
Residential mortgage	(105)	20	(85)	(126)	42	(84)
Consumer	(7)	147	140	69	350	419
Total Loans	1,187	823	2,010	4,327	2,346	6,673

Available for sale securities	(43)	107	64	(349)	225	(124)
Held to maturity securities	103	44	147	413	55	468
Federal funds sold and interest-bearing deposits	59	103	162	270	274	544
Total interest-earning assets	$1,306	$1,077	$2,383	$4,661	$2,900	$7,561

Interest Expense
Interest-bearing checking	$(154)	$136	$(18)	$(466)	$549	$83
Savings deposits	293	707	1,000	1,128	1,527	2,655
Time deposits	612	374	986	1,665	964	2,629
Total interest-bearing deposits	751	1,217	1,968	2,327	3,040	5,367
Borrowings	72	126	198	205	216	421
Total interest-bearing liabilities	823	1,343	2,166	2,532	3,256	5,788
Tax equivalent net interest income	$483	$(266)	$217	$2,129	$(356)	$1,773
Tax equivalent adjustment			(10)			(10)
Increase in net interest income			$207			$1,763

Provision for Loan Losses

The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The provision for loan losses was $400 thousand for the three months ended September 30, 2006, a decrease of $275 thousand, compared to $675 thousand for the same period a year ago. The decrease from a year ago was primarily due to lower levels of net charge-offs compared to the comparable quarter a year ago.  For the nine months ended September 30, 2006, the provision for loan losses was $950 thousand, a decrease of $375 thousand, compared to $1.3 million for the same period a year ago.  The decrease from a year ago was primarily due to the lower levels of net charge-offs during the nine months ended September 30, 2006 compared to a year ago.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income consists of deposit service charges, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Non-interest income was $2.2 million for the three months ended September 30, 2006, an increase of $111 thousand compared with the same period in 2005.   For the nine months ended September 30, 2006, non-interest income decreased $226 thousand compared to the same period in 2005.  The components of non-interest income are as follows:

	Three months ended September 30,			Nine months ended September 30,
			Percent			Percent
(In thousands)	2006	2005	Change	2006	2005	Change
Deposit service charges	$386	$452	(14.6)%	$1,228	$1,321	(7.0)%
Loan and servicing fees	491	473	3.8	1,292	1,639	(21.2)
Gains on SBA loan sales, net	927	877	5.7	2,185	2,078	5.1
Gains on mortgage loan sales	119	133	(10.5)	291	279	4.3
Gains on sales of other loans	—	—	—	82	—	NM
Net security gains (losses)	69	(8)	NM	69	69	NM
Bank owned life insurance	47	47	—	140	140	—
Other income	204	158	29.1	605	592	2.2
Total non-interest income	$2,243	$2,132	5.2%	$5,892	$6,118	(3.7)%

      NM = Not meaningful

Service charges on deposit accounts decreased $66 thousand or 14.6 percent for the three months ended September 30, 2006 and decreased $93 thousand or 7.0 percent for the nine months ended September 30, 2006 when compared to the same period a year ago.  These decreases were a result of lower levels of uncollected fees as the result of faster clearing times due to the implementation of the federal law “Check 21” and its increase in electronic check processing.

Service and loan fee income increased $18 thousand or 3.8 percent for the three months ended September 30, 2006 and decreased $347 thousand or 21.2 percent for the nine months ended September 30, 2006 when compared to the same period a year ago.  The increase quarter over quarter in loan and servicing fees was the result of higher levels of loan prepayment fees partially offset by reduced servicing fee rates on our serviced SBA portfolio. The decrease year over year in loan and servicing fees was the result of lower levels of loan prepayment fees and reduced servicing fee rates on our serviced SBA portfolio.  Average serviced SBA loans totaled $145.1 million and $141.5 million for the nine months ended September 30, 2006 and 2005, respectively.  The average net servicing rate on SBA loans totaled 0.76 percent compared to 0.97 percent for the nine months ended September 30, 2006 and 2005, respectively.

Net gains on SBA loan sales increased $50 thousand or 5.7 percent for the quarter, compared to the same period a year ago.  SBA loan sales totaled $12.8 million for the three months ended September 30, 2006, compared to $11.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net gains on SBA loan sales increased $107 thousand or 5.1 percent, compared to the same period a year ago, as a result of a higher sales volume, partially offset by increased commission expenses allocated to the loans.  SBA loan sales totaled $30 million for the nine months ended September 30, 2006, compared to $25.8 million a year ago.  These figures include the sale of $7.2 million in un-guaranteed SBA loans during August 2006.

Net gains on mortgage loan sales decreased $14 thousand for the three months ended September 30, 2006 and increased $12 thousand for the nine months ended September 30, 2006.  Mortgage loan sales totaled $7.4 million and $18.6 million for the three and nine- month periods ended September 30, 2006, compared to $12.1 million and $31.5 million respectively.

There were no net gains on the sale of other loans during the quarter ended September 30, 2006.  During the nine month period, $5.0 million of commercial hotel/motel loans were sold and a net gain of $82 thousand was realized.

Net security gains of $69 thousand were realized during the three months ended and nine months ended September 30, 2006, compared to an $8 thousand loss and $69 thousand gain for the same periods a year ago.

Bank owned life insurance income totaled $47 thousand for the three months ended September 30, 2006 and $140 thousand for the nine months ended September 30, 2006.

Other non-interest income increased $46 thousand for the three months ended September 30, 2006 and increased $13 thousand for the nine months ended September 30, 2006, compared with the same period a year ago. The increases were primarily due to increased commercial loan referral fees.

Non-Interest Expense

Total non-interest expense increased $734 thousand or 16.0 percent to $5.3 million for the three months ended September 30, 2006 and increased $1.7 million or 12.3 percent for the nine months ended September 30, 2006 compared to a year ago.  The components of non-interest expense are as follows:

	Three months ended September 30,			Nine months ended September 30,
			Percent			Percent
(In thousands)	2006	2005	Change	2006	2005	Change
Compensation and benefits	$2,809	$2,367	18.7%	$8,198	$7,078	15.8%
Occupancy	631	555	13.7	1,925	1,649	16.7
Processing and communications	555	541	2.6	1,635	1,496	9.3
Furniture and equipment	372	335	11.0	1,146	991	15.6
Professional services	222	138	60.9	505	441	14.5
Loan servicing costs	175	105	66.7	331	451	(26.6)
Advertising	101	176	(42.6)	419	548	(23.5)
Deposit insurance	17	15	13.3	50	45	11.1
Other expenses	434	350	24.0	1,364	1,173	16.3
Total non-interest expense	$5,316	$4,582	16.0%	$15,573	$13,872	12.3%

Compensation and benefits expense, the largest component of non-interest expense, increased $442 thousand, or 18.7 percent, for the three months ended September 30, 2006 and increased $1.1 million or 15.8 percent for the nine month period ended September 30, 2006 compared to the same periods a year ago. The increase in compensation and benefits was a result of increased head-count, merit increases and higher benefits costs. Total full time equivalent employees amounted to 205 at September 30, 2006, compared to 180 at September 30, 2005.

Occupancy expense increased $76 thousand or 13.7 percent, for the three months ended September 30, 2006 compared to the same period a year ago, and increased $276 thousand or 16.7 percent for the nine months ended September 30, 2006 compared to the same period a year ago. The increase during each period was due to higher rental expense, property taxes, utilities, landscaping and repairs and maintenance expense on the existing branch network and the addition of the Phillipsburg branch in the fourth quarter of 2005.

 Processing and communications expense increased $14 thousand, or 2.6 percent, for the three months ended September 30, 2006 compared to the same period a year ago, and increased $139 thousand or 9.3 percent for the nine months ended September 30, 2006 compared to the same period a year ago. The increased processing and communications expenses reflect increased transaction volume due to the increase in loans and deposits.

Furniture and equipment expense increased $37 thousand, or 11.0 percent, for the three months ended September 30, 2006, compared to the same period a year ago and increased $155 thousand or 15.6 percent for the nine months ended September 30, 2006 compared to a year ago.  These increases in furniture and equipment were primarily related to increased network maintenance costs, security monitoring and increased depreciation expenses derived from the expansion and refurbishment of the branch network.

Professional services increased $84 thousand, or 60.9 percent, for the three months ended September 30, 2006 compared to the same period a year ago, due to increased internal and external audit, loan review and supervisory review fees.  Professional services increased $64 thousand or 14.5 percent for the nine months ended September 30, 2006 compared to the same period a year ago due primarily to higher legal fees, internal and external audit fees, loan review and supervisory fees, partially offset by lower consulting fees due to the reversal of prior period Sarbanes-Oxley related accruals.

Loan servicing costs increased $70 thousand, or 66.7 percent for the three months ended September 30, 2006 compared to the same period a year ago, and decreased $120 thousand or 26.6 percent for the nine months ended September 30, 2006 compared to the same period a year ago.   On a quarterly basis, loan servicing expenses increased due to higher collection expenses on delinquent loans.  Over the nine months ended September 30, 2006 loan servicing costs decreased due to the collection of expenses on delinquent loans.

Advertising expense decreased $75 thousand or 42.6 percent for the three months ended September 30, 2006 and decreased $129 thousand or 23.5 percent for the nine months ended September 30, 2006 compared to the same periods a year ago.  The decrease was due to decreased marketing expenses related to new business generation.

Deposit insurance expense increased slightly during the three month and nine-month periods ended September 30, 2006 compared to the prior year periods due to deposit growth.

Other operating expenses increased $84 thousand or 24.0 percent for the quarter ended September 30, 2006 compared to the prior year, primarily due to increased insurance premiums, director fees and a settlement expense.  For the nine-month period ended September 30, 2006, other operating expenses increased $191 thousand primarily due to the establishment of a reserve for loan commitments, higher director and office supply expenses.

Income Tax Expense

For the quarter ended September 30, 2006, the provision for income taxes was $844 thousand compared to $993 thousand for the same period a year ago. The provision for income taxes decreased $254 thousand to $2.5 million for the nine months ended September 30, 2006 compared to the same period a year ago.   The current 2006 tax provision represents an effective tax rate of approximately 33.5 percent as compared to 38 percent for the prior year. The lower effective tax rate for 2006 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 33.5 percent for the remainder of 2006.

Financial Condition at September 30, 2006

Total assets at September 30, 2006 were $671.8 million compared to $609.9 million a year ago and $614.2 million at year-end 2005. Compared to year-end 2005, total assets increased due primarily to the investment of liquidity from savings and time deposit growth into loans and investment securities.

Securities
The Company’s investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The securities portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) investments.  AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of AFS or HTM at the time of purchase. The portfolio is comprised of U.S. Treasury securities, obligations of the U.S. Government and government sponsored agencies, collateralized mortgage obligations and corporate and equity securities. Approximately 88 percent of the total investment portfolio has a fixed rate of interest.

AFS securities totaled $68.9 million at September 30, 2006, an increase of $3.3 million from year-end 2005. This increase was the result of $12.8 million in purchases partially offset by $9.4 million in maturities, principal payments received and sales and $105 thousand appreciation in the market value of the portfolio.  The yield on the AFS securities portfolio was 4.64 percent for the nine months ended September 30, 2006, compared to 4.22 percent a year ago.  The weighted average life of the AFS portfolio was 4.84 years and the effective duration of the portfolio was 3.28 years at September 30, 2006 compared to 4.89 years and 3.55 years at December 31, 2005.

HTM securities totaled $43.9 million at September 30, 2006, an increase of $3.2 million compared to $40.7 million at December 31, 2005. This increase was the result of $8.8 million in purchases and $5.5 million in maturities and principal payments received.  The yield on HTM securities was 4.96 percent for the nine months ended September 30, 2006 compared to 4.72 percent for the same period a year ago. As of September 30, 2006 and December 31, 2005, the market value of HTM securities was $43.3 million and $40.2 million, respectively.  The weighted average life of the HTM portfolio was 4.57 years and the effective duration of the portfolio was 3.37 years at September 30, 2006 compared to 4.21 years and 3.09 years at December 31, 2005.

Securities with a carrying value of $45.7 million and $45.4 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in this pledged security figure is $2.0 million which is required by the New Jersey Department of Banking for governmental deposits.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans at September 30, 2006 increased $50.3 million or 11.2 percent to $498.8 million compared to $448.6 million at year-end 2005 due to commercial loan growth.  The loan portfolio concentration consisted of 62 percent commercial, 16 percent SBA, 12 percent residential mortgages and 10 percent consumer loans at September 30, 2006.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $308.6 million at September 30, 2006 and increased $48.1 million compared to $260.6 million at year-end 2005. The yield on commercial loans was 7.44 percent for the nine months ended September 30, 2006 compared to 6.93 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $61.9 million at September 30, 2006, a decrease of $2.8 million from year-end 2005. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $18.5 million at September 30, 2006, an increase of $4.5 million from year-end 2005. In August 2006, the Company sold $7.2 million in un-guaranteed SBA loans. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate was 10.30 percent for the nine months ended September 30, 2006 compared to 8.52 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans decreased $252 thousand to $61.8 million at September 30, 2006 as a result of net pay-downs in the portfolio. On August 31, 2006, the Company purchased $8.0 million in residential mortgage loans at a yield of 6.63 percent.  The Company did not originate a significant amount of residential mortgage loans held for investment during the nine-month period. The yield on residential mortgages was 5.47 percent for the nine months ended September 30, 2006 compared to 5.38 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $48.1 million at September 30, 2006, an increase of $764 thousand from $47.3 million at December 31, 2005. The yield on consumer loans was 6.69 percent for the nine months ended September 30, 2006, compared to 5.69 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflects the higher interest rate environment at September 30, 2006 compared to September 30, 2005 due to the Federal Reserve raising interest rates 150 basis points since September 30, 2005.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	September 30, 2006	Dec. 31, 2005	September 30, 2005
Non-performing loans:
SBA	$2,739	$1,391	$2,244
Commercial	3,243	1,250	1,333
Residential mortgage	322	1,510	1,550
Consumer	170	210	428
Total non-performing loans	6,473	4,361	5,555
OREO	—	178	178
Total Non-Performing Assets	$6,473	$4,539	$5,733

Past Due 90 days or more and still accruing interest:
SBA	$80	$—	$—
Commercial	—	—	—
Residential mortgage	578	—	—
Consumer	—	—	—
Total accruing loans 90 days or more past due	$658	$—	$—

Non-Performing assets to total assets	0.96%	0.74%	0.94%
Non-Performing assets to loans and OREO	1.30%	1.01%	1.32%
Allowance for loans losses as a percentage of non-performing loans	115.56%	158.04%	118.06%
Allowance for loan losses to total loans	1.50%	1.54%	1.51%

Non-performing assets amounted to $6.5 million at September 30, 2006, an increase of $1.9 million from year-end 2005, primarily due to the addition of two large commercial credits that are well collateralized. OREO decreased $178 thousand due to the sale of the Bank’s OREO assets during the quarter ended June 30, 2006.  There were $658 thousand in loans past due 90 days or more at September 30, 2006 while no loans were past due 90 days or more at December 31, 2005. Included in non-performing assets at September 30, 2006 are approximately $820 thousand of loans guaranteed by the SBA.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $3.4 million in potential problem loans at September 30, 2006, compared to $280 thousand in potential problem loans at December 31, 2005.  This increase was due primarily to the addition of a hotel loan, which is well collateralized and the borrower is in the process of marketing the property for sale.    In addition, as a result of the increase in interest rates, past due loans have increased over prior periods.

Allowance for Loan Losses

The allowance for loan losses totaled $7.5 million, $6.9 million, and $6.6 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively with resulting allowance to total loan ratios of 1.50 percent, 1.54 percent and 1.51 percent respectively. Net charge offs amounted to $177 thousand for the three months ended September 30, 2006, compared to $356 thousand for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, net charge offs totaled $362 thousand compared to $623 thousand in the prior year.

The following is a reconciliation summary of the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005:

Allowance for Loan Loss Activity

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Balance, beginning of period	$7,257	$6,239	$6,892	5,856
Provision charged to expense	400	675	950	1,325

Charge-offs:
SBA	141	25	252	209
Commercial	50	87	102	282
Residential mortgage	—	25	—	49
Consumer	3	262	52	274
Total Charge-offs	194	399	406	814

Recoveries:
SBA	—	34	(1)	73
Commercial	12	8	25	60
Residential mortgage	—	—	—	—
Consumer	5	1	20	58
Total recoveries	17	43	44	191
Total net charge-offs	177	356	362	623
Balance, end of period	$7,480	$6,558	$7,480	6,558
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.14%	0.33%	0.10%	0.21%
Allowance for loan losses to total loans at period end	1.50%	1.51%	1.50%	1.51%
Allowance for loan losses to non-performing loans	115.56%	118.06%	115.56%	118.06%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. For the first nine months of 2006 the Company realized continued growth in deposits.  This growth was achieved through emphasis on customer service, competitive rate structures and selective marketing.  The Company attempts to establish a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits increased $35.6 million to $557.5 million at September 30, 2006 from $521.9 million at December 31, 2005. The increase in deposits was primarily the result of a $53.7 million increase in savings deposits and a $12.3 million increase in time deposits, partially offset by a $27.9 million decrease in interest bearing demand deposits and a $2.5 million decrease in demand deposits. This resulted in a shift in our deposit concentration from 27 percent interest bearing demand and 27 percent savings accounts at December 31, 2005 to 20 percent interest bearing demand and 35 percent savings deposits at September 30, 2006.  This reallocation was directly related to promotion of the Company’s new variable rate savings product and the transfer of balances from interest bearing demand accounts into the higher cost savings product.  The concentration of time deposits equaled 31 percent at September 30, 2006 and at year-end 2005.

Included in deposits at September 30, 2006 are $37.7 million of Government deposits, as compared to $43.6 million at December 31, 2005.  These deposits are generally short in duration and are very sensitive to price competition.  The Company believes the current portfolio of these deposits is appropriate.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $67.1 million at September 30, 2006, an increase of $17.8 million or 36.1 percent from December 31, 2005.  As of September 30, 2006, the Company was a party to the following borrowed funds and subordinated debenture transactions:

•      A $7.5 million FHLB Overnight Line of Credit Advance at a rate of 5.57% repaid on October 2, 2006.

•      A $10 million repurchase agreement with a term of 5 years, expiring on March 11, 2009 and a rate of 2.78 percent.  The borrowing may be called by the counterparty if the 3-month LIBOR rate is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.

•      A $10 million FHLB repo-advance with a term of 10 years, expiring on December 15, 2014 and a fixed rate of 2.95 percent.  The borrowing is convertible by the FHLB on December 15, 2006 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates. Based on the current interest rate environment, the Company believes that the FHLB will exercise its option to convert this borrowing in December 2006.

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

•      $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3-month Libor plus 340 basis points.  At September 30, 2006, the rate equaled 8.77 percent.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.  Based on the current interest rate environment, the Company believes that this borrowing will be redeemed in September 2007.

•      $10.3 million in subordinated debentures issued on July 24, 2006 with a floating rate of 3-month Libor plus 159 basis points.  At September 30, 2006, the rate equaled 6.98 percent.  The subordinated debentures mature on June 30, 2036, but are callable after five years at the option of the Company.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2006, is a decline of 2.45 percent in a rising rate environment and an increase of 1.01 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2005 the economic value of equity with rate shocks of 200 basis points was a decline of 1.66 percent in a rising rate environment and a decline of 0.18 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $38.8 million at September 30, 2006, an increase of $23 thousand from December 31, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006, amounted to $816 thousand, primarily due to proceeds from the sales of SBA and commercial loans and net income from operations, partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $53.5 million for the nine months ended September 30, 2006, primarily due to loan originations, security and loan purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $52.7 million for the nine months ended September 30, 2006, attributable to increased deposits, borrowed funds and subordinated debt and proceeds from the exercise of stock options, partially offset by the payment of dividends.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At September 30, 2006, the Parent Company had $2.0 million in cash compared to $933 thousand at December 31, 2005. The increase in cash at the parent company was due primarily to the issuance of $10.0 million in subordinated debentures through its subsidiary Unity (NJ) Statutory Trust II.  The additional capital was used to bolster the Company’s capital ratios and for general corporate purposes such as providing an $8.5 million capital contribution to Unity Bank.  Generally, the Parent Company’s cash is used for the payment of operating expenses and cash dividends.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At September 30, 2006, $37.7 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. The maximum borrowing line available if additional collateral was pledged as of September 30, 2006 amounted to approximately $62.2 million. An additional source of liquidity is Federal Funds sold, which were $22.4 million at September 30, 2006.

As of September 30, 2006, deposits included $37.7 million of Government deposits, as compared to $43.6 million at December 31, 2005.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $28.7 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At September 30, 2006, the Bank had $149.8 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $22.3 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock and qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments which do not qualify for tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).  A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-adjusted assets of 4.0 percent and combined tier 1 and tier 2 capital as a percentage of risk-adjusted assets of 8.0 percent.  The increase in the capital ratios as of September 30, 2006 was directly related to the issuance of $10.3 million in subordinated debentures during the quarter.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2006
Leverage Ratio	60,055	9.01%	≥	26,237	4.00%	≥	32,796	5.00%
Tier I risk-based ratio	60,055	10.96%	≥	21,924	4.00%	≥	32,887	6.00%
Total risk-based ratio	66,915	12.21%	≥	43,849	8.00%	≥	54,811	10.00%
As of December 31, 2005
Leverage Ratio	49,462	8.27%	≥	23,935	4.00%	≥	29,919	5.00%
Tier I risk-based ratio	49,462	9.98%	≥	19,827	4.00%	≥	29,741	6.00%
Total risk-based ratio	55,667	11.23%	≥	39,655	8.00%	≥	49,569	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2006
Leverage Ratio	47,585	7.21%	≥	26,412	4.00%	≥	33,014	5.00%
Tier I risk-based ratio	47,585	8.67%	≥	21,940	4.00%	≥	32,909	6.00%
Total risk-based ratio	68,950	12.57%	≥	43,879	8.00%	≥	54,849	10.00%
As of December 31, 2005
Leverage Ratio	42,260	7.01%	≥	24,124	4.00%	≥	30,155	5.00%
Tier I risk-based ratio	42,260	8.51%	≥	19,855	4.00%	≥	29,783	6.00%
Total risk-based ratio	54,473	10.97%	≥	39,711	8.00%	≥	49,638	10.00%

Shareholders’ Equity

Shareholders’ equity increased $4.7 million, or 11.5 percent, to $45.6 million at September 30, 2006 compared to $40.9 million at December 31, 2005.  This increase was the result of $4.9 million in net income, $708 thousand in proceeds from stock options exercised and a $65 thousand depreciation in the market value of the securities available for sale portfolio, partially offset by $980 thousand in cash dividends declared during the nine months ended September 30, 2006.

On April 27, 2006, the Company announced a 5 percent stock distribution payable on June 30, 2006 to all shareholders of record as of June 16, 2006 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the nine months ended September 30, 2006.  As of September 30, 2006 the Company had repurchased a total of 142 thousand shares of which 119 thousand shares have been retired, leaving 483 thousand shares remaining to be repurchased under the plan.

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

ITEM 4.           Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   and (b) – none

(c)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	0	0	118,650	506,100
May 1, 2005 through May 31, 2005	23,020	$10.51	141,670	483,080
June 1, 2005 through June 30, 2005	0	0	141,670	483,080
July 1, 2005 through September 30, 2006	0	0	141,670	483,080
Total	23,020	$10.51	141,670	483,080

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

UNITY BANCORP, INC.

Dated: November 9, 2006	By:	/s/ Alan J. Bedner, Jr.
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