Form 10-K
period 2006-12-31
UNITY BANCORP INC /NJ/
filed 2007-03-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (908) 730-7630

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, no par value	Nasdaq
(Title of Each Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2) Large accelerated filer ☐  Accelerated file ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $71,372,468 and 4,607,648 shares of the Common Stock were outstanding.  As of March 1, 2007 6,658,527 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Form 10-K

Part I

PART I

Item 1.    Business

a)             General

Unity Bancorp, Inc. (the “Company” or “Registrant”) is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was originally organized under the laws of the State of Delaware in 1991 and subsequently, in 2002, effected a re-incorporation merger to become a New Jersey corporation.  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust I, Unity (NJ) Statutory Trust II and Unity (NJ) Statutory Trust III.  The trusts have issued $9.3 million, $10.3 million and $5.2 million of preferred securities to investors, respectively.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and fourteen New Jersey branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union, Bridgewater and Whitehouse.  In addition, the Bank added its first Pennsylvania branch located in Forks Township in November 2006.  The Bank’s primary service area encompasses the Route 22/Route 78 corridors between the Forks Township, Pennsylvania office and its Linden, New Jersey branch. We intend to seek to grow our branch network by one to two additional offices per year, and believe the Lehigh Valley market in Pennsylvania is a natural extension of our existing market.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630.  The Company’s website address is www.unitybank.com.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional and community-oriented commercial banking business, and offers services including personal and business checking accounts, time deposits, money market accounts and regular savings accounts.  The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community as well as that of individuals residing, working and shopping in its service area.  The Company engages in a wide range of lending activities and offers commercial, Small Business Administration (“SBA”), consumer, mortgage, home equity and personal loans. The Bank has recently been awarded nationwide lending authority by the SBA, and intends to expand its SBA lending program to markets beyond the Company’s traditional tri-state market area.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices.  The Bank’s main office, located in Clinton, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield and Bridgewater offices serve those communities located in the northern, eastern and central parts of Somerset County, and the southernmost communities of Union County.  The Bank’s Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County, and the southwestern communities of Essex County.  The offices in South Plainfield, Highland Park, Edison, and Colonia Township extend the Company’s service area into Middlesex County. The Bank’s Phillipsburg office serves Warren County.  The Bank’s Forks Township office serves Northampton County, Pennsylvania. Through our SBA lending program, we also originate a significant number of loans outside of the markets served by our branches. As the Bank has recently been granted nationwide lending authority by the SBA, we expect to continue to generate a significant amount of loan volume in areas that are not part of our trade area.

Competition

The Company is located in an extremely competitive area.  The Company’s service area is already serviced by major regional banks, large thrift institutions and by a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company’s competitors have substantially more capital and therefore greater lending limits than the Company.  The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies on the competitive pricing of its loans, deposits and other services as well as its ability to provide local decision- making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2006, the Company employed 175 full-time and 19 part-time employees. None of the Company’s employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2006 about each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years

John Kauchak, 53 Chief Deposit Officer and Executive Vice President of the Company and the Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.

Michael F. Downes, 44, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank from 1996 to 2001.

Alan J. Bedner, 36 Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance fund in the event the depository institution becomes in danger of default.  Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier I,” consisting of common stockholders’ equity and certain preferred stock and other qualifying hybrid instruments , less certain goodwill items and other intangible assets.  The remainder, “Tier II Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Transaction related contingencies such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting.  Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Insurance of Deposits.  The Bank’s deposits are insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit  Insurance Fund of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), the FDIC has established a risk-based assessment system. Premium assessments under this system are based upon:  (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. For 2007, assessment rates will be from 5 to 43 basis points of deposits.

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

SOX includes very specific additional disclosure requirements and new corporate governance  rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

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

b)             Statistical information

                The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2006 (Exhibit 13 hereto), which to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

		Annual Report
Description of Financial Data		Pages

I.	Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential
	A. Analysis of Net Interest Earnings	6
	B. Average Balance Sheets	8
	C. Rate/Volume Analysis	10

II.	Investment Portfolio
	A. Book value of investment securities	32
	B. Investment securities by range of maturity with corresponding average yields	32
	C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III.	Loan Portfolio
	A. Types of loans	14
	B. Maturities and sensitivities of loans to changes in interest rates	14
	C. Risk elements
	1) Nonaccrual, past due and restructured loans	15
	2) Potential problem loans	15
	3) Foreign outstandings	N/A
	4) Loan concentrations	14
	D. Other interest bearing assets	N/A

IV.	Summary of Loan Loss Experience
	A. Analysis of the allowance for loan losses	16
	B. Allocation of the allowance for loan losses	17

V.	Deposits
	A. Average amount and average rate paid on major categories of deposits	8
	B. Other categories of deposits	N/A
	C. Deposits by foreign depositors in domestic offices	N/A
	D. Time deposits of $100,000 or more by remaining maturity	35
	E. Time deposits of $100,000 or more by foreign offices	N/A

VI.	Return on Equity and Assets	44

VII.	Short-term Borrowings	35
	A. Amounts outstanding	35
	B. Maximum amount of borrowings in each category outstanding at any month-end	35
	C. Average amount outstanding	35

Item 1A. Risk Factors

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

Risks affecting Our Business:

A significant amount of our loans, including our SBA loan portfolio, have variable rates of interest. As rates have risen, this has caused some borrowers difficulty meeting their loan obligations.

A significant amount of our loans, over 77% of the total portfolio and all of our SBA loans, have variable rates, which reset periodically. As interest rates have risen, the interest due on these loans has also increased, making the debt more expensive for borrowers. This is particularly true of our SBA loans, which generally carry higher rates of interest than comparable commercial loans. We have already experienced higher rates of defaults in our SBA loan portfolio, and if interest rates continue to rise, we believe we may continue to see increasing rates of loan defaults. Increases in loan defaults will negatively effect our results of operations.

Due to the current state of the yield curve, our net interest margin and net interest spread have declined. Continued declines in our net interest margin and net interest spread will negatively impact our results of operations.

During 2006, the yield curve, i.e. the difference between short and long term rates of interest, has been flat or inverted. This has impacted our results of operations, since most of our funding (our deposits) are short term, while our assets (our loans) are longer term obligations. If the yield curve remains flat, or short term rates continue to rise relative to longer term rates, our net interest income and results of operations will be negatively impacted.

We are expanding our SBA lending program outside of our historic trade area. Our success in this program will depend on our ability to attract and retain qualified employees or correspondents in new geographic areas, our ability to manage and supervise these remote employees and correspondents and our ability to recognize and manage risks in these areas that are different from those in our trade area.

We have been granted nationwide lending authority by the SBA and we intend to expand our SBA lending program beyond our traditional trade area. Lending in areas that are remote from our physical locations and our traditional trade area involves a number of risks, including our ability to identify and recruit qualified employees or correspondents to originate loans in these areas, our management’s ability to supervise these employees and correspondents from our New Jersey headquarters and our ability to identify and account for underwriting risks in these areas that may be different from those in our traditional trade area. If we are unable to properly manage these risks, it will adversely effect our results of operations.

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

Our success depends to a great extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the five counties in the New Jersey market and one county in Pennsylvania in which we have branches, so any decline in the economy of New Jersey or eastern Pennsylvania could have an adverse impact on us.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2006, the Company’s allowance for loan losses was $7.6 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers, available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations. Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically, by an independent loan review function and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses. Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

We are in competition with many other banks, including larger commercial banks which have greater resources than us.

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “home town” institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments

Item 2.   Properties

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its fifteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2006.

	Leased	Date Leased	Lease	2006 Annual
Location	Or Owned	or Acquired	Expiration	Rental Fee
Clinton, NJ	Leased	1996	2009	$549,247
Colonia, NJ	Leased	1995	2008	36,500
Flemington, NJ	Owned	2005	—	—
Linden, NJ	Owned	1997	—	—
Highland Park, NJ	Leased	1999	2009	79,761
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Owned	2004	—	—
Springfield, NJ	Leased	1995	2011	35,070
South Plainfield, NJ	Leased	1999	2009	96,313
Union, NJ	Owned	2002	—	—
Edison, NJ	Leased	1999	2009	111,253
Whitehouse, NJ	Owned	1998	—	—
Bridgewater, NJ	Leased	2003	2008	45,600
Phillipsburg, NJ	Leased	2005	2010	68,400
Forks Township, PA	Leased	2006	2010	4,000

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)           Market Information

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol “UNTY”.  The following table sets forth the high and low bid prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.   The prices reflect the impact of the 5 percent stock distribution paid on June 30, 2006.

	High	Low
Year Ended December 31, 2006:
4th Quarter	$16.50	$13.75
3rd Quarter	17.25	14.79
2nd Quarter	17.86	14.65
1st Quarter	16.19	13.00
Year Ended December 31, 2005
4th Quarter	$13.57	$11.88
3rd Quarter	12.40	11.05
2nd Quarter	11.90	10.81
1st Quarter	13.31	11.43

(b)           Holders

As of March 1, 2007, there were approximately 541 shareholders of record of the Company’s Common Stock.

(c)     Dividends

The following table sets forth the dividends declared by the Company during 2005 and 2006.

Dividend Declared
Year Ended December 31, 2006:
4th Quarter	$.05
3rd Quarter	$.05
2nd Quarter	$.05
1st Quarter	$.05
Year Ended December 31, 2005
4th Quarter	$.05
3rd Quarter	$.05
2nd Quarter	$.04
1st Quarter	$.04

During the fourth quarter of 2006, the Company did not repurchase any of its equity securities.

(d)     See Item 12 hereof

(e)     See page 45 of our Annual Report to Shareholders filed as Exhibit 13 hereto.

Item 6.             Selected Financial Data

The information under the caption “Selected Consolidated Financial Data” on page 44 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference herein.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference herein.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

The information under the caption “Market Risk” on pages 19 through 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference herein.

Item 8.                                        Financial Statements and Supplementary Data

The Financial Statements and Notes to Consolidated Financial Statements on pages 24 through 42 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference herein.

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

PART III

Item 10.                                 Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information concerning the directors and executive officers of the Company under the caption “Election of Directors” and the information under the captions “Compliance with Section 16(a) of the Securities Exchange Act of 1934”and “Governance of the Company” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Also, refer to the information under the caption “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.           Executive Compensation

The information concerning executive compensation under the caption “Executive Compensation” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation stock option plans approved by security holders	730,100	$6.08	253,181
Equity compensation plans approved by security holders	35,686	$13.12	72,174
Equity compensation plans not approved by security holders	—	—	—
Total	765,786	$6.41	325,355

During the fourth quarter of 2006, the Company did not repurchase any of its equity securities.

Item 13.           Certain Relationships and Related Transactions and Director Independenc

The information concerning certain relationships and related transactions under the caption “Certain Transactions with Management” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

Item 14.           Principal Accountant Fees and Services

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2007” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

PART IV

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       FINANCIAL STATEMENTS.

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm (page 23)

Consolidated Balance Sheets (page 24)

Consolidated Statements of Income (page 25)

Consolidated Statements of Changes in Shareholders’ Equity (page 26)

Consolidated Statements of Cash Flows (page 27)

Notes to Consolidated Financial Statements (pages 28 through 42)

(b)        EXHIBITS.

Exhibit
Number	Description of Exhibits

3(i)	Certificate of Incorporation of the Company, as amended (2)

3(ii)	Bylaws of the Company (7)

4(i)	Form of Stock Certificate (7)

10(i)	1994 Stock Option Plan for Non-Employee Directors (1)

10(ii)	1997 Stock Option Plan (3)

10(iii)	1997 Stock Bonus Plan (3)

10(iv)	1998 Stock Option Plan (4)

10(v)	1999 Stock Option Plan (5)

10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)

10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)

10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)

10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)

10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)

10(xiii)	2002 Stock Option Plan (6)

10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)

10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC(8)

10 (xvi)	2004 Stock Bonus Plan (9)

10 (xvii)	2006 Stock Option Plan (10)

13	Portion of Unity Bancorp. Inc. 2006 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

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

(10)                           Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 27, 2006 and incorporated by reference herein.

(c)                                 Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner
Alan J. Bedner
Executive Vice President,
Chief Financial Officer

March 15, 2007
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David D. Dallas	Chairman of the Board and Director	March 15, 2007
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 15, 2007
James A. Hughes

/s/ Alan J. Bedner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007
Alan J. Bedner

/s/ Frank Ali	Director	March 15, 2007
Frank Ali

/s/ Dr. Mark S. Brody	Director	March 15, 2007
Dr. Mark S. Brody

/s/ Robert H. Dallas, II	Director	March 15, 2007
Robert H. Dallas, II

/s/ Peter E. Maricondo	Director	March 15, 2007
Peter E. Maricondo

/s/ Wayne Courtright	Director	March 15, 2007
Wayne Courtright

/s/ Charles S. Loring	Director	March 15, 2007
Charles S. Loring

/s/ Allen Tucker	Director	March 15, 2007
Allen Tucker