Form 10-Q
period 2007-03-31
UNITY BANCORP INC /NJ/
filed 2007-05-04
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

May 1, 2007 common stock, no par value:  6,993,828 shares outstanding

Part 1.—Consolidated Financial Information

Item 1.—Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Balance Sheets

	(unaudited)	(audited)	(unaudited)
(In thousands)	03/31/07	12/31/06	03/31/06
Assets
Cash and due from banks	$15,697	$14,727	$12,171
Federal funds sold and interest bearing deposits	23,417	40,709	25,726
Securities:
Available for sale	66,197	65,595	63,411
Held to maturity (market value of $37,521, $42,449 and $37,601, respectively)	38,121	42,815	38,230
Total securities	104,318	108,410	101,641
Loans:
SBA held for sale	9,298	12,273	16,826
SBA held to maturity	68,314	66,802	65,305
Commercial	318,905	312,195	279,369
Residential mortgage	63,615	63,493	60,194
Consumer	55,430	52,927	46,269
Total loans	515,562	507,690	467,963
Less: Allowance for loan losses	7,757	7,624	7,120
Net loans	507,805	500,066	460,843
Premises and equipment, net	11,525	11,610	10,723
Bank owned life insurance	5,421	5,372	5,232
Accrued interest receivable	3,594	3,926	3,350
Loan servicing asset	2,261	2,294	2,476
Goodwill and other intangibles	1,599	1,603	1,614
Other assets	5,665	5,389	4,279
Total assets	$681,302	$694,106	$628,055
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$75,928	$79,772	$81,210
Interest bearing checking	89,313	105,382	113,441
Savings deposits	214,636	205,919	178,848
Time deposits, under $100,000	105,724	111,070	108,211
Time deposits, $100,000 and over	55,798	64,322	52,727
Total deposits	541,399	566,465	534,437
Borrowed funds	65,000	55,000	40,000
Subordinated debentures	24,744	24,744	9,279
Accrued interest payable	523	475	298
Accrued expense and other liabilities	1,811	1,194	2,056
Total liabilities	$633,477	$647,878	$586,070
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	44,677	44,343	38,697
Retained earnings	4,067	2,951	4,749
Treasury stock (24 shares)	(242)	(242)	(242)
Accumulated other comprehensive loss	(677)	(824)	(1,219)
Total Shareholders’ Equity	47,825	46,228	$41,985
Total Liabilities and Shareholders’ Equity	$681,302	$694,106	$628,055

Issued common shares	7,019	6,973	6,918
Outstanding common shares	6,995	6,949	6,894

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2007	2006
Interest income:
Federal funds sold and interest on deposits	$262	$207
Securities:
Available for sale	780	708
Held to maturity	540	476
Total securities	1,320	1,184
Loans:
SBA loans	2,340	2,153
Commercial loans	5,988	4,892
Residential mortgage loans	888	820
Consumer loans	904	744
Total loan interest income	10,120	8,609
Total interest income	11,702	10,000
Interest expense:
Interest bearing demand deposits	552	694
Savings deposits	2,171	1,192
Time deposits	1,970	1,499
Borrowed funds and subordinated debentures	990	562
Total interest expense	5,683	3,947
Net interest income	6,019	6,053
Provision for loan losses	200	300
Net interest income after provision for loan losses	5,819	5,753
Non-interest Income:
Service charges on deposit accounts	349	433
Service and loan fee income	366	395
Gain on sales of SBA loans, net	679	700
Gain on sales of mortgage loans	9	62
Gain on sales of other loans	—	82
Net security gains	10	—
Bank owned life insurance	49	47
Other income	217	283
Total non-interest income	1,679	2,002
Non-interest expense:
Compensation and benefits	2,955	2,725
Occupancy	673	648
Processing and communications	550	527
Furniture and equipment	400	393
Professional services	136	132
Loan servicing costs	90	101
Advertising	94	170
Other expenses	519	560
Total non-interest expense	5,417	5,256
Net income before provision for income taxes	2,081	2,499
Provision for income taxes	630	842
Net income	$1,451	$1,657

Net income per common share — Basic	$0.21	$0.24
Net income per common share — Diluted	0.20	0.23
Weighted average shares outstanding — Basic	6,976	6,884
Weighted average shares outstanding — Diluted	7,285	7,241

        See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2007 and 2006

(unaudited)

					Accumulated
					Other	Total
	Outstanding	Common	Retained	Treasury	Comprehensive	Shareholders’
(In thousands)	Shares	Stock	Earnings	Stock	Loss	Equity

Balance, December 31, 2005	6,863	$38,423	$3,897	$(242)	$(1,149)	$40,929
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax			(492)			(492)
Adjusted balance at December 31, 2005	6,863	$38,423	$3,405	$(242)	$(1,149)	$40,437
Comprehensive income:
Net Income			1,657			1,657
Unrealized holding loss on securities arising during the period, net of tax benefit of $43					(70)
Net unrealized holding loss on securities arising during the period, net of tax benefit of $43					(70)	(70)
Total comprehensive income						1,587
Cash dividends declared on common stock of $.05 per share			(313)			(313)
Issuance of common stock:
Employee benefit plans	31	274	—	—		274
Balance, March 31, 2006	6,894	$38,697	$4,749	$(242)	$(1,219)	$41,985

					Accumulated
					Other	Total
	Outstanding	Common	Retained	Treasury	Comprehensive	Shareholders’
(In thousands)	Shares	Stock	Earnings	Stock	Loss	Equity

Balance, December 31, 2006	6,949	$44,343	$2,951	$(242)	$(824)	$46,228
Comprehensive income:
Net Income			1,451			1,451
Unrealized holding gain on securities arising during the period, net of tax of $93					154
Less: Reclassification adjustment for gains included in net income, net of tax of $3					7
Net unrealized holding gain on securities arising during the period, net of tax of $90					147	147
Total comprehensive income						1,598
Cash dividends declared on common stock of $.05 per share			(335)			(335)
Issuance of common stock:
Employee benefit plans	46	334	—	—		334
Balance, March 31, 2007	6,995	$44,677	$4,067	$(242)	$(677)	$47,825

       See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
(In thousands)	2007	2006
Operating activities:
Net income	$1,451	$1,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	200	300
Depreciation and amortization	206	325
Decrease in deferred income taxes	(449)	(808)
Net gain on sale of securities	(10)	—
Gain on sale of SBA loans held for sale	(679)	(700)
Gain on sale of mortgage loans	(9)	(62)
Gain on sale of other loans	—	(82)
Origination of mortgage loans held for sale	(729)	(4,371)
Origination of SBA loans held for sale	(7,618)	(12,411)
Proceeds from the sale of mortgage loans held for sale	738	4,433
Proceeds from the sale of SBA loans	11,272	10,286
Net change in other assets and liabilities	1,105	519
Net cash provided by (used in) operating activities	5,478	(914)
Investing activities:
Purchases of securities available for sale	(2,874)	—
Maturities and principal payments on securities held to maturity	4,679	2,492
Maturities and principal payments on securities available for sale	2,507	2,041
Proceeds from the sale of other real estate owned	184	63
Purchases of loans	—	4,978
Net increase in loans	(11,059)	(21,642)
Purchases of premises and equipment	(173)	(371)
Net cash used in investing activities	(6,736)	(12,439)
Financing activities:
Net increase in deposits	(25,066)	12,577
Proceeds from new borrowings	15,000	—
Repayments of borrowings	(5,000)	—
Proceeds from the issuance of common stock	334	225
Dividends paid	(332)	(311)
Net cash (used in) provided by financing activities	$(15,064)	$12,491
Decrease in cash and cash equivalents	(16,322)	(862)
Cash and cash equivalents at beginning of year	$55,436	38,759
Cash and cash equivalents at end of period	$39,114	$37,897
Supplemental disclosures:
Cash:
Interest paid	$5,635	$3,723
Income taxes paid	971	1,672
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	229	61

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2007

NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank”, or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are generally routine and recurring in nature, in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc. a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc. a wholly-owned subsidiary of the Bank is used to hold part of the Bank’s loan portfolio.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

On April 26, 2007, the Company announced a 5 percent stock dividend payable on June 29, 2007 to all shareholders of record as of June 15, 2007 and accordingly, all share amounts have been restated to include the effect of the distribution.

Option Plans

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

The Company has incentive and non-qualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  The period during which the option is vested is generally 3 years, but no option may be exercised after 10 years from the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2007, 1,448,122 shares have been reserved for issuance upon the exercise of options, 801,653 option grants are outstanding, and 437,543 option grants have been exercised, forfeited or expired leaving 208,926 shares available for grant.

Compensation expense related to stock-based compensation awards totaled $23 thousand and $6 thousand for the three months ended March 31, 2007 and 2006, respectively.  The following table presents the impact of SFAS 123R on the Company’s financial statements for the quarter ended March 31, 2007.

Under SFAS 123R
Net income before provision for income taxes	$2,081
Net income	$1,451
Net income per common share — Basic	$0.21
Net income per common share — Diluted	$0.20

During the three months ended March 31, 2007 and 2006, the fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Number of Shares Granted	63,788	16,538
Weighted Average Exercise Price	$13.19	$12.70
Weighted Average Fair Value	$3.62	$2.84
Expected life	4.01	4.19
Expected volatility	29.72%	23.50%
Risk-free interest rate	4.86%	3.99%
Dividend yield	1.45%	1.36%

Transactions under the Company’s stock option plans during the three months ended March 31, 2007 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	766,294	$2.20 — 14.71	$5.79
Options Granted	63,788	11.81 — 13.25	13.19
Options Exercised	(21,866)	2.84 — 9.30	6.42
Options Expired	(6,563)	12.70 — 13.25	12.78
Outstanding at March 31, 2007	801,653	$2.20 — 14.71	$6.31	5.47	$4,179,914

Exercisable at March 31, 2007	713,439	$2.20 — 12.70	$5.46	4.96	$4,176,349

The following table summarizes nonvested stock option activity for the three months ended March 31, 2007:

	Shares	Average Grant Date Fair Value
Nonvested stock options at December 31, 2006	36,501	$3.18
Granted	63,788	3.62
Vested	(5,512)	2.41
Forfeited	(6,563)	3.31
Nonvested stock options at March 31, 2007	88,214	3.54

As of March 31, 2007, there was approximately $271 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the three months ended March 31, 2007 and 2006 was $118 thousand and $84 thousand, respectively.

Restricted Stock Awards

In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  These shares vest over a period of 4 years and are recognized as compensation to the employees over the vesting period.  Restricted stock awards during the first quarters of 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Number of Shares Granted	18,113	8,655
Weighted Average Fair Market Value	$13.22	$13.45
Vested as of Period End	9,256	1,733

Compensation expense related to the restricted stock awards totaled $42 thousand and $24 thousand for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, 115,763 shares of restricted stock were reserved for issuance, of which 54,384 shares are outstanding, 1,199 shares have been exercised and 60,180 shares are available for grant.

Transactions under the Company’s restricted stock award plans during the three months ended March 31, 2007 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	37,470	$11.13 — 14.71	$12.53
Options Granted	18,113	12.14 — 13.52	13.22
Options Exercised	1,199	11.13 — 13.45	11.88
Outstanding at March 31, 2007	54,384	$11.13 — 14.71	$12.77	8.99	$938

Exercisable at March 31, 2007	9,256	$11.13 — 13.45	$12.20	7.99	$468

Income Taxes

The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement.

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

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Net Income to common shareholders	$1,451	$1,657
Basic weighted-average common shares outstanding	6,976	6,884
Plus: Common stock equivalents	309	357
Diluted weighted —average common shares outstanding	7,285	7,241
Net Income per Common share:
Basic	$0.21	$0.24
Diluted	0.20	0.23
Return on average assets	0.87%	1.08%
Return on average common equity	12.74%	16.26%
Efficiency ratio*	70.46%	65.25%

* Non-interest expense divided by net interest income plus non-interest income less securities gains

NOTE 4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007.  There were no unrecognized tax benefits recognized as a result of the implementation of FIN 48.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 5. Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the Corporation’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management is currently evaluating the impact of the adoption of SFAS 159 will have on the Corporation’s financial condition and results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”.  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”.  This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of Interpretation No. 48 did not have a material impact on its financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets.”   SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value.  An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value.  Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities.  By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period.  The Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted.  The adoption of Statement No. 156 did not have a material impact on the Company’s financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2006 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 15 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey, Northampton County in Pennsylvania and loan production offices in Long Island, New York, Jacksonville and Palm Beach, Florida and Charlotte, North Carolina.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

Unity (NJ) Statutory Trust I is a statutory Business Trust and wholly-owned subsidiary of Unity Bancorp, Inc.  On September 26, 2002, the trust issued $9.0 million of capital securities to investors.        Unity (NJ) Statutory Trust II is a statutory Business Trust and wholly owned subsidiary of Unity Bancorp, Inc. On July 24, 2006, the Trust issued $10.0 million of trust preferred securities to investors.  Unity (NJ) Statutory Trust III is a statutory Business Trust and wholly owned subsidiary of Unity Bancorp, Inc. On December 19, 2006, the Trust issued $5.0 million of trust preferred securities to investors.  These floating rate securities are treated as subordinated debentures on the Company’s financial statements.  However, they qualify as Tier I Capital for regulatory capital compliance purposes, subject to certain limitations.  In accordance with Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust I, Unity (NJ) Statutory Trust II or Unity (NJ) Statutory Trust III.

Earnings Summary

Net income for the three months ended March 31, 2007 totaled $1.5 million, a decrease of $206 thousand, compared to $1.7 million for the three months ended March 31, 2006.  During the first quarter of 2007, the Company reported flat net interest income, lower non-interest income and higher operating expenses, partially offset by a lower provision for loan losses.  However, quarterly net income increased $524 thousand or 56.7 percent compared to the fourth quarter of 2006.

Financial performance ratios for the quarters included:

•                  Earnings per basic share equaled $0.21, $0.13 and $0.24 for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006, respectively (after 5 percent stock dividend announced April 26, 2007).

•                  Earnings per diluted share equaled $0.20, $0.12 and $0.23 for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006, respectively (after 5 percent stock dividend announced April 26, 2007).

•                  Return on average assets equaled 0.87 percent, 0.56 percent and 1.08 percent for each of the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

•                  Return on average common equity equaled 12.74 percent, 8.50 percent and 16.26 percent for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

•                  The efficiency ratio equaled 70.46 percent, 73.34 percent and 65.25 percent for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

During the first three months of 2007, financial institutions continued to be plagued by a flat and at times inverted yield curve. Since this rate cycle began in June 2004, the Federal Reserve raised short-term interest rates seventeen times for a total of 425 basis points.  This has resulted in the Federal Funds rate increasing from 1.00 percent to 5.25 percent while the Prime-lending rate increased from 4.00 percent to 8.25 percent.   As this challenging interest rate environment continues, it has become more difficult for financial institutions to grow net interest income as the shape of the yield curve combined with the highly competitive pricing of deposits in the New Jersey market places additional pressure on already constricted net interest margins.

This was seen during the first quarter as net interest income, our largest component of operating income, remained relatively flat at $6.0 million for the three months ended March 31, 2007 and 2006 but trended upwards from $5.7 million during the fourth quarter.  Average earning assets increased $56.1 million from the first quarter of 2006; however, the volume-related growth was offset by a reduced net interest margin and spread.    Net interest margin (net interest income as a percentage of average interest earning assets) decreased 37 basis points to 3.75 percent for the current quarter compared to 4.12 percent for the same period a year ago.  Over the same period, net interest spread  (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) decreased 47 basis points to 3.18 percent from 3.65 percent a year ago.

Non-interest income decreased $323 thousand or 16.1 percent to $1.7 million for the three months ended March 31, 2007 compared to $2.0 million for the three months ended March 31, 2006 and $1.7 million for the fourth quarter of 2006.    The decrease compared to the first quarter of 2006 was due primarily to decreased gains on the sale of Small Business Administration  (“SBA”) loans, loan service and fee income, commercial loan referral fees, deposit service charges and gains on Mortgage loan sales.

Non-interest expense was $5.4 million for the three months ended March 31, 2007 an increase of $161 thousand or 3.1 percent compared to $5.3 million for the same period a year ago but represented a positive trend compared to $5.5 million during the fourth quarter of 2006.   Compared to the first quarter of 2006, the increase was due primarily to increased compensation and benefits, occupancy, furniture and equipment, professional services, and processing and communications, partially offset by lower loan servicing and advertising expenses.  .

For the quarter ended March 31, 2007, the provision for income taxes was $630 thousand compared to $842 thousand for the same period a year ago.   The current 2006 tax provision represents an effective tax rate of approximately 30.2 percent as compared to 33.7 percent for the prior year. The lower effective tax rate for 2007 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 30.5 percent for the remainder of 2007.

Net Interest Income

Tax-equivalent interest income totaled $11.7 million for the three months ended March 31, 2007, an increase of $1.7 million or 17.1 percent, compared to $10.0 million a year ago.  Of the $1.7 million increase in interest income, $966 thousand is due to an increase in the volume of interest-earning assets, while $753 thousand is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $56.1 million to $644.6 million at March 31, 2007 compared to $588.5 million at March 31, 2006.  This was due to a $51.9 million increase in average total loans plus a $3.1 million increase in average total securities and a $1.2 million increase in average federal funds sold and interest bearing deposits.  The impact of the higher interest rate environment in the first quarter of 2007 compared to a year ago was evident in the rates earned on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as federal funds sold and interest bearing deposits.  Tax-equivalent interest income included the net recovery and recognition of $194 thousand in interest on non-accrual loans.

Key interest rate increases during the quarter included:

•               The average interest rate earned on federal funds sold and interest-bearing deposits increased 84 basis points to 5.15 percent for the quarter ended March 31, 2007 compared to 4.31 percent for the same period a year ago.

•               The average interest rate earned on SBA loans equaled 11.44 percent during the quarter, an increase of 142 basis points over the comparable quarter in 2006, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•               The average interest rate earned on Consumer loans increased 37 basis points to 6.86 percent for the three months ended March 31, 2007 compared to 6.49 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•               The average interest rate earned on Commercial loans was 7.62 percent for the quarter, an increase of 31 basis points over the comparable quarter in 2006.

The higher interest rate environment and competitive New Jersey market place has also increased interest expense and the cost of funds.  Total interest expense was $5.7 million for the three months ended March 31, 2007, an increase of $1.7 million or 44 percent, compared to $3.9 million for the same period a year ago. Of the $1.7 million increase in interest expense, $1.0 million is due to an increase in the cost of funds while $709 thousand is related to an increase in average interest-bearing liabilities.  Quarter over quarter, average interest-bearing liabilities increased $56.1 million as average interest-bearing deposits increased $30.2 million and borrowed funds and subordinated debentures increased $25.9 million. Total interest-bearing deposits were $479 million on average, an increase of $30.2 million or 6.7 percent compared to $448.7 million for the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds and subordinated debentures increased $25.9 million to $75.1 million as of March 31, 2007 due to the addition of $15.5 million in subordinated debentures and $10.4 million in FHLB borrowings.   The rate paid on interest bearing liabilities increased 95 basis points to 4.16 percent for the three months ended March 31, 2007 from 3.21 percent in the same period in 2006.  The cost of interest-bearing deposits increased 91 basis points to 3.97 percent as the rates paid on all deposit products increased while the cost of borrowed funds and subordinated debentures increased 71 basis points to 5.34 percent.  The high cost of deposits in the NJ marketplace combined with a shift in our average deposit base from 29 percent interest bearing checking, 35 percent savings and 36 percent time deposits in the first quarter of 2006 to 20 percent, 44 percent and 36 percent in the first quarter of 2007, respectively, contributed to an increase in our cost of funds for the quarter.  The change in the deposit portfolio reflects the transfer of balances from interest bearing demand into the higher cost variable rate savings product.

Tax-equivalent net interest income remained relatively flat at  $6.0 million for the quarter ended March 31, 2007 and 2006.  Net interest margin constricted 37 basis points to 3.75 percent compared to 4.12 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the higher cost of funding. The net interest spread was 3.18 percent for the  three months ended March 31, 2007 compared to 3.65 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	March 31, 2007			March 31, 2006
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$20,650	$262	5.15%	$19,493	$207	4.31%
Securities:
Available for sale	64,905	792	4.88	64,812	721	4.45
Held to maturity	42,287	558	5.28	39,291	476	4.85
Total securities	107,192	1,350	5.04	104,103	1,197	4.60
Loans, net of unearned discount:
SBA loans	81,783	2,340	11.44	85,931	2,153	10.02
Commercial	318,638	5,988	7.62	271,323	4,892	7.31
Residential mortgages	62,903	888	5.65	61,126	820	5.37
Consumer	53,419	904	6.86	46,501	744	6.49
Total loans	516,743	10,120	7.91	464,881	8,609	7.47
Total interest-earning assets	644,585	11,732	7.34	588,477	10,013	6.86
Non interest-earning assets:
Cash and due from banks	12,228			11,698
Allowance for loan losses	(7,877)			(7,154)
Other assets	29,495			26,847
Total non interest-earning assets	33,846			31,391
Total Assets	$678,431			$619,868

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$97,570	552	2.29	$128,150	694	2.20
Savings deposits	210,879	2,171	4.18	158,058	1,192	3.06
Time deposits	170,508	1,970	4.69	162,533	1,499	3.74
Total interest-bearing deposits	478,957	4,693	3.97	448,741	3,385	3.06
Borrowed funds and subordinated debentures	75,133	990	5.34	49,279	562	4.63
Total interest-bearing liabilities	554,090	5,683	4.16	498,020	3,947	3.21
Non interest-bearing liabilities:
Demand deposits	75,222			78,179
Other liabilities	2,927			2,339
Total non interest-bearing liabilities	78,149			80,518
Shareholders’ equity	46,192			41,330
Total Liabilities and Shareholders’ Equity	$678,431			$619,868

Net interest spread		6,049	3.18%		6,066	3.65%
Tax-equivalent basis adjustment		(30)			(13)
Net interest income		6,019			$6,053
Net interest margin			3.75%			4.12%

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

Rate Volume Table

	Three Months Ended March 31, 2007
	versus March 31, 2006
	Due to change in:
	Volume	Rate	Total
Interest Income
SBA	$(108)	$295	$187
Commercial	882	214	1,096
Residential mortgage	24	44	68
Consumer	116	44	160
Total Loans	914	597	1,511

Available for sale securities	1	70	71
Held to maturity securities	38	44	82
Federal funds sold and interest-bearing deposits	13	42	55
Total interest-earning assets	$966	$753	$1,719

Interest Expense
Interest-bearing checking	$(169)	$27	$(142)
Savings deposits	469	510	979
Time deposits	77	394	471
Total interest-bearing deposits	377	931	1,308
Borrowings	332	96	428
Total interest-bearing liabilities	709	1,027	1,736
Tax equivalent net interest income	$257	$(274)	$(17)
Tax equivalent adjustment			(17)
Increase in net interest income			$(34)

Provision for Loan Losses

The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

The provision for loan losses was $200 thousand for the three months ended March 31, 2007, a decrease of $100 thousand, compared to $300 thousand for the same period a year ago. The decrease from a year ago was primarily due to lower levels of net charge-offs compared to the comparable quarter a year ago.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Non-Interest Income

Non-interest income consists of deposit service charges, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Non-interest income was $1.7 million for the three months ended March 31, 2007, a decrease of $323 thousand compared with the same period in 2006.   The components of non-interest income are as follows:

	Three months ended March 31,
			Percent
(In thousands)	2007	2006	Change
Deposit service charges	$349	$433	(19.4)%
Loan and servicing fees	366	395	(7.3)
Gains on SBA loan sales, net	679	700	(3.0)
Gains on mortgage loan sales	9	62	(85.5)
Gains on sales of other loans	—	82	—
Net security gains	10	—	NM
Bank owned life insurance	49	47	4.3
Other income	217	283	(23.3)
Total non-interest income	$1,679	$2,002	(16.1)%

   NM = Not meaningful

Service charges on deposit accounts decreased $84 thousand or 19.4 percent for the three months ended March 31, 2007 when compared to the same period a year ago.  These decreases were a result of lower levels of uncollected fees as the result of faster clearing times due to the implementation of the federal law “Check 21” and its increase in electronic check processing, in addition to reduced holding times on foreign checks from 5 days to 4 days.

Service and loan fee income decreased $29 thousand or 7.3 percent for the three months ended March 31, 2007 when compared to the same period a year ago.  The decrease quarter over quarter in loan and servicing fees was the result of lower servicing fee rates on our serviced SBA portfolio offset in part by higher levels of loan prepayment fees.  Average serviced SBA loans totaled $142.4 million and $146.9 million for the quarter ended March 31, 2007 and 2006, respectively.

Net gains on SBA loan sales decreased $21 thousand or 3.0 percent for the quarter, compared to the same period a year ago.  SBA loan sales totaled $11.3 million for the three months ended March 31, 2007, compared to $9.6 million for the three months ended March 31, 2006.  However, net gains decreased as a result of a lower premiums on sale and increased commission and broker expenses allocated to the loans.

Net gains on mortgage loan sales decreased $53 thousand for the three months ended March 31, 2007.  Mortgage loan sales totaled  $738 thousand for the three month period ended March 31, 2007, compared to $4.4 million, a year ago.

There were no net gains on the sale of other loans during the quarter ended March 31, 2007.  During the three month period ended March 31, 2006, the Company sold approximately  $5.0 million of commercial hotel/motel loans and a net gain of $82 thousand was realized.

A net security gain of $10 thousand was realized during the three months ended March 31, 2007 upon the call of a security.  There were no security gains realized during the first quarter of 2006.

Bank owned life insurance income totaled $49 and $47 thousand for the three months ended March 31, 2007 and 2006.

Other non-interest income decreased $66 thousand for the three months ended March 31, 2007 compared with the same period a year ago due primarily to reduced commercial loan referral fees.

Non-Interest Expense

Total non-interest expense increased $161 thousand or 3.1 percent to $5.4 million for the three months ended March 31, 2007 compared to a year ago.  These increased operating expenses reflect the Company’s growth plans.  During the first quarter of 2007, two SBA loan production offices were opened in Florida and one in North Carolina.  In addition, the Company opened its Forks Township, Pennsylvania office during the fourth quarter of 2006.  The components of non-interest expense are as follows:

	Three Months Ended March 31,
			Percent
(In thousands)	2007	2006	Change
Compensation and benefits	$2,955	$2,725	8.4%
Occupancy	673	648	3.9
Processing and communications	550	527	4.4
Furniture and equipment	400	393	1.9
Professional services	136	132	3.0
Loan servicing costs	90	101	(10.9)
Advertising	94	170	(44.7)
Other expenses	519	560	(7.3)
Total non-interest expense	$5,417	$5,256	3.1%

Compensation and benefits expense, the largest component of non-interest expense, increased $230 thousand, or 8.4 percent, for the three months ended March 31, 2007.   The increase in compensation and benefits may be attributed to the expansion of our retail branch staff at our new branch and the addition of new SBA lenders. Total full time equivalent employees amounted to 179 at March 31, 2007, compared to 190 at March 31, 2006.

Occupancy expense increased $25 thousand or 3.9 percent, for the three months ended March 31, 2007 compared to the same period a year ago. The increase was due to additional rental expense, leasehold improvements and property taxes associated with  the expansion of our retail branch and lending networks, offset in part by lower repair and maintenance expenses.

Processing and communications expense increased $23 thousand, or 4.4 percent, for the three months ended March 31, 2007 compared to the same period a year ago. The increased processing and communications expenses reflect increased transaction volume due to the increase in loans and deposits.

Furniture and equipment expense increased $7 thousand, or 1.9 percent, for the three months ended March 31, 2007, compared to the same period a year ago.  These increases in furniture and equipment were primarily related to increased network maintenance costs and increased depreciation expenses derived from the expansion and refurbishment of the branch network.

Professional services increased $4 thousand, or 3.0 percent, for the three months ended March 31, 2007 compared to the same period a year ago, due to increased consulting, audit and loan review fees, offset in part by lower legal fees.

Loan servicing costs decreased $11 thousand, or 10.9 percent for the three months ended March 31, 2007 compared to the same period a year ago. Loan servicing expenses decreased due to the collection of expenses on delinquent loans.

Advertising expense decreased $76 thousand or 44.7 percent for the three months ended March 31, 2006.  The decrease was due to decreased marketing expenses related to new business generation.

Other operating expenses decreased $41 thousand or 7.3 percent for the quarter ended March 31, 2007 compared to the prior year, primarily due to the establishment of a reserve for loan commitments during the first quarter of 2007.

Income Tax Expense

For the quarter ended March 31, 2007, the provision for income taxes was $630 thousand compared to $842 thousand for the same period a year ago.  The current 2007 tax provision represents an effective tax rate of approximately 30.2 percent as compared to 33.7 percent for the prior year. The lower effective tax rate for 2007 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 30.5 percent for the remainder of 2007.

Financial Condition at March 31, 2007

Total assets at March 31, 2007 were $681.3 million compared to $628.1 million a year ago and $694.1 million at year-end 2006. Compared to year-end 2006, total assets decreased due to deposit run-off resulting in lower levels of federal funds sold and investment securities, offset in part by increased borrowings to fund loan growth.

Securities

The Company’s investment securities portfolio is maintained for asset-liability management purposes, as an additional source of liquidity, and as an additional source of earnings.  The securities portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) investments.  AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of AFS or HTM at the time of purchase. The portfolio is comprised of obligations of the U.S. Government and government sponsored agencies, collateralized mortgage obligations, corporate and equity securities. Approximately 89 percent of the total investment portfolio has a fixed rate of interest.

AFS securities totaled $66.2 million at March 31, 2007, an increase of $602 thousand from year-end 2006. This increase was the result of $2.8 million in purchases partially offset by $2.5 million in maturities, principal payments received and sales and $238 thousand appreciation in the market value of the portfolio.  The yield on the AFS securities portfolio was 4.88 percent for the three months ended March 31, 2007, compared to 4.45 percent a year ago.  The weighted average life of the AFS portfolio was 4.41 years and the effective duration of the portfolio was 2.99 years at March 31, 2007 compared to 4.69 years and 3.08 years at December 31, 2006.

HTM securities totaled $38.1 million at March 31, 2007, a decrease of $4.7 million compared to $42.8 million at December 31, 2006. This decrease was the result of  $4.7 million in calls and principal payments received.  The yield on HTM securities was 5.28 percent for the three months ended March 31, 2007 compared to 4.85 percent for the same period a year ago. As of March 31, 2007 and December 31, 2006, the market value of HTM securities was $37.5 million and $42.4 million, respectively.  The weighted average life of the HTM portfolio was 3.91 years and the effective duration of the portfolio was 3.11 years at March 31, 2007 compared to 4.00 years and 3.01 years at December 31, 2006.

Securities with a carrying value of $58.7 million and $47.6 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in this pledged security figure is $2.0 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans at March 31, 2007 increased $7.9 million or 1.6 percent to $515.6 million compared to $507.7 million at year-end 2006 due to commercial and consumer loan growth.  The loan portfolio concentration consisted of 62 percent commercial, 15 percent SBA, 12 percent residential mortgages and 11 percent consumer loans at March 31, 2007.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $318.9 million at March 31, 2007 and increased $6.7 million compared to $312.2 million at year-end 2006. The yield on commercial loans was 7.62 percent for the three months ended March 31, 2007 compared to 7.31 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $68.3 million at March 31, 2007, an increase of $1.5 million from year-end 2006. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $9.3 million at March 31, 2007, a decrease of $3.0 million from year-end 2006. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate was 11.44 percent for the three months ended March 31, 2007 compared to 10.02 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans remained relatively flat at $63.6 million and $63.5 million at March 31, 2007 and December 31, 2006, respectively.  The Company did not originate a significant amount of residential mortgage loans held for investment during the quarter. The yield on residential mortgages was 5.65 percent for the three months ended March 31, 2007 compared to 5.37 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $55.4 million at March 31, 2007, an increase of $2.5 million from $52.9 million at December 31, 2006. The yield on consumer loans was 6.86 percent for the three months ended March 31, 2007, compared to 6.49 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflects the repricing of existing loans and higher interest rate environment at March 31, 2007 compared to March 31, 2006.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	March 31, 2007	Dec. 31, 2006	March 31, 2006
Non-performing loans:
SBA (1)	$2,972	$3,172	$1,490
Commercial	2,933	5,212	488
Residential mortgage	414	322	1,446
Consumer	196	203	181
Total non-performing loans	6,515	8,909	3,605
OREO	256	211	176
Total Non-Performing Assets	$6,771	$9,120	$3,781
Past Due 90 days or more and still accruing interest:
SBA	$145	$—	$126
Commercial	—	—	200
Residential mortgage	—	78	—
Consumer	—	—	—
Total accruing loans 90 days or more past due	$145	$78	$326
Non-Performing assets to total assets	0.99%	1.31%	0.60%
Non-Performing assets to loans and OREO	1.31%	1.80%	0.81%
Allowance for loans losses as a percentage of non-performing loans	119.06%	85.58%	197.50%
Allowance for loan losses to total loans	1.50%	1.50%	1.52%

(1) SBA Loans Guaranteed	$1,442	$2,953	$758

Non-performing assets amounted to $6.8 million at March 31, 2007, a decrease of $2.4 million from year-end 2006.  This reduction was due primarily to $5.5 million in payoffs, pay-downs, charge-offs and SBA repurchases partially offset by $3.1 million in loans transferred to non-accrual status. There were $145 thousand in loans past due 90 days or more at March 31, 2007 while $78 thousand in loans were past due 90 days or more at December 31, 2006.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There were $2.7 million in potential problem loans at March 31, 2007 and December 31, 2006.

Allowance for Loan Losses

The allowance for loan losses totaled $7.8 million, $7.6 million, and $7.1 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively with resulting allowance to total loan ratios of 1.50 percent, 1.50 percent and 1.52 percent respectively. Net charge offs amounted to $67 thousand for the three months ended March 31, 2007, compared to $72 thousand for the three months ended March 31, 2006.

The following is a reconciliation summary of the allowance for loan losses for the three and nine months ended March 31, 2007 and 2006:

Allowance for Loan Loss Activity	Three Months Ended March 31,
(In thousands)	2007	2006
Balance, beginning of period	$7,624	$6,892
Provision charged to expense	200	300

Charge-offs:
SBA	116	46
Commercial	—	4
Residential mortgage	—	—
Consumer	2	35
Total Charge-offs	118	85

Recoveries:
SBA	41	—
Commercial	6	11
Residential mortgage	—	—
Consumer	4	2
Total recoveries	51	13
Total net charge-offs	67	72
Balance, end of period	$7,757	$7,120
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.05%	0.06%
Allowance for loan losses to total loans at period end	1.50%	1.52%
Allowance for loan losses to non-performing loans	119.06%	197.50%

Deposits

Deposits, which include non-interest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

During the first quarter of 2007, total deposits decreased $25.1 million to $541.4 million at March 31, 2007 from $566.5 million at December 31, 2006. The decrease in deposits was primarily the result of a $16.1 million decrease in interest bearing demand deposits, a $13.9 million decrease in time deposits, and a $3.8 million decrease in demand deposits, partially offset by a $8.7 million increase in savings deposits.   This run-off consisted primarily of higher rate municipal deposits, which decreased $19.9 million to $20.2 million at March 31, 2007 compared to $40.1 million at December 31, 2006.

During the first quarter of 2007, deposit pricing in the New Jersey market place became extremely competitive and due to the high rate environment the Company chose not to compete for short-term high rate deposit products in order to protect net interest income.  Loans were funded with cash flow from investment securities, federal funds sold and borrowings during this period.

This activity has resulted in a shift in our deposit concentration from 19 percent interest bearing demand and 36 percent savings accounts at December 31, 2006 to 17 percent interest bearing demand and 40 percent savings deposits at March 31, 2007.  This reallocation was directly related to promotion of the Company’s new variable rate savings product and the transfer of balances from interest bearing demand accounts into the higher cost savings product.  The concentration of time deposits equaled 31 percent at March 31, 2007 and 30 percent at year-end 2006, while demand deposits equaled 14 percent and 13 percent, respectively.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $89.7 million at March 31, 2007, an increase of $10.0 million or 12.5 percent from December 31, 2006.  As of March 31, 2007, the Company was a party to the following borrowed funds and subordinated debenture transactions:

•                  A $15 million Federal Home Loan Bank (“FHLB”) Overnight Line of Credit Advance at a rate of 5.49% repaid on April 2, 2007.

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

•                  A $10 million advance from the FHLB.  The 4.92 percent borrowing from the FHLB matures in 2010 and is callable by the FHLB at any time.

•                  A $10 million FHLB advance with a term of 10 years, expiring on November 2, 2016 and a fixed rate of 4.025 percent.  The borrowing is convertible by the FHLB on November 2, 2007 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  A $10 million FHLB repo-advance with a term of 10 years, expiring on December 15, 2016 and a fixed rate of 4.13 percent. The borrowing is convertible by the FHLB on December 15, 2008 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3-month Libor plus 340 basis points.  At March 31, 2007, the rate equaled 8.75 percent.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.  Based on the current interest rate environment, the Company believes that this borrowing will be redeemed in September 2007.

•                  $10.3 million in subordinated debentures issued on July 24, 2006 with a floating rate of 3-month Libor plus 159 basis points.  At March 31, 2007, the rate equaled 6.94 percent.  The subordinated debentures mature on June 30, 2036, but are callable after five years at the option of the Company.

•                  $5.2 million in subordinated debentures issued on December 16, 2006 with a floating rate of 3-month Libor plus 165 basis points.  At March 31, 2007, the rate equaled 7.01 percent.  The subordinated debentures mature on December 31, 2036, but are callable after five years at the option of the Company.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2007, is a decline of 2.45 percent in a rising rate environment and an increase of  0.56 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2006 the economic value of equity with rate shocks of 200 basis points was a decline of 2.38 percent in a rising rate environment and an increase of 0.40 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $39.1 million at March 31, 2007, a decrease of $16.3 million from December 31, 2006. Net cash provided by operating activities for the three months ended March 31, 2007, amounted to $5.5 million, primarily due to proceeds from the sales of SBA loans and net income from operations, partially offset by originations of loans held for sale. Net cash used in investing activities amounted to $6.7 million for the three months ended March 31, 2007, primarily due to loan originations, security loan purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash used in financing activities, amounted to $15.1 million for the three months ended March 31, 2007, attributable to decreased deposits, repayment of borrowed funds and the payment of dividends, partially offset by increased borrowings and proceeds from the exercise of stock options.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At March 31, 2007, the Parent Company had $6.7 million in cash and $257 thousand in marketable securities, valued at fair market value compared to $6.9 million in cash and $270 in marketable securities at December 31, 2006. The decrease in cash at the parent company was due to the payment of dividends and other operating expenses.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At March 31, 2007, $16.9 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $23.4 million at March 31, 2007.

As of March 31, 2007, deposits included $20.2 million of Government deposits, as compared to $40.1 million at December 31, 2006.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $17.2 million of deposits from four municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At March 31, 2007, the Bank had $120.5 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $25.9 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Ratio	62,515	9.24%	≥27,074	4.00%	≥33,842	5.00%
Tier I risk-based ratio	62,515	11.43%	≥21,880	4.00%	≥32,820	6.00%
Total risk-based ratio	77,736	14.21%	≥43,759	8.00%	≥54,699	10.00%
As of December 31, 2006
Leverage Ratio	60,744	9.08%	≥26,784	4.00%	≥33,481	5.00%
Tier I risk-based ratio	60,744	10.80%	≥22,499	4.00%	≥33,749	6.00%
Total risk-based ratio	76,473	13.60%	≥44,999	8.00%	≥56,248	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

(In thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Ratio	49,751	7.36%	27,021	4.00%	≥33,776	5.00%
Tier I risk-based ratio	49,751	9.08%	≥21,915	4.00%	≥32,873	6.00%
Total risk-based ratio	71,113	12.98%	≥43,831	8.00%	≥54,789	10.00%
As of December 31, 2006
Leverage Ratio	48,125	7.20%	≥26,723	4.00%	≥33,404	5.00%
Tier I risk-based ratio	48,125	8.55%	≥22,518	4.00%	≥33,777	6.00%
Total risk-based ratio	69,670	12.38%	≥45,036	8.00%	≥56,295	10.00%

Shareholders’ Equity

Shareholders’ equity increased $1.6 million, or 3.5 percent, to $47.8 million at March 31, 2007 compared to $46.2 million at December 31, 2006.  This increase was the result of $1.5 million in net income, $334 thousand in proceeds from stock options exercised and a $147 thousand appreciation in the market value of the securities available for sale portfolio, partially offset by $335 thousand in cash dividends declared during the three months ended March 31, 2007.

On April 26, 2007, the Company announced a 5 percent stock distribution payable on June 29, 2007 to all shareholders of record as of June 15, 2007 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended

March 31, 2007.  As of March 31, 2007 the Company had repurchased a total of 149 thousand shares of which 125 thousand shares have been retired, leaving 507 thousand shares remaining to be repurchased under the plan.

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

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

During 2007, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.           Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no significant changes in the Company’s assessment of the risk factors associated with the Company’s securities in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          and  (b) — none

(c )

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through March 31, 2007	0	0	148,754	507,234
Total	24,171	$10.01	148,754	507,234

Item 3.  Defaults Upon Senior Securities—None

Item 4.  Submission of Matters to a Vote of Security Holders — None

Item 5.  Other Information — None

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

UNITY BANCORP, INC.

Dated: May 4, 2007	By:	/s/ ALAN J. BEDNER, JR.
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