Form 10-Q
period 2007-06-30
UNITY BANCORP INC /NJ/
filed 2007-08-10
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2007 common stock, no par value:  6,872,290 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(unaudited)

(In thousands)	06/30/07	12/31/06	06/30/06
Assets
Cash and due from banks	$14,696	$14,727	$13,709
Federal funds sold and interest bearing deposits	51,063	40,709	42,631
Securities:
Available for sale	66,199	65,595	68,104
Held to maturity (market value of $35,523, $42,449 and $39,700, respectively)	36,531	42,815	40,875
Total securities	102,730	108,410	108,979
Loans:
SBA held for sale	8,914	12,273	24,384
SBA held to maturity	66,634	66,802	59,111
Commercial	342,328	312,195	297,826
Residential mortgage	69,417	63,493	55,966
Consumer	54,092	52,927	47,335
Total loans	541,385	507,690	484,622
Less: Allowance for loan losses	7,997	7,624	7,257
Net loans	533,388	500,066	477,365
Premises and equipment, net	11,614	11,610	10,954
Bank owned life insurance	5,467	5,372	5,279
Accrued interest receivable	3,687	3,926	3,460
Loan servicing asset	2,289	2,294	2,424
Goodwill and other intangibles	1,596	1,603	1,611
Other assets	5,873	5,389	4,458
Total assets	$732,403	$694,106	$670,870
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest bearing demand deposits	$74,731	$79,772	$81,721
Interest bearing checking	84,107	105,382	116,497
Savings deposits	218,273	205,919	187,841
Time deposits, under $100,000	138,440	111,070	124,652
Time deposits, $100,000 and over	80,542	64,322	65,665
Total deposits	596,093	566,465	576,376
Borrowed funds	60,000	55,000	40,000
Subordinated debentures	24,744	24,744	9,279
Accrued interest payable	595	475	313
Accrued expense and other liabilities	2,729	1,194	1,948
Total liabilities	684,161	$647,878	$627,916
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value, 12,500 shares authorized	49,087	44,343	43,866
Retained earnings	1,435	2,951	1,063
Treasury stock (102 shares at June 30, 2007 and 24 shares at December 31, 2006 and June 30, 2006)	(1,121)	(242)	(242)
Accumulated other comprehensive loss	(1,159)	(824)	(1,733)
Total Shareholders’ Equity	48,242	46,228	42,954
Total Liabilities and Shareholders’ Equity	$732,403	$694,106	$670,870

Issued common shares	7,122	6,973	6,932
Outstanding common shares	7,020	6,949	6,908

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Fed funds sold and interest on deposits	$221	$354	$483	$561
Securities:
Available for sale	778	709	1,558	1,417
Held to maturity	478	467	1,018	943
Total securities	1,256	1,176	2,576	2,360
Loans:
SBA loans	2,202	2,179	4,542	4,332
Commercial loans	6,378	5,368	12,366	10,260
Residential mortgage loans	967	788	1,855	1,608
Consumer loans	951	779	1,855	1,523
Total loan interest income	10,498	9,114	20,618	17,723
Total interest income	11,975	10,644	23,677	20,644
Interest expense:
Interest-bearing demand deposits	477	653	1,029	1,347
Savings deposits	2,122	1,704	4,293	2,896
Time deposits	2,153	1,671	4,123	3,170
Borrowed funds and subordinated debentures	1,136	583	2,126	1,145
Total interest expense	5,888	4,611	11,571	8,558
Net interest income	6,087	6,033	12,106	12,086
Provision for loan losses	350	250	550	550
Net interest income after provision for loan losses	5,737	5,783	11,556	11,536
Noninterest Income:
Service charges on deposit accounts	339	409	688	842
Service and loan fee income	380	406	746	801
Gain on sales of SBA loans, net	824	558	1,503	1,258
Gain on sales of mortgage loans	19	110	28	172
Gain on sales of other loans	—	—	—	82
Net security gains	—	—	10	—
Bank owned life insurance	46	47	95	94
Other income	140	117	357	400
Total noninterest income	1,748	1,647	3,427	3,649
Noninterest expense:
Compensation and benefits	2,723	2,664	5,678	5,389
Occupancy	644	646	1,317	1,294
Processing and communications	563	553	1,113	1,080
Furniture and equipment	394	381	794	774
Professional services	162	151	298	283
Loan servicing costs	169	55	259	156
Advertising	105	148	199	318
Deposit insurance	16	16	34	33
Other expenses	491	387	992	930
Total noninterest expense	5,267	5,001	10,684	10,257
Net income before provision for income taxes	2,218	2,429	4,299	4,928
Provision for income taxes	676	792	1,306	1,634
Net income	$1,542	$1,637	$2,993	$3,294

Net income per common share - Basic	$0.22	$0.24	$0.43	$0.48
Net income per common share - Diluted	0.21	0.23	0.41	0.45
Weighted average shares outstanding – Basic	6,985	6,903	6,981	6,893
Weighted average shares outstanding – Diluted	7,295	7,250	7,298	7,246

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2007 and 2006

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2005	6,863	$38,423	$3,897	$(242)	$(1,149)	$40,929
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax			(492)			(492)
Adjusted balance at December 31, 2005	6,863	$38,423	$3,405	$(242)	$(1,149)	$40,437
Comprehensive income:
Net Income			3,294			3,294
Unrealized holding loss on securities arising during the period, net of tax benefit of $358					(584)
Net unrealized holding loss on securities arising during the period, net of tax benefit of $358					(584)	(584)
Total comprehensive income						2,710
Cash dividends declared on common stock of $.10 per share			(644)			(644)
5% Stock Dividend, including cash-in-lieu of fractional shares		4,987	(4,992)			(5)
Issuance of common stock:
Employee benefit plans	45	456	—	—		456
Balance, June 30, 2006	6,908	$43,866	$1,063	$(242)	$(1,733)	$42,954

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2006	6,949	$44,343	$2,951	$(242)	$(824)	$46,228
Comprehensive income:
Net Income			2,993			2,993
Unrealized holding gain on securities arising during the period, net of tax benefit of $202					(328)
Less: Reclassification adjustment for gains included in net income, net of tax of $3					7
Net unrealized holding gain on securities arising during the period, net of tax benefit of $205					(335)	(335)
Total comprehensive income						2,658
Cash dividends declared on common stock of $.10 per share			(686)			(686)
Treasury stock purchased	(78)			(879)		(879)
5% Stock Dividend, including cash-in-lieu of fractional shares		3,820	(3,823)			(3)
Issuance of common stock:
Employee benefit plans	149	924	—	—		924
Balance, June 30, 2007	7,020	$49,087	$1,435	$(1,121)	$(1,159)	$48,242

       See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
(In thousands)	2007	2006
Operating activities:
Net income	$2,993	$3,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	550
Depreciation and amortization	387	425
Decrease in deferred income taxes	(341)	(91)
Net gain on sale of securities	(10)	—
Gain on sale of SBA loans held for sale	(1,503)	(1,258)
Gain on sale of mortgage loans	(28)	(172)
Gain on sale of other loans	—	(82)
Origination of mortgage loans held for sale	(1,614)	(11,237)
Origination of SBA loans held for sale	(21,894)	(18,514)
Proceeds from the sale of mortgage loans held for sale	1,642	11,409
Proceeds from the sale of SBA loans	26,756	18,455
Net change in other assets and liabilities	2,168	(54)
Net cash provided by operating activities	9,106	2,725
Investing activities:
Purchases of securities held to maturity	—	(4,360)
Purchases of securities available for sale	(6,104)	(7,808)
Maturities and principal payments on securities held to maturity	6,264	4,182
Maturities and principal payments on securities available for sale	4,953	4,309
Proceeds from the sale of other real estate owned	267	239
Net increase in loans	(37,472)	(35,107)
Purchases of premises and equipment	(529)	(855)
Net cash used in investing activities	(32,620)	(39,400)
Financing activities:
Net increase in deposits	29,628	54,516
Proceeds from new borrowings	15,000	—
Repayments of borrowings	(10,000)	—
Proceeds from the issuance of common stock	756	370
Purchase of treasury stock	(879)	—
Dividends paid	(668)	(630)
Net cash provided by financing activities	33,837	54,256
Increase in cash and cash equivalents	10,323	17,581
Cash and cash equivalents at beginning of year	55,436	38,759
Cash and cash equivalents at end of period	$65,759	$56,340
Supplemental disclosures:
Cash:
Interest paid	$11,451	$8,519
Income taxes paid	1,839	2,462
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	423	61

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2007

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc. and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

On April 26, 2007, the Company announced a 5 percent stock dividend, which was paid on June 29, 2007 to all shareholders of record as of June 15, 2007 and accordingly, all share amounts have been restated to include the effect of the distribution.

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

The Company has incentive and non-qualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  The period during which the option is vested is generally 3 years, but no option may be exercised after 10 years from the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2007, 1,448,123 shares have been reserved for issuance upon the exercise of options, 704,335 option grants are outstanding, and 535,089 option grants have been exercised, forfeited or expired leaving 208,699 shares available for grant.

Compensation expense related to stock-based compensation awards totaled $28 thousand and $6 thousand for the three months ended June 30, 2007 and 2006, respectively and $57 thousand and $12 thousand for the six months ended June 30, 2007 and 2006, respectively.    The following table presents the impact of SFAS 123R on the Company’s financial statements for the quarter and six month periods ended June 30, 2007.

Under SFAS 123R	Quarter	YTD
Net income before provision for income taxes	$2,218	$4,299
Net income	1,542	2,993
Net income per common share – Basic	0.22	0.43
Net income per common share – Diluted	0.21	0.41

During the six months ended June 30, 2007 and 2006, the fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Number of Shares Granted	63,788	16,538
Weighted Average Exercise Price	$13.19	$12.70
Weighted Average Fair Value	$3.62	$2.84
Expected life	4.01	4.19
Expected volatility	29.72%	23.50%
Risk-free interest rate	4.86%	3.99%
Dividend yield	1.45%	1.36%

There were no stock options granted during the quarters ended June 30, 2007 and 2006.

Transactions under the Company’s stock option plans during the six months ended June 30, 2007 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	766,646	$2.20 – 14.71	$5.80
Options Granted	63,788	11.81 – 13.25	13.19
Options Exercised	(119,420)	2.84 – 9.30	4.93
Options Expired	(6,679)	10.79 – 13.25	12.75
Outstanding at June 30, 2007	704,335	$2.20 – 14.71	$6.55	5.37	$3,621,222

Exercisable at June 30, 2007	619,980	$2.20 – 12.70	$5.63	4.82	$3,619,141

The following table summarizes nonvested stock option activity for the six months ended June 30, 2007:

	Shares	Average Grant Date Fair Value
Nonvested stock options at December 31, 2006	36,501	$3.18
Granted	63,788	3.62
Vested	(9,255)	2.28
Forfeited	(6,679)	3.45
Nonvested stock options at June 30, 2007	84,355	3.59

As of June 30, 2007, there was approximately $243 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 1.3 years.

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the three months ended June 30, 2007 and 2006 was $331 thousand and $38 thousand, respectively.   The total intrinsic value of the stock options exercised during the six months ended June 30, 2007 and 2006 was $420 thousand and $122 thousand, respectively.

Restricted Stock Awards

In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  These shares vest over a period of 4 years and are recognized as compensation to the employees over the vesting period.  Restricted stock awards during the first six months of 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of Shares Granted	500	0	18,613	8,655
Weighted Average Fair Market Value	$11.63	$0.00	$13.17	$13.45
Vested as of Period End	8,677	1,734	8,677	1,734

Compensation expense related to the restricted stock awards totaled $52 thousand and $17 thousand for the three months ended June 30, 2007 and 2006, respectively.  Compensation expense related to the restricted stock awards totaled $88 thousand and $41 thousand for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, 115,763 shares of restricted stock were reserved for issuance, of which 53,895 shares are outstanding, 1,200 shares have been issued and 60,668 shares are available for grant.

Transactions under the Company’s restricted stock award plans during the six months ended June 30, 2007 are summarized as follows:

	Number of Shares	Price per Share	Weighted Average Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	37,473	$11.13 –14.71	$12.53
Granted	18,613	11.63 - 13.52	13.17
Issued	(1,200)	11.13 –13.45	11.88
Canceled	(991)	11.13 –13.45	12.10
Outstanding at June 30, 2007	53,895	$11.13 –14.71	$12.77	8.85	$1,650

Vested at June 30, 2007	8,677	$11.13 –13.45	$12.27	8.27	$733

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

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net Income to common shareholders	$1,542	$1,637	$2,993	$3,294
Basic weighted-average common shares outstanding	6,985	6,903	6,981	6,893
Plus: Common stock equivalents	310	347	317	353
Diluted weighted –average common shares outstanding	7,295	7,250	7,298	7,246
Net Income per Common share:
Basic	$0.22	$0.24	$0.43	$0.48
Diluted	0.21	0.23	0.41	0.45
Return on average assets	0.89%	1.03%	0.88%	1.05%
Return on average common equity	13.14%	15.39%	12.94%	15.82%
Efficiency ratio*	67.22%	65.12%	68.83%	65.19%

* Noninterest expense divided by net interest income plus noninterest income less securities gains

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

NOTE 5. Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  SFAS 159 further establishes certain additional disclosure requirements.  SFAS 159 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted.  Management is currently evaluating the impact of the adoption of SFAS 159 will have on the Company’s financial condition and results of operations.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2006 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk factors, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  It’s wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 15 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey, Northampton County in Pennsylvania and a loan production office in Long Island, New York.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

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

Earnings Summary

Net income for the three months ended June 30, 2007 was $1.5 million, a decrease of $95 thousand or 5.8 percent, compared to net income of $1.6 million for the same period in 2006.  During the quarter, the Company reported increased net interest income, noninterest income and a lower tax provision, which was offset by higher operating expenses and provision for loan losses.  However, quarterly net income increased $91 thousand or 6.3 percent compared to the first quarter of 2007.

Financial performance ratios for the quarters included:

•                  Earnings per basic share equaled $0.22, $0.21 and $0.24 for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006, respectively (after 5 percent stock dividend paid on June 29, 2007).

•                  Earnings per diluted share equaled $0.21, $0.20 and $0.23 for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006, respectively (after 5 percent stock dividend paid on June 29, 2007).

•                  Return on average assets equaled 0.89 percent, 0.87 percent and 1.03 percent for each of the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006, respectively.

•                  Return on average common equity equaled 13.14 percent, 12.74 percent and 15.39 percent for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006, respectively.

•                  The efficiency ratio equaled 67.22 percent, 70.46 percent and 65.12 percent for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006, respectively.

Net income for the six months ended June 30, 2007 was $3.0 million, a decrease of $301 thousand or 9.1 percent, compared to net income of $3.3 million for the same period in 2006.  This was the result of relatively flat net interest income and a lower provision for loan losses, offset by lower noninterest income and higher operating expenses.

Year to date performance highlights include:

•                  Earnings per basic share declined to $0.43 for the six months ended June 30, 2007 compared to $0.48 for the same period in 2006.

•                  Earnings per diluted share decreased to $0.41 for the six months ended June 30, 2007 compared to $0.45 for the same period a year ago.

•                  Return on average assets equaled 0.88 percent and 1.05 percent for each of the six month periods ended June 30, 2007 and 2006, respectively.

•                  Return on average common equity equaled 12.94 percent and 15.82 percent for the six months ended June 30, 2007 and 2006, respectively.

•                  The efficiency ratio equaled 68.83 percent for the six months ended June 30, 2007 compared to 65.19 percent for the same period a year ago.

During the first six months of 2007, there continued to be a flat and at times inverted yield curve, with short term rates equaling or exceeding longer term rates.   As this challenging interest rate environment continues, it has become more difficult to grow net interest income as the shape of the yield curve combined with the highly competitive pricing of deposits in the New Jersey and Eastern Pennsylvania markets has increased the Company’s cost of funds and constricted the net interest margin.

Net interest income, our largest component of operating income, increased $54 thousand or 0.9 percent to $6.1 million for the three months ended June 30, 2007 compared to the same period in 2006.  This increase was the result of a $54 million increase in average earning assets partially offset by a reduced net interest margin and spread.    Net interest margin (net interest income as a percentage of average interest earning assets) decreased 28 basis points to 3.71 percent for the current quarter compared to 3.99 percent for the same period a year ago.  Over the same period, net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) decreased 33 basis points to 3.13 percent from 3.46 percent a year ago.  For the six months ended June 30, 2007 and 2006, net interest income was flat at $12.1 million.  The net interest margin decreased 32 basis points to 3.73 percent for the six months ended June 30, 2007 compared to the same period a year ago.

Noninterest income increased $101 thousand or 6.1 percent to $1.7 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006.    This increase was due primarily to increased gains on the sale of Small Business Administration (“SBA”) loans and service and loan fee income, partially offset by decreased SBA servicing income, gains on Mortgage loan sales and service charges on deposits.  For the six months ended June 30, 2007, noninterest income was $3.4 million, a decrease of $222 thousand or 6.1 percent compared to $3.6 million during the same period a year ago.  This decrease was due primarily to decreased service and loan fee income, service charges on deposits, gains on Mortgage loan sales and other income, partially offset by increased gains on the sale of SBA loans.

Noninterest expense was $5.3 million for the three months ended June 30, 2007, an increase of $266 thousand or 5.3 percent compared to $5.0 million for the same period a year ago.   For the six-month period ended June 30, 2007, noninterest expense increased $427 thousand or 4.2 percent to $10.7 million compared to the six-month period ended June 30, 2006.  The increase in both periods was due primarily to increased compensation and benefits, loan servicing costs and other operating expenses, partially offset by lower advertising expenses.

For the quarter ended June 30, 2007, the provision for income taxes was $676 thousand compared to $792 thousand for the same period a year ago. The provision for income taxes decreased $328 thousand to $1.3 million for the six months ended June 30, 2007 compared to the same period a year ago.  The current 2007 tax provision represents an effective tax rate of approximately 30.4 percent as compared to 33.2 percent for the prior year. The lower effective tax rate for 2007 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 30.5 percent for the remainder of 2007.

Net Interest Income

Tax-equivalent interest income totaled $12.0 million for the three months ended June 30, 2007, an increase of $1.3 million or 12.6 percent, compared to $10.7 million a year ago.  Of the $1.3 million increase in interest income, $1.0 million was due to an increase in the volume of interest-earning assets, while $314 thousand was attributed to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $53.7 million to $660.3 million at June 30, 2007 compared to $606.6 million at June 30, 2006.  This was due to a $63.2 million increase in average total loans plus a $1.5 million increase in average total securities, offset in part by an $11.0 million decrease in average total federal funds sold and interest bearing deposits.The tax-equivalent yield on interest-earning assets increased to 7.28 percent for the three months ended June 30, 2007 compared to 7.04 percent for the prior year’s quarter.  This increase was due to the impact of the Federal Reserve Board’s last two rate hikes of this cycle during the second quarter of 2006 which totaled 50 basis points.  The impact of the higher interest rate environment in the second quarter of 2007 was evident as rates increased on variable rate instruments such as SBA loans, commercial loans and consumer home equity lines of credit, as well as the yield on mortgage loans and investment securities.  Key interest rate increases during the quarter included:

•               The average interest rate earned on Consumer loans increased 22 basis points to 6.91 percent for the three months ended June 30, 2007 compared to 6.69 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•               The average interest rate earned on SBA loans equaled 10.60 percent during the quarter, an increase of 19 basis points over the comparable quarter in 2006, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•               The average interest rate earned on Commercial loans was 7.63 percent for the quarter, an increase of 13 basis points over the comparable quarter in 2006.

•               The average interest rate earned on Mortgage loans was 5.93 percent for the quarter, an increase of 51 basis points over the comparable quarter in 2006.

•               The average interest rate earned on securities was 5.01 percent for the quarter, an increase of 31 basis points over the comparable quarter in 2006.

Quarter over quarter, the higher interest rate environment and competitive New Jersey and Eastern Pennsylvania marketplaces contributed to increased interest expense and a higher cost of funds.  Total interest expense was $5.9 million for the three months ended June 30, 2007, an increase of $1.3 million or 27.7 percent, compared to $4.6 million for the same period a year ago. Of the $1.3 million increase in interest expense, $772 thousand is related to an increase in average interest-bearing liabilities while $505 thousand is due to an increase in the cost of funds.  Quarter over quarter, average interest-bearing liabilities increased $51.8 million as average interest-bearing deposits increased $13.2 million and borrowed funds and subordinated debentures increased $38.5 million. Total interest-bearing deposits were $480.9 million on average, an increase of $13.2 million or 2.8 percent compared to $467.7 million from the same period a year ago.  The increase in average interest-bearing deposits was as a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds and subordinated debentures increased $38.5 million to $87.8 million as of June 30, 2007 due to the addition of a $15.5 million in subordinated debentures and $23 million FHLB borrowings.   The rate paid on interest bearing liabilities increased 57 basis points to 4.15 percent for the three months ended June 30, 2007 from 3.58 percent in the same period in 2006.  The cost of interest-bearing deposits increased 51 basis points to 3.96 percent as the rates paid on all deposit products increased while the cost of borrowed funds and subordinated debentures increased 44 basis points to 5.19 percent. The high cost of deposits in the marketplace combined with a shift in our average interest bearing deposit base from 25 percent interest bearing checking, 39 percent savings and 36 percent time deposits in the second quarter of 2006 to 18 percent, 44 percent and 38 percent in the second quarter of 2007, respectively, contributed to an increase in our cost of funds for the quarter.  The change in the deposit portfolio reflects the transfer of balances from interest bearing demand into the higher cost variable rate savings product.

Tax-equivalent net interest income increased $71 thousand to $6.12 million for the quarter ended June 30, 2007 compared to $6.05 million for the same period a year ago.  Net interest margin constricted 28 basis points to 3.71 percent compared to 3.99 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the higher cost of deposits to fund loan growth. The net interest spread was 3.13 percent for the three months ended June 30, 2007 compared to 3.46 percent for the same period a year ago.

Tax-equivalent interest income totaled $23.7 million for the six months ended June 30, 2007, an increase of $3.1 million or 14.8 percent, compared to $20.7 million a year ago.  Of the $3.1 million increase in interest income, $2.0 million is due to an increase in the volume of earning assets, while $1.1 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $54.9 million to $652.5 million at June 30, 2007 compared to $597.6 million at June 30, 2006.  This was due to a $57.6 million increase in average total loans plus a $2.3 million increase in average total securities partially offset by a $4.9 million decrease in average total federal funds sold and interest bearing deposits.  Key interest rate increases during the six months ended June 30, 2007 included:

•               The average interest rate earned on federal funds sold and interest bearing deposits increased 34 basis points to 4.91 percent for the six months ended June 30, 2007 compared to 4.57 percent for the same period a year ago.

•               The average interest rate earned on SBA loans equaled 11.02 percent for the six months ended June 30, 2007, an increase of 80 basis points over the comparable period in 2006, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•               The average interest rate earned on Consumer loans increased 30 basis points to 6.89 percent for the six months ended June 30, 2007 compared to 6.59 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•               The average interest rate earned on Commercial loans was 7.63 percent for the six months ended June 30, 2007, an increase of 22 basis points over the comparable period in 2006.

•               The average interest rate earned on Mortgage loans was 5.79 percent for the six months ended June 30, 2007, an increase of 40 basis points over the comparable period in 2006.

Total interest expense was $11.6 million for the six months ended June 30, 2007, an increase of $3.0 million or 35.2 percent, compared to $8.6 million for the same period a year ago. Of the $3.0 million increase in interest expense, $1.5 million is related to an increase in average interest-bearing liabilities while $1.5 million is due to an increase in the cost of funds.  Comparing the six-month periods ended June 30, 2007 and 2006, average interest bearing liabilities increased $53.9 million in the current year as average interest bearing deposits increased $21.7 million and borrowed funds and subordinated debentures increased $32.2 million. Total interest-bearing deposits were $480.0 million on average, an increase of $21.7 million or 4.7 percent compared to $458.3 million from the same period a year ago.  The increase in average interest-bearing deposits was a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts.   Average borrowed funds increased $32.2 million to $81.5 million as of June 30, 2007 due to the addition of $15.5 million in subordinated debentures and $16.7 million in FHLB advances. The rate paid on interest bearing liabilities increased 76 basis points to 4.16 percent for the six months ended June 30, 2007 from 3.40 percent in the same period in 2006.  The cost of interest bearing deposits increased 71 basis points to 3.97 percent as the rates paid on all deposit products increased.  It is expected that the cost of deposits will continue to rise due to the upward repricing in the time deposit portfolio and competitive pricing in the New Jersey and Eastern Pennsylvania marketplace.  The cost of borrowed funds and subordinated debentures increased 57 basis points to 5.26 percent for the six months ended June 30, 2007 compared to 2006.  The high cost of deposits in the marketplace combined with a shift in our average interest bearing deposit base from 27 percent interest bearing checking, 37 percent savings and 36 percent time deposits in the first six months of 2006 to 19 percent, 44 percent and 37 percent in the first six months of 2007, respectively, contributed to an increase in our cost of funds for the period.  The change in the deposit portfolio reflects the transfer of balances from interest bearing demand into the higher cost variable rate savings product.

Tax-equivalent net interest income increased $54 thousand to $12.2 million for the six months ended June 30, 2007 compared to $12.1 million for the same period a year ago.  Net interest margin contracted 32 basis points to 3.73 percent compared to 4.05 percent for the same period a year ago.  The tighter net interest margin was primarily the result of the high cost of deposits in the market place.  The net interest spread was 3.16 percent for the six months ended June 30, 2007 compared to 3.55 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2007			June 30, 2006
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$19,029	$221	4.66%	$30,005	$354	4.73%
Securities:
Available for sale	65,132	790	4.85	62,831	722	4.60
Held to maturity	37,501	496	5.29	38,283	467	4.88
Total securities	102,633	1,286	5.01	101,114	1,189	4.70
Loans, net of unearned discount:
SBA loans	83,080	2,202	10.60	83,708	2,179	10.41
Commercial	335,081	6,378	7.63	286,943	5,368	7.50
Residential mortgages	65,256	967	5.93	58,135	788	5.42
Consumer	55,227	951	6.91	46,690	779	6.69
Total loans	538,644	10,498	7.81	475,476	9,114	7.68
Total interest-earning assets	660,306	12,005	7.28	606,595	10,657	7.04
Noninterest-earning assets:
Cash and due from banks	12,170			12,535
Allowance for loan losses	(8,022)			(7,478)
Other assets	29,092			28,355
Total noninterest-earning assets	33,240			33,412
Total Assets	$693,546			$640,007

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$84,729	477	2.26	$116,303	653	2.25
Savings deposits	211,478	2,122	4.02	184,168	1,704	3.71
Time deposits	184,727	2,153	4.67	167,245	1,671	4.01
Total interest-bearing deposits	480,934	4,752	3.96	467,716	4,028	3.45
Borrowed funds and subordinated debentures	87,815	1,136	5.19	49,279	583	4.75
Total interest-bearing liabilities	568,749	5,888	4.15	516,995	4,611	3.58
Noninterest-bearing liabilities:
Demand deposits	75,469			78,764
Other liabilities	2,262			1,589
Total noninterest-bearing liabilities	77,731			80,353
Shareholders’ equity	47,066			42,659
Total Liabilities and Shareholders’ Equity	$693,546			$640,007

Net interest spread		6,117	3.13%		6,046	3.46%
Tax-equivalent basis adjustment		(30)			(13)
Net interest income		6,087			6,033
Net interest margin			3.71%			3.99%

Unity Bancorp, Inc

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Six months ended
	June 30, 2007			June 30, 2006
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$19,835	$483	4.91%	$24,778	$561	4.57%
Securities:
Available for sale	65,019	1,582	4.87	63,816	1,443	4.52
Held to maturity	39,881	1,054	5.29	38,784	943	4.86
Total securities	104,900	2,636	5.03	102,600	2,386	4.65
Loans, net of unearned discount:
SBA loans	82,435	4,542	11.02	84,813	4,332	10.22
Commercial	326,905	12,366	7.63	279,176	10,260	7.41
Residential mortgages	64,086	1,855	5.79	59,622	1,608	5.39
Consumer	54,328	1,855	6.89	46,596	1,523	6.59
Total loans	527,754	20,618	7.86	470,207	17,723	7.58
Total interest-earning assets	652,489	23,737	7.32	597,585	20,670	6.95
Noninterest-earning assets:
Cash and due from banks	12,199			12,119
Allowance for loan losses	(7,950)			(7,317)
Other assets	29,292			27,605
Total noninterest-earning assets	33,541			32,407
Total Assets	$686,030			$629,992

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$91,114	1,029	2.28	$122,194	1,347	2.22
Savings deposits	211,180	4,293	4.10	171,185	2,896	3.41
Time deposits	177,657	4,123	4.68	164,902	3,170	3.88
Total interest-bearing deposits	479,951	9,445	3.97	458,281	7,413	3.26
Borrowed funds and subordinated debentures	81,509	2,126	5.26	49,279	1,145	4.69
Total interest-bearing liabilities	561,460	11,571	4.16	507,560	8,558	3.40
Noninterest-bearing liabilities:
Demand deposits	75,346			78,473
Other liabilities	2,593			1,961
Total noninterest-bearing liabilities	77,939			80,434
Shareholders’ equity	46,631			41,998
Total Liabilities and Shareholders’ Equity	$686,030			$629,992

Net interest spread		12,166	3.16%		12,112	3.55%
Tax-equivalent basis adjustment		(60)			(26)
Net interest income		12,106			$12,086
Net interest margin			3.73%			4.05%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended June 30, 2007			Six months ended June 30, 2007
	versus June 30, 2006			versus June 30, 2006
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$(16)	$39	$23	$(124)	$334	$210
Commercial	915	95	1,010	1,794	312	2,106
Residential mortgage	101	78	179	124	123	247
Consumer	145	27	172	261	71	332
Total Loans	1,145	239	1,384	2,055	840	2,895

Available for sale securities	27	41	68	27	112	139
Held to maturity securities	(10)	39	29	27	84	111
Federal funds sold and interest-bearing deposits	(128)	(5)	(133)	(118)	40	(78)
Total interest-earning assets	$1,034	$314	$1,348	$1,991	$1,076	$3,067

Interest Expense
Interest-bearing checking	$(179)	$3	$(176)	$(353)	$35	$(318)
Savings deposits	269	149	418	748	649	1,397
Time deposits	187	295	482	260	693	953
Total interest-bearing deposits	277	447	724	655	1,377	2,032
Borrowings	495	58	553	828	153	981
Total interest-bearing liabilities	772	505	1,277	1,483	1,530	3,013
Tax equivalent net interest income	$262	$(191)	71	$508	$(454)	$54
Tax equivalent adjustment			(17)			(34)
Increase in net interest income			$54			$20

Provision for Loan Losses

The provision for loan losses was $350 thousand for the three months ended June 30, 2007, an increase of $100 thousand, compared to $250 thousand for the same period a year ago. Net loan charge-offs for the quarter ended June 30, 2007 were $110 thousand compared to $113 thousand in the comparable quarter a year ago.  For the six months ended June 30, 2007, the provision for loan losses was $550 thousand, flat from the same period a year ago.  Net loan charge-offs for the six months ended June 30, 2007 were $177 thousand compared to $185 thousand a year ago.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, described under the caption “Financial Condition-Allowance for Loan Losses.” The current provision is considered appropriate under managements’ assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income consists of deposit service charges, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Noninterest income was $1.7 million for the three months ended June 30, 2007, an increase of $101 thousand compared with the same period in 2006.   For the six months ended June 30, 2007, noninterest income decreased $222 thousand compared to the same period in 2006.  The components of noninterest income are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(In thousands)	2007	2006	Change	2007	2006	Change
Deposit service charges	$339	$409	(17.1)%	$688	$842	(18.3)%
Loan and servicing fees	380	406	(6.4)	746	801	(6.9)
Gains on SBA loan sales, net	824	558	47.7	1,503	1,258	19.5
Gains on mortgage loan sales	19	110	(82.7)	28	172	(83.7)
Gains on sales of other loans	—	—	—	—	82	NM
Net security gains	—	—	—	10	—	—
Bank owned life insurance	46	47	(2.1)	95	94	1.1
Other income	140	117	19.7	357	400	(10.8)
Total noninterest income	$1,748	$1,647	6.1%	$3,427	$3,649	(6.1)%

      NM = Not meaningful

Service charges on deposit accounts decreased $70 thousand or 17.1 percent for the three months ended June 30, 2007 and decreased $154 thousand or 18.3 percent for the six months ended June 30, 2007 when compared to the same period a year ago.  These decreases were a result of lower levels of uncollected fees as the result of faster clearing times due to the implementation of the federal law “Check 21” and its increase in electronic check processing, in addition to reduced holding times on checks from 5 days to 4 days.

Service and loan fee income decreased $26 thousand or 6.4 percent for the three months ended June 30, 2007 and decreased $55 thousand or 6.9 percent for the six months ended June 30, 2007 when compared to the same period a year ago.  The decrease in loan and servicing fees during these periods was the result of lower levels of servicing fee rates on our serviced SBA portfolio due to the shorter duration of loans sold, partially offset by higher levels of loan prepayment fees.  Average serviced SBA loans totaled $142.1 million and $145.9 million for the six months ended June 30, 2007 and 2006, respectively.

Net gains on SBA loan sales increased $266 thousand or 47.7 percent for the quarter, compared to the same period a year ago, as a result of a higher sales volume.  SBA loan sales totaled $14.7 million for the three months ended June 30, 2007, compared to $7.6 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, net gains on SBA loan sales increased $245 thousand or 19.5 percent, compared to the same period a year ago, as a result of a higher sales volume, partially offset by reduced premiums.  SBA loan sales totaled $25.3 million for the six months ended June 30, 2007, compared to $17.2 million a year ago.

Net gains on mortgage loan sales decreased $91 thousand for the three months ended June 30, 2007 and decreased $144 thousand for the six months ended June 30, 2007 as a result of a lower sales volume.  Mortgage loan sales totaled $885 thousand and $1.6 million for the three and six month periods ended June 30, 2007.

There were no net gains on the sale of other loans during the quarter or six month period ended June 30, 2007.  During the six month period ended June 30, 2006, $5.0 million of commercial hotel/motel loans were sold and a net gain of $82 thousand was realized.

There were no security gains realized during the three months ended June 30, 2007 and 2006.  There was a $10 thousand security gain realized during the six month periods ended June 30, 2007 and no gains realized during the comparable period in 2006.

Bank owned life insurance income totaled $46 thousand for the three months ended June 30, 2007 and $95 thousand for the six months ended June 30, 2007.

Other noninterest income, consisting primarily of loan referral fees,  increased $23 thousand for the three months ended June 30, 2007 and decreased $43 thousand for the six months ended June 30, 2007, compared with the same period a year ago.

Noninterest Expense

Total noninterest expense increased $266 thousand or 5.3 percent to $5.3 million for the three months ended June 30, 2007 and increased $427 thousand or 4.2 percent for the six months ended June 30, 2007 compared to a year ago.  The components of noninterest expense are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(In thousands)	2007	2006	Change	2007	2006	Change
Compensation and benefits	$2,723	$2,664	2.2%	$5,678	$5,389	5.4%
Occupancy	644	646	(0.3)	1,317	1,294	1.8
Processing and communications	563	553	1.8	1,113	1,080	3.1
Furniture and equipment	394	381	3.4	794	774	2.6
Professional services	162	151	7.3	298	283	5.3
Loan servicing costs	169	55	207.3	259	156	66.0
Advertising	105	148	(29.1)	199	318	(37.4)
Deposit insurance	16	16	0.0	34	33	3.0
Other expenses	491	387	26.9	992	930	6.7
Total noninterest expense	$5,267	$5,001	5.3%	$10,684	$10,257	4.2%

Compensation and benefits expense, the largest component of noninterest expense, increased $59 thousand, or 2.2 percent, for the three months ended June 30, 2007 and increased $289 thousand or 5.4 percent for the six month period ended June 30, 2007 compared to the same periods a year ago. The increase in compensation and benefits expense was a result of cost of living increases and higher benefits costs.  Full time equivalent employees amounted to 195 at June 30, 2007, compared to 191 at June 30, 2006.

Occupancy expense remained relatively flat at 644 thousand for the three months ended June 30, 2007 and $1.3 million for the six months ended June 30, 2007 compared to the same periods a year ago.  Despite added expenses as we expand our retail network, occupancy expense has remained relatively flat due to cost control initiatives.

Processing and communications expense remained relatively flat at $563 thousand for the three months ended June 30, 2007 compared to the same period a year ago, and increased $53 thousand or 3.1 percent for the six months ended June 30, 2007 compared to the same period a year ago. The increased processing and communications expenses reflect increased transaction volume due to the increase in loans and deposits.

Furniture and equipment expense increased $13 thousand, or 3.4 percent, for the three months ended June 30, 2007, compared to the same period a year ago and increased $20 thousand or 2.6 percent for the six months ended June 30, 2007 compared to a year ago.  These increases in furniture and equipment were primarily related to increased network maintenance costs and increased depreciation expenses derived from the expansion and refurbishment of the branch network.

Professional services increased $11 thousand, or 7.3 percent, for the three months ended June 30, 2007 compared to the same period a year ago, due to increased consulting, audit and loan review fees.  Professional services increased $15 thousand or 5.3 percent for the six months ended June 30, 2007 compared to the same period a year ago due primarily to due to increased  consulting, audit and loan review fees, partially offset by lower legal fees.

Loan servicing costs increased $114 thousand for the three months ended June 30, 2007 compared to the same period a year ago, and increased $103 thousand for the six months ended June 30, 2007 compared to the same period a year ago.   The increase in expenses during these periods was due to collection expenses associated with delinquent loans, partially offset by the collection of expenses on past due loans in the second quarter of 2007.

Advertising expense decreased $43 thousand or 29.1 percent for the three months ended June 30, 2007 and decreased $119 thousand or 37.4 percent for the six months ended June 30, 2007 compared to the same periods a year ago.  The decrease was due to the use of less expensive delivery channels related to new business generation.

Deposit insurance expense remained relatively flat for the three month and six-month periods ended June 30, 2007 compared to the prior year periods.

Other operating expenses increased $104 thousand or 26.6 percent for the quarter ended June 30, 2007 compared to the prior year.  For the six-month period ended June 30, 2007, other operating expenses increased $62 thousand.

Income Tax Expense

For the quarter ended June 30, 2007, the provision for income taxes was $676 thousand compared to $792 thousand for the same period a year ago. The provision for income taxes decreased $328 thousand to $1.3 million for the six months ended June 30, 2007 compared to the same period a year ago.  The current 2007 tax provision represents an effective tax rate of approximately 30.4 percent as compared to 33.2 percent for the prior year. The lower effective tax rate for 2007 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 30.5 percent for the remainder of 2007.

Financial Condition at June 30, 2007

Total assets at June 30, 2007 were $732.4 million compared to $670.9 million a year ago and $694.1 million at year-end 2006. Compared to year-end 2006, total assets increased due primarily to the investment of liquidity from savings and time deposit growth into loans and federal funds sold and interest bearing deposits.

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

AFS securities totaled $66.2 million at June 30, 2007, an increase of $604 thousand from year-end 2006. This increase was the result of $6.1 million in purchases partially offset by $5.0 million in maturities, principal payments received and sales and a $539 thousand depreciation in the market value of the portfolio.  The yield on the AFS securities portfolio was 4.85 percent for the three months ended June 30, 2007, compared to 4.52 percent a year ago.  The weighted average life of the AFS portfolio was 5.31 years and the effective duration of the portfolio was 3.58 years at June 30, 2007 compared to 4.69 years and 3.08 years at December 31, 2006.

HTM securities totaled $36.5 million at June 30, 2007, a decrease of $6.3 million compared to $42.8 million at December 31, 2006. This decrease was the result of $6.3 million in calls and principal payments received.  The yield on HTM securities was 5.29 percent for the three months ended June 30, 2007 compared to 4.86 percent for the same period a year ago. As of June 30, 2007 and December 31, 2006, the market value of HTM securities was $35.5 million and $42.4 million, respectively.  The weighted average life of the HTM portfolio was 5.87 years and the effective duration of the portfolio was 3.76 years at June 30, 2007 compared to 4.00 years and 3.01 years at December 31, 2006.

Securities with a carrying value of $54.1 million and $47.6 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in this pledged security figure is $2.8 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.
Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans at June 30, 2007 increased $33.7 million or 6.6 percent to $541.4 million compared to $507.7 million at year–end 2006 due to commercial, residential mortgage and consumer loan growth.  The loan portfolio concentration consisted of 63 percent commercial, 14 percent SBA, 13 percent residential mortgages and 10 percent consumer loans at June 30, 2007.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $342.3 million at June 30, 2007 and increased $30.1 million compared to $312.2 million at year-end 2006. The yield on commercial loans was 7.63 percent for the six months ended June 30, 2007 compared to 7.41 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, are generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. SBA loans held for investment amounted to $66.6 million at June 30, 2007, a decrease of $168 thousand from year-end 2006. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $8.9 million at June 30, 2007, a decrease of $3.4 million from year-end 2006. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 11.02 percent for the six months ended June 30, 2007 compared to 10.22 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans increased $5.9 million to $69.4 million at June 30, 2007 compared to $63.5 million at December 31, 2006.  The yield on residential mortgages was 5.79 percent for the six months ended June 30, 2007 compared to 5.39 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $54.1 million at June 30, 2007, an increase of $1.2 million from $52.9 million at December 31, 2006. The yield on consumer loans was 6.89 percent for the six months ended June 30, 2007, compared to 6.59 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflects the repricing of existing loans and higher interest rate environment at June 30, 2007 compared to June 30, 2006.

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

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	June 30, 2007	Dec. 31, 2006	June 30, 2006
Non-performing loans:
SBA (1)	$2,531	$3,172	$1,792
Commercial	1,451	5,212	432
Residential mortgage	432	322	158
Consumer	196	203	170
Total non-performing loans	4,611	8,909	2,552
OREO	366	211	—
Total Non-Performing Assets	$4,977	$9,120	$2,552

Past Due 90 days or more and still accruing interest
SBA	$38	$—	$—
Commercial	129	—	—
Residential mortgage	—	78	—
Consumer	—	—	—
Total accruing loans 90 days or more past due	$167	$78	$—

Non-Performing assets to total assets	0.68%	1.31%	0.38%

Non-Performing assets to loans and OREO	0.92%	1.80%	0.53%
Allowance for loans losses as a percentage of non-performing loans	173.44%	85.58%	284.37%
Allowance for loan losses to total loans	1.48%	1.50%	1.50%

(1) SBA Loans Guaranteed	1,470	2,953	820

Non-performing assets amounted to $5.0 million at June 30, 2007, a decrease of $4.1 million from year-end 2006.  This reduction was due primarily to $9.1 million in payoffs, pay-downs, charge-offs and SBA repurchases partially offset by $4.1 million in loans transferred to non-accrual status. There was $167 thousand and $78 thousand in loans past due 90 days or more at June 30, 2007 and December 31, 2006, respectively. Included in non-performing assets at June 30, 2007 are approximately $1.5 million of loans guaranteed by the SBA, compared to $3.0 million at December 31, 2006.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in non-performing loans as they continue to perform.  There was $409 thousand in potential problem loans at June 30, 2007 a decrease of $2.2 million from December 31, 2006.

Allowance for Loan Losses

The allowance for loan losses totaled $8.0 million, $7.6 million, and $7.3 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively with resulting allowance to total loan ratios of 1.48 percent, 1.50 percent and 1.50 percent respectively. Net charge offs amounted to $110 thousand for the three months ended June 30, 2007, compared to $113 thousand for the three months ended June 30, 2006.  For the six months ended June 30, 2007, net charge offs totaled $177 thousand compared to $185 thousand in the prior year.

The following is a reconciliation summary of the allowance for loan losses for the three and six months ended June 30, 2007 and 2006:

Allowance for Loan Loss Activity

	Three months ended June 30,		Six Months ended June 30,
(In thousands)	2007	2006	2007	2006
Balance, beginning of period	$7,757	$7,120	$7,624	$6,892
Provision charged to expense	350	250	550	550

Charge-offs:
SBA	124	66	240	112
Commercial	5	48	5	52
Residential mortgage	—	—	—	—
Consumer	—	14	2	49
Total Charge-offs	129	128	247	213

Recoveries:
SBA	12	—	53	—
Commercial	2	2	8	13
Residential mortgage	—	—	—	—
Consumer	5	13	9	15
Total recoveries	19	15	70	28
Total net charge-offs	110	113	177	185
Balance, end of period	$7,997	$7,257	$7,997	$7,257
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.08%	0.10%	0.07%	0.08%
Allowance for loan losses to total loans at period end	1.48%	1.50%	1.48%	1.50%
Allowance for loan losses to non-performing loans	173.4%	284.4%	173.4%	284.4%

Deposits

Deposits, which include noninterest and interest bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

During the first six months of 2007, total deposits increased $29.6 million to $596.1 million at June 30, 2007 from $566.5 million at December 31, 2006. The increase in deposits was primarily the result of a $43.6 million increase in time deposits, and a $12.4 million increase in savings deposits, partially offset by a $21.3 million decrease in interest bearing demand deposits and $5.0 million decrease in demand deposits.

This activity has resulted in a shift in our deposit concentration from 19 percent interest bearing demand and 30 percent time deposits at December 31, 2006 to 14 percent interest bearing demand and 37 percent time deposits at June 30, 2007.  This reallocation was directly related to promotion of a time deposit product and the transfer of balances from interest bearing demand accounts into the higher cost product.  The concentration of savings deposits equaled 37 percent at June 30, 2007 and 36 percent at year-end 2006, while demand deposits equaled 12 percent and 13 percent, respectively.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $84.7 million at June 30, 2007, an increase of $5.0 million or 5.6 percent from December 31, 2006.  As of June 30, 2007, the Company was a party to the following borrowed funds and subordinated debenture transactions:

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

•                  A $10 million FHLB repo-advance with a term of 10 years, expiring on April 5, 2017 and a fixed rate of 4.208 percent.  The borrowing is convertible by the FHLB on April 5, 2009 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  $9.3 million in subordinated debentures issued on September 26, 2002 with a floating rate of 3-month Libor plus 340 basis points.  At June 30, 2007, the rate equaled 8.76 percent.  The subordinated debentures mature on September 26, 2032, but are redeemable in whole or in part by the issuer prior to maturity, but after September 26, 2007.  Based on the current interest rate environment, the Company believes that this borrowing will be redeemed in September 2007.

•                  $10.3 million in subordinated debentures issued on July 24, 2006 with a floating rate of 3-month Libor plus 159 basis points.  At June 30, 2007, the rate equaled 6.95 percent.  The subordinated debentures mature on June 30, 2036, but are callable after five years at the option of the Company.

•                  $5.2 million in subordinated debentures issued on December 16, 2006 with a floating rate of 3-month Libor plus 165 basis points.  At June 30, 2007, the rate equaled 7.01 percent.  The subordinated debentures mature on December 31, 2036, but are callable after five years at the option of the Company.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2007, is a decline of 2.33 percent in a rising rate environment and an increase of 0.90 percent in a falling rate environment.  Both variances are within the board-approved guidelines of +/- 3.00 percent.  At December 31, 2006 the economic value of equity with rate shocks of 200 basis points was a decline of 2.38 percent in a rising rate environment and an increase of 0.40 percent in a falling rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $65.8 million at June 30, 2007, an increase of $10.3 million from December 31, 2006. Net cash provided by operating activities for the six months ended June 30, 2007, amounted to $9.1 million, primarily due to proceeds from the sales of SBA and commercial loans and net income from operations, offset by originations of loans held for sale. Net cash used in investing activities amounted to $32.6 million for the six months ended June 30, 2007, primarily due to loan originations, security purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $33.8 million for the six months ended June 30, 2007, attributable to increased deposits, borrowings and proceeds from the exercise of stock options, partially offset by the purchase of treasury stock and payment of dividends.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At June 30, 2007, the Parent Company had $5.8 million in cash and $251 thousand in marketable securities, valued at fair market value compared to $6.9 million in cash and $270 thousand in marketable securities at December 31, 2006. The decrease in cash at the parent company was due to the purchase of Treasury Stock, payment of dividends and other operating expenses.  Expenses at the Parent Company are minimal and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At June 30, 2007, $22.0 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $51.1 million at June 30, 2007.

As of June 30, 2007, deposits included $28.4 million of Government deposits, as compared to $40.1 million at December 31, 2006.  These deposits are generally short in duration, and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $21.2 million of deposits from two municipalities.  The withdrawal of these deposits, in whole or in part would not create a liquidity shortfall for the Company.

At June 30, 2007, the Bank had $133.2 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $33.2 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2007
Leverage Ratio	63,725	9.21%	≥	27,678	4.00%	≥	34,598	5.00%
Tier I risk-based ratio	63,725	11.07%	≥	23,035	4.00%	≥	34,553	6.00%
Total risk-based ratio	79,005	13.72%	≥	46,070	8.00%	≥	57,588	10.00%
As of December 31, 2006
Leverage Ratio	60,744	9.08%	≥	26,784	4.00%	≥	33,481	5.00%
Tier I risk-based ratio	60,744	10.80%	≥	22,499	4.00%	≥	33,749	6.00%
Total risk-based ratio	76,473	13.60%	≥	44,999	8.00%	≥	56,248	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2007
Leverage Ratio	51,576	7.47%	≥	27,634	4.00%	≥	34,543	5.00%
Tier I risk-based ratio	51,576	8.95%	≥	23,060	4.00%	≥	34,590	6.00%
Total risk-based ratio	73,293	12.71%	≥	46,120	8.00%	≥	57,650	10.00%
As of December 31, 2006
Leverage Ratio	48,125	7.20%	≥	26,723	4.00%	≥	33,404	5.00%
Tier I risk-based ratio	48,125	8.55%	≥	22,518	4.00%	≥	33,777	6.00%
Total risk-based ratio	69,670	12.38%	≥	45,036	8.00%	≥	56,295	10.00%

Shareholders’ Equity

Shareholders’ equity increased $2.0 million, or 4.4 percent, to $48.2 million at June 30, 2007 compared to $46.2 million at December 31, 2006.  This increase was the result of $3.0 million in net income and $924 thousand in proceeds from stock options exercised, partially offset by $879 thousand in Treasury stock purchases, $689 thousand in cash dividends declared during the six months ended June 30, 2007 and $335 thousand of depreciation in the market value of the securities available for sale portfolio.

On April 26, 2007, the Company announced a 5 percent stock distribution, which was paid on June 29, 2007 to all shareholders of record as of June 15, 2007 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were 78 thousand shares repurchased at an average price of $11.24 during the six months ended June 30, 2007.  As of June 30, 2007 the Company had repurchased a total of 227 thousand shares of which 119 thousand shares have been retired, leaving 429 thousand shares remaining to be repurchased under the plan.

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

ITEM 4.           Controls and Procedures

(a)                 The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)                Not applicable

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          and  (b) – none

(c)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through March 31, 2007	0	0	148,754	507,234
April 1 through 30, 2007	15,750	$11.19	164,504	491,484
May 1 through 31, 2007	26,808	11.19	191,312	464,676
June 1 through 30, 2007	35,700	11.29	227,012	428,976
Total 2007 Activity	78,258	$11.24	227,012	428,976

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           Election of Directors

The following Directors were elected to a three-year term at the Company’s 2007 Annual Meeting held on April 26, 2007, expiring at the Company’s Annual Meeting in 2010:

	Shares “For”	%	Shares “Withheld”	%
James A. Hughes	5,910,879	96.5%	210,799	3.5%
Allen Tucker	5,707,721	93.2%	413,957	6.8%

Item 5.  Other Information - None

Item 6.  Exhibits

(a)  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

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

UNITY BANCORP, INC.

Dated: August 10, 2007	By:	/s/ ALAN J. BEDNER, JR
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