Form 10-Q
period 2007-09-30
UNITY BANCORP INC /NJ/
filed 2007-11-13
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number   1-12431

Unity Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2007 common stock, no par value:  6,821,728 shares outstanding

Part 1.-Consolidated Financial Information

Item 1.-Consolidated Financial Statements (unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(unaudited)

(In thousands)	09/30/07	12/31/06	09/30/06
Assets
Cash and due from banks	$12,826	$14,727	$16,399
Federal funds sold and interest-bearing deposits	32,495	40,709	22,383
Securities:
Available for sale	76,700	65,595	68,907
Held to maturity (market value of $34,955, $42,449 and $43,334, respectively)	35,496	42,815	43,910
Total securities	112,196	108,410	112,817
Loans:
SBA held for sale	17,014	12,273	18,474
SBA held to maturity	66,255	66,802	61,885
Commercial	356,964	312,195	308,466
Residential mortgage	72,177	63,493	61,787
Consumer	55,187	52,927	48,050
Total loans	567,597	507,690	498,842
Less: Allowance for loan losses	8,183	7,624	7,480
Net loans	559,414	500,066	491,362
Premises and equipment, net	11,729	11,610	11,123
Bank-owned life insurance	5,520	5,372	5,325
Accrued interest receivable	4,073	3,926	3,724
Loan servicing asset	2,139	2,294	2,307
Goodwill and other intangibles	1,592	1,603	1,607
Other assets	4,837	5,389	4,764
Total assets	$746,821	$694,106	$671,811
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest bearing demand deposits	$73,355	$79,772	$77,057
Interest-bearing checking	81,985	105,382	111,142
Savings deposits	193,387	205,919	195,626
Time deposits, under $100,000	181,776	111,070	115,082
Time deposits, $100,000 and over	81,712	64,322	58,544
Total deposits	612,215	566,465	557,451
Borrowed funds	70,000	55,000	47,500
Subordinated debentures	15,465	24,744	19,589
Accrued interest payable	757	475	360
Accrued expense and other liabilities	1,123	1,194	1,760
Total liabilities	699,560	647,878	626,660
Commitments and contingencies	—	—	—
Shareholders’ equity
Common stock, no par value: 12,500 shares authorized	49,282	44,343	44,118
Retained earnings	2,128	2,951	2,359
Treasury stock (309 shares at Sept. 30, 2007 and 24 shares at December 31, 2006 and September 30, 2006)	(3,218)	(242)	(242)
Accumulated other comprehensive loss	(931)	(824)	(1,084)
Total Shareholders’ Equity	47,261	46,228	45,151
Total Liabilities and Shareholders’ Equity	$746,821	$694,106	$671,811

Issued common shares	7,122	6,973	6,954
Outstanding common shares	6,813	6,949	6,930

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp

Consolidated Statements of Income

(unaudited)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Fed funds sold and interest on deposits	$390	$270	$873	$831
Securities:
Available for sale	954	846	2,512	2,263
Held to maturity	452	548	1,470	1,491
Total securities	1,406	1,394	3,982	3,754
Loans:
SBA loans	2,190	2,175	6,732	6,507
Commercial loans	6,600	5,779	18,966	16,039
Residential mortgage loans	1,047	810	2,902	2,418
Consumer loans	933	830	2,788	2,353
Total loan interest income	10,770	9,594	31,388	27,317
Total interest income	12,566	11,258	36,243	31,902
Interest expense:
Interest-bearing demand deposits	451	637	1,480	1,984
Savings deposits	1,995	1,971	6,288	4,867
Time deposits	2,994	1,968	7,117	5,138
Borrowed funds and subordinated debentures	1,153	738	3,279	1,883
Total interest expense	6,593	5,314	18,164	13,872
Net interest income	5,973	5,944	18,079	18,030
Provision for loan losses	450	400	1,000	950
Net interest income after provision for loan losses	5,523	5,544	17,079	17,080
Non-interest income:
Service charges on deposit accounts	338	386	1,026	1,228
Service and loan fee income	428	491	1,174	1,292
Gain on sales of SBA loans, net	316	927	1,819	2,185
Gain on sales of mortgage loans	33	119	61	291
Gain on sales of other loans	—	—	—	82
Net security gains	22	69	32	69
Bank-owned life insurance	53	47	148	140
Other income	270	204	627	605
Total non-interest income	1,460	2,243	4,887	5,892
Non-interest expense:
Compensation and benefits	2,816	2,809	8,494	8,198
Occupancy	699	631	2,016	1,925
Processing and communications	645	555	1,758	1,635
Furniture and equipment	419	372	1,213	1,146
Professional services	116	222	414	505
Loan servicing costs	184	175	443	331
Advertising	113	101	312	419
Deposit insurance	16	17	50	50
Other expenses	493	434	1,485	1,364
Total non-interest expense	5,501	5,316	16,185	15,573
Net income before provision for income taxes	1,482	2,471	5,781	7,399
Provision for income taxes	430	844	1,736	2,478
Net income	$1,052	$1,627	$4,045	$4,921

Net income per common share - Basic	$0.15	$0.24	$0.58	$0.71
Net income per common share - Diluted	0.15	0.22	0.56	0.68
Weighted average shares outstanding – Basic	6,871	6,921	6,944	6,902
Weighted average shares outstanding – Diluted	7,107	7,271	7,234	7,254

See Accompanying Notes to the Unaudited Consolidated Financial Statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2007 and 2006

(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2005	6,863	$38,423	$3,897	$(242)	$(1,149)	$40,929
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax			(492)			(492)
Adjusted balance at December 31, 2005	6,863	$38,423	$3,405	$(242)	$(1,149)	$40,437
Comprehensive income:
Net Income			4,921			4,921
Unrealized holding loss on securities arising during the period, net of tax benefit of $66					108
Less: reclassification adjustment for gains included in net income, net of tax $26					43
Net unrealized holding loss on securities arising during the period, net of tax benefit of $40					65	65
Total comprehensive income						4,986
Cash dividends declared on common stock of $.15 per share			(975)			(975)
5% Stock Dividend, including cash-in-lieu of fractional shares		4,987	(4,992)			(5)
Employee benefit plans	67	708	—	—		708
Balance, September 30, 2006	6,930	$44,118	$2,359	$(242)	$(1,084)	$45,151

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2006	6,949	$44,343	$2,951	$(242)	$(824)	$46,228
Comprehensive income:
Net Income			4,045			4,045
Unrealized holding gain on securities arising during the period, net of tax benefit of $54					(86)
Less: Reclassification adjustment for gains included in net income, net of tax of $11					21
Net unrealized holding gain on securities arising during the period, net of tax benefit of $65					(107)	(107)
Total comprehensive income						3,938
Cash dividends declared on common stock of $.15 per share			(1,045)			(1,045)
Treasury stock purchased	(285)			(2,976)		(2,976)
5% Stock Dividend, including cash-in-lieu of fractional shares		3,820	(3,823)			(3)
Issuance of common stock:
Employee benefit plans	149	1,119	—	—		1,119
Balance, September 30, 2007	6,813	$49,282	$2,128	$(3,218)	$(931)	$47,261

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
(In thousands)	2007	2006
Operating activities:
Net income	$4,045	$4,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	950
Depreciation and amortization	707	975
(Decrease) increase in deferred income taxes	(337)	105
Net gain on sale of securities	(32)	(69)
Gain on sale of SBA loans held for sale	(1,819)	(2,185)
Gain on sale of mortgage loans	(61)	(291)
Gain on sale of other loans	—	(82)
Origination of mortgage loans held for sale	(2,058)	(18,631)
Origination of SBA loans held for sale	(36,069)	(34,448)
Proceeds from the sale of mortgage loans held for sale	2,119	18,922
Proceeds from the sale of SBA loans	33,147	32,160
Net change in other assets and liabilities	813	(1,220)
Net cash provided by operating activities	1,454	1,107
Investing activities:
Purchases of securities held to maturity	—	(8,780)
Purchases of securities available for sale	(19,147)	(12,824)
Maturities and principal payments on securities held to maturity	7,286	5,538
Maturities and principal payments on securities available for sale	7,750	9,383
Proceeds from the sale of securities available for sale	130	251
Proceeds from the sale of other real estate owned	583	239
Purchase of loans	—	(8,026)
Net increase in loans	(55,952)	(38,235)
Purchases of premises and equipment	(921)	(1,308)
Net cash used in investing activities	(60,271)	(53,762)
Financing activities:
Net increase in deposits	45,750	35,591
Proceeds from new borrowings	25,000	7,500
Repayments of borrowings	(10,000)	—
Issuance of Trust Preferred Securities	—	10,000
Redemption of subordinated debentures	(9,000)	—
Proceeds from the issuance of common stock	950	547
Purchase of treasury stock	(2,976)	—
Dividends paid	(1,022)	(960)
Net cash provided by financing activities	48,702	52,678
Increase in cash and cash equivalents	(10,115)	23
Cash and cash equivalents at beginning of year	55,436	38,759
Cash and cash equivalents at end of period	$45,321	$38,782
Supplemental disclosures:
Cash:
Interest paid	$17,882	$13,785
Income taxes paid	2,713	3,450
Non-Cash investing activities:
Transfer of loan to Other Real Estate Owned	507	61

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2007

 NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank” or when consolidated with the Parent Company, the “Company”), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s loan portfolio. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market. The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company has incentive and non-qualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. The period during which the option is vested is generally 3 years, but no option may be exercised after 10 years from the date of the grant. The exercise price of each option is the market price on the date of grant. As of September 30, 2007, 1,448,123 shares have been reserved for issuance upon the exercise of options, 692,158 option grants are outstanding, and 544,510 option grants have been exercised, forfeited or expired leaving 211,455 shares available for grant.

Compensation expense related to stock-based compensation awards totaled $27 thousand and $7 thousand for the three months ended September 30, 2007 and 2006, respectively and $84 thousand and $19 thousand for the nine months ended September 30, 2007 and 2006, respectively. The following table presents the impact of SFAS 123R on the Company’s financial statements for the quarter and nine-month periods ended September 30, 2007.

Under SFAS 123R	Quarter	YTD
Net income before provision for income taxes	$1,482	$5,781
Net income	1,052	4,045
Net income per common share – Basic	0.15	0.58
Net income per common share - Diluted	0.15	0.56

During the nine months ended September 30, 2007 and 2006, the fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Number of Shares Granted	63,788	10,500	—	10,500
Weighted Average Exercise Price	$13.19	$14.71	—	$14.71
Weighted Average Fair Value	$3.62	$3.29	—	$3.29
Expected life	4.01	4.03	—	4.03
Expected volatility	29.72%	26.18%	—	26.18%
Risk-free interest rate	4.86%	4.30%	—	4.30%
Dividend yield	1.45%	1.33%	—	1.33%

There were no stock options granted during the quarter ended September 30, 2007.

Transactions under the Company’s stock option plans during the nine months ended September 30, 2007 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	766,646	$2.20 – 14.71	$5.80
Options Granted	63,788	$11.81 – 13.25	$13.19
Options Exercised	(128,841)	$2.20 – 9.30	$4.86
Options Expired	(9,435)	$10.79 – 13.25	$12.73
Outstanding at Sept. 30, 2007	692,158	$2.84 – 14.71	$6.56	5.16	$3,327,741

Exercisable at Sept. 30, 2007	611,303	$2.84 – 14.71	$5.68	4.63	$3,326,374

The following table summarizes non-vested stock option activity for the nine months ended September 30, 2007:

	Shares	Average Grant Date Fair Value
Non-vested stock options at December 31, 2006	36,501	$3.18
Granted	63,788	3.62
Vested	(12,755)	2.28
Forfeited	(6,679)	3.45
Non-vested stock options at Sept. 30, 2007	80,855	3.57

As of September 30, 2007, there was approximately $216 thousand of unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.2 years.

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the three months ended September 30, 2007 and 2006 was $63 thousand and $374 thousand, respectively. The total intrinsic value of the stock options exercised during the nine months ended September 30, 2007 and 2006 was $835 thousand and $170 thousand, respectively.

Restricted Stock Awards

In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time. These shares vest over a period of 4 years and are recognized as compensation to the employees over the vesting period. Restricted stock awards during the first nine months of 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of Shares Granted	0	1,575	18,613	10,230
Weighted Average Fair Market Value	N/A	$14.71	$13.17	$13.64
Vested as of Period End	8,933	1,734	8,933	1,734

Compensation expense related to the restricted stock awards totaled $51 thousand and $29 thousand for the three months ended September 30, 2007 and 2006, respectively. Compensation expense related to the restricted stock awards totaled $139 thousand and $81 thousand for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, 115,763 shares of restricted stock were reserved for issuance, of which 53,258 shares are outstanding, 1,337 shares have been issued and 61,168 shares are available for grant.

Transactions under the Company’s restricted stock award plans during the nine months ended September 30, 2007 are summarized as follows:

	Number of Shares	Price per Share	Weighted Average Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	37,473	$11.13 – 14.71	$12.53
Granted	18,613	11.63 – 13.52	13.17
Issued	(1,337)	11.13 – 13.45	12.04
Canceled	(1,491)	11.13 – 13.45	11.94
Outstanding at September 30, 2007	53,258	$11.13 – 14.71	$12.78	8.59	$0

Vested at September 30, 2007	8,933	$11.13 – 14.71	$12.36	8.06	$0

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is “more-likely-than not” that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the “more-likely-than not” recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement.

NOTE 2. Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

NOTE 3. Earnings per share

The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method. Diluted earnings per share also considers certain other variables as required by SFAS 123(R).

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net Income to common shareholders	$1,052	$1,627	$4,045	$4,921
Basic weighted-average common shares outstanding	6,871	6,921	6,944	6,902
Plus: Common stock equivalents	236	350	290	352
Diluted weighted –average common shares outstanding	7,107	7,271	7,234	7,254
Net Income per Common share:
Basic	$0.15	$0.24	$0.58	$0.71
Diluted	0.15	0.22	0.56	0.68
Return on average assets	0.57%	1.00%	0.77%	1.02%
Return on average common equity	8.89%	15.26%	11.57%	15.54%
Efficiency ratio*	74.23%	65.48%	70.57%	65.29%

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

NOTE 5. Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact the adoption of SFAS 159 will have on the Company’s financial condition and results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 did not have a material impact on the Company’s financial statements.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2006 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk factors, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc., (the “Parent Company”), is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through 16 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey, Northampton County in Pennsylvania and a loan production office in Long Island, New York. These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

Unity (NJ) Statutory Trust I is a statutory Business Trust and wholly-owned subsidiary of Unity Bancorp, Inc. On September 26, 2002, the trust issued $9.0 million of capital securities to investors. These securities were redeemed on September 26, 2007 and Unity (NJ) Statutory Trust I was dissolved. Unity (NJ) Statutory Trust II is a statutory Business Trust and wholly owned subsidiary of Unity Bancorp, Inc. On July 24, 2006, the Trust issued $10.0 million of trust preferred securities to investors. Unity (NJ) Statutory Trust III is a statutory Business Trust and wholly owned subsidiary of Unity Bancorp, Inc. On December 19, 2006, the Trust issued $5.0 million of trust preferred securities to investors. These floating rate securities are treated as subordinated debentures on the Company’s financial statements. However, they qualify as Tier I Capital for regulatory capital compliance purposes, subject to certain limitations. In accordance with Financial Accounting Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003, the Company does not consolidate the accounts and related activity of any of its business trust subsidiaries.

Earnings Summary

Net income for the three months ended September 30, 2007, was $1.1 million, a decrease of $575 thousand or 35.3 percent, compared to net income of $1.6 million for the same period in 2006. The decline was the result of relatively flat net interest income,  lower non-interest income, higher operating expenses and an increased provision for loan losses.

Financial performance ratios for the quarters included:

•                  Earnings per basic share equaled $0.15 and $0.24 for the quarters ended September 30, 2007 and September 30, 2006, respectively (as adjusted for a 5 percent stock dividend paid on June 29, 2007).

•                  Return on average assets equaled 0.57 percent and 1.00 percent for each of the quarters ended September 30, 2007 and September 30, 2006, respectively.

•                  Return on average common equity equaled 8.89 percent and 15.26 percent for the quarters ended September 30, 2007 and September 30, 2006, respectively.

•                  The efficiency ratio equaled 74.23 percent and 65.48 percent for the quarters ended September 30, 2007 and September 30, 2006, respectively.

Earnings for the quarter were impacted by the Company’s strategic decision in the third quarter to begin retaining a significant portion of its Small Business Administration (“SBA”) 7(A) program loans in its portfolio, rather than selling them to the secondary market. In prior periods the Company had sold the majority of its production to the secondary market and consequently realized significant gains on these sales as non-interest income. However, the current market spread on these transactions has narrowed and provided the opportunity for the Company to hold these loans in portfolio, and enhance it interest income rather than sell these loans. This decision will impact earnings in the short-term, as the Company’s gains on sale of these loans has materially declines. However, we believe the increase in interest income over the next twelve to fourteen months will benefit the Company in the long run and offset the decline in gains on sale. Increases in operating expenses during the third quarter reflect the expansion of the Company’s retail branch network through its sixteenth branch in Palmer Township, Pennsylvania, which opened in August 2007 and the introduction of its remote deposit capture product.

Net income for the nine months ended September 30, 2007 was $4.0 million, a decrease of $876 thousand or 17.8 percent, compared to net income of $4.9 million for the same period in 2006. The decline was the result of relatively flat net interest income, lower non-interest income, higher operating expenses and an increased provision for loan losses.

Year to date performance highlights include:

•                  Earnings per basic share declined to $0.58 for the nine months ended September 30, 2007, compared to $0.71 for the same period in 2006.

•                  Earnings per diluted share decreased to $0.56 for the nine months ended September 30, 2007, compared to $0.68 for the same period a year ago.

•                  Return on average assets equaled 0.77 percent and 1.02 percent for each of the nine months ended September 30, 2007 and 2006, respectively.

•                  Return on average common equity equaled 11.57 percent and 15.54 percent for the nine months ended September 30, 2007 and 2006, respectively.

•                  The efficiency ratio equaled 70.57 percent for the nine months ended September 30, 2007 compared to 65.29 percent for the same period a year ago.

At the September Federal Open Market Committee meeting the Federal Reserve Board lowered the target federal funds rate 50 basis points to 4.75 percent representing the first rate cut in over four years. However, for the majority of the first nine months of 2007, a flat and at times inverted yield curve persisted, with short term rates equaling or exceeding longer term rates. This challenging interest-rate environment combined with the highly-competitive pricing of deposits in the New Jersey and Eastern Pennsylvania markets increased the Company’s cost of funds and reduced the net interest margin.

Net interest income, our largest component of operating income, increased $29 thousand, or 0.5 percent to $6.0 million for the three months ended September 30, 2007, compared to the same period in 2006. This increase was the result of a $70.9 million increase in average-earning assets, partially offset by a reduced net interest margin and spread. Net interest margin (net interest income as a percentage of average interest-earning assets) decreased 35 basis points to 3.44 percent for the current quarter compared to 3.79 percent for the same period a year ago. Over the same period, net interest spread (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) decreased 37 basis points to 2.89 percent from 3.26 percent a year ago. For the nine months ended September 30, 2007 and 2006, net interest income was flat at $18.1 million. The net interest margin decreased 33 basis points to 3.63 percent for the nine months ended September 30, 2007, compared to the same period a year ago. Our average interest earning assets increased to $668.6 million for the nine months ended September 30, 2007 from $608.3 million in the year ago period.

Non-interest income decreased $783 thousand or 34.9 percent to $1.5 million for the three months ended September 30, 2007, compared to $2.2 million for the three months ended September 30, 2006. This decrease was due primarily to reduced gains on the sale of Small Business Administration (“SBA”) loans , reduced gains on Mortgage loan sales, and lower servicing income, loan referral fees and service charges on deposits. For the nine months ended September 30, 2007, non-interest income was $4.9 million, a decrease of $1.0 million or 17.1 percent compared to $5.9 million during the same period a year ago. This decrease was due primarily to decreased gains on the sale of SBA loans, lower service and loan fee income, service charges on deposits, and reduced gains on Mortgage loan sales partially offset by other income.

Non-interest expense was $5.5 million for the three months ended September 30, 2007, an increase of $186 thousand or 3.5 percent compared to $5.3 million for the same period a year ago. The increase was due primarily to increased processing and communications, occupancy, and furniture and equipment expense, partially offset by lower professional services costs. For the nine-months ended September 30, 2007, non-interest expense increased $613 thousand or 3.9 percent to $16.2 million compared to the nine-months ended September 30, 2006. The increase was due primarily to increased compensation and benefits, processing and communications, occupancy, and furniture and equipment expense, loan servicing costs, partially offset by lower advertising expenses and professional services.

For the quarter ended September 30, 2007, the provision for income taxes was $430 thousand, compared to $844 thousand for the same period a year ago. The provision for income taxes decreased $742 thousand to $1.7 million for the nine months ended September 30, 2007, compared to the same period a year ago. The current 2007 tax provision represents an effective tax rate of approximately 30.0 percent as compared to 33.5 percent for the prior year. The lower effective tax rate for 2007 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 30.5 percent for the remainder of 2007.

Net Interest Income

Tax-equivalent interest income totaled $12.6 million for the three months ended September 30, 2007, an increase of $1.3 million or 11.8 percent, compared to $11.3 million a year ago. Of the $1.3 million increase in interest income, $1.2 million was due to an increase in the volume of interest-earning assets, while $119 thousand was attributed to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $70.9 million to $700.2 million at September 30, 2007, compared to $629.4 million at September 30, 2006. This was due to a $63.5 million increase in average total loans plus a $10.8 million increase in average total federal funds sold and interest-bearing deposits, offset in part by a $3.3 million decrease in average total securities. The tax-equivalent yield on interest-earning assets remained relatively flat at 7.16 percent and 7.13 percent for the three months ended September 30, 2007 and 2006, respectively. The level tax-equivalent yield was due to the fact that short term rates had remained flat from June 30, 2006 (the date of the Federal Reserve Board’s last rate hike of this cycle) until September 2007, when the Federal Reserve announced a 50 basis point decrease in the target federal funds rate.

Despite this flat rate environment and the reduction in rates at the end of the quarter, interest expense continued to climb due to highly competitive pricing for deposits in the Company’s New Jersey and Eastern Pennsylvania marketplaces. Total interest expense was $6.6 million for the three months ended September 30, 2007, an increase of $1.3 million or 24.1 percent, compared to $5.3 million for the same period a year ago. Of the $1.3 million increase in interest expense, $1.1 million is related to an increase in average interest-bearing liabilities, while $218 thousand is due to an increase in the cost of funds. Quarter over quarter, average interest-bearing liabilities increased $67.4 million as average interest-bearing deposits increased $34.7 million and borrowed funds and subordinated debentures increased $32.7 million. Total interest-bearing deposits were $522.0 million on average, an increase of $34.7 million or 7.1 percent, compared to $487.3 million from the same period a year ago. The increase in average interest-bearing deposits was a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts. Average borrowed funds and subordinated debentures increased $32.7 million to $89.9 million as of September 30, 2007, due to the addition of an average $7.3 million in subordinated debentures and $25.4 million in FHLB borrowings. The rate paid on interest-bearing liabilities increased 40 basis points to 4.27 percent for the three months ended September 30, 2007, from 3.87 percent in the same period in 2006. The cost of interest-bearing deposits increased 40 basis points to 4.13 percent as the rates paid on all deposit products increased, while the cost of borrowed funds and subordinated debentures decreased slightly to 5.09 percent. The cost of deposits in the marketplace, combined with a shift in our average interest-bearing deposit base from 24 percent interest-bearing checking, 39 percent savings and 37 percent time deposits in the third quarter of 2006 to 15 percent, 38 percent and 47 percent in the third quarter of 2007, respectively, contributed to an increase in our cost of funds for the quarter. The change in the deposit portfolio reflects the use of higher costing time deposits to fund loan growth.

Tax-equivalent net interest income increased $47 thousand to $6.01 million for the quarter ended September 30, 2007, compared to $5.97 million for the same period a year ago. Net interest margin declined 35 basis points to 3.44 percent, compared to 3.79 percent for the same period a year ago. The tighter net interest margin was primarily the result of the higher cost of deposits to fund loan growth. The net interest spread was 2.89 percent for the three months ended September 30, 2007, compared to 3.26 percent for the same period a year ago.

Tax-equivalent interest income totaled $36.3 million for the nine months ended September 30, 2007, an increase of $4.4 million or 13.7 percent, compared to $32.0 million a year ago. Of the $4.4 million increase in interest income, $3.2 million is due to an increase in the volume of earning assets, while $1.2 million is attributable to an increase in the yield on interest-earning assets. The average volume of interest-earning assets increased $60.3 million to $668.6 million at September 30, 2007, compared to $608.3 million at September 30, 2006. This was due to a $59.5 million increase in average total loans plus a $397 thousand increase in average total securities and a $346 thousand increase in average total federal funds sold and interest-bearing deposits.

Year over year, the yield on interest earning assets increased 24 basis points to 7.26 percent as a result of a higher average interest rate environment in 2007 than 2006. During the first nine months of 2006, the FOMC increased rates 100 basis points. Key interest rate increases during the nine months ended September 30, 2007 included:

•                  The average interest rate earned on SBA loans equaled 10.92 percent for the nine months ended September 30, 2007, an increase of 62 basis points over the comparable period in 2006, due to the quarterly re-pricing of these loans with changes in the Prime rate.

•                  The average interest rate earned on Mortgage loans was 6.87 percent for the nine months ended September 30, 2007, an increase of 34 basis points over the comparable period in 2006.

•                  The average interest rate earned on Consumer loans increased 18 basis points to 6.87 percent for the nine months ended September 30, 2007, compared to 6.69 percent for the same period a year ago due to the re-pricing of Prime based home equity products.

•                  The average interest rate earned on Commercial loans was 7.57 percent for the nine months ended September 30, 2007, an increase of 13 basis points over the comparable period in 2006.

Total interest expense was $18.2 million for the nine months ended September 30, 2007, an increase of $4.3 million or 30.9 percent, compared to $13.9 million for the same period a year ago. Of the $4.3 million increase in interest expense, $2.5 million is related to an increase in average interest-bearing liabilities, while $1.8 million is due to an increase in the cost of funds. Comparing the nine-months ended September 30, 2007 and 2006, average interest-bearing liabilities increased $58.5 million in the current year as average interest-bearing deposits increased $26.1 million and borrowed funds and subordinated debentures increased $32.4 million. Total average interest-bearing deposits were $494.1 million, an increase of $26.1 million or 5.6 percent compared to $468.1 million from the same period a year ago. The increase in average interest-bearing deposits was a result of increases in the savings and time deposit categories, partially offset by a decline in interest-bearing checking accounts. Average borrowed funds and subordinated debentures increased $32.4 million to $84.3 million as of September 30, 2007, as average subordinated debentures increased $12.7 million and average FHLB advances increased $19.7 million. The rate paid on interest-bearing liabilities increased 63 basis points to 4.20 percent for the nine months ended September 30, 2007, from 3.57 percent in the same period in 2006. The cost of interest-bearing deposits increased 61 basis points to 4.03 percent as the rates paid on all deposit products increased. The cost of borrowed funds and subordinated debentures increased 35 basis points to 5.20 percent for the nine months ended September 30, 2007, compared to 2006. The cost of deposits in the marketplace, combined with a shift in our average interest-bearing deposit base, from 26 percent interest bearing checking, 38 percent savings and 36 percent time deposits in the first nine months of 2006 to 18 percent, 42 percent and 40 percent in the first nine months of 2007, respectively, contributed to an increase in our cost of funds for the period. The change in the deposit portfolio reflects the transfer of balances from interest-bearing demand into the higher cost variable rate savings and time deposit products.

Tax-equivalent net interest income increased $101 thousand to $18.2 million for the nine months ended September 30, 2007, compared to $18.0 million for the same period a year ago. Net interest margin declined 33 basis points to 3.63 percent, compared to 3.96 percent for the same period a year ago. The tighter net interest margin was primarily the result of the increasing cost of deposits in the marketplace. The net interest spread was 3.06 percent for the nine months ended September 30, 2007, compared to 3.45 percent for the same period a year ago.

Unity Bancorp, Inc.

Consolidated Average Balance Sheets with resultant Interest and Rates

(unaudited)

(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2007			September 30, 2006
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$31,449	$390	4.92%	$20,698	$270	5.18%
Securities:
Available for sale	75,031	976	5.20	70,911	859	4.85
Held to maturity	36,047	471	5.23	43,514	558	5.13
Total securities	111,078	1,447	5.21	114,425	1,417	4.95
Loans, net of unearned discount:
SBA loans	81,693	2,190	10.72	83,021	2,175	10.48
Commercial	350,555	6,600	7.47	305,862	5,779	7.50
Residential mortgages	71,401	1,047	5.87	57,569	810	5.63
Consumer	54,064	933	6.85	47,792	830	6.89
Total loans	557,713	10,770	7.68	494,244	9,594	7.72
Total interest-earning assets	700,240	$12,607	7.16%	$629,367	$11,281	7.13%
Noninterest-earning assets:
Cash and due from banks	14,911			13,012
Allowance for loan losses	(8,330)			(7,569)
Other assets	29,503			33,163
Total noninterest-earning assets	36,084			38,606
Total Assets	$736,324			$667,973

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$79,188	$451	2.26%	$116,043	$637	2.18%
Savings deposits	199,483	1,995	3.97	192,835	1,971	4.06
Time deposits	243,358	2,994	4.88	178,442	1,968	4.38
Total interest-bearing deposits	522,029	5,440	4.13	487,320	4,576	3.73
Borrowed funds and subordinated debentures	89,892	1,153	5.09	57,172	738	5.12
Total interest-bearing liabilities	611,921	6,593	4.27	544,492	5,314	3.87
Noninterest-bearing liabilities:
Demand deposits	75,218			77,897
Other liabilities	2,216			2,702
Total noninterest-bearing liabilities	77,434			80,599
Shareholders’ equity	46,969			42,882
Total Liabilities and Shareholders’ Equity	$736,324			$667,973

Net interest spread		$6,014	2.89%		$5,967	3.26%
Tax-equivalent basis adjustment		(41)			(23)
Net interest income		$5,973			$5,944
Net interest margin			3.44%			3.79%

	Nine months ended
	September 30, 2007			September 30, 2006
	Balance	Interest	Rate/ Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$23,749	$873	4.91%	$23,403	$831	4.75%
Securities:
Available for sale	68,393	2,558	4.99	66,207	2,302	4.64
Held to maturity	38,589	1,525	5.27	40,378	1,501	4.96
Total securities	106,982	4,083	5.09	106,585	3,803	4.76
Loans, net of unearned discount:
SBA loans	82,185	6,732	10.92	84,209	6,507	10.30
Commercial	334,875	18,966	7.57	288,169	16,039	7.44
Residential mortgages	66,551	2,902	5.81	58,930	2,418	5.47
Consumer	54,239	2,788	6.87	46,999	2,353	6.69
Total loans	537,850	31,388	7.79	478,307	27,317	7.63
Total interest-earning assets	$668,581	$36,344	7.26%	$608,295	$31,951	7.02%
Noninterest-earning assets:
Cash and due from banks	13,113			12,420
Allowance for loan losses	(8,078)			(7,402)
Other assets	29,363			29,478
Total noninterest-earning assets	34,398			34,496
Total Assets	$702,979			$642,791

Interest-bearing deposits:
Interest-bearing checking	$87,095	$1,480	2.27%	$120,121	$1,984	2.21%
Savings deposits	207,238	6,288	4.06	178,481	4,867	3.65
Time deposits	199,798	7,117	4.76	169,465	5,138	4.05
Total interest-bearing deposits	494,131	14,885	4.03	468,067	11,989	3.42
Borrowed funds and subordinated debentures	84,334	3,279	5.20	51,939	1,883	4.85
Total interest-bearing liabilities	578,465	18,164	4.20	520,006	13,872	3.57
Noninterest-bearing liabilities:
Demand deposits	75,303			78,279
Other liabilities	2,466			2,210
Total noninterest-bearing liabilities	77,769			80,489
Shareholders’ equity	46,745			42,296
Total Liabilities and Shareholders’ Equity	$702,979			$642,791

Net interest spread		$18,180	3.06%		$18,079	3.45%
Tax-equivalent basis adjustment		(101)			(49)
Net interest income		$18,079			$18,030
Net interest margin			3.63%			3.96%

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

Rate Volume Table

	Amount of Increase (Decrease)
	Three months ended September 30, 2007			Nine months ended Sept. 30, 2007
	versus September 30, 2006			versus Sept. 30, 2006
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$(35)	$50	$(15)	$(159)	$384	$225
Commercial	844	(23)	821	2,642	285	2,927
Residential mortgage	201	36	237	327	157	484
Consumer	108	(5)	103	371	64	435
Total Loans	1,118	58	1,176	3,181	890	4,071

Available for sale securities	52	65	117	78	178	256
Held to maturity securities	(98)	11	(87)	(68)	92	24
Federal funds sold and interest-bearing deposits	135	(15)	120	13	29	42
Total interest-earning assets	$1,207	$119	$1,326	$3,204	$1,189	$4,393

Interest Expense
Interest-bearing checking	$(208)	$22	$(186)	$(557)	$53	$(504)
Savings deposits	69	(45)	24	837	584	1,421
Time deposits	781	245	1,026	1,000	979	1,979
Total interest-bearing deposits	642	222	864	1,280	1,616	2,896
Borrowings	419	(4)	415	1,252	144	1,396
Total interest-bearing liabilities	1,061	218	1,279	2,532	1,760	4,292
Tax equivalent net interest income	$146	$(99)	$47	$672	$(571)	$101
Tax equivalent adjustment			(18)			(52)
Increase in net interest income			$29			$49

Provision for Loan Losses

The provision for loan losses was $450 thousand for the three months ended September 30, 2007, an increase of $50 thousand, compared to a provision of $400 thousand for the same period a year ago. Net loan charge-offs for the quarter ended September 30, 2007 were $264 thousand, compared to $177 thousand in the comparable quarter a year ago. For the nine months ended September 30, 2007, the provision for loan losses was $ 1.0 million, compared to a provision of $950 thousand for the same period a year ago. Net loan charge-offs for the nine months ended September 30, 2007, were $441 thousand, compared to $362 thousand a year ago. The provision is based on management’s assessment of the adequacy of the allowance for loan losses, which is described under the caption, “Financial Condition-Allowance for Loan Losses.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income consists of deposit service charges, loan and servicing fees, net gains on sales of securities and loans, bank owned life insurance and other income. Non-interest income was $1.5 million for the three months ended September 30, 2007, a decrease of $783 thousand compared with the same period in 2006. For the nine months ended September 30, 2007, non-interest income decreased $1.0 million compared to the same period in 2006. The components of non-interest income are as follows:

	Three months ended Sept. 30,			Nine months ended Sept. 30,
			Percent			Percent
(In thousands)	2007	2006	Change	2007	2006	Change
Service charges on deposit accounts	$338	$386	(12.4)%	$1,026	$1,228	(16.4)%
Service and loan fee income	428	491	(12.8)	1,174	1,292	(9.1)
Gain on sales of SBA loans, net	316	927	(65.9)	1,819	2,185	(16.8)
Gain on sales of mortgage loans	33	119	(72.3)	61	291	(79.0)
Gains on sales of other loans	—	—	—	—	82	(100.0)
Net security gains	22	69	NM	32	69	NM
Bank-owned life insurance	53	47	12.8	148	140	5.7
Other income	270	204	32.4	627	605	3.6
Total non-interest income	$1,460	$2,243	(34.9)%	$4,887	$5,892	(17.1)%

NM = Not meaningful

Service charges on deposit accounts decreased $48 thousand or 12.4 percent for the three months ended September 30, 2007, and decreased $202 thousand or 16.4 percent for the nine months ended September 30, 2007, when compared to the same period a year ago. These decreases were a result of lower levels of uncollected fees as the result of faster clearing times, due to the implementation of the federal “Check 21” law and its increase in electronic check processing, in addition to reduced holding times on checks from 5 days to 4 days.

Service and loan fee income decreased $63 thousand or 12.8 percent for the three months ended September 30, 2007, and decreased $118 thousand or 9.1 percent for the nine months ended September 30, 2007, when compared to the same period a year ago. The decrease in loan and servicing fees during these periods was the result of lower levels of servicing fee rates on our serviced SBA portfolio due to the shorter duration of loans sold, partially offset by higher levels of loan prepayment fees. Average serviced SBA loans totaled $142.6 million and $145.1 million for the nine months ended September 30, 2007 and 2006, respectively. It is anticipated that the level of loan service fee income will decline in the future as the Company maintains a higher proportion of SBA loans in its portfolio.

Net gains on SBA loan sales decreased $611 thousand or 65.9 percent for the quarter, compared to the same period a year ago, as a result of a lower sales volume. SBA loan sales totaled $6.4 million for the three months ended September 30, 2007, compared to $12.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net gains on SBA loan sales decreased $366 thousand or 16.8 percent, compared to the same period a year ago, as a result of lower premiums on sales. SBA loan sales totaled $33.1 million for the nine months ended September 30, 2007, compared to $30.0 million a year ago.

Net gains on mortgage loan sales decreased $86 thousand for the three months ended September 30, 2007, and decreased $230 thousand for the nine months ended September 30, 2007, as a result of a lower sales volume. Mortgage loan sales totaled $477 thousand and $2.2 million for the three and nine months ended September 30, 2007 compared to $7.4 million and $18.6 million for the comparable periods a year ago.

There were no net gains on the sale of other loans during the quarter or nine-months ended September 30, 2007. During the nine-months ended September 30, 2006, $5.0 million of commercial hotel/motel loans were sold and a net gain of $82 thousand was realized.

There were $22 thousand in security gains realized during the three months ended September 30, 2007 and $69 thousand realized in the prior year quarter. There were $32 thousand and $69 thousand in security gains realized during the nine-months ended September 30, 2007 and 2006.

Bank owned life insurance income totaled $53 thousand for the three months ended September 30, 2007, and $148 thousand for the nine months ended September 30, 2007.

Other non-interest income increased $66 thousand for the three months ended September 30, 2007, and increased $22 thousand for the nine months ended September 30, 2007, compared with the same period a year ago.

Non-interest Expense

Total non-interest expense increased $186 thousand or 3.5 percent to $5.5 million for the three months ended September 30, 2007, and increased $613 thousand or 3.9 percent for the nine months ended September 30, 2007, compared to a year ago. During the quarter, the Company opened its sixteenth branch location in Palmer Township, Pennsylvania. This is the second branch in Pennsylvania and signifies our continued expansion efforts along the I-78 corridor and into growing markets. Branch expansion, combined with the growth of our SBA lending franchise during the year has increased our operational expense. The components of non-interest expense are as follows:

	Three months ended Sept. 30,			Nine months ended Sept. 30,
			Percent			Percent
(In thousands)	2007	2006	Change	2007	2006	Change
Compensation and benefits	$2,816	$2,809	0.2%	$8,494	$8,198	3.6%
Occupancy	699	631	10.8	2,016	1,925	4.7
Processing and communications	645	555	16.2	1,758	1,635	7.5
Furniture and equipment	419	372	12.6	1,213	1,146	5.8
Professional services	116	222	(47.7)	414	505	(18.0)
Loan servicing costs	184	175	5.1	443	331	33.8
Advertising	113	101	11.9	312	419	(25.5)
Deposit insurance	16	17	(5.9)	50	50	—
Other expenses	493	434	13.6	1,485	1,364	8.9
Total non-interest expense	$5,501	$5,316	3.5%	$16,185	$15,573	3.9%

Compensation and benefits expense, the largest component of non-interest expense, remained relatively flat at $2.8 million, for the three months ended September 30, 2007 and 2006, and increased $296 thousand or 3.6 percent for the nine-months ended September 30, 2007, compared to the same periods a year ago. The increase in compensation and benefits expense was a result of cost of living increases and higher benefits costs, partially offset by a planned reduction in the employee base. Full-time equivalent employees amounted to 197 at September 30, 2007, compared to 205 at September 30, 2006.

Occupancy expense increased $68 thousand for the three months ended September 30, 2007, and $91 thousand for the nine months ended September 30, 2007, compared to the same periods a year ago. These increases are attributable to the added expense of our expanding our branch network.

Processing and communications expense increased $90 thousand or 16.2 percent for the three months ended September 30, 2007, compared to the same period a year ago, and increased $123 thousand or 7.5 percent for the nine months ended September 30, 2007, compared to the same period a year ago. The increased processing and communications expenses reflect increased transaction volume, due to the increase in loans and deposits.

Furniture and equipment expense increased $47 thousand, or 12.6 percent, for the three months ended September 30, 2007, compared to the same period a year ago, and increased $67 thousand or 5.8 percent for the nine months ended September 30, 2007, compared to a year ago. These increases in furniture and equipment were primarily related to increased network maintenance costs and increased depreciation expenses derived from the expansion and refurbishment of the branch network.

Professional services decreased $106 thousand, or 47.7 percent, for the three months ended September 30, 2007, compared to the same period a year ago, due to decreased audit and examination expense, partially offset by higher legal, loan review and consulting fees. Professional services decreased $91 thousand or 18.0 percent for the nine months ended September 30, 2007, compared to the same period a year ago, due primarily to decreased audit, examination and legal fees, partially offset by higher loan review and consulting fees.

Loan servicing costs increased $9 thousand for the three months ended September 30, 2007, compared to the same period a year ago, and increased $112 thousand for the nine months ended September 30, 2007, compared to the same period a year ago. The increase in expenses during these periods was due to collection expenses associated with delinquent loans, partially offset by the collection of expenses on past due loans in the third quarter of 2007.

Advertising expense increased $12 thousand or 11.9 percent for the three months ended September 30, 2007, and decreased $107 thousand or 25.5 percent for the nine months ended September 30, 2007, compared to the same periods a year ago.

Increased expenditures during the quarter were related to promotion of the new branch in Palmer Township, Pennsylvania. The decrease over the nine month period was due to the use of less expensive delivery channels related to new business generation during 2007.

Deposit insurance expense remained relatively flat for the three month and nine-month periods ended September 30, 2007, compared to the prior year periods.

Other operating expenses increased $59 thousand or 13.6 percent for the quarter ended September 30, 2007, compared to the prior year. For the nine-month period ended September 30, 2007, other operating expenses increased $121 thousand.

Income Tax Expense

For the quarter ended September 30, 2007, the provision for income taxes was $430 thousand, compared to $844 thousand for the same period a year ago. The provision for income taxes decreased $742 thousand to $1.7 million for the nine months ended September 30, 2007, compared to the same period a year ago. The current 2007 tax provision represents an effective tax rate of approximately 30.0 percent as compared to 33.5 percent for the prior year. The lower effective tax rate for 2007 is related to a higher proportion of revenue being generated at a subsidiary with a lower effective tax rate. Management anticipates an effective rate of approximately 30.5 percent for the remainder of 2007.

Financial Condition at September 30, 2007

Total assets at September 30, 2007 were $746.8 million compared to $671.8 million a year ago and $694.1 million at year-end 2006. Compared to year-end 2006, total assets increased due primarily to the investment of liquidity from time deposit growth into loans.

Securities

The Company’s investment securities portfolio is maintained for asset-liability management purposes as an additional source of liquidity and as an additional source of earnings. The securities portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) investments. AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. Management determines the appropriate security classification of AFS or HTM at the time of purchase. The portfolio is comprised of obligations of the U.S. Government and government sponsored agencies, collateralized mortgage obligations, corporate and equity securities. Approximately 84 percent of the total investment portfolio has a fixed rate of interest.

AFS securities totaled $76.7 million at September 30, 2007, an increase of $11.1 million from year-end 2006. This increase was the result of $19.1 million in purchases, partially offset by $7.9 million in maturities, principal payments received and sales and $200 thousand depreciation in the market value of the portfolio. The yield on the AFS securities portfolio was 4.99 percent for the nine months ended September 30, 2007, compared to 4.64 percent a year ago. The weighted average life of the AFS portfolio was 6.12 years and the effective duration of the portfolio was 3.07 years at September 30, 2007, compared to 4.69 years and 3.08 years, respectively at December 31, 2006.

HTM securities totaled $35.5 million at September 30, 2007, a decrease of $7.3 million compared to $42.8 million at December 31, 2006. This decrease was the result of $7.3 million in calls and principal payments received. The yield on HTM securities was 5.27 percent for the nine months ended September 30, 2007, compared to 4.96 percent for the same period a year ago. As of September 30, 2007, and December 31, 2006, the market value of HTM securities was $35.0 million and $42.4 million, respectively. The weighted average life of the HTM portfolio was 4.91 years and the effective duration of the portfolio was 3.13 years at September 30, 2007, compared to 4.0 years and 3.01 years, respectively at December 31, 2006.

Securities with a carrying value of $48 million and $47.6 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law. Included in pledged securities is $3 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans at September 30, 2007, increased $59.9 million or 11.8 percent to $567.6 million compared to $507.7 million at year-end 2006, due to growth in commercial, residential mortgage, SBA and consumer loan growth. The loan portfolio concentration consisted of 62 percent commercial, 15 percent SBA, 13 percent residential mortgages and 10 percent consumer loans at September 30, 2007.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $357.0 million at September 30, 2007, and increased $44.8 million compared to $312.2 million at year-end 2006. The yield on commercial loans was 7.57 percent for the nine months ended September 30, 2007 compared to 7.44 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, were generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment. However during the third quarter the Company announced a strategic decision to begin retaining a significant portion of its SBA 7(A) program loans in its portfolio, rather than selling them into the secondary market. SBA loans held for investment amounted to $66.3 million at September 30, 2007, a decrease of $547 thousand from year-end 2006. SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $17.0 million at September 30, 2007, an increase of $4.7 million from year-end 2006. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 10.92 percent for the nine months ended September 30, 2007, compared to 10.30 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties. These loans increased $8.7 million to $72.2 million at September 30, 2007, compared to $63.5 million at December 31, 2006. The yield on residential mortgages was 5.81 percent for the nine months ended September 30, 2007, compared to 5.47 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $55.2 million at September 30, 2007, an increase of $2.3 million from $52.9 million at December 31, 2006. The yield on consumer loans was 6.87 percent for the nine months ended September 30, 2007, compared to 6.69 percent for the same period a year ago.

The increase in yields throughout the loan portfolio reflects the re-pricing of existing loans and higher interest rate environment at September 30, 2007, compared to September 30, 2006.

Asset Quality

Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan. A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.

Non-performing loans consist of loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectability of principal and interest according to the contractual terms is in doubt. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans past due 90 days and still accruing interest are not included in non-performing loans.

Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins upon the origination of a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval. The loan portfolio is then subject to on-going internal reviews for credit quality. In addition, an outside firm is used to conduct independent credit reviews.

The following table sets forth information concerning non-accrual loans and non-performing assets at each of the periods indicated:

(In thousands)	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Non-performing loans:
SBA (1)	$1,676	$3,172	$2,736
Commercial	1,881	5,212	3,243
Residential mortgage	432	322	322
Consumer	196	203	170
Total non-performing loans	4,185	8,909	6,473
OREO	134	211	—
Total Non-performing assets	$4,319	$9,120	$6,473

Past Due 90 days or more and still accruing interest
SBA	$111	$—	$80
Commercial	229	—	—
Residential mortgage	—	78	578
Consumer	—	—	—
Total accruing loans 90 days or more past due	$340	$78	$658

Non-performing assets to total assets	0.58%	1.31%	0.96%
Non-performing assets to loans and OREO	0.76%	1.80%	1.30%
Allowance for loans losses as a percentage of non-performing loans	195.53%	85.58%	115.56%
Allowance for loan losses to total loans	1.44%	1.50%	1.50%
(1) SBA Loans Guaranteed	$781	$2,953	$820

Non-performing assets amounted to $4.3 million at September 30, 2007, a decrease of $4.8 million from year-end 2006. This reduction was due primarily to $2.2 million in payoffs, pay-downs, charge-offs and SBA repurchases partially offset by $1.7 million in loans transferred to non-accrual status. There were $340 thousand and $78 thousand in loans past due 90 days or more at September 30, 2007 and December 31, 2006, respectively. Included in non-performing assets at September 30, 2007, are approximately $781 thousand of loans guaranteed by the SBA, compared to $3.0 million at December 31, 2006.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms. These loans are not included in non-performing loans as they continue to perform. There were $333 thousand in potential problem loans at September 30, 2007, a decrease of $2.3 million from December 31, 2006.

Allowance for Loan Losses

The allowance for loan losses totaled $8.2 million, $7.6 million and $7.5 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively with a resulting allowance to total loan ratios of 1.44 percent, 1.50 percent and 1.50 percent respectively. Net charge-offs amounted to $264 thousand for the three months ended September 30, 2007, compared to $177 thousand for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net charge-offs totaled $441 thousand compared to $362 thousand in the prior year.

The following is a reconciled summary of the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006:

Allowance for Loan Loss Activity	Three months ended Sept. 30,		Nine Months ended Sept. 30,
(In thousands)	2007	2006	2007	2006
Balance, beginning of period	$7,997	$7,257	$7,624	$6,892
Provision charged to expense	450	400	1,000	950

Charge-offs:
SBA	270	141	510	252
Commercial	24	50	29	102
Residential mortgage	—	—	—	—
Consumer	28	3	30	52
Total Charge-offs	322	194	569	406

Recoveries:
SBA	41	—	94	(1)
Commercial	7	12	13	25
Residential mortgage	—	—	2	—
Consumer	10	5	18	20
Total recoveries	58	17	128	44
Total net charge-offs	264	177	441	362
Balance, end of period	$8,183	$7,480	$8,183	$7,480
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.19%	0.14%	0.12%	0.10%
Allowance for loan losses to total loans at period end	1.44%	1.50%	1.44%	1.50%
Allowance for loan losses to non-performing loans	195.53%	115.56%	195.53	115.56%

Deposits

Deposits, which include non-interest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

During the first nine months of 2007, total deposits increased $45.8 million to $612.2 million at September 30, 2007, from $566.5 million at December 31, 2006. The increase in deposits was primarily the result of an $88.1 million increase in time deposits, partially offset by a $23.4 million decrease in interest-bearing demand deposits, a $12.5 million decrease in savings deposits and $6.4 million decrease in demand deposits.

This activity has resulted in a shift in our deposit concentration from 19 percent interest-bearing demand and 31 percent time deposits at December 31, 2006, to 13 percent interest-bearing demand and 43 percent time deposits at September 30, 2007. This reallocation was directly related to promotion of a time deposit product and the transfer of balances from interest-bearing demand accounts into the higher-cost time product. The concentration of savings deposits equaled 32 percent at September 30, 2007, and 36 percent at year-end 2006, while demand deposits equaled 12 percent and 14 percent, respectively.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $85.5 million at September 30, 2007, an increase of $5.7 million or 7.2 percent from December 31, 2006. This net increase was due to the addition of $25 million in net borrowings during the nine months ended September 30, 2007, offset in part by $19.3 million in repayments. Due to the current interest rate environment, the Company chose to redeem $9.3 million in subordinated debentures on September 26, 2007, which were issued on September 26, 2002 at a floating rate of 3-month Libor plus 340 basis points. As of September 30, 2007, the Company was a party to the following borrowed funds and subordinated debenture transactions:

•                  A $10 million repurchase agreement with a term of 5 years, expiring on March 11, 2009 and a rate of 2.78 percent. The borrowing may be called by the counter-party if the 3-month LIBOR rate is greater than or equal to 7 percent on March 11, 2005 or on any quarterly payment date thereafter.

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

•                  A $10 million FHLB advance with a term of 10 years, expiring on August 10, 2017 and a fixed rate of 4.234 percent. The borrowing is convertible by the FHLB on August 10, 2009 and quarterly thereafter with 4 business days notice into replacement funding for the same or lesser principal amount based on any advance then offered by the FHLB at then current market rates.

•                  $10.3 million in subordinated debentures issued on July 24, 2006 with a floating rate of 3-month Libor plus 159 basis points. At September 30, 2007, the rate equaled 6.80 percent. The subordinated debentures mature on June 30, 2036, but are callable after five years (in 2011) at the option of the Company.

•                  $5.2 million in subordinated debentures issued on December 19, 2006 with a floating rate of 3-month Libor plus 165 basis points. At September 30, 2007, the rate equaled 7.23 percent. The subordinated debentures mature on December 31, 2036, but are callable after five years (in 2011) at the option of the Company.

Interest Rate Sensitivity

The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest-rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and liquidity requirements, and actively manage risk within the Board approved guidelines. The Company seeks to reduce the vulnerability of the operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee (“ALCO”) of the Board of Directors. The ALCO reviews the maturities and re-pricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Like the simulation model, results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2007, is a decline of 2.26 percent in a rising-rate environment and an increase of 0.59 percent in a falling-rate environment. Both variances are within the Board-Approved guidelines of +/- 3.00 percent. At December 31, 2006, the economic value of equity with rate shocks of 200 basis points was a decline of 2.38 percent in a rising-rate environment and an increase of 0.40 percent in a falling-rate environment.

Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $45.3 million at September 30, 2007, a decrease of $10.1 million from December 31, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007, amounted to $1.5 million, primarily due to proceeds from the sale of SBA loans and net income from operations, offset by originations of loans held for sale. Net cash used in investing activities amounted to $60.3 million for the nine months ended September 30, 2007, primarily due to loan originations, security purchases and investments in premises and equipment, partially offset by proceeds from the maturities and sales of securities available for sale. Net cash provided by financing activities, amounted to $48.7 million for the nine months ended September 30, 2007, attributable to increased deposits, borrowings and proceeds from the exercise of stock options, partially offset by the redemption of subordinated debentures, purchase of treasury stock and payment of dividends.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At September 30, 2007, the Parent Company had $369 thousand in cash and $233 thousand in marketable securities, valued at fair market value, compared to $6.9 million in cash and $270 thousand in marketable securities at December 31, 2006. The decrease in cash at the parent company was due to the redemption of $9.3 million of subordinated debentures, the purchase of Treasury Stock, and the payment of dividends and other operating expenses. Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

Consolidated Bank

Liquidity is a measure of the ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The principal sources of funds are deposits, scheduled amortizations and repayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

At September 30, 2007, $29.4 million was available for additional borrowings from the FHLB of New York. Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $32.5 million at September 30, 2007.

As of September 30, 2007, deposits included $23.4 million of Government deposits, as compared to $40.1 million at December 31, 2006. These deposits are generally short in duration and are sensitive to price competition. The Company believes the current portfolio of these deposits to be appropriate. Included in the portfolio are $14.5 million of deposits from three municipalities. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

At September 30, 2007, the Bank had $160 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded. In addition, approximately $41 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders’ equity for common stock and qualifying hybrid instruments; and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments, which do not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for pre-defined, credit-risk factors (risk-adjusted assets). A bank is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0 percent.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of Sept. 30, 2007
Leverage Ratio	61,527	8.37%	≥	29,389	4.00%	≥	36,737	5.00%
Tier I risk-based ratio	61,527	10.51%	≥	23,421	4.00%	≥	35,132	6.00%
Total risk-based ratio	68,859	11.76%	≥	46,842	8.00%	≥	58,553	10.00%
As of December 31, 2006
Leverage Ratio	60,744	9.08%	≥	26,784	4.00%	≥	33,481	5.00%
Tier I risk-based ratio	60,744	10.80%	≥	22,499	4.00%	≥	33,749	6.00%
Total risk-based ratio	76,473	13.60%	≥	44,999	8.00%	≥	56,248	10.00%

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of Sept. 30, 2007
Leverage Ratio	52,364	7.14%	≥	29,339	4.00%	≥	36,673	5.00%
Tier I risk-based ratio	52,364	8.95%	≥	23,393	4.00%	≥	35,090	6.00%
Total risk-based ratio	68,186	11.66%	≥	46,786	8.00%	≥	58,483	10.00%
As of December 31, 2006
Leverage Ratio	48,125	7.20%	≥	26,723	4.00%	≥	33,404	5.00%
Tier I risk-based ratio	48,125	8.55%	≥	22,518	4.00%	≥	33,777	6.00%
Total risk-based ratio	69,670	12.38%	≥	45,036	8.00%	≥	56,295	10.00%

Shareholders’ Equity

Shareholders’ equity increased $1.0 million, or 2.2 percent, to $47.3 million at September 30, 2007, compared to $46.2 million at December 31, 2006. This increase was the result of $4.05 million in net income and $1.1 million in proceeds from stock options exercised, partially offset by $3.0 million in Treasury stock purchases, $1.0 million in cash dividends declared during the nine months ended September 30, 2007, and $107 thousand of depreciation in the market value of the securities available for sale portfolio.

On April 26, 2007, the Company announced a $.05 per share cash dividend, which was paid on June 27, 2007, to all shareholders of record as of June 13, 2007.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock. The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. There were 285 thousand shares repurchased at an average price of $10.43 during the nine months ended September 30, 2007. As of September 30, 2007, the Company had repurchased a total of 434 thousand shares of which 125 thousand shares have been retired, leaving 222 thousand shares remaining to be repurchased under the plan.

Impact of Inflation and Changing Prices

The financial statements, and notes thereto, presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the operations. Unlike most industrial companies, nearly all the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

During 2007, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.  Controls and Procedures

(a)                 The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.    A. Risk Factors

There have been no significant changes in the Company’s assessment of the risk factors associated with the Company’s securities in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)          and (b) – none

(c )

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through March 31, 2007	0	0	148,754	507,234
April 1 through 30, 2007	15,750	$11.19	164,504	491,484
May 1 through 31, 2007	26,808	11.19	191,312	464,676
June 1 through 30, 2007	35,700	11.29	227,012	428,976
July 1 through 31, 2007	175,000	9.99	402,012	253,976
August 1 through 31, 2007	22,000	10.51	424,012	231,976
September 1 through 30, 2007	10,000	11.25	434,012	221,976
Total 2007 Activity	285,258	$10.43	434,012	221,976

Item 3. Defaults Upon Senior Securities-None

Item 4. Submission of Matters to a Vote of Security Holders

(a)           Election of Directors – none

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

UNITY BANCORP, INC.

Dated: November 13, 2007	By:/s/	ALAN J. BEDNER, JR
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