Form 10-K
period 2007-12-31
UNITY BANCORP INC /NJ/
filed 2008-03-21
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act  Yes ☐  No ☒

As of June 30, 2007, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $55,963,627 and 4,887,653 shares of the Common Stock were outstanding to nonaffiliates.  As of March 1, 2008, 6,740,683 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

a)            General

Unity Bancorp, Inc., (the “Company” or “Registrant”), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was originally organized under the laws of the State of Delaware in 1994; and, subsequently, in 2002, effected a re-incorporation merger to become a New Jersey corporation.  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the “Banking Act”), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust II and Unity (NJ) Statutory Trust III.  The trusts have issued $10.3 million and $5.2 million of preferred securities to investors, respectively.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and fourteen New Jersey branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Scotch Plains, South Plainfield, Springfield, Union, Bridgewater and Whitehouse.  In addition, the Bank opened two Pennsylvania branches; one located in Forks Township in November 2006, and a second branch on William Penn Highway, Easton, in August 2007.  The Bank’s primary service area encompasses the Route 22/Route 78 corridors between the Forks Township and Easton, Pennsylvania offices and its Linden, New Jersey branch.  We intend to seek to grow our branch network by one to two additional offices per year, and we believe the Lehigh Valley market in Pennsylvania is a natural extension of our existing market.  As part of our Small Business Administration (“SBA”) lending program, we also maintain loan production offices across the Eastern United States.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (908) 730-7630.  The Company’s website address is www.unitybank.com.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank.  The Company, through the Bank, conducts a traditional and community-oriented commercial banking business and offers services, including personal and business checking accounts, time deposits, money market accounts and regular savings accounts.  The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community, as well as that of individuals residing, working and shopping in its service area.  The Company engages in a wide range of lending activities and offers commercial, SBA, consumer, mortgage, home equity and personal loans.  The Bank has recently been awarded nationwide lending authority by the SBA and has expanded its SBA lending program to markets beyond the Company’s traditional tri-state market area; i.e., Florida, North Carolina, Virginia and Illinois.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices.  The Bank’s main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank’s North Plainfield and Bridgewater offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank’s Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, Edison, and Colonia Township extend the Company’s service area into Middlesex County.  The Bank’s Phillipsburg office serves Warren County.  The Bank’s Forks Township office and William Penn office serve Northampton County, Pennsylvania.  Through our SBA lending program, we also originate a significant number of loans outside of the markets served by our branches.  As the Bank has recently been granted nationwide lending authority by the SBA, we expect to generate loan volume in and around our newly-established offices in Florida, North Carolina, Virginia and Illinois.

Competition

The Company is located in an extremely competitive area.  The Company’s service area is already serviced by major regional banks, large thrift institutions and by a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market.  Most of the Company’s competitors have substantially more capital; and, therefore, greater lending limits than the Company.  The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision- making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2007, the Company employed 195 full-time and 12 part-time employees.  None of the Company’s employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2007, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years

John Kauchak, 54, Chief Deposit Officer and Executive Vice President of the Company and the Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.

Michael F. Downes, 45, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank from 1996 to 2001.

Alan J. Bedner, 37, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.

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

General Bank Holding Company Regulation

General:  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “BHCA”), the Company is subject to the regulation and supervision of the Federal Reserve Board (the “FRB”).  The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.  Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to; (i) acquire all or substantially all of the assets of any other bank; (ii) acquire direct or indirect ownership or control of more than

5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares); or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from; (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public; such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects; such as, undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The BHCA was substantially amended through the Modernization Act.  The Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities.  In addition, bank holding companies, which elect to become financial holding companies, may engage in certain banking and non-banking activities without prior FRB approval.  Finally, the Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information.  At this time, the Company has elected not to become a financial holding company.

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

Capital Adequacy Guidelines for Bank Holding Companies:  The FRB has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad-risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be “Tier I,” consisting of common stockholders’ equity and certain preferred stock and other qualifying hybrid instruments, less certain goodwill items and other intangible assets.  The remainder, “Tier II Capital,” may consist of; (a) the allowance for loan losses of up to 1.25% of risk-weighted assets; (b) excess of qualifying preferred stock; (c) hybrid capital instruments; (d) debt; (e) mandatory convertible securities; and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for performing first-mortgage loans that are fully secured by residential property, which carry a 50% risk-weighting, in addition to performing, guaranteed portions of unsold SBA loans, which carry a 20% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes (including general guarantees and standby letters of credit backing financial obligations) are given a 100% risk-weighting.  Transaction-related contingencies, such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity of more than one year), have a 50% risk-weighting.

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

Insurance of Deposits:  The Bank’s deposits are insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit Insurance Fund of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), the FDIC has established a risk-based assessment system.  Premium assessments under this system are based upon; (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.  For 2008, assessment rates will be from 5 to 43 basis points of deposits.

Dividend Rights:  Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank’s surplus.

Sarbanes-Oxley Act

On July 30, 2002, the Sarbanes-Oxley Act, or “SOX” was enacted.  SOX is not a banking law, but applies to all public companies, including the Company.  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far-reaching U.S. securities legislation enacted in some time.  SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

SOX includes very specific additional disclosure requirements and new corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems; such as, the regulation of the accounting profession, and to state corporate law; such as, the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•                  Audit Committees;

•                  certification of financial statements by the Chief Executive Officer and the Chief Financial Officer;

•                  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

•                  a prohibition on insider trading during pension plan black-out periods;

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

b)           Statistical information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2007 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Annual Report
Description of Financial Data	Pages

I. Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest
Rates and Interest Differential
A. Analysis of Net Interest Earnings	6
B. Average Balance Sheets	8
C. Rate/Volume Analysis	10

II. Investment Portfolio
A. Book value of investment securities	35
B. Investment securities by range of maturity with corresponding average yields	35
C. Securities of issuers exceeding ten percent of stockholders’ equity	N/A

III. Loan Portfolio
A. Types of loans	13
B. Maturities and sensitivities of loans to changes in interest rates	14
C. Risk elements
1) Nonaccrual, past due and restructured loans	15
2) Potential problem loans	15
3) Foreign outstandings	N/A
4) Loan concentrations	14
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	16
B. Allocation of the allowance for loan losses	17

V. Deposits
A. Average amount and average rate paid on major categories of deposits	8
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	39
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	51

VII. Short-term Borrowings
A. Amounts outstanding	39
B. Maximum amount of borrowings in each category outstanding at any month-end	39
C. Average amount outstanding	39

Item 1A.  Risk Factors:

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

Risks affecting Our Business:

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance, in addition dislocation and volatility in the credit markets may negatively affect the value of our assets.

We are unable to predict actual fluctuations of market interest rates as they are impacted by many factors such as:

•    Inflation or recession,

•    A rise or fall in unemployment,

•    Instability in domestic and international financial markets,

•    Tightening or expansion of the money supply, and

•    Domestic or international disarray.

Both increases and decreases in the interest rate environment may reduce our profits.   We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities.  The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.  Changes in market interest rates, market volatility and dislocations in the credit markets could materially and adversely affect our net interest spread, asset quality, levels of prepayments, cash flows, the market value of our securities portfolio, loan and deposit growth, costs and yields on loans and deposits and our overall profitability.

A significant amount of our loans, including our SBA loan portfolio, have variable rates of interest.  As rates have risen, this has caused some borrowers difficulty meeting their loan obligations.

A significant amount of our loans, over 72% of the total portfolio and all of our SBA loans, have variable rates, which reset periodically.  As interest rates have risen, the interest due on these loans has also increased, making the debt more expensive for borrowers.  This is particularly true of our SBA loans, which generally carry higher rates of interest than comparable commercial loans.  We have already experienced higher rates of defaults in our SBA loan portfolio; and. if interest rates continue to rise, we believe we may continue to see increasing rates of loan defaults.  Increases in loan defaults will negatively affect our results of operations.

Due to the current state of the yield curve, our net-interest margin and net-interest spread have declined.  Continued declines in our net-interest margin and net-interest spread will negatively impact our results of operations.

During 2007, the yield curve; i.e., the difference between short and long-term rates of interest, has been flat or inverted.  This has impacted our results of operations, since most of our funding (our deposits) are short-term, while our assets (our loans) are longer- term obligations.  If the yield curve remains flat, or short-term rates continue to rise relative to longer-term rates, our net-interest income and results of operations will be negatively impacted.

We have expanded our SBA lending program outside of our historic trade area.  Our success in this program will depend on our ability to attract and retain qualified employees or correspondents in these new geographic areas, our ability to manage and supervise these remote employees and correspondents and our ability to recognize and manage risks in these areas that are different from those in our trade area.

We have been granted nationwide lending authority by the SBA, and we have expanded our SBA lending program throughout the Eastern United States beyond our traditional trade area.  Lending in areas that are remote from our physical locations and our traditional trade area involves a number of risks, including our ability to identify and recruit qualified employees or correspondents to originate loans in these areas, our management’s ability to supervise these employees and correspondents from our New Jersey headquarters and our ability to identify and account for underwriting risks in these areas that may be different from those in our traditional trade area.  If we are unable to properly manage these risks, it will adversely affect our results of operations.

Our earnings may not continue to grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.

We have experienced significant growth, and our future business strategy is to continue to expand.  Historically, the growth of our loans and deposits has been the principal factor in our increase in net-interest income.  In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted.  Our ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control; such as, economic conditions and interest-rate trends.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees and manage our expenses.

We expect to continue to experience growth in the scope of our operations; and, correspondingly, in the number of our employees and customers.  We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth.  Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees.  Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

Curtailment of the Small Business Administration loan program could negatively affect the Company.

The Company has historically been a participant in various SBA lending programs, and the Company’s activity under these programs has contributed significantly to its net income.  Proposals have been made from time to time to curtail the Federal

Government’s funding of the SBA loan programs.  Any reduction in SBA funding for its loan programs could negatively affect our results of operations.

There is a risk that the SBA will not honor their guarantee.

The Company has historically been a participant in various SBA lending programs which guarantee up to 85% of the principle on the underlying loan.  There is a risk that the SBA will not honor their guarantee if a loan is not underwritten to SBA guidelines.  The Company follows the underwriting guidelines of the SBA however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.

Risks Related to the Banking Industry:

Changes in local economic conditions could adversely affect our loan portfolio.

Our success depends to a great extent upon the general economic conditions of the local markets that we serve.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the six counties in the New Jersey market and one county in Pennsylvania in which we have branches, so any decline in the economy of New Jersey or eastern Pennsylvania could have an adverse impact on us.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2007, the Company’s allowance for loan losses was $8.4 million.  The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management; and, periodically, by an independent loan review function and by the Audit Committee.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly; and, as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

We are in competition with many other banks, including larger commercial banks which have greater resources than us.

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently-formed banks seeking to compete as “home town” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The laws that regulate our operations are designed for the protection of depositors and the public, but not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders.  These laws and regulations can materially affect our future business.  Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.  We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We may be subject to higher operating costs as a result of government regulation.

We are subject to extensive federal and state legislation, regulation and supervision which are intended primarily to protect depositors and the Federal Deposit Insurance Company’s Bank Insurance Fund, rather than investors.  Legislative and regulatory changes may increase our costs of doing business; or, otherwise, adversely affect us and create competitive advantages for non-bank competitors.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•      telecommunications;

•      data processing;

•      automation;

•      Internet-based banking;

•      Tele-banking; and

•      debit cards and so-called “smart cards.”

Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes.  To develop these and other new technologies, we will likely have to make additional capital investments.  Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer-relationship management, general ledger, deposit, loan and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability; any of which could have a material adverse affect on the Company’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its seventeen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2007.

	Leased	Date Leased	Lease	2007 Annual
Location	Or Owned	or Acquired	Expiration	Rental Fee
Clinton, NJ	Leased	1996	2009	$553,248
Colonia, NJ	Leased	1998	2008	36,500
Flemington, NJ	Owned	2005	—	—
Linden, NJ	Owned	1997	—	—
Highland Park, NJ	Leased	1999	2009	82,154
North Plainfield, NJ	Owned	1991	—	—
Scotch Plains, NJ	Owned	2004	—	—
Springfield, NJ	Leased	1995	2011	36,123
South Plainfield, NJ	Leased	1999	2009	99,202
Union, NJ	Owned	2002	—	—
Edison, NJ	Leased	1999	2009	114,590
Whitehouse, NJ	Owned	1998	—	—
Bridgewater, NJ	Leased	2003	2008	45,600
Phillipsburg, NJ	Leased	2005	2010	73,400
Middlesex, NJ	Owned	2007	—	—
Forks Township, PA	Leased	2006	2010	48,200
William Penn (Easton), PA	Leased	2007	2010	33,898
Great Neck, NY	Leased	2006	2008	7,370

Item 3.   Legal Proceedings:

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders:

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities:

(a)           Market Information

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol “UNTY.”  The following table sets forth the high and low closing prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.   The prices reflect the impact of the 5 percent (5%) stock distribution paid on June 29, 2007.

	High	Low
Year Ended December 31, 2007:
4th Quarter	$11.32	$7.30
3rd Quarter	11.79	9.74
2nd Quarter	12.00	11.28
1st Quarter	14.54	11.53
Year Ended December 31, 2006
4th Quarter	$15.14	$13.10
3rd Quarter	16.35	14.29
2nd Quarter	16.78	13.95
1st Quarter	15.41	12.52

(b)     Holders

As of March 1, 2008, there were approximately 515 shareholders of record of the Company’s Common Stock.

(c)     Dividends

The following table sets forth the dividends declared by the Company during 2007 and 2006.  The amounts reflect the impact of the 5 percent stock dividend paid on June 29, 2007.

Dividend Declared
Year Ended December 31, 2007:
4th Quarter	$.05
3rd Quarter	$.05
2nd Quarter	$.05
1st Quarter	$.05
Year Ended December 31, 2006
4th Quarter	$.05
3rd Quarter	$.05
2nd Quarter	$.05
1st Quarter	$.04

(d)     See Item 12 hereof

(e)     See page 53 of our Annual Report to Shareholders filed as Exhibit 13 hereto

Item 6.             Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” on page 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated by reference herein.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 5 through 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated by reference herein.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk:

The information under the caption, “Market Risk,” on pages 18 through 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated by reference herein.

Item 8.             Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements on pages 30 through 51 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference herein.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.          Controls and Procedures:

(a)     Evaluation of disclosure controls and proceedings:

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and
15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)     Management’s Report on Internal Control Over Financial Reporting

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” on page 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated by reference herein.

(c)     Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, “Governance of the Company,” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.           Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation stock option plans approved by security holders	730,058	$6.59	173,555
Equity compensation plans approved by security holders	53,258	12.78	61,168
Equity compensation plans not approved by security holders	—	—	—
Total	783,316	$7.01	234,723

The following table summarizes the Company’s share repurchases during 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through March 31, 2007	0	0	148,754	507,234
April 1 through 30, 2007	15,750	$11.19	164,504	491,484
May 1 through 31, 2007	26,808	11.19	191,312	464,676
June 1 through 30, 2007	35,700	11.29	227,012	428,976
July 1 through 31, 2007	175,000	9.99	402,012	253,976
August 1 through 31, 2007	22,000	10.51	424,012	231,976
September 1 through 30, 2007	10,000	11.25	434,012	221,976
October 1 through 31, 2007	0	0	434,012	221,976
November 1 through 30, 2007	94,304	10.09	528,316	127,672
December 1 through 31, 2007	0	0	528,316	127,672
Total 2007 Activity	379,562	$10.35	528,316	127,672

Item 13.           Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Certain Transactions with Management,” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

Item 14.           Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Appointment of Auditors for Fiscal 2008,” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

PART IV

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)       FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference in Part II, Item 8.

Reports of Independent Registered Public Accounting Firm (pages 24-25)

Consolidated Balance Sheets (page 26)

Consolidated Statements of Income (page 27)

Consolidated Statements of Changes in Shareholders’ Equity (page 28)

Consolidated Statements of Cash Flows (page 29)

Notes to Consolidated Financial Statements (pages 30 through 51)

(b)        EXHIBITS:

Exhibit Number	Description of Exhibits

3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan for Non-Employee Directors (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1997 Stock Bonus Plan (3)
10(iv)	1998 Stock Option Plan (4)
10(v)	1999 Stock Option Plan (5)
10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)
10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)
10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(xiii)	2002 Stock Option Plan (6)
10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC(8)
10(xvi)	2004 Stock Bonus Plan (9)
10(xvii)	2006 Stock Option Plan (10)
13	Portion of Unity Bancorp. Inc. 2007 Annual Report to Shareholders
21	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of KPMG LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 27, 2006 and incorporated by reference herein.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner
Alan J. Bedner
Executive Vice President,
Chief Financial Officer

March 20, 2008
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David D. Dallas	Chairman of the Board and	March 20, 2008
David D. Dallas	Director

/s/ James A. Hughes	President, Chief Executive Officer	March 20, 2008
James A. Hughes	and Director

/s/ Alan J. Bedner	Chief Financial Officer (Principal	March 20, 2008
Alan J. Bedner	Financial and Accounting Officer)

/s/ Frank Ali	Director	March 20, 2008
Frank Ali

/s/ Dr. Mark S. Brody	Director	March 20, 2008
Dr. Mark S. Brody

/s/ Robert H. Dallas, II	Director	March 20, 2008
Robert H. Dallas, II

/s/ Peter E. Maricondo	Director	March 20, 2008
Peter E. Maricondo

/s/ Wayne Courtright	Director	March 20, 2008
Wayne Courtright

/s/ Charles S. Loring	Director	March 20, 2008
Charles S. Loring

/s/ Allen Tucker	Director	March 20, 2008
Allen Tucker