Form 10-Q
period 2008-03-31
UNITY BANCORP INC /NJ/
filed 2008-05-13
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (908) 730-7630

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934,  as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act  Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 1, 2008 common stock, no par value: 7,094,733 shares outstanding

Part 1.-Consolidated Financial Information
Item 1.-Consolidated Financial Statements (unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)	03/31/08	12/31/07	03/31/07
Assets
Cash and due from banks	$19,698	$14,336	$15,697
Federal funds sold and interest-bearing deposits	44,042	21,976	23,417
Securities:
Available for sale	79,726	64,855	62,794
Held to maturity (market value of $34,577, $33,639 and $37,521, respectively)	34,622	33,736	38,121
Total securities	114,348	98,591	100,915
Loans:
SBA held for sale	23,632	24,640	9,298
SBA held to maturity	71,798	68,875	68,314
Commercial	372,695	365,786	318,905
Residential mortgage	76,734	73,697	63,615
Consumer	58,084	57,134	55,430
Total loans	602,943	590,132	515,562
Less: Allowance for loan losses	8,650	8,383	7,757
Net loans	594,293	581,749	507,805
Premises and equipment, net	12,067	12,102	11,525
Bank-owned life insurance	5,622	5,570	5,421
Accrued interest receivable	4,131	3,994	3,594
Loan servicing asset	1,990	2,056	2,261
Goodwill and other intangibles	1,585	1,588	1,599
Other assets	10,098	10,234	9,068
Total assets	$807,874	$752,196	$681,302
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand deposits	$80,960	$70,600	$75,928
Interest-bearing checking	76,256	78,019	89,313
Savings deposits	188,628	196,390	214,636
Time deposits, under $100,000	211,739	168,244	105,724
Time deposits, $100,000 and over	84,699	88,015	55,798
Total deposits	642,282	601,268	541,399
Borrowed funds	95,000	85,000	65,000
Subordinated debentures	15,465	15,465	24,744
Accrued interest payable	794	635	523
Accrued expense and other liabilities	6,437	2,568	1,811
Total liabilities	759,978	704,936	633,477
Commitments and contingencies	-	-	-
Shareholders' equity:
Common stock, no par value: 12,500 shares authorized	49,600	49,447	44,677
Retained earnings	3,379	2,472	4,067
Treasury stock (425 shares at March 31, 2008 and December 31, 2007 and 25 shares at March 31, 2007)	(4,169)	(4,169)	(242)
Accumulated other comprehensive loss	(914)	(490)	(677)
Total Shareholders' Equity	47,896	47,260	47,825
Total Liabilities and Shareholders' Equity	$807,874	$752,196	$681,302

Issued common shares	7,509	7,488	7,370
Outstanding common shares	7,084	7,063	7,345

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp
Consolidated Statements of Income
(unaudited)
	For the three months ended March 31,
(In thousands, except per share amounts)	2008	2007
Interest and dividend income:
Fed funds sold and interest on deposits	$180	$262
Bankers bank stock	100	58
Securities:
Available for sale	875	722
Held to maturity	437	540
Total securities	1,312	1,262
Loans:
SBA loans	2,328	2,340
Commercial loans	6,735	5,988
Residential mortgage loans	1,079	888
Consumer loans	901	904
Total loan interest income	11,043	10,120
Total interest and dividend income	12,635	11,702
Interest expense:
Interest-bearing demand deposits	366	552
Savings deposits	1,349	2,171
Time deposits	3,220	1,970
Borrowed funds and subordinated debentures	1,065	990
Total interest expense	6,000	5,683
Net interest income	6,635	6,019
Provision for loan losses	450	200
Net interest income after provision for loan losses	6,185	5,819
Noninterest income:
Service charges on deposit accounts	320	349
Service and loan fee income	300	366
Gain on sales of SBA loans, net	576	679
Net security gains	70	10
Bank-owned life insurance	51	49
Other income	138	226
Total noninterest income	1,455	1,679
Noninterest expense:
Compensation and benefits	3,220	2,955
Occupancy	701	673
Processing and communications	570	550
Furniture and equipment	388	400
Professional services	198	136
Loan servicing costs	102	90
Advertising	62	94
Other expenses	529	519
Total noninterest expense	5,770	5,417
Net income before provision for income taxes	1,870	2,081
Provision for income taxes	626	630
Net income	$1,244	$1,451

Net income per common share - Basic	$0.18	$0.20
Net income per common share - Diluted	0.17	0.19
Weighted average shares outstanding – Basic	7,076	7,325
Weighted average shares outstanding – Diluted	7,271	7,649

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2008 and 2007
(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2006	7,296	$44,343	$2,951	$(242)	$(824)	$46,228
Comprehensive income:
Net Income			1,451			1,451
Net unrealized holding gain on securities					147	147
Total comprehensive income						1,598
Cash dividends declared on common stock of $.05 per share			(335)			(335)
Issuance of common stock	31	262				262
Stock-based compensation	18	71				71
Balance, March 31, 2007	7,345	$44,677	$4,067	$(242)	$(677)	$47,825

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2007	7,063	$49,447	$2,472	$(4,169)	$(490)	$47,260
Comprehensive income:
Net Income			1,244			1,244
Net unrealized securities loss					(68)	(68)
Net unrealized loss on cash flow hedge derivatives					(356)	(356)
Total comprehensive income						820
Cash dividends declared on common stock of $.05 per share			(337)			(337)
Issuance of common stock	9	84				84
Stock-based compensation	12	69				69
Balance, March 31, 2008	7,084	$49,600	$3,379	$(4,169)	$(914)	$47,896

     See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
 (unaudited)

	For the three months ended March 31,
(In thousands)	2008	2007
Operating activities:
Net income	$1,244	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	200
Net amortization of purchase premium (discount) on securities	6	28
Depreciation and amortization	267	206
(Decrease) increase in deferred income taxes	(347)	(449)
Net gain on sale of securities	(70)	(10)
Stock compensation expense net of tax benefits	57	85
Gain on sale of SBA loans held for sale	(576)	(679)
Gain on sale of mortgage loans	(21)	(9)
Origination of mortgage loans held for sale	(1,291)	(729)
Origination of SBA loans held for sale	(10,499)	(7,618)
Proceeds from the sale of mortgage loans held for sale	1,312	738
Proceeds from the sale of SBA loans	12,083	11,272
Net change in other assets and liabilities	3,923	1,099
Net cash provided by operating activities	6,538	5,585
Investing activities:
Purchases of securities held to maturity	(2,780)	-
Purchases of securities available for sale	(21,460)	(2,199)
Purchases of banker’s bank stock	(225)	(675)
Maturities and principal payments on securities held to maturity	1,887	4,679
Maturities and principal payments on securities available for sale	5,857	2,282
Proceeds from the sale of securities available for sale	790	184
Proceeds from the redemption of banker’s bank stock	450	225
Proceeds from the sale of other real estate owned	309	-
Net increase in loans	(14,435)	(11,059)
Purchases of premises and equipment	(265)	(173)
Net cash used in investing activities:	(29,872)	(6,736)
Financing activities:
Net increase (decrease) in deposits	41,014	(25,066)
Proceeds from new borrowings	15,000	15,000
Repayments of borrowings	(5,000)	(5,000)
Proceeds from the issuance of common stock	84	227
Dividends paid	(336)	(332)
Net cash provided by (used in) financing activities	50,762	(15,171)
Increase (decrease) in cash and cash equivalents	27,428	(16,322)
Cash and cash equivalents at beginning of year	36,312	55,436
Cash and cash equivalents at end of period	$63,740	$39,114

Supplemental disclosures:
Cash:
Interest paid	$5,841	$5,635
Income taxes paid	13	971
Non-Cash investing activities:
Transfer of loans to Other Real Estate Owned	$470	$229

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2008

 NOTE 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s loan portfolio.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Stock-Based Compensation

On April 24, 2008, the Company announced a 5 percent stock dividend payable on June 27, 2008 to all shareholders of record as of June 13, 2008 and accordingly, all share amounts have been restated to include the effect of the distribution.  On April 24, 2008, $2.7 million was transferred from retained earnings to common stock to account for this transaction based on a per share price of $7.85.

The Company adopted EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” effective January 1, 2007. Accordingly, the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are recognized as an increase in additional paid-in capital.  This Issue is being applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  There was no change in accounting policy for income tax benefits of dividends on share-based payment awards resulting from adoption.

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

The Company’s incentive and nonqualified option plans permit the Board to set vesting requirements.  Grants issued to date generally vest over 3 years and must be exercised within 10 years of the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2008, 1,520,529 shares have been reserved for issuance upon the exercise of options, 800,975 option grants are outstanding, and 571,736 option grants have been exercised, forfeited or expired leaving 147,818 shares available for grant.

During the three months ended March 31, 2008 and  2007, the fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Number of options granted	39,113	66,977
Weighted average exercise price	$7.61	$12.56
Weighted average fair value of options	$1.61	$3.45
Expected life (years)	3.78	4.01
Expected volatility	30.92%	29.72%
Risk-free interest rate	2.44%	4.86%
Dividend yield	2.50%	1.45%

Transactions under the Company’s stock option plans during the three months ended March 31, 2008 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	766,062	$2.70 – 14.01	$6.28
Options granted	39,113	7.31 – 7.70	7.61
Options exercised	-	–	-
Options expired	(4,200)	7.31– 12.62	11.95
Outstanding at March 31, 2008	800,975	$2.70 – 14.01	$6.31	5.15	$1,675,550
Exercisable at March 31, 2008	666,773	$2.70 – 14.01	$5.68	4.30	$1,658,462

Compensation expense related to stock options totaled $30 thousand and $29 thousand for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, there was approximately $301 thousand of unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 1.5 years.

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the three months ended March 31, 2007 was $118 thousand.  There were no options exercised during the first three months of 2008, while options to purchase 22,961 shares were exercised during the prior years' comparable quarter.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  Restricted stock awards granted during the first three months of 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Number of shares granted	11,550	19,019
Weighted average grant date fair value	$7.60	$12.59
Vested as of period end	22,636	9,719

Compensation expense related to the restricted stock awards totaled $39 thousand and $42 thousand for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, 121,551 shares of restricted stock were reserved for issuance, of which 63,940 shares are outstanding, 2,044 shares have been issued and 55,567 shares are available for grant.

The following table summarizes nonvested restricted stock award activity for the three months ended March 31, 2008:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2007	44,611	$12.30
Granted	11,550	7.60
Vested	(11,967)	12.27
Forfeited	(2,890)	10.47
Nonvested restricted stock at March 31, 2008	41,304	$11.12

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

Derivative Instruments and Hedging Activities

The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.

For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.  The Company does not have any fair value hedges or hedges of foreign operations.

The Company formally documents the relationship between the hedging instruments and hedged item, as well as the risk management objective and strategy before undertaking a hedge.  To qualify for hedge accounting, the derivatives and hedged items must be designated as a hedge.  For hedging relationships in which effectiveness is measured, the Company formally assesses, both at inception and on an ongoing basis, if the derivatives are highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

  For derivatives that are designated as cash flow hedges, the effective portion of the gain or loss on derivatives is reported as a component of other comprehensive income or loss and subsequently reclassified in interest income in the same period during which the hedged transaction affects earnings.  As a result, the change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.

  The Company will discontinue hedge accounting when it is determined that the derivative is no longer qualifying as an effective hedge; the derivative expires or is sold, terminated or exercised; or the derivative is de-designated as a fair value or cash flow hedge or it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period.  If the Company determines that the derivative no longer qualifies as a cash flow or fair value hedge and therefore hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings.

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

	Three Months ended March 31,
(In thousands, except per share data)	2008	2007
Net Income to common shareholders	$1,244	$1,451
Basic weighted-average common shares outstanding	7,076	7,325
Plus: Common stock equivalents	195	324
Diluted weighted-average common shares outstanding	7,271	7,649
Net Income per Common share:
Basic	$0.18	$0.20
Diluted	0.17	0.19

NOTE 4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007.  There were no unrecognized tax benefits recognized as a result of the implementation of FIN 48.  The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 5. Other Comprehensive Income

	Pre-tax	Tax	After-tax
Net unrealized security losses

Balance at December 31, 2006			(824)

Unrealized holding gain on securities arising during the period	247	93	154
Less: Reclassification adjustment for gains included in net income	10	3	7
Net unrealized gains on securities arising during the period	237	90	147
Balance at March 31, 2007			(677)

Balance at December 31, 2007			(476)

Unrealized holding loss on securities arising during the period	(681)	(233)	(448)
Less: Reclassification adjustment for loss included in net income	(571)	(191)	(380)
Net unrealized loss on securities arising during the period	(110)	(42)	(68)
Balance at March 31, 2008			(544)

Net unrealized losses on cash flow hedges

Balance at December 31, 2007			(14)

Unrealized holding loss arising during the period	(574)	(218)	(356)
Balance at March 31, 2008			(370)

NOTE 6.  Fair Value

Effective January 1, 2008, the Company adopted SFAS 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.   SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Corporation also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis.  SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.  We have not elected the fair value option for any of our existing financial assets or liabilities and consequently did not have any adoption related adjustments.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

Level 1 Inputs

•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

        Level 2 Inputs

•	Quoted prices for similar assets or liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in markets that are not active.
•	Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or "market corroborated inputs."
•	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs
•	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
•
These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Available for Sale Securities Portfolio -
The fair value of available for sale securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers.  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

SBA Servicing Rights –
SBA servicing rights do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing rights as of March 31, 2008 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18 CPR, and interest strip multiples ranging from 2.68 to 3.25, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing rights are classified as Level 3 assets.

Interest rate swap agreements -
Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of Level 1 markets.  These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets or liabilities in order to arrive at a fair value.  The fair values of our interest swaps are measured using The Yield Book; consequently, they are classified as Level 2 instruments.

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Financial Assets
Securities available for sale	$65	$77,324	$2,337	$79,726
SBA servicing assets			1,990	1,990

Financial Liabilities
Interest rate swap agreements		597		597

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Securities Available for Sale	SBA Servicing Asset
Beginning balance December 31, 2007	$2,711	$2,056
Total net gains (losses) included in:
Net income	-	-
Other comprehensive income	(374)	-
Purchases, sales, issuances and settlements, net	-	(66)
Transfers in and/or out of Level 3	-	-
Ending balance March 31, 2008	$2,337	$1,990

There were no gains and losses (realized and unrealized) included in earnings for assets and liabilities held at March 31, 2008.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS 157 hierarchy (as described above) as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2008.

	Level 1	Level 2	Level 3	Total	Total Fair Value Loss during 3 Months ended March 31, 2008
Financial Assets
SBA loans held for sale		$25,163		$25,163	$-
Impaired loans			3,756	3,756	13

SBA Loans – Held for Sale -
The fair value of SBA loans held for sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

Impaired Loans -
The fair value of impaired loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at March 31, 2008 was $385 thousand.  During the quarter ended March 31, 2008, the valuation allowance for impaired loans increased $13 thousand from $372 thousand at December 31, 2007.

Fair Value of Financial Instruments -
The table below represents the carrying value and fair value of the Company’s financial instruments.  The fair value represents management’s best estimates based on a range of methodologies and assumptions.

•	Cash and Federal Funds Sold - For these short-term instruments, the carrying value is a reasonable estimate of fair value.
•
Securities – For the held to maturity and available for sale portfolios, fair values are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

•	SBA loans held for sale – These loans are carried at the lower of cost or market. The fair values were estimated using quoted prices for similar assets in active markets.
•
Loans, net of allowance - The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the credit, collateral and interest rate risk inherent in the loan.

•	Bankers Bank Stock (FHLB and ACBB) – For these restricted investments, the carrying value approximates fair value.
•
Deposit Liabilities - The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using current market rates.

•	Borrowings and Subordinated Debentures – The fair value of borrowings is estimated by discounting the projected future cash flows using current market rates.
•	Accrued Interest – The carrying amounts of accrued interest approximate fair value.
•	Interest Rate Swap Liabilities – Fair values are based upon the amounts required to settle the contracts.

	2008		2007
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets -
Cash and Federal funds sold	$63,740	$63,740	$39,114	$39,114
Securities held to maturity	34,622	34,577	38,121	37,521
Securities available for sale	79,726	79,726	62,794	62,794
SBA loans held for sale	23,632	25,163	9,298	9,298
Loans, net of allowance for possible loan losses	570,661	574,492	506,264	505,704
Accrued interest receivable	4,131	4,131	3,594	3,594
Bankers bank stock	4,170	4,170	3,403	3,403
SBA servicing asset	1,990	1,990	2,261	2,261
Goodwill and other intangibles	1,585	1,585	1,599	1,599
Financial liabilities -
Total deposits	642,282	635,663	541,399	522,730
Total borrowings and subordinated debentures	110,465	112,962	89,744	89,283
Accrued interest payable	794	794	523	523
Interest rate swap agreements	597	597	-	-

Note 7.  New Accounting Pronouncements

SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements.  This Statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company does not expect that adoption of this Statement will have a material impact on its statements of financial position, operations or shareholders’ equity.

SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  It amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  Also SFAS 161 requires cross-referencing within the footnotes within an entity’s financial statements, which may help users of financial statements locate important information about derivative instruments.  The Statement is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that adoption of this Statement will have a material impact on its statements of financial position, operations or shareholders’ equity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2007 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk factors, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc., (the “Parent Company”), is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 17 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration and other commercial credits. Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio. Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank is used for holding and administering certain loan participations.

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

Earnings Summary

The interest rate, economic and competitive environments during the first three months of 2008 remained challenging for financial institutions.  Factors such as lack of liquidity in the credit markets, continued fall out from the subprime mortgage crisis, asset “fair market” value write-downs, capital adequacy and credit quality concerns resulted in lack of confidence by the markets in the financial industry.  In addition, rising costs, reduced consumer confidence and fears of recession exist.  In response to this outlook, the Federal Reserve Board lowered rates three times for a total of 200 basis points during the first quarter.  These rate reductions brought the Fed Funds target rate down to 2.25 percent by quarter end and the Prime lending rate to 5.25 percent.  The decrease in short-term rates normalized the Treasury yield curve as opposed to the flat and at times inverted Treasury yield curve which existed during 2006 and 2007.  In addition, deposit gathering remained extremely competitive and highly priced throughout the New Jersey and Eastern Pennsylvania market places.

Despite this challenging operating environment, our performance in the first quarter of 2008 included the following accomplishments:
•	Total assets exceeded $800 million,
•	Loans increased 16.9 percent and deposits increased 18.6 percent compared to the prior year’s quarter,
•	The Company remained well capitalized and paid a quarterly dividend of $.05 per share, and
•	The level of nonperforming assets fell from the prior year’s first quarter and year-end.

Net income for the three months ended March 31, 2008, was $1.2 million, a decrease of $207 thousand or 14.3 percent, from net income of $1.5 million for the same period in 2007.

	Three Months ended March 31,
(In thousands, except per share data)	2008	2007
Net Income per Common share:
Basic	$0.18	$0.20
Diluted	0.17	0.19
Return on average assets	0.65%	0.87%
Return on average common equity	10.50%	12.74%
Efficiency ratio	71.95%	70.46%

Our results reflect:
•	Increased net interest income on strong earning asset growth,
•	Higher provision for loan losses,
•	A lower level of net gains on SBA loan sales as a result of reduced premiums on sales, and
•	Higher operating expenses related to the expansion of our retail and lending networks.

Net Interest Income

Tax-equivalent interest income totaled $12.7 million for the three months ended March 31, 2008, an increase of $954 thousand or 8.1 percent, compared to a year ago.  Of the $954 thousand increase in interest income, $1.7 million was due to an increase in the volume of interest-earning assets, partially offset by a $793 thousand decrease due to lower yields on interest-earning assets.  The average volume of interest-earning assets increased $90.2 million to $734.8 million at March 31, 2008 due to an $86.0 million increase in average total loans as loans increased in all categories.  The tax-equivalent yield on interest-earning assets decreased 41 basis points to 6.93 percent during the period as variable rate assets such as SBA loans, commercial loans, consumer home equity loans and federal funds sold and interest-bearing deposits with banks repriced lower.  The mix of earning assets remained relatively constant with an average concentration of 82 percent loans, 15 percent securities and 3 percent federal funds sold and interest bearing deposits for the quarter.

Total interest expense was $6.0 million for the three months ended March 31, 2008, an increase of $317 thousand or 5.6 percent, compared to $5.7 million for the same period a year ago. Of the $317 thousand increase in interest expense, $1.3 million was related to increased average interest-bearing liabilities, partially offset by a $953 thousand decrease due to an reduction in the cost of funds.  Quarter over quarter, average interest-bearing liabilities increased $92.8 million as average interest-bearing deposits increased $67.0 million and borrowed funds and subordinated debentures increased $25.7 million.  The increase in average interest-bearing deposits was a result of increases in the time deposit category, partially offset by a decline in interest-bearing checking and savings accounts.  The increase in average borrowed funds and subordinated debentures was a result of favorable pricing compared to alternative sources of funds as rates began to fall.  The rate paid on interest-bearing liabilities decreased 43 basis points to 3.73 percent for the three months ended March 31, 2008, from 4.16 percent in the same period in 2007.  The cost of interest-bearing deposits decreased 33 basis points to 3.64 percent as the rates paid on demand and savings deposit products decreased, while the cost of borrowed funds and subordinated debentures decreased 109 basis points to 4.25 percent.  These rates fell as our variable rate instruments tied to Prime and Libor repriced lower and other fixed rate products were repriced lower. At the same time, the interest-bearing deposit base shifted from 20 percent interest-bearing checking, 44 percent savings and 36 percent time deposits in the first quarter of 2007 to 14 percent, 35 percent and 51 percent in the first quarter of 2008, respectively.  This deposit concentration fluctuation partially offset the benefit of lower rates as customers shifted into higher costing time deposits.

Tax-equivalent net interest income increased $637 thousand to $6.69 million for the quarter ended March 31, 2008, compared to $6.05 million for the same period a year ago.  Net interest margin declined 11 basis points to 3.64 percent, compared to 3.75 percent for the same period a year ago; although, it increased compared to the 3.62 percent reported for the fourth quarter of 2007.  The net interest spread was 3.20 percent for the three months ended March 31, 2008, compared to 3.18 percent for the same period a year ago.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	March 31, 2008			March 31, 2007
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$22,925	$180	3.16%	$20,650	$262	5.15%
Bankers bank stock	4,174	100	9.64	2,748	58	8.56
Securities:
Available for sale	70,757	908	5.13	62,157	734	4.72
Held to maturity	34,147	455	5.33	42,287	558	5.28
Total securities (a)	104,904	1,363	5.20	104,444	1,292	4.95
Loans, net of unearned discount:
SBA loans	98,614	2,328	9.44	81,783	2,340	11.44
Commercial	372,343	6,735	7.28	318,638	5,988	7.62
Residential mortgages	74,341	1,079	5.81	62,903	888	5.65
Consumer	57,482	901	6.30	53,419	904	6.86
Total loans (a),(b)	602,780	11,043	7.36	516,743	10,120	7.91
Total interest-earning assets	734,783	$12,686	6.93%	$644,585	$11,732	7.34%
Noninterest-earning assets:
Cash and due from banks	14,991			12,228
Allowance for loan losses	(8,690)			(7,877)
Other assets	30,304			29,495
Total noninterest-earning assets	36,605			33,846
Total Assets	$771,388			$678,431

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$78,999	$366	1.86%	$97,570	$552	2.29%
Savings deposits	190,574	1,349	2.85	210,879	2,171	4.18
Time deposits	276,426	3,220	4.69	170,508	1,970	4.69
Total interest-bearing deposits	545,999	4,935	3.64	478,957	4,693	3.97
Borrowed funds and subordinated debentures	100,850	1,065	4.25	75,133	990	5.34
Total interest-bearing liabilities	646,849	6,000	3.73	554,090	5,683	4.16
Noninterest-bearing liabilities:
Demand deposits	74,709			75,222
Other liabilities	2,191			2,927
Total noninterest-bearing liabilities	76,900			78,149
Shareholders' equity	47,639			46,192
Total Liabilities and Shareholders' Equity	$771,388			$678,431

Net interest spread		$6,686	3.20%		$6,049	3.18%
Tax-equivalent basis adjustment		(51)			(30)
Net interest income		$6,635			$6,019
Net interest margin			3.64%			3.75%

(a)  Yields related to securities and loans exempt from federal income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent.

(b)  The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

Rate Volume Table	Amount of Increase (Decrease)
	Three months ended March 31, 2008
	versus March 31, 2007
	Due to change in:
	Volume	Rate	Net
Interest Income
SBA	$436	$(448)	$(12)
Commercial	1,016	(269)	747
Residential mortgage	165	26	191
Consumer	70	(73)	(3)
Total Loans	1,687	(764)	923

Available for sale securities	107	67	174
Held to maturity securities	(108)	5	(103)
Federal funds sold and interest-bearing deposits	27	(109)	(82)
Bankers bank stock	34	8	42
Total interest-earning assets	$1,747	$(793)	$954

Interest Expense
Interest-bearing checking	$(94)	$(92)	$(186)
Savings deposits	(190)	(632)	(822)
Time deposits	1,250	-	1,250
Total interest-bearing deposits	966	(724)	242
Borrowed funds and subordinated debentures	304	(229)	75
Total interest-bearing liabilities	1,270	(953)	317
Tax equivalent net interest income	$477	$160	$637
Tax equivalent adjustment			(21)
Increase in net interest income			$616

Provision for Loan Losses

The provision for loan losses was $450 thousand for the three months ended March 31, 2008, an increase of $250 thousand, compared to a provision of $200 thousand for the same period a year ago.  Net loan charge-offs for the quarter ended March 31, 2008 were $183 thousand, compared to $67 thousand in the comparable quarter a year ago.  The provision is based on management’s assessment of the adequacy of the allowance for loan losses, which is described under the caption, “Financial Condition-Allowance for Loan Losses.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.5 million for the three months ended March 31, 2008, a decrease of $224 thousand compared with the same period in 2007.   The components of noninterest income are as follows:

	Three months ended March 31,
			Percent
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$320	$349	(8.3	) %
Service and loan fee income	300	366	(18.0)
Gain on sales of SBA loans, net	576	679	(15.2)
Net security gains	70	10	NM
Bank-owned life insurance	51	49	4.1
Other income	138	226	(38.9)
Total noninterest income	$1,455	$1,679	(13.3	) %
NM = Not meaningful

   Service charges on deposit accounts decreased $29 thousand for the three months ended March 31, 2008 when compared to the same period a year ago.  These decreases were a result of customer migration into free products or lower balance requirement products plus the continued impact of faster clearing times, due to the implementation of the federal “Check 21” law.

Service and loan fee income decreased $66 thousand for the three months ended March 31, 2008 when compared to the same period a year ago.  The decrease in loan and servicing fees during these periods was the result of lower levels of servicing fee rates on our serviced SBA portfolio due to payoffs in the portfolio and lower levels of loan prepayment fees.  Average serviced SBA loans totaled $137.9 million and $142.4 million for the three months ended March 31, 2008 and  2007, respectively.  It is anticipated that the level of loan service fee income will decline in the future as the Company maintains a higher proportion of SBA loans in its portfolio.

Net gains on SBA loan sales decreased $103 thousand or 15.2 percent for the quarter, compared to the same period a year ago, as a result of lower premiums on sales.  SBA loan sales totaled $12.1 million for the three months ended March 31, 2008, compared to $11.3 million for the three months ended March 31,  2007.

There were $70 thousand in security gains realized during the three months ended March 31, 2008 and $10 thousand realized in the prior year quarter.

Bank owned life insurance income totaled $51 thousand for the three months ended March 31, 2008.

Other noninterest income decreased $88 thousand for the three months ended March 31, 2008 due to lower loan referral fees.

Noninterest Expense

   Total noninterest expense increased $353 thousand or 6.5 percent to $5.8 million for the three months ended March 31, 2008 compared to a year ago.  Branch expansion and growth of our SBA lending franchise increased our operational expenses quarter over quarter.  The components of noninterest expense are as follows:

	Three months ended March 31,
			Percent
(In thousands)	2008	2007	Change
Compensation and benefits	$3,220	$2,955	9.0%
Occupancy	701	673	4.2
Processing and communications	570	550	3.6
Furniture and equipment	388	400	(3.0)
Professional services	198	136	45.6
Loan servicing costs	102	90	13.3
Advertising	62	94	(34.0)
Deposit insurance	63	17	NM
Other expenses	466	502	(7.2)
Total noninterest expense	$5,770	$5,417	6.5%
NM = Not meaningful

Compensation and benefits expense, the largest component of noninterest expense, increased $265 thousand for the three months ended March 31, 2008 compared to the same period a year ago.  The increase in compensation and benefits expense was a result of cost of living increases and a larger employee base.  Full-time equivalent employees amounted to 188 at March 31, 2008, compared to 179 at March 31, 2007.

Occupancy expense increased $28 thousand for the three months ended March 31, 2008 compared to the same period a year ago.  This increase was attributable to the added expense of our expanding our branch network.

 Processing and communications expense increased $20 thousand for the three months ended March 31, 2008, compared to the same period a year ago.  The increased processing and communications expenses reflect increased transaction volume, due to the increase in loans and deposits.

Furniture and equipment expense decreased $12 thousand for the three months ended March 31, 2008, compared to the same period a year ago, This decrease was the result of lower software, network and equipment maintenance expenses, partially offset by increased equipment depreciation and lease expense.

Professional services increased $62 thousand for the three months ended March 31, 2008, compared to the same period a year ago, due primarily to higher supervisory, legal and consulting fees.

Loan servicing costs increased $12 thousand for the three months ended March 31, 2008, compared to the same period a year ago.   The increase in expenses during this period was due to collection expenses associated with delinquent loans.

Advertising expense decreased $32 thousand for the three months ended March 31, 2008, compared to the same period a year ago due to the use of less expensive delivery channels related to new business generation.

Deposit insurance expense increased $46 thousand for the three month ended March 31, 2008, compared to the prior year period due to higher rates charged by the FDIC.

Other operating expenses decreased $36 thousand for the quarter ended March 31, 2008, compared to the prior year due to lower employee recruitment fees.

Income Tax Expense

For the quarter ended March 31, 2008, the provision for income taxes was $626 thousand, compared to $630 thousand for the same period a year ago.  The current 2008 tax provision represents an effective tax rate of approximately 33.5 percent as compared to 30.3 percent for the prior year.  Management anticipates an effective rate of approximately 33.5 percent for the remainder of 2008.

Financial Condition at March 31, 2008

Total assets at March 31, 2008 were $807.9 million compared to $681.3 million a year ago and $752.2 million at year-end 2007.  Compared to year-end 2007, total assets increased due primarily to the investment of time deposit balances into loans.

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

AFS securities totaled $79.7 million at March 31, 2008, an increase of $14.9 million from year-end 2007. This increase was the result of $21.5 million in purchases, partially offset by $5.9 million in maturities, calls and principal payments received, $720 thousand in sales and $110 thousand depreciation in the market value of the portfolio.  Purchases during the quarter consisted of US Government agency and mortgage backed securities.   The yield on the AFS securities portfolio was 5.13 percent for the three months ended March 31, 2008, compared to 4.72 percent a year ago.  The weighted average life of the AFS portfolio was 6.08 years and the effective duration of the portfolio was 2.55 years at March 31, 2008, compared to 7.18 years and 2.82 years, respectively at December 31, 2007.

HTM securities totaled $34.6 million at March 31, 2008, an increase of $886 thousand compared to $33.7 million at December 31, 2007.  This increase was the result of $2.8 million in purchases, partially offset by $1.9 million in calls and principal payments received.  The yield on HTM securities was 5.33 percent for the three months ended March 31, 2008, compared to 5.28 percent for the same period a year ago.  As of March 31, 2008, and December 31, 2007, the market value of HTM securities was $34.6 million and $33.6 million, respectively.  The weighted average life of the HTM portfolio was 4.35 years and the effective duration of the portfolio was 3.48 years at March 31, 2008, compared to 4.0 years and 3.01 years, respectively at December 31, 2007.

Securities with a carrying value of $73.4 million and $61.9 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in pledged securities is $2.9 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

  Total loans at March 31, 2008, increased $12.8 million or 2.2 percent to $602.9 million compared to $590.1 million at year-end 2007 due to growth in all loan product lines.  The loan portfolio concentration consisted of 62 percent commercial, 15 percent SBA, 13 percent residential mortgages and 10 percent consumer loans at March 31, 2008 and December 31, 2007.

  Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $372.7 million at March 31, 2008, and increased $6.9 million from $365.8 million at year-end 2007.  The yield on commercial loans was 7.28 percent for the three months ended March 31, 2008 compared to 7.62 percent for the same period a year ago.

SBA loans, which provide guarantees of up to 85 percent of the principal balance from the SBA, were generally sold in the secondary market with the non-guaranteed portion held in the portfolio as a loan held for investment.  However during the third quarter of 2007, the Company announced a strategic decision to begin retaining a portion of its SBA 7 (A) program loans in its portfolio, rather than selling them into the secondary market.  SBA loans held for investment amounted to $71.8 million at March 31, 2008, an increase of $2.9 million from year-end  2007.  SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $23.6 million at March 31, 2008, a decrease of $1.0 million from year-end 2007.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 9.44 percent for the three months ended March 31, 2008, compared to 11.44 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties.  These loans increased $3.0 million to $76.7 million at March 31, 2008, compared to $73.7 million at December 31, 2007.  The yield on residential mortgages was 5.81 percent for the three months ended March 31, 2008, compared to 5.65 percent for the same period a year ago.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $58.1 million at March 31, 2008, an increase of $950 thousand from $57.1 million at December 31, 2007.  The yield on consumer loans was 6.30 percent for the three months ended March 31, 2008, compared to 6.86 percent for the same period a year ago.

The reduced yields throughout the loan portfolio reflect the re-pricing of variable rate products downward as the Prime lending rate has declined.

Asset Quality

Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan.  A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectability of principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days and still accruing interest are not included in nonperforming loans.

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

The following table sets forth information concerning nonaccrual loans and nonperforming assets at each of the periods indicated:

(In thousands)	March 31, 2008	Dec. 31, 2007	March 31, 2007
Nonperforming loans:
SBA (1)	$1,936	$1,630	$2,972
Commercial	864	2,110	2,933
Residential mortgage	1,053	1,192	414
Consumer	289	529	196
Total nonperforming loans	4,142	5,461	6,515
OREO	266	106	256
Total Nonperforming assets	$4,408	$5,567	$6,771

Past Due 90 days or more and still accruing interest
SBA	$290	$41	$145
Commercial	81	114	-
Residential mortgage	169	-	-
Consumer	6	-	-
Total accruing loans 90 days or more past due	$546	$155	$145

Nonperforming assets to total assets	0.55%	0.93%	0.99%
Nonperforming assets to loans and OREO	0.73%	0.94%	1.31%
(1) SBA Loans Guaranteed	$591	$714	$1,442

 Nonperforming assets amounted to $4.4 million at March 31, 2008, a decrease of $1.2 million from year-end 2007.  This reduction was due primarily to $1.9 million in payoffs, pay-downs, charge-offs and SBA repurchases partially offset by $717 thousand in loans newly transferred to nonaccrual status.  There were $546 thousand and $155 thousand in loans past due 90 days or more and still accruing interest at March 31, 2008 and December 31, 2007, respectively.  Included in nonperforming assets at March 31, 2008, are approximately $591 thousand of loans guaranteed by the SBA, compared to $714 thousand at December 31, 2007.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.5 million at March 31, 2008, a decrease of $1.1 million from December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses totaled $8.7 million, $8.4 million and $7.8 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively, with a resulting allowance to total loan ratios of 1.43 percent, 1.42 percent and 1.50 percent, respectively.  Net charge-offs amounted to $183 thousand for the three months ended March 31, 2008, compared to $67 thousand for the three months ended March 31, 2007.

The following is a reconciled summary of the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(In thousands)	2008	2007
Balance, beginning of period	$8,383	$7,624
Provision charged to expense	450	200

Charge-offs:
SBA	264	116
Commercial	-	-
Residential mortgage	25	-
Consumer	6	2
Total Charge-offs	295	118

Recoveries:
SBA	60	41
Commercial	2	6
Residential mortgage	-	-
Consumer	50	4
Total recoveries	112	51
Total net charge-offs	183	67
Balance, end of period	$8,650	$7,757
Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.12%	0.05%
Allowance for loan losses to total loans at period end	1.43%	1.50%
Allowance for loan losses to nonperforming loans	208.82%	119.06%

Deposits

Deposits, which include noninterest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

During the first three months of 2008, total deposits increased $41.0 million to $642.3 million at March 31, 2008, from $601.3 million at December 31, 2007.  The increase in deposits was primarily the result of a $40.2 million increase in time deposits and a $10.4 million increase in demand deposits, partially offset by a $1.8 million decrease in interest-bearing demand deposits and a $7.8 million decrease in savings deposits.

This activity has resulted in a shift in our deposit concentration from 33 percent savings and 43 percent time deposits at December 31, 2007, to 29 percent savings and 46 percent time deposits at March 31, 2008.   The concentration of demand deposits equaled 12 percent and interest-bearing demand deposits equaled 13 percent at March 31, 2008 and December 31, 2007.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $110.5 million at March 31, 2008, an increase of $10.0 million or 10.0 percent from December 31, 2007. This net increase was due to the addition of $15 million in net borrowings during the quarter, offset in part by $5 million in repayments.  As of March 31, 2008, the Company was a party to the following borrowed funds and subordinated debenture transactions:

(In thousands)	March 31, 2008	December 31, 2007
FHLB Borrowings:
Overnight line of credit	$-	$5,000
Fixed rate advances	40,000	40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	25,000	10,000
Subordinate debentures	15,465	15,465

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2008, is a decline of 1.60 percent in a rising-rate environment and a decrease of 0.64 percent in a falling-rate environment.  Both variances are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2007, the economic value of equity with rate shocks of 200 basis points was a decline of 2.02 percent in a rising-rate environment and an increase of 0.34 percent in a falling-rate environment.

 Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $63.7 million at March 31, 2008, an increase of $27.4 million from December 31, 2007.  Net cash provided by operating activities for the three months ended March 31, 2008, amounted to $6.5 million, primarily due to proceeds from the sale of SBA loans and net income from operations, offset by originations of loans held for sale.  Net cash used in investing activities amounted to $29.9 million for the three months ended March 31, 2008, primarily due to loan originations and security purchases, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $50.8 million for the three months ended March 31, 2008, attributable to increased deposits, borrowings and proceeds from the exercise of stock options, partially offset by the repayment of borrowings and payment of dividends.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At March 31, 2008, the Parent Company had $633 thousand in cash and $184 thousand in marketable securities, valued at fair market value, compared to $433 thousand in cash and $216 thousand in marketable securities at December 31, 2007.  The increase in cash at the parent company was due to the payment of dividends by the Bank, partially offset by the payment of dividends to shareholders and other operating expenses.  Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

At March 31, 2008, $15.0 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $44.0 million at March 31, 2008.

As of March 31, 2008, deposits included $19.0 million of Government deposits, as compared to $30.5 million at December 31, 2007.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $12.3 million of deposits from three municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

At March 31, 2008, the Bank had $147 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $36 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying hybrid instruments; and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments, which do not qualify for Tier I capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require a bank to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for pre-defined, credit-risk factors (risk-adjusted assets).  A bank is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0 percent.

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

The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2008
Leverage Ratio	62,061	8.06%	≥	30,784	4.00%	≥	38,479	N/A
Tier I risk-based ratio	62,061	9.66%	≥	25,710	4.00%	≥	38,565	N/A
Total risk-based ratio	70,104	10.91%	≥	51,420	8.00%	≥	64,276	N/A
As of December 31, 2007
Leverage Ratio	61,157	8.25%	≥	29,654	4.00%	≥	37,067	N/A
Tier I risk-based ratio	61,157	9.81%	≥	24,947	4.00%	≥	37,421	N/A
Total risk-based ratio	68,962	11.06%	≥	49,895	8.00%	≥	62,369	N/A

The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2008
Leverage Ratio	53,097	6.91	≥	30,746	4.00%	≥	38,432	5.00%
Tier I risk-based ratio	53,097	8.27	≥	25,673	4.00%	≥	38,509	6.00%
Total risk-based ratio	69,629	10.85	≥	51,346	8.00%	≥	64,182	10.00%
As of December 31, 2007
Leverage Ratio	52,249	7.06%	≥	29,617	4.00%	≥	37,021	5.00%
Tier I risk-based ratio	52,249	8.39%	≥	24,919	4.00%	≥	37,378	6.00%
Total risk-based ratio	68,545	11.00%	≥	49,837	8.00%	≥	62,297	10.00%

Shareholders’ Equity

Shareholders' equity increased $636 thousand, or 1.3 percent, to $47.9 million at March 31, 2008, compared to $47.3 million at December 31, 2007.  This increase was the result of $1.2 million in net income, $84 thousand in proceeds from the stock dividend reinvestment plan and $69 thousand in employee stock benefit related credits, partially offset by $337 thousand in cash dividends declared during the three months ended March 31, 2008, and $424 thousand of depreciation in the market value of the securities available for sale portfolio and interest rate swaps.

On April 24, 2008, the Company announced a 5 percent stock dividend payable on June 27, 2008 to all shareholders of record as of June 13, 2008 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2008.  As of March 31, 2008, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  As part of its ongoing capital management strategy, the Company does not foresee repurchasing additional shares in the near future.

Derivative Financial Instruments

The Company has stand alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets and other liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  The Company deals only with primary dealers.

Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

Risk Management Policies – Hedging Instruments
The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks.  On a quarterly basis, the Company evaluates the effectiveness of entering into any derivative agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Interest Rate Risk Management – Cash Flow Hedging Instruments
The Company has long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

At March 31, 2008 and 2007 the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows:

(Dollars in thousands)	2008	2007
Notional amount	$15,000	$-
Weighted average pay rate	4.05%	-%
Weighted average receive rate	4.60%	-%
Weighted average maturity in years	3.3	-
Unrealized loss relating to interest rate swaps	$(597)	$-

These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month Libor) in exchange for making payments at a fixed rate.

At March 31, 2008, the unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  There were no amounts of other comprehensive income reclassified into interest expense during the quarter ended March 31, 2008.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

      During 2008, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.     Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(b)
Changes in internal controls over financial reporting – No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no significant changes in the Company’s assessment of the risk factors associated with the Company’s securities in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   none
(b)   none
(c )  none

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

UNITY BANCORP, INC.

Dated: May 13, 2008	By:/s/______________________
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