Form 10-Q
period 2008-06-30
UNITY BANCORP INC /NJ/
filed 2008-08-14
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2008 common stock, no par value: 7,109,437 shares outstanding

Part 1.-Consolidated Financial Information
Item 1.-Consolidated Financial Statements (unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)	06/30/08	12/31/07	06/30/07
Assets
Cash and due from banks	$20,368	$14,336	$14,696
Federal funds sold and interest-bearing deposits	33,678	21,976	51,063
Securities:
Available for sale	77,110	64,855	62,929
Held to maturity (market value of $29,077, $33,639 and $35,523, respectively)	29,862	33,736	36,531
Total securities	106,972	98,591	99,460
Loans:
SBA held for sale	25,605	24,640	8,914
SBA held to maturity	75,988	68,875	66,634
Commercial	387,302	365,786	342,328
Residential mortgage	95,100	73,697	69,417
Consumer	59,044	57,134	54,092
Total loans	643,039	590,132	541,385
Less: Allowance for loan losses	8,945	8,383	7,997
Net loans	634,094	581,749	533,388
Premises and equipment, net	12,372	12,102	11,614
Bank-owned life insurance	5,674	5,570	5,467
Accrued interest receivable	4,095	3,994	3,687
Loan servicing asset	1,877	2,056	2,289
Goodwill and other intangibles	1,581	1,588	1,596
Other assets	11,604	10,234	9,143
Total assets	$832,315	$752,196	$732,403
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand deposits	$81,273	$70,600	$74,731
Interest-bearing checking	88,551	78,019	84,107
Savings deposits	180,665	196,390	218,273
Time deposits, under $100,000	236,241	168,244	138,440
Time deposits, $100,000 and over	85,151	88,015	80,542
Total deposits	671,881	601,268	596,093
Borrowed funds	95,000	85,000	60,000
Subordinated debentures	15,465	15,465	24,744
Accrued interest payable	779	635	595
Accrued expense and other liabilities	1,239	2,568	2,729
Total liabilities	784,364	704,936	684,161
Commitments and contingencies	-	-	-
Shareholders' equity:
Common stock, no par value: 12,500 shares authorized	52,281	49,447	49,087
Retained earnings	1,593	2,472	1,435
Treasury stock (425 shares at June 30, 2008 and December 31, 2007 and 107 shares at June 30, 2007)	(4,169)	(4,169)	(1,121)
Accumulated other comprehensive loss	(1,754)	(490)	(1,159)
Total Shareholders' Equity	47,951	47,260	48,242
Total Liabilities and Shareholders' Equity	$832,315	$752,196	$732,403

Issued common shares	7,520	7,488	7,478
Outstanding common shares	7,095	7,063	7,371

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp
Consolidated Statements of Income
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Interest and dividend income:
Fed funds sold and interest on deposits	$111	$221	$291	$483
Bankers bank stock	76	56	176	114
Securities:
Available for sale	932	722	1,807	1,444
Held to maturity	398	478	835	1,018
Total securities	1,330	1,200	2,642	2,462
Loans:
SBA loans	2,028	2,202	4,356	4,542
Commercial loans	6,667	6,378	13,402	12,366
Residential mortgage loans	1,209	967	2,288	1,855
Consumer loans	846	951	1,747	1,855
Total loan interest income	10,750	10,498	21,793	20,618
Total interest and dividend income	12,267	11,975	24,902	23,677
Interest expense:
Interest-bearing demand deposits	350	477	716	1,029
Savings deposits	918	2,122	2,267	4,293
Time deposits	3,006	2,153	6,226	4,123
Borrowed funds and subordinated debentures	1,155	1,136	2,220	2,126
Total interest expense	5,429	5,888	11,429	11,571
Net interest income	6,838	6,087	13,473	12,106
Provision for loan losses	650	350	1,100	550
Net interest income after provision for loan losses	6,188	5,737	12,373	11,556
Noninterest income:
Service charges on deposit accounts	341	339	661	688
Service and loan fee income	302	380	602	746
Gain on sales of SBA loans, net	417	824	993	1,503
Net security (losses) gains	(206)	19	(136)	10
Bank-owned life insurance	53	46	104	95
Other income	121	140	259	385
Total noninterest income	1,028	1,748	2,483	3,427
Noninterest expense:
Compensation and benefits	2,980	2,723	6,200	5,678
Occupancy	713	644	1,414	1,317
Processing and communications	544	563	1,114	1,113
Furniture and equipment	413	394	801	794
Professional services	143	162	341	298
Loan servicing costs	138	169	240	259
Advertising	79	105	141	199
Deposit Insurance	111	16	174	34
Other expenses	496	491	962	992
Total noninterest expense	5,617	5,267	11,387	10,684
Net income before provision for income taxes	1,599	2,218	3,469	4,299
Provision for income taxes	495	676	1,121	1,306
Net income	$1,104	$1,542	$2,348	$2,993

Net income per common share - Basic	$0.16	$0.21	$0.33	$0.41
Net income per common share - Diluted	0.15	0.20	0.32	0.39
Weighted average shares outstanding – Basic	7,092	7,334	7,084	7,330
Weighted average shares outstanding – Diluted	7,275	7,660	7,274	7,663

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2008 and 2007
(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2006	7,296	$44,343	$2,951	$(242)	$(824)	$46,228
Comprehensive income:
Net Income			2,993			2,993
Net unrealized loss on securities					(335)	(335)
Total comprehensive income						2,658
Cash dividends declared on common stock of $.10 per share			(686)			(686)
Common stock purchased	(82)			(879)		(879)
5% stock dividend, including cash-in-lieu		3,820	(3,823)			(3)
Stock issued, including related tax benefits	139	780				780
Stock-based compensation	18	144				144
Balance, June 30, 2007	7,371	$49,087	$1,435	$(1,121)	$(1,159)	$48,242

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2007	7,063	$49,447	$2,472	$(4,169)	$(490)	$47,260
Comprehensive income:
Net Income			2,348			2,348
Net unrealized loss on securities					(1,240)	(1,240)
Net unrealized loss on cash flow hedge derivatives					(24)	(24)
Total comprehensive income						1,084
Cash dividends declared on common stock of $.10 per share			(692)			(692)
5% stock dividend, including cash-in-lieu		2,532	(2,535)			(3)
Stock issued, including related tax benefits	21	151				151
Stock-based compensation	11	151				151
Balance, June 30, 2008	7,095	$52,281	$1,593	$(4,169)	$(1,754)	$47,951

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
 (unaudited)

	For the six months ended June 30,
(In thousands)	2008	2007
Operating activities:
Net income	$2,348	$2,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	550
Net amortization of purchase premium (discount) on securities	30	38
Depreciation and amortization	208	349
Decrease in deferred income taxes	(1,249)	(341)
Net loss (gain) on sale of securities	136	(10)
Stock compensation expense	151	144
Gain on sale of SBA loans held for sale	(993)	(1,503)
Gain on sale of mortgage loans	(21)	(28)
Loss on disposal of fixed assets	28	-
Origination of mortgage loans held for sale	(1,739)	(1,614)
Origination of SBA loans held for sale	(20,822)	(21,894)
Proceeds from the sale of mortgage loans held for sale	1,760	1,642
Proceeds from the sale of SBA loans	20,850	26,756
Net change in other assets and liabilities	383	2,000
Net cash provided by operating activities	1,404	9,082
Investing activities:
Purchases of securities held to maturity	(2,782)	-
Purchases of securities available for sale	(30,337)	(3,020)
Purchases of banker’s bank stock	(462)	(3,084)
Maturities and principal payments on securities held to maturity	6,652	6,264
Maturities and principal payments on securities available for sale	12,610	2,185
Proceeds from the sale of securities available for sale	3,248	-
Proceeds from the redemption of banker’s bank stock	450	2,769
Proceeds from the sale of other real estate owned	309	267
Net increase in loans	(52,800)	(37,472)
Proceeds from the sale of premises and equipment	263	-
Purchases of premises and equipment	(911)	(529)
Net cash used in investing activities	(63,761)	(32,620)
Financing activities:
Net increase in deposits	70,613	29,628
Proceeds from new borrowings	15,000	15,000
Repayments of borrowings	(5,000)	(10,000)
Proceeds from the issuance of common stock	151	780
Purchase of common stock	-	(879)
Dividends paid	(674)	(668)
Net cash provided by financing activities	80,090	33,861
Increase in cash and cash equivalents	17,734	10,323
Cash and cash equivalents at beginning of year	36,312	55,436
Cash and cash equivalents at end of period	$54,046	$65,759

Supplemental disclosures:
Cash:
Interest paid	$11,285	$11,451
Income taxes paid	851	1,839
Non-Cash investing activities:
Transfer of loans to Other Real Estate Owned	$470	$423

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2008

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Stock Transactions

On April 24, 2008, the Company announced a 5 percent stock dividend which was paid on June 27, 2008 to all shareholders of record as of June 13, 2008 and accordingly, all share amounts presented have been restated to include the effect of the distribution.  On April 24, 2008, $2.5 million was transferred from retained earnings to common stock to account for this transaction based on a per share price of $7.85.

The Company adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, effective January 1, 2007. Accordingly, the realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are recognized as an increase in additional paid-in capital.  This Issue is being applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  There was no change in accounting policy for income tax benefits of dividends on share-based payment awards resulting from adoption.

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

The Company’s incentive and nonqualified option plans permit the Board to set vesting requirements.  Grants issued to date generally vest over 3 years and must be exercised within 10 years of the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2008, 1,520,529 shares have been reserved for issuance upon the exercise of options, 803,318 option grants are outstanding, and 572,271 option grants have been exercised, forfeited or expired leaving 144,940 shares available for grant.

During the three and six month periods ended June 30, 2008 and 2007, the fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Number of shares granted	3,150	-	42,263	66,978
Weighted average exercise price	$7.48	-	$7.60	$12.56
Weighted average fair value	$1.56	-	$1.60	$3.45
Expected life	3.98	-	3.80	4.01
Expected volatility	32.02%	-	31.00%	29.72%
Risk-free interest rate	2.39%	-	2.44%	4.86%
Dividend yield	2.61%	-	2.51%	1.45%

Transactions under the Company’s stock option plans during the six months ended June 30, 2008 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	766,054	$2.70 – 14.01	$6.28
Options granted	42,263	7.31 – 7.70	7.60
Options exercised	(536)	5.04 – 5.04	5.04
Options expired	(4,463)	5.04 – 12.62	11.66
Outstanding at June 30, 2008	803,318	$2.70 – 14.01	$6.32	4.92	$1,422,406
Exercisable at June 30, 2008	667,999	$2.70 – 14.01	$5.69	4.06	$1,422,406

Compensation expense related to stock options totaled $37 thousand and $28 thousand for the three months ended June 30, 2008 and 2007, respectively and $68 thousand and $57 thousand for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, there was approximately $261 thousand of unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 1.1 years.

The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the three months ended June 30, 2008 and 2007 was $1 thousand and $331 thousand, respectively.  The total intrinsic value of the stock options exercised during the six months ended June 30, 2008 and 2007 was $1 thousand and $420 thousand, respectively.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  Restricted stock awards granted during the first three months of 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Number of Shares Granted	1,050	525	12,600	19,549
Weighted Average Fair Market Value	$7.48	$11.08	$7.59	$12.55
Vested as of Period End	22,640	9,113	22,640	9,113

Compensation expense related to the restricted stock awards totaled $45 thousand and $52 thousand for the three months ended June 30, 2008 and 2007, respectively.  Compensation expense related to the restricted stock awards totaled $83 thousand and $87 thousand for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, 121,551 shares of restricted stock were reserved for issuance, of which 64,998 shares are outstanding, 2,045 shares have been issued and 54,508 shares are available for grant.

    The following table summarizes nonvested restricted stock award activity for the six months ended June 30, 2008:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2007	44,611	$12.30
Granted	12,600	7.59
Vested	(11,963)	12.25
Forfeited	(2,890)	10.46
Nonvested restricted stock at June 30, 2008	42,358	$11.04

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

Derivative Instruments and Hedging Activities

The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of June 30, 2008 all of the Company's derivative instruments qualified as hedging instruments.

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

Loans Held To Maturity and Loans Held For Sale

Loans held to maturity are stated at the unpaid principal balance, net of unearned discounts and net of deferred loan origination fees and costs.  Loan origination fees, net of direct loan origination costs, are deferred and are recognized over the estimated life of the related loans as an adjustment to the loan yield utilizing the level yield method.

Interest is credited to operations primarily based upon the principal amount of outstanding.  When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan interest accruals are discontinued and all past due interest, previously recognized as income, is reversed and charged against current period earnings.  Payments received on nonaccrual loans are applied as principal.  Loans are returned to an accrual status when collectibility is reasonably assured and when the loan is brought current as to principal and interest.

Loans and leases are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when the borrower is in arrears for two or more monthly payments; open end credit for two or more billing cycles; and single payment notes if interest or principal remains unpaid for 30 days or more.

Loans are charged off when collection is sufficiently questionable and when the Bank can no longer justify maintaining the loan as an asset on the balance sheet. Loans qualify for charge off when, after thorough analysis, all possible sources of repayment are insufficient. These include: 1) potential future cash flow, 2) value of collateral, and/or 3) strength of co-makers and guarantors. All unsecured loans are charged off upon the establishment of the loan’s nonaccrual status. Additionally, all loans classified as a loss or that portion of the loan classified as a loss, are charged off. All loan charge-offs are approved by the Board of Directors.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all non-accrual loans.  Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan’s effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.

The Company originates loans to customers under an SBA program that generally provides for SBA guarantees up to 85 percent of each loan.  The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing.  The premium received on the sale of the guaranteed portion of SBA loans and the present value of future cash flows of the servicing asset are recognized in income. The non-guaranteed portion is generally held in the portfolio.

Serviced loans sold to others are not included in the accompanying consolidated balance sheets.  Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing asset.

  For additional information see the section titled "Loan Portfolio" under Item II.  Management's Discussion and Analysis.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses as of the balance sheet date.  The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

  The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience.   The allowance for loan losses consists of specific reserves for individually impaired credits, reserves for non-impaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends.   This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

   Although management attempts to maintain the allowance at a level deemed adequate to provide for probable losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions and underlying collateral values.  In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses.  These agencies may require the Company to make additional provisions based on their judgments about information available to them at the time of their examination.

  For additional information see the section titled "Allowance for Loan Losses" under Item II.  Management's Discussion and Analysis.

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

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net Income to common shareholders	$1,104	$1,542	$2,348	$2,993
Basic weighted-average common shares outstanding	7,092	7,334	7,084	7,330
Plus: Common stock equivalents	183	326	190	333
Diluted weighted-average common shares outstanding	7,275	7,660	7,274	7,663
Net Income per Common share:
Basic	$0.16	$0.21	$0.33	$0.41
Diluted	0.15	0.20	0.32	0.39

NOTE 4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  There were no unrecognized tax benefits recognized as a result of the implementation of FIN 48.  The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 5. Other Comprehensive Income (Loss)
(In thousands)	Pre-tax	Tax	After-tax
Net unrealized security losses

Balance at December 31, 2006			$(824)

Unrealized holding loss on securities arising during the period	$(530)	$(202)	(328)
Less: Reclassification adjustment for gains included in net income	10	3	7
Net unrealized loss on securities arising during the period	$(540)	$(205)	$(335)
Balance at June 30, 2007			(1,159)

Balance at December 31, 2007			$(476)

Unrealized holding loss on securities arising during the period	$(2,136)	$(806)	(1,330)
Less: Reclassification adjustment for loss included in net income	(136)	(46)	(90)
Net unrealized loss on securities arising during the period	$(2,000)	$(760)	$(1,240)
Balance at June 30, 2008			(1,716)

Net unrealized losses on cash flow hedges

Balance at December 31, 2007			$(14)

Unrealized holding loss arising during the period	$(39)	$15	(24)
Balance at June 30, 2008			$(38)

NOTE 6.  Fair Value

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis.  SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.  We presently elected not to report any of our existing financial assets or liabilities at fair value and consequently did not have any adoption related adjustments.

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

Level 1 Inputs
·	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
·
 Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

     Level 2 Inputs
·	Quoted prices for similar assets or liabilities in active markets.
·	Quoted prices for identical or similar assets or liabilities.
·
 Inputs other than quoted prices that are obserbable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or
"market corroborated inputs."

·	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs
·	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
·
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

SBA Servicing Rights –
SBA servicing rights do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing rights as of June 30, 2008 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18 CPR, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing rights are classified as Level 3 assets.

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

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale	$3,014	$72,236	$1,860	$77,110
SBA servicing assets	-	-	1,877	1,877
Interest rate swap agreements	-	10	-	10
Total	3,014	72,246	3,737	78,997

Financial Liabilities:
Interest rate swap agreements	-	71	-	71
Total	-	71	-	71

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(In thousands)	Securities Available for Sale	SBA Servicing Asset
Beginning balance December 31, 2007	$2,711	$2,056
Total net gains (losses) included in:
Net income	-	-
Other comprehensive income	(851)	-
Purchases, sales, issuances and settlements, net	-	(179)
Transfers in and/or out of Level 3	-	-
Ending balance June 30, 2008	$1,860	$1,877

There were no gains and losses (realized and unrealized) included in earnings for assets and liabilities held at June 30, 2008.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS 157 hierarchy (as described above) as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2008.

(In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Gain during 6 months ended June 30, 2008
Financial Assets:
SBA loans held for sale		$27,070		$27,070	$-
Impaired loans			$6,259	$6,259	$10

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at June 30, 2008 was $362 thousand.  During the six months ended June 30, 2008, the valuation allowance for impaired loans decreased $10 thousand from $372 thousand at December 31, 2007.

Note 7.  New Accounting Pronouncements

    SFAS No. 141R, Business Combinations (Revised 2007).  In December 2007, the FASB issued SFAS No. 141R (Revised 2007), which replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS No. 141R is effective for all business combinations closing on or after January 1, 2009 and could have a significant impact on our accounting for business combinations on or after such date.

    SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  This Statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company does not expect that adoption of this Statement will have a material impact on its statements of financial position, operations or shareholders’ equity.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  It amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  Also SFAS 161 requires cross-referencing within the footnotes within an entity’s financial statements, which may help users of financial statements locate important information about derivative instruments.  The Statement is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that adoption of this Statement will have a material impact on its statements of financial position, operations or shareholders’ equity.

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

Earnings Summary

The interest rate, economic and competitive environments during the first half of 2008 remained challenging for financial institutions.  Factors such as lack of liquidity in the credit markets, continued fall-out from the subprime mortgage crisis, asset “fair market” value write-downs, capital adequacy and credit quality concerns have resulted in a lack of confidence by the markets in the financial industry.  The Federal Reserve Board lowered rates three times for a total of 200 basis points during the first quarter and 25 basis points in the beginning of the second quarter of 2008 in an attempt to stimulate economic growth.  These rate reductions brought the Fed Funds target rate down to 2.00 percent by the end of the second quarter and the Prime lending rate to 5.00 percent.  The decrease in short-term rates normalized the Treasury yield curve as opposed to the flat and at times inverted Treasury yield curve which existed during 2006 and 2007.  In addition, inflationary pressures such as rising food and energy costs, a weakened dollar, rising unemployment and reduced consumer confidence persist.   Deposit gathering remained extremely competitive during this period and highly priced throughout the Company's New Jersey and Eastern Pennsylvania market places.

Despite this challenging operating environment, our performance in the second quarter of 2008 included the following accomplishments:
·	Total assets exceeded $832 million,
·	Continued market share expansion as total loans increased 18.8 percent from one year ago,
·	Total deposits increased 12.7 percent from one year ago,
·	The Company remained well capitalized and continued to pay quarterly dividends of $.05 per share ($.10 per share paid year to date).

Net income for the three months ended June 30, 2008, was $1.1 million, a decrease from net income of $1.5 million for the same period in 2007.  Excluding the impairment charges described below, earnings would have been $1.3 million for the quarter ended June 30, 2008, with resulting return on average assets and average equity of 0.65 percent and 10.72 percent.  For the six months ended June 30, 2008, net income was $2.3 million, or $0.32 per diluted share, compared to $3.0 million, or $0.39 per diluted share for the same period a year ago.  Excluding the impairment charges described below, earnings would have been $2.5 million for the six months ended June 30, 2008, with resulting return on average assets and average equity of 0.65 percent and 10.61 percent.  During the second quarter of 2008, we incurred an other-than-temporary impairment charge of $222 thousand before taxes, or $.02 per diluted share, primarily related to Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") perpetual callable preferred securities.  The other-than-temporary impairment charge was recorded on three perpetual preferred stock issues classified as available for sale investment securities.  We decided to recognize the other-than-temporary impairment charge as of June 30, 2008 due to the recent volatility and decline in market value, and the uncertainty that the securities will recover to book value.  The book value of the securities, including the impairment charge, is approximately $1.9 million.  The securities continue to perform acording to their contractual terms and all dividend payments are current.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net Income per Common share:
Basic	$0.16	$0.21	$0.33	$0.41
Diluted	0.15	0.20	0.32	0.39
Return on average assets	0.56%	0.89%	0.60%	0.88%
Return on average common equity	9.29%	13.14%	9.87%	12.94%
Efficiency ratio	69.59%	67.22%	70.76%	68.83%

In addition to the impairment charge noted above, our results reflect:
·	Increased net interest income on strong earning asset growth,
·	A higher provision for loan losses,
·	A lower level of net gains on SBA loan sales as a result of reduced premiums on sales, and
·	Higher operating expenses related to the expansion of our retail and lending networks.

Net Interest Income

Tax-equivalent interest income totaled $12.3 million for the three months ended June 30, 2008, an increase of $309 thousand or 2.6 percent, compared to a year ago.  Of the $309 thousand increase in interest income, $1.6 million was due to an increase in the volume of interest-earning assets, partially offset by a $1.3 million decrease due to lower yields on interest-earning assets.  The average volume of interest-earning assets increased $92.6 million to $752.9 million at June 30, 2008 due to a $79.3 million increase in average total loans as loans increased in all categories.  The tax-equivalent yield on interest-earning assets decreased 71 basis points to 6.57 percent during the period as variable rate assets such as SBA loans, commercial loans, consumer home equity loans and federal funds sold and interest-bearing deposits with banks repriced lower.  The mix of earning assets remained relatively constant with an average concentration of 82 percent loans, 14 percent securities and 4 percent federal funds sold and interest bearing deposits for the quarter.

Total interest expense was $5.4 million for the three months ended June 30, 2008, a decrease of $459 thousand or 7.8 percent, compared to $5.9 million for the same period a year ago. The $459 thousand decrease in interest expense, was primarily due to a $1.5 million decrease due to a reduction in the cost of funds, partially offset by $1.1 million increase which was related to an increase in average interest-bearing liabilities.  Quarter over quarter, average interest-bearing liabilities increased $91.8 million as average interest-bearing deposits increased $69.1 million and borrowed funds and subordinated debentures increased $22.6 million.  The increase in average interest-bearing deposits was a result of increases in the time deposit category, partially offset by a decline in interest-bearing checking and savings accounts.  The increase in average borrowed funds and subordinated debentures was a result of favorable pricing compared to alternative sources of funds as rates began to fall.  The rate paid on interest-bearing liabilities decreased 84 basis points to 3.31 percent for the three months ended June 30, 2008, from 4.15 percent in the same period in 2007.  The cost of interest-bearing deposits decreased 83 basis points to 3.13 percent as the rates paid on all deposit products decreased, while the cost of borrowed funds and subordinated debentures decreased 98 basis points to 4.21 percent.  These rates fell as our variable rate instruments tied to Prime and LIBOR repriced lower and other fixed rate products were repriced lower. At the same time, the interest-bearing deposit base shifted from 18 percent interest-bearing checking, 44 percent savings and 38 percent time deposits in the second quarter of 2007 to 15 percent, 34 percent and 51 percent in the first quarter of 2008, respectively.  This deposit concentration fluctuation partially offset the benefit of lower rates as customers shifted into higher costing time deposits.

Tax-equivalent net interest income increased $750 thousand to $6.9 million for the quarter ended June 30, 2008, compared to $6.1 million for the same period a year ago.  Net interest margin declined 5 basis points to 3.66 percent, compared to 3.71 percent for the same period a year ago.  The net interest spread was 3.26 percent for the three months ended June 30, 2008, compared to 3.13 percent for the same period a year ago.

    Tax-equivalent interest income totaled $25.0 million for the six months ended June 30, 2008, an increase of $1.3 million or 5.3 percent, compared to a year ago.  Of the $1.3 million increase in interest income, $3.4 million was due to an increase in the volume of interest-earning assets, partially offset by a $2.1 million decrease due to lower yields on interest-earning assets.  The average volume of interest-earning assets increased $91.4 million to $743.8 million at June 30, 2008 due to a $82.6 million increase in average total loans as loans increased in all categories.  The tax-equivalent yield on interest-earning assets decreased 56 basis points to 6.75 percent during the period as variable rate assets such as SBA loans, commercial loans, consumer home equity loans and federal funds sold and interest-bearing deposits with banks repriced lower.  The mix of earning assets remained relatively constant with an average concentration of 82 percent loans, 15 percent securities and 3 percent federal funds sold and interest bearing deposits for the quarter.

Total interest expense was $11.4 million for the six months ended June 30, 2008, a decrease of $142 thousand or 1.2 percent, compared to $11.6 million for the same period a year ago. The $142 thousand decrease in interest expense reflects a a $2.5 million decrease due to a reduction in the cost of funds, partially offset by a $2.3 million increase which was related to an increase in average interest-bearing liabilities .  Average interest-bearing liabilities increased $92.2 million as average interest-bearing deposits increased $68.1 million and borrowed funds and subordinated debentures increased $24.1 million.  The increase in average interest-bearing deposits was a result of increases in the time deposit category, partially offset by a decline in interest-bearing checking and savings accounts.  The increase in average borrowed funds and subordinated debentures was a result of favorable pricing compared to alternative sources of funds as rates began to fall.  The rate paid on interest-bearing liabilities decreased 64 basis points to 3.52 percent for the six months ended June 30, 2008, from 4.16 percent in the same period in 2007.  The cost of interest-bearing deposits decreased 59 basis points to 3.38 percent as the rates paid on all deposit products decreased, while the cost of borrowed funds and subordinated debentures decreased 103 basis points to 4.23 percent.  These rates fell as our variable rate instruments tied to Prime and Libor repriced lower and other fixed rate products were repriced lower. At the same time, the average interest-bearing deposit base shifted from 19 percent interest-bearing checking, 44 percent savings and 37 percent time deposits in the 2007 to 15 percent, 34 percent and 51 percent in 2008, respectively.  This deposit concentration fluctuation partially offset the benefit of lower rates as customers shifted into higher costing time deposits.

Tax-equivalent net interest income increased $1.4 million to $13.6 million for the six months ended June 30, 2008, compared to $12.2 million for the same period a year ago.  Net interest margin declined 8 basis points to 3.65 percent, compared to 3.73 percent for the same period a year ago.  The net interest spread was 3.23 percent for the six months ended June 30, 2008, compared to 3.15 percent for the same period a year ago.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$22,351	$111	2.00%	$19,029	$221	4.66%
Bankers bank stock	4,400	76	6.95	3,289	56	6.83
Securities:
Available for sale	76,613	961	5.02	61,843	734	4.75
Held to maturity	31,547	416	5.27	37,501	496	5.29
Total securities (a)	108,160	1,377	5.09	99,344	1,230	4.95
Loans, net of unearned discount:
SBA loans	101,006	2,028	8.03	83,080	2,202	10.60
Commercial	378,389	6,667	7.09	335,081	6,378	7.63
Residential mortgages	79,985	1,209	6.05	65,256	967	5.93
Consumer	58,608	846	5.81	55,227	951	6.91
Total loans (a),(b)	617,988	10,750	6.99	538,644	10,498	7.81
Total interest-earning assets	$752,899	$12,314	6.57%	$660,306	$12,005	7.28%
Noninterest-earning assets:
Cash and due from banks	14,377			12,170
Allowance for loan losses	(8,814)			(8,022)
Other assets	31,262			29,092
Total noninterest-earning assets	36,825			33,240
Total Assets	$789,724			$693,546

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$82,195	$350	1.71%	$84,729	$477	2.26%
Savings deposits	185,674	918	1.99	211,478	2,122	4.02
Time deposits	282,182	3,006	4.28	184,727	2,153	4.67
Total interest-bearing deposits	550,051	4,274	3.13	480,934	4,752	3.96
Borrowed funds and subordinated debentures	110,464	1,155	4.21	87,815	1,136	5.19
Total interest-bearing liabilities	660,515	5,429	3.31	568,749	5,888	4.15
Noninterest-bearing liabilities:
Demand deposits	78,879			75,469
Other liabilities	2,553			2,262
Total noninterest-bearing liabilities	81,432			77,731
Shareholders' equity	47,777			47,066
Total Liabilities and Shareholders' Equity	$789,724			$693,546

Net interest spread		$6,885	3.26%		$6,117	3.13%
Tax-equivalent basis adjustment		(47)			(30)
Net interest income		$6,838			$6,087
Net interest margin			3.66%			3.71%

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$22,638	$291	2.59%	$19,835	$483	4.91%
Bankers bank stock	4,287	176	8.26	3,020	114	7.61
Securities:
Available for sale	73,685	1,869	5.07	61,999	1,468	4.74
Held to maturity	32,847	871	5.30	39,881	1,054	5.29
Total securities (a)	106,532	2,740	5.14	101,880	2,522	4.95
Loans, net of unearned discount:
SBA loans	99,810	4,356	8.73	82,435	4,542	11.02
Commercial	375,366	13,402	7.18	326,905	12,366	7.63
Residential mortgages	77,163	2,288	5.93	64,086	1,855	5.79
Consumer	58,045	1,747	6.05	54,328	1,855	6.89
Total loans (a),(b)	610,384	21,793	7.17	527,754	20,618	7.86
Total interest-earning assets	743,841	$25,000	6.75%	$652,489	$23,737	7.32%
Noninterest-earning assets:
Cash and due from banks	14,684			12,199
Allowance for loan losses	(8,752)			(7,950)
Other assets	30,783			29,292
Total noninterest-earning assets	36,715			33,541
Total Assets	$780,556			$686,030

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$80,597	$716	1.79%	$91,114	$1,029	2.28%
Savings deposits	188,124	2,267	2.42	211,180	4,293	4.10
Time deposits	279,304	6,226	4.48	177,657	4,123	4.68
Total interest-bearing deposits	548,025	9,209	3.38	479,951	9,445	3.97
Borrowed funds and subordinated debentures	105,657	2,220	4.23	81,509	2,126	5.26
Total interest-bearing liabilities	653,682	11,429	3.52	561,460	11,571	4.16
Noninterest-bearing liabilities:
Demand deposits	76,794			75,346
Other liabilities	2,372			2,593
Total noninterest-bearing liabilities	79,166			77,939
Shareholders' equity	47,708			46,631
Total Liabilities and Shareholders' Equity	$780,556			$686,030

Net interest spread		$13,571	3.23%		$12,166	3.16%
Tax-equivalent basis adjustment		(98)			(60)
Net interest income		$13,473			$12,106
Net interest margin			3.65%			3.73%

(a)  Yields related to securities and loans exempt from federal income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent.
(b)  The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values. Amounts have been computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34.0 percent.

Rate Volume Table	Amount of Increase (Decrease)
(In thousands)	Three months ended June 30, 2008			Six months ended June 30, 2008
	versus June 30, 2007			versus June 30, 2007
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$421	$(595)	$(174)	$857	$(1,043)	$(186)
Commercial	768	(479)	289	1,788	(752)	1,036
Residential mortgage	222	20	242	387	46	433
Consumer	55	(160)	(105)	124	(232)	(108)
Total Loans	1,466	(1,214)	252	3,156	(1,981)	1,175

Available for sale securities	183	44	227	293	108	401
Held to maturity securities	(78)	(2)	(80)	(185)	2	(183)
Federal funds sold and interest-bearing deposits	33	(143)	(110)	61	(253)	(192)
Bankers bank stock	19	1	20	51	11	62
Total interest-earning assets	$1,623	$(1,314)	$309	$3,376	$(2,113)	$1,263

Interest Expense
Interest-bearing checking	$(14)	$(113)	$(127)	$(109)	$(204)	$(313)
Savings deposit	(233)	(971)	(1,204)	(426)	(1,600)	(2,026)
Time deposits	1,046	(193)	853	2,286	(183)	2,103
Total interest-bearing deposits	799	(1,277)	(478)	1,751	(1,987)	(236)
Borrowings	259	(240)	19	562	(468)	94
Total interest-bearing liabilities	1,058	(1,517)	(459)	2,313	(2,455)	(142)
Tax equivalent net interest income	$565	$203	$768	$1,063	$342	$1,405
Tax equivalent adjustment			(17)			(38)
Increase in net interest income			$751			$1,367

Provision for Loan Losses

The provision for loan losses was $650 thousand for the three months ended June 30, 2008, an increase of $300 thousand, compared to a provision of $350 thousand for the same period a year ago.  For the six months ended June 30, 2008, the provision for loan losses was $1.1 million, an increase of $550 thousand compared to the $550 thousand provision for the prior year’s period.

Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies and current economic environment factors.  Additional information may be found under the caption, “Financial Condition-Allowance for Loan Losses.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.0 million for the three months ended June 30, 2008, a decrease of $720 thousand compared with the same period in 2007.  For the six month period, noninterest income fell $944 thousand to $2.5 million. The components of noninterest income are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(In thousands)	2008	2007	Change	2008	2007	Change
Service charges on deposit accounts	$341	$339	0.6%	$661	$688	(3.9)%
Service and loan fee income	302	380	(20.5)	602	746	(19.3)
Gain on sales of SBA loans, net	417	824	(49.4)	993	1,503	(33.9)
Net security (losses) gains	(206)	19	NM	(136)	10	NM
Bank-owned life insurance	53	46	15.2	104	95	9.5
Other income	121	140	(23.9)	259	385	(32.7)
Total noninterest income	$1,028	$1,748	(41.2)%	$2,483	$3,427	(27.5)%
NM = Not meaningful

Service charges on deposit accounts were flat quarter over quarter but decreased $27 thousand for the six months ended June 30, 2008 when compared to the same period a year ago.  The decrease was a result of customer migration into free products or lower balance requirement products plus the continued impact of faster clearing times, due to the implementation of the federal “Check 21” law.

Service and loan fee income decreased $78 thousand for the three month period and $144 thousand for the six month period ended June 30, 2008 when compared to the same period a year ago.  The decrease in loan and servicing fees during these periods was the result of lower levels of servicing fee rates on our serviced SBA portfolio due to payoffs in the portfolio and lower levels of loan prepayment fees.  Average serviced SBA loans totaled $139.0 million and $142.1 million for the six months ended June 30, 2008 and 2007, respectively.  It is anticipated that the level of loan service fee income will decline in the future as the Company maintains a higher proportion of SBA loans in its portfolio and loans with higher servicing rates payoff and are replaced by new loans with lower servicing rates.

Net gains on SBA loan sales decreased $407 thousand for the quarter and $510 thousand for the six months ended June 30, 2008, compared to the same period a year ago, as a result of a lower volume of loans sold and lower premiums on the sales due to market conditions.  SBA loan sales totaled $19.9 million for the six months ended June 30, 2008, compared to $25.3 million for six months ended June 30, 2007.

There were $206 thousand and $136 thousand in security losses realized during the three and six months ended June 30, 2008.  This loss was primarily due to the classification of three Freddie Mac securities as other-than-temporarily impaired securities due to the recent decline in market value that occurred in June of 2008, and the uncertainty that they will recover to book value.   Including the other-than-temporary impairment (OTTI) charge the book value of these securities was $1.9 million.  The FHLMC securities continue to perform according to their contractual terms and all dividend payments are current.  In addition, a $33 thousand OTTI adjustment was taken at June 30, 2008 on a bank stock investment which now has a book value of $12 thousand.  However, continued turbulence in the credit markets and uncertainty regarding the future regulatory structure of FHLMC have caused these investments to further decline in value.  Management believes that additional OTTI adjustments could be required in the third quarter.

Bank owned life insurance income totaled $53 thousand and $104 thousand for the three and six months ended June 30, 2008, respectively.

Other noninterest income decreased $38 thousand and $126 thousand for the three and six months ended June 30, 2008, respectively due to lower loan referral fees.

Noninterest Expense

   Total noninterest expense increased $350 thousand or 6.6 percent to $5.6 million for the three months ended June 30, 2008 compared to a year ago. For the six months ended June 30, 2008 noninterest expense increased $703 thousand or 6.6 percent.   Branch expansion and growth of our SBA lending franchise increased our operational expenses quarter over quarter.  The components of noninterest expense are as follows:

	Three months ended June 30,			Six months ended June 30
			Percent			Percent
(In thousands)	2008	2007	Change	2008	2007	Change
Compensation and benefits	$2,980	$2,723	9.4%	$6,200	$5,678	9.2%
Occupancy	713	644	10.7	1,414	1,317	7.4
Processing and communications	544	563	(3.4)	1,114	1,113	0.1
Furniture and equipment	413	394	4.8	801	794	0.9
Professional services	143	162	(11.7)	341	298	14.4
Loan servicing costs	138	169	(18.3)	240	259	(7.3)
Advertising	79	105	(24.8)	141	199	(29.1)
Deposit insurance	111	16	NM	174	34	NM
Other expenses	496	491	1.0	962	992	3.0
Total noninterest expense	$5,617	$5,267	6.6%	$11,387	$10,684	6.6%
NM = Not meaningful

Compensation and benefits expense, the largest component of noninterest expense, increased $257 thousand for the three months ended June 30, 2008 compared to the same period a year ago.  Compensation and benefits expense increased $522 thousand for the six months ended June 30, 2008 compared to the same period a year ago.  The increase in compensation and benefits expense was a result of cost of living increases and merit increases.  Full-time equivalent employees amounted to 191 at June 30, 2008, compared to 195 at June 30, 2007.

Occupancy expense increased $69 thousand for the three months ended June 30, 2008 compared to the same period a year ago.  Occupancy expense increased $97 thousand for the three months ended June 30, 2008 compared to the same period a year ago.  This increase was attributable to the added expense of our expanding our branch network and expenses related to the closure of our Bridgewater, NJ location during the second quarter.

 Processing and communications expense decreased $19 thousand for the three months ended and were relatively unchanged during the six month period ended June 30, 2008, compared to the same period a year ago.  This was the result of cost savings initiatives put in place over the last twelve months.

Furniture and equipment expense increased $19 thousand for the three months and $7 thousand for the six months ended June 30, 2008, compared to the same period a year ago. These increases were the result of higher software maintenance, equipment maintenance and equipment lease expenses, partially offset by decreased network maintenance expense.

Professional services decreased $19 thousand for the three months and increased $43 thousand for the six months ended June 30, 2008, compared to the same period a year ago.  Lower legal and accounting related expenses were partially offset by higher consultant and loan review expenses.  Year to date, higher consulting fees, loan review and other professional service accruals were partially offset by lower legal and accounting fees.

Loan servicing costs decreased $31 thousand for the three months and decreased $19 thousand for the six months ended June 30, 2008, compared to the same period a year ago on lower collection expenses associated with delinquent loans.

Advertising expense decreased $26 thousand for the three months and $58 thousand for the six months ended June 30, 2008, compared to the same period a year ago due to the use of less expensive delivery channels related to new business generation.

Deposit insurance expense increased $95 thousand for the three months and $140 thousand for the six months ended June 30, 2008.  Prior to the current year, the Company’s affiliate bank deposit insurance assessments for the Bank were reduced by one-time credits provided by the FDIC.   In the current year these credits have expired, hence deposit insurance assessments have increased.

Other operating expenses increased $5 thousand for the quarter and decreased $30 thousand for the six months ended June 30, 2008, compared to the prior year due to higher employee recruitment fees and loan commitment reserve funding during the quarter.  Year-to-date, decreased employee recruitment fees, office supplies and printing expense offset the increase in the commitment reserve.

Income Tax Expense

For the quarter ended June 30, 2008, the provision for income taxes was $495 thousand, compared to $676 thousand for the same period a year ago.  For the six months ended June 30, 2008, the provision for income taxes was $1.1 million, compared to $1.3 million for the same period a year ago.  The current 2008 tax provision represents an effective tax rate of approximately 32.3 percent as compared to 30.4 percent for the prior year.  Management anticipates an effective rate of approximately 33.5 percent for the remainder of 2008.

Financial Condition at June 30, 2008

Total assets at June 30, 2008 were $832.3 million compared to $732.4 million a year ago and $752.2 million at year-end 2007.  Compared to year-end 2007, total assets increased due primarily to the investment of time deposit balances into loans.

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

AFS securities totaled $77.1 million at June 30, 2008, an increase of $12.3 million from year-end 2007. This increase was the result of $30.3 million in purchases, partially offset by $12.6 million in maturities, calls and principal payments received, $3.2 million in sales and $2.2 million in depreciation in the market value of the portfolio.  Purchases during the quarter consisted of US Government agency and mortgage backed securities.   The yield on the AFS securities portfolio was 5.07 percent for the six months ended June 30, 2008, compared to 4.74 percent a year ago.  The weighted average life of the AFS portfolio was 7.59 years and the effective duration of the portfolio was 3.87 years at June 30, 2008, compared to 7.18 years and 2.82 years, respectively at December 31, 2007.

  Included in available for sale securities at June 30, 2008 were three Federal Home Loan Mortgage Corporation (“FHLMC”) perpetual callable preferred securities with a total book value of $2.1 million and an unrealized loss of $222 thousand.  These securities were classified as other-than-temporarily impaired ("OTTI") due to their recent declines in market value and the uncertainty that they will recover their book value.   Consequently, an impairment charge of $222 thousand was recognized at June 30, 2008.  Including the other than temporary impairment charge the book value of these securities was $1.9 million.  The FHLMC securities continue to perform according to their contractual terms and all dividend payments are current.  In addition, a $33 thousand OTTI adjustment was taken at June 30, 2008 on a bank stock investment which now has a book value of $12 thousand.  However, continued turbulence in the credit markets and uncertainty regarding the future regulatory structure of FHLMC have caused these investments to further decline in value.  Management believes that additional OTTI adjustments could be required in the third quarter.

HTM securities totaled $29.9 million at June 30, 2008, a decrease of $3.9 million compared to $33.7 million at December 31, 2007.  This decrease was the result of $2.8 million in purchases, offset by $6.7 million in calls and principal payments received.  The yield on HTM securities was 5.30 percent for the three months ended June 30, 2008, compared to 5.29 percent for the same period a year ago.  As of June 30, 2008, and December 31, 2007, the market value of HTM securities was $29.1 million and $33.6 million, respectively.  The weighted average life of the HTM portfolio was 4.72 years and the effective duration of the portfolio was 4.18 years at June 30, 2008, compared to 4.0 years and 3.01 years, respectively at December 31, 2007.

Securities with a carrying value of $73.3 million and $61.9 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in pledged securities is $2.8 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

  Total loans at June 30, 2008, increased $52.9 million or 9.0 percent to $643.0 million compared to $590.1 million at year-end 2007 due to growth in all loan product lines.  The loan portfolio concentration consisted of 60 percent commercial, 16 percent SBA, 15 percent residential mortgages and 9 percent consumer loans at June 30, 2008 and December 31, 2007.

  Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $387.3 million at June 30, 2008, and increased $21.5 million from $365.8 million at year-end 2007.  The yield on commercial loans was 7.18 percent for the six months ended June 30, 2008 compared to 7.63 percent for the same period a year ago.

SBA loans, on which the SBA provides guarantees of up to 85 percent of the principal balance, were historiacally generally sold in the secondary market by the Company with the non-guaranteed portion held in the portfolio as a loan held for investment.  However during the third quarter of 2007, the Company announced a strategic decision to begin retaining a portion of its SBA 7 (A) program loans in its portfolio, rather than selling them into the secondary market.  SBA loans held for investment amounted to $76.0 million at June 30, 2008, an increase of $7.1 million from year-end 2007.  SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $25.6 million at June 30, 2008, an increase of $1.0 million from year-end 2007.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.73 percent for the six months ended June 30, 2008, compared to 11.02 percent for the same period a year ago.

Residential mortgage loans consist of loans secured by residential properties.  These loans increased $21.4 million to $95.1 million at June 30, 2008, compared to $73.7 million at December 31, 2007.  The yield on residential mortgages was 5.93 percent for the six months ended June 30, 2008, compared to 5.79 percent for the same period a year ago.  The Company expects continued growth in mortgage loans due to increased demand from a new relationship with an established builder of high end residential properties.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $59.0 million at June 30, 2008, an increase of $1.9 million from $57.1 million at December 31, 2007.  The yield on consumer loans was 6.05 percent for the six months ended June 30, 2008, compared to 6.89 percent for the same period a year ago.

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

Credit risk is minimized by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins upon the origination of contact regarding a loan with a borrower.  Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality.  In addition, an outside firm is used to conduct independent credit reviews.

The following table sets forth information concerning nonaccrual loans and nonperforming assets at each of the periods indicated:

(In thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Nonperforming loans:
SBA (1)	$2,544	$1,630	$2,532
Commercial	2,939	2,110	1,451
Residential mortgage	855	1,192	432
Consumer	283	529	196
Total nonperforming loans	6,621	5,461	4,611
OREO	266	106	366
Total Nonperforming assets	$6,887	$5,567	$4,977

Past Due 90 days or more and still accruing interest
SBA	$-	$41	$38
Commercial	76	114	129
Residential mortgage	-	-	-
Consumer	-	-	-
Total accruing loans 90 days or more past due	$76	$155	$167

Nonperforming assets to total assets	0.83%	0.93%	0.68%
Nonperforming assets to loans and OREO	1.07%	0.94%	0.92%
(1) SBA Loans Guaranteed	$686	$714	$1,470

 Nonperforming loans amounted to $6.6 million at June 30, 2008, an increase of $1.2 million from year-end 2007.  This increase was due primarily to the transfer of a $2.0 million commercial credit to nonaccrual status.  There were $76 thousand and $155 thousand in loans past due 90 days or more and still accruing interest at June 30, 2008 and December 31, 2007, respectively.  Included in nonperforming assets at June 30, 2008, are approximately $686 thousand of loans guaranteed by the SBA, compared to $714 thousand at December 31, 2007.

Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $3.8 million at June 30, 2008, an increase of $1.2 million from December 31, 2007.

Allowance for Loan Losses

The allowance for loan losses totaled $8.9 million, $8.4 million and $8.0 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively, with a resulting allowance to total loan ratios of 1.39 percent, 1.42 percent and 1.48 percent, respectively.  Net charge-offs amounted to $355 thousand for the three months ended June 30, 2008, compared to $110 thousand for the three months ended June 30, 2007. Net charge-offs amounted to $538 thousand for the six months ended June 30, 2008, compared to $177 thousand for the three months ended June 30, 2007.

The following is a reconciled summary of the allowance for loan losses for the three months ended June 30, 2008 and 2007:

Allowance for Loan Loss Activity	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Balance, beginning of period	$8,650	$7,757	$8,383	$7,624
Provision charged to expense	650	350	1,100	550

Charge-offs:
SBA	249	124	513	240
Commercial	60	5	60	5
Residential mortgage	-	-	25	-
Consumer	56	-	62	2
Total Charge-offs	365	129	660	247

Recoveries:
SBA	5	12	65	53
Commercial	4	2	6	8
Residential mortgage	-	-	-	-
Consumer	1	5	51	9
Total recoveries	10	19	122	70
Total net charge-offs	355	110	538	177
Balance, end of period	8,945	$7,997	8,945	$7,997

Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.23%	0.08%	0.18%	0.07%
Allowance for loan losses to total loans at period end	1.39%	1.48%	1.39%	1.48%
Allowance for loan losses to non-performing loans	129.88%	173.43%	129.88%	173.43%

Deposits

Deposits, which include noninterest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

During the first six months of 2008, total deposits increased $70.6 million to $671.9 million at June 30, 2008, from $601.3 million at December 31, 2007.  The increase in deposits was primarily the result of a $65.1 million increase in time deposits, a $10.7 million increase in noninterest-bearing demand deposits and a $10.5 million increase in interest-bearing demand deposits, partially offset by a $15.7 million decrease in savings deposits.

This activity has resulted in a shift in our deposit concentration from 33 percent savings and 43 percent time deposits at December 31, 2007, to 27 percent savings and 48 percent time deposits at June 30, 2008.   The concentration of demand deposits equaled 12 percent and interest-bearing demand deposits equaled 13 percent at June 30, 2008 and December 31, 2007.

Borrowed Funds and Subordinated Debentures

Borrowed funds and subordinated debentures totaled $110.5 million at June 30, 2008, an increase of $10.0 million or 10.0 percent from December 31, 2007. This net increase was due to the addition of $15.0 million in net borrowings during the first quarter, offset in part by $5.0 million in repayments.  As of June 30, 2008, the Company was a party to the following borrowed funds and subordinated debenture transactions:

(In thousands)	June 30, 2008	December 31, 2007
FHLB Borrowings:
Overnight line of credit	$-	$5,000
Fixed rate advances	40,000	40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	25,000	10,000
Subordinate debentures	15,465	15,465

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2008, is a decline of 1.56 percent in a rising-rate environment and an increase of 0.07 percent in a falling-rate environment.  Both variances are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2007, the economic value of equity with rate shocks of 200 basis points was a decline of 2.02 percent in a rising-rate environment and an increase of 0.34 percent in a falling-rate environment.

 Operating, Investing, and Financing Cash

Cash and cash equivalents amounted to $54.0 million at June 30, 2008, an increase of $17.7 million from December 31, 2007.  Net cash provided by operating activities for the six months ended June 30, 2008, amounted to $1.4 million, primarily due to proceeds from the sale of SBA loans and net income from operations, offset by originations of loans held for sale.  Net cash used in investing activities amounted to $63.8 million for the six months ended June 30, 2008, primarily due to loan originations and security purchases, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $80.1 million for the six months ended June 30, 2008, attributable to increased deposits, borrowings and proceeds from the exercise of stock options, partially offset by the repayment of borrowings and payment of dividends.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

At June 30, 2008, the Parent Company had $715 thousand in cash and $152 thousand in marketable securities, valued at fair market value, compared to $433 thousand in cash and $216 thousand in marketable securities at December 31, 2007.  The increase in cash at the parent company was due to the payment of dividends by the Bank, partially offset by the payment of dividends to shareholders and other operating expenses.  Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

Consolidated Bank

Liquidity is a measure of the ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.  The principal sources of funds are deposits, scheduled amortizations and repayments of loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Due to current market conditions management believes there will be continued pressure on liquidity; however, management believes it has adequate liquidity to fund its obligations.

At June 30, 2008, $13.7 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $33.7 million at June 30, 2008.

As of June 30, 2008, deposits included $29.2 million of Government deposits, as compared to $30.5 million at December 31, 2007.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $15.3 million of deposits from three municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

At June 30, 2008, the Bank had $169.9 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $25.4 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2008
Leverage Ratio	63,094	8.01%	≥	31,505	4.00%	≥	39,382	N/A
Tier I risk-based ratio	63,094	9.42%	≥	26,789	4.00%	≥	40,184	N/A
Total risk-based ratio	71,475	10.67%	≥	53,578	8.00%	≥	66,973	N/A
As of December 31, 2007
Leverage Ratio	61,157	8.25%	≥	29,654	4.00%	≥	37,067	N/A
Tier I risk-based ratio	61,157	9.81%	≥	24,947	4.00%	≥	37,421	N/A
Total risk-based ratio	68,962	11.06%	≥	49,895	8.00%	≥	62,369	N/A

The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2008
Leverage Ratio	54,075	6.87%	≥	31,470	4.00%	≥	39,337	5.00%
Tier I risk-based ratio	54,075	8.08%	≥	26,761	4.00%	≥	40,141	6.00%
Total risk-based ratio	70,947	10.60%	≥	53,522	8.00%	≥	66,902	10.00%
As of December 31, 2007
Leverage Ratio	52,249	7.06%	≥	29,617	4.00%	≥	37,021	5.00%
Tier I risk-based ratio	52,249	8.39%	≥	24,919	4.00%	≥	37,378	6.00%
Total risk-based ratio	68,545	11.00%	≥	49,837	8.00%	≥	62,297	10.00%

Shareholders’ Equity

Shareholders' equity increased $691 thousand, or 1.5 percent, to $47.95 million at June 30, 2008, compared to $47.26 million at December 31, 2007.  This increase was the result of $2.3 million in net income, $151 thousand in proceeds from the issuance of stock and related tax benefits and $151 thousand in employee stock based compensation credits, partially offset by $695 thousand in cash dividends declared during the six months ended June 30, 2008, and $1.2 million depreciation in the market value of the securities available for sale portfolio and $24 thousand depreciation in the market value of interest rate swaps.

On April 24, 2008, the Company announced a 5 percent stock dividend which was paid on June 27, 2008 to all shareholders of record as of June 13, 2008 and accordingly, all share amounts have been restated to include the effect of the distribution.

On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended June 30, 2008.  As of June 30, 2008, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  As part of its ongoing capital management strategy, the Company does not foresee repurchasing additional shares in the near future.

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

At June 30, 2008 and 2007 the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows:

(Dollars in thousands)	2008	2007
Notional amount	$15,000	$-
Weighted average pay rate	4.05%	-%
Weighted average receive rate	4.55%	-%
Weighted average maturity in years	3.4	-
Unrealized loss relating to interest rate swaps	$(62)	$-

These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month Libor) in exchange for making payments at a fixed rate.

At June 30, 2008, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.     Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors

    Information regarding this item as of June 30, 2008 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2008, except for the following risk factor , which has been updated.

    We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance, in addition dislocation and volatility in the credit markets may negatively affect the value of our assets.

    Beginning in mid 2007, there has been significant turmoil and volatility in global financial markets.   Nationally, economic factors such as inflation or recession, a rise in unemployment, a weakened US dollar, rising consumer and energy costs persist. Recent market uncertainty regarding the financial sector and the government sponsored enterprises Fannie Mae and Freddie Mac has increased.  In addition to the impact on the economy generally, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

·
Net interest income, the difference between interest earned on our interest earning assets and interest paid on interest bearing liabilities, represents a significant portion of our earnings.  Both increases and decreases in the interest rate environment may reduce our profits.   We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities.  The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

·
The market value of our securities portfolio may decline and result in other than temporary charges.  The value of securities in our  portfolio are affected by factors that impact the U.S. securities market in general as well  specific financial sector factors and entities such as the government sponsored enterprises  Fannie Mae and Freddie Mac.  Recent uncertainty in the market regarding the financial sector and Fannie Mae and Freddie Mac has negatively impacted the value of securities within our portfolio.  Further declines in these sectors may result in future other than temporary impairment charges.

·	Asset quality may deteriorate as borrowers become unable to repay their loans.

·	Lack of liquidity within the capital markets which we use to raise funds to support our business transactions may could impact the cost of funds or our ability to raise funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   none
(b)   none
(c )  none

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Election of Directors – The following Director’s were elected to a three-year term at the Company’s 2008 Annual Meeting held on April 24, 2008, expiring on April 24, 2011.

Director	Shares “For”	% “For”	Shares “Withheld”	% “Withheld”
Wayne Courtright	5,523,381	98.3%	97,799	1.7%
David D. Dallas	5,381,119	95.7%	240,061	4.3%
Robert H. Dallas, II	5,380,081	95.7%	241,099	4.3%
Peter E. Maricondo	5,499,453	97.8%	121,727	2.2%

Item 5.  Other Information - None

Item 6.  Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
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

UNITY BANCORP, INC.

Dated: August 14, 2008	By: Alan J. Bedner, Jr.
ALAN J. BEDNER, JR
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.                                                                           DESCRIPTION

31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Exhibit 32.1-Certification of James A. Hughes and Alan J. Bedner. Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.