Form 10-Q
period 2008-09-30
UNITY BANCORP INC /NJ/
filed 2008-11-13
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer ☐     Accelerated filer ☐     Nonaccelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2008 common stock, no par value: 7,110,938 shares outstanding

Part 1.-Consolidated Financial Information
Item 1.-Consolidated Financial Statements (unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)	09/30/08	12/31/07	09/30/07
Assets
Cash and due from banks	$21,987	$14,336	$12,826
Federal funds sold and interest-bearing deposits	29,356	21,976	32,495
Securities:
Available for sale	70,144	64,855	72,980
Held to maturity (market value of $27,063, $33,639 and $34,955, respectively)	29,266	33,736	35,496
Total securities	99,410	98,591	108,476
Loans:
SBA held for sale	19,863	24,640	17,014
SBA held to maturity	82,551	68,875	66,255
Commercial	394,215	365,786	356,964
Residential mortgage	128,216	73,697	72,177
Consumer	60,178	57,134	55,187
Total loans	685,023	590,132	567,597
Less: Allowance for loan losses	9,913	8,383	8,183
Net loans	675,110	581,749	559,414
Premises and equipment, net	12,475	12,102	11,729
Bank-owned life insurance	5,727	5,570	5,520
Accrued interest receivable	4,364	3,994	4,073
Loan servicing asset	1,721	2,056	2,139
Goodwill and other intangibles	1,577	1,588	1,592
Other assets	12,356	10,234	8,557
Total assets	$864,083	$752,196	$746,821
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand deposits	$82,167	$70,600	$73,355
Interest-bearing checking	87,587	78,019	81,985
Savings deposits	148,026	196,390	193,387
Time deposits, under $100,000	274,845	168,244	181,776
Time deposits, $100,000 and over	92,055	88,015	81,712
Total deposits	684,680	601,268	612,215
Borrowed funds	115,000	85,000	70,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	869	635	757
Accrued expense and other liabilities	1,530	2,568	1,123
Total liabilities	817,544	704,936	699,560
Commitments and contingencies	-	-	-
Shareholders' equity:
Common stock, no par value: 12,500 shares authorized	52,453	49,447	49,282
Retained earnings	591	2,472	2,128
Treasury stock (425 shares at September 30, 2008 and December 31, 2007 and 324 shares at September 30, 2007)	(4,169)	(4,169)	(3,218)
Accumulated other comprehensive loss	(2,336)	(490)	(931)
Total Shareholders' Equity	46,539	47,260	47,261
Total Liabilities and Shareholders' Equity	$864,083	$752,196	$746,821

Issued common shares	7,535	7,488	7,478
Outstanding common shares	7,110	7,063	7,154

See Accompanying Notes to the Consolidated Financial Statements

Unity Bancorp
Consolidated Statements of Income
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Interest and dividend income:
Fed funds sold and interest on deposits	$113	$390	$404	$873
Bankers bank stock	58	66	234	180
Securities:
Available for sale	907	888	2,714	2,332
Held to maturity	381	452	1,216	1,470
Total securities	1,288	1,340	3,930	3,802
Loans:
SBA loans	2,043	2,190	6,399	6,732
Commercial loans	6,877	6,600	20,279	18,966
Residential mortgage loans	1,720	1,047	4,008	2,902
Consumer loans	866	933	2,613	2,788
Total loan interest income	11,506	10,770	33,299	31,388
Total interest and dividend income	12,965	12,566	37,867	36,243
Interest expense:
Interest-bearing demand deposits	404	451	1,120	1,480
Savings deposits	774	1,995	3,041	6,288
Time deposits	3,553	2,994	9,779	7,117
Borrowed funds and subordinated debentures	1,152	1,153	3,372	3,279
Total interest expense	5,883	6,593	17,312	18,164
Net interest income	7,082	5,973	20,555	18,079
Provision for loan losses	2,100	450	3,200	1,000
Net interest income after provision for loan losses	4,982	5,523	17,355	17,079
Noninterest income:
Service charges on deposit accounts	381	338	1,042	1,026
Service and loan fee income	334	428	936	1,174
Gain on sales of SBA loans, net	215	316	1,208	1,819
Other-than-temporary impairment charges on AFS securities	(946)	-	(1,201)	-
Net security (losses) gains	(512)	22	(393)	32
Bank-owned life insurance	53	53	157	148
Other income	131	303	390	688
Total noninterest income	(344)	1,460	2,139	4,887
Noninterest expense:
Compensation and benefits	2,948	2,816	9,148	8,494
Occupancy	688	699	2,102	2,016
Processing and communications	554	645	1,668	1,758
Furniture and equipment	423	419	1,224	1,213
Professional services	285	116	626	414
Loan servicing costs	206	184	446	443
Advertising	158	113	299	312
Deposit Insurance	117	16	291	50
Other expenses	400	493	1,362	1,485
Total noninterest expense	5,779	5,501	17,166	16,185
Net income before provision for income taxes	(1,141)	1,482	2,328	5,781
Provision for income taxes	(139)	430	982	1,736
Net income	$(1,002)	$1,052	$1,346	$4,045

Net income per common share - Basic	$(0.14)	$0.15	$0.19	$0.55
Net income per common share - Diluted	(0.14)	0.14	0.19	0.53
Weighted average shares outstanding – Basic	7,107	7,215	7,091	7,291
Weighted average shares outstanding – Diluted	7,259	7,462	7,268	7,596

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2008 and 2007
(unaudited)

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2006	7,296	$44,343	$2,951	$(242)	$(824)	$46,228
Comprehensive income (loss):
Net Income			4,045			4,045
Net unrealized loss on securities					(107)	(107)
Total comprehensive income						3,938
Cash dividends declared on common stock of $.15 per share			(1,045)			(1,045)
Common stock purchased	(299)			(2,976)		(2,976)
5% stock dividend, including cash-in-lieu		3,820	(3,823)			(3)
Stock issued, including related tax benefits	137	897				897
Stock-based compensation	20	222				222
Balance, September 30, 2007	7,154	$49,282	$2,128	$(3,218)	$(931)	$47,261

(In thousands)	Outstanding Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2007	7,063	$49,447	$2,472	$(4,169)	$(490)	$47,260
Comprehensive income (loss):
Net Income			1,346			1,346
Net unrealized loss on securities					(1,727)	(1,727)
Net unrealized loss on cash flow hedge derivatives					(119)	(119)
Total comprehensive loss						(500)
Cash dividends declared on common stock of $.10 per share			(692)			(692)
5% stock dividend, including cash-in-lieu		2,532	(2,535)			(3)
Stock issued, including related tax benefits	34	259				259
Stock-based compensation	13	215				215
Balance, September 30, 2008	7,110	$52,453	$591	$(4,169)	$(2,336)	$46,539

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
 (unaudited)

	For the nine months ended September 30,
(In thousands)	2008	2007
Operating activities:
Net income	$1,346	$4,045
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200	1,000
Net amortization of purchase premium (discount) on securities	55	56
Depreciation and amortization	626	651
Increase in deferred income taxes	(1,515)	(337)
Net loss (gain) on sale of securities	426	(32)
Stock compensation expense	234	222
Gain on sale of SBA loans held for sale	(1,208)	(1,819)
Gain on sale of mortgage loans	(21)	(61)
Loss on disposal of fixed assets	28	-
Origination of mortgage loans held for sale	(1,739)	(2,058)
Origination of SBA loans held for sale	(25,846)	(36,069)
Proceeds from the sale of mortgage loans held for sale	1,760	2,119
Proceeds from the sale of SBA loans	26,041	33,147
Net change in other assets and liabilities	1,278	644
Net cash provided by operating activities	4,665	1,507
Investing activities:
Purchases of securities held to maturity	(2,782)	-
Purchases of securities available for sale	(30,337)	(15,552)
Purchases of banker’s bank stock	(1,362)	(3,595)
Maturities and principal payments on securities held to maturity	9,098	7,286
Maturities and principal payments on securities available for sale	15,757	4,922
Proceeds from the sale of securities available for sale	3,696	130
Proceeds from the redemption of banker’s bank stock	450	2,828
Proceeds from the sale of other real estate owned	353	583
Net increase in loans	(96,066)	(55,952)
Proceeds from the sale of premises and equipment	263	-
Purchases of premises and equipment	(1,326)	(921)
Net cash used in investing activities	(102,257)	(60,271)
Financing activities:
Net increase in deposits	83,412	45,750
Proceeds from new borrowings	35,000	25,000
Repayments of borrowings	(5,000)	(10,000)
Redemption of subordinated debentures	-	(9,000)
Proceeds from the issuance of common stock	240	897
Purchase of common stock	-	(2,976)
Dividends paid	(1,028)	(1,022)
Net cash provided by financing activities	112,623	48,649
Increase (decrease) in cash and cash equivalents	15,031	(10,115)
Cash and cash equivalents at beginning of year	36,312	55,436
Cash and cash equivalents at end of period	$51,343	$45,321

Supplemental disclosures:
Cash:
Interest paid	$17,078	$17,882
Income taxes paid	1,391	2,713
Noncash investing activities:
Transfer of AFS securities to HTM securities	1,860	-
Transfer of loans to Other Real Estate Owned	$565	$507

See Accompanying Notes to the Consolidated Financial Statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2008

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

    The Company adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, effective January 1, 2007. Accordingly, the realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options are recognized as an increase in additional paid-in capital.  This Issue is being applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  There was no change in accounting policy for income tax benefits of dividends on share-based payment awards resulting from adoption.

    The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

    The Company’s incentive and nonqualified option plans permit the Board to set vesting requirements.  Grants issued to date generally vest over 3 years and must be exercised within 10 years of the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2008, 1,520,529 shares have been reserved for issuance upon the exercise of options, 783,627 option grants are outstanding, and 572,271 option grants have been exercised, forfeited or expired leaving 164,631 shares available for grant.

    During the three and nine month periods ended September 30, 2008 and 2007, the fair value of the options granted during each period was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of shares granted	5,000	-	47,263	66,978
Weighted average exercise price	$6.12	-	$7.44	$12.56
Weighted average fair value	$1.42	-	$1.58	$3.45
Expected life	3.99	-	3.82	4.01
Expected volatility	34.14%	-	31.33%	29.72%
Risk-free interest rate	3.15%	-	2.51%	4.86%
Dividend yield	3.27%	-	2.59%	1.45%

    Transactions under the Company’s stock option plans during the nine months ended September 30, 2008 are summarized as follows:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	766,054	$2.70 – 14.01	$6.28
Options granted	47,263	6.12 – 7.70	7.44
Options exercised	(536)	5.04 – 5.04	5.04
Options expired	(29,154)	5.04 – 12.62	9.21
Outstanding at September 30, 2008	783,627	$2.70 – 14.01	$6.24	4.53	$275,096
Exercisable at September 30, 2008	653,020	$2.70 – 14.01	$5.65	3.65	$275,096

    Compensation expense related to stock options totaled $38 thousand and $27 thousand for the three months ended September 30, 2008 and 2007, respectively and $105 thousand and $84 thousand for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was approximately $230 thousand of unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 1 year.

    The total intrinsic value (spread between the market value and exercise price) of the stock options exercised during the three months ended September 30, 2008 and 2007 was $0 thousand and $61 thousand, respectively.  The total intrinsic value of the stock options exercised during the nine months ended September 30, 2008 and 2007 was $1 thousand and $833 thousand, respectively.

Restricted Stock Awards

    Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  Restricted stock awards granted during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Number of Shares Granted	1,500		0	14,100	19,549
Weighted Average Fair Market Value	$6.12	$	n/a	$7.43	$12.55
Vested as of Period End	23,054		9,382	23,054	9,382

    Compensation expense related to the restricted stock awards totaled $45 thousand and $51 thousand for the three months ended September 30, 2008 and 2007, respectively.  Compensation expense related to the restricted stock awards totaled $129 thousand and $139 thousand for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, 121,551 shares of restricted stock were reserved for issuance, of which 66,498 shares are outstanding, 641 shares have been issued and 54,412 shares are available for grant.

   The following table summarizes nonvested restricted stock award activity for the nine months ended September 30, 2008:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2007	44,611	$12.30
Granted	14,100	7.43
Vested	(12,377)	12.31
Forfeited	(2,890)	10.46
Nonvested restricted stock at September 30, 2008	43,444	$10.84

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of September 30, 2008, all of the Company's derivative instruments qualified as hedging instruments.

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

    Loans are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when the borrower is in arrears for two or more monthly payments; open end credit for two or more billing cycles; and single payment notes if interest or principal remains unpaid for 30 days or more.

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

    The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all nonaccrual loans.  Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan’s effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

    Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.

    The Company originates loans to customers under an SBA program that generally provides for SBA guarantees up to 85 percent of each loan.  The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing.  The premium received on the sale of the guaranteed portion of SBA loans and the present value of future cash flows of the servicing asset are recognized in income. The nonguaranteed portion is generally held in the portfolio.

    Serviced loans sold to others are not included in the accompanying consolidated balance sheets.  Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing asset.

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

    The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience.   The allowance for loan losses consists of specific reserves for individually impaired credits, reserves for nonimpaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends.   This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

NOTE 3. Earnings per share

    The following is a reconciliation of the calculation of basic and diluted earnings per share.  Basic net income per common share is calculated by dividing net income (loss) to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income (loss) per common share is computed similarly to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.  Diluted earnings (loss) per share also considers certain other variables as required by SFAS 123(R).

	Three Months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net Income (loss) to common shareholders	$(1,002)	$1,052	$1,346	$4,045
Basic weighted-average common shares outstanding	7,107	7,215	7,091	7,291
Plus: Common stock equivalents	152	247	177	305
Diluted weighted-average common shares outstanding	7,259	7,462	7,268	7,596
Net Income (loss) per common share:
Basic	$(0.14)	$0.15	$0.19	$0.55
Diluted	(0.14)	0.14	0.19	0.53

NOTE 4. Income Taxes

    The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  There were no unrecognized tax benefits recognized as a result of the implementation of FIN 48.  The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 5. Other Comprehensive Income (Loss)
(In thousands)	Pre-tax	Tax	After-tax
Net unrealized security losses

Balance at December 31, 2006			$(824)

Unrealized holding loss on securities arising during the period	$(140)	$(54)	(86)
Less: Reclassification adjustment for gains included in net income	32	11	21
Net unrealized loss on securities arising during the period	$(172)	$(65)	$(107)
Balance at September 30, 2007			(931)

Balance at December 31, 2007			$(476)

Unrealized holding loss on securities arising during the period	$(3,686)	$(899)	(2,787)
Less: Reclassification adjustment for loss included in net income	(1,594)	(534)	(1,060)
Net unrealized loss on securities arising during the period	$(2,092)	$(365)	$(1,727)
Balance at September 30, 2008			(2,203)

Net unrealized losses on cash flow hedges

Balance at December 31, 2007			$(14)

Unrealized holding loss arising during the period	$(192)	$73	(119)
Balance at September 30, 2008			$(133)

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

SBA Servicing Rights –
    SBA servicing rights do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing rights as of September 30, 2008 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18 CPR, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing rights are classified as Level 3 assets.

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

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale	$40	$70,104	$-	$70,144
SBA servicing assets	-	-	1,721	1,721
Total	40	70,104	1,721	71,865

Financial Liabilities:
Interest rate swap agreements	-	214	-	214
Total	-	214	-	214

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(In thousands)	Securities Available for Sale	SBA Servicing Asset
Beginning balance December 31, 2007	$2,711	$2,056
Total net gains (losses) included in:
Net income	-	-
Other comprehensive income	(851)	-
Purchases, sales, issuances and settlements, net	-	(335)
Transfers in and/or out of Level 3	(1,860)	-
Ending balance September 30, 2008	$-	$1,721

There were no gains and losses (realized and unrealized) included in earnings for assets and liabilities held at September 30, 2008.

Fair Value on a Nonrecurring Basis

    Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS 157 hierarchy (as described above) as of September 30, 2008, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2008.

(In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Gain during 9 months ended September 30, 2008
Financial Assets:
SBA loans held for sale		$20,793		$20,793	$-
Impaired loans			$9,913	$9,913	$354

SBA Loans – Held for Sale -
    The fair value of SBA loans held for sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

Impaired Loans -
    The fair value of impaired collateral dependent loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

    The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at September 30, 2008 was $726 thousand.  During the nine months ended September 30, 2008, the valuation allowance for impaired loans increased $354 thousand from $372 thousand at December 31, 2007.

Note 7.  New Accounting Pronouncements

    SFAS No. 141R, Business Combinations (Revised 2007).  In December 2007, the FASB issued SFAS No. 141R (Revised 2007), which replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS No. 141R is effective for all business combinations closing on or after January 1, 2009 and could have a significant impact on our accounting for business combinations on or after such date.

    SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This Statement requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company does not expect that adoption of this Statement will have a material impact on its statements of financial position, operations or shareholders’ equity.

    SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  It amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS 161 also requires cross-referencing within the footnotes within an entity’s financial statements, which may help users of financial statements locate important information about derivative instruments.  The Statement is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that adoption of this Statement will have a material impact on its statements of financial position, operations or shareholders’ equity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2007 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Report on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

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

Earnings Summary

    The past nine months have been a period of unprecedented financial, credit and capital market stress.  Factors such as lack of liquidity in the credit markets, financial institution failures, continued fall-out from the subprime mortgage crisis, asset “fair market” value write-downs, capital adequacy and credit quality concerns have resulted in a lack of confidence by the markets in the financial industry.  Consumer sentiment remained low and consumer spending contracted due to concerns over employment, housing and stock market values.

   As a result of these stresses, secondary markets for many types of financial assets, including the guaranteed portion of SBA loans, have closed down or become very restrictive. Consequently, late in the third quarter we closed our SBA origination offices outside of our New Jersey, New York and Pennsylvania primary trade areas. Although we believe this will lead to reduced SBA loan origination volume and premiums on sale for the foreseeable future, we believe these cost savings are prudent given the current market environment.

    During the third quarter, this lack of confidence became so strained that Congress intervened with its Emergency Economic Stabilization Act (the "Act") to address the dysfunctional markets.  This Act authorized the Troubled Asset Relief Program which will provide capital to financial institutions and purchase troubled mortgages from institutions.  Institutions may apply to participate in the Treasury’s Capital Purchase Program (“CPP”), under which the Treasury will purchase newly issued preferred stock and common stock purchase warrants from financial institutions or their holding companies. Although we are continuing to analyzing the terms of the CPP program, which have undergone numerous revisions, we have applied to participate in the CPP to ensure that we will remain eligible for the CPP if we determine it is in our shareholders best interests to participate.

    In addition, the Act authorized the temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account.  Finally, the FDIC implemented a program to insure all deposits held in non-interest bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC.  These governmental actions were designed to rebuild confidence in the financial markets, increase liquidity and strengthen the financial sector.

    The Federal Reserve Board lowered rates three times for a total of 200 basis points during the first quarter of 2008 and 25 basis points in the beginning of the second quarter of 2008 in an attempt to stimulate economic growth.  These rate reductions brought the Fed Funds target rate down to 2.00 percent by the end of the second quarter and the Prime lending rate to 5.00 percent.  The decrease in short-term rates normalized the Treasury yield curve as opposed to the flat and at times inverted Treasury yield curve which existed during 2006 and 2007.  There were no rate reductions during the third quarter; however, a 50 basis point cut was announced October 9th in a coordinated move with other central banks worldwide in an attempt to calm the markets and stimulate economic activity.  Finally, on October 29th, the Federal Reserve cut rates another 50 basis points, reducing the Fed Funds target rate to an historical low of 1.00 percent.

    Despite this challenging operating environment, our performance included the following accomplishments:
·	Total assets exceeded $864 million,
·	Continued market share expansion as total loans increased 20.7 percent from one year ago,
·	Total deposits increased 11.8 percent from one year ago,
·	The Company remained well capitalized.

    For the three months ended September 30, 2008, the Company reported a net loss of $1.0 million, a decrease from net income of $1.1 million for the same period in 2007.  For the nine months ended September 30, 2008, net income was $1.3 million, or $0.19 per diluted share, compared to $4.0 million, or $0.53 per diluted share for the same period a year ago.

    Earnings for the quarter and nine months ended were impacted by the sale and other-than-temporary impairment charges ("OTTI") on Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) perpetual callable preferred securities. Unity sold approximately $909 thousand in book value of these securities in August 2008 and recorded a pretax loss of approximately $518 thousand on this sale.  In addition, the market value of the remaining securities was written down as of September 30, 2008, due to actions by the U.S. Treasury and the OFHEO (now FHFA) placing Freddie Mac under conservatorship.  The aggregate amount of security losses and OTTI charges related to Freddie Mac perpetual preferred stock for the third quarter of 2008 were $1.5 million, pre-tax, or $950 thousand, $0.13 per diluted share after tax.  Over the nine month period, security losses and OTTI charges of $1.6 million were realized on the FHLMC perpetual preferred stock.  In addition to the FHLMC charges described above, the Company recorded a quarterly provision for loan losses of $2.1 million, an increase of $1.7 million compared to $450 thousand recorded a year ago.

    While the reported results for the three and nine month periods reflect the effects of the OTTI charge, they do not reflect the change in tax treatment enacted as part of the Act, which was adopted on October 3, 2008. Under the Act, the Company is permitted to deduct the loss related to FHLMC perpetual preferred stock as an ordinary loss for tax purposes, thereby offsetting a portion of the Company’s ordinary income. However, since the Act was not enacted until the fourth quarter 2008, the Company cannot recognize this tax benefit as part of its third quarter results. The tax benefit will be recognized in the fourth quarter, and it is expected to amount to approximately $239 thousand or $.03 per diluted share, based on the average shares outstanding for the quarter ended September 30, 2008.

	Three Months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net Income per Common share:
Basic	$(0.14)	$0.15	$0.19	$0.55
Diluted	(0.14)	0.14	0.19	0.53
Return on average assets	(0.47)%	0.57%	0.22%	0.77%
Return on average common equity	(8.45)%	8.89%	3.77%	11.57%
Efficiency ratio	70.51%	74.23%	70.68%	70.57%

    In addition to the impairment charge and loan loss provision noted above, our results reflect:
·	Increased net interest income on strong earning asset growth,
·	A lower level of net gains on SBA loan sales as a result of a lower volume of loans sold and reduced premiums on sales, and
·	Higher operating expenses related to the expansion of our retail and lending networks.

Net Interest Income

    Tax-equivalent interest income totaled $13.0 million for the three months ended September 30, 2008, an increase of $389 thousand or 3.1 percent, compared to a year ago.  Of the $389 thousand increase in interest income, $1.9 million was due to an increase in the volume of interest-earning assets, partially offset by a $1.5 million decrease due to lower yields on interest-earning assets.  The average volume of interest-earning assets increased $102.2 million to $802.4 million for the three months ended September 30, 2008 due to a $112.3 million increase in average total loans as loans increased in all categories.  The tax-equivalent yield on interest-earning assets decreased 71 basis points to 6.45 percent during the period as variable rate assets such as SBA loans, commercial loans, consumer home equity loans and federal funds sold and interest-bearing deposits with banks repriced lower.  The mix of earning assets is illustrated below:

	9/30/2008	9/30/2007
Federal funds sold and interest-bearing deposits	3%	4%
Securities (includes ACBB and FHLB stock)	13	16
Loans	84	80

    Total interest expense was $5.9 million for the three months ended September 30, 2008, a decrease of $711 thousand or 10.8 percent, compared to $6.6 million for the same period a year ago. The $711 thousand decrease in interest expense, was primarily due to a $1.8 million decrease due to a reduction in the cost of funds, partially offset by $1.1 million increase which was related to an increase in average interest-bearing liabilities.  Quarter over quarter, average interest-bearing liabilities increased $102.1 million as average interest-bearing deposits increased $81.3 million and borrowed funds and subordinated debentures increased $20.8 million.  The increase in average interest-bearing deposits was a result of increases in the time deposit and interest-bearing demaand deposits categories, partially offset by a decline in savings accounts.  The increase in average borrowed funds and subordinated debentures was a result of favorable pricing compared to alternative sources of funds as rates began to fall.  The rate paid on interest-bearing liabilities decreased 99 basis points to 3.28 percent for the three months ended September 30, 2008, from 4.27 percent in the same period in 2007.  The cost of interest-bearing deposits decreased 101 basis points to 3.12 percent as the rates paid on all deposit products decreased, while the cost of borrowed funds and subordinated debentures decreased 95 basis points to 4.14 percent.  These rates fell as our variable rate instruments tied to Prime and LIBOR repriced lower and other fixed rate products were repriced lower. At the same time, the interest-bearing deposit base shifted to a higher cost of funding as illustrated below:

	9/30/2008	9/30/2007
Interest-bearing demand deposits	15%	15%
Savings deposits	27	38
Time deposits	58	47

    Tax-equivalent net interest income increased $1.1 million to $7.1 million for the quarter ended September 30, 2008, compared to $6.0 million for the same period a year ago.  Net interest margin increased 11 basis points to 3.55 percent, compared to 3.44 percent for the same period a year ago.  The net interest spread was 3.17 percent for the three months ended September 30, 2008, compared to 2.89 percent for the same period a year ago.

    Tax-equivalent interest income totaled $38.0 million for the nine months ended September 30, 2008, an increase of $1.7 million or 4.5 percent, compared to a year ago.  Of the $1.7 million increase in interest income, $5.1 million was due to an increase in the volume of interest-earning assets, partially offset by a $3.4 million decrease due to lower yields on interest-earning assets.  The average volume of interest-earning assets increased $91.7 million to $763.5 million for the nine months ended September 30, 2008 due to a $92.6 million increase in average total loans as loans increased in all categories.  The tax-equivalent yield on interest-earning assets decreased 58 basis points to 6.64 percent during the period as variable rate assets such as SBA loans, commercial loans, consumer home equity loans and federal funds sold and interest-bearing deposits with banks repriced lower.  The mix of earning assets remained as follows:

	9/30/2008	9/30/2007
Federal funds sold and interest-bearing deposits	3%	4%
Securities (includes ACBB and FHLB stock)	14	16
Loans	83	80

    Total interest expense was $17.3 million for the nine months ended September 30, 2008, a decrease of $853 thousand or 4.7 percent, compared to $18.2 million for the same period a year ago. The $853 thousand decrease in interest expense reflects a $4.2 million decrease due to a reduction in the cost of funds, partially offset by a $3.4 million increase which was related to an increase in average interest-bearing liabilities.  Average interest-bearing liabilities increased $95.5 million as average interest-bearing deposits increased $72.5 million and borrowed funds and subordinated debentures increased $23.0 million.  The increase in average interest-bearing deposits was a result of increases in the time deposit category, partially offset by a decline in interest-bearing checking and savings accounts.  The increase in average borrowed funds and subordinated debentures was a result of favorable pricing compared to alternative sources of funds as rates began to fall.  The rate paid on interest-bearing liabilities decreased 77 basis points to 3.43 percent for the nine months ended September 30, 2008, from 4.20 percent in the same period in 2007.  The cost of interest-bearing deposits decreased 74 basis points to 3.29 percent as the rates paid on all deposit products decreased, while the cost of borrowed funds and subordinated debentures decreased 100 basis points to 4.20 percent.  These rates fell as our variable rate instruments tied to Prime and Libor repriced lower and other fixed rate products were repriced lower. At the same time, the deposit concentration fluctuation illustrated below partially offset the benefit of lower rates as customers shifted into higher costing time deposits.

	9/30/2008	9/30/2007
Interest-bearing demand deposits	15%	18%
Savings deposits	32	42
Time deposits	53	40

    Tax-equivalent net interest income increased $2.5 million to $20.7 million for the nine months ended September 30, 2008, compared to $18.2 million for the same period a year ago.  Net interest margin remained flat at 3.61 percent. The net interest spread was 3.21 percent for the nine months ended September 30, 2008, compared to 3.06 percent for the same period a year ago.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest	Rate/ Yield	Average Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$24,118	$113	1.86%	$31,449	$390	4.92%
Bankers bank stock	4,415	58	5.23	3,509	66	7.46
Securities:
Available for sale	72,658	920	5.06	71,522	910	5.09
Held to maturity	31,209	399	5.11	36,047	471	5.23
Total securities (a)	103,867	1,319	5.08	107,569	1,381	5.14
Loans, net of unearned discount:
SBA loans	102,383	2,043	7.98	81,693	2,190	10.72
Commercial	393,626	6,877	6.95	350,555	6,600	7.47
Residential mortgages	114,058	1,720	6.03	71,401	1,047	5.87
Consumer	59,933	866	5.75	54,064	933	6.85
Total loans (a),(b)	670,000	11,506	6.84	557,713	10,770	7.68
Total interest-earning assets	$802,400	$12,996	6.45%	$700,240	$12,607	7.16%
Noninterest-earning assets:
Cash and due from banks	19,166			14,911
Allowance for loan losses	(9,092)			(8,330)
Other assets	32,229			29,503
Total noninterest-earning assets	42,303			36,084
Total Assets	$844,703			$736,324

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$87,903	$404	1.83%	$79,188	$451	2.26%
Savings deposits	161,707	774	1.90	199,483	1.995	3.97
Time deposits	353,743	3,553	4.00	243,358	2,994	4.88
Total interest-bearing deposits	603,353	4,731	3.12	522,029	5,440	4.13
Borrowed funds and subordinated debentures	110,684	1,152	4.14	89,892	1,153	5.09
Total interest-bearing liabilities	714,037	5,883	3.28	611,921	6,593	4.27
Noninterest-bearing liabilities:
Demand deposits	81,157			75,218
Other liabilities	2,321			2,216
Total noninterest-bearing liabilities	83,478			77,434
Shareholders' equity	47,188			46,969
Total Liabilities and Shareholders' Equity	$844,703			$736,324

Net interest spread		$7,113	3.17%		$6,014	2.89%
Tax-equivalent basis adjustment		(31)			(41)
Net interest income		$7,082			$5,973
Net interest margin			3.55%			3.44%

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with resultant Interest and Rates
(unaudited)
(Tax-equivalent basis, dollars in thousands)

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest	Rate/ Yield	Average Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$23,135	$404	2.33%	$23,749	$873	4.91%
Bankers bank stock	4,330	234	7.22	3,185	180	7.56
Securities:
Available for sale	73,337	2,789	5.07	65,208	2,378	4.86
Held to maturity	32,297	1,270	5.24	38,589	1,525	5.27
Total securities (a)	105,634	4,059	5.12	103,797	3,903	5.01
Loans, net of unearned discount:
SBA loans	100,674	6,399	8.47	82,185	6,732	10.92
Commercial	381,497	20,279	7.10	334,875	18,966	7.57
Residential mortgages	89,551	4,008	5.97	66,551	2,902	5.81
Consumer	58,679	2,613	5.95	54,239	2,788	6.87
Total loans (a),(b)	630,401	33,299	7.05	537,850	31,388	7.79
Total interest-earning assets	$763,500	$37,996	6.64%	$668,581	$36,344	7.26%
Noninterest-earning assets:
Cash and due from banks	16,189			13,113
Allowance for loan losses	(8,866)			(8,078)
Other assets	31,268			29,363
Total noninterest-earning assets	38,591			34,398
Total Assets	$802,091			$702,979

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$83,050	$1,120	1.80%	$87,095	$1,480	2.27%
Savings deposits	179,254	3,041	2.27	207,238	6.288	4.06
Time deposits	304,298	9,779	4.29	199,798	7,117	4.76
Total interest-bearing deposits	566,602	13,940	3.29	494,131	14,885	4.03
Borrowed funds and subordinated debentures	107,345	3,372	4.20	84,334	3,279	5.20
Total interest-bearing liabilities	673,947	17,312	3.43	578,465	18,164	4.20
Noninterest-bearing liabilities:
Demand deposits	78,259			75,303
Other liabilities	2,354			2,466
Total noninterest-bearing liabilities	80,613			77,769
Shareholders' equity	47,531			46,745
Total Liabilities and Shareholders' Equity	$802,091			$702,979

Net interest spread		$20,684	3.21%		$18,180	3.06%
Tax-equivalent basis adjustment		(129)			(101)
Net interest income		$20,555			$18,079
Net interest margin			3.61%			3.61%

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

Rate Volume Table	Amount of Increase (Decrease)
(In thousands)	Three months ended September 30, 2008			Nine months ended September 30, 2008
	versus September 30, 2007			versus September 30, 2007
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
SBA	$484	$(631)	$(147)	$1,345	$(1,678)	$(333)
Commercial	762	(485)	277	2,538	(1,225)	1,313
Residential mortgage	643	30	673	1,024	82	1,106
Consumer	93	(160)	(67)	217	(392)	(175)
Total Loans	1,982	(1,246)	736	5,124	(3,213)	1,911

Available for sale securities	15	(5)	10	180	231	411
Held to maturity securities	(61)	(11)	(72)	(246)	(9)	(255)
Federal funds sold and interest-bearing deposits	(76)	(201)	(277)	(22)	(447)	(469)
Bankers bank stock	15	(23)	(8)	62	(8)	54
Total interest-earning assets	$1,875	$(1,486)	$389	$5,098	$(3,446)	$1,652

Interest Expense
Interest-bearing checking	$46	$(93)	$(47)	$(66)	$(294)	$(360)
Savings deposit	(324)	(897)	(1,221)	(762)	(2,485)	(3,247)
Time deposits	1,170	(611)	559	3,422	(760)	2,662
Total interest-bearing deposits	892	(1,601)	(709)	2,594	(3,539)	(945)
Borrowings	235	(237)	(2)	800	(708)	92
Total interest-bearing liabilities	1,127	(1,838)	(711)	3,394	(4,247)	(853)
Tax equivalent net interest income	$748	$352	$1,100	$1,704	$801	$2,505
Tax equivalent adjustment			10			(28)
Increase in net interest income			$1,110			$2,477

Provision for Loan Losses

    The provision for loan losses was $2.1 million for the three months ended September 30, 2008, an increase of $1.7 million, compared to a provision of $450 thousand for the same period a year ago.  For the nine months ended September 30, 2008, the provision for loan losses was $3.2 million, an increase of $2.2 million compared to the $1.0 million provision for the prior year’s period.

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

Noninterest Income

    Noninterest income was ($344) thousand for the three months ended September 30, 2008, a decrease of $1.8 million compared with the same period in 2007.  For the nine month period, noninterest income fell $2.7 million to $2.1 million. The components of noninterest income are as follows:

	Three months ended September 30,			Nine months ended September 30,
			Percent			Percent
(In thousands)	2008	2007	Change	2008	2007	Change
Service charges on deposit accounts	$381	$338	12.7%	$1,042	$1,026	1.6%
Service and loan fee income	334	428	(22.0)	936	1,174	(20.3)
Gain on sales of SBA loans, net	215	316	(32.0)	1,208	1,819	(33.6)
Other-than-temporary impairment charges on AFS securities	(946)	-	NM	(1,201)	-	NM
Net security (losses) gains	(512)	22	NM	(393)	32	NM
Bank-owned life insurance	53	53	(0.0)	157	148	6.1
Other income	131	303	(56.8)	390	688	(43.3)
Total noninterest income	$(344)	$1,460	(123.6)%	$2,139	$4,887	(56.2)%
NM = Not meaningful

    Service charges on deposit accounts increased quarter over quarter due to a higher volume of overdraft fees and commercial analysis account fees.  Service charges on deposit accounts remained relatively flat for the nine months ended September 30, 2008, when compared to the same period a year ago.

    Service and loan fee income decreased $94 thousand for the three month period and $238 thousand for the nine month period ended September 30, 2008 when compared to the same period a year ago.  The decrease in loan and servicing fees quarter over quarter was the result of lower levels of letter of credit, loan processing fee income and lower levels of loan prepayment fees.  Year-to-date, service and loan fee income decreased due to lower levels of prepayment fees, letter of credit fees and SBA servicing fees.  Average serviced SBA loans totaled $141.2 million and $142.6 million for the nine months ended September 30, 2008 and 2007, respectively.  It is anticipated that the level of loan service fee income will decline in the future as the Company maintains a higher proportion of SBA loans in its portfolio and as loans with higher servicing rates payoff and are replaced by new loans with lower servicing rates.

    Net gains on SBA loan sales decreased $101 thousand for the quarter and $611 thousand for the nine months ended September 30, 2008, compared to the same period a year ago, as a result of a lower volume of loans sold and lower premiums on the sales due to market conditions.  SBA loan sales totaled $24.8 million for the nine months ended September 30, 2008, compared to $33.1 million for nine months ended September 30, 2007.  As a result of the significant reduced premium resulting from the recent credit crisis, the Company has closed all SBA production offices outside of its New Jersey, Pennsylvania and New York footprint.  Consequently, management believes that net gains on SBA loans will decline substantially for the foreseeable future.

    There were $1.5 million and $1.6 million in security losses realized during the three and nine months ended September 30, 2008.  These losses were primarily due to the classification of three Freddie Mac perpetual preferred callable securities as other-than-temporarily impaired securities due to the decline in market value of these securities and the eventual placement of FHLMC in conservatorship that occurred in September of 2008.  Unity sold approximately $909 thousand in book value of these securities in August 2008 and recorded a pretax loss of approximately $518 thousand on this sale.  In addition, the market value of the remaining securities was written down $946 thousand as of September 30, 2008, due to actions by the U.S. Treasury and the OFHEO (now FHFA) placing Freddie Mac under conservatorship.  The aggregate amount of security losses and other than temporary impairment ("OTTI") charges related to Freddie Mac perpetual preferred stock for the third quarter of 2008 were $1.5 million, pre-tax, or $950 thousand, $0.13 per diluted share after tax.  Over the nine month period, security losses and OTTI charges of $1.6 million were realized on the FHLMC perpetual preferred stock.

    Bank owned life insurance income totaled $53 thousand and $157 thousand for the three and nine months ended September 30, 2008, respectively.

    Other noninterest income decreased $172 thousand and $298 thousand for the three and nine months ended September 30, 2008, respectively due to lower loan referral fees and a onetime nonrecurring credit which was posted in the third quarter 2007.

Noninterest Expense

    Total noninterest expense increased $278 thousand or 5.1 percent to $5.8 million for the three months ended September 30, 2008 compared to a year ago. For the nine months ended September 30, 2008, noninterest expense increased $981 thousand or 6.1 percent.   Although, we closed the SBA lending offices outside of our New Jersey, New York and Pennsylvania primary trade areas late in the third quarter of 2008, quarter over quarter operational expense increases may be attributed to branch expansion and growth of our SBA lending franchise.  The components of noninterest expense are as follows:

	Three months ended September 30,			Nine months ended September 30
(In thousands)	2008	2007	Percent Change	2008	2007	Percent Change
Compensation and benefits	$2,948	$2,816	4.7%	$9,148	$8,494	7.7%
Occupancy	688	699	(1.6)	2,102	2,016	4.3
Processing and communications	554	645	(14.1)	1,668	1,758	(5.1)
Furniture and equipment	423	419	1.0	1,224	1,213	0.9
Professional services	285	116	145.7	626	414	51.2
Loan servicing costs	206	184	12.0	446	443	0.7
Advertising	158	113	39.8	299	312	(4.2)
Deposit insurance	117	16	NM	291	50	NM
Other expenses	400	493	(18.9)	1,362	1,485	(8.3)
Total noninterest expense	$5,779	$5,501	5.1%	$17,166	$16,185	6.1%
NM = Not meaningful

    Compensation and benefits expense, the largest component of noninterest expense, increased $132 thousand for the three months ended September 30, 2008 compared to the same period a year ago.  Compensation and benefits expense increased $654 thousand for the nine months ended September 30, 2008 compared to the same period a year ago.  The increase in compensation and benefits expense was a result of cost of living increases and merit increases.  Full-time equivalent employees amounted to 176 at September 30, 2008, compared to 195 at September 30, 2007.  During September and October of 2008, the Company significantly reduced its head count.  The full benefit of this reduction will not be realized until the first quarter of 2009.

    Occupancy expense decreased $11 thousand for the three months ended September 30, 2008 compared to the same period a year ago due to reduced lease and leasehold improvement related expenses due to the closure of our Bridgewater, NJ location during the second quarter 2008.  For the nine months ended September 30, 2008, occupancy expense increased $86 thousand due to the expansion of our branch network and the writeoff of capitalized expenses related to the closure of our Bridgewater, NJ location.

    Processing and communications expense decreased $91 thousand for the three months ended and $90 thousand for the nine month period ended September 30, 2008, compared to the same period a year ago.  This was the result of cost savings initiatives put in place over the last twelve months.

    Furniture and equipment expense remained relatively flat for the three months and nine months ended September 30, 2008, compared to the same period a year ago.

    Professional services increased $169 thousand for the three months and increased $212 thousand for the nine months ended September 30, 2008, compared to the same period a year ago.  Higher consulting fees attributed to the quarter over quarter increase.   Year to date, higher consulting fees related to tax planning and Sarbanes-Oxley Act of 2002 compliance contributed to the increase.

    Loan servicing costs increased $22 thousand for the three months and remained relatively flat for the nine months ended September 30, 2008, compared to the same period a year ago.  Quarter over quarter increases were due to higher collection expenses associated with delinquent loans.

    Advertising expense increased $45 thousand for the three months due to deposit promotions being run during this period and decreased $13 thousand for the nine months ended September 30, 2008, compared to the same period a year ago due to the use of less expensive delivery channels related to new business generation.

    Deposit insurance expense increased $101 thousand for the three months and $241 thousand for the nine months ended September 30, 2008.  Prior to the current year, deposit insurance assessments for the Bank were reduced by one-time credits provided by the FDIC.   In the current year these credits have expired, hence deposit insurance assessments have increased.  Deposit insurance expense is expected to continue to increase in the foreseeable future.

    Other operating expenses decreased $94 thousand for the quarter and decreased $124 thousand for the nine months ended September 30, 2008, compared to the prior year due to lower operating losses, employee recruitment fees and office supply expense, partially offset by additional loan commitment reserve funding.

Income Tax Expense

    For the quarter ended September 30, 2008, a tax benefit of $139 thousand was recorded, compared to a tax provision of $430 thousand for the same period a year ago.  For the nine months ended September 30, 2008, the provision for income taxes was $982 thousand, compared to $1.7 million for the same period a year ago.  The current 2008 tax provision represents an effective tax rate of approximately 42.2 percent as compared to 30.0 percent for the prior year.  Management anticipates an effective rate of approximately 30 to 33 percent for the remainder of 2008.

Financial Condition at September 30, 2008

    Total assets at September 30, 2008 were $864.1 million compared to $746.8 million a year ago and $752.2 million at year-end 2007.  Compared to year-end 2007, total assets increased due primarily to the investment of time deposit balances into loans.

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

    AFS securities totaled $70.1 million at September 30, 2008, an increase of $5.3 million from year-end 2007. This increase was the result of $30.3 million in purchases, partially offset by $15.8 million in maturities, calls and principal payments received, $4.1 million in sales and $2.1 million in depreciation in the market value of the portfolio.  In addition, two securities with a book value of $1.9 million were transferred from AFS to HTM during the quarter, consistent with the Company's intent and ability to hold these securities until maturity.   Purchases during the quarter consisted of US Government agency and mortgage backed securities.   The yield on the AFS securities portfolio was 5.07 percent for the nine months ended September 30, 2008, compared to 4.86 percent a year ago.  The weighted average life of the AFS portfolio was 5.03 years and the effective duration of the portfolio was 3.31 years at September 30, 2008, compared to 7.18 years and 2.82 years, respectively at December 31, 2007.

  At September 30, 2008, AFS securities included three Federal Home Loan Mortgage Corporation (“FHLMC”) perpetual callable preferred securities with a total book value of $13 thousand.  These securities were initially classified as other-than-temporarily impaired ("OTTI") in December 2007 due to their declines in market value and the uncertainty that they would recover their book value.  During the second quarter, an impairment charge of $222 thousand was recognized reducing the book value of these securities to $1.9 million.  During the third quarter, the Company sold approximately $909 thousand in book value of these securities and recorded a pretax loss of approximately $518 thousand on this sale.  In addition, the market value of the remaining securities was written down $946 thousand as of September 30, 2008, due to actions by the U.S. Treasury and the OFHEO (now FHFA) placing Freddie Mac under conservatorship.  The aggregate amount of security losses and OTTI charges related to Freddie Mac perpetual preferred stock for the third quarter of 2008 were $1.5 million, pretax, or $950 thousand, $0.13 per diluted share after tax.

    HTM securities totaled $29.3 million at September 30, 2008, a decrease of $4.5 million compared to $33.7 million at December 31, 2007.  This decrease was the result of $2.8 million in purchases, offset by $9.1 million in calls and principal payments received.  The yield on HTM securities was 5.24 percent for the nine months ended September 30, 2008, compared to 5.27 percent for the same period a year ago.  As of September 30, 2008, and December 31, 2007, the market value of HTM securities was $27.1 million and $33.6 million, respectively.  The weighted average life of the HTM portfolio was 6.93 years and the effective duration of the portfolio was 3.87 years at September 30, 2008, compared to 4.0 years and 3.01 years, respectively at December 31, 2007.

    Securities with a carrying value of $86.7 million and $61.9 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in pledged securities is $2.8 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

    The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of commercial, Small Business Administration (“SBA”), residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

    Total loans at September 30, 2008, increased $94.9 million or 16.1 percent to $685.0 million compared to $590.1 million at year-end 2007 due to growth in all loan product lines.  The loan portfolio concentration consisted of the following:

	September 30, 2008	December 31, 2007
SBA Loans	15%	16%
Commercial Loans	57	62
Mortgage Loans	19	12
Consumer Loans	9	10

    Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $394.2 million at September 30, 2008, and increased $28.4 million from $365.8 million at year-end 2007.  The yield on commercial loans was 7.10 percent for the nine months ended September 30, 2008 compared to 7.57 percent for the same period a year ago.

    SBA loans, on which the SBA provides guarantees of up to 85 percent of the principal balance, were historically generally sold in the secondary market by the Company with the nonguaranteed portion held in the portfolio as a loan held for investment.  However during the third quarter of 2007, the Company announced a strategic decision to begin retaining a portion of its SBA 7(A) program loans in its portfolio, rather than selling them into the secondary market.  SBA loans held for investment amounted to $82.6 million at September 30, 2008, an increase of $13.7 million from year-end 2007.  SBA loans held for sale, carried at the lower of aggregate cost or market, amounted to $19.9 million at September 30, 2008, a decrease of $4.8 million from year-end 2007.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.47 percent for the nine months ended September 30, 2008, compared to 10.92 percent for the same period a year ago.  As a result of the significant reduced premium resulting from the recent credit crisis, the Company has closed all SBA production offices outside of its New Jersey, Pennsylvania and New York primary trade area.  Consequently, management believes that there will be a significant decline in the volume of new SBA loans and gains on SBA loans will decline substantially for the foreseeable future.

    Residential mortgage loans consist of loans secured by residential properties.  These loans increased $54.5 million to $128.2 million at September 30, 2008, compared to $73.7 million at December 31, 2007.  The yield on residential mortgages was 5.97 percent for the nine months ended September 30, 2008, compared to 5.81 percent for the same period a year ago.   Year-to-date growth was due to a new relationship with an established builder of high end residential properties.  The Company expects this growth to slow in the foreseeable future due to current market conditions.

    Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $60.2 million at September 30, 2008, an increase of $3.0 million from $57.1 million at December 31, 2007.  The yield on consumer loans was 5.95 percent for the nine months ended September 30, 2008, compared to 6.87 percent for the same period a year ago.

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

    The following table sets forth information concerning nonaccrual loans and nonperforming assets at each of the periods indicated:

(In thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Nonperforming loans:
SBA (1)	$3,040	$1,630	$1,676
Commercial	6,099	2,110	1,881
Residential mortgage	1,267	1,192	432
Consumer	230	529	196
Total nonperforming loans	10,636	5,461	4,185
OREO	318	106	134
Total Nonperforming assets	$10,954	$5,567	$4,319

Past Due 90 days or more and still accruing interest
SBA	$-	$114	$111
Commercial	1,571	41	229
Residential mortgage	1,961	-	-
Consumer	-	-	-
Total accruing loans 90 days or more past due	$3,532	$155	$340

Nonperforming assets to total assets	1.27%	0.93%	0.58%
Nonperforming assets to loans and OREO	1.60%	0.94%	0.76%
(1) SBA Loans Guaranteed	$998	$714	$781

    Nonperforming loans amounted to $10.6 million at September 30, 2008, an increase of $5.2 million from year-end 2007.  This increase was due primarily to the transfer of three commercial credits totaling $5.0 million to nonaccrual status.  This increase in nonperforming loans reflects the slow down in the economy generally and its impact on our customer base.  There were $3.5 million and $155 thousand in loans past due 90 days or more and still accruing interest at September 30, 2008 and December 31, 2007, respectively.  Included in nonperforming assets at September 30, 2008, are approximately $998 thousand of loans guaranteed by the SBA, compared to $714 thousand at December 31, 2007.

    Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $2.5 million at September 30, 2008, a decrease of $164 thousand from December 31, 2007.

Allowance for Loan Losses

    During the quarter, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio.  This risk was evidenced by the increase in nonperforming loans during the quarter, as the downturn in the economy impacted borrowers' abilities to pay and factors such as a weakened housing market eroded the value of underlying collateral.  In addition, net charge-offs increased during the quarter as the Company proactively addressed these issues.

    The allowance for loan losses totaled $9.9 million, $8.4 million and $8.2 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively, with a resulting allowance to total loan ratios of 1.45 percent, 1.42 percent and 1.44 percent, respectively.  Net charge-offs amounted to $1.1 million for the three months ended September 30, 2008, compared to $264 thousand for the three months ended September 30, 2007. Net charge-offs amounted to $1.7 million for the nine months ended September 30, 2008, compared to $441 thousand for the nine months ended September 30, 2007.

    The following is a reconciled summary of the allowance for loan losses for the three months ended September 30, 2008 and 2007:

Allowance for Loan Loss Activity	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Balance, beginning of period	$8,945	$7,997	$8,383	$7,624
Provision charged to expense	2,100	450	3,200	1,000

Charge-offs:
SBA	423	270	936	510
Commercial	700	24	760	29
Residential mortgage	-	-	25	-
Consumer	78	28	140	29
Total Charge-offs	1,201	322	1,861	568

Recoveries:
SBA	40	41	105	94
Commercial	29	7	35	15
Residential mortgage	-	-	-	-
Consumer	-	10	51	18
Total recoveries	69	58	191	127
Total net charge-offs	1,132	264	1,670	441
Balance, end of period	9,913	$8,183	9,913	$8,183

Selected loan quality ratios:
Net charge offs to average loans (annualized)	0.67%	0.19%	0.35%	0.12%
Allowance for loan losses to total loans at period end	1.45%	1.44%	1.45%	1.44%
Allowance for loan losses to nonperforming loans	93.19%	195.53%	93.19%	195.53%

Deposits

    Deposits, which include noninterest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

    During the first nine months of 2008, total deposits increased $83.4 million to $684.7 million at September 30, 2008, from $601.3 million at December 31, 2007.  The increase in deposits was primarily the result of a $110.6 million increase in time deposits, an $11.6 million increase in noninterest-bearing demand deposits and a $9.6 million increase in interest-bearing demand deposits, partially offset by a $48.4 million decrease in savings deposits.

    This activity has resulted in a shift in our deposit concentration from 33 percent savings and 43 percent time deposits at December 31, 2007, to 22 percent savings and 54 percent time deposits at September 30, 2008.   The concentration of demand deposits equaled 12 percent and interest-bearing demand deposits equaled 13 percent at September 30, 2008 and December 31, 2007.

Borrowed Funds and Subordinated Debentures

    Borrowed funds and subordinated debentures totaled $130.5 million at September 30, 2008, an increase of $30.0 million or 29.9 percent from December 31, 2007. This net increase was due to the addition of $35.0 million in net borrowings, offset in part by $5.0 million in repayments.  As of September 30, 2008, the Company was a party to the following borrowed funds and subordinated debenture transactions:

(In thousands)	September 30, 2008	December 31, 2007
FHLB Borrowings:
Overnight line of credit	$20,000	$5,000
Fixed rate advances	40,000	40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	25,000	10,000
Subordinate debentures	15,465	15,465

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

    The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2008, is a decline of 1.82 percent in a rising-rate environment and an increase of 0.04 percent in a falling-rate environment.  Both variances are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2007, the economic value of equity with rate shocks of 200 basis points was a decline of 2.02 percent in a rising-rate environment and an increase of 0.34 percent in a falling-rate environment.

 Operating, Investing, and Financing Cash

    Cash and cash equivalents amounted to $51.3 million at September 30, 2008, an increase of $15.0 million from December 31, 2007.  Net cash provided by operating activities for the nine months ended September 30, 2008, amounted to $4.7 million, primarily due to proceeds from the sale of SBA loans and net income from operations, offset by originations of loans held for sale.  Net cash used in investing activities amounted to $102.3 million for the nine months ended September 30, 2008, primarily due to loan originations and security purchases, partially offset by proceeds from the maturities and sales of securities available for sale.  Net cash provided by financing activities, amounted to $112.6 million for the nine months ended September 30, 2008, attributable to increased deposits, borrowings and proceeds from the exercise of stock options, partially offset by the repayment of borrowings and payment of dividends.

Liquidity

    The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

    At September 30, 2008, the Parent Company had $456 thousand in cash and $134 thousand in marketable securities, valued at fair market value, compared to $433 thousand in cash and $216 thousand in marketable securities at December 31, 2007.  The increase in cash at the parent company was due to the payment of dividends by the Bank, partially offset by the payment of dividends to shareholders and other operating expenses.  Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

    At September 30, 2008, $18.8 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. An additional source of liquidity is Federal Funds sold, which were $29.4 million at September 30, 2008.

    As of September 30, 2008, deposits included $16.5 million of Government deposits, as compared to $30.5 million at December 31, 2007.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $13.2 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

    At September 30, 2008, the Bank had $156.8 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $25.9 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

    Section 301 of the Emergency Economic Stabilization Act of 2008 (the "Act") provided tax relief to banks that have suffered losses on certain holdings of Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") perpetual preferred stock by changing the character of these losses from capital to ordinary for federal income tax purposes.  However, since the Act was not enacted until the fourth quarter of 2008, the Company could not recognize this benefit under Generally Accepted Accounting Principals.  The federal banking agencies, however,  will allow banks to recognize the effect of the tax change enacted in Section 301 in their third quarter regulatory capital calculations.  The regulatory capital calculations below  recognize the effect of the tax change enacted in Section 301 as permitted by the federal banking agencies.

The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2008
Leverage Ratio	62,519	7.42%	≥	33,723	4.00%	≥	42,154	N/A
Tier I risk-based ratio	62,519	9.07%	≥	27,562	4.00%	≥	41,343	N/A
Total risk-based ratio	71,150	10.33%	≥	55,123	8.00%	≥	68,904	N/A
As of December 31, 2007
Leverage Ratio	61,157	8.25%	≥	29,654	4.00%	≥	37,067	N/A
Tier I risk-based ratio	61,157	9.81%	≥	24,947	4.00%	≥	37,421	N/A
Total risk-based ratio	68,962	11.06%	≥	49,895	8.00%	≥	62,369	N/A

The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2008
Leverage Ratio	53,439	6.34. %	≥	33,696	4.00%	≥	42,120	5.00%
Tier I risk-based ratio	53,439	7.76%	≥	27,532	4.00%	≥	41,298	6.00%
Total risk-based ratio	70,561	10.25%	≥	55,064	8.00%	≥	68,830	10.00%
As of December 31, 2007
Leverage Ratio	52,249	7.06%	≥	29,617	4.00%	≥	37,021	5.00%
Tier I risk-based ratio	52,249	8.39%	≥	24,919	4.00%	≥	37,378	6.00%
Total risk-based ratio	68,545	11.00%	≥	49,837	8.00%	≥	62,297	10.00%

Shareholders’ Equity

    Shareholders' equity decreased $721 thousand, or 1.5 percent, to $46.5million at September 30, 2008, compared to $47.3 million at December 31, 2007.  This decrease was the result of $1.3 million in net income, $259 thousand in proceeds from the issuance of stock and related tax benefits and $215 thousand in employee stock based compensation credits, offset by $695 thousand in cash dividends declared during the nine months ended September 30, 2008, $1.7 million depreciation in the market value of the securities available for sale portfolio and $119 thousand depreciation in the market value of interest rate swaps.

    On April 24, 2008, the Company announced a 5 percent stock dividend which was paid on June 27, 2008 to all shareholders of record as of June 13, 2008 and accordingly, all share amounts have been restated to include the effect of the distribution.

    During the quarter, the Company revised its cash dividend payment policy. The decision was made based upon the current economic environment to retain capital so that the holding company can remain a source of strength to the subsidiary bank.  Previously, the Company has paid a cash quarterly dividend at a rate set by the Board based upon a number of factors. The Board has now established a targeted dividend payout ratio of 20% of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The Board now intends to pay a cash dividend once annually, in the next succeeding year.  During 2008, the Company has already paid cash dividends of $0.15 per share. While the Company cannot project its full year 2008 earnings at this time, to the extent the cash dividends paid to date exceed the targeted percentage of annual 2008 earnings, the Company may not pay any additional cash dividends out of 2008 income.

    On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended September 30, 2008.  As of September 30, 2008, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  As part of its ongoing capital management strategy, the Company does not foresee repurchasing additional shares in the near future.

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

    At September 30, 2008 and 2007 the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows:

(Dollars in thousands)	2008	2007
Notional amount	$15,000	$-
Weighted average pay rate	4.05%	-%
Weighted average receive rate	3.82%	-%
Weighted average maturity in years	3.2	-
Unrealized loss relating to interest rate swaps	$(214)	$-

    These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month Libor) in exchange for making payments at a fixed rate.

    At September 30, 2008, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.     Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors

    Information regarding this item as of September 30, 2008 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2007, except for the following risk factor, which was updated June 30, 2008.

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

·	Asset quality may deteriorate as borrowers become unable to repay their loans.

·	Lack of liquidity within the capital markets which we use to raise funds to support our business transactions may impact the cost of funds or our ability to raise funds.

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

UNITY BANCORP, INC.

Dated: November 13, 2008	/s/ Alan J. Bedner, Jr.
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