Form 10-K
period 2008-12-31
UNITY BANCORP INC /NJ/
filed 2009-03-19
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐   No ☒

As of June 30, 2008, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $37,629,253 and 5,414,281 shares of the Common Stock were outstanding to non-affiliates.  As of March 1, 2009, 7,119,438 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Form 10-K

		Page
Part I
Item1.	Business
	a) General	2
	b) Statistical information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	12
	Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and	13
	Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 8.	Financial Statements and Supplementary Data	13
Item 9.	Changes in and Disagreements with Accountants on Accounting and	14
	Financial Disclosure
Item 9A(T).	Controls and Procedures	14
Item 9B.	Other Information - None	14

Part III
Item 10.	Directors, Executive Officers and Corporate Governance;
	Compliance with Section 16(a) of the Exchange Act	14
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	And Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions and Director Independence	15
Item 14.	Principal Accountant Fees and Services	15

Part IV
Item 15.	Exhibits and Financial Statement Schedules	15

	Signatures	18

PART I

Item 1.    Business:

a)    General

Unity Bancorp, Inc., (the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was originally organized under the laws of the State of Delaware in 1994.  Subsequently, in 2002, the Company effected a re-incorporation merger to become a New Jersey corporation.  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The only significant activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust II and Unity (NJ) Statutory Trust III.  The trusts have issued $10.3 million and $5.2 million of preferred securities to investors, respectively.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and fourteen New Jersey branches located in Clinton, Colonia, Edison, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, South Plainfield, Springfield, Union and Whitehouse.  In addition, the Bank has two Pennsylvania branches: one located in Forks Township and a second branch on William Penn Highway in Easton.  The Bank's primary service area encompasses the Route 22/Route 78 corridors between the Forks Township and Easton, Pennsylvania offices and its Linden, New Jersey branch.

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

Service Areas

The Company's primary service area is defined as the neighborhoods served by the Bank's offices.  The Bank's main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank's Scotch Plains, Linden, Union, and Springfield offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, Edison, and Colonia Township extend the Company's service area into Middlesex County.  The Bank’s Phillipsburg office serves Warren County.  The Bank’s Forks Township office and William Penn office serve Northampton County, Pennsylvania.

Competition

The Company is located in an extremely competitive area.  The Company's service area is already serviced by major regional banks, large thrift institutions and a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market.  Most of the Company's competitors have substantially more capital; and, therefore, greater lending limits than the Company.  The Company's competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision-making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2008, the Company employed 163 full-time and 8 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2008, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 55, Chief Deposit Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Michael F. Downes, 46, Chief Lending Officer and Executive Vice President of the Company and Bank	2001	Previously, Mr. Downes was a Commercial Lending Officer for Unity Bank from 1996 to 2001.
Alan J. Bedner, 38, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.

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

General Bank Holding Company Regulation

General:  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "BHCA"), the Company is subject to the regulation and supervision of the Federal Reserve Board (the “FRB”).  The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.  Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to; (i) acquire all or substantially all of the assets of any other bank; (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares); or (iii) merge or consolidate with any other bank holding company.  The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock and other qualifying hybrid instruments, less certain goodwill items and other intangible assets.  The remainder, "Tier II Capital," may consist of; (a) the allowance for loan losses of up to 1.25% of risk-weighted assets; (b) excess of qualifying preferred stock; (c) hybrid capital instruments; (d) debt; (e) mandatory convertible securities; and (f) qualifying subordinated debt.  Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weighting will apply.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for performing first-mortgage loans that are fully secured by residential property, which carry a 50% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weighting, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weighting.  In converting off-balance sheet items, direct credit substitutes (including general guarantees and standby letters of credit backing financial obligations) are given a 100% risk-weighting.  Transaction-related contingencies, such as standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity of more than one year), have a 50% risk-weighting.  Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Insurance of Deposits: During the third quarter of 2008, Congress instituted the Emergency Economic Stabilization Act (the "Act") to address the dysfunctional credit markets.  This Act authorized the Troubled Asset Relief Program (“TARP”) which provided capital to financial institutions and purchased troubled mortgages from institutions.  The U.S. Department of Treasury’s Capital Purchase Program (“CPP”) authorized the Treasury to purchase newly issued preferred stock and common stock purchase warrants from financial institutions or their holding companies. In addition, the Act authorized the temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account.  In addition, the FDIC implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC.  Both increases in deposit insurance will expire on December 31, 2009, unless extended, and the prior limits, described below, will go back into effect.  The Bank elected not to opt out of this program, and is paying the required assessment.

Prior to the fall of 2008, the Bank's deposits were insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit Insurance Fund of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the FDIC has established a risk-based assessment system.  Premium assessments under this system are based upon; (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

The FDIC has significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009.  As increased, the adjusted base assessment rates will range from 12 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment of 10 basis points of the amount of deposits in excess of $250,000 held in non-interest bearing transactional accounts under the enhanced insurance program discussed above.  Finally, the FDIC has proposed a special assessment equal to twenty (20) basis points of insured deposits as of June 30, 2009, to be paid on September 30, 2009. This proposal has not yet been finalized.  The FDIC in this proposal has also reserved the right to impose one or more additional special assessments of ten (10) basis points if needed to recapitalize the Deposit Insurance Fund.

Dividend Rights:  Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

On December 5, 2008, the Company completed a transaction with the U.S. Treasury under the CPP through which the Treasury purchased $20.6 million in preferred stock from the Company. As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock. As so limited the Company may not increase its quarterly cash dividend above $.05 per share, the quarterly rate in effect  at the time the CPP program was announced, without the prior approval of the Treasury.

Sarbanes-Oxley Act

On July 30, 2002, the Sarbanes-Oxley Act (“SOX”) was enacted.  SOX is not a banking law, but applies to all public companies, including the Company.  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far-reaching U.S. securities legislation enacted in some time.  SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

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

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) became law on February 17, 2009. The main purpose of the ARRA is to provide fiscal stimulus to the U.S. economy and help foster job creation and economic activity. However, portions of the ARRA amend the Emergency Economic Stabilization Act (discussed above) and the terms of the CPP, and impose new requirements on institutions participating in the CPP, like the Company.  Among other things, these provisions require substantial new restrictions on executive compensation, prohibiting severance payments regardless of the cause of an executive’s departure. The ARRA also imposes new certification requirements on management of an institution participating in the CPP, and new review requirements on the compensation committee of such an institution. While management cannot yet assess the impact of these provisions, they may make it more difficult for the Company to attract and retain senior management.

b)    Statistical information

           The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2008 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

				Annual Report
Description of Financial Data				Pages

I.	Distribution of Assets, Liabilities, and Stockholders' Equity; Interest
	Rates and Interest Differential
	A.	Analysis of Net Interest Earnings		9
	B.	Average Balance Sheets		12
	C.	Rate/Volume Analysis		14

II.	Investment Portfolio
	A.	Book value of investment securities		38
	B.	Investment securities by range of maturity with corresponding average yields		38
	C.	Securities of issuers exceeding ten percent of stockholders' equity		N/A

III.	Loan Portfolio
	A.	Types of loans		17
	B.	Maturities and sensitivities of loans to changes in interest rates		18
	C.	Risk elements
		1)	Nonaccrual, past due and restructured loans	19
		2)	Potential problem loans	19
		3)	Foreign outstandings	N/A
		4)	Loan concentrations	18
	D.	Other interest-bearing assets		N/A

IV.	Summary of Loan Loss Experience
	A.	Analysis of the allowance for loan losses		20
	B.	Allocation of the allowance for loan losses		21

V.	Deposits
	A.	Average amount and average rate paid on major categories of deposits		12
	B.	Other categories of deposits		N/A
	C.	Deposits by foreign depositors in domestic offices		N/A
	D.	Time deposits of $100,000 or more by remaining maturity		42
	E.	Time deposits of $100,000 or more by foreign offices		N/A

VI.	Return on Equity and Assets			57

VII.	Short-term Borrowings
	A.	Amounts outstanding		42
	B.	Maximum amount of borrowings in each category outstanding at any month-end		42
	C.	Average amount outstanding		42

Item 1A.    Risk Factors:

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

Risks affecting Our Business:

The nationwide recession may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

Our New Jersey trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of nonaccrual loans.  In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of  defaults on loans secured by real estate.

Our FDIC deposit insurance premiums have increased and may continue to increase, substantially increasing our noninterest expense.

During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures.  In 2007, we paid $67 thousand in deposit insurance assessments, and in 2008 this increased to $589 thousand. The FDIC has already announced an increased assessment, to go into effect for the second quarter of 2009, which will raise insurance premiums for the healthiest banks by 7 basis points. Banks like the Bank that have opted to remain eligible for the FDIC’s increased insurance program for noninterest  bearing deposit must also pay an assessment of 10 basis points of the amount of noninterest bearing deposits in excess of $250,000. Finally, the FDIC has proposed  a special assessment of 20 basis points of insured deposits as of June 30, 2009, to be paid September 30, 2009, with the possibility of an additional 10 basis point special assessment later in 2009. This proposal has not yet been finalized. Had the special assessment been in effect on our deposits at December 31, 2008, we would have paid $1.4 million. These additional costs will adversely affect our results of operations.

Our non-performing assets have substantially increased over the past year, and this has, and will continue, to affect our results of operations.

Over the course of 2008, our total non-performing assets have increased to $16.8 million, or 2.35% of our total loans, from $5.6 million, or 0.93% of our total loans. In addition, our loans that are 90 days past due and still accruing interest have also increased to $2.5 million from $155 thousand. The increase in non-performing assets and loans past due 90 days and still accruing interest reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. This deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our non-performing assets will further negatively affect our results of operations. We can give you no assurance that our non-performing assets will not increase further.

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance; in addition dislocation and volatility in the credit markets may negatively affect the value of our assets.

 Beginning in mid 2007, there has been significant turmoil and volatility in global financial markets.   Nationally, we have seen economic factors such as a recession, a rise in unemployment, and a weakened US dollar. Recent market uncertainty regarding the financial sector has increased.  In addition to the impact on the economy, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

·        Net interest income, the difference between interest earned on our interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings.  Both increases and decreases in the interest rate environment may reduce our profits.   We expect that we will continue to realize income from the spread between the interest we earn on loans, securities and other interest-earning assets, and the interest we pay on deposits, borrowings and other interest-bearing liabilities.  The net interest spread is affected by the differences between the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Our interest-earning assets may not reprice as slowly or rapidly as our interest-bearing liabilities.

·        The market value of our securities portfolio may decline and result in other-than-temporary charges or realized losses on the sale of securities.  The value of securities in our portfolio are affected by factors that impact the U.S. securities market in general as well specific financial sector factors such as the deterioration of the credit worthiness of issuers.  Further declines in these sectors may result in future other-than-temporary impairment charges and/or realized losses on the sale of securities.

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

During 2008, the yield curve, particularly short-term interest rates, has fallen as the Federal Open Market Committee (“FOMC”) has intervened and lowered interest rates to encourage economic growth.  This has impacted our results of operations, as our variable rate earning assets have repriced quicker than our funding (our deposits).

Our earnings may not continue to grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.

We have experienced significant growth, and our future business strategy is to continue to expand.  Historically, the growth of our loans and deposits has been the principal factor in our increase in net interest income.  In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted.  Our ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control; such as, economic conditions and interest rate trends.

Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees and manage our expenses.

We expect to continue to experience growth in the scope of our operations; and, correspondingly, in the number of our employees and customers.  We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth.  Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees.  Our ability to attract and retainer senior management may be adversely affected by the restrictions imposed upon us under the CPP, as revised by the American Reinvestment and Recovery Act.  Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

Curtailment of the Small Business Administration loan program could negatively affect the Company; the absence of a secondary market for SBA loans could negatively affect our operation.

The Company has historically been a participant in various SBA lending programs, and the Company’s activity under these programs has contributed significantly to its net income.  Proposals have been made from time to time to curtail the Federal Government’s funding of the SBA loan programs.  Any reduction in SBA funding for its loan programs could negatively affect our results of operations.

Historically, the Company has sold into the secondary market substantially all of the guaranteed portion of its loans originated under the SBA’s loan programs. However, starting in the fall of 2008, the secondary market for SBA loans lost liquidity, and SBA loan program participants like the Company have had difficulty selling SBA loans in the secondary market. To address the situation, the Company must either reduce the number of SBA loans it originates, which could negatively impact its earnings, or keep the loans in its portfolio, increasing its asset base and stressing its capital. Either alternative may adversely affect the Company and its results of operations.

There is a risk that the SBA will not honor their guarantee.

The Company has historically been a participant in various SBA lending programs which guarantee up to 85% of the principal on the underlying loan.  There is a risk that the SBA will not honor their guarantee if a loan is not underwritten to SBA guidelines.  The Company follows the underwriting guidelines of the SBA, however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.

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

Our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans are impacted by economic conditions.  In addition, a large portion of our income is generated from gains on the sale of SBA loans and the related servicing.  Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  Although economic conditions in our primary market area are strong and have aided our recent growth, we cannot assure you that these conditions will continue to prevail.  We cannot assure you that positive trends or developments discussed in this prospectus will continue or that negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2008, the Company’s allowance for loan losses was $10.3 million.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “hometown” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

We are subject to extensive federal and state legislation, regulation and supervision which are intended primarily to protect depositors and the Federal Deposit Insurance Corporation’s Bank Insurance Fund, rather than investors.  Legislative and regulatory changes may increase our costs of doing business; or, otherwise, adversely affect us and create competitive advantages for non-bank competitors.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:
•	telecommunications;
•	data processing;
•	automation;
•	Internet-based banking;
•	Tele-banking; and
•	debit cards and so-called "smart cards."

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

Item 1B.    Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its sixteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2008.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2008 Annual Rental Fee
Clinton, NJ	Leased	1996	2009	535,102
Colonia, NJ	Leased	1998	2009	37,394
Flemington, NJ	Owned	2005	-----	-----
Linden, NJ	Owned	1997	-----	-----
Highland Park, NJ	Leased	1999	2009	90,609
North Plainfield, NJ	Owned	1991	-----	-----
Scotch Plains, NJ	Owned	2004	-----	-----
Springfield, NJ	Leased	1995	2011	33,607
South Plainfield, NJ	Leased	1999	2009	109,223
Union, NJ	Owned	2002	-----	-----
Edison, NJ	Leased	1999	2009	126,716
Whitehouse, NJ	Owned	1998	-----	-----
Phillipsburg, NJ	Leased	2005	2010	80,588
Middlesex, NJ	Owned	2007	-----	-----
Forks Township, PA	Leased	2006	2010	55,918
William Penn (Easton), PA	Leased	2007	2010	68,303
Great Neck, NY	Leased	2006	2009	9,073

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

Item 4.     Submission of Matters to a Vote of Security Holders:

No matters were submitted for a vote of the Company’s shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities:

(a)           Market Information

The Company’s Common Stock is quoted on the NASDAQ Global National Market under the symbol “UNTY.”  The following table sets forth the high and low closing prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.   The prices reflect the impact of the 5 percent stock distribution paid on June 27, 2008.

	High	Low
Year Ended December 31, 2008: 4th Quarter	$4.85	$2.81
3rd Quarter	6.95	4.00
2nd Quarter	8.00	6.48
1st Quarter	9.25	7.50
Year Ended December 31, 2007: 4th Quarter	$10.78	$6.95
3rd Quarter	11.23	9.28
2nd Quarter	11.43	10.74
1st Quarter	13.85	10.98

    (b)         Holders

As of March 1, 2009, there were approximately 495 shareholders of record of the Company’s Common Stock.

(c)         Dividends

The following table sets forth the dividends declared by the Company during 2008 and 2007.  The amounts reflect the impact of the 5 percent stock dividend paid on June 27, 2008.

Dividend Declared
Year Ended December 31, 2008:
4th Quarter	$.00
3rd Quarter	$.00
2nd Quarter	$.05
1st Quarter	$.05
Year Ended December 31, 2007:
4th Quarter	$.05
3rd Quarter	$.05
2nd Quarter	$.05
1st Quarter	$.04

Under the terms of the CPP, we are limited in our ability to pay cash dividends. Without the approval of the Treasury, we can not pay a quarterly cash dividend in excess of $0.05 per share, the amount of our last quarterly cash dividend prior to October 14, 2008. In addition,  during the third quarter of 2008, the Company revised its cash dividend payment policy.  The decision was made based upon the current economic environment to retain capital so that the holding company can remain a source of strength to the subsidiary bank.  Previously, the Company had paid a quarterly cash dividend at a rate set by the Board based upon a number of factors.  The Board has now established a targeted dividend payout ratio of 20 percent of the Company’s earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company’s projected capital needs.  The Board now intends to pay a cash dividend once annually, in the next succeeding year.  The Company declared two dividends in 2008 totaling $0.10.

Item 6.    Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” on page 57 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated by reference herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 7 through 26 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated by reference herein.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk:

The information under the caption, “Market Risk,” on pages 22 through 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated by reference herein.

Item 8.    Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements on pages 33 through 57 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A(T).    Controls and Procedures:

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

    (b)    Management’s Report on Internal Control Over Financial Reporting

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” on page 27 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008, is incorporated by reference herein.

    (c)    Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.    Other Information - None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.    Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation stock option plans approved by security holders	872,274	$5.94	75,984
Equity compensation plans approved by security holders	50,424	9.76	44,508
Equity compensation plans not approved by security holders	-	-	-
Total	922,698	$6.15	120,492

There were no share repurchases during 2008.  Pursuant to the requirements of the Treasury’s Capital Purchase Program, the Company has suspended its stock repurchase program.

Item 13.    Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Certain Transactions with Management,” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

Item 14.    Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Appointment of Auditors for Fiscal 2009,” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)         FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm (page 28)

Consolidated Balance Sheets (page 29)

Consolidated Statements of Income (page 30)

Consolidated Statements of Changes in Shareholders’ Equity (page 31)

Consolidated Statements of Cash Flows (page 32)

Notes to Consolidated Financial Statements (pages 33 through 57)

 (b)         EXHIBITS:

Exhibit
Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan for Non-Employee Directors (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1997 Stock Bonus Plan (3)
10(iv)	1998 Stock Option Plan (4)
10(v)	1999 Stock Option Plan (5)
10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)
10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)
10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(xiii)	2002 Stock Option Plan (6)
10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xvi)	2004 Stock Bonus Plan (9)
10(xvii)	2006 Stock Option Plan (10)
13	Portion of Unity Bancorp. Inc. 2008 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 27, 2006 and incorporated by reference herein.

(c)           Not applicable

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITY BANCORP, INC.

/s/ Alan J. Bedner
Alan J. Bedner
Executive Vice President and Chief Financial Officer

                                     Dated:  March 19, 2009

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ David D. Dallas	Chairman of the Board and Director	March 19, 2009
David D. Dallas
/s/ James A. Hughes	President, Chief Executive Officer And Director	March 19, 2009
James A. Hughes
/s/ Alan J. Bedner	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2009
Alan J. Bedner
/s/ Raj Patel	Director	March 19, 2009
Raj Patel
/s/ Dr. Mark S. Brody	Director	March 19, 2009
Dr. Mark S. Brody
/s/ Robert H. Dallas, II	Director	March 19, 2009
Robert H. Dallas, II
/s/ Peter E. Maricondo	Director	March 19, 2009
Peter E. Maricondo
/s/ Wayne Courtright	Director	March 19, 2009
Wayne Courtright
/s/ Charles S. Loring	Director	March 19, 2009
Charles S. Loring
/s/ Allen Tucker	Director	March 19, 2009
Allen Tucker