Form 10-Q
period 2009-03-31
UNITY BANCORP INC /NJ/
filed 2009-05-13
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 1, 2009 common stock, no par value: 7,119,438 shares outstanding

Part 1 - Consolidated Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS
Cash and due from banks	$17,896	$18,902	$19,698
Federal funds sold and interest-bearing deposits	12,329	15,529	44,042
Cash and cash equivalents	30,225	34,431	63,740
Securities:
Available for sale	122,873	117,348	79,726
Held to maturity (market value of $33,313, $30,088 and $34,577, respectively)	35,149	32,161	34,622
Total securities	158,022	149,509	114,348
Loans:
SBA held for sale	22,559	22,181	23,632
SBA held to maturity	80,008	83,127	71,798
SBA 504	75,556	76,802	70,446
Commercial	303,991	308,165	302,249
Residential mortgage	125,007	133,110	76,734
Consumer	62,781	62,561	58,084
Total loans	669,902	685,946	602,943
Less: Allowance for loan losses	10,307	10,326	8,650
Net loans	659,595	675,620	594,293
Premises and equipment, net	12,329	12,580	12,067
Bank Owned Life Insurance	5,835	5,780	5,622
Federal Home Loan Bank stock	4,947	4,857	4,170
Accrued interest receivable	4,328	4,712	4,131
Goodwill and other intangibles	1,570	1,574	1,585
Loan servicing asset	1,320	1,503	1,990
Other assets	8,506	7,744	5,928
Total Assets	$886,677	$898,310	$807,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$75,857	$74,090	$80,960
Interest bearing demand deposits	85,390	87,046	76,256
Savings deposits	163,606	134,875	188,628
Time deposits, under $100,000	258,890	270,275	211,739
Time deposits, $100,000 and over	119,523	140,831	84,699
Total deposits	703,266	707,117	642,282
Borrowed funds	97,000	105,000	95,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	841	805	794
Accrued expenses and other liabilities	2,580	2,120	6,437
Total Liabilities	819,152	830,507	759,978
Commitments and contingencies	-	-	-

Shareholders' equity:
Preferred stock, no par value, 500 shares authorized	18,194	18,064	-
Common stock, no par value, 12,500 shares authorized	55,179	55,179	49,600
Retained earnings	1,437	1,085	3,379
Treasury stock at cost	(4,169)	(4,169)	(4,169)
Accumulated other comprehensive loss, net of tax	(3,116)	(2,356)	(914)
Total Shareholders' Equity	67,525	67,803	47,896
Total Liabilities and Shareholders' Equity	$886,677	$898,310	$807,874

Preferred shares	21	21	-
Issued common shares	7,544	7,544	7,509
Outstanding common shares	7,119	7,119	7,084

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share data)	2009	2008
INTEREST INCOME
Fed funds sold and interest on deposits	$13	$180
Federal Home Loan Bank stock	-	100
Securities:
Available for sale	1,679	875
Held to maturity	386	437
Total securities	2,065	1,312
Loans:
SBA	1,607	2,328
SBA 504	1,231	1,450
Commercial	5,016	5,285
Residential mortgage	1,864	1,079
Consumer	794	901
Total loan interest income	10,512	11,043
Total interest income	12,590	12,635
INTEREST EXPENSE
Interest bearing demand deposits	270	366
Savings deposits	644	1,349
Time deposits	3,723	3,220
Borrowed funds and subordinated debentures	1,179	1,065
Total interest expense	5,816	6,000
Net interest income	6,774	6,635
Provision for loan losses	1,500	450
Net interest income after provision for loan losses	5,274	6,185
NONINTEREST INCOME
Service charges on deposit accounts	330	320
Service and loan fee income	252	300
Gain on sale of mortgage loans	64	21
Gain on sale of SBA loans held for sale, net	29	576
Bank owned life insurance	55	51
Net securities gains	515	70
Other income	103	117
Total noninterest income	1,348	1,455
NONINTEREST EXPENSES
Compensation and benefits	2,624	3,220
Occupancy	687	701
Processing and communications	541	570
Furniture and equipment	495	388
Deposit insurance	301	63
Professional services	246	198
Loan collection costs	198	102
Advertising	75	62
Other	388	466
Total noninterest expenses	5,555	5,770
Income before provision for income taxes	1,067	1,870
Provision for income taxes	336	626
Net income	731	1,244
Preferred stock dividends and discount accretion	379	-
Income available to common shareholders	$352	$1,244

Net income per share - Basic	$0.05	$0.18
- Diluted	$0.05	$0.17
Weighted average common shares outstanding - Basic	7,119	7,076
- Diluted	7,148	7,271

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
        Consolidated Statements of Changes in Shareholders’ Equity
   For the three months ended March 31, 2009 and 2008
              (Unaudited)

	Preferred	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(In thousands)	Stock	Shares	Amount	Earnings	Stock	Loss	Equity
Balance, December 31, 2007	$-	7,063	$49,447	$2,472	$(4,169)	$(490)	$47,260
Comprehensive income:
Net Income				1,244			1,244
Net unrealized securities losses						(68)	(68)
Net unrealized loss on cash flow hedge derivative						(356)	(356)
Total comprehensive income							820
Dividends on Common Stock ($.05 per share)				(337)			(337)
Issuance of common stock:
Stock issued, including related tax benefits		9	84				84
Stock-based compensation		12	69				69
Balance, March 31, 2008	$-	7,084	$49,600	$3,379	$(4,169)	$(914)	$47,896

						Accumulated
						Other	Total
	Preferred	Common Stock		Retained	Treasury	Comprehensive	Shareholders'
(In thousands)	Stock	Shares	Amount	Earnings	Stock	Loss	Equity
Balance, December 31, 2008	$18,064	7,119	$55,179	$1,085	$(4,169)	$(2,356)	$67,803
Comprehensive income:
Net Income				731			731
Net unrealized securities losses:
Available for sale securities						(793)	(793)
Held to maturity securities						8	8
Net unrealized gain on cash flow hedge derivative						25	25
Total comprehensive income							(29)
Accretion of Discount on Preferred Stock	130			(130)			-
Dividends on Preferred Stock (5% annually)				(249)			(249)
Issuance of common stock:
Stock issued, including related tax benefits			(48)				(48)
Stock-based compensation			48				48
Balance, March 31, 2009	$18,194	7,119	$55,179	$1,437	$(4,169)	$(3,116)	$67,525

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the three months ended
(In thousands)	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES:
Net Income	$731	$1,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	450
Net amortization of purchase premiums and discounts on securities	54	6
Depreciation and amortization	429	267
Deferred income tax benefit	(219)	(347)
Net security gains	(515)	(70)
Stock compensation expense	48	69
Gain on sale of SBA loans held for sale, net	(29)	(576)
Gain on sale of mortgage loans	(64)	(21)
Origination of mortgage loans held for sale	(438)	(1,291)
Origination of SBA loans held for sale	(1,341)	(10,499)
Proceeds from the sale of mortgage loans held for sale, net	5,246	1,312
Proceeds from the sale of SBA loans held for sale, net	867	12,083
Net change in other assets and liabilities	842	3,911
Net cash provided by operating activities	7,111	6,538
INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,036)	(2,780)
Purchases of securities available for sale	(37,412)	(21,460)
Purchases of Federal Home Loan Bank stock, at cost	(4,734)	(225)
Maturities and principal payments on securities held to maturity	1,045	1,887
Maturities and principal payments on securities available for sale	11,262	5,857
Proceeds from sales of securities available for sale	19,809	790
Proceeds from the redemption of Federal Home Loan Bank stock	4,644	450
Proceeds from the sale of other real estate owned	67	309
Net decrease (increase) in loans	10,023	(14,435)
Purchases of premises and equipment	(86)	(265)
Net cash provided by (used in) investing activities	582	(29,872)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,851)	41,014
Proceeds from new borrowings	2,000	15,000
Repayments of borrowings	(10,000)	(5,000)
Proceeds from the issuance of common stock	(48)	84
Cash dividends paid on common stock	-	(336)
Net cash (used in) provided by financing activities	(11,899)	50,762
(Decrease) increase in cash and cash equivalents	(4,206)	27,428
Cash and cash equivalents at beginning of period	34,431	36,312
Cash and cash equivalents at end of period	$30,225	$63,740

SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$5,780	$5,841
Income taxes paid	514	13
Noncash investing activities:
Transfer of loans to other real estate owned	121	470

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2009

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Stock Transactions

    The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

    The Company’s incentive and nonqualified option plans permit the Board to set vesting requirements.  Grants issued to date generally vest over 3 years and must be exercised within 10 years of the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2009, 1,520,529 shares have been reserved for issuance upon the exercise of options, 872,274 option grants are outstanding, and 572,271 option grants have been exercised, forfeited or expired, leaving 75,984 shares available for grant.

    The Company did not grant any options during the three months ended March 31, 2009.  Comparatively, 39,113 options were granted during the three months ended March 31, 2008.  The fair value of the options granted during the first quarter of 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Number of shares granted	-	39,113
Weighted average exercise price	$-	$7.61
Weighted average fair value of options	$-	$1.61
Expected life (in years)	-	3.78
Expected volatility	-%	30.92%
Risk-free interest rate	-%	2.44%
Dividend yield	-%	2.50%

    There were no options granted, exercised, forfeited or expired under the Company’s stock option plans during the three months ended March 31, 2009.  Options outstanding and options exercisable at March 31, 2009 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	872,274	$5.94	4.8	$41,187
Exercisable at March 31, 2009	687,765	$5.89	3.6	$41,187

    Statement of Financial Accounting Standards No. 123R, Share Based Payment ("Statement 123R") requires that the fair value of equity awards be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $31 thousand and $30 thousand for the three months ended March 31, 2009 and 2008, respectively.  The related income tax benefit was approximately $13 thousand for each of the three months ended March 31, 2009 and 2008.  As of March 31, 2009, there was approximately $269 thousand of unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

    There were no options exercised during the three months ended March 31, 2009 and 2008; consequently, no intrinsic value was realized.

Restricted Stock Awards

    Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  There were no restricted stock awards granted during the three months ended March 31, 2009, while 11,550 shares were granted during the three months ended March 31, 2008 with an average grant date fair value of $7.60.

    Compensation expense related to the restricted stock awards totaled $17 thousand and $39 thousand for the three months ended March 31, 2009 and 2008, respectively.    As of March 31, 2009 there was approximately $273 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company's stock incentive plans.  The cost is expected to be recognized over a weighted average period of 2.0 years.

    As of March 31, 2009, 121,551 shares of restricted stock were reserved for issuance, of which 44,508 shares are available for grant.

   The following table summarizes nonvested restricted stock award activity for the three months ended March 31, 2009:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	50,424	$9.76
Granted	-	-
Vested	(14,368)	11.43
Forfeited	-	-
Nonvested restricted stock at March 31, 2009	36,056	$9.09

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of March 31, 2009, all of the Company's derivative instruments qualified as hedging instruments.

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

    The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructuring and nonaccrual loans.  Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan’s effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

    Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.

    The Company originates loans to customers under an SBA program that generally provides for SBA guarantees up to 90 percent of each loan.  The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing.  The premium received on the sale of the guaranteed portion of SBA loans and the present value of future cash flows of the servicing asset are recognized in income. The nonguaranteed portion is generally held in the portfolio.  During the third quarter of 2007, the Company announced its strategy to retain more SBA loans in its portfolio due to lower premiums on sales.

    Serviced loans sold to others are not included in the accompanying consolidated balance sheets.  Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing asset.

    For additional information see the section titled "Loan Portfolio" under Item 2.  Management's Discussion and Analysis.

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

    For additional information see the section titled "Allowance for Loan Losses" under Item 2.  Management's Discussion and Analysis.

NOTE 2. Litigation

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

NOTE 3. Earnings per share

    The following is a reconciliation of the calculation of basic and diluted earnings per share.  Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income  per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.  Diluted earnings per share also considers certain other variables as required by SFAS 123(R).

	Three Months ended March 31,
(In thousands, except per share data)	2009	2008
Net income	$731	$1,244
Less: Preferred stock dividends and discount accretion	379	-
Income available to common shareholders	352	1,244
Weighted-average common shares outstanding	7,119	7,076
Plus: Potential dilutive common stock	29	195
Diluted average common shares outstanding	7,148	7,271
Net income per common share:
Basic	$0.05	$0.18
Diluted	0.05	0.17

NOTE 4. Income Taxes

    The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three month periods ended March 31, 2009 and 2008.  The Company does not have an accrual for uncertain tax positions as of March 31, 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 5. Other Comprehensive Income (Loss)
(In thousands)

Net unrealized security losses	Pre-tax	Tax	After-tax

Balance at December 31, 2007			$(476)
Unrealized holding loss on securities arising during the period	$(40)	$(18)	(22)
Less: Reclassification adjustment for gains included in net income	70	24	46
Net unrealized loss on securities arising during the period	(110)	(42)	(68)
Balance at March 31, 2008			$(544)

Balance at December 31, 2008			$(1,728)
Unrealized holding loss on securities arising during the period	$(756)	$(313)	(443)
Less: Reclassification adjustment for gains included in net income	515	173	342
Net unrealized loss on securities arising during the period	(1,271)	(486)	(785)
Balance at March 31, 2009			$(2,513)

Net unrealized losses on cash flow hedges	Pre-tax	Tax	After-tax

Balance at December 31, 2007			$(14)
Unrealized holding loss arising during the period	$(574)	$(218)	(356)
Balance at March 31, 2008			(370)

Balance at December 31, 2008			$(628)
Unrealized holding loss arising during the period	$40	$15	25
Balance at March 31, 2009			$(603)

    Two securities with a market value of $1.9 million were transferred from the available for sale category to held to maturity during the third quarter of 2008, consistent with the Company’s intent and ability to hold these securities until maturity.  Unrealized losses at the date of transfer amounted to $1.1 million and continue to be reported in accumulated other comprehensive income, with amortization over the estimated remaining life of the securities.  During the three months ended March 31, 2009, $8 thousand of this unrealized loss was amortized.

NOTE 6.  Fair Value

    Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

    The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis.  SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.  We have presently elected not to report any of our existing financial assets or liabilities at fair value and consequently did not have any adoption related adjustments.

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

    Level 1 Inputs
●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
 Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

    Level 2 Inputs

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities.
●
 Inputs other than quoted prices that are obserbable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or "market corroborated inputs."

●	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

    Level 3 Inputs
●	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
●
 These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value on a Recurring Basis
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

SBA Servicing Rights –
    SBA servicing rights do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing rights as of March 31, 2009 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18 CPR, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing rights are classified as Level 3 assets.

Interest rate swap agreements -
    Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of Level 1 markets.  These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets or liabilities in order to arrive at a fair value.  The fair values of our interest swaps are measured based on the difference between the yield on the existing swaps and the yield on current swaps in the market (i.e. The Yield Book); consequently, they are classified as Level 2 instruments.

    There were no changes in the inputs or methodologies used to determine fair value during the quarter ended March 31, 2009 as compared to the quarters ended December 31, 2008 and March 31, 2008.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$4,759	$-	$4,759
State and political subdivisions	-	2,759	-	2,759
Residential mortgage-backed securities	-	114,429	-	114,429
Commercial mortgage-backed securities	-	-	-	-
Collateralized debt obligations	-	340	-	340
Other equities	8	578	-	586
Total securities available for sale	8	122,865	-	122,873
SBA servicing assets	-	-	1,320	1,320
Total	8	122,865	1,320	124,193

Financial Liabilities:
Interest rate swap agreements	-	974	-	974
Total	$-	$974	$-	$974

	As of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$4,156	$-	$4,156
State and political subdivisions	-	2,718	-	2,718
Residential mortgage-backed securities	38,899	70,680	-	109,579
Commercial mortgage-backed securities	-	-	-	-
Collateralized debt obligations	-	318	-	318
Other equities	16	561	-	577
Total securities available for sale	38,915	78,433	-	117,348
SBA servicing assets	-	-	1,503	1,503
Total	38,915	78,433	1,503	118,851

Financial Liabilities:
Interest rate swap agreements	-	1,013	-	1,013
Total	$-	$1,013	$-	$1,013

    The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and 2008 are summarized as follows:

As of March 31, 2009
(In thousands)	SBA Servicing Asset
Beginning balance December 31, 2008	$1,503
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(183)
Transfers in and/or out of Level 3	-
Ending balance March 31, 2009	$1,320

	As of March 31, 2008
(In thousands)	Securities Available for Sale	SBA Servicing Asset
Beginning balance December 31, 2007	$2,711	$2,056
Total net gains (losses) included in:
Net income	-	-
Other comprehensive income	(374)	-
Purchases, sales, issuances and settlements, net	-	(66)
Transfers in and/or out of Level 3	-	-
Ending balance March 31, 2008	$2,337	$1,990

There were no gains and losses (realized and unrealized) included in earnings for assets and liabilities held at March 31, 2009 or March 31, 2008.

Fair Value on a Nonrecurring Basis

    Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS 157 hierarchy (as described above) as of March 31, 2009 and December 31, 2008.

As of March 31, 2009 (In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Gain during 3 months ended March 31, 2009
Financial Assets:
SBA loans held for sale	$-	$23,213	$-	$23,213	$-
Other real estate owned ("OREO")	-	-	763	763	-
Impaired loans	$-	$-	$19,241	$19,241	$370

As of December 31, 2008 (In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Loss during 12 months ended December 31, 2008
Financial Assets:
SBA loans held for sale	$-	$22,733	$-	$22,733	$-
Other real estate owned ("OREO")	-	-	710	710	-
Impaired loans	$-	$-	$15,105	$15,105	$643

SBA Loans – Held for Sale -
    The fair value of SBA loans held for sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

OREO -
    The fair value was determined using appraisals, which may be discounted based on management's review and changes in market conditions (Level 3 Inputs).

Impaired Loans -
    The fair value of impaired collateral dependent loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at March 31, 2009 was $645 thousand as compared to $385 thousand at March 31, 2008.  During the three months ended March 31, 2009, the valuation allowance for impaired loans decreased $370 thousand from $1.0 million at December 31, 2008.  During the three months ended March 31, 2008, the valuation allowance for impaired loans increased $13 thousand from $372 thousand at December 31, 2007.

Fair Value of Financial Instruments (SFAS 107 Disclosure)

    SFAS 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the Company did not elect the fair value option. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.   The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value.

Cash and Federal Funds Sold
    For these short-term instruments, the carrying value is a reasonable estimate of fair value.

Securities
    The fair value of securities is determined in the manner previously discussed above.

Loans
    The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the credit, collateral and interest rate risk inherent in the loan, except for previously discussed impaired loans.

Federal Home Loan Bank Stock
    Federal Home Loan Bank stock is carried at cost.

Deposit Liabilities
    The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using current market rates.

Borrowed Funds & Subordinated Debentures
    The fair value of borrowings is estimated by discounting the projected future cash flows using current market rates.

Accrued Interest
    The carrying amounts of accrued interest approximate fair value.

Standby Letters of Credit
    At March 31, 2009, the Bank had standby letters of credit outstanding of $6.5 million, as compared to $4.5 million at December 31, 2008.  The fair value of these commitments is nominal.

    The table below presents the estimated fair values of the Company’s financial instruments as of March 31, 2009 and December 31, 2008:
	March 31, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and Federal funds sold	$30,225	$30,225	$34,431	$34,431
Securities available for sale	122,873	122,873	117,348	117,348
Securities held to maturity	35,149	33,313	32,161	30,088
Loans, net of allowance for possible loan losses	659,595	670,048	675,620	696,966
Federal Home Loan Bank stock	4,947	4,947	4,857	4,857
SBA servicing assets	1,320	1,320	1,503	1,503
Accrued interest receivable	4,328	4,328	4,712	4,712
Financial liabilities:
Deposits	703,266	699,384	707,117	706,475
Borrowed funds and subordinated debentures	112,465	120,091	120,465	130,217
Accrued interest payable	841	841	805	805
Interest rate swap agreements	974	974	1,013	1,013

Note 7. Securities

   The following table provides the major components of securities available for sale and held to maturity at amortized cost and estimated fair value at March 31, 2009 and December 31, 2008:

	March 31, 2009				December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
US Government sponsored entities	$4,729	$37	$(7)	$4,759	$4,132	$27	$(3)	$4,156
State and political subdivisions	2,946	5	(192)	2,759	2,946	-	(228)	2,718
Residential mortgage-backed securities	115,838	1,028	(2,437)	114,429	109,630	992	(1,043)	109,579
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	975	-	(635)	340	975	-	(657)	318
Other equities	638	7	(59)	586	639	-	(62)	577
Total securities available for sale	$125,126	$1,077	$(3,330)	$122,873	$118,322	$1,019	$(1,993)	$117,348
Securities held to maturity:
US Government sponsored entities	$2,000	$114	$-	$2,114	$2,000	$119	$-	$2,119
State and political subdivisions	3,157	-	(223)	2,934	3,157	-	(251)	2,906
Residential mortgage-backed securities	26,640	318	(747)	26,211	25,450	193	(880)	24,763
Commercial mortgage-backed securities	1,798	14	-	1,812	-	-	-	-
Collateralized debt obligations	1,554	-	(1,312)	242	1,554	-	(1,254)	300
Total securities held to maturity	$35,149	$446	$(2,282)	$33,313	$32,161	$312	$(2,385)	$30,088

    The table below provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2009 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$-	-%	$2,712	2.74%	$2,047	5.10%	$4,759	3.74%
State and political subdivisions	-	-	-	-	-	-	2,759	3.91	2,759	3.91
Residential mortgage-backed securities	-	-	2,376	3.67	19,077	4.31	92,976	4.80	114,429	4.71
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-	-	-
Collateralized debt obligations	-	-	-	-	-	-	340	2.10	340	2.10
Other equities	-	-	-	-	-	-	586	0.57	586	0.57
Total securities available for sale	$-	-%	$2,376	3.67%	$21,789	4.12%	$98,708	4.74%	$122,873	4.65%
Held to maturity at cost:
US Government sponsored entities	$-	-%	$2,000	5.00%	$-	-%	$-	-%	$2,000	5.00%
State and political subdivisions	-	-	-	-	-	-	3,157	4.46	3,157	4.46
Residential mortgage-backed securities	-	-	1,664	4.48	6,720	4.81	18,256	5.31	26,640	5.14
Commercial mortgage-backed securities	-	-	-	-	-	-	1,798	5.59	1,798	5.59
Collateralized debt obligations	-	-	-	-	-	-	1,554	5.73	1,554	5.73
Total securities held to maturity	$-	-%	$3,664	4.76%	$6,720	4.81%	$24,765	4.84%	$35,149	4.83%

    In the three months ended March 31, 2009 and 2008, gross realized gains on sales of securities amounted to $515 thousand and $70 thousand, respectively.  There were no gross realized losses during either period. The net of these amounts is included in noninterest income in the Consolidated Statements of Income as securities gains.  There were no other-than-temporary impairment (“OTTI”) charges included in either of these periods.

    The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008 are as follows:

	Less than 12 months		Greater than 12 months		Total
(In thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2009
U.S. Government sponsored entities	$709	$(7)	$11	$-	$720	$(7)
State and political subdivisions	4,275	(374)	635	(40)	4,910	(415)
Residential mortgage-backed securities	36,312	(1,509)	15,634	(1,675)	52,245	(3,184)
Commercial mortgage-backed securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	590	(1,947)	590	(1,947)
Other equities	-	-	566	(59)	566	(59)
Total temporarily impaired investments	$41,596	$(1,891)	$17,435	$(3,721)	$59,031	$(5,612)

December 31, 2008
U.S. Government sponsored entities	$2,110	$(3)	$11	$-	$2,121	$(3)
State and political subdivisions	5,624	(479)	-	-	5,624	(479)
Residential mortgage-backed securities	32,113	(1,024)	11,668	(899)	43,781	(1,923)
Commercial mortgage-backed securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	618	(1,911)	618	(1,911)
Other equities	82	(34)	472	(28)	554	(62)
Total temporarily impaired investments	$39,929	$(1,540)	$12,769	$(2,838)	$52,698	$(4,378)

    Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of March 31, 2009, the number of securities in an unrealized loss position in each category was as follows: three securities of U.S. Government sponsored entities, eight state and political subdivision securities, thirty-seven mortgage-backed securities, one corporate debt security, and four other equity securities.  The unrealized losses in each of these categories are discussed in the paragraphs that follow.

    U.S. Government sponsored entities and state and political subdivision securities:  The unrealized losses on investments in securities were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

    Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

    Corporate debt securities:  The unrealized losses on corporate debt securities were caused by increases in interest rate spreads.  The contractual terms of the bonds do not allow the securities to be settled at a price less than the par value of the investments.  The decline in face value is attributed to changes in interest rates and the current liquidity in the credit markets and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

    Other equity securities:  Included in this category is stock of other financial institutions.  The unrealized losses on other equity securities are caused by decreases in the market prices of the shares.  The Company has the ability and intent to hold these shares until a market price recovery; therefore these investments are not considered other-than-temporarily impaired.

Note 8.  New Accounting Pronouncements

   On January 1, 2009, FASB Staff Position (“FSP”) EITF 03-6-1, Share Based Payments and Earnings Per Share (“EPS”) became effective.  According to the FSP EITF, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under Financial Accounting Standards ("FAS") No. 128.   As such they should be included in the computation of basic EPS using the two class method.  At March 31, 2009 the Company had 36,056 shares of nonvested restricted stock which were considered participating securities under FAS No. 128.  Adoption of this FSP did not have a material effect on the Company's EPS calculation.

In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:
·	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

·	FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments

·	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (SEC), and the recent hearings held by the U.S. House of Representatives on mark-to-market accounting.  Each of these accounting standards  is effective for interim periods ending after June 15, 2009, and is to be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company has adopted each of these FSPs effective January 1, 2009.  There were no adoption related adjustments. Adoption of these FSPs did not have a material effect on the Company's financial position.

FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly -

    FSP FAS 157-4 provides additional guidance on:  a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b).  This FSP requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.

FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments -

    FSP FAS 115-2 clarifies the interaction of factors that should be considered when determining whether a debt security is other-than-temporarily impaired (“OTTI”).  For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  If OTTI exists, but the entity does not intend to sell the security, then the OTTI adjustment is separated into the credit-related impairment portion which is charged to earnings and the other impairment portion which is recognized in other comprehensive income.  This FSP also expands and increases the frequency of certain OTTI related disclosures.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments -

    FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2008 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Report on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

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

Earnings Summary

     The last three months of 2008 were a period of unprecedented financial, credit and capital market stress.  Factors such as lack of liquidity in the credit markets, financial institution failures, continued fall-out from the subprime mortgage crisis, asset “fair market” value write-downs, capital adequacy and credit quality concerns resulted in a lack of confidence by the markets in the financial industry.  Consumer sentiment remained low and consumer spending contracted due to concerns over employment, housing and stock market values.

    The plight of the financial, credit and capital markets carried over into the first quarter of 2009 and will likely exist throughout the remainder of the year.  Corporate layoffs, hiring freezes and bankruptcies persist and capital spending plans have been postponed.  Consumer confidence remains low as individual's uncertainties regarding the labor market have re-prioritzed their spending habits and have curbed discretionary spending.  The financial sector continues to trade at a discount to book value due to credit concerns and negative publicity by the news media.  Secondary markets for many types of financial assets, including the guaranteed portion of SBA loans, remain very restrictive. In addition, during the quarter, the FDIC announced it would be assessing a special one-time fee on all FDIC insured institutions to help recapitalize its depleted reserve fund.  Despite this challenging operating environment, the Company believes that it is well-positioned.

  Our performance during the first quarter of 2009 included the following accomplishments:
●	Total assets exceeded $887 million,
●	Continued market share expansion as total loans increased 11.1 percent from one year ago,
●	Total deposits increased 9.5 percent from one year ago,
●	The Company remained well-capitalized, and
●	The Company remained profitable, albeit at a reduced level of profitability.

    For the three months ended March 31, 2009, the Company reported net income of $731 thousand, a decrease of $513 thousand from net income of $1.2 million reported for the same period of 2008.  Net income available to common shareholders, which includes the impact of dividends and accretion of discount on the Company's outstanding preferred stock, was $352 thousand for the three months ended March 31, 2009.  The Company had no outstanding preferred stock in the first quarter of 2008.  The earnings per share and return on average common equity ratios shown below are calculated on net income available to common shareholders.

	Three Months ended March 30,
(In thousands, except per share data)	2009	2008
Net Income per Common share:
Basic	$0.05	$0.18
Diluted	0.05	0.17
Return on average assets	0.33%	0.65%
Return on average common equity	2.90%	10.50%
Efficiency ratio	73.02%	71.95%

    Our results reflect:
●	Increased net interest income from growth in earning assets and a lower cost of funds,
●	An increased provision for loan losses in response to increased credit risk due to continued weakness in the economy,
●	A lower level of noninterest income due to significantly reduced net gains on SBA loan sales, and
●	Lower operating expenses related to the closure of our SBA loan production offices, partially offset by substantial hikes in FDIC insurance assessment rates.

Net Interest Income

    The primary source of income for the Company is net interest income, the difference between the interest earned on earning assets such as investments and loans, and the interest paid on deposits and borrowings.  Factors that impact the Company’s net interest income include the interest rate environment, the volume and mix of interest-earning assets and interest-bearing liabilities, and the competitive nature of the Company’s market place.

    Since March 31, 2008, the Federal Open Market Committee has lowered interest rates 200 basis points in an attempt to stimulate economic activity.  These actions have resulted in a Fed Funds target rate of 0.25 percent and a Prime rate of 3.25 percent.  These interest rate levels in turn have generated lower yields on earning assets as well as lower funding costs for financial institutions.

    For the three months ended March 31, 2009, tax-equivalent interest income decreased $65 thousand or 0.5 percent to $12.6 million.  This decrease was driven by the lower average yield on these assets despite a higher volume of interest-earning assets:
  Of the $65 thousand decrease in interest income on a tax-equivalent basis, $2.0 million can be attributed to the reduced yields on the interest-earning assets, partially offset by a $1.9 million increase due to a higher volume of earning assets.
  The yield on interest-earning assets decreased 106 basis points to 5.87 percent for the quarter-ended March 31, 2009 due to the lower overall interest rate environment compared to 2008.  Yields on all loan products fell with the SBA, SBA 504, and consumer loan portfolios repricing 332, 135, and 112 basis points lower, respectively.
  The average volume of interest-earning assets increased $132.0 million to $866.8 million in the first three months of 2009 compared to $734.8 million in 2008. This was due primarily to a $75.5 million increase in average loans across all product lines and a $67.4 million increase in average securities.  As loan demand began to subside with the economic downturn, excess liquidity was invested in the securities portfolio as a favorable alternative to federal funds sold.
    Total interest expense was $5.8 million for the first three months of 2009, a decrease of $184 thousand or 3.1 percent compared to the comparable period in 2008.  This decrease was driven by the lower overall interest rate environment in 2009 despite the shift in deposit mix toward higher priced products:
  Of the $184 thousand decrease in interest expense in the first quarter of 2009, $1.4 million was attributed to a decrease in the rates paid on interest-bearing liabilities, partially offset by a $1.2 million increase due to a higher volume of these liabilities.
  The average cost of interest-bearing liabilities decreased 63 basis points to 3.10 percent, primarily due to the repricing of deposits and borrowings in a lower interest rate environment.  The cost of interest-bearing deposits decreased 61 basis points to 3.03 percent in 2009 as all product lines repriced lower.  The cost of borrowed funds and subordinated debentures decreased 89 basis points to 3.36 percent due to the use of low cost overnight line of credit funding.
  Interest-bearing liabilities averaged $762.0 million in the first quarter of 2009, an increase of $115.1 million, or 17.8 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of increases in time deposits, interest-bearing demand deposits and borrowed funds, offset in part by a decline in savings deposits.  Average borrowed funds and subordinated debentures increased $41.3 million to $142.1 million in 2009 compared to $100.9 million in 2008 as these funding sources provided favorable pricing compared to alternative sources of funds as market rates began to fall.
  The lower costs of funding were offset somewhat by the shift in the mix of deposits from lower cost savings deposits to higher cost time deposits. Our deposit concentration shifted from 35 percent savings and 51 percent time deposits at March 31, 2008 to 24 percent savings and 63 percent time at March 31, 2009.
    During the quarter-ended March 31, 2009, tax-equivalent net interest income increased $119 thousand or 1.8 percent to $6.8 million.  Net interest margin decreased 50 basis points to 3.14 percent for 2009 compared to 3.64 percent in 2008.  The net interest spread was 2.77 percent, a 43 basis point decrease from 3.20 percent in 2008.  The net interest margin and net interest spread are expected to expand in 2009 as higher cost time deposits reprice in the current low rate environment.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$10,324	$13	0.51%	$22,925	$180	3.16%
Federal Home Loan Bank stock	5,936	-	-	4,174	100	9.64
Securities:
Available for sale	138,302	1,692	4.89	70,757	908	5.13
Held to maturity	33,984	404	4.76	34,147	455	5.33
Total securities (a)	172,286	2,096	4.87	104,904	1,363	5.20
Loans, net of unearned discount:
SBA	105,044	1,607	6.12	98,614	2,328	9.44
SBA 504	76,882	1,231	6.49	74,345	1,450	7.84
Commercial	305,148	5,016	6.67	297,998	5,285	7.13
Residential mortgage	129,045	1,864	5.78	74,341	1,079	5.81
Consumer	62,148	794	5.18	57,482	901	6.30
Total loans (a),(b)	678,267	10,512	6.26	602,780	11,043	7.36
Total interest-earning assets	866,813	12,621	5.87	734,783	12,686	6.93
Noninterest-earning assets:
Cash and due from banks	19,627			14,991
Allowance for loan losses	(10,939)			(8,690)
Other assets	33,179			30,304
Total noninterest-earning assets	41,867			36,605
Total Assets	$908,680			$771,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$85,064	270	1.29	$78,999	366	1.86
Savings deposits	147,260	644	1.77	190,574	1,349	2.85
Time deposits	387,554	3,723	3.90	276,426	3,220	4.69
Total interest-bearing deposits	619,878	4,637	3.03	545,999	4,935	3.64
Borrowed funds and subordinated debentures	142,109	1,179	3.36	100,850	1,065	4.25
Total interest-bearing liabilities	761,987	5,816	3.10	646,849	6,000	3.73
Noninterest-bearing liabilities:
Demand deposits	75,546			74,709
Other liabilities	3,879			2,191
Total noninterest-bearing liabilities	79,425			76,900
Shareholders' equity	67,268			47,639
Total Liabilities and Shareholders' Equity	$908,680			$771,388

Net interest spread		6,805	2.77%		6,686	3.20%
Tax-equivalent basis adjustment		(31)			(51)
Net interest income		$6,774			$6,635
Net interest margin			3.14%			3.64%

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

Rate Volume Table	Amount of Increase (Decrease)
(In thousands)	Three months ended March 31, 2009
	versus March 31, 2008
	Due to change in:
	Volume	Rate	Total
Interest Income
SBA	$143	$(864)	$(721)
SBA 504	47	(266)	(219)
Commercial	111	(380)	(269)
Residential mortgage	791	(6)	785
Consumer	66	(173)	(107)
Total Loans	1,158	(1,689)	(531)

Available for sale securities	828	(44)	784
Held to maturity securities	(2)	(49)	(51)
Federal funds sold and interest-bearing deposits	(66)	(101)	(167)
Federal Home Loan Bank stock	29	(129)	(100)
Total interest-earning assets	$1,947	$(2,012)	$(65)

Interest Expense
Interest-bearing checking	$25	$(121)	$(96)
Savings deposit	(263)	(442)	(705)
Time deposits	1,113	(610)	503
Total interest-bearing deposits	875	(1,173)	(298)
Borrowings	372	(258)	114
Total interest-bearing liabilities	1,247	(1,431)	(184)
Tax equivalent net interest income	$700	$(581)	$119
Tax equivalent adjustment			20
Increase in net interest income			$139

Provision for Loan Losses

    The provision for loan losses was $1.5 million for the three months ended March 31, 2009, an increase of $1.0 million, compared to a provision of $450 thousand for the same period a year ago.  This increase is directly related to the increase in nonperforming loans and net charge-offs experienced as a result of the continued weakness in the economy both nationally and in our trade area.

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

Noninterest Income

    Historically, Unity has had a strong source of noninterest income in the form of gains on the sale of SBA loans.  However, during 2008, pricing in the secondary market for SBA loans began to deteriorate in response to the credit crisis.  Consequently, as a result of the economic conditions, Unity elected to cease offering SBA loans as a line of business, and closed its SBA loan production offices outside of its New York, New Jersey and Pennsylvania primary trade areas. Unity will continue to offer these products in its trade area as an additional credit product for banking customers.  This decision resulted in lower levels of noninterest income during the first quarter of 2009 and will likely reduce noninterest income for the foreseeable future.

   Noninterest income was $1.3 million for the three months ended March 31, 2009, a decrease of $107 thousand or 7.4 percent compared with the same period in 2008.  The components of noninterest income are as follows:

	For the three months ended March 31,
(In thousands)	2009	2008	Percent Change
Service charges on deposit accounts	$330	$320	3.1%
Service and loan fee income	252	300	(16.0)
Gain on sale of mortgage loans	64	21	204.8
Gain on sale of SBA loans held for sale, net	29	576	(95.0)
Bank owned life insurance	55	51	7.8
Net securities gains	515	70	NM
Other income	103	117	(12.0)
Total noninterest income	$1,348	$1,455	(7.4)%
NM = Not meaningful

    Service charges on deposit accounts increased 3.1 percent for the three months ended March 31, 2009, when compared to the same period a year ago due to slight increases in overdraft fees and commercial analysis fees.

    Service and loan fee income decreased $48 thousand for the three month period ended March 31, 2009 when compared to the same period a year ago.  The decrease in loan and servicing fees quarter over quarter was the result of lower levels of loan processing fee income and loan prepayment fees, partially offset by increased levels of letter of credit fees.

    Net gains on mortgage loan sales increased $43 thousand to $64 thousand for the quarter-ended March 31, 2009 due to an increased volume of loans sold.  Mortgage loan sales totaled $5.2 million for the three months ended March 31, 2009 compared to $1.3 million for the prior year's period.

    Net gains on SBA loan sales decreased significantly to $29 thousand for the quarter compared to $576 thousand for the three months ended March 31, 2008, as a result of a substantially lower volume of loans sold and lower premiums on these sales due to market conditions.  SBA loan sales totaled $838 thousand for the three months ended March 31, 2009, compared to $12.1 million for three months ended March 30, 2008.  Management believes that net gains on SBA loans will remain at this lower level for the foreseeable future.

    Bank owned life insurance income totaled $55 thousand and $51 thousand for the three months ended March 31, 2009 and 2008, respectively.

    Net security gains of $515 thousand were realized during the current quarter, compared to $70 thousand during the prior period.  The gains during the current quarter were the result of the sale of approximately $20 million of fixed income securities.

    Other noninterest income decreased $14 thousand  for the three months ended March 31, 2009 compared to the prior year, due to lower loan referral fees and annuity commissions.

Noninterest Expense

    In response to the challenging economic environment which began in 2008, the Company took several steps to reduce its operating expenses.  The primary cost reduction mechanism was the significant reduction in staffing related to closing our SBA loan production offices outside of our primary trade areas in the fourth quarter of 2008.   The effect of this reduction in head-count may be seen in the 18.5 percent decrease in compensation and benefits expense quarter over quarter.   Unfortunately, this and other cost cutting strategies were partially offset by the large increase in FDIC insurance premiums during the quarter.  Total noninterest expense decreased $215 thousand or 3.7 percent to $5.6 million for the three months ended March 31, 2009 compared to a year ago.   The components of noninterest expense are detailed below:

	For the three months ended March 31,
(In thousands)	2009	2008	Percent Change
Compensation and benefits	$2,624	$3,220	(18.5	) %
Occupancy	687	701	(2.0)
Processing and communications	541	570	(5.1)
Furniture and equipment	495	388	27.6
Deposit insurance	301	63	377.8
Professional services	246	198	24.2
Loan collection costs	198	102	94.1
Advertising	75	62	21.0
Other	388	466	(16.7)
Total noninterest expense	$5,555	$5,770	(3.7	) %

    Compensation and benefits expense, the largest component of noninterest expense, decreased $596 thousand for the three months ended March 31, 2009 compared to the same period a year ago.  The decrease in compensation and benefits expense was a result of the fourth quarter 2008 staffing reductions undertaken at our SBA loan production offices.  Full-time equivalent employees fell to 162 at March 31, 2009, compared to 188 at March 31, 2008.

    Occupancy expense decreased $14 thousand for the three months ended March 31, 2009 compared to the same period a year ago due to reduced lease and leasehold improvement related expenses due to the closure of our Bridgewater, NJ location during the second quarter 2008.

    Processing and communications expense decreased $29 thousand for the three months ended  March 31, 2009 compared to the same period a year ago.  This was the result of cost savings initiatives put in place over the last twelve months in telephone and data procesing line costs, partially offset by increased data processing expenses.

    Furniture and equipment expense increased $107 thousand for the three months ended March 31, 2009, compared to the same period a year ago due to depreciation expenses on new equipment and software, and software maintenance expenses.

       Deposit insurance expense increased $238 thousand for the three months ended March 31, 2009 due to increased assessment rates.  In response to the impact of the current economic environment on the banking industry, the FDIC has significantly increased the deposit insurance assessment rates on all banks.  In addition, the FDIC announced a special one-time assessment during the quarter which is needed to recapitalize the reserve fund.  The assessment rate has not been finalized but may range anywhere from an additional 6 to 20 basis points depending upon whether certain legislation is adopted.  The special assessment may have a material impact on the Company's second or third quarter earnings.

    Professional services increased $48 thousand for the three months ended March 31, 2009, compared to the same period a year ago.  Higher consulting, legal and audit fees attributed to the quarter over quarter increase.

    Loan collection costs increased $96 thousand for the three months ended March 31, 2009, compared to the same period a year ago.  Quarter over quarter increases were due to higher collection expenses associated with delinquent loans.

    Advertising expense increased $13 thousand for the three months ending March 31, 2009 due to deposit promotions being run during this period.

    Other operating expenses decreased $78 thousand for the quarter compared to the prior year due to lower employee travel and recruitment fees, office supply expense and loan commitment reserve funding expenses.

Income Tax Expense

    For the quarter ended March 31, 2009, the Company recorded a $336 thousand tax provision, compared to a tax provision of $626 thousand for the same period a year ago.  The current 2009 tax provision represents an effective tax rate of approximately 31.5 percent as compared to 33.5 percent for the prior year.  Management anticipates an effective rate of approximately 31.5 percent for the remainder of 2009.

Financial Condition at March 31, 2009

    Total assets at March 31, 2009 were $886.7 million compared to $898.3 million at year-end 2008 and $807.8 million a year ago .  Compared to year-end 2008, total assets decreased primarily due to loan sales and limited new loan volume.  Compared to a March 31, 2008 total assets increased primarily due to increases in all loan categories during 2008 funded primarily by time deposits.

Securities

    The Company’s securities portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) investments. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

    AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of U.S. Government sponsored agencies, obligations of state and political subdivisions, mortgage-backed securities, corporate bonds and equity securities. AFS securities totaled $122.9 million at March 31, 2009, an increase of $5.5 million or 4.7 percent, compared to $117.3 million at December 31, 2008.   This net increase was the result of the following:
  $37.4 million in purchases.  During the first quarter of 2009, the Company took advantage of favorable credit spreads and purchased primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”),
  $11.3 million of principal pay downs,
  $19.3 million in sales.  Sales consisted of fixed rate mortgage-backed securities and resulted in gains on sales of $515 thousand.
  $1.3 million depreciation in the market value of the portfolio.  At March 31, 2009, the portfolio had a net unrealized loss of $2.3 million, compared to a net unrealized loss of $974 thousand at the year-end 2008. These unrealized gains and losses are reflected net of tax in shareholders’ equity as other comprehensive loss.
    At March 31, 2009, available for sale securities included three callable FHLMC perpetual preferred securities with a total book value of $13 thousand.  These securities were initially classified as other-than-temporarily impaired ("OTTI") in December 2007, at which time a $607 thousand impairment charge was taken, due to declines in the market value of the securities and the uncertainty that they would recover their book value.  During 2008, additional OTTI charges of approximately $1.2 million were taken on these securities due to further declines in market value and the eventual placement of FHLMC into conservatorship.  In addition, the Company sold approximately $2.1 million in book value of these securities during 2008, resulting in a pretax loss of approximately $469 thousand.

    At March 31, 2009, the Company’s available for sale portfolio included one bank trust preferred security with a book value of $975 thousand and a market value of $340 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At March 31, 2009, the Company had not taken any OTTI adjustments on this security. Management will continue to monitor the performance of this security and others for impairment as circumstances warrant. Changes in the credit worthiness of the underlying issuers may result in OTTI charges and realized losses in the future.

    The average balance of securities available for sale amounted to $138.3 million for the three-months ended March 31, 2009, compared to $70.8 million for the same period a year ago. The average yield earned on the available for sale portfolio decreased 24 basis points to 4.89 percent for the three-months ended March 31, 2009, compared to 5.13 percent for the same period a year ago. The weighted average life of the AFS portfolio was 4.03 years and the effective duration of the portfolio was 2.38 years at March 31, 2009, compared to 3.52 years and 2.12 years, respectively, at December 31, 2008.

    HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of U.S. Government sponsored agencies, obligations of state and political subdivisions, mortgage-backed securities and corporate bonds.  HTM securities were $35.1 million at March 31, 2009, an increase of $3.0 million or 9.3 percent, from year-end 2008.  This net increase was the result of $4.0 million in purchases, partially offset by $1.0 million in principal pay downs.

    As of March 31, 2009 and December 31, 2008, the market value of held to maturity securities was $33.3 million and $30.1 million, respectively. The average balance of securities held to maturity amounted to $34.0 million for the three-months ended March 31, 2009, compared to $34.1 million for the same period a year ago. The average yield earned on held to maturity securities decreased 57 basis points to 4.76 percent for the three-months ended March 31, 2009, compared to 5.33 percent for the same period a year ago. The weighted average life of the HTM portfolio was 5.35 years and the effective duration of the portfolio was 3.74 years at March 31, 2009, compared to 6.45 years and 3.71 years, respectively at December 31, 2008.

    At March 31, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities with an aggregate book value of $1.6 million and a market value of $250 thousand. The Company monitors the credit worthiness of the underlying issuers of these securities quarterly. The Company will continue to monitor the performance of these securities and others for impairment as circumstances warrant. Changes in the credit worthiness of the underlying issuers may result in OTTI charges and realized losses in the future.

    Approximately 81 percent of the total investment portfolio had a fixed rate of interest at March 31, 2009.

    Securities with a carrying value of $101.6 million and $69.9 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in pledged securities is $2.8 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

    The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of Small Business Administration (“SBA”), SBA 504, commercial, residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

    Total loans decreased $16.0 million or 2.3 percent to $669.9 million at March 31, 2009, compared to $685.9 million at year-end 2008 due to declines in all loan product lines except for consumer loans, which remained relatively flat.  The decline is a direct result of the economic downturn and low consumer and business confidence levels, and reflects the impact of loans sales and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve. In general, banks are lending less because consumers and businesses are demanding less.

    The following table sets forth the loan portfolio concentration by major category:

	March 31, 2009	December 31, 2008
SBA Loans	15.3%	15.3%
SBA 504 Loans	11.3	11.2
Commercial Loans	45.4	44.9
Mortgage Loans	18.7	19.5
Consumer Loans	9.4	9.1

    Average loans increased $75.5 million or 12.5 percent from $602.8 million for the three-months ended March 31, 2008, to $678.3 million for the same period in 2009.  The increase in average loans was due to growth in all segments of the portfolio, the largest increase being residential mortgages of $54.7 million. The yield on the loan portfolio fell 110 basis points to 6.26 percent for the three-months ended March 31, 2009, compared to 7.36 percent for the same period in 2008. This reduced yield throughout the loan portfolio reflect the re-pricing of variable rate, prime-based loan products such as SBA loans and home equity lines of credit as rates fell during the period.  The Prime rate fell 200 basis points since March 31, 2008 and has remained at 3.25 percent since December 2008.

    SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, were historically sold in the secondary market by the Company with the nonguaranteed portion held in the portfolio as a loan held for investment.  However, during the third quarter of 2007, the Company announced a strategic decision to begin retaining a portion of its SBA 7(a) program loans in its portfolio, rather than selling them into the secondary market.  During the third and fourth quarters of 2008, as a result of the significant reduced premium resulting from the recent credit crisis, the Company closed all SBA production offices outside of its New Jersey, Pennsylvania and New York primary trade area.  Consequently, management believes that there will be a significant decline in the volume of new SBA loans and gains on SBA loans will decline substantially for the foreseeable future.

    SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $22.6 million at March 31, 2009, an increase of $378 thousand from $22.2 million at December 31, 2008.  SBA 7(a) loans held to maturity amounted to $80.0 million at March 31, 2009, a decrease of $3.1 million from $83.1 million at December 31, 2008. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.12 percent for the three-months ended March 31, 2009, compared to 9.44 percent for the same period a year ago.

    At March 31, 2009, SBA 504 loans totaled $75.6 million, a decrease of $1.2 million from $76.8 million at December 31, 2008. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans. The yield on SBA 504 loans was 6.49 percent for the three months ended March 31, 2009, compared to 7.84 percent for the same period a year ago.

    Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $304.0 million at March 31, 2009, a decrease of $4.2 million from $308.2 million at year-end 2008. The yield on commercial loans was 6.67 percent for the three months ended March 31, 2009 compared to 7.13 percent for the same period a year ago. The commercial portfolio is expected to remain relatively flat in 2009.

    Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $125.0 million at March 31, 2009, a decrease of $8.1 million from $133.1 million at December 31, 2008. This decrease is primarily due to mortgage loan sales during the first quarter of 2009 of $5.2 million. The yield on residential mortgages was 5.78 percent for the three months ended March 31, 2009, compared to 5.81 percent for the same period a year ago. Significant growth occurred in this portfolio during the second half of 2008 due to a new relationship with an established builder of high end residential properties.  The Company expects this growth to slow during 2009 due to current market conditions.

    Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $62.8 million at March 31, 2009, remaining relatively flat from year-end 2008. The yield on consumer loans was 5.18 percent for the three months ended March 31, 2009, compared to 6.30 percent for the same period a year ago.

Asset Quality

    Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan.  A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.

    Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectability of principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days and still accruing interest are not included in nonperforming loans.  In addition, the Company had one loan totaling $1.7 million which was classified as a troubled debt restructuring at March 31, 2009.

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

    The following table sets forth information concerning nonaccrual loans and nonperforming assets at each of the periods indicated:

(In thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Nonperforming loans
SBA (1)	$5,670	$4,228	$1,936
SBA 504	4,400	4,600	-
Commercial	6,348	5,247	864
Residential mortgage	3,241	1,808	1,053
Consumer	227	237	289
Total nonperforming loans	19,886	16,120	4,142
OREO	763	710	266
Total nonperforming assets	20,649	16,830	4,408
Past due 90 days or more and still accruing interest
SBA	-	332	290
SBA 504	-	-	-
Commercial	289	146	81
Residential mortgage	564	2,058	169
Consumer	-	-	6
Total	853	2,536	546
Nonperforming loans to total loans	2.97%	2.35%	0.69%
Nonperforming loans to total loans and OREO	3.08%	2.45%	0.73%
(1) SBA loans guaranteed	$2,426	$1,983	$591

    Nonperforming loans amounted to $19.9 million at March 31, 2009, an increase of $3.8 million from year-end 2008.  This increase was due primarily to the credit deterioration in the SBA 7(a) and SBA 504 portfolios, most of which is secured by real estate.   In addition, the increase in nonperforming loans reflects the slow down in the economy generally and its impact on our customer base.  There were $853 thousand and $2.5 million in loans past due 90 days or more and still accruing interest at March 31, 2009 and December 31, 2008, respectively.  Included in nonperforming assets at March 31, 2009, are approximately $2.4 million of loans guaranteed by the SBA, compared to $2.0 million at December 31, 2008.

    Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.6 million at March 31, 2009, a decrease of $1.1 million from December 31, 2008.

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

    The allowance for loan losses totaled $10.3 million, $10.3 million and $8.7 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively, with a resulting allowance to total loan ratios of 1.54 percent, 1.51 percent and 1.43 percent, respectively.  Net charge-offs amounted to $1.5 million for the three months ended March 31, 2009, compared to $183 thousand for the three months ended March 31, 2008. The increase in net charge-offs for the quarter was primarily related to credit deterioration in the SBA 7(a) and SBA 504 portfolios, most of which is secured by real estate.

    The following is a reconciled summary of the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
(In thousands)	2009	2008
Balance, beginning of quarter	$10,326	$8,183
Provision charged to expense	1,500	450

Charge-offs:
SBA	1,106	264
SBA 504	200	-
Commercial	249	-
Residential mortgage	58	25
Consumer	-	6
Total charge-offs	1,613	295
Recoveries:
SBA	33	60
SBA 504	5	-
Commercial	53	2
Residential mortgage	-	-
Consumer	3	50
Total recoveries	94	112
Total net charge-offs	1,519	183
Balance at end of quarter	$10,307	$8,650

Selected loan quality ratios:
Net charge-offs to average loans (annualized)	0.91%	0.12%
Allowance for loan losses to total loans at period end	1.54%	1.43%
Allowance for loan losses to nonperforming loans	51.83%	208.85%

Deposits

    Deposits, which include noninterest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

    During the first three months of 2009, total deposits decreased $3.9 million to $703.3 million at March 31, 2009, from $707.1 million at December 31, 2008.  The decrease in deposits was primarily the result of a $32.7 million decrease in time deposits and a $1.7 million decrease in interest-bearing demand deposits, partially offset by a $28.7 million increase in savings deposits and a $1.8 million increase in noninterest-bearing demand deposits.  The savings deposit growth was due to the promotion of our new "Loyalty" savings account which had an initial yield of  2.75 percent.

    This activity has resulted in a favorable shift in our deposit concentration from 19 percent savings and 58 percent time deposits at December 31, 2008, to 23 percent savings and 54 percent time deposits at March 31, 2009.   The concentration of demand deposits equaled 11 percent and interest-bearing demand deposits equaled 12 percent at March 31, 2009 and December 31, 2008, respectively.  The Company anticipates a continued migration of deposits from time deposits to the Loyalty savings account product throughout 2009.

Borrowed Funds and Subordinated Debentures

    Borrowed funds and subordinated debentures totaled $112.5 million at March 31, 2009, a decrease of $8.0 million or 6.6 percent from December 31, 2008. This net decrease was due to the maturity of a repurchase agreement, offset in part by $2.0 million increase in overnight borrowings.  As of March 31, 2009, the Company was a party to the following borrowed funds and subordinated debenture transactions:

(In thousands)	March 31, 2009	December 31, 2008
FHLB Borrowings:
Overnight line of credit	$12,000	$10,000
Fixed rate advances	40,000	40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	25,000
Subordinate debentures	15,465	15,465

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

    The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2009, is a decline of 0.88 percent in a rising-rate environment and an decrease of 1.68 percent in a falling-rate environment.  Both variances are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2008, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.19 percent in a rising-rate environment and an decrease of 1.39 percent in a falling-rate environment.

 Operating, Investing, and Financing Cash

    Cash and cash equivalents amounted to $30.2 million at March 31, 2009, a decrease of $4.2 million from December 31, 2008.  Net cash provided by operating activities for the three months ended March 31, 2009, amounted to $7.1 million, primarily due to proceeds from the sale of mortgage loans and net income from operations, offset by originations of loans held for sale.  Net cash provided by investing activities amounted to $582 thousand for the three months ended March 31, 2009, primarily due to proceeds from the maturities and sales of securities available for sale and principal repayments on securities and loans.  Net cash used in financing activities amounted to $11.9 million for the three months ended March 31, 2009, attributable to repayments of matured borrowings and decreased deposits, partially offset by proceeds from new borrowings.

Liquidity

    The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

    At March 31, 2009, the Parent Company had $5.9 million in cash and $85 thousand in marketable securities, valued at fair market value, compared to $6.1 million in cash and $94 thousand in marketable securities at December 31, 2008.  The decrease in cash at the parent company was due to the payment of preferred stock dividends to the U.S. Treasury as part of the Capital Purchase Program and other operating expenses.  Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

    At March 31, 2009, $91.2 million was available for additional borrowings from the FHLB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase the line with the FHLB. Additional sources of liquidity are the securities available for sale and SBA loans held for sale portfolios, which were $122.9 million and $22.6 million at March 31, 2009, respectively.

    As of March 31, 2009, deposits included $17.6 million of Government deposits, as compared to $18.7 million at December 31, 2008.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $11.8 million of deposits from three municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

    At March 31, 2009, the Bank had $83.1 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $7.2 million of these commitments are for SBA loans, which may be sold into the secondary market.

Regulatory Capital

    A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying hybrid instruments; and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments, which do not qualify as Tier I capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require an institution to maintain certain capital as a percent of assets, and certain off-balance sheet items adjusted for pre-defined, credit-risk factors (risk-adjusted assets).  An institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0 percent and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0 percent.

    In addition to the risk-based guidelines, regulators require that an institution, which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each institution are evaluated through the ongoing regulatory examination process.

    The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2009
Leverage Ratio	84,172	9.28%	≥	36,290	4.00%	≥	N/A	N/A
Tier I risk-based ratio	84,172	12.32%	≥	27,330	4.00%	≥	N/A	N/A
Total risk-based ratio	92,735	13.57%	≥	54,661	8.00%	≥	N/A	N/A
As of December 31, 2008
Leverage Ratio	83,671	9.54%	≥	35,071	4.00%	≥	N/A	N/A
Tier I risk-based ratio	83,671	12.02%	≥	27,846	4.00%	≥	N/A	N/A
Total risk-based ratio	92,394	13.27%	≥	55,692	8.00%	≥	N/A	N/A

    The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of March 31, 2009
Leverage Ratio	69,824	7.70%	≥	36,251	4.00%	≥	45,314	5.00%
Tier I risk-based ratio	69,824	10.23%	≥	27,290	4.00%	≥	40,935	6.00%
Total risk-based ratio	86,875	12.73%	≥	54,580	8.00%	≥	68,225	10.00%
As of December 31, 2008
Leverage Ratio	69,049	7.88%	≥	35,043	4.00%	≥	43,804	5.00%
Tier I risk-based ratio	69,049	9.93%	≥	27,806	4.00%	≥	41,709	6.00%
Total risk-based ratio	86,259	12.41%	≥	55,612	8.00%	≥	69,514	10.00%

Shareholders’ Equity

    Shareholders' equity decreased $278 thousand, or 0.4 percent, to $67.5 million at March 31, 2009, compared to $67.8 million at December 31, 2008.  This decrease was primarily the result of $731 thousand in net income, offset by $249 thousand in preferred stock dividends accrued during the three months ended March 31, 2009 and a $785 thousand depreciation in the market value of the securities available for sale portfolio.

    In accordance with its revised dividend policy announced during the third quarter of 2008, the Company did not declare a dividend during the three months ended March 31, 2009.    The revised dividend policy established a targeted dividend payout ratio of 20% of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The dividend would be paid once annually, in the next succeeding year.   In addition, the Company is subject to limitations on the payment of dividends related to its participation in the U.S. Treasury's Capital Purchase Plan.

    On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2009.  As of March 31, 2009, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  The Company has suspended its share repurchase program, as required by the U.S. Treasury's Capital Purchase Plan.

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

    At March 31, 2009 and 2008 the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows:

(Dollars in thousands)	2009	2008
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate	1.61%	4.60%
Weighted average maturity in years	2.7	3.3
Unrealized loss relating to interest rate swaps	$(974)	$(597)

    These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month Libor) in exchange for making payments at a fixed rate.

    At March 31, 2009, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

    During 2009, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.T.     Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2009, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors

    Information regarding this item as of March 31, 2009 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2008.

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

UNITY BANCORP, INC.

Dated: May 13, 2009	/s/ Alan J. Bedner, Jr.
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