Form 10-Q
period 2009-06-30
UNITY BANCORP INC /NJ/
filed 2009-08-12
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2009 common stock, no par value: 7,119,438 shares outstanding

Part 1 - Consolidated Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2009	December 31, 2008	June 30, 2008
ASSETS
Cash and due from banks	$17,295	$18,902	$20,368
Federal funds sold and interest-bearing deposits	37,232	15,529	33,678
Cash and cash equivalents	54,527	34,431	54,046
Securities:
Available for sale	132,719	117,348	77,110
Held to maturity (fair value of $31,634, $30,088 and $29,077, respectively)	32,075	32,161	29,862
Total securities	164,794	149,509	106,972
Loans:
SBA held for sale	23,161	22,181	25,605
SBA held to maturity	82,157	83,127	75,988
SBA 504	72,619	76,802	70,723
Commercial	299,411	308,165	316,579
Residential mortgage	125,466	133,110	95,100
Consumer	62,517	62,561	59,044
Total loans	665,331	685,946	643,039
Less: Allowance for loan losses	10,665	10,326	8,945
Net loans	654,666	675,620	634,094
Premises and equipment, net	12,067	12,580	12,372
Bank owned life insurance	5,890	5,780	5,674
Federal Home Loan Bank stock	5,127	4,857	4,407
Accrued interest receivable	4,263	4,712	4,095
Goodwill and other intangibles	1,566	1,574	1,581
Loan servicing asset	1,142	1,503	1,877
Other assets	9,404	7,744	7,197
Total Assets	$913,446	$898,310	$832,315

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$83,639	$74,090	$81,273
Interest-bearing demand deposits	84,842	87,046	88,551
Savings deposits	211,876	134,875	180,665
Time deposits, under $100,000	239,893	270,275	236,241
Time deposits, $100,000 and over	111,513	140,831	85,151
Total deposits	731,763	707,117	671,881
Borrowed funds	95,000	105,000	95,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	847	805	779
Accrued expenses and other liabilities	3,307	2,120	1,239
Total Liabilities	846,382	830,507	784,364
Commitments and contingencies	-	-	-

Shareholders' equity:
Preferred stock, no par value, 500 shares authorized	18,305	18,064	-
Common stock, no par value, 12,500 shares authorized	55,264	55,179	52,281
Retained earnings (deficit)	(135)	1,085	1,593
Treasury stock at cost	(4,169)	(4,169)	(4,169)
Accumulated other comprehensive loss, net of tax	(2,201)	(2,356)	(1,754)
Total Shareholders' Equity	67,064	67,803	47,951
Total Liabilities and Shareholders' Equity	$913,446	$898,310	$832,315

Preferred shares	21	21	-
Issued common shares	7,544	7,544	7,520
Outstanding common shares	7,119	7,119	7,095

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Income
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$29	$111	$46	$291
Federal Home Loan Bank stock	122	76	118	176
Securities:
Available for sale	1,509	932	3,188	1,807
Held to maturity	391	398	777	835
Total securities	1,900	1,330	3,965	2,642
Loans:
SBA	1,564	2,028	3,171	4,356
SBA 504	1,285	1,260	2,516	2,710
Commercial	5,051	5,407	10,067	10,692
Residential mortgage	1,783	1,209	3,646	2,288
Consumer	797	846	1,592	1,747
Total loan interest income	10,480	10,750	20,992	21,793
Total interest income	12,531	12,267	25,121	24,902
INTEREST EXPENSE
Interest-bearing demand deposits	267	350	537	716
Savings deposits	912	918	1,556	2,267
Time deposits	3,409	3,006	7,133	6,226
Borrowed funds and subordinated debentures	1,085	1,155	2,263	2,220
Total interest expense	5,673	5,429	11,489	11,429
Net interest income	6,858	6,838	13,632	13,473
Provision for loan losses	1,500	650	3,000	1,100
Net interest income after provision for loan losses	5,358	6,188	10,632	12,373
NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	335	341	665	661
Service and loan fee income	294	302	547	602
Bank owned life insurance	55	53	110	104
Gain on sale of mortgage loans	49	-	113	21
Gain on sale of SBA loans held for sale, net	-	417	29	993
Total other-than-temporary impairment charge on securities	(2,555)	(255)	(2,555)	(255)
Portion of loss recognized in other comprehensive income (before taxes)	806	-	806	-
Net other-than temporary impairment charge recognized in earnings	(1,749)	(255)	(1,749)	(255)
Net security gains	2	49	517	119
Other income	107	121	209	238
Total noninterest income (loss)	(907)	1,028	441	2,483
NONINTEREST EXPENSE
Compensation and benefits	2,853	2,980	5,477	6,200
Occupancy	647	713	1,334	1,414
Processing and communications	482	544	1,023	1,114
Furniture and equipment	471	413	966	801
Professional services	260	143	506	341
Loan collection costs	180	138	379	240
Deposit insurance	708	111	1,009	174
Advertising	151	79	226	141
Other expenses	451	496	838	962
Total noninterest expense	6,203	5,617	11,758	11,387
Income (loss) before provision for income taxes	(1,752)	1,599	(685)	3,469
Provision (benefit) for income taxes	(552)	495	(216)	1,121
Net (loss) income	(1,200)	1,104	(469)	2,348
Preferred stock dividends and discount accretion	372	-	751	-
Income (loss) available to common shareholders	$(1,572)	$1,104	$(1,220)	$2,348

Net income (loss) per common share - Basic	$(0.22)	$0.16	$(0.17)	$0.33
- Diluted	(0.22)	0.15	(0.17)	0.32
Weighted average common shares outstanding - Basic	7,119	7,092	7,119	7,084
- Diluted	7,168	7,275	7,158	7,274

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
        Consolidated Statements of Changes in Shareholders’ Equity
   For the six months ended June 30, 2009 and 2008
              (Unaudited)

	Preferred	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(In thousands)	Stock	Shares	Amount	Earnings	Stock	Loss	Equity
Balance, December 31, 2007	$-	7,063	$49,447	$2,472	$(4,169)	$(490)	$47,260
Comprehensive income:
Net income				2,348			2,348
Unrealized losses on securities, net of tax						(1,240)	(1,240)
Unrealized losses on cash flow hedge derivatives, net of tax						(24)	(24)
Total comprehensive income							1,084
Dividends on common stock ($.10 per share)				(692)			(692)
5% stock dividend, including cash-in-lieu			2,532	(2,535)			(3)
Issuance of common stock:
Stock issued, including related tax benefits		21	151				151
Stock-based compensation		11	151				151
Balance, June 30, 2008	$-	7,095	$52,281	$1,593	$(4,169)	$(1,754)	$47,951

						Accumulated
				Retained		Other	Total
	Preferred	Common Stock		Earnings	Treasury	Comprehensive	Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Loss	Equity
Balance, December 31, 2008	$18,064	7,119	$55,179	$1,085	$(4,169)	$(2,356)	$67,803
Comprehensive income:
Net loss				(469)			(469)
Noncredit unrealized losses on held to maturity debt securities, net of tax						(532)	(532)
Unrealized gains on securities, net of tax						572	572
Unrealized gains on cash flow hedge derivatives, net of tax						115	115
Total comprehensive loss							(314)
Accretion of discount on preferred stock	241			(241)			-
Dividends on preferred stock (5% annually)				(510)			(510)
Issuance of common stock:
Stock issued, including related tax benefits			(48)				(48)
Stock-based compensation			133				133
Balance, June 30, 2009	$18,305	7,119	$55,264	$(135)	$(4,169)	$(2,201)	$67,064

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the six months ended
(In thousands)	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES:
Net (loss) income	$(469)	$2,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	1,100
Net amortization of purchase premiums and discounts on securities	190	30
Depreciation and amortization	803	208
Deferred income tax benefit	(1,412)	(1,249)
Other-than-temporary impairment charges on securities	1,749	255
Net security gains	(517)	(119)
Stock compensation expense	133	151
Gain on sale of SBA loans held for sale, net	(29)	(993)
Gain on sale of mortgage loans	(113)	(21)
Loss on disposal of fixed assets	-	28
Origination of mortgage loans held for sale	(8,718)	(1,739)
Origination of SBA loans held for sale	(1,943)	(20,822)
Proceeds from the sale of mortgage loans held for sale, net	8,831	1,760
Proceeds from the sale of SBA loans held for sale, net	867	20,850
Net change in other assets and liabilities	2,133	(383)
Net cash provided by operating activities	4,505	1,404
INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,036)	(2,782)
Purchases of securities available for sale	(63,550)	(30,337)
Purchases of Federal Home Loan Bank stock, at cost	(8,469)	(462)
Maturities and principal payments on securities held to maturity	2,640	6,652
Maturities and principal payments on securities available for sale	24,533	12,610
Proceeds from sales of securities available for sale	23,116	3,248
Proceeds from the redemption of Federal Home Loan Bank stock	8,199	450
Proceeds from the sale of other real estate owned	820	309
Net decrease (increase) in loans	18,347	(52,800)
Proceeds from the sale of premises and equipment	-	263
Purchases of premises and equipment	(148)	(911)
Net cash provided by (used in) investing activities	1,452	(63,760)
FINANCING ACTIVITIES
Net increase in deposits	24,646	70,613
Proceeds from new borrowings	10,000	15,000
Repayments of borrowings	(20,000)	(5,000)
Proceeds from the issuance of common stock	(48)	151
Cash dividends paid on preferred stock	(459)	-
Cash dividends paid on common stock	-	(674)
Net cash provided by financing activities	14,139	80,090
Increase in cash and cash equivalents	20,096	17,734
Cash and cash equivalents at beginning of period	34,431	36,312
Cash and cash equivalents at end of period	$54,527	$54,046

SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$11,447	$11,285
Income taxes paid	814	851
Noncash investing activities:
Transfer of loans to other real estate owned	577	470

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2009

 NOTE 1. Significant Accounting Policies

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Stock Transactions

    The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

    The Company’s incentive and nonqualified option plans permit the Board to set vesting requirements.  Grants issued to date generally vest over 3 years and must be exercised within 10 years of the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2009, 1,520,529 shares have been reserved for issuance upon the exercise of options, 872,104 option grants are outstanding, and 572,271 option grants have been exercised, forfeited or expired, leaving 76,154 shares available for grant.

    The Company did not grant any options during the three months and six months ended June 30, 2009.  Comparatively, 3,150 and 42,263 options were granted during the three months and six months ended June 30, 2008, respectively.  The fair value of the options granted during 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of shares granted	-	3,150	-	42,263
Weighted average exercise price	$-	7.48	$-	$7.60
Weighted average fair value	$-	1.56	$-	$1.60
Expected life	-	3.98	-	3.80
Expected volatility	-%	32.02	-%	31.00%
Risk-free interest rate	-%	2.39	-%	2.44%
Dividend yield	-%	2.61	-%	2.51%

    In addition to no options being granted, there were no options exercised, forfeited or expired under the Company’s stock option plans during the three and six months ended June 30, 2009.  Options outstanding and options exercisable at June 30, 2009 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	872,104	$5.94	4.5	$144,840
Exercisable at June 30, 2009	688,645	$5.89	3.3	$144,840

    Statement of Financial Accounting Standards No. 123R, Share Based Payment ("Statement 123R") requires that the fair value of equity awards be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $42 thousand and $37 thousand for the three months ended June 30, 2009 and 2008, respectively.  The related income tax benefit was approximately $18 thousand and $16 thousand for each of the three months ended June 30, 2009 and 2008.  Compensation expense related to stock options totaled $71 thousand and $68 thousand for the six months ended June 30, 2009 and 2008, respectively.  The related income tax benefit was approximately $31 thousand and $29 thousand for each of the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was approximately $227 thousand of unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 1.9 years.

    There were no options exercised during the three months and six months ended June 30, 2009; consequently, no intrinsic value was realized.  During the three months and six months ended June 30, 2008, there were 536 shares exercised with a related intrinsic value (spread between the market value and exercise price) of $1 thousand.

 Restricted Stock Awards

    Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  There were no restricted stock awards granted during the three months and six months ended June 30, 2009.   There were 1,050  restricted share awards with an average grant date fair value of $7.48 and 12,600 restricted share awards with an average grant date fair value of $7.59 granted during the three months and six months ended June 30, 2008, respectively.

    Compensation expense related to the restricted stock awards totaled $45 thousand for the three months ended June 30, 2009 and 2008, respectively.    Compensation expense related to the restricted stock awards totaled $62 thousand and $83 thousand for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 there was approximately $228 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company's stock incentive plans.  The cost is expected to be recognized over a weighted average period of 1.9 years.

    As of June 30, 2009, 121,551 shares of restricted stock were reserved for issuance, of which 44,508 shares are available for grant.

   The following table summarizes nonvested restricted stock award activity for the six months ended June 30, 2009:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	50,424	$9.76
Granted	-	-
Vested	(14,630)	11.36
Forfeited	-	-
Nonvested restricted stock at June 30, 2009	35,794	$9.10

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of June 30, 2009, all of the Company's derivative instruments qualified as hedging instruments.

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

    The Company originates loans to customers under an SBA program that generally provides for SBA guarantees up to 90 percent of each loan.  The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing.  The premium received on the sale of the guaranteed portion of SBA loans and the present value of future cash flows of the servicing asset are recognized in income. The nonguaranteed portion is generally held in the portfolio.  During the third quarter of 2007, the Company announced its strategy to retain more SBA loans in its portfolio due to lower premiums on sales.  During late 2008, The Company withdrew from SBA lending as a primary line of business, but will continue to offer SBA loan products as an additional credit product to customers in the trade areas served by its branches.

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

NOTE 3. Earnings per share

     Basic net income (loss) per common share is calculated as net income (loss) available to common shareholders divided by the weighted average common shares outstanding during the reporting period. Net income (loss) available to common shareholders is calculated as net income (loss) less accrued dividends and discount accretion related to preferred stock.

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

    The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$(1,200)	$1,104	$(469)	$2,348
Less: Preferred stock dividends and discount accretion	372	-	751	-
Net income (loss) available to common shareholders	(1,572)	1,104	(1,220)	2,348
Weighted-average common shares outstanding (basic)	7,119	7,092	7,119	7,084
Plus: Effect of dilutive securities	49	183	39	190
Weighted-average common shares outstanding (diluted)	7,168	7,275	7,158	7,274

Net income (loss) per common share:
Basic	$(0.22)	$0.16	$(0.17)	$0.33
Diluted	(0.22)	0.15	(0.17)	0.32

Stock options and common stock warrants excluded from the earnings per share computation as their effect would have been anti-dilutive	1,424	423	1,424	356

    The increase in anti-dilutive stock options and common stock warrants in 2009 was due to the issuance of common stock warrants to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.

NOTE 4. Income Taxes

    The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three month and six month periods ended June 30, 2009 and 2008.  The Company does not have an accrual for uncertain tax positions as of June 30, 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 5. Other Comprehensive Income (Loss)
(In thousands)

Non-credit unrealized losses of held to maturity debt securities with other-than-temporary impairment	Pre-tax	Tax	After-tax
Balance at December 31, 2008			$-
Unrealized holding loss on securities arising during the period	(806)	(274)	(532)
Balance at June 30, 2009			$(532)

Net unrealized security losses	Pre-tax	Tax	After-tax

Balance at December 31, 2007			$(476)
Unrealized holding loss on securities arising during the period	$(1,881)	$(720)	(1,161)
Less: Reclassification adjustment for gains included in net income	119	40	79
Net unrealized loss on securities arising during the period	(2,000)	(760)	(1,240)
Balance at June 30, 2008			$(1,716)

Balance at December 31, 2008			$(1,728)
Unrealized holding loss on securities arising during the period	$1,406	$490	916
Less: Reclassification adjustment for gains included in net income	517	173	344
Net unrealized loss on securities arising during the period	889	317	572
Balance at June 30, 2009			$(1,156)

Net unrealized losses on cash flow hedges	Pre-tax	Tax	After-tax

Balance at December 31, 2007			$(14)
Unrealized holding loss arising during the period	$(39)	$15	(24)
Balance at June 30, 2008			(38)

Balance at December 31, 2008			$(628)
Unrealized holding gain arising during the period	$185	$70	115
Balance at June 30, 2009			$(513)

Total net unrealized losses on securities and cash flow hedges	$(2,201)

NOTE 6.  Fair Value

    Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value:

Available for Sale Securities Portfolio -

    The fair value of available for sale securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

SBA Servicing Rights –

    SBA servicing rights do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing rights as of June 30, 2009 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18 CPR, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing rights are classified as Level 3 assets.

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

    There were no changes in the inputs or methodologies used to determine fair value during the quarter ended June 30, 2009 as compared to the quarters ended December 31, 2008 and June 30, 2008.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.
	As of June 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$1,684	$-	$1,684
State and political subdivisions	-	2,856	-	2,856
Residential mortgage-backed securities	1,793	120,785	-	122,578
Commercial mortgage-backed securities	-	4,599	-	4,599
Collateralized debt obligations	-	398	-	398
Other equities	15	589	-	604
Total securities available for sale	1,808	130,911	-	132,719
SBA servicing assets	-	-	1,142	1,142
Total	1,808	130,911	1,142	133,861

Financial Liabilities:
Interest rate swap agreements	-	829	-	829
Total	$-	$829	$-	$829

	As of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$4,156	$-	$4,156
State and political subdivisions	-	2,718	-	2,718
Residential mortgage-backed securities	38,899	70,680	-	109,579
Commercial mortgage-backed securities	-	-	-	-
Collateralized debt obligations	-	318	-	318
Other equities	16	561	-	577
Total securities available for sale	38,915	78,433	-	117,348
SBA servicing assets	-	-	1,503	1,503
Total	38,915	78,433	1,503	118,851

Financial Liabilities:
Interest rate swap agreements	-	1,013	-	1,013
Total	$-	$1,013	$-	$1,013

    The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and 2008 are summarized as follows:

As of June 30, 2009
(In thousands)	SBA Servicing Asset
Beginning balance December 31, 2008	$1,503
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(361)
Transfers in and/or out of Level 3	-
Ending balance June 30, 2009	$1,142

	As of June 30, 2008
(In thousands)	Securities Available for Sale	SBA Servicing Asset
Beginning balance December 31, 2007	$2,711	$2,056
Total net gains (losses) included in:
Net income	-	-
Other comprehensive income	(851)	-
Purchases, sales, issuances and settlements, net	-	(179)
Transfers in and/or out of Level 3	-	-
Ending balance June 30, 2008	$1,860	$1,877

There were no gains and losses (realized and unrealized) included in earnings for Level 3 assets and liabilities held at June 30, 2009 or June 30, 2008.

Fair Value on a Nonrecurring Basis

    Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS 157 hierarchy (as described above) as of June 30, 2009 and December 31, 2008.

As of June 30, 2009 (In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Loss during 6 months ended June 30, 2009
Financial Assets:
SBA loans held for sale	$-	$23,823	$-	$23,823	$-
Other real estate owned ("OREO")	-	-	466	466	-
Impaired loans	$-	$-	$19,713	$19,713	$324

As of December 31, 2008 (In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Loss during 12 months ended December 31, 2008
Financial Assets:
SBA loans held for sale	$-	$22,733	$-	$22,733	$-
Other real estate owned ("OREO")	-	-	710	710	-
Impaired loans	$-	$-	$13,118	$13,118	$585

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

Impaired Loans -
    The fair value of impaired collateral dependent loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at June 30, 2009 was $1.3 million as compared to $362 thousand at June 30, 2008.  During the six months ended June 30, 2009, the valuation allowance for impaired loans increased $324 thousand from $957 thousand at December 31, 2008.  During the six months ended June 30, 2008, the valuation allowance for impaired loans decreased $10 thousand from $372 thousand at December 31, 2007.

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

Standby Letters of Credit
    At June 30, 2009, the Bank had standby letters of credit outstanding of $6.5 million, as compared to $4.5 million at December 31, 2008.  The fair value of these commitments is nominal.

    The table below presents the estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and Federal funds sold	$54,527	$54,527	$34,431	$34,431
Securities available for sale	132,719	132,719	117,348	117,348
Securities held to maturity	32,075	31,634	32,161	30,088
Loans, net of allowance for possible loan losses	654,666	666,501	675,620	696,966
Federal Home Loan Bank stock	5,127	5,127	4,857	4,857
SBA servicing assets	1,142	1,142	1,503	1,503
Accrued interest receivable	4,263	4,263	4,712	4,712
Financial liabilities:
Deposits	731,763	722,931	707,117	706,475
Borrowed funds and subordinated debentures	110,465	120,091	120,465	130,217
Accrued interest payable	847	847	805	805
Interest rate swap agreements	829	829	1,013	1,013

Note 7. Securities

   The following table provides the major components of securities available for sale and held to maturity at amortized cost and estimated fair value at June 30, 2009 and December 31, 2008:

	June 30, 2009				December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
US Government sponsored entities	$1,722	$-	$(38)	$1,684	$4,132	$27	$(3)	$4,156
State and political subdivisions	2,946	6	(96)	2,856	2,946	-	(228)	2,718
Residential mortgage-backed securities	123,472	1,015	(1,909)	122,578	109,630	992	(1,043)	109,579
Commercial mortgage-backed securities	4,829	-	(230)	4,599	-	-	-	-
Collateralized debt obligations	975	-	(577)	398	975	-	(657)	318
Other equities	638	9	(43)	604	639	-	(62)	577
Total securities available for sale	$134,582	$1,030	$(2,893)	$132,719	$118,322	$1,019	$(1,993)	$117,348
Securities held to maturity:
US Government sponsored entities	$2,000	$107	$-	$2,107	$2,000	$119	$-	$2,119
State and political subdivisions	3,157	-	(154)	3,003	3,157	-	(251)	2,906
Residential mortgage-backed securities	25,076	345	(891)	24,530	25,450	193	(880)	24,763
Commercial mortgage-backed securities	1,735	118	-	1,853	-	-	-	-
Collateralized debt obligations	107	43	(9)	141	1,554	-	(1,254)	300
Total securities held to maturity	$32,075	$613	$(1,054)	$31,634	$32,161	$312	$(2,385)	$30,088

    The table below provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2009 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$-	-%	$703	3.39%	$981	4.96%	$1,684	4.30%
State and political subdivisions	-	-	-	-	-	-	2,856	3.91	2,856	3.91
Residential mortgage-backed securities	-	-	2,049	3.60	17,271	4.01	103,258	4.62	122,578	4.51
Commercial mortgage-backed securities	-	-	-	-	-	-	4,599	6.22	4,599	6.22
Collateralized debt obligations	-	-	-	-	-	-	398	1.40	398	1.40
Other equities	-	-	-	-	-	-	604	-	604	-
Total securities available for sale	$-	-%	$2,049	3.60%	$17,974	3.98%	$112,696	4.63%	$132,719	4.55%
Held to maturity at cost:
US Government sponsored entities	$-	-%	$2,000	4.99%	$-	-%	$-	-%	$2,000	4.99%
State and political subdivisions	-	-	-	-	-	-	3,157	4.46	3,157	4.46
Residential mortgage-backed securities	-	-	1,441	4.43	6,201	4.76	17,434	4.67	25,076	4.68
Commercial mortgage-backed securities	-	-	-	-	-	-	1,735	5.69	1,735	5.69
Collateralized debt obligations	-	-	-	-	-	-	107	0.83	107	0.83
Total securities held to maturity	$-	-%	$3,441	4.76%	$6,201	4.76%	$22,433	4.70%	$32,075	4.72%

 The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 are as follows:

	Total Number in	Less than 12 months		Greater than 12 months		Total
(In thousands)	Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2009
U.S. Government sponsored entities	4	$1,673	$(38)	$11	$-	$1,684	$(38)
State and political subdivisions	15	2,858	(77)	2,217	(173)	5,075	(250)
Residential mortgage-backed securities	57	49,470	(1,324)	11,240	(1,476)	60,710	(2,800)
Commercial mortgage-backed securities	3	4,599	(230)	-	-	4,599	(230)
Collateralized debt obligations	2	-	-	488	(586)	488	(586)
Other equities	4	-	-	582	(43)	582	(43)
Total temporarily impaired investments	85	$58,600	$(1,669)	$14,538	$(2,278)	$73,138	$(3,947)

December 31, 2008
U.S. Government sponsored entities	3	$2,110	$(3)	$11	$-	$2,121	$(3)
State and political subdivisions	18	5,624	(479)	-	-	5,624	(479)
Residential mortgage-backed securities	59	32,113	(1,024)	11,668	(899)	43,781	(1,923)
Commercial mortgage-backed securities	-	-	-	-	-	-	-
Collateralized debt obligations	3	-	-	618	(1,911)	618	(1,911)
Other equities	4	82	(34)	472	(28)	554	(62)
Total temporarily impaired investments	87	$39,929	$(1,540)	$12,769	$(2,838)	$52,698	$(4,378)

   Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost.  The unrealized losses in each of these categories are discussed in the paragraphs that follow:

   U.S. Government sponsored entities and state and political subdivision securities:  The unrealized losses on investments in securities were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

   Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

   Corporate debt securities:  The unrealized losses on corporate debt securities were caused by increases in interest rate spreads.  The contractual terms of the bonds do not allow the securities to be settled at a price less than the par value of the investments.  The decline in face value is attributed to changes in interest rates and the current liquidity in the credit markets and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

   Other equity securities:  Included in this category is stock of other financial institutions.  The unrealized losses on other equity securities are caused by decreases in the market prices of the shares.  The Company has the ability and intent to hold these shares until a market price recovery; therefore these investments are not considered other-than-temporarily impaired as of June 30, 2009.

Other-Than-Temporarily Impaired Debt Securities

    We assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

    The present value of expected future cash flows is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity.

    We have a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  On a quarterly basis, we review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value.

    During 2009, the Company recognized $1.7 million of credit related other-than-temporary impairment losses on two held to maturity securities due to the deterioration in the underlying collateral.  These two pooled trust preferred securities which had a cost basis of $3.0 million, had been previously written down $306 thousand in December of 2008.  After the above charge the two issues of pooled trust preferred securities have a remaining book value of approximately $929 thousand.  In estimating the present value of the expected cash flows on the two collateralized debt obligations which were other-than-temporarily impaired as of June 30, 2009, the following assumptions were made:

•
Moderate conditional repayment rates (“CRR”) were used due to the lack of new trust preferred issuances and the poor conditions of the financial industry.  CRR of 2 percent were used for performing issuers and 0 percent for nonperformers.

•
Conditional deferral rates (“CDR”) have been established based on the financial condition of the underlying trust preferred issuers in the pools.  These ranged from 0.75 percent to 3.50 percent for performing issuers.  Nonperforming issues were stated at 100 percent CDR.

•
Expected loss severities of 95 percent were assumed (ie. recoveries occur only 5 percent of defaulted securities) for all performing issuers and ranged from 80.25 percent to 87.46 percent for nonperforming issues.

•	Internal rates of return (“IRR”) are the pre-tax yield used to discount the future cash flow stream expected from the collateral cash flows. The IRR used was 17 percent.

    The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to adoption of the FSP on January 1, 2009. OTTI recognized in earnings subsequent to adoption in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the period ended June 30, 2009.

Beginning balance – January 1, 2009	$306
Initial credit impairment	1,749
Subsequent credit impairments	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-
Reductions for securities sold	-
Reductions for increases in cash flows expected to be collected	-
Ending balance - June 30, 2009	$2,055

Gross realized gains (losses) on sales of securities and other-than-temporary impairment charges for the six months ended June 30, 2008 are detailed below:

Available-for-sale securities:
Realized gains	$517
Realized (losses)	-
Other than temporary impairment	-
$517

Held-to-maturity securities:	$-
Realized gains	-
Realized (losses)	-
Other than temporary impairment	(1,749)
$(1,749)

Note 8.  Allowance for Loan Losses

    The allowance for loan losses is based on estimates.  Ultimate losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

       The following is a reconciled summary of the allowance for loan losses for the six months ended June 30, 2009 and 2008:

Allowance for Loan Loss Activity	Six months ended June 30,
(In thousands)	2009	2008
Balance, beginning of period	$10,326	$8,383
Provision charged to expense	3,000	1,100
	13,326	9,483
Charge-offs	2,890	660
Recoveries	229	122
Net charge-offs	2,661	538
Balance, end of period	$10,665	$8,945

Note 9.  New Accounting Pronouncements

   On January 1, 2009, FASB Staff Position (“FSP”) EITF 03-6-1, Share Based Payments and Earnings Per Share (“EPS”) became effective.  According to the FSP EITF, unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under Financial Accounting Standards ("FAS") No. 128.   As such they should be included in the computation of basic EPS using the two class method.  At June 30, 2009 the Company had 35,794 shares of nonvested restricted stock which were considered participating securities under FAS No. 128.  Adoption of this FSP did not have a material effect on the Company's EPS calculation.

    In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards.  These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (SEC), and the recent hearings held by the U.S. House of Representatives on mark-to-market accounting.  Each of these accounting standards  is effective for interim periods ending after June 15, 2009, and is to be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company has adopted each of these FSPs effective January 1, 2009.  There were no adoption related adjustments. Adoption of these FSPs did not have a material effect on the Company's financial position.
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
  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments - FSP FAS 115-2 and FAS 124-2 clarifies the interaction of factors that should be considered when determining whether a debt security is other-than-temporarily impaired (“OTTI”).  For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  If OTTI exists, but the entity does not intend to sell the security, then the OTTI adjustment is separated into the credit-related impairment portion which is charged to earnings and the other impairment portion which is recognized in other comprehensive income.  This FSP also expands and increases the frequency of certain OTTI related disclosures.
  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments - FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.
    In May 2009, the Financial Accounting Standards Board (FASB) issued the following standard:
  FAS  No. 165,  Subsequent Events - FAS No. 165 establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with generally accepted accounting principles (GAAP) and approved for issuance).  However, Statement No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  There are two types of subsequent events to be evaluated under this Statement:
Recognized subsequent events - An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Non-recognized subsequent events - An entity must not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but before financial statements are issued or are available to be issued.  Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading.  For such events, an entity must disclose the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made.

Statement No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued.

This Statement applies to both interim financial statements and annual financial statements.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively.  Management believes that Statement No. 165 will not result in significant changes in the subsequent events that the Bank reports - either through recognition or disclosure - in its financial statements.  Management has evaluated events through August 11, 2009 for disclosure.

      In June 2009, the Financial Accounting Standards Board (FASB) issued the following three standards:
  FAS  No. 166,  Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 - FAS No. 166 addresses concerns that have arisen since the implementation of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement eliminates the concept of  "qualifying special-purpose entity" from Statement No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, to qualifying special purpose entities.   The Statement clarifies that the objective of paragraph 9 of Statement No. 140 is to determine whether a transferor has surrendered control over transferred financial assets; limits the circumstances in which a financial asset should be derecognized; defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and removes the special provisions for guaranteed mortgage securitizations in Statement No. 140 and Statement No. 65 Accounting for Certain Mortgage Banking Activities. This statement also requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  This Statement is effective for fiscal years begining after November 15, 2009 and interim periods thereafter.  Early application is prohibited.   Management believes that adoption of FAS No. 166 will not have a material impact on the Company's financial position.
  FAS No. 167, Amendments to FASB No. 46(R) - FAS No. 167 amends FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require an enterprise to perform an analysis to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity (VIE). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, Statement No. 167 requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance.  Statement No. 167 is effective at the beginning of a company's first fiscal year that begins after November 15, 2009.  Earlier application is prohibited. The Statement may be applied retrospectively in previously issued financial statements with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated.  Management believes that adoption of FAS No. 167 will not have a material impact on the Company's financial position.
  FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 -FAS No. 168 became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws  are also sources of authoritative GAAP for SEC registrants.  This Statement supersedes all non-SEC accounting and reporting standards.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Following this Statement, the Financial Accounting Standards Board will no longer issue standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abracts.  Instead it will be in the form of Accounting Standards Updates ("ASUs").   Management believes that adoption of FAS No. 168 will not have a material impact on the Company's financial position.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2008 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

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

Earnings Summary

     Beginning in 2008, we have seen unprecedented financial, credit and capital market stress.  Factors such as lack of liquidity in the credit markets, financial institution failures, continued fall-out from the subprime mortgage crisis, asset “fair market” value write-downs, capital adequacy and credit quality concerns resulted in a lack of confidence by the markets in the financial industry.  Consumer sentiment remained low and consumer spending contracted due to concerns over employment, housing and stock market values.

    The plight of the financial, credit and capital markets carried over into the first half of 2009 and will likely persist throughout the remainder of the year.  Corporate layoffs, hiring freezes and bankruptcies persist and capital spending plans have been postponed.  Consumer confidence remains low as individual's uncertainties regarding the labor market have re-prioritzed their spending habits and have curbed discretionary spending.  The majority of the financial sector continues to trade at a discount to book value due to credit concerns and negative publicity by the news media.  Secondary markets for many types of financial assets, including the guaranteed portion of SBA loans, remain very restrictive.  Despite this challenging operating environment, the Company believes that it is well-positioned.

  Our performance during the second quarter of 2009 included the following accomplishments:
●	Total assets exceeded $913 million,
●	Continued market share expansion as total loans increased 3.5 percent from one year ago,
●	Total deposits increased 8.9 percent from one year ago, and
●	The Company remained well-capitalized.

    For the three months ended June 30, 2009, the Company reported a net loss of $1.2 million, a decrease of $2.3 million from net income of $1.1 million reported for the same period of 2008.  Net loss available to common shareholders, which includes the impact of dividends and accretion of discount on the Company's outstanding preferred stock, was $1.6 million for the three months ended June 30, 2009.  The Company had no outstanding preferred stock in the first half of 2008.      For the six months ended June 30, 2009, the Company reported a net loss of $469 thousand, a decrease of $2.8 million from net income of $2.3 million reported for the same period of 2008.  Net loss available to common shareholders, which includes the impact of dividends and accretion of discount on the Company's outstanding preferred stock, was $1.2 million for the six months ended June 30, 2009.

    Our results reflect:
●	An increased provision for loan losses in response to increased credit risk due to continued weakness in the economy,
●	A lower level of noninterest income due to significantly reduced net gains on SBA loan sales and a $1.7 million other-than-temporary impairment charge on securities, and
●	Higher operating expenses due to the FDIC special assessment.

The earnings (loss) per share and return (loss) on average common equity ratios shown below are calculated on net income (loss) available to common shareholders.

	Three Months ended June 30,		Six Months ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net Income (Loss) per Common share:
Basic	$(0.22)	$0.16	$(0.17)	$0.33
Diluted	(0.22)	0.15	(0.17)	0.32
Return (loss) on average assets	(0.54)%	0.56%	(0.11)%	0.60%
Return (loss) on average common equity	(12.97)%	9.29%	(5.07)%	9.87%
Efficiency ratio	80.58%	69.59%	76.89%	70.76%

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

    Since June 30, 2008, the Federal Open Market Committee has lowered interest rates 175 basis points in an attempt to stimulate economic activity.  These actions have resulted in a Fed Funds target rate of 0.25 percent and a Prime rate of 3.25 percent.  These interest rate levels in turn have generated lower yields on earning assets as well as lower funding costs for financial institutions.

    For the three months ended June 30, 2009, tax-equivalent interest income increased of $248 thousand or 2.0 percent to $12.6 million compared to the same period a year ago.  This increase was driven by a higher volume of interest-earning assets, despite the lower yield on these assets.
  Of the $248 thousand increase in interest income on a tax-equivalent basis, $2.8 million can be attributed to a higher volume of earning assets, partially offset by a $2.6 million decrease due to the reduced yields on the interest-earning assets.
  The yield on interest-earning assets decreased 66 basis points to 5.91 percent for the quarter-ended June 30, 2009 due to the lower overall interest rate environment compared to 2008.  Yields on all loan products fell during the period, with the largest declines in the SBA and consumer loan portfolios, repricing 191 and 76 basis points lower, respectively.
  The average volume of interest-earning assets increased $99.0 million to $851.9 million in the second quarter of 2009 compared to $752.9 million for the second quarter of 2008. This was due primarily to a $49.6 million increase in average loans across all product lines, except commercial loans which declined $5.5 million, and a $57.0 million increase in average securities.  As loan demand began to subside with the economic downturn, excess liquidity was invested in the securities portfolio as a favorable alternative to federal funds sold.
  There was a shift in the concentration of commercial loans and residential mortgages to the total loan portfolio from the second quarter of 2008 to the second quarter of 2009.  The average balances shifted from 50 percent commercial loans and 13 percent residential mortgages in 2008 to 46 percent commercial loans and 19 percent residential mortgages in 2009.  The Company anticipates the slowdown of SBA and commercial lending to continue throughout 2009.
    Total interest expense was $5.7 million for the second quarter of 2009, an increase of $244 thousand or 4.5 percent compared to the same period in 2008.  This increase was primarily driven by a large increase in average time deposits, partially offset by the decline in the overall interest rate environment in 2009.
  Of the $244 thousand increase in interest expense in the second quarter of 2009, $2.4 million was attributed to a higher volume of interest-bearing liabilities, partially offset by a $2.2 million decrease due to the lower rates paid on these liabilities.
  The average cost of interest-bearing liabilities decreased 26 basis points to 3.05 percent, primarily due to the repricing of deposits and borrowings in a lower interest rate environment.  The cost of interest-bearing deposits decreased 24 basis points to 2.89 percent for the second quarter of 2009 as all product lines repriced lower.  The cost of borrowed funds and subordinated debentures decreased 20 basis points to 4.01 percent due to the use of low cost overnight line of credit funding.
  Interest-bearing liabilities averaged $743.3 million in the second quarter of 2009, an increase of $82.8 million, or 12.5 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of increases in all types of interest-bearing deposits, offset in part by a decline in borrowed funds.  The largest increase was to time deposits, which increased $78.7 million or 27.9 percent from the second quarter of 2008 to the second quarter of 2009. Average borrowed funds and subordinated debentures decreased $3.3 million to $107.2 million in 2009 compared to $110.5 million in 2008 due to the maturity of a $10.0 million repurchase agreement in 2009.
    During the quarter-ended June 30, 2009, tax-equivalent net interest income remained relatively flat compared to the same period in 2008, with an increase of $4 thousand or 0.1 percent.  Net interest margin decreased 42 basis points to 3.24 percent for 2009 compared to 3.66 percent in 2008.  The net interest spread was 2.85 percent, a 41 basis point decrease from 3.26 percent in 2008.  The net interest margin and net interest spread are expected to expand in 2009 as higher cost time deposits reprice in the current low rate environment and more customers shift from time deposits to the Loyalty savings product.

     For the six months ended June 30, 2009, tax-equivalent interest income increased of $183 thousand or 0.7 percent to $25.2 million.  This increase was driven by a higher volume of interest-earning assets, despite the lower yield on these assets.
  Of the $183 thousand increase in interest income on a tax-equivalent basis, $4.5 million can be attributed to a higher volume of earning assets, partially offset by a $4.3 million decrease due to the reduced yields on the interest-earning assets.
  The yield on interest-earning assets decreased 86 basis points to 5.89 percent for the six months ended June 30, 2009 due to the lower overall interest rate environment compared to 2008.  Yields on all loan products fell during the period, with the largest declines in SBA, SBA 504 and consumer loan portfolios repricing 261, 87 and 93 basis points lower, respectively.
  The average volume of interest-earning assets increased $115.5 million to $859.3 million for the first six months of 2009 compared to $743.8 million for the comparable period in 2008. This was due primarily to a $62.5 million increase in average loans across all product lines and a $62.2 million increase in average securities, partially offset by a $10.4 million decrease in federal funds sold and interest-bearing deposits.  As loan demand began to subside with the economic downturn, excess liquidity was invested in the securities portfolio as a favorable alternative to federal funds sold.  The majority of the increase in average loans was to the residential mortgage portfolio, wihch increased $49.5 million or 64.1 percent during the period.  Growth in the SBA, SBA 504 and commercial portfolios slowed during the period, accounting for only 13.4 percent of the overall increase in average loans.  This slowdown is expected to continue throughout 2009.
    Total interest expense was $11.5 million for the six months ended June 30, 2009, an increase of $60 thousand or 0.5 percent compared to the six months ended June 30, 2008.  This increase was primarily driven by an increase in average interest-bearing liabilities, offset almost entirely by the decline in the overall interest rate environment in 2009:
  Of the $60 thousand increase in interest expense, $3.8 million was attributed to a higher volume of interest-bearing liabilities, offset almost entirely by a $3.7 million decrease due to the lower rates paid on these liabilities.
  The average cost of interest-bearing liabilities decreased 45 basis points to 3.07 percent, primarily due to the repricing of deposits and borrowings in a lower interest rate environment.  The cost of interest-bearing deposits decreased 42 basis points to 2.96 percent for the first six months of 2009 as all product lines repriced lower.  The cost of borrowed funds and subordinated debentures decreased 62 basis points to 3.61 percent due to the use of low cost overnight line of credit funding.
  Interest-bearing liabilities averaged $752.6 million for the six months ended June 30, 2009, an increase of $98.9 million, or 15.1 percent, compared to the same period in the prior year.  The increase in interest-bearing liabilities was a result of increases in interest-bearing checking, time deposits, and borrowed funds, offset in part by a decline in savings deposits.  Average borrowed funds and subordinated debentures increased $18.9 million to $124.5 million in 2009 compared to $105.7 million in 2008 as these funding sources provided favorable pricing compared to alternate sources of funds as market rates fell.
    During the six months ended June 30, 2009, tax-equivalent net interest income increased $123 thousand or 0.9 percent.  Net interest margin decreased 44 basis points to 3.21 percent for 2009 compared to 3.65 percent in 2008.  The net interest spread was 2.82 percent, a 41 basis point decrease from 3.23 percent in 2008.  The net interest margin and net interest spread are expected to expand in 2009 as higher cost time deposits reprice in the current low rate environment and more customers shift from time deposits to the Loyalty savings product.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$14,153	$29	0.82%	$22,351	$111	2.00%
Federal Home Loan Bank stock	4,972	122	9.84	4,400	76	6.95
Securities:
Available for sale	130,751	1,522	4.66	76,613	961	5.02
Held to maturity	34,457	409	4.75	31,547	416	5.27
Total securities (a)	165,208	1,931	4.68	108,160	1,377	5.09
Loans, net of unearned discount:
SBA loans	102,255	1,564	6.12	101,006	2,028	8.03
SBA 504 loans	74,209	1,285	6.95	69,308	1,260	7.31
Commercial	303,589	5,051	6.67	309,081	5,407	7.04
Residential mortgages	124,227	1,783	5.74	79,985	1,209	6.05
Consumer	63,280	797	5.05	58,608	846	5.81
Total loans (a),(b)	667,560	10,480	6.29	617,988	10,750	6.99
Total interest-earning assets	$851,893	$12,562	5.91%	$752,899	$12,314	6.57%
Noninterest-earning assets:
Cash and due from banks	18,397			14,377
Allowance for loan losses	(11,095)			(8,814)
Other assets	32,770			31,262
Total noninterest-earning assets	40,072			36,825
Total Assets	$891,965			$789,724

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$85,313	$267	1.26%	$82,195	$350	1.71%
Savings deposits	189,977	912	1.93	185,674	918	1.99
Time deposits	360,885	3,409	3.79	282,182	3,006	4.28
Total interest-bearing deposits	636,175	4,588	2.89	550,051	4,274	3.13
Borrowed funds and subordinated debentures	107,163	1,085	4.01	110,464	1,155	4.21
Total interest-bearing liabilities	743,338	5,673	3.05	660,515	5,429	3.31
Noninterest-bearing liabilities:
Demand deposits	77,630			78,879
Other liabilities	4,148			2,553
Total noninterest-bearing liabilities	81,778			81,432
Shareholders' equity	66,849			47,777
Total Liabilities and Shareholders' Equity	$891,965			$789,724

Net interest spread		$6,889	2.86%		$6,885	3.26%
Tax-equivalent basis adjustment		(31)			(47)
Net interest income		$6,858			$6,838
Net interest margin			3.24%			3.66%

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)
(Tax-equivalent basis, dollars in thousands)

	Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$12,249	$46	0.76%	$22,638	$291	2.59%
Federal Home Loan Bank stock	5,451	118	4.37	4,287	176	8.26
Securities:
Available for sale	134,506	3,214	4.78	73,685	1,869	5.07
Held to maturity	34,221	813	4.75	32,847	871	5.30
Total securities (a)	168,727	4,027	4.77	106,532	2,740	5.14
Loans, net of unearned discount:
SBA loans	103,641	3,171	6.12	99,810	4,356	8.73
SBA 504 loans	75,538	2,516	6.72	71,827	2,710	7.59
Commercial	304,365	10,067	6.67	303,539	10,692	7.08
Residential mortgages	126,623	3,646	5.76	77,163	2,288	5.93
Consumer	62,717	1,592	5.12	58,045	1,747	6.05
Total loans (a),(b)	672,884	20,992	6.27	610,384	21,793	7.17
Total interest-earning assets	859,311	$25,183	5.89%	$743,841	$25,000	6.75%
Noninterest-earning assets:
Cash and due from banks	19,009			14,684
Allowance for loan losses	(11,017)			(8,752)
Other assets	32,928			30,783
Total noninterest-earning assets	40,920			36,715
Total Assets	$900,231			$780,556

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$85,189	$537	1.27%	$80,597	$716	1.79%
Savings deposits	168,736	1,556	1.86	188,124	2,267	2.42
Time deposits	374,147	7,133	3.84	279,304	6,226	4.48
Total interest-bearing deposits	628,072	9,226	2.96	548,025	9,209	3.38
Borrowed funds and subordinated debentures	124,540	2,263	3.61	105,657	2,220	4.23
Total interest-bearing liabilities	752,612	11,489	3.07	653,682	11,429	3.52
Noninterest-bearing liabilities:
Demand deposits	76,594			76,794
Other liabilities	3,967			2,372
Total noninterest-bearing liabilities	80,561			79,166
Shareholders' equity	67,058			47,708
Total Liabilities and Shareholders' Equity	$900,231			$780,556

Net interest spread		$13,694	2.82%		$13,571	3.23%
Tax-equivalent basis adjustment		(62)			(98)
Net interest income		$13,632			$13,473
Net interest margin			3.21%			3.65%

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

Rate Volume Table	Amount of Increase (Decrease)
(In thousands)	Three months ended June 30, 2009			Six months ended June 30, 2009
	versus June 30, 2008			versus June 30, 2008
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Federal funds sold and interest-bearing deposits	$(31)	$(51)	$(82)	$(96)	$(149)	$(245)
Federal Home Loan Bank stock	11	35	46	101	(159)	(58)

Available for sale securities	1,010	(449)	561	1,662	(317)	1,345
Held to maturity securities	155	(162)	(7)	87	(145)	(58)
Total securities	1,165	(611)	554	1,749	(462)	1,287

SBA	167	(631)	(464)	457	(1,642)	(1,185)
SBA 504	309	(284)	25	328	(522)	(194)
Commercial	(90)	(266)	(356)	85	(710)	(625)
Residential mortgage	979	(405)	574	1,552	(194)	1,358
Consumer	318	(367)	(49)	319	(474)	(155)
Total Loans	1,683	(1,953)	(270)	2,741	(3,542)	(801)

Total interest-earning assets	$2,828	$(2,580)	$248	$4,495	$(4,312)	$183

Interest Expense
Interest-bearing checking	$82	$(165)	$(83)	$107	$(286)	$(179)
Savings deposit	94	(100)	(6)	(218)	(493)	(711)
Time deposits	2,247	(1,844)	403	3,151	(2,244)	907
Total interest-bearing deposits	2,423	(2,109)	314	3,040	(3,023)	17
Borrowings	(27)	(43)	(70)	738	(695)	43
Total interest-bearing liabilities	2,396	(2,152)	244	3,778	(3,718)	60
Tax equivalent net interest income	$432	$(428)	$4	$717	$(594)	$123
Tax equivalent adjustment			16			(36)
Increase in net interest income			$20			$159

Provision for Loan Losses

    The provision for loan losses was $1.5 million for the three months ended June 30, 2009, an increase of $850 thousand compared to $650 thousand for the same period a year ago.  For the six months ended June 30, 2009, the provision for loan losses was $3.0 million, an increase of $1.9 million compared to $1.1 million for the same period a year ago.  The increase is directly related to the increase in nonperforming loans and net charge-offs experienced as a result of the continued weakness in the economy both nationally and in our trade area.  Additional information may be found under the caption, “Financial Condition-Asset Quality.”

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

Noninterest Income

    Historically, Unity has had a strong source of noninterest income in the form of gains on the sale of SBA loans.  However, during 2008, pricing in the secondary market for SBA loans began to deteriorate in response to the credit crisis.  As a result of the economic conditions, Unity elected to close its SBA loan production offices outside of its New York, New Jersey and Pennsylvania primary trade areas. Unity has and will continue to offer these products in its trade area as an additional credit product for banking customers within its trade area.  This decision resulted in lower levels of noninterest income during the first two quarters of 2009 and will likely reduce noninterest income for the foreseeable future.

    In addition, noninterest income was impacted by an other-than-temporary impairment ("OTTI") charge taken during the second quarter of 2009.  The Company took an impairment charge of $1.7 million on two pooled bank trust preferred securities, due to declines in their market value and the uncertainty that they would recover their book value.  Changes in the credit worthiness of the underlying issuers may result in additional OTTI charges and realized losses in the future.

    Noninterest income (loss) was $(907) thousand for the three months ended June 30, 2009, a decrease of $1.9 million compared with the same period in 2008.  For the six months ended June 30, 2009, noninterest income was $441 thousand, a decrease of $2.0 million, compared to the six months ended June 30, 2008.  The components of noninterest income (loss) are as follows:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(In thousands)	2009	2008	Change	2009	2008	Change
Service charges on deposit accounts	$335	$341	(1.8)%	$665	$661	0.6%
Service and loan fee income	294	302	(2.6)	547	602	(9.1)
Bank-owned life insurance	55	53	3.8	110	104	5.8
Gain on sale of mortgage loans	49	-	NM	113	21	NM
Gain on sales of SBA loans held for sale, net	-	417	NM	29	993	NM
Net other-than-temporary impairment charges on securities	(1,749)	(255)	NM	(1,749)	(255)	NM
Net security gains	2	49	NM	517	119	NM
Other income	107	121	(11.6)	209	238	(12.2)
Total noninterest income (loss)	$(907)	$1,028	(188.2)%	$441	$2,483	(82.2	) %
NM = not meaningful

    Service charges on deposit accounts were relatively flat for the six months ended June 30, 2009 when compared to the same period a year ago, and decreased $6 thousand for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  This slight decrease during the quarter was due to decreased overdraft fees, partially offset by increased commercial analysis fees.

    Service and loan fee income was relatively flat quarter over quarter but decreased $55 thousand for the six month period ended June 30, 2009 when compared to the same period a year ago.  The decrease in loan and servicing fees was the result of significantly lower levels of loan processing fee income, partially offset by increased loan prepayment fees, letter of credit fees, and late charges on SBA loans.

    Bank owned life insurance income totaled $55 thousand and $110 thousand for the three and six months ended June 30, 2009.  These amounts are flat compared to the same periods in the prior year.

    Net gains on mortgage loan sales were $49 thousand for the quarter-ended June 30, 2009 compared to zero gains reported during the second quarter of 2008.  For the six months ended June 30, 2009, gains on mortgage loan sales increased $92 thousand from the prior year.  The increase was due to the increased volume of mortgage loans sold, which amounted to $8.7 million for the six months ended June 30, 2009 compared to $1.7 million for the prior year's period.

    There were no SBA loans sales during the second quarter of 2009.  For the six months ended June 30, 2009, net gains on SBA loan sales decreased significantly to $29 thousand compared to $993 thousand for the six months ended June 30, 2008, as a result of a substantially lower volume of loans sold and lower premiums on these sales due to market conditions.  SBA loan sales totaled $838 thousand for the six months ended June 30, 2009, compared to $19.9 million for six months ended June 30, 2008.  Management believes that net gains on SBA loans will remain at this lower level for the foreseeable future.

    OTTI charges on securities amounted to $1.7 million for the three and six months ended June 30, 2009, compared to $255 thousand for the three and six months ended June 30, 2008.  At June 30, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities.  Due to the declines in their market value and the uncertainty that they would recover their book value, the Company took an impairment charge of $1.7 million on these securities at June 30, 2009.   The securities, which had a cost basis of $3.0 million, had been previously written down by approximately $306 thousand in December of 2008.  After the above charge, the two issues of pooled trust preferred securities have a remaining book value of approximately $929 thousand.  At June 30, 2008, the Company took a $222 thousand impairment charge on three Federal Home Loan Mortgage Corporation ("FHLMC") perpetual callable preferred securities and a $33 thousand impairment charge on a bank stock investment due to their declines in market value and the uncertainty that they would recover their book value.

    Net security gains of $2 thousand and $517 thousand were realized during the three and six months ended June 30, 2009, respectively, compared to net gains of $49 thousand and $119 thousand during the prior year's comparable periods.  The gains in 2009 were the result of the sale of approximately $20 million of fixed income securities.  The gains in 2008 were primarily due to the sale of fixed rate agency securities.

    Other noninterest income decreased $14 thousand and $29 thousand for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year, primarily due to lower loan referral fees and annuity commissions.

Noninterest Expense

    In response to the challenging economic environment which began in 2008, the Company took several steps to reduce its operating expenses.  The primary cost reduction mechanism was the significant reduction in staffing related to closing our SBA loan production offices outside of our primary trade areas in the fourth quarter of 2008.  The effect of this reduction in head-count can be seen in the 11.7 percent decrease in compensation and benefits expense year to date versus the prior year to date.   Unfortunately, this and other cost cutting strategies were partially offset by the large increase in FDIC insurance premiums during the year, as well as a special assessment designed to recapitalize the Deposit Insurance Fund.  Total noninterest expense increased $586 thousand or 10.4 percent to $6.2 million for the three months ended June 30, 2009 compared to a year ago.   For the six months ended June 30, 2009, noninterest expense increased $381 thousand or 3.3% over the prior year.  The components of noninterest expense are detailed below:

	Three months ended June 30,			Six months ended June 30
			Percent			Percent
(In thousands)	2009	2008	Change	2009	2008	Change
Compensation and benefits	$2,853	$2,980	(4.3)%	$5,477	$6,200	(11.7)%
Occupancy	647	713	(9.3)	1,334	1,414	(5.7)
Processing and communications	482	544	(11.4)	1,023	1,114	(8.2)
Furniture and equipment	471	413	14.0	966	801	20.6
Professional services	260	143	81.8	506	341	48.4
Loan collection costs	180	138	30.4	379	240	57.9
Deposit insurance	708	111	NM	1,009	174	NM
Advertising	151	79	91.1	226	141	60.3
Other expenses	451	496	(9.1)	838	962	(12.9)
Total noninterest expense	$6,203	$5,617	10.4%	$11,758	$11,387	3.3%

    Compensation and benefits expense, the largest component of noninterest expense, decreased $127 thousand and $723 thousand for the three and six months ended June 30, 2009 compared to the same periods a year ago.  The decrease in compensation and benefits expense was a result of the fourth quarter 2008 staffing reductions undertaken at our SBA loan production offices, partially offset by increased bonus accruals.  Full-time equivalent employees fell to 168 at June 30, 2009, compared to 191 at June 30, 2008.

    Occupancy expense decreased $66 thousand and $80 thousand for the three and six months ended June 30, 2009 compared to the same periods a year ago due to reduced lease and leasehold improvement expenses related to the closure of our Bridgewater, NJ location during the second quarter 2008.

    Processing and communications expense decreased $62 thousand and $91 thousand for the three and six months ended June 30, 2009 compared to the same periods a year ago.  This decrease is primarily the result of cost savings initiatives put in place in the beginning of 2008 in telephone and data processing line costs as well as decreased items processing expenses upon bringing this process in house, partially offset by increased data processing expenses.

    Furniture and equipment expense increased $58 thousand and $165 thousand for the three and six months ended June 30, 2009, compared to the same periods a year ago due to increased depreciation and maintenance expenses on new equipment and software.

       Professional services increased $117 thousand and $165 thousand for the three and six months ended June 30, 2009, compared to the same periods a year ago.  The current economic environment combined with Sarbanes-Oxley related compliance has caused our expenses for all professional service areas to increase, including consulting, legal, loan review, tax review and audit fees.

    Loan collection costs increased $42 thousand and $139 thousand for the three and six months ended June 30, 2009, compared to the same periods a year ago.  The increased expenses were due to higher collection expenses associated with a larger volume of delinquent loans.

     Deposit insurance expense increased $597 thousand and $835 thousand for the three and six months ended June 30, 2009, compared to the same periods a year ago due to increased assessment rates and a special assessment charge during the second quarter of 2009.  In response to the impact of the current economic environment on the banking industry, the FDIC has significantly increased the deposit insurance assessment rates on all banks.  In addition, the FDIC imposed a special assessment to recapitalize the Deposit Insurance Fund equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  This special assessment is due on September 30, 2009 and amounts to approximately $408 thousand for the Company.  It is probable that the FDIC may vote to impose an additional special assessment later in 2009, if it is deemed necessary.

    Advertising expense increased $72 thousand and $85 thousand for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to increased deposit and loan promotions and other campaigns via newspaper, billboard and radio advertisements. Additional advertising expenses have been incurred as the Company works to enhance brand recognition.

    Other operating expenses decreased $45 thousand and $114 thousand for the three and six months ended June 30, 2009, compared to the same periods a year ago due to lower employee travel, meals and entertainment fees, lower insurance costs and lower loan commitment reserve funding expenses. Year to date, there was also a decrease in office supplies and recruitment expenses, when compared to the same period in 2008.

Income Tax Expense

    For the quarter ended June 30, 2009, the Company recorded an income tax benefit of $552 thousand, compared to a tax provision of $495 thousand for the same period a year ago.  For the six months ended June 30, 2009, the Company recorded an income tax benefit of $216 thousand, compared to a tax provision of $1.1 million for the same period a year ago.  The current 2009 tax provision represents an effective tax rate of approximately 31.1 percent as compared to 32.3 percent for the prior year.  Management anticipates an effective rate of approximately 31.5 percent for the remainder of 2009.

Financial Condition at June 30, 2009

    Total assets at June 30, 2009 were $913.4 million compared to $898.3 million at year-end 2008 and $832.3 million a year ago.  These increases are attributable to investment purchases funded by new deposit growth, partially offset by a decrease in total loans.

Securities

    The Company’s securities portfolio, which consists of available for sale (“AFS”) and held to maturity (“HTM”) investments, is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.  Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase.

    AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, and mortgage-backed securities. AFS securities totaled $132.7 million at June 30, 2009, an increase of $15.4 million or 13.1 percent, compared to $117.3 million at December 31, 2008.   This net increase was the result of the following:
  $63.5 million in purchases.  During the first six months of 2009, the Company took advantage of favorable credit spreads and purchased primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”),
  $19.6 million in sales.  Sales consisted of fixed rate mortgage-backed securities and resulted in gains on sales of $517 thousand,
  $3.0 million in called agency securities,
  $24.5 million of principal pay downs,
  $156 thousand in net amortization of premiums
  $889 thousand depreciation in the market value of the portfolio.  At June 30, 2009, the portfolio had a net unrealized loss of $1.9 million, compared to a net unrealized loss of $974 thousand at the year-end 2008. These unrealized gains and losses are reflected net of tax in shareholders’ equity as other comprehensive loss.
    At June 30, 2009, available for sale securities included three callable FHLMC perpetual preferred securities with a total book value of $13 thousand.  These securities were initially classified as other-than-temporarily impaired ("OTTI") in December 2007, at which time a $607 thousand impairment charge was taken, due to declines in the market value of the securities and the uncertainty that they would recover their book value.  During 2008, additional OTTI charges of approximately $1.2 million were taken on these securities due to further declines in market value and the eventual placement of FHLMC into conservatorship.  In addition, the Company sold approximately $2.1 million in book value of these securities during 2008, resulting in a pretax loss of approximately $469 thousand.

    At June 30, 2009, the Company’s available for sale portfolio included one bank trust preferred security with a book value of $975 thousand and a market value of $398 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At June 30, 2009, the Company had not taken any OTTI adjustments on this security.  Management will continue to monitor the performance of this security and others for impairment as circumstances warrant. Changes in the credit worthiness of the underlying issuers may result in OTTI charges and realized losses in the future.

    The average balance of securities available for sale amounted to $134.5 million for the six-months ended June 30, 2009, compared to $73.7 million for the same period a year ago. The average yield earned on the available for sale portfolio decreased 29 basis points to 4.78 percent for the six-months ended June 30, 2009, compared to 5.07 percent for the same period a year ago. The weighted average life of the AFS portfolio was 4.16 years and the effective duration of the portfolio was 2.57 years at June 30, 2009, compared to 3.52 years and 2.12 years, respectively, at December 31, 2008.

    HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, and mortgage-backed securities.  HTM securities were $32.1 million at June 30, 2009, a decrease of $86 thousand or 0.3 percent, from year-end 2008.  This net decrease was the result of $2.6 million in principal pay downs and a $1.4 million writedown on two pooled bank trust preferred securities that are discussed further in the paragraph below, partially offset by $4.0 million in purchases.

    At June 30, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities that were classified as other-than-temporarily impaired due to the credit deterioration of the underlying collateral and market valuation.   A third party analysis of these securities determined that $1.7 million of the impairment was due to credit deterioration and was charged to earnings while approximately $800 thousand was non-credit related and was booked to other comprehensive income.  These two pooled trust preferred securities, which had a cost basis of $3.0 million, had been previously written down $306 thousand in December of 2008.  After the above charge the two issues of pooled trust preferred securities have a remaining book value of approximately $929 thousand.  The Company will continue to monitor the performance of these securities and others for impairment as circumstances warrant. Changes in the credit worthiness of the underlying issuers may result in additional OTTI charges and realized losses in the future.

    As of June 30, 2009 and December 31, 2008, the market value of held to maturity securities was $31.7 million and $30.1 million, respectively. The average balance of securities held to maturity amounted to $34.2 million for the six-months ended June 30, 2009, compared to $32.8 million for the same period a year ago. The average yield earned on held to maturity securities decreased 55 basis points to 4.75 percent for the six-months ended June 30, 2009, compared to 5.30 percent for the same period a year ago. The weighted average life of the HTM portfolio was 6.08 years and the effective duration of the portfolio was 3.31 years at June 30, 2009, compared to 6.45 years and 3.71 years, respectively at December 31, 2008.

    Approximately 77 percent of the total investment portfolio had a fixed rate of interest at June 30, 2009.

    Securities with a carrying value of $93.1 million and $69.9 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in pledged securities is $2.9 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

    The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of Small Business Administration (“SBA”), SBA 504, commercial, residential mortgage and consumer loans. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

    Total loans decreased $20.6 million or 3.0 percent to $665.3 million at June 30, 2009, compared to $685.9 million at year-end 2008 due to declines in all loan product lines except for SBA loans and consumer loans, which remained relatively flat.  The decline is a direct result of the economic downturn and low consumer and business confidence levels, and reflects the impact of loans sales and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve. In general, banks are lending less because consumers and businesses are demanding less credit.

    The following table sets forth the loan portfolio concentration by major category:

(In thousands)	June 30, 2009		December 31, 2008
	Balance	Percent	Balance	Percent
SBA	$105,318	16%	$105,308	15%
SBA 504	72,619	11	76,802	11
Commercial	299,411	45	308,165	45
Resdiential mortgage	125,466	19	133,110	20
Consumer	62,517	9	62,561	9
Total loans	$665,331	100%	$685,946	100%

    Average loans increased $62.5 million or 10.2 percent from $610.4 million for the six-months ended June 30, 2008, to $672.9 million for the same period in 2009.  The increase in average loans was due to growth in all segments of the portfolio, the largest increase being residential mortgages of $49.5 million. The yield on the loan portfolio fell 90 basis points to 6.27 percent for the six-months ended June 30, 2009, compared to 7.17 percent for the same period in 2008. This reduced yield throughout the loan portfolio reflects the re-pricing of variable rate, prime-based loan products such as SBA loans and home equity lines of credit as rates fell during the period.  The Prime rate fell 175 basis points since June 30, 2008 and has remained at 3.25 percent since December 2008.

    SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, were historically sold in the secondary market by the Company with the nonguaranteed portion held in the portfolio as a loan held for investment.  However, during the third quarter of 2007, the Company announced a strategic decision to begin retaining a portion of its SBA 7(a) program loans in its portfolio, rather than selling them into the secondary market.  During the third and fourth quarters of 2008, as a result of the significant reduced premiums and the recent credit crisis, the Company closed all SBA production offices outside of its New Jersey, Pennsylvania and New York primary trade area.  Consequently, management believes that there will be a significant decline in the volume of new SBA loans and gains on SBA loans will decline substantially for the foreseeable future.

    SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $23.2 million at June 30, 2009, an increase of $980 thousand from $22.2 million at December 31, 2008.  SBA 7(a) loans held to maturity amounted to $82.2 million at June 30, 2009, a decrease of $970 thousand from $83.1 million at December 31, 2008. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.12 percent for the six-months ended June 30, 2009, compared to 8.73 percent for the same period a year ago.

    At June 30, 2009, SBA 504 loans totaled $72.6 million, a decrease of $4.2 million from $76.8 million at December 31, 2008. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans. The yield on SBA 504 loans was 6.72 percent for the six- months ended June 30, 2009, compared to 7.59 percent for the same period a year ago.

    Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $299.4 million at June 30, 2009, a decrease of $8.8 million from $308.2 million at year-end 2008. This decrease can be attributed to principals paydowns on these loans with minimal new loan volume.  The yield on commercial loans was 6.67 percent for the six-months ended June 30, 2009, compared to 7.08 percent for the same period a year ago. The commercial portfolio is expected to remain relatively flat for the remainder of 2009.

    Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $125.5 million at June 30, 2009, a decrease of $7.6 million from $133.1 million at December 31, 2008. This decrease is primarily due to mortgage loan sales during the first two quarters of 2009 of $8.7 million, partially offset by new loan volume. The yield on residential mortgages was 5.76 percent for the six-months ended June 30, 2009, compared to 5.93 percent for the same period in 2008. Significant growth occurred in this portfolio during the second half of 2008 due to a new relationship with an established builder of high end residential properties.  The Company expects this growth to slow during 2009 due to current market conditions.

    Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $62.5 million at June 30, 2009, a decrease of $44 thousand from $62.6 million at year-end 2008. The yield on consumer loans was 5.12 percent for the six-months ended June 30, 2009, compared to 6.05 percent for the same period a year ago.  The portfolio is expected to remain flat for the remainder of 2009.

    In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk.  Interest-only loans, loans with high loan-to-value ratios, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products.  However, these products are not material to the Company’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.  Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio.

    Also, the majority of the Company's loans are secured by real estate.  The declines in the market values of real estate in the Company's trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, 85 percent of SBA 7(a) loans are secured by commercial mortgages, 12 percent by other commercial loans and 3 percent by construction and land development.  Commercial mortgages secure 99 percent of all SBA 504 loans with only 1 percent secured by construction and land development.  Approximately 98 percent of consumer loans are secured by owner-occupied residential mortgages, with the other 3 percent secured by automobiles or other.  The detailed allocation of the Company's commercial loan portfolio collateral as of June 30, 2009 is shown in the table below:

(In thousands)
Portfolio Collateral	Concentration
	Balance	Percent
Commercial mortgages - owner occupied	$137,495	46%
Commercial mortgages - investment property	113,698	38
Construction and land development	33,433	11
Other commercial loans	14,785	5
Total commercial loans	$299,411	100%

    As of June 30, 2009, approximately 11.6 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.

Asset Quality

    Inherent in the lending function is the possibility a customer may not perform in accordance with the contractual terms of the loan.  A borrower’s inability to pay its obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.

    Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectability of principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.

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

    The following table sets forth information concerning nonaccrual loans and nonperforming assets at each of the periods indicated:

(In thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Nonperforming loans
SBA 7(a) (1)	$6,943	$4,228	$2,544
SBA 504	4,375	4,600	2,117
Commercial	5,475	5,247	822
Residential mortgage	5,720	1,808	855
Consumer	261	237	283
Total nonperforming loans	22,774	16,120	6,621
OREO	466	710	266
Total nonperforming assets	23,240	16,830	6,887
Past due 90 days or more and still accruing interest
SBA 7(a)	-	332	-
SBA 504	-	-	-
Commercial	757	146	76
Residential mortgage	-	2,058	-
Consumer	24	-	-
Total	781	2,536	76
Nonperforming loans to total loans	3.42%	2.35%	1.03%
Nonperforming assets to total loans and OREO	3.49%	2.45%	1.07%
Nonperforming assets to total assets	2.54%	1.87%	0.83%
(1) Amount of nonperforming loans guaranteed by the Small Business Administration	$3,214	$1,983	$686

    The current state of the economy largely impacts the Company's level of delinquent and nonperforming loans.  The recession that began in 2008 continues to put a strain on the Company's borrowers and their ability to pay their loan obligations.  Unemployment rates are at the highest level in 25 years and are expected to increase.  Unemployment and flat wages have caused consumer spending and demand for goods to decline, impacting the profitability of small businesses.  Consequently, the Company's nonperforming loans have increased this quarter albeit at a lower rate of increase than in the first quarter of 2009.

    Nonperforming loans amounted to $22.8 million at June 30, 2009, an increase of $6.7 million from year-end 2008.  This increase was due primarily to the SBA 7(a) and residential mortgage portfolios, most of which are secured by real estate.  The rate at which nonperforming loans are increasing slowed during the second quarter of 2009 compared to the first quarter of 2009.  The increase from March 31, 2009 to June 30, 2009 was 14.5%, compared to 23.0% from December 31, 2008 to March 31, 2009.  Included in nonperforming loans at June 30, 2009, are approximately $3.2 million of loans guaranteed by the SBA, compared to $2.0 million at December 31, 2008.  In addition, there were $781 thousand and $2.5 million in loans past due 90 days or more and still accruing interest at June 30, 2009 and December 31, 2008, respectively.

    Other real estate owned ("OREO") properties totaled $466 thousand at June 30, 2009, a decrease of $244 thousand from $710 thousand at year-end 2008.

    Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.7 million at June 30, 2009, a decrease of $1.0 million from December 31, 2008.

    Troubled debt restructurings occur when a creditor for economic or legal reasons related to a debtor's financial condition grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate.  At June 30, 2009, there were three loans totaling $7.8 million that were classified as troubled debt restructurings by the Company.  These loans are not included in the nonperforming or potential problem loan figures listed above.

Allowance for Loan Losses

    Management reviews the level of the allowance for loan losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  Specific reserves are made to significant individual impaired loans, which have been defined to include all nonaccrual loans.  The general reserve is set based upon the historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

    During 2009, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio and changes to some of the environmental factors noted above.  The inherent credit risk was evidenced by the increase in nonperforming loans during the year, as the downturn in the economy impacted borrowers' abilities to pay and factors, such as a weakened housing market, eroded the value of underlying collateral.  In addition, net charge-offs increased during the quarter and year-to-date as the Company proactively addressed these issues.

    The allowance for loan losses totaled $10.7 million, $10.3 million and $8.9 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively, with a resulting allowance to total loan ratios of 1.60 percent, 1.51 percent and 1.39 percent, respectively.  Net charge-offs amounted to $1.1 million for the three months ended June 30, 2009, compared to $355 thousand for the three months ended June 30, 2008.  Net charge-offs amounted to $2.7 million for the six months ended June 30, 2009, compared to $538 thousand for the six months ended June 30, 2008.  The increase in net charge-offs was primarily related to the SBA 7(a), SBA 504, and commercial loan portfolios, most of which is secured by real estate.

    The following is a reconciled summary of the allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

Allowance for Loan Loss Activity	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Balance, beginning of period	$10,307	$8,650	$10,326	$8,383
Provision charged to expense	1,500	650	3,000	1,100

Charge-offs:
SBA	323	249	1,429	513
SBA 504	112	-	312	-
Commercial	798	60	1,047	60
Residential mortgage	33	-	91	25
Consumer	11	56	11	62
Total charge-offs	1,277	365	2,890	660

Recoveries:
SBA	56	5	89	65
SBA 504	-	-	5	-
Commercial	79	4	132	6
Residential mortgage	-	-	-	-
Consumer	-	1	3	51
Total recoveries	135	10	229	122
Total net charge-offs	1,142	355	2,661	538
Balance, end of period	10,665	$8,945	10,665	$8,945

Selected loan quality ratios:
Net charge-offs to average loans (annualized)	0.34%	0.12%	0.80%	0.18%
Allowance for loan losses to total loans at period end	1.60%	1.39%	1.60%	1.39%
Allowance for loan losses to nonperforming loans	46.83%	135.10%	46.83%	135.10%

Deposits

    Deposits, which include noninterest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

    During the first six months of 2009, total deposits increased $24.6 million to $731.8 million at June 30, 2009, from $707.1 million at December 31, 2008.  The increase in deposits was primarily the result of a $77.0 million increase in savings deposits and a $9.5 million increase in noninterest-bearing demand deposits, partially offset by a $59.7 million decrease in time deposits and a $2.2 million decrease in interest-bearing demand deposits.  The increase in savings deposits and decline in time deposits was due to the migration of deposits into our new savings product.  This, combined with the Company's new sales initiatives and efforts by branch personnel and administration to bring in deposit relationships, resulted in increased noninterest-bearing demand deposits period over period.

    This activity has resulted in a favorable shift in our deposit concentration from 19 percent savings and 58 percent time deposits at December 31, 2008, to 29 percent savings and 48 percent time deposits at June 30, 2009.   The concentration of demand deposits equaled 11 percent and interest-bearing demand deposits equaled 12 percent at June 30, 2009 and December 31, 2008, respectively.  The Company anticipates a continued migration of deposits from time deposits to savings products throughout 2009.

Borrowed Funds and Subordinated Debentures

    Borrowed funds and subordinated debentures totaled $110.5 million at June 30, 2009, a decrease of $10.0 million or 8.3 percent from December 31, 2008. This net decrease was due to the maturity of a repurchase agreement.  As of June 30, 2009, the Company was a party to the following borrowed funds and subordinated debenture transactions:

(In thousands)	June 30, 2009	December 31, 2008
FHLB Borrowings:
Overnight line of credit	$10,000	$10,000
Fixed rate advances	40,000	40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	25,000
Subordinate debentures	15,465	15,465

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

    The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2009, is a decline of 0.64 percent in a rising-rate environment and an decrease of 0.90 percent in a falling-rate environment.  Both variances are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2008, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.19 percent in a rising-rate environment and an decrease of 1.39 percent in a falling-rate environment.

 Operating, Investing, and Financing Cash

    Cash and cash equivalents amounted to $54.5 million at June 30, 2009, an increase of $20.1 million from December 31, 2008.  Net cash provided by operating activities for the six months ended June 30, 2009, amounted to $2.5 million, primarily due to proceeds from the sale of mortgage loans, offset by originations of loans held for sale and net losses from operations.  Net cash provided by investing activities amounted to $3.4 million for the six months ended June 30, 2009, primarily due to proceeds from the maturities and sales of securities available for sale and principal repayments on securities and loans.  Net cash used in financing activities amounted to $14.1 million for the six months ended June 30, 2009, due to increased deposits and proceeds from new borrowings, partially offset by matured and called borrowings and cash dividends paid on preferred stock.

Liquidity

    The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

    At June 30, 2009, the Parent Company had $5.6 million in cash and $99 thousand in marketable securities, valued at fair market value, compared to $6.1 million in cash and $94 thousand in marketable securities at December 31, 2008.  The decrease in cash at the Parent Company was due to the payment of preferred stock dividends to the U.S. Treasury as part of the Capital Purchase Program and other operating expenses.  Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

    At June 30, 2009, $107 million was available for additional borrowings from the FHLB and FRB of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase these lines Additional sources of liquidity are the securities available for sale and SBA loans held for sale portfolios, which were $132.7 million and $23.2 million at June 30, 2009, respectively.

    As of June 30, 2009, deposits included $15.4 million of Government deposits, as compared to $18.7 million at December 31, 2008.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $12.5 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

    At June 30, 2009, the Bank had $82.6 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $6.5 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

    The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2009
Leverage Ratio	82,822	9.30%	≥	35,622	4.00%	≥	44,527	N/A
Tier I risk-based capital ratio	82,822	11.88%	≥	27,897	4.00%	≥	41,845	N/A
Total risk-based capital ratio	91,565	13.13%	≥	55,794	8.00%	≥	69,742	N/A
As of December 31, 2008
Leverage Ratio	83,671	9.54%	≥	35,071	4.00%	≥	43,839	N/A
Tier I risk-based capital ratio	83,671	12.02%	≥	27,846	4.00%	≥	41,769	N/A
Total risk-based capital ratio	92,394	13.27%	≥	55,692	8.00%	≥	69,616	N/A

    The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of June 30, 2009
Leverage Ratio	68,753	7.73%	≥	35,583	4.00%	≥	44,478	5.00%
Tier I risk-based capital ratio	68,753	9.87%	≥	27,858	4.00%	≥	41,788	6.00%
Total risk-based capital ratio	85,984	12.35%	≥	55,717	8.00%	≥	69,646	10.00%
As of December 31, 2008
Leverage Ratio	69,049	7.88%	≥	35,043	4.00%	≥	43,804	5.00%
Tier I risk-based capital ratio	69,049	9.93%	≥	27,806	4.00%	≥	41,709	6.00%
Total risk-based capital ratio	86,259	12.41%	≥	55,612	8.00%	≥	69,514	10.00%

Shareholders’ Equity

    Shareholders' equity decreased $739 thousand, or 1.1 percent, to $67.1 million at June 30, 2009, compared to $67.8 million at December 31, 2008.  This decrease was primarily the result of a $469 thousand net loss and $510 thousand in preferred stock dividends accrued during the six months ended June 30, 2009, offset in part by $155 thousand appreciation in the market value of the securities and cash flow hedges and $133 thousand in stock related compensation expense.

    In accordance with its revised dividend policy announced during the third quarter of 2008, the Company did not declare any dividends during the six months ended June 30, 2009.    The revised dividend policy established a targeted dividend payout ratio of 20% of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The dividend would be paid once annually, in the next succeeding year.   In addition, the Company is subject to limitations on the payment of dividends related to its participation in the U.S. Treasury's Capital Purchase Plan.

    On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the six months ended June 30, 2009.  As of June 30, 2009, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  The Company has suspended its share repurchase program, as required by the U.S. Treasury's Capital Purchase Plan.

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

    At June 30, 2009 and 2008 the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(Dollars in thousands)	2009	2008
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate	1.37%	4.55%
Weighted average maturity in years	2.4	3.4
Unrealized loss relating to interest rate swaps	$(829)	$(62)

    These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month Libor) in exchange for making payments at a fixed rate.

    At June 30, 2009, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.T.     Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors

    Information regarding this item as of June 30, 2009 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    none
(b)    none
(c)    none

Item 3.  Defaults Upon Senior Securities-None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)           Election of Directors –  The following Director were elected to a three-year term at the Company’s 2009 Annual Meeting held on April 23, 2009, expiring at the Company's Annual Meeting in 2012.

Director	Shares “For”	% “For”	Shares “Withheld”	% “Withheld”
Dr. Mark S. Brody	5,845,274	98.2%	106,273	1.8%
Charles S. Loring	5,775,265	97.0%	176,282	3.0%
Raj Patel	5,303,397	89.1%	648,150	10.9%

(b)           To consider and approve the following advisory (non-binding) proposal:  "Resolved, that the shareholders approve the compensation of the Company's executive officers as described in the tabular disclosure regarding named executive officer compensation (together with the accompanying narrative disclosure) in this proxy.":

Shares "For"	% “For	Shares "Withheld"	% "Withheld"
5,181,033	92.3%	432,038	7.7%

Item 5.  Other Information - None

Item 6.  Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
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

UNITY BANCORP, INC.

Dated: August 12, 2009	/s/ Alan J. Bedner, Jr.
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