Form 10-Q
period 2009-09-30
UNITY BANCORP INC /NJ/
filed 2009-11-10
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2009 common stock, no par value: 7,119,438 shares outstanding

Part 1 - Consolidated Financial Information
Item 1 - Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS
Cash and due from banks	$17,035	$18,902	$21,987
Federal funds sold and interest-bearing deposits	48,853	15,529	29,356
Cash and cash equivalents	65,888	34,431	51,343
Securities:
Available for sale	140,906	117,348	70,144
Held to maturity (fair value of $30,396, $30,088 and $27,063, respectively)	30,595	32,161	29,266
Total securities	171,501	149,509	99,410
Loans:
SBA held for sale	21,364	22,181	19,863
SBA held to maturity	79,342	83,127	82,551
SBA 504	71,432	76,802	82,227
Commercial	298,019	308,165	311,988
Residential mortgage	124,313	133,110	128,216
Consumer	62,050	62,561	60,178
Total loans	656,520	685,946	685,023
Less: Allowance for loan losses	12,445	10,326	9,913
Net loans	644,075	675,620	675,110
Premises and equipment, net	11,911	12,580	12,475
Bank owned life insurance	5,946	5,780	5,727
Federal Home Loan Bank stock	4,677	4,857	5,307
Accrued interest receivable	4,230	4,712	4,364
Goodwill and other intangibles	1,563	1,574	1,577
Loan servicing asset	977	1,503	1,721
Other assets	11,921	7,744	7,049
Total Assets	$922,689	$898,310	$864,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$83,534	$74,090	$82,167
Interest-bearing demand deposits	92,401	87,046	87,587
Savings deposits	263,758	134,875	148,026
Time deposits, under $100,000	209,050	270,275	274,845
Time deposits, $100,000 and over	101,922	140,831	92,055
Total deposits	750,665	707,117	684,680
Borrowed funds	85,000	105,000	115,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	797	805	869
Accrued expenses and other liabilities	3,377	2,120	1,530
Total Liabilities	855,304	830,507	817,544
Commitments and contingencies	-	-	-

Shareholders' equity:
Preferred stock, no par value, 500 shares authorized	18,418	18,064	-
Common stock, no par value, 12,500 shares authorized	55,351	55,179	52,453
Retained earnings (deficit)	(1,253)	1,085	591
Treasury stock at cost	(4,169)	(4,169)	(4,169)
Accumulated other comprehensive loss, net of tax	(962)	(2,356)	(2,336)
Total Shareholders' Equity	67,385	67,803	46,539
Total Liabilities and Shareholders' Equity	$922,689	$898,310	$864,083

Preferred shares	21	21	-
Issued common shares	7,544	7,544	7,535
Outstanding common shares	7,119	7,119	7,110

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$32	$113	$78	$404
Federal Home Loan Bank stock	101	58	219	234
Securities:
Available for sale	1,482	907	4,670	2,714
Held to maturity	389	381	1,167	1,216
Total securities	1,871	1,288	5,837	3,930
Loans:
SBA	1,498	2,043	4,668	6,399
SBA 504	1,147	1,424	3,663	4,134
Commercial	4,973	5,453	15,040	16,145
Residential mortgage	1,772	1,720	5,419	4,008
Consumer	791	866	2,383	2,613
Total loan interest income	10,181	11,506	31,173	33,299
Total interest income	12,185	12,965	37,307	37,867
INTEREST EXPENSE
Interest-bearing demand deposits	264	404	801	1,120
Savings deposits	1,032	774	2,588	3,041
Time deposits	2,950	3,553	10,084	9,779
Borrowed funds and subordinated debentures	1,081	1,152	3,344	3,372
Total interest expense	5,327	5,883	16,817	17,312
Net interest income	6,858	7,082	20,490	20,555
Provision for loan losses	3,000	2,100	6,000	3,200
Net interest income after provision for loan losses	3,858	4,982	14,490	17,355
NONINTEREST INCOME (LOSS)
Service charges on deposit accounts	373	381	1,038	1,042
Service and loan fee income	398	334	946	936
Bank owned life insurance	56	53	166	157
Gain on sale of mortgage loans	71	-	184	21
Gain on sale of SBA loans held for sale, net	-	215	29	1,208
Total other-than-temporary impairment charge on securities	-	(946)	(2,555)	(1,201)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	806	-
Net other-than temporary impairment charge recognized in earnings	-	(946)	(1,749)	(1,201)
Net security gains (losses)	158	(512)	675	(393)
Other income	106	131	316	369
Total noninterest income (loss)	1,162	(344)	1,605	2,139
NONINTEREST EXPENSE
Compensation and benefits	2,909	2,948	8,386	9,148
Occupancy	595	688	1,929	2,102
Processing and communications	531	554	1,554	1,668
Furniture and equipment	414	423	1,381	1,224
Professional services	274	285	780	626
Loan collection costs	315	206	694	446
Deposit insurance	351	117	1,361	291
Advertising	147	158	373	299
Other expenses	574	400	1,411	1,362
Total noninterest expense	6,110	5,779	17,869	17,166
Income (loss) before provision for income taxes	(1,090)	(1,141)	(1,774)	2,328
Provision (benefit) for income taxes	(343)	(139)	(559)	982
Net (loss) income	(747)	(1,002)	(1,215)	1,346
Preferred stock dividends and discount accretion	372	-	1,123	-
Income available (loss attributable) to common shareholders	$(1,119)	$(1,002)	$(2,338)	$1,346

Net income (loss) per common share - Basic	$(0.16)	$(0.14)	$(0.33)	$0.19
- Diluted	(0.16)	(0.14)	(0.33)	0.19
Weighted average common shares outstanding - Basic	7,119	7,107	7,119	7,091
- Diluted	7,119	7,107	7,119	7,268

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
        Consolidated Statements of Changes in Shareholders’ Equity
   For the nine months ended September 30, 2009 and 2008
              (Unaudited)

	Preferred	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(In thousands)	Stock	Shares	Amount	Earnings	Stock	Loss	Equity
Balance, December 31, 2007	$-	7,063	$49,447	$2,472	$(4,169)	$(490)	$47,260
Comprehensive income:
Net income				1,346			1,346
Unrealized losses on securities, net of tax						(1,727)	(1,727)
Unrealized losses on cash flow hedge derivatives, net of tax						(119)	(119)
Total comprehensive loss							(500)
Dividends on common stock ($.10 per share)				(692)			(692)
5% stock dividend, including cash-in-lieu			2,532	(2,535)			(3)
Issuance of common stock:
Stock issued, including related tax benefits		34	240				240
Stock-based compensation		13	234				234
Balance, September 30, 2008	$-	7,110	$52,453	$591	$(4,169)	$(2,336)	$46,539

						Accumulated
				Retained		Other	Total
	Preferred	Common Stock		Earnings	Treasury	Comprehensive	Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Loss	Equity
Balance, December 31, 2008	$18,064	7,119	$55,179	$1,085	$(4,169)	$(2,356)	$67,803
Comprehensive income:
Net loss				(1,215)			(1,215)
Noncredit unrealized losses on held to maturity debt securities, net of tax						(532)	(532)
Unrealized gains on securities, net of tax						1,841	1,841
Unrealized gains on cash flow hedge derivatives, net of tax						85	85
Total comprehensive income							179
Accretion of discount on preferred stock	354			(354)			-
Dividends on preferred stock (5% annually)				(769)			(769)
Issuance of common stock:
Stock issued, including related tax benefits			(51)				(51)
Stock-based compensation			223				223
Balance, September 30, 2009	$18,418	7,119	$55,351	$(1,253)	$(4,169)	$(962)	$67,385

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the nine months ended
(In thousands)	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES:
Net (loss) income	$(1,215)	$1,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6,000	3,200
Net amortization of purchase premiums and discounts on securities	327	55
Depreciation and amortization	1,115	626
Deferred income tax benefit	(2,091)	(1,515)
Other-than-temporary impairment charges on securities	1,749	1,201
Net security (gains) losses	(675)	393
Stock compensation expense	223	234
Gain on sale of SBA loans held for sale, net	(29)	(1,208)
Gain on sale of mortgage loans	(184)	(21)
Loss on disposal of fixed assets	-	28
Origination of mortgage loans held for sale	(15,700)	(1,739)
Origination of SBA loans held for sale	(1,910)	(25,846)
Proceeds from the sale of mortgage loans held for sale, net	15,884	1,760
Proceeds from the sale of SBA loans held for sale, net	867	26,041
Net change in other assets and liabilities	1,960	110
Net cash provided by operating activities	6,321	4,665
INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,036)	(2,782)
Purchases of securities available for sale	(87,708)	(30,337)
Purchases of Federal Home Loan Bank stock, at cost	(8,469)	(1,362)
Maturities and principal payments on securities held to maturity	4,096	9,098
Maturities and principal payments on securities available for sale	39,665	15,757
Proceeds from sales of securities available for sale	26,048	3,696
Proceeds from the redemption of Federal Home Loan Bank stock	8,649	450
Proceeds from the sale of other real estate owned	1,171	353
Net decrease (increase) in loans	23,245	(96,066)
Proceeds from the sale of premises and equipment	-	263
Purchases of premises and equipment	(305)	(1,326)
Net cash provided by (used in) investing activities	2,356	(102,257)
FINANCING ACTIVITIES
Net increase in deposits	43,548	83,412
Proceeds from new borrowings	22,000	35,000
Repayments of borrowings	(42,000)	(5,000)
Proceeds from the issuance of common stock	(51)	240
Cash dividends paid on preferred stock	(717)	-
Cash dividends paid on common stock	-	(1,028)
Net cash provided by financing activities	22,780	112,623
Increase in cash and cash equivalents	31,457	15,031
Cash and cash equivalents at beginning of period	34,431	36,312
Cash and cash equivalents at end of period	$65,888	$51,343

SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$16,825	$17,078
Income taxes paid	1,035	1,391
Noncash investing activities:
Transfer of AFS securities to HTM securities	-	1,860
Transfer of AFS SBA loans to HTM SBA loans	1,890	5,790
Transfer of loans to other real estate owned	3,242	565

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2009

 NOTE 1. Significant Accounting Policies

    The accompanying consolidated financial statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s loan portfolio.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Standards Codification

    The Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles ("GAAP") applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF") and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Stock Transactions

    The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

    The Company’s incentive and nonqualified option plans permit the Board to set vesting requirements.  Grants issued to date generally vest over 3 years and must be exercised within 10 years of the date of the grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2009, 1,520,529 shares have been reserved for issuance upon the exercise of options, 833,612 option grants are outstanding, and 572,271 option grants have been exercised, forfeited or expired, leaving 114,646 shares available for grant.

    The Company did not grant any options during the three months and nine months ended September 30, 2009.  Comparatively, 5,000 and 47,263 options were granted during the three months and nine months ended September 30, 2008, respectively.  The fair value of the options granted during 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of shares granted	-	5,000	-	47,263
Weighted average exercise price	$-	6.12	$-	$7.44
Weighted average fair value	$-	1.42	$-	$1.58
Expected life	-	3.99	-	3.82
Expected volatility	-%	34.14	-%	31.33%
Risk-free interest rate	-%	3.15	-%	2.51%
Dividend yield	-%	3.27	-%	2.59%

    Transactions under the Company's stock option plans during the nine months ended September 30, 2009 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	872,274	$5.94
Options expired	(37,395)	8.02
Options forfeited	(1,267)	5.38
Outstanding at September 30, 2009	833,612	$5.85	4.4	$360,793
Exercisable at September 30, 2009	656,762	$5.82	3.3	$331,993

    FASB ASC Topic 718, "Compensation - Stock Compensation," requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $43 thousand and $38 thousand for the three months ended September 30, 2009 and 2008, respectively.  The related income tax benefit was approximately $18 thousand and $16 thousand for each of the three months ended September 30, 2009 and 2008, respectively.  Compensation expense related to stock options totaled $115 thousand and $105 thousand for the nine months ended September 30, 2009 and 2008, respectively.  The related income tax benefit was approximately $54 thousand and $45 thousand for each of the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was approximately $185 thousand of unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the Company’s stock incentive plans.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

    There were no options exercised during the three months and nine months ended September 30, 2009 or the three months ended September 30, 2008; consequently, no intrinsic value was realized.  During the nine months ended September 30, 2008, there were 536 shares exercised with a related intrinsic value (spread between the market value and exercise price) of $1 thousand.

Restricted Stock Awards

    Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  There were no restricted stock awards granted during the three months and nine months ended September 30, 2009.   There were 1,500 restricted share awards with an average grant date fair value of $6.12 and 14,100 restricted share awards with an average grant date fair value of $7.43 granted during the three months and nine months ended September 30, 2008, respectively.

    Compensation expense related to the restricted stock awards totaled $46 thousand and $45 thousand for the three months ended September 30, 2009 and 2008, respectively.    Compensation expense related to the restricted stock awards totaled $108 thousand and $129 thousand for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 there was approximately $182 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company's stock incentive plans.  The cost is expected to be recognized over a weighted average period of 1.8 years.

    As of September 30, 2009, 121,551 shares of restricted stock were reserved for issuance, of which 44,508 shares are available for grant.

   The following table summarizes nonvested restricted stock award activity for the nine months ended September 30, 2009:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2008	50,424	$9.76
Granted	-	-
Vested	(15,418)	11.30
Forfeited	-	-
Nonvested restricted stock at September 30, 2009	35,006	$9.08

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of September 30, 2009, all of the Company's derivative instruments qualified as hedging instruments.

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

    Interest is credited to operations primarily based upon the principal amount outstanding.  When management believes there is sufficient doubt as to the ultimate collectability of interest on any loan, interest accruals are discontinued and all past due interest, previously recognized as income, is reversed and charged against current period earnings.  Payments received on nonaccrual loans are applied as principal.  Loans are returned to an accrual status when collectability is reasonably assured and when the loan is brought current as to principal and interest.

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

    The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonaccrual loans.  Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan’s effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

    Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.

    The Company originates loans to customers under an SBA program that generally provides for SBA guarantees up to 90 percent of each loan.  In the past, the Company generally sold the guaranteed portion of its SBA loans to a third party and retained the servicing, holding the nonguaranteed portion in its portfolio.  However, during the third quarter of 2007, the Company announced a change in its strategy to retain more SBA loans in its portfolio due to lower premiums received on the sale of these loans.  During late 2008, the Company withdrew from SBA lending as a primary line of business, but continues to offer SBA loan products as an additional credit product to its customers.  If sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing asset are recognized in income.

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

    For additional information, see the sections titled "Asset Quality" and "Allowance for Loan Losses" under Item 2.  Management's Discussion and Analysis.

NOTE 2. Litigation

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

NOTE 3. Earnings per share

     Basic net income (loss) per common share is calculated as net income available (loss attributable) to common shareholders divided by the weighted average common shares outstanding during the reporting period.  Net income available (loss attributable) to common shareholders is calculated as net income (loss) less accrued dividends and discount accretion related to preferred stock.

    Diluted net income (loss) per common share is computed similarly to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.  However, when a net loss is recognized rather than net income, diluted earnings per share equals basic earnings per share.

    The following is a reconciliation of the calculation of basic and diluted earnings per share.

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$(747)	$(1,002)	$(1,215)	$1,346
Less: Preferred stock dividends and discount accretion	372	-	1,123	-
Net income available (loss attributable) to common shareholders	$(1,119)	$(1,002)	$(2,338)	$1,346
Weighted-average common shares outstanding (basic)	7,119	7,107	7,119	7,091
Plus: Effect of dilutive securities	-	-	-	177
Weighted-average common shares outstanding (diluted)	7,119	7,107	7,119	7,268

Net income (loss) per common share:
Basic	$(0.16)	$(0.14)	$(0.33)	$0.19
Diluted	(0.16)	(0.14)	(0.33)	0.19

Stock options and common stock warrants excluded from the earnings per share computation as their effect would have been anti-dilutive	1,385	405	1,405	387

    The number of anti-dilutive stock options and common stock warrants for the three and nine months ended September 30, 2009 include the issuance of common stock warrants to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.

NOTE 4. Income Taxes

    The Company follows FASB ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

    The Company did not recognize or accrue any interest or penalties related to income taxes during the three month and nine month periods ended September 30, 2009 and 2008.  The Company does not have an accrual for uncertain tax positions as of September 30, 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 5. Other Comprehensive Income (Loss)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2009	2008	2009	2008

Net income (loss)	$(747)	$(1,002)	$(1,215)	$1,346
Unrealized gains (losses) on available for sale securities	492	(882)	1,401	(1,362)
Noncredit unrealized losses on HTM debt securities	-	-	(806)	-
Unrealized gains (losses) on cash flow hedge derivatives	(48)	(153)	137	(192)
Income tax (expense) benefit	796	453	662	(292)
Total comprehensive income (loss)	$493	$(1,584)	$179	$(500)

NOTE 6.  Fair Value

Fair Value Measurement

    The Company follows FASB ASC Topic 820, "Fair Value Measurement and Disclosures," which requires additional disclosures about the Company's assets and liabilities that are measured at fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

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

SBA Servicing Rights –

    SBA servicing rights do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing rights using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing rights as of September 30, 2009 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18 CPR, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing rights are classified as Level 3 assets.

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

    There were no changes in the inputs or methodologies used to determine fair value during the quarter ended September 30, 2009 as compared to the quarters ended December 31, 2008 and September 30, 2008.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$9,992	$2,709	$-	$12,701
State and political subdivisions	-	3,027	-	3,027
Residential mortgage-backed securities	4,761	114,734	-	119,495
Commercial mortgage-backed securities	-	4,691	-	4,691
Collateralized debt obligations	-	388	-	388
Other equities	19	585	-	604
Total securities available for sale	14,772	126,134	-	140,906

SBA servicing assets	-	-	977	977

Financial Liabilities:
Interest rate swap agreements	-	877	-	877

	As of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$4,156	$-	$4,156
State and political subdivisions	-	2,718	-	2,718
Residential mortgage-backed securities	38,899	70,680	-	109,579
Commercial mortgage-backed securities	-	-	-	-
Collateralized debt obligations	-	318	-	318
Other equities	16	561	-	577
Total securities available for sale	38,915	78,433	-	117,348

SBA servicing assets	-	-	1,503	1,503

Financial Liabilities:
Interest rate swap agreements	-	1,013	-	1,013

    The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and 2008 are summarized as follows:

As of September 30, 2009
(In thousands)	SBA Servicing Asset
Beginning balance December 31, 2008	$1,503
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(526)
Transfers in and/or out of Level 3	-
Ending balance September 30, 2009	$977

	As of September 30, 2008
(In thousands)	Securities Available for Sale	SBA Servicing Asset
Beginning balance December 31, 2007	$2,711	$2,056
Total net gains (losses) included in:
Net income	-	-
Other comprehensive income	(851)	-
Purchases, sales, issuances and settlements, net	-	(335)
Transfers in and/or out of Level 3	(1,860)	-
Ending balance September 30, 2008	$-	$1,721

There were no gains and losses (realized and unrealized) included in earnings for Level 3 assets and liabilities held at September 30, 2009 or September 30, 2008.

Fair Value on a Nonrecurring Basis

    Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2009 and December 31, 2008.

As of September 30, 2009 (In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Loss during 9 months ended September 30, 2009
Financial Assets:
SBA loans held for sale	$-	$22,387	$-	$22,387	$-
Other real estate owned ("OREO")	-	-	2,774	2,774	150
Impaired loans	$-	$-	$21,627	$21,627	$651

As of December 31, 2008 (In thousands)	Level 1	Level 2	Level 3	Total	Total Fair Value Loss during 12 months ended December 31, 2008
Financial Assets:
SBA loans held for sale	$-	$22,733	$-	$22,733	$-
Impaired loans	$-	$-	$13,118	$13,118	$585

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

Impaired Loans -
    The fair value of impaired collateral dependent loans is derived in accordance with FASB ASC Topic 310, "Receivables."  Fair value is determined based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at September 30, 2009 was $1.6 million as compared to $726 thousand at September 30, 2008.  During the nine months ended September 30, 2009, the valuation allowance for impaired loans increased $651 thousand from $957 thousand at December 31, 2008.  During the nine months ended September 30, 2008, the valuation allowance for impaired loans increased $354 thousand from $372 thousand at December 31, 2007.

Fair Value of Financial Instruments

    FASB ASC Topic 825, "Financial Instruments," requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2009 and December 31, 2008 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
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

Standby Letters of Credit
    At September 30, 2009, the Bank had standby letters of credit outstanding of $6.4 million, as compared to $4.5 million at December 31, 2008.  The fair value of these commitments is nominal.

    The table below presents the estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$65,888	$65,888	$34,431	$34,431
Securities available for sale	140,906	140,906	117,348	117,348
Securities held to maturity	30,595	30,396	32,161	30,088
Loans, net of allowance for possible loan losses	644,075	648,133	675,620	696,966
Federal Home Loan Bank stock	4,677	4,677	4,857	4,857
SBA servicing assets	977	977	1,503	1,503
Accrued interest receivable	4,230	4,230	4,712	4,712
Financial liabilities:
Deposits	750,665	740,540	707,117	706,475
Borrowed funds and subordinated debentures	100,465	113,967	120,465	130,217
Accrued interest payable	797	797	805	805
Interest rate swap agreements	877	877	1,013	1,013

Note 7. Securities

   The following table provides the major components of securities available for sale and held to maturity at amortized cost and estimated fair value at September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
US Government sponsored entities	$12,676	$26	$(1)	$12,701	$4,132	$27	$(3)	$4,156
State and political subdivisions	2,946	81	-	3,027	2,946	-	(228)	2,718
Residential mortgage-backed securities	118,847	1,784	(1,136)	119,495	109,630	992	(1,043)	109,579
Commercial mortgage-backed securities	4,652	50	(11)	4,691	-	-	-	-
Collateralized debt obligations	976	-	(588)	388	975	-	(657)	318
Other equities	626	4	(26)	604	639	-	(62)	577
Total securities available for sale	$140,723	$1,945	$(1,762)	$140,906	$118,322	$1,019	$(1,993)	$117,348
Securities held to maturity:
US Government sponsored entities	$2,000	$93	$-	$2,093	$2,000	$119	$-	$2,119
State and political subdivisions	3,156	46	(28)	3,174	3,157	-	(251)	2,906
Residential mortgage-backed securities	20,912	433	(881)	20,464	25,450	193	(880)	24,763
Commercial mortgage-backed securities	4,420	217	-	4,637	-	-	-	-
Collateralized debt obligations	107	-	(79)	28	1,554	-	(1,254)	300
Total securities held to maturity	$30,595	$789	$(988)	$30,396	$32,161	$312	$(2,385)	$30,088

    The table below provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2009 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$587	3.78%	$9,099	3.34%	$3,015	5.39%	$12,701	3.85%
State and political subdivisions	-	-	-	-	286	3.82	2,741	3.91	3,027	3.91
Residential mortgage-backed securities	-	-	1,794	3.68	16,299	4.36	101,402	4.52	119,495	4.49
Commercial mortgage-backed securities	-	-	-	-	-	-	4,691	6.50	4,691	6.50
Collateralized debt obligations	-	-	-	-	-	-	388	1.07	388	1.07
Other equities	-	-	-	-	-	-	604	4.14	604	4.14
Total securities available for sale	$-	-%	$2,381	3.70%	$25,684	3.95%	$112,841	4.60%	$140,906	4.49%
Held to maturity at cost:
US Government sponsored entities	$-	-%	$2,000	5.00%	$-	-%	$-	-%	$2,000	5.00%
State and political subdivisions	-	-	-	-	-	-	3,156	4.46	3,156	4.46
Residential mortgage-backed securities	-	-	1,225	4.37	5,725	4.75	13,962	5.28	20,912	5.08
Commercial mortgage-backed securities	-	-	-	-	-	-	4,420	5.49	4,420	5.49
Collateralized debt obligations	-	-	-	-	-	-	107	-	107	-
Total securities held to maturity	$-	-%	$3,225	4.76%	$5,725	4.75%	$21,645	5.18%	$30,595	5.05%

    The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 are as follows:

	Total Number in	Less than 12 months		Greater than 12 months		Total
(In thousands)	Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2009
U.S. Government sponsored entities	4	$89	$(1)	$10	$-	$99	$(1)
State and political subdivisions	2	-	-	1,032	(28)	1,032	(28)
Residential mortgage-backed securities	35	18,876	(400)	10,120	(1,617)	28,996	(2,017)
Commercial mortgage-backed securities	1	1,985	(11)	-	-	1,985	(11)
Collateralized debt obligations	3	15	(9)	417	(658)	432	(667)
Other equities	2	-	-	534	(26)	534	(26)
Total temporarily impaired investments	47	$20,965	$(421)	$12,113	$(2,329)	$33,078	$(2,750)

December 31, 2008
U.S. Government sponsored entities	3	$2,110	$(3)	$11	$-	$2,121	$(3)
State and political subdivisions	18	5,624	(479)	-	-	5,624	(479)
Residential mortgage-backed securities	59	32,113	(1,024)	11,668	(899)	43,781	(1,923)
Commercial mortgage-backed securities	-	-	-	-	-	-	-
Collateralized debt obligations	3	-	-	618	(1,911)	618	(1,911)
Other equities	4	82	(34)	472	(28)	554	(62)
Total temporarily impaired investments	87	$39,929	$(1,540)	$12,769	$(2,838)	$52,698	$(4,378)

   Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the investment and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity, and for equity securities, the Company's ability and intent to hold the security for a period of time that allows for recovery in value.   The unrealized losses in each of these categories are discussed in the paragraphs that follow:

   U.S. Government sponsored entities and state and political subdivision securities:  The unrealized losses on investments in securities were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.

   Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.

   Collateral debt obligations:  The unrealized losses on collateral debt obligations were caused by increases in interest rate spreads.  The contractual terms of the bonds do not allow the securities to be settled at a price less than the par value of the investments.  The decline in face value is attributed to changes in interest rates and the current liquidity in the credit markets and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.

   Other equity securities:  Included in this category is stock of other financial institutions.  The unrealized losses on other equity securities are caused by decreases in the market prices of the shares.  The Company has the ability and intent to hold these shares until a market price recovery; therefore these investments are not considered other-than-temporarily impaired as of September 30, 2009.

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

    During 2009, the Company recognized $1.7 million of credit related other-than-temporary impairment losses on two held to maturity securities due to the deterioration in the underlying collateral.  These two pooled trust preferred securities which had a cost basis of $3.0 million had been previously written down $306 thousand in December of 2008.  The remaining book value of the trust preferred securities is approximately $912 thousand.  In estimating the present value of the expected cash flows on the two collateralized debt obligations which were other-than-temporarily impaired as of September 30, 2009, the following assumptions were made:

•
Moderate conditional repayment rates (“CRR”) were used due to the lack of new trust preferred issuances and the poor conditions of the financial industry.  A CRR of 2 percent was used for performing issuers and 0 percent for nonperformers.

•
Conditional default rates (“CDR”) have been established based on the financial condition of the underlying trust preferred issuers in the pools.  These ranged from 0.75 percent to 3.50 percent for performing issuers.  Nonperforming issues were stated at 100 percent CDR.

•
Expected loss severities of 95 percent were assumed (i.e. recoveries occur in only 5 percent of defaulted securities) for all performing issuers and ranged from 80.25 percent to 87.46 percent for nonperforming issues.

•	Internal rates of return (“IRR”) are the pre-tax yields used to discount the future cash flow stream expected from the collateral cash flows. The IRR used was 17 percent.

    The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2009. OTTI recognized in earnings subsequent to 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the period ended September 30, 2009:

Beginning balance – January 1, 2009	$306
Initial credit impairment	1,749
Subsequent credit impairments	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-
Reductions for securities sold	-
Reductions for increases in cash flows expected to be collected	-
Ending balance - September 30, 2009	$2,055

Gross realized gains (losses) on sales of securities and other-than-temporary impairment charges for the nine months ended September 30, 2009 are detailed below:

Available-for-sale securities:
Realized gains	$675
Realized (losses)	-
Other than temporary impairment	-
$675

Held-to-maturity securities:	$-
Realized gains	-
Realized (losses)	-
Other than temporary impairment	(1,749)
$(1,749)

Note 8.  Allowance for Loan Losses

    The allowance for loan losses is based on estimates.  Ultimate losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

       The following is a reconciled summary of the allowance for loan losses for the nine months ended September 30, 2009 and 2008:

Allowance for Loan Loss Activity	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Balance, beginning of period	$10,665	$8,945	$10,326	$8,383
Provision charged to expense	3,000	2,100	6,000	3,200
	13,665	11,045	16,326	11,583
Charge-offs	1,258	1,201	4,147	1,861
Recoveries	38	69	266	191
Net charge-offs	1,220	1,132	3,881	1,670
Balance, end of period	$12,445	$9,913	$12,445	$9,913

Note 9.  New Accounting Pronouncements

As discussed in Note 1, "Significant Accounting Policies", on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

 FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities.  As such they should be included in the computation of basic EPS using the two class method.  At September 30, 2009 the Company had 35,006 shares of nonvested restricted stock which were considered participating securities under this guidance.  Adoption of this new authoritative guidance did not have a material effect on the Company's EPS calculation.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and is reflected in these financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 6 - Fair Value.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements; however it will defer the gains of SBA 7(a) loans, if any, for a 90-day period after the sale of the loan.

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

Earnings Summary

     Beginning in 2008, we have seen unprecedented financial, credit and capital market stress.  Factors such as lack of liquidity in the credit markets, financial institution failures, asset “fair market” value write-downs, capital adequacy and credit quality concerns resulted in a lack of confidence by the markets in the financial industry.  Consumer sentiment remains low, consumer spending contracted, housing values declined, the stock market remained volatile, and unemployment remained at approximately 10 percent.

    The plight of the financial, credit and capital markets carried over into 2009 and will likely persist into the first half of 2010.  Corporate layoffs, hiring freezes and bankruptcies persist and capital spending plans have been postponed.  Individual's uncertainties regarding the labor market have re-prioritized their spending habits and have curbed discretionary spending.  The majority of the financial sector continues to trade at a discount to book value due to credit concerns and negative publicity by the news media.  Secondary markets for many types of financial assets, including the guaranteed portion of SBA loans, remain very restrictive.  Despite this challenging operating environment, the Company believes that it is well-positioned.

  Our performance during the third quarter of 2009 included the following accomplishments:
●	Total assets exceeded $922 million,
●	Market share expansion continued as total deposits increased 9.6 percent from one year ago, and
●	The Company remained well-capitalized.

    For the three months ended September 30, 2009, the Company reported a net loss of $747 thousand, a reduction of $255 thousand from the net loss of $1.0 million reported for the same period of 2008.  Net loss attributable to common shareholders, which includes the impact of dividends and accretion of discount on the Company's outstanding preferred stock, was $1.1 million for the three months ended September 30, 2009.  The Company had no outstanding preferred stock until the fourth quarter of 2008.  For the nine months ended September 30, 2009, the Company reported a net loss of $1.2 million, a decrease of $2.6 million from net income of $1.3 million reported for the same period of 2008.  Net loss attributable to common shareholders, which includes the impact of dividends and accretion of discount on the Company's outstanding preferred stock, was $2.3 million for the nine months ended September 30, 2009.

    Our results reflect:
●	An increased provision for loan losses in response to increased credit risk due to continued weakness in the economy,
●	A lower level of noninterest income due to significantly reduced net gains on SBA loan sales and a $1.7 million other-than-temporary impairment charge on securities, and
●	Higher operating expenses due to increased FDIC insurance rates and a special assessment in the second quarter.

    The earnings (loss) per share and return (loss) on average common equity ratios shown below are calculated on net income (loss) available to common shareholders.

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net Income (Loss) per Common share:
Basic	$(0.16)	$(0.14)	$(0.33)	$0.19
Diluted	(0.16)	(0.14)	(0.33)	0.19
Return (loss) on average assets	(0.33)%	(0.47)%	(0.18)%	0.22%
Return (loss) on average common equity	(9.14)%	(8.45)%	(6.38)%	3.77%
Efficiency ratio	77.72%	70.51%	77.12%	70.68%

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

    Since September 30, 2008, the Federal Open Market Committee has lowered interest rates 175 basis points in an attempt to stimulate economic activity.  These actions have resulted in a Fed Funds target rate of 0.25 percent and a Prime rate of 3.25 percent.  These interest rate levels in turn have generated lower yields on earning assets as well as lower funding costs for financial institutions.

    For the three months ended September 30, 2009, tax-equivalent interest income decreased $780 thousand or 6.0 percent to $12.2 million compared to the same period a year ago.  This decrease was driven by lower yields on interest-earning assets, partially offset by a higher volume of these assets.
  Of the $780 thousand decrease in interest income on a tax-equivalent basis, $2.5 million can be attributed to the reduced yields on interest-earning assets, partially offset by a $1.7 million increase due to a higher volume of earning assets.
  The yield on interest-earning assets decreased 81 basis points to 5.64 percent for the quarter-ended September 30, 2009 due to the lower overall interest rate environment compared to 2008.  Yields on all loan products fell during the period, with the largest declines in the SBA and SBA 504 loan portfolios, repricing 215 and 109 basis points lower, respectively.
  The average volume of interest-earning assets increased $59.7 million to $862.1 million in the third quarter of 2009 compared to $802.4 million for the third quarter of 2008. This was due primarily to a $58.9 million increase in average securities and an $8.8 million increase in federal funds sold and interest-bearing deposits, partially offset by a decrease in total average loans of $8.3 million.  As loan demand began to subside with the economic downturn, excess liquidity was invested in the securities portfolio as a favorable alternative to federal funds sold.  The Company anticipates the slowdown in SBA and commercial lending will continue for the remainder of 2009.
    Total interest expense was $5.3 million for the third quarter of 2009, a decrease of $556 thousand or 9.5 percent compared to the same period in 2008.  This decrease was primarily driven by the decline in the overall interest rate environment in 2009, partially offset by a large increase in average savings deposits.
  Of the $556 thousand decrease in interest expense in the third quarter of 2009, $814 thousand was attributed to the lower rates paid on interest-bearing liabilities, partially offset by a $258 thousand increase due to a higher volume of interest-bearing liabilities.
  The average cost of interest-bearing liabilities decreased 48 basis points to 2.80 percent, primarily due to the repricing of deposits in a lower interest rate environment and the migration of customer deposits from higher priced time deposits to savings accounts.  The cost of interest-bearing deposits decreased 53 basis points to 2.59 percent for the third quarter of 2009 as all product lines repriced lower.  The cost of borrowed funds and subordinated debentures increased 7 basis points to 4.21 percent due to the use of low cost overnight line of credit funding in the third quarter of 2008, but not in the third quarter of 2009.
  Interest-bearing liabilities averaged $751.7 million in the third quarter of 2009, an increase of $37.6 million, or 5.3 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of increases in interest-bearing demand deposits and savings deposits, offset in part by a decline in time deposits and borrowed funds.  The largest increase was due to savings deposits, which increased $77.7 million or 48.1 percent from the third quarter of 2008 to the third quarter of 2009. Average borrowed funds and subordinated debentures decreased $10.2 million to $100.5 million in 2009 compared to $110.7 million in 2008 due to the maturity of a $10.0 million repurchase agreement in 2009 and no overnight line of credit as of September 30, 2009.
    During the quarter-ended September 30, 2009, tax-equivalent net interest income decreased $224 thousand compared to the same period in 2008.  Net interest margin decreased 38 basis points to 3.17 percent for 2009 compared to 3.55 percent in 2008.  The net interest spread was 2.84 percent, a 33 basis point decrease from 3.17 percent in 2008.  The net interest margin and net interest spread are expected to expand in the fourth quarter of 2009 as higher cost time deposits reprice in the current low rate environment and more customers shift from time deposits to the Loyalty savings product.

     For the nine months ended September 30, 2009, tax-equivalent interest income decreased $595 thousand or 1.6 percent to $37.4 million.  This decrease was driven by lower yields on interest-earning assets, partially offset by a higher volume of these assets.
  Of the $595 thousand decrease in interest income on a tax-equivalent basis, $4.9 million can be attributed to reduced yields on interest-earning assets, partially offset by a $4.3 million increase due to a higher volume of earning assets.
  The yield on interest-earning assets decreased 83 basis points to 5.81 percent for the nine months ended September 30, 2009 due to the lower overall interest rate environment compared to 2008.  Yields on all loan products fell during the period, with the largest declines in SBA, SBA 504 and consumer loan portfolios repricing 245, 94 and 86 basis points lower, respectively.
  The average volume of interest-earning assets increased $96.8 million to $860.3 million for the first nine months of 2009 compared to $763.5 million for the comparable period in 2008. This was due primarily to a $61.1 million increase in average securities and a $38.7 million increase in average loans across all product lines except commercial, which declined $4.9 million, partially offset by a $3.9 million decrease in federal funds sold and interest-bearing deposits.  As loan demand began to subside with the economic downturn, excess liquidity was invested in the securities portfolio as a favorable alternative to federal funds sold.  The majority of the increase in average loans was in the residential mortgage portfolio, which increased $36.1 million or 40.3 percent during the period.  Growth in the SBA and SBA 504 portfolios slowed during the period, accounting for only 9.3 percent of the overall increase in average loans.  This slowdown is expected to continue for the remainder of 2009.
    Total interest expense was $16.8 million for the nine months ended September 30, 2009, a decrease of $495 thousand or 2.9 percent compared to the same period in 2008.  This decrease was driven by the decline in the overall interest rate environment in 2009, partially offset by a large increase in average interest-bearing deposits.
  Of the $495 thousand decrease in interest expense, $3.3 million was attributed to the lower rates paid on interest-bearing liabilities, partially offset by a $2.8 million increase due to a higher volume of interest-bearing liabilities.
  The average cost of interest-bearing liabilities decreased 45 basis points to 2.98 percent, primarily due to the repricing of deposits and borrowings in a lower interest rate environment.  The cost of interest-bearing deposits decreased 46 basis points to 2.83 percent for the first nine months of 2009 as all product lines repriced lower.  The cost of borrowed funds and subordinated debentures decreased 41 basis points to 3.79 percent due to the use of low cost overnight line of credit funding during the first and second quarters of 2009.
  Interest-bearing liabilities averaged $752.3 million for the nine months ended September 30, 2009, an increase of $78.3 million, or 11.6 percent, compared to the same period in the prior year.  The increase in interest-bearing liabilities was a result of increases in all major interest-bearing categories.  Average borrowed funds and subordinated debentures increased $9.1 million to $116.4 million in 2009 compared to $107.3 million in 2008 as these funding sources provided favorable pricing compared to alternate sources of funds as market rates fell.
    During the nine months ended September 30, 2009, tax-equivalent net interest income decreased $100 thousand or 0.5 percent.  Net interest margin decreased 41 basis points to 3.20 percent for 2009 compared to 3.61 percent in 2008.  The net interest spread was 2.83 percent, a 38 basis point decrease from 3.21 percent in 2008.  The net interest margin and net interest spread are expected to expand in the fourth quarter of 2009 as higher cost time deposits reprice in the current low rate environment and more customers shift from time deposits to the Loyalty savings product.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)
(Tax-equivalent basis, dollars in thousands)

	Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/ Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$32,940	$32	0.39%	$24,118	$113	1.86%
Federal Home Loan Bank stock	4,677	101	8.57	4,415	58	5.23
Securities:
Available for sale	131,360	1,495	4.55	72,658	920	5.06
Held to maturity	31,418	407	5.18	31,209	399	5.11
Total securities (a)	162,778	1,902	4.67	103,867	1,319	5.08
Loans, net of unearned discount:
SBA loans	102,691	1,498	5.83	102,383	2,043	7.98
SBA 504 loans	71,764	1,147	6.34	76,288	1,424	7.43
Commercial loans	301,010	4,973	6.55	317,338	5,453	6.84
Residential mortgage loans	123,786	1,772	5.73	114,058	1,720	6.03
Consumer loans	62,459	791	5.02	59,933	866	5.75
Total loans (a),(b)	661,710	10,181	6.12	670,000	11,506	6.84
Total interest-earning assets	$862,105	$12,216	5.64%	$802,400	$12,996	6.45%
Noninterest-earning assets:
Cash and due from banks	18,502			19,166
Allowance for loan losses	(11,478)			(9,092)
Other assets	34,355			32,229
Total noninterest-earning assets	41,379			42,303
Total Assets	$903,484			$844,703

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$88,284	$264	1.19%	$87,903	$404	1.83%
Savings deposits	239,427	1,032	1.71	161,707	774	1.90
Time deposits	323,484	2,950	3.62	353,743	3,553	4.00
Total interest-bearing deposits	651,195	4,246	2.59	603,353	4,731	3.12
Borrowed funds and subordinated debentures	100,465	1,081	4.21	110,684	1,152	4.14
Total interest-bearing liabilities	751,660	5,327	2.80	714,037	5,883	3.28
Noninterest-bearing liabilities:
Demand deposits	79,965			81,157
Other liabilities	4,945			2,321
Total noninterest-bearing liabilities	84,910			83,478
Shareholders' equity	66,914			47,188
Total Liabilities and Shareholders' Equity	$903,484			$844,703

Net interest spread		$6,889	2.84%		$7,113	3.17%
Tax-equivalent basis adjustment		(31)			(31)
Net interest income		$6,858			$7,082
Net interest margin			3.17%			3.55%

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)
(Tax-equivalent basis, dollars in thousands)

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits with banks	$19,222	$78	0.54%	$23,135	$404	2.33%
Federal Home Loan Bank stock	5,190	219	5.64	4,330	234	7.22
Securities:
Available for sale	133,446	4,709	4.71	73,337	2,789	5.07
Held to maturity	33,277	1,222	4.90	32,297	1,270	5.24
Total securities (a)	166,723	5,931	4.74	105,634	4,059	5.12
Loans, net of unearned discount:
SBA loans	103,321	4,668	6.02	100,674	6,399	8.47
SBA 504 loans	74,266	3,663	6.59	73,324	4,134	7.53
Commercial loans	303,234	15,040	6.63	308,173	16,145	7.00
Residential mortgage loans	125,667	5,419	5.75	89,551	4,008	5.97
Consumer loans	62,630	2,383	5.09	58,679	2,613	5.95
Total loans (a),(b)	669,118	31,173	6.22	630,401	33,299	7.05
Total interest-earning assets	860,253	$37,401	5.81%	$763,500	$37,996	6.64%
Noninterest-earning assets:
Cash and due from banks	18,838			16,189
Allowance for loan losses	(11,173)			(8,866)
Other assets	33,409			31,268
Total noninterest-earning assets	41,074			38,591
Total Assets	$901,327			$802,091

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking	$86,232	$801	1.24%	$83,050	$1,120	1.80%
Savings deposits	192,559	2,588	1.80	179,254	3,041	2.27
Time deposits	357,073	10,084	3.78	304,298	9,779	4.29
Total interest-bearing deposits	635,864	13,473	2.83	566,602	13,940	3.29
Borrowed funds and subordinated debentures	116,427	3,344	3.79	107,345	3,372	4.20
Total interest-bearing liabilities	752,291	16,817	2.98	673,947	17,312	3.43
Noninterest-bearing liabilities:
Demand deposits	77,730			78,259
Other liabilities	4,297			2,354
Total noninterest-bearing liabilities	82,027			80,613
Shareholders' equity	67,009			47,531
Total Liabilities and Shareholders' Equity	$901,327			$802,091

Net interest spread		$20,584	2.83%		$20,684	3.21%
Tax-equivalent basis adjustment		(94)			(129)
Net interest income		$20,490			$20,555
Net interest margin			3.20%			3.61%

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

Rate Volume Table	Amount of Increase (Decrease)
(In thousands)	Three months ended September 30, 2009			Nine months ended September 30, 2009
	versus September 30, 2008			versus September 30, 2008
	Due to change in:			Due to change in:
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Federal funds sold and interest-bearing deposits	$199	$(280)	$(81)	$(59)	$(267)	$(326)
Federal Home Loan Bank stock	4	39	43	58	(73)	(15)

Available for sale securities	1,171	(596)	575	2,258	(338)	1,920
Held to maturity securities	3	5	8	55	(103)	(48)
Total securities	1,174	(591)	583	2,313	(441)	1,872

SBA loans	43	(588)	(545)	267	(1,998)	(1,731)
SBA 504 loans	(80)	(197)	(277)	85	(556)	(471)
Commercial loans	(263)	(217)	(480)	(259)	(846)	(1,105)
Residential mortgage loans	465	(413)	52	1,652	(241)	1,411
Consumer loans	199	(274)	(75)	248	(478)	(230)
Total Loans	364	(1,689)	(1,325)	1,993	(4,119)	(2,126)

Total interest-earning assets	$1,741	$(2,521)	$(780)	$4,305	$(4,900)	$(595)

Interest Expense
Interest-bearing checking	$12	$(152)	$(140)	$67	$(386)	$(319)
Savings deposits	722	(464)	258	325	(778)	(453)
Time deposits	(286)	(317)	(603)	2,037	(1,732)	305
Total interest-bearing deposits	448	(933)	(485)	2,429	(2,896)	(467)
Borrowings	(190)	119	(71)	395	(423)	(28)
Total interest-bearing liabilities	258	(814)	(556)	2,824	(3,319)	(495)
Tax equivalent net interest income	$1,483	$(1,707)	$(224)	$1,481	$(1,581)	$(100)
Tax equivalent adjustment			-			35
Decrease in net interest income			$(224)			$(65)

Provision for Loan Losses

    The provision for loan losses was $3.0 million for the three months ended September 30, 2009, an increase of $900 thousand compared to $2.1 million for the same period a year ago.  For the nine months ended September 30, 2009, the provision for loan losses was $6.0 million, an increase of $2.8 million compared to $3.2 million for the same period a year ago.  The increase is directly related to the increase in nonperforming loans and net charge-offs experienced as a result of the continued weakness in the economy both nationally and in our trade area.  Additional information may be found under the caption, “Financial Condition-Asset Quality.”

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

Noninterest Income

   Historically, Unity has had a strong source of noninterest income in the form of gains on the sale of SBA loans.  However, during 2008, pricing in the secondary market for SBA loans began to deteriorate in response to the credit crisis.  As a result of the economic conditions, Unity elected to close its SBA loan production offices outside of its New York, New Jersey and Pennsylvania primary trade areas. Unity has and will continue to offer these products as an additional credit product for banking customers within its trade area.  This decision resulted in lower levels of noninterest income during the first three quarters of 2009 and will likely reduce noninterest income for the foreseeable future.

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

    Noninterest income was $1.2 million for the three months ended September 30, 2009, an increase of $1.5 million compared with the same period in 2008.  For the nine months ended September 30, 2009, noninterest income was $1.6 million, a decrease of $534 thousand, compared to the nine months ended September 30, 2008.  The components of noninterest income (loss) are as follows:

	Three months ended September 30,			Nine months ended September 30,
			Percent			Percent
(In thousands)	2009	2008	Change	2009	2008	Change
Service charges on deposit accounts	$373	$381	(2.1)%	$1,038	$1,042	(0.4)%
Service and loan fee income	398	334	19.2	946	936	1.1
Bank-owned life insurance	56	53	5.7	166	157	5.7
Gain on sale of mortgage loans	71	-	NM	184	21	NM
Gain on sales of SBA loans held for sale, net	-	215	NM	29	1,208	NM
Net other-than-temporary impairment charges on securities	-	(946)	NM	(1,749)	(1,201)	45.6
Net security gains	158	(512)	NM	675	(393)	NM
Other income	106	131	(19.1)	316	369	(14.4)
Total noninterest income (loss)	$1,162	$(344)	437.8%	$1,605	$2,139	(25.0)%
NM = not meaningful

    Service charges on deposit accounts remained relatively flat for the three and nine months ended September 30, 2009 when compared to the same periods a year ago, decreasing only $8 thousand and $4 thousand, respectively.  These slight decreases were due to decreased overdraft fees, partially offset by increased commercial analysis fees.

    Service and loan fee income increased $64 thousand and $10 thousand for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year.  Quarter over quarter, the increase in loan and servicing fees was primarily the result of a large prepayment penalty on one commercial loan, partially offset by lower levels of loan processing and filing fee income.  Year over year, the increase was due to increased fees on letters of credit and large prepayment penalties, partially offset by decreased processing and filings fees due to the decline in new loan volume.

    Bank owned life insurance income totaled $56 thousand and $166 thousand for the three and nine months ended September 30, 2009.  These amounts are flat compared to the same periods in the prior year.

    Net gains on mortgage loan sales were $71 thousand for the quarter-ended September 30, 2009 compared to zero gains reported during the third quarter of 2008.  For the nine months ended September 30, 2009, gains on mortgage loan sales increased $163 thousand from the prior year.  The increase was due to the increased volume of mortgage loans sold, which amounted to $15.7 million for the nine months ended September 30, 2009 compared to $1.7 million for the prior year's period.

    There were no SBA loan sales during the third quarter of 2009.  For the nine months ended September 30, 2009, net gains on SBA loan sales decreased significantly to $29 thousand compared to $1.2 million for the nine months ended September 30, 2008, as a result of a substantially lower volume of loans sold and lower premiums on these sales due to market conditions.  SBA loan sales totaled $838 thousand for the nine months ended September 30, 2009, compared to $24.8 million for nine months ended September 30, 2008.  Management believes that net gains on SBA loans will remain at this lower level for the foreseeable future.

    There were no OTTI charges on securities taken during the third quarter of 2009, compared to $946 thousand during the third quarter of 2008.  OTTI charges amounted to $1.7 million for the nine months ended September 30, 2009, compared to $1.2 million for the nine months ended September 30, 2008.  At September 30, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities which were deemed impaired.  Due to the declines in their market value and the uncertainty that they would recover their book value, the Company took an impairment charge of $1.7 million on these securities during the second quarter of 2009.   The securities, which had a cost basis of $3.0 million, had been previously written down by approximately $306 thousand in December of 2008.  After the above charge, the two issues of pooled trust preferred securities have a remaining book value of approximately $912 thousand.  The Company took a $222 thousand impairment charge on three Federal Home Loan Mortgage Corporation ("FHLMC") perpetual callable preferred securities during the second quarter of 2008 and another impairment charge of $946 thousand during the third quarter of 2008.  In addition, a $33 thousand impairment charge was taken on a bank stock investment during the second quarter of 2008 due to declines in its market value and the uncertainty that it would recover its book value.

    Net security gains of $158 thousand and $675 thousand were realized during the three and nine months ended September 30, 2009, respectively, compared to net losses of $512 thousand and $393 thousand during the prior year's comparable periods.  Approximately $610 thousand of the gains in 2009 were on the sale of $25.4 million of fixed income securities and $65 thousand in gains were on the sale of the Company's remaining FHLMC preferred securities during the third quarter.  The losses in 2008 were due to sales of FHLMC preferred securities, partially offset by gains on the sale of fixed rate agency securities.

    Other noninterest income decreased $25 thousand and $53 thousand for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year, primarily due to lower annuity commissions.  In addition, year to date other noninterest income was impacted by lower check card and foreign and non-customer ATM fees and no loan referral fees.

Noninterest Expense

   In response to the challenging economic environment which began in 2008, the Company took several steps to reduce its operating expenses.  The primary cost reduction mechanism was the significant reduction in staffing related to closing our SBA loan production offices outside of our primary trade areas in the fourth quarter of 2008.  The effect of this reduction in head-count can be seen in the 8.3 percent decrease in compensation and benefits expense year to date versus the prior year to date.   Unfortunately, this and other cost cutting strategies were partially offset by the large increase in FDIC insurance premiums during the year, as well as a special assessment designed to recapitalize the Deposit Insurance Fund.  Total noninterest expense increased $331 thousand or 5.7 percent to $6.1 million for the three months ended September 30, 2009 compared to a year ago.   For the nine months ended September 30, 2009, noninterest expense increased $703 thousand or 4.1% over the prior year.  The components of noninterest expense are detailed below:

	Three months ended September 30,			Nine months ended September 30
			Percent			Percent
(In thousands)	2009	2008	Change	2009	2008	Change
Compensation and benefits	$2,909	$2,948	(1.3)%	$8,386	$9,148	(8.3)%
Occupancy	595	688	(13.5)	1,929	2,102	(8.2)
Processing and communications	531	554	(4.2)	1,554	1,668	(6.8)
Furniture and equipment	414	423	(2.1)	1,381	1,224	12.8
Professional services	274	285	(3.9)	780	626	24.6
Loan collection costs	315	206	52.9	694	446	55.6
Deposit insurance	351	117	NM	1,361	291	NM
Advertising	147	158	(7.0)	373	299	24.7
Other expenses	574	400	43.5	1,411	1,362	3.6
Total noninterest expense	$6,110	$5,779	5.7%	$17,869	$17,166	4.1%

    Compensation and benefits expense, the largest component of noninterest expense, decreased $39 thousand and $762 thousand for the three and nine months ended September 30, 2009 compared to the same periods a year ago.  The decrease in compensation and benefits expense was a result of the fourth quarter 2008 staffing reductions undertaken at our SBA loan production offices, partially offset by increased bonus accruals.  Full-time equivalent employees fell to 175 at September 30, 2009, compared to 191 at September 30, 2008.

    Occupancy expense decreased $93 thousand and $173 thousand for the three and nine months ended September 30, 2009 compared to the same periods a year ago due to a reduction in rental expense from renegotiating the lease for our corporate headquarters.

    Processing and communications expense decreased $23 thousand and $114 thousand for the three and nine months ended September 30, 2009 compared to the same periods a year ago.  This decrease is primarily the result of cost savings initiatives put in place in the beginning of 2008 in telephone and data processing line costs as well as decreased items processing expenses upon bringing this process in house, partially offset by increased data processing expenses.

    Furniture and equipment expense remained relatively flat compared to the third quarter of 2008, and increased $157 thousand for the nine months ended September 30, 2009, compared to the same period a year ago due to increased depreciation and maintenance expenses on new equipment and software.

       Professional services decreased $11 thousand for the three months ended September 30, 2009 and increased $154 thousand for the nine months ended September 30, 2009, compared to the same periods a year ago.  The current economic environment combined with Sarbanes-Oxley related compliance has caused our expenses for all professional service areas to increase, including consulting, legal, loan review, tax review and audit fees.  Quarter over quarter showed a slight decrease due to high consulting fees in 2008.

    Loan collection costs increased $109 thousand and $248 thousand for the three and nine months ended September 30, 2009, compared to the same periods a year ago.  The increased expenses were due to higher collection and legal expenses associated with a larger volume of delinquent loans.

     Deposit insurance expense increased $234 thousand and $1.1 million for the three and nine months ended September 30, 2009, compared to the same periods a year ago due to increased assessment rates and a special assessment charge during the second quarter of 2009.  In response to the impact of the current economic environment on the banking industry, the FDIC has significantly increased the deposit insurance assessment rates on all banks.  In addition, the FDIC imposed a special assessment to recapitalize the Deposit Insurance Fund equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  This special assessment was recognized in the second quarter and paid on September 30, 2009 and amounted to approximately $408 thousand for the Company.  On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that requires banks to prepay on December 31, 2009, their estimated quarterly assessments for the fourth quarter of 2009 and their annual assessments for 2010 through 2012.  The estimated assessments will be calculated using a bank’s deposit base as reported in their September 30, 2009 Call Report as well as an institution’s risk assessment rating as of that date.   The calculation assumes an annual deposit growth of 5 percent and an increase in assessments in 2011 and 2012 to 3 basis points above the September 30, 2009 levels.  The Company has the necessary funds available to prepay our assessments, estimated to be approximately $4.7 million, on December 31, 2009, and the expense will be recorded each quarter when the FDIC calculates our actual assessments.

    Advertising expense decreased $11 thousand for the three months ended September 30, 2009 and increased $74 thousand for the nine months ended September 30, 2009, compared to the same periods in 2008.  The increase year over year was due to increased deposit and loan promotions and other campaigns via newspaper, billboard and radio advertisements. Additional advertising expenses have been incurred as the Company works to enhance brand recognition.

    Other operating expenses increased $174 thousand and $49 thousand for the three and nine months ended September 30, 2009, compared to the same periods a year ago due to losses taken on the Company's OREO properties. Year to date, these losses were partially offset by decreases in office supplies, lower employee travel, lower meals and entertainment fees, lower insurance costs and lower loan commitment reserve funding expenses, when compared to the same period in 2008.

Income Tax Expense

    For the quarter ended September 30, 2009, the Company recorded an income tax benefit of $343 thousand, compared to an income tax benefit of $139 thousand for the same period a year ago.  For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $559 thousand, compared to a tax provision of $982 thousand for the same period a year ago.  The current 2009 tax provision represents an effective tax rate of approximately 31.5 percent as compared to 42.2 percent for the prior year.  The significant drop in the effective tax rate compared to prior year is attributed to a change in the treatment of losses related to FHLMC perpetual preferred stock for tax purposes enacted as part of the Emergency Economic Stabilization Act adopted on October 3, 2008.  Once enacted, the Company was permitted to deduct any losses related to FHLMC perpetual preferred stock as an ordinary loss for tax purposes, thereby offsetting a portion of the Company’s ordinary income.  However, since the Act was not enacted until the fourth quarter 2008, the Company was not able to recognize this tax benefit as part of its third quarter 2008 results. Management anticipates an effective rate of approximately 31.5 percent for the remainder of 2009.

Financial Condition at September 30, 2009

    Total assets at September 30, 2009 were $922.7 million compared to $898.3 million at year-end 2008 and $864.1 million a year ago.  These increases are attributable to investment purchases funded by new deposit growth, partially offset by a decrease in total loans.

Securities

    The Company’s securities portfolio, which consists of available for sale (“AFS”) and held to maturity (“HTM”) investments, is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.  Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase.

    AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, and mortgage-backed securities. AFS securities totaled $140.9 million at September 30, 2009, an increase of $23.6 million or 20.1 percent, compared to $117.3 million at December 31, 2008.   This net increase was the result of the following:
  $87.7 million in purchases.  During the first nine months of 2009, the Company took advantage of favorable credit spreads and purchased primarily mortgage-backed securities and collateralized mortgage obligations (“CMOs”),
  $25.4 million in sales.  Sales consisted of fixed rate mortgage-backed securities and callable FHLMC perpetual preferred securities and resulted in gains on sales of $675 thousand,
  $3.0 million in called agency securities,
  $36.7 million of principal pay downs,
  $270 thousand in net amortization of premiums,
  $1.2 million appreciation in the market value of the portfolio.  At September 30, 2009, the portfolio had a net unrealized gain of $183 thousand, compared to a net unrealized loss of $974 thousand at year-end 2008. These unrealized gains and losses are reflected net of tax in shareholders’ equity as other comprehensive income (loss).
    As of September 30, 2009, the available for sale securities portfolio no longer includes any callable FHLMC perpetual preferred securities.  The Company sold approximately $2.1 million in book value of these securities during 2008, resulting in a pretax loss of approximately $469 thousand.  The remainder were sold in 2009, resulting in a pretax gain of $65 thousand.  These securities were initially classified as other-than-temporarily impaired ("OTTI") in December 2007, at which time a $607 thousand impairment charge was taken, due to declines in the market value of the securities and the uncertainty that they would recover their book value.  During 2008, additional OTTI charges of approximately $1.2 million were taken on these securities due to further declines in market value and the eventual placement of FHLMC into conservatorship.

    At September 30, 2009, the Company’s available for sale portfolio included one bank trust preferred security with a book value of $976 thousand and a market value of $388 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At September 30, 2009, the Company had not taken any OTTI adjustments on this security.  Management will continue to monitor the performance of this security and others for impairment as circumstances warrant. Changes in the credit worthiness of the underlying issuers may result in OTTI charges and realized losses in the future.

    The average balance of securities available for sale amounted to $133.4 million for the nine-months ended September 30, 2009, compared to $73.3 million for the same period a year ago. The average yield earned on the available for sale portfolio decreased 36 basis points to 4.71 percent for the nine-months ended September 30, 2009, compared to 5.07 percent for the same period a year ago. The weighted average life of the AFS portfolio was 3.64 years and the effective duration of the portfolio was 2.09 years at September 30, 2009, compared to 3.52 years and 2.12 years, respectively, at December 31, 2008.

    HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, and mortgage-backed securities.  HTM securities were $30.6 million at September 30, 2009, a decrease of $1.6 million or 4.9 percent, from year-end 2008.  This net decrease was the result of $4.1 million in principal pay downs, $57 thousand is net amortization of premiums and a $1.4 million write-down on two pooled bank trust preferred securities that are discussed further in the paragraph below, partially offset by $4.0 million in purchases.

    At September 30, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities that were classified as other-than-temporarily impaired due to the credit deterioration of the underlying collateral and market valuation of the securities.  Consequently, a write-down was taken during the second quarter of 2009.   A third party analysis of these securities determined that $1.7 million of the impairment was due to credit deterioration and was charged to earnings while approximately $800 thousand was non-credit related and was booked to other comprehensive income.  These two pooled trust preferred securities, which had an original cost basis of $3.0 million, had been previously written down $306 thousand in December of 2008.  After the above charges, the two issues of pooled trust preferred securities have a remaining book value of approximately $912 thousand.  The Company will continue to monitor the performance of these securities and others for impairment as circumstances warrant. Changes in the credit worthiness of the underlying issuers may result in additional OTTI charges and realized losses in the future.

    As of September 30, 2009 and December 31, 2008, the market value of held to maturity securities was $30.4 million and $30.1 million, respectively. The average balance of securities held to maturity amounted to $33.3 million for the nine-months ended September 30, 2009, compared to $32.3 million for the same period a year ago. The average yield earned on held to maturity securities decreased 34 basis points to 4.90 percent for the nine-months ended September 30, 2009, compared to 5.24 percent for the same period a year ago. The weighted average life of the HTM portfolio was 3.10 years and the effective duration of the portfolio was 2.84 years at September 30, 2009, compared to 6.45 years and 3.71 years, respectively at December 31, 2008.

    Approximately 79 percent of the total investment portfolio had a fixed rate of interest at September 30, 2009.

    Securities with a carrying value of $96.9 million and $69.9 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure government deposits, other borrowings and for other purposes required or permitted by law.  Included in pledged securities is $3.0 million in securities pledged to secure governmental deposits under the requirements of the New Jersey Department of Banking and Insurance.

Loan Portfolio

    The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of Small Business Administration (“SBA”), SBA 504, commercial, residential mortgage and consumer loans.  Elements of the loan portfolio are subject to differing levels of credit and interest rate risk.

    Total loans decreased $29.4 million or 4.3 percent to $656.5 million at September 30, 2009, compared to $685.9 million at year-end 2008 due to declines in all loan product lines.  The decline is a direct result of the economic downturn and low consumer and business confidence levels, and reflects the impact of loan sales and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve. In general, banks are lending less because consumers and businesses are demanding less credit.

    The following table sets forth the loan portfolio concentration by major category:

(In thousands)	September 30, 2009		December 31, 2008
	Balance	Percent	Balance	Percent
SBA	$100,706	15%	$105,308	15%
SBA 504	71,432	11	76,802	11
Commercial	298,019	45	308,165	45
Residential mortgage	124,313	19	133,110	20
Consumer	62,050	10	62,561	9
Total loans	$656,520	100%	$685,946	100%

    Average loans increased $38.7 million or 6.1 percent from $630.4 million for the nine-months ended September 30, 2008, to $669.1 million for the same period in 2009.  The increase in average loans was due to growth in all segments of the portfolio except commercial loans which decreased $4.9 million.  The largest increase in the loan portfolio was to residential mortgages of $36.1 million. The yield on the loan portfolio fell 83 basis points to 6.22 percent for the nine-months ended September 30, 2009, compared to 7.05 percent for the same period in 2008. This reduced yield throughout the loan portfolio reflects the re-pricing of variable rate, prime-based loan products such as SBA loans and home equity lines of credit as rates fell during the period.  The Prime rate fell 175 basis points since September 30, 2008 and has remained at 3.25 percent since December 2008.

   SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company's SBA loans were historically sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  However, during the third quarter of 2007, the Company announced a strategic decision to begin retaining a portion of its SBA 7(a) program loans in its portfolio, rather than selling them into the secondary market.  During the third and fourth quarters of 2008, as a result of the significant reduced premiums and the recent credit crisis, the Company closed all SBA production offices outside of its New Jersey, Pennsylvania and New York primary trade area.  Consequently, management believes that there will be a significant decline in the volume of new SBA loans and gains on SBA loans will decline substantially for the foreseeable future.

    SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $21.4 million at September 30, 2009, a decrease of $817 thousand from $22.2 million at December 31, 2008.  SBA 7(a) loans held to maturity amounted to $79.3 million at September 30, 2009, a decrease of $3.8 million from $83.1 million at December 31, 2008. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.02 percent for the nine-months ended September 30, 2009, compared to 8.47 percent for the same period a year ago.

    At September 30, 2009, SBA 504 loans totaled $71.4 million, a decrease of $5.4 million from $76.8 million at December 31, 2008. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans. The yield on SBA 504 loans was 6.59 percent for the nine-months ended September 30, 2009, compared to 7.53 percent for the same period a year ago.

    Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $298.0 million at September 30, 2009, a decrease of $10.1 million from $308.2 million at year-end 2008. This decrease can be attributed to principal paydowns on these loans with minimal new loan volume.  The yield on commercial loans was 6.63 percent for the nine-months ended September 30, 2009, compared to 7.00 percent for the same period a year ago. The commercial portfolio is expected to remain relatively flat for the remainder of 2009.

    Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $124.3 million at September 30, 2009, a decrease of $8.8 million from $133.1 million at December 31, 2008. This decrease is primarily due to mortgage loan sales during the year of $15.7 million, partially offset by new loan volume. The yield on residential mortgages was 5.75 percent for the nine-months ended September 30, 2009, compared to 5.95 percent for the same period in 2008. Significant growth occurred in this portfolio during the second half of 2008 due to a new relationship with an established builder of high end residential properties.  The Company expects this growth to slow for the remainder of 2009 due to current market conditions.

    Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $62.1 million at September 30, 2009, a decrease of $511 thousand from $62.6 million at year-end 2008. The yield on consumer loans was 5.09 percent for the nine-months ended September 30, 2009, compared to 5.95 percent for the same period a year ago.  The portfolio is expected to remain flat for the remainder of 2009.

    In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk.  Interest-only loans, loans with high loan-to-value ratios, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products.  However, these products are not material to the Company’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.  Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio.  The Company does not have any option adjustable rate mortgages ("ARM") loans.

    Also, the majority of the Company's loans are secured by real estate.  The declines in the market values of real estate in the Company's trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, 85 percent of SBA 7(a) loans are secured by commercial mortgages, 12 percent by other non-real estate collateral and 3 percent by construction and land development.  Commercial mortgages secure 99 percent of all SBA 504 loans with only 1 percent secured by construction and land development.  Approximately 97 percent of consumer loans are secured by owner-occupied residential mortgages, with the other 3 percent secured by automobiles or other.  The detailed allocation of the Company's commercial loan portfolio collateral as of September 30, 2009 is shown in the table below:

(In thousands)
Portfolio Collateral	Concentration
	Balance	Percent
Commercial mortgages - owner occupied	$148,224	50%
Commercial mortgages - investment property	101,318	34
Construction and land development	33,442	11
Other non-real estate collateral	15,035	5
Total commercial loans	$298,019	100%

    As of September 30, 2009, approximately 12 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.

Asset Quality

    Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan.  A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.  The Company minimizes its credit risk by loan diversification and adhering to strict credit administration policies and procedures.  Due diligence on loans begins upon the origination of contact regarding a loan with a borrower.  Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality, as well as independent credit reviews by an outside firm.

    The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The current state of the economy and downturn in the real estate market has resulted in increased loan delinquencies and defaults.  In some cases, it has also resulted in significant impairment to the value of loan collateral.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrower's financial statements and tax returns.

    Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the collectability of principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.

    The following table sets forth information concerning nonaccrual loans and nonperforming assets at each of the periods indicated:

(In thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Nonperforming loans
SBA 7(a) (1)	$5,761	$4,228	$3,040
SBA 504	6,026	4,600	1,612
Commercial	6,548	5,247	4,487
Residential mortgage	6,105	1,808	1,267
Consumer	247	237	230
Total nonperforming loans	24,687	16,120	10,636
OREO	2,774	710	318
Total nonperforming assets	27,461	16,830	10,954
Past due 90 days or more and still accruing interest
SBA 7(a)	-	332	-
SBA 504	174	-	-
Commercial	1,180	146	1,571
Residential mortgage	255	2,058	1,961
Consumer	-	-	-
Total	1,609	2,536	3,532
Nonperforming loans to total loans	3.76%	2.35%	1.55%
Nonperforming assets to total loans and OREO	4.17%	2.45%	1.60%
Nonperforming assets to total assets	2.98%	1.87%	1.27%
(1) Amount of nonperforming loans guaranteed by the Small Business Administration	$1,759	$1,983	$998

    The current state of the economy largely impacts the Company's level of delinquent and nonperforming loans.  The recession that began in 2008 continues to put a strain on the Company's borrowers and their ability to pay their loan obligations.  Unemployment rates are at the highest level in 25 years and are expected to increase.  Unemployment and flat wages have caused consumer spending and demand for goods to decline, impacting the profitability of small businesses.  Consequently, the Company's nonperforming loans have increased this quarter albeit at a lower rate of increase than in the first two quarters of 2009.

    Nonperforming loans amounted to $24.7 million at September 30, 2009, an increase of $8.6 million from year-end 2008.  This increase was due primarily to the residential mortgage, SBA 7(a) and SBA 504 portfolios, most of which are secured by real estate.  The rate at which nonperforming loans are increasing slowed during the third quarter of 2009 compared to the first two quarters of 2009.  The increase from June 30, 2009 to September 30, 2009 was 8.4%, compared to 14.5% from March 31, 2009 to June 30, 2009 and 23.4% from December 31, 2008 to March 31, 2009.  Included in nonperforming loans at September 30, 2009, are approximately $1.8 million of loans guaranteed by the SBA, compared to $2.0 million at December 31, 2008.  In addition, there were $1.6 million and $2.5 million in loans past due 90 days or more and still accruing interest at September 30, 2009 and December 31, 2008, respectively.

    Other real estate owned ("OREO") properties totaled $2.8 million at September 30, 2009, an increase of $2.1 million from $710 thousand at year-end 2008.  The majority of this increase is due to three commercial properties totaling $2.4 million for which the Company took title to during the third quarter of 2009.

    Potential problem loans are those where information about possible credit problems of borrowers causes management to have doubt as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $3.4 million at September 30, 2009, an increase of $683 thousand from December 31, 2008.

    Troubled debt restructurings occur when a creditor, for economic or legal reasons related to a debtor's financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate.  At September 30, 2009, there were three loans totaling $7.8 million that were classified as troubled debt restructurings by the Company.  These loans are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.  In addition, the Company modified loans during the course of the year that were not considered troubled debt restructurings.  These loan modifications were predominantly done in the Company's higher risk SBA portfolio.  Modifications were made to SBA and commercial loans totaling $31.4 million and to residential mortgages totaling $1.6 million.  The types of modifications include changing from a fixed rate of interest to a floating market rate, extending the term of the loan, or allowing interest only payments for a specified period of time.  The majority of loans modified during the year are performing according to their new terms.

Allowance for Loan Losses

    Management reviews the level of the allowance for loan losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  Specific reserves are made to significant individual impaired loans, which have been defined to include all nonaccrual loans and troubled debt restructurings.  The general reserve is set based upon a five-year historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Beginning this quarter, when calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate, and high risk.  The factors are evaluated separately for each type of loan.  For example, commercial loans are broken down further into commercial and industrial loans, commercial mortgages, construction loans, etc.  Each type of loan is risk weighted for each environmental factor based on its individual characteristics.

    According to the Company's policy, a loss ("charge-off") is to be recognized and charged to the reserve for loan losses as soon as a loan is recognized as being uncollectible.  All credits which are 90 days past due must be analyzed for their collectability. Once a loss is known to exist, the loss approval process would be immediately expedited.

    During 2009, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio and changes to some of the environmental factors noted above.  The inherent credit risk was evidenced by the increase in delinquent and nonperforming loans during the year, as the downturn in the economy impacted borrowers' abilities to pay and factors, such as a weakened housing market, eroded the value of underlying collateral.  In addition, net charge-offs increased during the quarter and year-to-date periods as the Company proactively addressed these issues.

    The allowance for loan losses totaled $12.4 million, $10.3 million and $9.9 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively, with a resulting allowance to total loan ratios of 1.90 percent, 1.51 percent and 1.45 percent, respectively.  Net charge-offs amounted to $1.2 million for the three months ended September 30, 2009, compared to $1.1 million for the three months ended September 30, 2008.  Net charge-offs amounted to $3.9 million for the nine months ended September 30, 2009, compared to $1.7 million for the nine months ended September 30, 2008.  The increase in net charge-offs was primarily related to the SBA 7(a) and commercial loan portfolios, most of which are secured by real estate.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.  Quarter-to-date and year-to-date, the highest net charge-off ratios can be seen in the Company's higher risk SBA portfolio.

    The following is a reconciled summary of the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008:

Allowance for Loan Loss Activity	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Balance, beginning of period	$10,665	$8,945	$10,326	$8,383
Provision charged to expense	3,000	2,100	6,000	3,200

Charge-offs:
SBA	448	423	1,877	936
SBA 504	-	500	312	500
Commercial	674	200	1,720	260
Residential mortgage	125	-	216	25
Consumer	11	78	22	140
Total charge-offs	1,258	1,201	4,147	1,861

Recoveries:
SBA	14	40	103	105
SBA 504	22	-	27	-
Commercial	-	29	131	35
Residential mortgage	-	-	-	-
Consumer	2	-	5	51
Total recoveries	38	69	266	191
Total net charge-offs	1,220	1,132	3,881	1,670
Balance, end of period	12,445	$9,913	12,445	$9,913

Selected loan quality ratios:
Net charge-offs to average loans (annualized):
SBA	1.68%	1.49%	2.30%	1.10%
SBA 504	(0.12)	2.61	0.51	0.91
Commercial	0.89	0.21	0.70	0.10
Residential mortgage	0.40	0.00	0.23	0.04
Consumer	0.06	0.52	0.04	0.20
Total Loans	0.73	0.67	0.78	0.35

Allowance for loan losses to total loans at period end	1.90	1.45	1.90	1.45
Allowance for loan losses to nonperforming loans	50.41	93.19	50.41	93.19

Deposits

    Deposits, which include noninterest and interest-bearing demand deposits and interest-bearing savings and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.

    During the first nine months of 2009, total deposits increased $43.5 million to $750.7 million at September 30, 2009, from $707.1 million at December 31, 2008.  The increase in deposits was primarily the result of a $128.9 million increase in savings deposits, a $9.4 million increase in noninterest-bearing demand deposits, and a $5.4 million increase in interest-bearing demand deposits, partially offset by a $100.1 million decrease in time deposits.  The increase in savings deposits and decline in time deposits was due to the migration of deposits into our new savings product.  This, combined with the Company's new sales initiatives and efforts by branch personnel and administration to bring in deposit relationships, resulted in increased noninterest-bearing demand deposits period over period.

    This activity has resulted in a favorable shift in our deposit concentration from 19 percent savings and 58 percent time deposits at December 31, 2008, to 35 percent savings and 41 percent time deposits at September 30, 2009.   The concentration of demand deposits equaled 11 percent and interest-bearing demand deposits equaled 12 percent at September 30, 2009 and December 31, 2008, respectively.  The Company anticipates a continued migration of deposits from time deposits to savings products for the remainder of 2009.

Borrowed Funds and Subordinated Debentures

    Borrowed funds and subordinated debentures totaled $100.5 million at September 30, 2009, a decrease of $20.0 million or 16.6 percent from December 31, 2008. This net decrease was due to the maturity of a repurchase agreement in March 2009 and no overnight line of credit as of September 30, 2009.  As of September 30, 2009, the Company was a party to the following borrowed funds and subordinated debenture transactions:

(In thousands)	September 30, 2009	December 31, 2008
FHLB Borrowings:
Overnight line of credit	$-	$10,000
Fixed rate advances	40,000	40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	25,000
Subordinate debentures	15,465	15,465

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

    The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2009, is a decline of 0.34 percent in a rising-rate environment and a decline of 1.01 percent in a falling-rate environment.  Both variances are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2008, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.19 percent in a rising-rate environment and a decrease of 1.39 percent in a falling-rate environment.

 Operating, Investing, and Financing Cash

    Cash and cash equivalents amounted to $65.9 million at September 30, 2009, an increase of $31.5 million from December 31, 2008.  Net cash provided by operating activities for the nine months ended September 30, 2009, amounted to $6.3 million, primarily due to proceeds from the sale of mortgage loans, offset by originations of loans held for sale and net losses from operations.  Net cash provided by investing activities amounted to $2.4 million for the nine months ended September 30, 2009, primarily due to proceeds from the maturities and sales of securities available for sale and principal repayments on securities and loans.  Net cash provided by financing activities amounted to $22.8 million for the nine months ended September 30, 2009, primarily due to a significant increase in deposits and proceeds from new borrowings, partially offset by matured and called borrowings and cash dividends paid on preferred stock.

Liquidity

    The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

    At September 30, 2009, the Parent Company had $5.3 million in cash and $112 thousand in marketable securities, valued at fair market value, compared to $6.1 million in cash and $94 thousand in marketable securities at December 31, 2008.  The decrease in cash at the Parent Company was due to the payment of preferred stock dividends to the U.S. Treasury as part of the Capital Purchase Program and other operating expenses.  Expenses at the Parent Company are minimal, and management believes that the Parent Company has adequate liquidity to fund its obligations.

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

    At September 30, 2009, $103.5 million was available for additional borrowings from the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") of New York.  Pledging additional collateral in the form of 1-4 family residential mortgages or investment securities can increase these lines.  Additional sources of liquidity are the securities available for sale and SBA loans held for sale portfolios, which were $140.9 million and $21.4 million at September 30, 2009, respectively.

    As of September 30, 2009, deposits included $24.3 million of Government deposits, as compared to $18.7 million at December 31, 2008.  These deposits are generally short in duration and are sensitive to price competition.  The Company believes the current portfolio of these deposits to be appropriate.  Included in the portfolio are $20.7 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

    At September 30, 2009, the Bank had $81.6 million of loan commitments, which will generally either expire or be funded within one year. The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, approximately $11.8 million of these commitments are for SBA loans, which may be sold into the secondary market.

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

    In addition to the risk-based guidelines, regulators require that an institution, which meets the regulator’s highest performance and operation standards, maintain a minimum leverage ratio (tier 1 capital as a percentage of tangible assets) of 4 percent.  For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each institution are evaluated through the ongoing regulatory examination process.

    The Company's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2009
Leverage Ratio	$81,926	9.08%	≥	$36,083	4.00%	≥	$45,104	N/A
Tier I risk-based capital ratio	81,926	11.83%	≥	27,703	4.00%	≥	41,554	N/A
Total risk-based capital ratio	90,631	13.09%	≥	55,406	8.00%	≥	69,257	N/A
As of December 31, 2008
Leverage Ratio	83,671	9.54%	≥	35,071	4.00%	≥	43,839	N/A
Tier I risk-based capital ratio	83,671	12.02%	≥	27,846	4.00%	≥	41,769	N/A
Total risk-based capital ratio	92,394	13.27%	≥	55,692	8.00%	≥	69,616	N/A

    The Bank's capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of September 30, 2009
Leverage Ratio	$68,128	7.56%	≥	$36,046	4.00%	≥	$45,057	5.00%
Tier I risk-based capital ratio	68,128	9.85%	≥	27,664	4.00%	≥	41,495	6.00%
Total risk-based capital ratio	85,320	12.34%	≥	55,327	8.00%	≥	69,159	10.00%
As of December 31, 2008
Leverage Ratio	69,049	7.88%	≥	35,043	4.00%	≥	43,804	5.00%
Tier I risk-based capital ratio	69,049	9.93%	≥	27,806	4.00%	≥	41,709	6.00%
Total risk-based capital ratio	86,259	12.41%	≥	55,612	8.00%	≥	69,514	10.00%

Shareholders’ Equity

    Shareholders' equity decreased $418 thousand, or 0.6 percent, to $67.4 million at September 30, 2009, compared to $67.8 million at December 31, 2008.  This decrease was primarily the result of a $1.2 million net loss, $532 thousand of noncredit other-than-temporary impairment losses, and $769 thousand in preferred stock dividends accrued during the nine months ended September 30, 2009, offset in part by $1.9 million appreciation in the market value of the securities and cash flow hedges and $172 thousand in stock related compensation expense.

    In accordance with its revised dividend policy announced during the third quarter of 2008, the Company did not declare any dividends during the nine months ended September 30, 2009.  The revised dividend policy established a targeted dividend payout ratio of 20% of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The dividend would be paid once annually, in the next succeeding year.  In addition, the Company is subject to limitations on the payment of dividends related to its participation in the U.S. Treasury's Capital Purchase Plan.

    The Company has suspended its share repurchase program, as required by the U.S. Treasury's Capital Purchase Plan.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the nine months ended September 30, 2009.  As of September 30, 2009, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.

Derivative Financial Instruments

    The Company has stand alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

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

    At September 30, 2009 and December 31, 2008 the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate	1.67%	3.22%
Weighted average maturity in years	2.2	2.9
Unrealized loss relating to interest rate swaps	$(877)	$(1,013)

    These agreements provided for the Company to receive payments at a variable rate determined by a specific index (three month Libor) in exchange for making payments at a fixed rate.

    At September 30, 2009, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.T.     Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors

    Information regarding this item as of September 30, 2009 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

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

UNITY BANCORP, INC.

Dated: November 10, 2009	/s/ Alan J. Bedner, Jr.
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