Form 10-K
period 2009-12-31
UNITY BANCORP INC /NJ/
filed 2010-03-18
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                           December 31, 2009
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to ________

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                          Accelerated filer ☐
Non-accelerated filer  ☐                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐   No ☒

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $16,752,844 and 4,719,111 shares of the Common Stock were outstanding to non-affiliates.  As of March 1, 2010, 7,155,838 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index to Form 10-K
		Page
Part I
Item 1.	Business
	a) General	1
	b) Statistical Information	7
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12

Part II
Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and	13
	Issuer Purchases of Equity Securities
Item 5.	Selected Financial Data	13

Item 6.	Management's Discussion and Analysis of Financial Condition and	13
	Results of Operations
Item 6A.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 7.	Financial Statements and Supplementary Data	14

Item 8.	Changes in and Disagreements with Accountants on Accounting and	14
	Financial Disclosure

Item 8A(T).	Controls and Procedures	14

Item 8B.	Other Information – None	14

Part III
Item 9.	Directors, Executive Officers and Corporate Governance;
	Compliance with Section 16(a) of the Exchange Act	14
Item 10.	Executive Compensation	15
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	15
Item 12.	Certain Relationships and Related Transactions and Director Independence	15
Item 13.	Principal Accountant Fees and Services	15

Part IV
Item 14.	Exhibits and Financial Statement Schedules	16

	Signatures	18

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

Competition

The Company is located in an extremely competitive area.  The Company's service area is already serviced by major regional banks, large thrift institutions and a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market.  Most of the Company's competitors have substantially more capital, and therefore greater lending limits than the Company.  The Company's competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision-making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2009, the Company employed 159 full-time and 12 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2009, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 56, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 39, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Dave Hensley, 63, Acting Chief Lending Officer and Senior Vice President of the Company and Bank	2009	Previously, Mr. Hensley was a Commercial Lender for Unity Bank from 2002 to 2009.

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

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from; (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public such as, greater convenience, increased competition or gains in efficiency, against the possible adverse effects; such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Insurance of Deposits: During the third quarter of 2008, Congress instituted the Emergency Economic Stabilization Act (the "Act") to address the dysfunctional credit markets.  This Act authorized the Troubled Asset Relief Program (“TARP”) which provided capital to financial institutions and purchased troubled mortgages from institutions.  The U.S. Department of Treasury’s Capital Purchase Program (“CPP”) authorized the Treasury to purchase newly issued preferred stock and common stock purchase warrants from financial institutions or their holding companies. In addition, the Act authorized the temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account.  The FDIC also implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC.  The unlimited insurance coverage for noninterest bearing transactional accounts will expire on June 30, 2010 for those institutions that have elected not to opt out of the program and which pay additional insurance assessments. The Bank elected not to opt out of this program, and is paying the required assessment. The increased deposit insurance for all accounts will expire on December 31, 2013 and the prior limits, described below, will go back into effect.

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

The FDIC has significantly increased deposit insurance assessment rates, beginning in the second quarter of 2009.  As increased, the adjusted base assessment rates range from 12.0 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment between 15 and 25 basis points of the amount of deposits in excess of $250,000 commencing on January 1, 2010.  The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009.  The 5 basis point special assessment resulted in a charge to the Bank of approximately $408 thousand.  The FDIC also required insured depository institutions to pre-pay deposit insurance premiums for the next two and one-half years in 2009. Premium assessments are to increase by three basis points in 2011. These additional costs have and will adversely affect the Company’s results of operations.

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

SOX includes very specific additional disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems such as, the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) became law on February 17, 2009. The main purpose of the ARRA is to provide fiscal stimulus to the U.S. economy and help foster job creation and economic activity. However, portions of the ARRA amend the Emergency Economic Stabilization Act (discussed above) and the terms of the CPP, and impose new requirements on institutions participating in the CPP, like the Company.  Among other things, these provisions, and the regulations issued by the Treasury to implement them, require substantial new restrictions on executive compensation, prohibiting severance payments regardless of the cause of an executive’s departure and bonus payments to certain officers of institutions participating in the CPP, and require the adoption of various policies and procedures affecting compensation. The ARRA also imposes new certification requirements on management of an institution participating in the CPP, and new review requirements on the compensation committee of such an institution. These restrictions may make it more difficult for the Company to attract and retain senior management.

b)           Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2009 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):
				Annual Report
Description of Financial Data				Pages

I.	Distribution of Assets, Liabilities, and Stockholders' Equity; Interest
	Rates and Interest Differential
	A.	Analysis of Net Interest Earnings		5
	B.	Average Balance Sheets		8
	C.	Rate/Volume Analysis		10

II.	Investment Portfolio
	A.	Book value of investment securities		37
	B.	Investment securities by range of maturity with corresponding average yields		38
	C.	Securities of issuers exceeding ten percent of stockholders' equity		N/A

III.	Loan Portfolio
	A.	Types of loans		13
	B.	Maturities and sensitivities of loans to changes in interest rates		14
	C.	Risk elements
		1)	Nonaccrual, past due and restructured loans	15
		2)	Potential problem loans	15
		3)	Foreign outstandings	N/A
		4)	Loan concentrations	14
	D.	Other interest-bearing assets		N/A

IV.	Summary of Loan Loss Experience
	A.	Analysis of the allowance for loan losses		17
	B.	Allocation of the allowance for loan losses		17

V.	Deposits
	A.	Average amount and average rate paid on major categories of deposits		8
	B.	Other categories of deposits		N/A
	C.	Deposits by foreign depositors in domestic offices		N/A
	D.	Time deposits of $100,000 or more by remaining maturity		43
	E.	Time deposits of $100,000 or more by foreign offices		N/A

VI.	Return on Equity and Assets			5

VII.	Short-term Borrowings
	A.	Amounts outstanding		43
	B.	Maximum amount of borrowings in each category outstanding at any month-end		43
	C.	Average amount outstanding		43

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

During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures.  In 2008, we paid $589 thousand in deposit insurance assessments and in 2009 this increased to $1.7 million. During 2009, the FDIC announced increased assessments, which went into effect for the second quarter of 2009, raising insurance premiums for the healthiest banks by 7 basis points. In addition, the FDIC has required insured depository institutions like the Bank to pre-pay deposit insurance premiums for the next two and one-half years in 2009, and to increase deposit insurance assessments by three basis points in 2011. Banks that have opted to remain eligible for the FDIC’s increased insurance program for noninterest-bearing deposits must also pay an assessment of 10 basis points of the amount of noninterest-bearing deposits in excess of $250,000 through December 31, 2009, with a higher assessment beginning January 1, 2010 through the end of the program on June 30, 2010.  As a result of these increased assessments, we will face higher noninterest expense in future periods.

Our nonperforming assets have substantially increased over the past year, and this has, and will continue, to affect our results of operations.

Over the course of 2009, our total nonperforming assets have increased to $27.0 million, or 4.10% of our total loans and OREO, from $16.8 million, or 2.45% of our total loans and OREO. The increase in nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. This deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance; in addition, dislocation and volatility in the credit markets may negatively affect the value of our assets.

 Beginning in mid 2008, there has been significant turmoil and volatility in global financial markets.   Nationally, we have seen economic factors such as a recession, a rise in unemployment, and a weakened U.S. dollar. Recent market uncertainty regarding the financial sector has increased.  In addition to the impact on the economy, changes in interest rates, in the shape of the yield curve, or in valuations in the debt or equity markets or disruptions in the liquidity or other functioning of financial markets, all of which have been seen recently, could directly impact us in one or more of the following ways:

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

·        The market value of our securities portfolio may decline and result in other-than-temporary charges or realized losses on the sale of securities.  The value of securities in our portfolio are affected by factors that impact the U.S. securities markets in general as well specific financial sector factors such as the deterioration of the credit worthiness of issuers.  Further declines in these sectors may result in future other-than-temporary impairment charges and/or realized losses on the sale of securities.

·        Asset quality may deteriorate as borrowers become unable to repay their loans.

·        Lack of liquidity within the capital markets which we use to raise funds to support our business transactions may impact the cost of funds or our ability to raise funds.

Our business strategy could be adversely affected if we are not able to attract and retain skilled employees and manage our expenses.

We expect to continue to experience growth in the scope of our operations; and, correspondingly, in the number of our employees and customers.  We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth.  Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees.  Our ability to attract and retain senior management may be adversely affected by the restrictions imposed upon us under the CPP, as revised by the American Reinvestment and Recovery Act.  Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

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

The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan.  There is a risk that the SBA will not honor their guarantee if a loan is not underwritten to SBA guidelines.  The Company follows the underwriting guidelines of the SBA, however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.

Our ability to earn significant noninterest income from the sale of SBA loans into the secondary market has been negatively impacted by current market conditions affecting the secondary market for SBA loans.

Historically, the Company has earned significant noninterest income from the sale into the secondary market of substantially all of the guaranteed portion of its loans originated under the SBA’s loan programs. However, starting in the fall of 2008, the secondary market for SBA loans lost liquidity, and SBA loan program participants like the Company have had difficulty selling SBA loans in the secondary market. In order to manage our capital levels, and in order to avoid holding a significant amount of these SBA loans in our portfolio, we have elected to substantially curtail our participation in SBA lending programs, closing our loan origination operations outside of our New York, New Jersey and Pennsylvania primary trade areas and only offering SBA loan products as an adjunct to community banking business. As a result, our noninterest income has substantially declined, and will not likely return to historic levels.

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

Our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans are impacted by economic conditions.   Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  Although economic conditions in our primary market have faired better than other areas of the United States, we cannot assure you that these conditions will continue to prevail.  We cannot assure you that positive trends or developments discussed in this annual report will continue or that negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2009, the Company’s allowance for loan losses was $13.8 million, or 2.11% of our total loan portfolio and 51.2% of our nonperforming assets.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management; and, periodically, by an independent loan review function and by the Audit Committee.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

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

We are subject to extensive federal and state legislation, regulation and supervision which are intended primarily to protect depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, rather than investors.  Legislative and regulatory changes may increase our costs of doing business; or, otherwise, adversely affect us and create competitive advantages for non-bank competitors.

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

Item 1B.         Unresolved Staff Comments:  None

Item 2.   Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its sixteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2009.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2009 Annual Rental Fee
Clinton, NJ	Leased	1996	2013	$400,000
Colonia, NJ	Leased	1998	2012	38,672
Flemington, NJ	Owned	2005	-----	-----
Linden, NJ	Owned	1997	-----	-----
Highland Park, NJ	Leased	1999	2014	91,193
North Plainfield, NJ	Owned	1991	-----	-----
Scotch Plains, NJ	Owned	2004	-----	-----
Springfield, NJ	Leased	1995	2011	32,935
South Plainfield, NJ	Leased	1999	2014	110,459
Union, NJ	Owned	2002	-----	-----
Edison, NJ	Leased	1999	2014	128,143
Whitehouse, NJ	Owned	1998	-----	-----
Phillipsburg, NJ	Leased	2005	2015	82,588
Middlesex, NJ	Owned	2007	-----	-----
Forks Township, PA	Leased	2006	2010	56,938
William Penn (Easton), PA	Leased	2007	2010	67,911
Great Neck, NY	Leased	2006	2010	39,820

Item 3.           Legal Proceedings:

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

PART II

Item 4.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)           Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”  The following table sets forth the high and low closing prices of the Common Stock as reported on the NASDAQ Global Market for the periods indicated.   The prices reflect the impact of the 5 percent stock distribution paid on June 27, 2008.

Year Ended December 31, 2009:	High	Low
4th Quarter	$4.49	$3.95
3rd Quarter	4.45	3.15
2nd Quarter	4.00	3.00
1st Quarter	3.90	2.75

Year Ended December 31, 2008	High	Low
4th Quarter	$4.85	$2.81
3rd Quarter	6.95	4.00
2nd Quarter	8.00	6.48
1st Quarter	9.25	7.50

(b)         Holders

As of March 1, 2010, there were approximately 491shareholders of record of the Company’s Common Stock.

(c)         Dividends

In the first and second quarters of 2008, the Company paid a cash dividend of $0.05 per share. The Company has not paid a cash dividend since the second quarter of 2008.

Under the terms of the CPP, we are limited in our ability to pay cash dividends. Without the approval of the Treasury, we cannot pay a quarterly cash dividend in excess of $0.05 per share, the amount of our last quarterly cash dividend prior to October 14, 2008. In addition, during the third quarter of 2008, the Company revised its cash dividend payment policy.  The decision was made based upon the current economic environment to retain capital so that the holding company can remain a source of strength to the subsidiary bank.  Previously, the Company had paid a quarterly cash dividend at a rate set by the Board based upon a number of factors.  The Board has now established a targeted dividend payout ratio of 20 percent of the Company’s earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company’s projected capital needs.  The Board now intends to pay a cash dividend once annually, in the next succeeding year.

Item 5.                  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” on page 58 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated by reference herein.

Item 6.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 5 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated by reference herein.

Item 6A.   Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” on pages 19 through 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated by reference herein.

Item 7.       Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements on pages 27 through 57 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, are incorporated by reference herein.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:  None

Item 8A(T).   Controls and Procedures:

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

(b)    Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” on page 25 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009, is incorporated by reference herein.

(c)    Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.   Other Information:  None

PART III

Item 9.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 10.                  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

Item 11.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation stock option plans approved by security holders	886,286	$5.73	58,711
Equity compensation plans approved by security holders (Restricted Stock Plan)	54,581	-	24,853
Equity compensation plans not approved by security holders	-	-	-
Total	940,867	$5.40	83,564

There were no share repurchases during 2009 or 2008.  Pursuant to the requirements of the Treasury’s Capital Purchase Program, the Company has suspended its stock repurchase program.

Item 12.                  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

Item 13.                  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

PART IV

Item 14.                  Exhibits and Financial Statement Schedules:

(a)         FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2009, are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm (page 26)

Consolidated Balance Sheets (page 27)

Consolidated Statements of Operations (page 28)

Consolidated Statements of Changes in Shareholders’ Equity (page 29)

Consolidated Statements of Cash Flows (page 30)

Notes to Consolidated Financial Statements (pages 31 through 57)

 (b)         EXHIBITS:

Exhibit
Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan for Non-Employee Directors (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1997 Stock Bonus Plan (3)
10(iv)	1998 Stock Option Plan (4)
10(v)	1999 Stock Option Plan (5)
10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)
10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)
10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(xiii)	2002 Stock Option Plan (6)
10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xvi)	2004 Stock Bonus Plan (9)
10(xvii)	2006 Stock Option Plan (10)
10(xviii)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
13	Portion of Unity Bancorp. Inc. 2009 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 27, 2006 and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.

(c)           Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ David D. Dallas	Chairman of the Board and	March 18, 2010
David D. Dallas	Director
/s/ James A. Hughes	President, Chief Executive Officer	March 18, 2010
James A. Hughes	And Director
/s/ Alan J. Bedner, Jr.	Chief Financial Officer (Principal	March 18, 2010
Alan J. Bedner, Jr.	Financial and Accounting Officer)
/s/ Raj Patel	Director	March 18, 2010
Raj Patel
/s/ Dr. Mark S. Brody	Director	March 18, 2010
Dr. Mark S. Brody
/s/ Robert H. Dallas, II	Director	March 18, 2010
Robert H. Dallas, II
/s/ Peter E. Maricondo	Director	March 18, 2010
Peter E. Maricondo
/s/ Wayne Courtright	Director	March 18, 2010
Wayne Courtright
/s/ Charles S. Loring	Director	March 18, 2010
Charles S. Loring
/s/ Allen Tucker	Director	March 18, 2010
Allen Tucker