Form 10-Q
period 2010-03-31
UNITY BANCORP INC /NJ/
filed 2010-05-11
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (908) 730-7630

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer ☐     Accelerated filer ☐     Nonaccelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 1, 2010 common stock, no par value: 7,155,838 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
ASSETS
Cash and due from banks	$22,654	$23,517	$17,896
Federal funds sold and interest-bearing deposits	43,734	50,118	12,329
Cash and cash equivalents	66,388	73,635	30,225
Securities:
Available for sale	113,465	140,770	122,873
Held to maturity (fair value of $25,310, $28,406 and $33,313, respectively)	24,977	28,252	35,149
Total securities	138,442	169,022	158,022
Loans:
SBA held for sale	22,617	21,406	22,559
SBA held to maturity	75,191	77,844	80,008
SBA 504	67,000	70,683	75,556
Commercial	292,557	293,739	303,991
Residential mortgage	135,596	133,059	125,007
Consumer	58,239	60,285	62,781
Total loans	651,200	657,016	669,902
Less: Allowance for loan losses	14,055	13,842	10,307
Net loans	637,145	643,174	659,595
Premises and equipment, net	11,525	11,773	12,329
Deferred tax assets	7,856	7,308	6,360
Bank owned life insurance	8,574	6,002	5,835
Prepaid FDIC insurance	4,136	4,739	-
Federal Home Loan Bank stock	4,677	4,677	4,947
Accrued interest receivable	4,009	4,225	4,328
Other real estate owned	3,318	1,530	763
Goodwill and other intangibles	1,555	1,559	1,570
SBA servicing assets	758	897	1,320
Other assets	1,544	1,816	1,383
Total Assets	$889,927	$930,357	$886,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$84,858	$80,100	$75,857
Interest-bearing demand deposits	102,846	100,046	85,390
Savings deposits	291,870	286,334	163,606
Time deposits, under $100,000	149,934	183,377	258,890
Time deposits, $100,000 and over	85,294	108,382	119,523
Total deposits	714,802	758,239	703,266
Borrowed funds	86,554	85,000	97,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	706	710	841
Accrued expenses and other liabilities	3,688	3,078	2,580
Total Liabilities	821,215	862,492	819,152
Commitments and contingencies	-	-	-

Shareholders' equity:
Preferred stock, no par value, 500 shares authorized	18,650	18,533	18,194
Common stock, no par value, 12,500 shares authorized	55,536	55,454	55,179
Retained earnings (deficit)	(1,117)	(1,492)	1,437
Treasury stock at cost	(4,169)	(4,169)	(4,169)
Accumulated other comprehensive loss, net of tax	(188)	(461)	(3,116)
Total Shareholders' Equity	68,712	67,865	67,525
Total Liabilities and Shareholders' Equity	$889,927	$930,357	$886,677

Preferred shares	21	21	21
Issued common shares	7,581	7,569	7,544
Outstanding common shares	7,156	7,144	7,119

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2010	2009
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$26	$13
Federal Home Loan Bank stock	34	-
Securities:
Available for sale	1,280	1,679
Held to maturity	338	386
Total securities	1,618	2,065
Loans:
SBA	1,452	1,607
SBA 504	1,087	1,231
Commercial	4,604	5,016
Residential mortgage	1,961	1,864
Consumer	731	794
Total loans	9,835	10,512
Total interest income	11,513	12,590
INTEREST EXPENSE
Interest-bearing demand deposits	258	270
Savings deposits	901	644
Time deposits	1,813	3,723
Borrowed funds and subordinated debentures	1,077	1,179
Total interest expense	4,049	5,816
Net interest income	7,464	6,774
Provision for loan losses	1,500	1,500
Net interest income after provision for loan losses	5,964	5,274
NONINTEREST INCOME
Branch fee income	362	330
Service and loan fee income	209	252
Gain on sale of SBA loans held for sale, net	-	29
Gain on sale of mortgage loans	145	64
Bank owned life insurance	73	55
Net security gains	4	515
Other income	117	103
Total noninterest income	910	1,348
NONINTEREST EXPENSE
Compensation and benefits	2,999	2,624
Occupancy	677	687
Processing and communications	524	541
Furniture and equipment	423	495
Professional services	229	246
Loan collection costs	184	198
Deposit insurance	330	301
Advertising	106	75
Other expenses	469	388
Total noninterest expense	5,941	5,555
Income before provision for income taxes	933	1,067
Provision for income taxes	185	336
Net income	748	731
Preferred stock dividends and discount accretion	373	379
Income available to common shareholders	$375	$352

Net income per common share - Basic	$0.05	$0.05
- Diluted	0.05	0.05
Weighted average common shares outstanding - Basic	7,150	7,119
- Diluted	7,294	7,148

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2010 and 2009

	Preferred	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	Earnings	Stock	Loss	Equity
Balance, December 31, 2008	$18,064	7,119	$55,179	$1,085	$(4,169)	$(2,356)	$67,803
Comprehensive income (loss):
Net income				731			731
Net unrealized losses on securities						(785)	(785)
Net unrealized gains on cash flow hedge derivatives						25	25
Total comprehensive loss							(29)
Accretion of discount on preferred stock	130			(130)			-
Dividends on preferred stock (5% annually)				(249)			(249)
Balance, March 31, 2009	$18,194	7,119	$55,179	$1,437	$(4,169)	$(3,116)	$67,525

	Preferred	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	Earnings	Stock	Loss	Equity
Balance, December 31, 2009	$18,533	7,144	$55,454	$(1,492)	$(4,169)	$(461)	$67,865
Comprehensive income:
Net income				748			748
Net unrealized gains on securities						272	272
Net unrealized gains on cash flow hedge derivatives						1	1
Total comprehensive income							1,021
Accretion of discount on preferred stock	117			(117)			-
Dividends on preferred stock (5% annually)				(256)			(256)
Common stock issued and related tax effects		12	82				82
Balance, March 31, 2010	$18,650	7,156	$55,536	$(1,117)	$(4,169)	$(188)	$68,712

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$748	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,500
Net amortization of purchase premiums and discounts on securities	219	54
Depreciation and amortization	316	429
Deferred income tax benefit	(740)	(219)
Net security gains	(4)	(515)
Stock compensation expense	87	48
Gain on sale of SBA loans held for sale, net	-	(29)
Gain on sale of mortgage loans	(145)	(64)
Origination of mortgage loans held for sale	(7,837)	(438)
Origination of SBA loans held for sale	(1,211)	(1,341)
Proceeds from the sale of mortgage loans held for sale, net	7,982	5,246
Proceeds from the sale of SBA loans held for sale, net	-	867
Loss on the sale of premises and equipment	3	-
Net change in other assets and liabilities	1,724	1,043
Net cash provided by operating activities	2,642	7,312
INVESTING ACTIVITIES:
Purchases of securities held to maturity	-	(4,036)
Purchases of securities available for sale	-	(37,412)
Purchases of Federal Home Loan Bank stock, at cost	-	(4,734)
Maturities and principal payments on securities held to maturity	1,279	1,045
Maturities and principal payments on securities available for sale	18,820	11,262
Proceeds from sale of securities held to maturity	1,893	-
Proceeds from sale of securities available for sale	8,838	19,809
Proceeds from redemption of Federal Home Loan Bank stock	-	4,644
Proceeds from the sale of other real estate owned	1,698	67
Net decrease in loans	2,235	10,023
Purchase of bank owned life insurance	(2,499)	-
Proceeds from the sale of premises and equipment	26	-
Purchases of premises and equipment	(76)	(86)
Net cash provided by investing activities	32,214	582
FINANCING ACTIVITIES:
Net decrease in deposits	(43,437)	(3,851)
Proceeds from new borrowings	1,554	2,000
Repayments of borrowings	-	(10,000)
Proceeds from issuance of common stock	-	(48)
Proceeds from the exercise of stock options, including related tax benefits	38	-
Cash dividends paid on preferred stock	(258)	(201)
Net cash used in financing activities	(42,103)	(12,100)
Decrease in cash and cash equivalents	(7,247)	(4,206)
Cash and cash equivalents, beginning of period	73,635	34,431
Cash and cash equivalents, end of period	$66,388	$30,225
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$4,053	$5,780
Income taxes paid	303	514
Noncash investing activities:
Transfer of loans to other real estate owned	3,486	121

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2010

 NOTE 1.  Significant Accounting Policies

    The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s loan portfolio.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2010, 1,520,529 shares have been reserved for issuance upon the exercise of options, 874,547 option grants are outstanding, and 643,223 option grants have been exercised, forfeited or expired, leaving 2,759 shares available for grant.

No options were granted during the three months ended March 31, 2010 or 2009.

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $52 thousand and $31 thousand for the three months ended March 31, 2010 and 2009, respectively.  The related income tax benefit was approximately $21 thousand and $17 thousand for the three months ended March 31, 2010 and 2009, respectively.

Transactions under the Company’s stock option plans for the three months ended March 31, 2010 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	886,286	$5.73	4.6	$293,911
Options granted	-	-
Options exercised	(11,739)	2.70
Options forfeited	-	-
Options expired	-	-
Outstanding at March 31, 2010	874,547	$5.77	4.4	$853,279
Exercisable at March 31, 2010	717,163	$6.03	3.4	$686,557

As of March 31, 2010, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $217 thousand.  That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	403,975	3.8	$3.33	296,728	$3.13
4.01 - 8.00	257,897	5.0	5.71	207,760	5.61
8.01 - 12.00	134,535	3.9	9.18	134,535	9.18
12.01 - 16.00	78,140	6.6	12.76	78,140	12.76
Total	874,547	4.4	$5.77	717,163	$6.03

The following table presents information about options exercised during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Number of options exercised	11,739	-
Total intrinsic value of options exercised	$16,855	$-
Cash received from options exercised	31,731	-
Tax deduction realized from options exercised	6,732	-

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.

No restricted stock awards were granted during the three months ended March 31, 2010 or 2009.

Compensation expense related to the restricted stock awards totaled $35 thousand and $17 thousand for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was approximately $189 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.5 years.

As of March 31, 2010, 121,551 shares of restricted stock were reserved for issuance, of which 23,108 shares are available for grant.

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2010:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	54,281	$7.25
Granted	-	-
Vested	(14,374)	11.43
Forfeited	-	-
Nonvested restricted stock at March 31, 2010	39,907	$5.75

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return.  ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement.

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of March 31, 2010, all of the Company's derivative instruments qualified as hedging instruments.

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

Interest is credited to operations primarily based upon the principal amount outstanding.  When management believes there is sufficient doubt as to the ultimate ability to collect interest on a loan, interest accruals are discontinued and all past due interest, previously recognized as income, is reversed and charged against current period earnings.  Payments received on nonaccrual loans are applied as principal.  Loans are returned to an accrual status when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest.

Loans are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when the borrower is in arrears for two or more monthly payments; open end credit for two or more billing cycles; and single payment notes if interest or principal remains unpaid for 30 days or more.

Loans are charged off when collection is sufficiently questionable and when the Company can no longer justify maintaining the loan as an asset on the balance sheet. Loans qualify for charge-off when, after thorough analysis, all possible sources of repayment are insufficient.  These include: 1) potential future cash flows, 2) value of collateral, and/or 3) strength of co-makers and guarantors.  All unsecured loans are charged off upon the establishment of the loan’s nonaccrual status.  Additionally, all loans classified as a loss or that portion of the loan classified as a loss are charged off.  All loan charge-offs are approved by the Board of Directors.

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonaccrual loans.  Troubled debt restructurings occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate.  Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan’s effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.  The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale.

The Company originates loans to customers under an SBA program that generally provides for SBA guarantees of up to 90 percent of each loan.  In the past, the Company generally sold the guaranteed portion of its SBA loans to a third party and retained the servicing, holding the nonguaranteed portion in its portfolio.  During late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.  If sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income.  However, new authoritative accounting guidance under FASB ASC Topic 860, “Transfers and Servicing,” requires that the gains on sales of SBA 7(a) loans be deferred for a 90-day period after the sale, which coincides with the buyback or warranty period required by the SBA for all secondary market sales.

Serviced loans sold to others are not included in the accompanying consolidated balance sheets.  Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

    For additional information see the section titled "Loan Portfolio" under Item 2.  Management's Discussion and Analysis.

Allowance for Loan Losses and Unfunded Loan Commitments

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

The Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expenses and applied to the allowance which is maintained in other liabilities.

For additional information, see the sections titled "Asset Quality" and "Allowance for Loan Losses and Unfunded  Loan Commitments" under Item 2.  Management's Discussion and Analysis.

Other-Than-Temporary Impairment

The Company has a process in place to identify debt securities that could potentially have a credit impairment that is other-than-temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a forecasted period of time that allows for the recovery in value.

Management assesses its intent to sell or whether it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired with no intent to sell and no requirement to sell prior to recovery of its amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

NOTE 2.  Litigation

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of operations of the Company.

NOTE 3.  Net Income per Share

Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average common shares outstanding during the reporting period.  Net income available to common shareholders is calculated as net income less accrued dividends and discount accretion related to preferred stock.

Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.  However, when a net loss rather than net income is recognized, diluted earnings per share equals basic earnings per share.

The following is a reconciliation of the calculation of basic and diluted income per share.

	Three months ended March 31,
(In thousands, except per share amounts)	2010	2009
Net income	$748	$731
Less: Preferred stock dividends and discount accretion	373	379
Income available to common shareholders	$375	$352
Weighted average common shares outstanding (basic)	7,150	7,119
Plus: Potential dilutive common stock equivalents	144	29
Weighted average common shares outstanding (diluted)	7,294	7,148
Net income per common share -
Basic	$0.05	$0.05
Diluted	0.05	0.05
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	697	1,413

The number of anti-dilutive stock options and common stock warrants for the three months ended March 31, 2010 and 2009 include the issuance of common stock warrants to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.

NOTE 4.  Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return.  ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.

The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2010 and 2009.  The Company does not have an accrual for uncertain tax positions as of March 31, 2010 or December 31, 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2006 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

(In thousands)	Pre-tax	Tax	After-tax
Net unrealized security gains (losses):
Balance at December 31, 2008			$(1,728)
Unrealized holding loss on securities arising during the period	$(756)	$(313)	(443)
Less: Reclassification adjustment for gains included in net income	515	173	342
Net unrealized loss on securities arising during the period	(1,271)	(486)	(785)
Balance at March 31, 2009			(2,513)

Balance at December 31, 2009			5
Unrealized holding gain on securities arising during the period	468	193	275
Less: Reclassification adjustment for gains included in net income	4	1	3
Net unrealized gain on securities arising during the period	464	192	272
Balance at March 31, 2010			$277

Net unrealized losses on cash flow hedges:
Balance at December 31, 2008			$(628)
Unrealized holding gain on cash flow hedges arising during the period	$40	$15	25
Balance at March 31, 2009			(603)

Balance at December 31, 2009			(466)
Unrealized holding gain on cash flow hedges arising during the period	1	-	1
Balance at March 31, 2010			(465)
Total Accumulated Other Comprehensive Loss at March 31, 2010			$(188)

NOTE 6.  Fair Value

Fair Value Measurement

The Company follows FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

Level 1 Inputs
•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury, U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs
•	Quoted prices for similar assets or liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in inactive markets.
•
Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

•	Generally, this includes U.S. Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs
•	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
•
These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Securities Available for Sale
The fair value of available for sale ("AFS") securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

As of March 31, 2010, the fair value of the Company's AFS securities portfolio was $113.5 million.   Over 85 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $96.6 million at March 31, 2010.  Approximately $79.0 million of the residential mortgage-backed securities were issued or are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at March 31, 2010.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

SBA Servicing Assets
SBA servicing assets do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing assets using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing assets as of March 31, 2010 was determined using a discount rate of 15 percent, constant prepayment rates of 15 to 18, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing assets are classified as Level 3 assets.

Interest Rate Swap Agreements
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

There were no changes in the inputs or methodologies used to determine fair value during the quarter ended March 31, 2010 as compared to the quarters ended December 31, 2009 and March 31, 2009.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$8,587	$-	$8,587
State and political subdivisions	-	2,974	-	2,974
Residential mortgage-backed securities	-	96,633	-	96,633
Commercial mortgage-backed securities	-	4,139	-	4,139
Trust preferred securities	-	552	-	552
Other equities	-	580	-	580
Total securities available for sale	-	113,465	-	113,465
SBA servicing assets	-	-	758	758
Financial Liabilities:
Interest rate swap agreements	-	776	-	776

	As of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$500	$15,507	$-	$16,007
State and political subdivisions	-	2,942	-	2,942
Residential mortgage-backed securities	8,756	107,469	-	116,225
Commercial mortgage-backed securities	-	4,627	-	4,627
Trust preferred securities	-	390	-	390
Other equities	-	579	-	579
Total securities available for sale	9,256	131,514	-	140,770
SBA servicing assets	-	-	897	897
Financial Liabilities:
Interest rate swap agreements	-	777	-	777

The changes in Level 1 assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized as follows:

As of March 31, 2010
(In thousands)	Securities Available for Sale
Beginning balance December 31, 2009	$9,256
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers in and/or out of Level 1 (a)	(8,756)
Ending balance March 31, 2010	$-

(a) Transferred from Level 1 to Level 2 because of lack of observable market data due to decreased market activity for these securities.

The changes in Level 2 assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are summarized as follows:

	As of March 31, 2010
(In thousands)	Securities Available for Sale	Interest Rate Swap Agreements
Beginning balance December 31, 2009	$131,514	$777
Total net gains (losses) included in:
Net income	94	-
Other comprehensive income	465	(1)
Purchases, sales, issuances and settlements, net	(27,364)	-
Transfers in and/or out of Level 2 (a)	8,756	-
Ending balance March 31, 2010	$113,465	$776

(a) Transferred from Level 1 to Level 2 because of lack of observable market data due to decreased market activity for these securities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and 2009 are summarized as follows:

As of March 31, 2010
(In thousands)	SBA Servicing Assets
Beginning balance December 31, 2009	$897
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(139)
Transfers in and/or out of Level 3	-
Ending balance March 31, 2010	$758

As of March 31, 2009
(In thousands)	SBA Servicing Assets
Beginning balance December 31, 2008	$1,503
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(183)
Transfers in and/or out of Level 3	-
Ending balance March 31, 2009	$1,320

There were no gains or losses (realized or unrealized) included in earnings for assets and liabilities held at March 31, 2010 or 2009.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

SBA Loans Held for Sale
The fair value of SBA loans held for sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

OREO
The fair value was determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).

Impaired Loans
The fair value of impaired collateral dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during 3 months ended March 31, 2010
Financial Assets:
SBA loans held for sale	$-	$23,401	$-	$23,401	$-
Other real estate owned ("OREO")	-	-	3,318	3,318	-
Impaired loans	-	-	19,850	19,850	723

	As of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during 12 months ended December 31, 2009
Financial Assets:
SBA loans held for sale	$-	$22,407	$-	$22,407	$-
Other real estate owned ("OREO")	-	-	1,530	1,530	(150)
Impaired loans	-	-	21,713	21,713	(1,507)

During the three months ended March 31, 2010, the valuation allowance for impaired loans decreased $723 thousand from $2.5 million at December 31, 2009 to $1.7 million at March 31, 2010.  During the twelve months ended December 31, 2009, the valuation allowance for impaired loans increased $1.5 million from $957 thousand at December 31, 2008 to $2.5 million at December 31, 2009.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2010 and December 31, 2009 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
For these short-term instruments, the carrying value is a reasonable estimate of fair value.

Loans
The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the interest rate risk inherent in the loan, except for previously discussed impaired loans.

Federal Home Loan Bank Stock
Federal Home Loan Bank stock is carried at cost.  Carrying value approximates fair value based on the redemption provisions of the issues.

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

Standby Letters of Credit
At March 31, 2010, the Bank had standby letters of credit outstanding of $6.2 million, as compared to $6.4 million at December 31, 2009.  The fair value of these commitments is nominal.

The table below presents the estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$66,388	$66,388	$73,635	$73,635
Securities available for sale	113,465	113,465	140,770	140,770
Securities held to maturity	24,977	25,310	28,252	28,406
Loans, net of allowance for loan losses	637,145	634,539	643,174	640,246
Federal Home Loan Bank stock	4,677	4,677	4,677	4,677
SBA servicing assets	758	758	897	897
Accrued interest receivable	4,009	4,009	4,225	4,225
Financial liabilities:
Deposits	714,802	696,259	758,239	739,909
Borrowed funds and subordinated debentures	102,019	114,619	100,465	113,227
Accrued interest payable	706	706	710	710
Interest rate swap agreements	776	776	777	777

Note 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2010 and December 31, 2009 :

	March 31, 2010				December 31, 2009

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US Government sponsored entities	$8,525	$67	$(5)	$8,587	$16,198	$20	$(211)	$16,007
State and political subdivisions	2,946	32	(4)	2,974	2,946	9	(13)	2,942
Residential mortgage-backed securities	95,754	1,524	(645)	96,633	115,397	1,849	(1,021)	116,225
Commercial mortgage-backed securities	4,198	-	(59)	4,139	4,651	-	(24)	4,627
Trust preferred securities	976	-	(424)	552	976	-	(586)	390
Other equities	610	-	(30)	580	610	-	(31)	579
Total securities available for sale	$113,010	$1,623	$(1,167)	$113,465	$140,778	$1,878	$(1,886)	$140,770
Held to maturity:
US Government sponsored entities	$2,000	$54	$-	$2,054	$2,000	$76	$-	$2,076
State and political subdivisions	1,173	6	-	1,179	3,156	4	(92)	3,068
Residential mortgage-backed securities	17,521	554	(349)	17,726	18,700	545	(527)	18,718
Commercial mortgage-backed securities	4,233	105	-	4,338	4,346	185	-	4,531
Trust preferred securities	50	-	(37)	13	50	-	(37)	13
Total securities held to maturity	$24,977	$719	$(386)	$25,310	$28,252	$810	$(656)	$28,406

The table below provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2010 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$1,445	1.88%	$5,113	3.09%	$2,029	4.31%	$8,587	3.18%
State and political subdivisions	-	-	-	-	285	3.82	2,689	3.91	2,974	3.91
Residential mortgage-backed securities	194	3.73	1,211	3.69	7,970	4.53	87,258	4.04	96,633	4.08
Commercial mortgage-backed securities	-	-	-	-	-	-	4,139	5.88	4,139	5.88
Trust preferred securities	-	-	-	-	-	-	552	1.02	552	1.02
Other equities	-	-	-	-	-	-	580	4.29	580	4.29
Total securities available for sale	$194	3.73%	$2,656	2.70%	$13,368	3.89%	$97,248	4.11%	$113,465	4.06%
Held to maturity at cost:
US Government sponsored entities	$2,000	5.00%	$-	-%	$-	-%	$-	-%	$2,000	5.00%
State and political subdivisions	-	-	-	-	-	-	1,173	4.38	1,173	4.38
Residential mortgage-backed securities	-	-	815	4.21	4,988	4.80	11,718	4.91	17,521	4.84
Commercial mortgage-backed securities	-	-	-	-	-	-	4,233	5.78	4,233	5.78
Trust preferred securities	-	-	-	-	-	-	50	-	50	-
Total securities held to maturity	$2,000	5.00%	$815	4.21%	$4,988	4.80%	$17,174	5.07%	$24,977	4.98%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	3	$997	$(4)	$93	$(1)	$1,090	$(5)
State and political subdivisions	4	796	(4)	-	-	796	(4)
Residential mortgage-backed securities	14	4,950	(77)	7,957	(568)	12,907	(645)
Commercial mortgage-backed securities	4	4,140	(59)	-	-	4,140	(59)
Trust preferred securities	1	-	-	552	(424)	552	(424)
Other equities	3	-	-	580	(30)	580	(30)
Total temporarily impaired investments	29	$10,883	$(144)	$9,182	$(1,023)	$20,065	$(1,167)
Held to maturity:
Residential mortgage-backed securities	5	$117	$(1)	$3,724	$(348)	$3,841	$(349)
Trust preferred securities	2	5	(6)	8	(31)	13	(37)
Total temporarily impaired investments	7	$122	$(7)	$3,732	$(379)	$3,854	$(386)

	December 31, 2009
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	10	$12,807	$(210)	$96	$(1)	$12,903	$(211)
State and political subdivisions	7	1,820	(13)	-	-	1,820	(13)
Residential mortgage-backed securities	24	17,372	(207)	7,735	(814)	25,107	(1,021)
Commercial mortgage-backed securities	4	4,627	(24)	-	-	4,627	(24)
Trust preferred securities	1	-	-	390	(586)	390	(586)
Other equities	3	-	-	579	(31)	579	(31)
Total temporarily impaired investments	49	$36,626	$(454)	$8,800	$(1,432)	$45,426	$(1,886)
Held to maturity:
State and political subdivisions	6	$1,753	$(32)	$999	$(60)	$2,752	$(92)
Residential mortgage-backed securities	5	124	(10)	3,844	(517)	3,968	(527)
Trust preferred securities	2	5	(6)	26	(31)	31	(37)
Total temporarily impaired investments	13	$1,882	$(48)	$4,869	$(608)	$6,751	$(656)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. Government sponsored entities and state and political subdivision securities:  The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

Trust preferred securities: The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At March 31, 2010, this category consisted primarily of one single-issuer trust preferred security.  The Company that issued the trust preferred security is considered a well capitalized institution per regulatory standards and significantly strengthened its capital position in 2009 through a public offering and other capital raising measures.  In addition, the Company has ample liquidity and bolstered their allowance for loan losses in 2009. The contractual terms do not allow the security to be settled at a price less than the par value. Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired as of March 31, 2010.

Other equity securities: Included in this category is stock of other financial institutions.  The unrealized losses on other equity securities are caused by decreases in the market prices of the shares.  The Company has evaluated the prospects of the issuer and has forecasted a recovery period; therefore these investments are not considered other-than-temporarily impaired as of March 31, 2010.

Realized Gains and Losses

For the three months ended March 31, 2010 and 2009, gross realized gains on sales of securities amounted to $244 thousand and $515 thousand, respectively, while gross realized losses amounted to $240 thousand and $0, respectively. The net of these amounts is included in noninterest income in the Consolidated Statements of Income as net securities gains.  The gross gains in the first quarter of 2010 are primarily attributed to the Company selling approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales and one called structured agency security with a resulting gain of $3 thousand.  These gains were partially offset by losses of $150 thousand on the sale of two mortgage-backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of approximately $2.0 million.  Although designated as held to maturity, these municipal securities were sold due to deterioration in the issuer's creditworthiness, as evidenced by downgrades in their credit ratings.  The gross gains of $515 thousand for the same period in 2009 are attributed to the Company selling approximately $19.3 million in book value of mortgage-backed securities. There were no losses during the three months ended March 31, 2009.

Gross realized gains (losses) on securities for the three months ended March 31, 2010 and 2009 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2010	2009
Available for sale:
Realized gains	$244	$515
Realized losses	(150)	-
Total securities available for sale	$94	$515

Held to maturity:
Realized gains	$-	$-
Realized losses	(90)	-
Total securities held to maturity	$(90)	$-
Net gains on sales of securities	$4	$515

Pledged Securities

Securities with a carrying value of $67.7 million and $71.4 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $3.0 million and $2.9 million pledged to secure Government deposits at March 31, 2010 and December 31, 2009, respectively, per the requirements of the New Jersey Department of Banking and Insurance.

Note 8.  Allowance for Loan Losses and Unfunded Loan Commitments

The allowance for loan losses is based on estimates.  Ultimate losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

An analysis of the change in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
(In thousands)	2010	2009
Balance, beginning of period	$13,842	$10,326
Provision charged to expense	1,500	1,500
Charge-offs	1,335	1,613
Recoveries	48	94
Net charge-offs	1,287	1,519
Balance, end of period	$14,055	$10,307

The Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  The commitment reserve was $75 thousand and $76 thousand at March 31, 2010 and December 31, 2009, respectively.

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

 FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities.  As such they should be included in the computation of basic EPS using the two class method.  At March 31, 2010 the Company had 39,907 shares of nonvested restricted stock which were considered participating securities under this guidance.  Adoption of this new authoritative guidance did not have a material effect on the Company's EPS calculation.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 was effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2010-6) provides amendments to ASC Topic 820 that require new disclosures as follows: 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).   The new authoritative guidance also clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  These new disclosures and clarifications of existing disclosures were effective for the Company’s financial statements beginning after December 15, 2009, and did not have a significant impact on the Company’s financial statements (except for the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010).

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

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company's financial statements; however the guidance defers the gains of SBA 7(a) loans for a 90-day period after the sale of the loan.  Gains of $140 thousand, or $0.02 per diluted share, for the three months ended March 31, 2010 were deferred to the second quarter as a result of this new guidance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2009 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

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

Earnings Summary

Over recent months, the economy has shown slight signs of strengthening, but the pace of economic recovery is expected to be slow and gradual.  Household spending is expanding at a moderate rate, but remains constrained by other factors, such as a weak labor market, limited income growth, lower housing wealth, and tighter credit standards.  Although stable in early 2010, hiring activity has been sluggish, as businesses are reluctant to hire in many areas due to continued uncertainty about both the economic and regulatory outlook.  Small businesses continue to express concerns about sales and earnings, leading few businesses to plan capital expenditures or expansion.

Nationally, bankers continue to report decreased loan demand in all categories, higher delinquency rates and tighter credit standards.  The majority of the financial sector continues to trade at a discount to book value due to credit concerns and negative publicity.  Secondary markets for many types of financial assets remain very restrictive.  Economists expect that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations are likely to warrant the continued low levels of the federal funds rate for an extended period.

Our performance during the first quarter of 2010 included the following accomplishments:

•	Net income is up 2.3 percent over the first quarter of 2009,
•	Net interest margin is wider due to reduced funding costs as higher-priced time deposits rolled off,
•	The provision for loan losses remained stable, and
•	The Company remained well-capitalized.

Our first quarter 2010 results also reflect:

•
A lower level of noninterest income primarily due to $515 thousand of gains on the sale of securities recorded in the first quarter of 2009.  Excluding net security gains, noninterest income increased 8.8 percent over the prior year, and

•	Higher operating expenses, primarily due to higher compensation and benefits expense due to increased retail commissions, increased costs of benefits and increased head count.

For the three months ended March 31, 2010 and 2009, the Company reported net income available to common shareholders of $375 thousand and $352 thousand, respectively.  Performance ratios included:

	For the three months ended March 31,
	2010	2009
Net income per common share - Basic (1)	$0.05	$0.05
Net income per common share - Diluted (1)	$0.05	$0.05
Return on average assets	0.34%	0.33%
Return on average equity (2)	3.09%	2.90%
Efficiency ratio	70.98%	73.02%

(1) Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2) Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders’ equity (excluding preferred stock).

Net Interest Income

The primary source of income for the Company is net interest income, the difference between the interest earned on earning assets such as investments and loans, and the interest paid on deposits and borrowings.  Factors that impact the Company’s net interest income include the interest rate environment, the volume and mix of interest-earning assets and interest-bearing liabilities, and the competitive nature of the Company’s marketplace.

In 2008, the Federal Open Market Committee lowered interest rates 400 basis points in an attempt to stimulate economic activity.  By year-end 2008, the Fed Funds target rate had fallen to 0.25 percent and the Prime rate to 3.25 percent.  Interest rates continue to remain stable at this low level.  Consequently, the Company has realized lower yields on earning assets and lower funding costs.

During the three months ended March 31, 2010, tax-equivalent interest income decreased $1.1 million or 8.5 percent to $11.5 million.  This decrease was driven by the lower average yield on earning assets and a decrease in the average volume of earning assets:

•
Of the $1.1 million decrease in interest income on a tax-equivalent basis, $634 thousand is attributable to the decrease in average interest-earning assets and $444 thousand is attributed to reduced yields on those interest-earning assets.

•
The average volume of interest-earning assets decreased $16.0 million to $850.8 million for the first quarter of 2010 compared to $866.8 million for the same period in 2009. This was due primarily to a $23.2 million decrease in average loans and a $13.7 million decrease in average investment securities, partially offset by a $22.2 million increase in federal funds sold and interest-bearing deposits.

•
The yield on interest-earning assets decreased 40 basis points to 5.47 percent for the first quarter of 2010 when compared to the first quarter of 2009, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There were slight increases in the yields on residential mortgage loans, held to maturity securities and Federal Home Loan Bank stock.

Total interest expense was $4.0 million for the three months ended March 31, 2010, a decrease of $1.8 million or 30.4 percent compared to the same period in 2009.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $1.8 million decrease in interest expense, $968 thousand is due to a lower volume of interest-bearing liabilities and $799 thousand is attributed to a decrease in the rates paid on those liabilities.

•
Interest-bearing liabilities averaged $744.1 million for the first quarter of 2010, a decrease of $17.9 million or 2.3 percent, compared to the first quarter of 2009.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and borrowed funds, partially offset by increases in all other deposit categories.

•
The average cost of interest-bearing liabilities decreased 89 basis points to 2.20 percent, primarily due to the repricing of deposits in a lower interest rate environment.  This was partially offset by an increase in the cost of borrowings due to the use of low cost overnight lines of credit and a low rate repurchase agreement during the first quarter of 2009 and not in 2010.  The cost of interest-bearing deposits decreased 116 basis points to 1.87 percent for the first quarter of 2010 and the cost of borrowed funds and subordinated debentures increased 97 basis points to 4.29 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits.

During the quarter ended March 31, 2010, tax-equivalent net interest income amounted to $7.5 million, an increase of $689 thousand or 10.1 percent, compared to the same period in 2009.  Net interest margin increased 39 basis points to 3.57 percent for the quarter ended March 31, 2010, compared to 3.18 percent for the same period in 2009.  The net interest spread was 3.27 percent for the first quarter of 2010, a 49 basis point increase from 2.78 percent for the same period in 2009.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread (which is the average yield on interest-earning assets less the average rate on interest-bearing liabilities), and (5) net interest income/margin on average earning assets. Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34 percent.

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)

	For the three months ended March 31,
	2010			2009
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$32,493	$26	0.32%	$10,324	$13	0.51%
Federal Home Loan Bank stock	4,677	34	2.95	5,936	-	-
Securities:
Available for sale	131,295	1,294	3.94	138,302	1,692	4.89
Held to maturity	27,323	354	5.18	33,984	404	4.76
Total securities (A)	158,618	1,648	4.16	172,286	2,096	4.87
Loans, net of unearned discount:
SBA	98,140	1,452	5.92	105,044	1,607	6.12
SBA 504	70,444	1,087	6.26	76,882	1,231	6.49
Commercial	292,055	4,604	6.39	305,148	5,016	6.67
Residential mortgage	134,611	1,961	5.83	129,045	1,864	5.78
Consumer	59,779	731	4.96	62,148	794	5.18
Total loans (A),(B)	655,029	9,835	6.06	678,267	10,512	6.26
Total interest-earning assets	$850,817	$11,543	5.47%	$866,813	$12,621	5.87%
Noninterest-earning assets:
Cash and due from banks	21,962			19,627
Allowance for loan losses	(14,581)			(10,939)
Other assets	40,896			33,179
Total noninterest-earning assets	48,277			41,867
Total Assets	$899,094			$908,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$102,593	$258	1.02%	$85,064	$270	1.29%
Savings deposits	289,251	901	1.26	147,260	644	1.77
Time deposits	251,774	1,813	2.92	387,554	3,723	3.90
Total interest-bearing deposits	643,618	2,972	1.87	619,878	4,637	3.03
Borrowed funds and subordinated debentures	100,465	1,077	4.29	142,109	1,179	3.32
Total interest-bearing liabilities	$744,083	$4,049	2.20%	$761,987	$5,816	3.09%
Noninterest-bearing liabilities:
Demand deposits	83,164			75,546
Other liabilities	4,104			3,879
Total noninterest-bearing liabilities	87,268			79,425
Shareholders’ equity	67,743			67,268
Total Liabilities and Shareholders’ Equity	$899,094			$908,680
Net interest spread		$7,494	3.27%		$6,805	2.78%
Tax-equivalent basis adjustment		(30)			(31)
Net interest income		$7,464			$6,774
Net interest margin			3.57%			3.18%

(A) Yields related to securities and loans exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state tax rates.
(B) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values. Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 34 percent.

	Three months ended March 31, 2010 versus March 31, 2009
	Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$44	$(31)	$13
Federal Home Loan Bank stock	-	34	34
Investment securities	(315)	(133)	(448)
Net loans	(363)	(314)	(677)
Total interest income	$(634)	$(444)	$(1,078)
Interest Expense:
Interest-bearing demand deposits	$221	$(233)	$(12)
Savings deposits	1,355	(1,098)	257
Time deposits	(1,114)	(796)	(1,910)
Total deposits	$462	$(2,127)	$(1,665)
Borrowed funds and subordinated debentures	(1,430)	1,328	(102)
Total interest expense	$(968)	$(799)	$(1,767)
Net interest income – fully tax-equivalent	$334	$355	$689
Decrease (increase) in tax-equivalent adjustment			1
Net interest income			$690

Provision for Loan Losses

The provision for loan losses totaled $1.5 million for both the three months ended March 31, 2010 and 2009.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $910 thousand for the three months ended March 31, 2010, a decrease of $438 thousand compared with the same period in 2009.  The decrease is primarily due to $515 thousand of gains on the sale of securities recorded during the first quarter of 2009, compared to only $4 thousand recorded during the first quarter of 2010.  Excluding net security gains, noninterest income would have increased $73 thousand or 8.8 percent.  The following table shows the components of noninterest income for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
(In thousands)	2010	2009
Branch fee income	$362	$330
Service and loan fee income	209	252
Gain on sale of SBA loans held for sale, net	-	29
Gain on sale of mortgage loans	145	64
Bank owned life insurance	73	55
Net security gains	4	515
Other income	117	103
Total noninterest income	$910	$1,348

Changes in our noninterest income for the three months ended March 31, 2010 versus the three months ended March 31, 2009 reflect:

•	Branch fee income increased $32 thousand or 9.7 percent. During this period, increased analysis fees on commercial accounts were partially offset by lower levels of overdraft fees.
•
Service and loan fee income decreased $43 thousand or 17.1 percent as a result of lower loan origination volume and SBA servicing income, fewer late charges and prepayment penalties, and lower fees received on letters of credit.

•
No net gains on SBA loan sales were recorded during the first quarter of 2010, as compared to $29 thousand recorded for the first quarter of 2009.  New authoritative accounting guidance under FASB ASC Topic 860, “Transfers and Servicing,” requires that the gains on sales of SBA 7(a) loans be deferred for a 90-day period after the sale.  Therefore, the resulting gains of $140 thousand on the first quarter SBA loan sales will not be recorded until the second quarter.  This change will affect the comparability of reported gains on sales throughout 2010 to prior year periods.

•
Gains on the sale of mortgage loans increased $81 thousand due to a higher volume of loans sold.  Sales of mortgage loans totaled $7.8 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively.

•
In December 2004, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  An additional $2.5 million was purchased in January 2010 to offset the rising costs of employee benefits.  The increase in the cash surrender value of the BOLI was $73 thousand for the three months ended March 31, 2010, compared to $55 thousand for the same period in the prior year.

•
The Company realized net security gains of $4 thousand on the sale of securities in the first quarter of 2010, compared to net gains of $515 thousand for the same period in 2009.  During the first quarter of 2010, the Company sold approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales and one structured agency security was called with a resulting gain of $3 thousand.  These gains were partially offset by losses of $150 thousand on the sale of two mortgage-backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities. The gross gains of $515 thousand for the same period in 2009 are attributed to the Company selling approximately $19.3 million in book value of mortgage-backed securities.

•
Other income totaled $117 thousand and $103 thousand for the three months ended March 31, 2010 and 2009, respectively.  The increase was due primarily to increased check card fee income and other miscellaneous service charges, partially offset by reduced annuity commission income.

Noninterest Expense

Total noninterest expense was $5.9 million for first quarter of 2010, an increase of $386 thousand or 6.9 percent over the first quarter of 2009. The majority of this increase is due to increased compensation and benefits expense.  The following table presents a breakdown of noninterest expense for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
(In thousands)	2010	2009
Compensation and benefits	$2,999	$2,624
Occupancy	677	687
Processing and communications	524	541
Furniture and equipment	423	495
Professional services	229	246
Loan collection costs	184	198
Deposit insurance	330	301
Advertising	106	75
Other expenses	469	388
Total noninterest expense	$5,941	$5,555

Changes in noninterest expense for the three months ended March 31, 2010 versus the three months ended March 31, 2009 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $375 thousand or 14.3 percent. This increase is attributed to an increase in headcount, as well as increased retail commissions and higher costs of benefits.   At March 31, 2010 and 2009, there were 171 and 162 full-time equivalent employees, respectively.

•	Occupancy expense declined $10 thousand or 1.5 percent, due primarily to the renegotiation of the lease on our corporate headquarters, partially offset by increased snow removal costs.
•
Processing and communications expenses decreased $17 thousand or 3.1 percent.  This was primarily the result of renegotiated communications and ATM processing contracts and bringing the items processing function in-house, partially offset by increased postage expenses.

•
Furniture and equipment expense decreased $72 thousand or 14.5 percent, due to lower depreciation expense as capital expenditures declined, as well as lower maintenance costs on equipment, networks, and software.

•	Professional service fees decreased $17 thousand or 6.9 percent, due to slightly lower consultant fees and loan review fees.
•	Loan collection costs decreased $14 thousand or 7.1 percent, primarily due to lower legal expenses related to the collection of past due loans.
•	Deposit insurance expense increased $29 thousand or 9.6 percent, due to a higher deposit base at March 31, 2010 versus March 31, 2009 and increased insurance rates.
•	Advertising expense increased $31 thousand or 41.3 percent in support of the Company’s sales initiative and brand recognition efforts.
•	Other expenses increased $81 thousand or 20.9 percent, primarily due to increased expenses for other real estate owned (“OREO”) properties and higher employee recruitment fees.

Income Tax Expense

For the quarter ended March 31, 2010, the Company recorded income tax expense of $185 thousand, compared to $336 thousand for the same period a year ago.  The current 2010 tax provision represents an effective tax rate of approximately 19.8 percent as compared to 31.5 percent for the prior year.  Management anticipates an effective tax rate of approximately 20.0 percent for the remainder of 2010.

Financial Condition at March 31, 2010

Total assets decreased $40.4 million, or 4.3 percent, to $889.9 million at March 31, 2010, compared to $930.4 million at December 31, 2009. This decrease was primarily due to a $30.6 million decrease in total securities, a $7.2 million decrease in cash and cash equivalents, and a $5.8 million decrease in total loans.  Total deposits decreased $43.4 million and borrowed funds increased $1.6 million.  Total shareholders’ equity increased $847 thousand over year-end 2009.  These fluctuations are discussed in further detail in the paragraphs that follow.

Investment Securities Portfolio

The Company’s securities portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) investments. Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, trust preferred securities and equity securities.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities and trust preferred securities.

AFS securities totaled $113.5 million at March 31, 2010, a decrease of $27.3 million or 19.4 percent, compared to $140.8 million at December 31, 2009.  This net decrease was the result of the following:

•	$18.8 million in principal payments, maturities and called bonds,
•	$8.7 million in sales net of realized gains, which consisted primarily of mortgage-backed securities and collateralized mortgage obligations (“CMOs”),
•	$205 thousand in net amortization of premiums, partially offset by
•
$464 thousand of appreciation in the market value of the portfolio.  At March 31, 2010, the portfolio had a net unrealized gain of $456 thousand compared to a net unrealized loss of $8 thousand At December 31, 2009. These unrealized gains (losses) are reflected net of tax in shareholders’ equity as other comprehensive loss.

The average balance of AFS securities amounted to $131.3 million for the first quarter of 2010, compared to $138.3 million for the first quarter of 2009. The average yield earned on the AFS portfolio decreased 95 basis points, to 3.94 percent for the first quarter of 2010, from 4.89 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 2.1 years at March 31, 2010, compared to 2.5 years at December 31, 2009.

At March 31, 2010, the Company’s AFS portfolio included one bank trust preferred security with a book value of $976 thousand and a fair value of $552 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At March 31, 2010, the Company had not taken any OTTI credit loss adjustments on this security. Management will continue to monitor the performance of the security and the underlying institution for impairment. Changes in the credit worthiness of the underlying issuer may result in OTTI credit loss charges in the future.

HTM securities were $25.0 million at March 31, 2010, a decrease of $3.3 million or 11.6 percent, from year-end 2009.  This net decrease was the result of:

•	$2.0 million in sales net of realized losses, which consisted primarily of tax-exempt municipal securities due to declines in their ratings,
•	$1.3 million in principal payments, maturities and called bonds, and
•	$14 thousand in net amortization of premiums.

As of March 31, 2010 and December 31, 2009, the fair value of HTM securities was $25.3 million and $28.4 million, respectively. The average balance of HTM securities amounted to $27.3 million for the first quarter of 2010, compared to $34.0 million for the first quarter of 2009. The average yield earned on HTM securities increased 42 basis points, from 4.76 percent for the first quarter of 2009 to 5.18 percent for the first quarter of 2010. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 2.3 years and 2.7 years at March 31, 2010 and December 31, 2008, respectively.

Securities with a carrying value of $67.7 million and $71.4 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 79 percent of the total investment portfolio had a fixed rate of interest at March 31, 2010.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $5.8 million or 0.9 percent to $651.2 million at March 31, 2010, compared to $657.0 million at year-end 2009. The declines occurred in all loan types except residential mortgages and are a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$22,617	3.5%	$21,406	3.3%
SBA held to maturity	75,191	11.5	77,844	11.8
SBA 504	67,000	10.3	70,683	10.8
Commercial	292,557	45.0	293,739	44.6
Residential mortgage	135,596	20.8	133,059	20.3
Consumer	58,239	8.9	60,285	9.2
Total loans	$651,200	100.0%	$657,016	100.0%

Average loans decreased $23.2 million or 3.4 percent from $678.3 million for the first quarter of 2009, to $655.0 million for the first quarter of 2010.  The decrease in average loans was due to declines in all portfolio types except for residential mortgages, which increased $5.6 million.  The yield on the overall loan portfolio fell 20 basis points to 6.06 percent for the three months ended March 31, 2010, compared to 6.26 percent for the same period in the prior year. This decrease was the result of variable rate, prime-based loan products such as SBA loans repricing lower as rates remained low throughout 2009 and the beginning of 2010.  The prime rate has remained at 3.25 percent since December 2008.

SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company’s SBA loans were historically sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  During the third and fourth quarters of 2008, as a result of the significantly reduced premiums on sale and the ongoing credit crisis, the Company closed all SBA production offices outside of its New Jersey, Pennsylvania and New York primary trade area.  Consequently, the volume of new SBA loans and gains on SBA loans has declined.  In addition, new authoritative accounting guidance under FASB ASC Topic 860, “Transfers and Servicing,” requires that the gains on sales of SBA 7(a) loans be deferred for a 90-day period after the sale.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $22.6 million at March 31, 2010, an increase of $1.2 million from $21.4 million at December 31, 2009.  SBA 7(a) loans held to maturity amounted to $75.2 million at March 31, 2010, a decrease of $2.7 million from $77.8 million at December 31, 2009. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.92 percent for the three months ended March 31, 2010, compared to 6.12 percent for the same period in the prior year due to the continued low interest rate environment.

At March 31, 2010, SBA 504 loans totaled $67.0 million, a decrease of $3.7 million from $70.7 million at December 31, 2009. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans.  The yield on SBA 504 loans dropped 23 basis points to 6.26 percent for the first quarter of 2010, compared to 6.49 percent for the first quarter of 2009.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $292.6 million at March 31, 2010, a decrease of $1.2 million from year-end 2009. This decrease can be attributed to principal paydowns on these loans with minimal new loan volume.  The yield on commercial loans was 6.39 percent for the first quarter of 2010, compared to 6.67 percent for the first quarter of 2009.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $135.6 million at March 31, 2010, up $2.5 million from year-end 2009. New loan volume during the quarter was partially offset by the sale of mortgage loans totaling $7.8 million.  The yield on residential mortgages was 5.83 percent for the three months ended March 31, 2010, compared to 5.78 percent for the same period in 2009.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $58.2 million at March 31, 2010, a decrease of $2.0 million from December 31, 2009.  The yield on consumer loans was 4.96 percent for the three months ended March 31, 2010, compared to 5.18 percent for the same period in 2009.

As of March 31, 2010, approximately 12 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.  There are no other concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk.  Interest-only loans, loans with high loan-to-value ratios, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products.  However, these products are not material to the Company’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.  Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio.  The Company does not have any option adjustable rate mortgage (“ARM”) loans.

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of March 31, 2010, 85 percent of SBA 7(a) loans are secured by commercial or residential real estate, 12 percent by other non-real estate collateral and 3 percent by undeveloped land.  Commercial real estate secures 99 percent of all SBA 504 loans with only 1 percent secured by undeveloped land.  Approximately 98 percent of consumer loans are secured by owner-occupied residential real estate, with the other 2 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of March 31, 2010 is shown in the table below:

	Concentration
(In thousands)	Balance	Percent
Commercial real estate – owner occupied	$145,030	49.5%
Commercial real estate – investment property	106,459	36.4
Undeveloped land	25,635	8.8
Other non-real estate collateral	15,433	5.3
Total commercial loans	$292,557	100.0%

Asset Quality

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan.  A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.  The Company minimizes its credit risk by loan diversification and adhering to strict credit administration policies and procedures.  Due diligence on loans begins when we initiate contact regarding a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality, as well as independent credit reviews by an outside firm.

The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The current state of the economy and the downturn in the real estate market have resulted in increased loan delinquencies and defaults.  In some cases, these factors have also resulted in significant impairment to the value of loan collateral.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrower’s financial statements and tax returns.  The recession that began in 2008 continues to put a strain on the Company’s borrowers and their ability to pay their loan obligations.  Unemployment rates are at the highest level in 25 years and businesses are reluctant to hire.  Unemployment and flat wages have caused consumer spending and demand for goods to decline, impacting the profitability of small businesses.  Consequently, the Company’s nonperforming loans increased compared to the prior year.

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.

The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods indicated:

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Nonperforming by category:
SBA (1)	$6,788	$6,559	$5,670
SBA 504	2,730	5,575	4,400
Commercial	10,021	7,397	6,348
Residential mortgage	6,730	5,578	3,241
Consumer	385	387	227
Total nonperforming loans	26,654	$25,496	$19,886
OREO	3,318	1,530	763
Total nonperforming assets	$29,972	$27,026	$20,649
Past due 90 days or more and still accruing interest:
SBA	$762	$592	$-
SBA 504	-	-	-
Commercial	1,569	469	289
Residential mortgage	636	1,196	564
Consumer	94	29	-
Total	$3,061	$2,286	$853
Nonperforming loans to total loans	4.09%	3.88%	2.97%
Nonperforming assets to total loans and OREO	4.58	4.10	3.08
Nonperforming assets to total assets	3.37	2.90	2.33
(1) SBA loans guaranteed	$2,205	$1,931	$2,426

Nonperforming loans were $26.7 million at March 31, 2010, a $1.2 million increase from $25.5 million at year-end 2009 and a $6.8 million increase from $19.9 million at March 31, 2009.  Since year-end 2009, the biggest increase in nonperforming loans was a $2.6 million increase in the commercial loan portfolio.  Included in nonperforming loans at March 31, 2010, are approximately $2.2 million of loans guaranteed by the SBA, compared to $1.9 million at December 31, 2009.  In addition, there were $3.1 million and $2.3 million in loans past due 90 days or more and still accruing interest at March 31, 2010 and December 31, 2009, respectively.

Other real estate owned (“OREO”) properties totaled $3.3 million at March 31, 2010, an increase of $1.8 million from year-end 2009 and an increase of $2.6 million from March 31, 2009.  During the first quarter of 2010, the Company took title to four commercial buildings totaling $3.2 million.

Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $3.5 million at March 31, 2010, an increase of $1.9 million from $1.6 million at December 31, 2009.

The Company has defined impaired loans to be all troubled debt restructurings and nonaccrual loans.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. At March 31, 2010, there were four loans totaling $4.7 million that were classified as TDRs by the Company and are deemed impaired, compared to four loans totaling $6.6 million at December 31, 2009.  A $500 thousand loan restructured during the first quarter of 2010 was considered a TDR and one loan classified as a TDR at December 31, 2009 was moved into nonaccrual status during the first quarter of 2010.  TDRs are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.

In addition, the Company modified loans during the first quarter of 2010 that were not considered troubled debt restructurings.  These loan modifications were predominantly done in the Company’s higher risk SBA portfolio.  The types of modifications include changing from a fixed rate of interest to a floating market rate, extending the term of the loan, or allowing interest only payments for a specified period of time.  The majority of loans modified during the quarter are performing according to their new terms.

Allowance for Loan Losses and Unfunded Loan Commitments

Management reviews the level of the allowance for loan losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  Specific reserves are made to significant individual impaired loans, which have been defined to include all nonaccrual loans and troubled debt restructurings.  The general reserve is set based upon a representative average historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

Beginning in the third quarter of 2009, when calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate, and high risk.  The factors are evaluated separately for each type of loan.  For example, commercial loans are broken down further into commercial and industrial loans, commercial mortgages, construction loans, etc.  Each type of loan is risk weighted for each environmental factor based on its individual characteristics.

According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectable.  All credits which are 90 days past due must be analyzed for the Company's ability to collect on the credit. Once a loss is known to exist, the loss approval process is immediately expedited.

Beginning in 2009, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio and changes to some of the environmental factors noted above.  The inherent credit risk was evidenced by the increase in delinquent and nonperforming loans in recent quarters, as the downturn in the economy impacted borrowers’ abilities to pay and factors, such as a weakened housing market, eroded the value of underlying collateral.  In addition, net charge-offs are higher than normal, as the Company is proactively addressing these issues.

The allowance for loan losses totaled $14.1 million, $13.8 million, and $10.3 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively, with resulting allowance to total loan ratios of 2.16 percent, 2.11 percent, and 1.54 percent, respectively.  Net charge-offs amounted to $1.3 million for the three months ended March 31, 2010, compared to $1.5 million for the same period in 2009.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.  For the first quarter of 2010, the highest net charge-off ratios can be seen in the Company’s SBA 504 and commercial loan portfolios, most of which are secured by real estate.  For the first quarter of 2009, the highest net charge-off ratio can be seen in the Company’s higher risk SBA portfolio.

The following is a summary of the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
(In thousands)	2010	2009
Balance, beginning of period	$13,842	$10,326
Provision charged to expense	1,500	1,500
Charge-offs:
SBA	-	1,106
SBA 504	750	200
Commercial	485	249
Residential mortgage	100	58
Consumer	-	-
Total charge-offs	1,335	1,613
Recoveries:
SBA	45	33
SBA 504	-	5
Commercial	3	53
Residential mortgage	-	-
Consumer	-	3
Total recoveries	48	94
Total net charge-offs	$1,287	$1,519
Balance, end of period	$14,055	$10,307
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	(0.19)%	4.14%
SBA 504	4.32	1.03
Commercial	0.67	0.26
Residential mortgage	0.30	0.18
Consumer	0.00	(0.02)
Total loans	0.80	0.91
Allowance to total loans	2.16	1.54
Allowance to nonperforming loans	52.73	51.83

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments.  Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.  At March 31, 2010, a $75 thousand commitment reserve was reported on the balance sheet as an “other liability” compared to a $76 thousand commitment reserve at December 31, 2009.  Management determines this amount using estimates of future loan funding and losses related to those credit exposures.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds.  The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships.  The Company continues to focus on establishing a comprehensive relationship with business borrowers, seeking deposits as well as lending relationships.

Total deposits decreased $43.4 million to $714.8 million at March 31, 2010 from $758.2 million at December 31, 2009 . The decrease in deposits was the result of a $56.5 million decrease in time deposits, partially offset by increases of $5.5 million, $4.8 million, and $2.8 million in savings deposits, demand deposits, and interest-bearing demand deposits, respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.  In addition, the Company’s new sales initiatives and efforts by branch personnel and administration to bring in deposit relationships resulted in increased noninterest-bearing demand deposits during the year.

The mix of deposits shifted during the quarter as the concentration of time deposits fell from 38.5 percent of total deposits at December 31, 2009 to 32.9 percent of total deposits at March 31, 2010, in turn causing the concentration of all other deposits to increase.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of fixed rate advances from the Federal Home Loan Bank (“FHLB”) of New York and repurchase agreements.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and investment securities collateralize the borrowings from the FHLB, while investment securities are pledged against the repurchase agreements.

Borrowed funds and subordinated debentures totaled $102.0 million at March 31, 2010 and $100.5 million at December 31, 2009, broken down in the following table:

(In thousands)	March 31, 2010	December 31, 2009
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
SBA loan sales	1,554	-
Subordinated debentures	15,465	15,465

Borrowed funds at March 31, 2010 include $1.6 million for SBA 7(a) loan sales that occurred during the first quarter of 2010.  According to FASB ASC Topic 860, “Transfers and Servicing,” as discussed in Note 8 above, the sales credit and gains on the sale of SBA 7(a) loans must be deferred for a 90-day period after the sale and the transaction is reported as a secured borrowing.  At March 31, 2010, the Company had $81.2 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

   The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2010, is a decline of 0.53 percent in a rising-rate environment and a decline of 1.12 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2010 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2009, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.90 percent in a rising-rate environment and a decline of 0.89 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2010, the balance of cash and cash equivalents was $66.4 million, a decrease of $7.2 million from December 31, 2009.

Net cash provided by operating activities totaled $2.6 million and $7.3 million for the three months ended March 31, 2010 and 2009, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of loans held for sale, partially offset by originations of SBA and mortgage loans held for sale and deferred taxes.

Net cash provided by investing activities amounted to $32.2 million and $582 thousand for the three months ended March 31, 2010 and 2009, respectively.  The cash provided by investing activities was primarily a result of sales, maturities and paydowns on securities and proceeds from the sale of other real estate owned, partially offset by the purchase of additional bank owned life insurance.

Net cash used in financing activities amounted to $42.1 million and $12.1 million for the three months ended March 31, 2010 and 2009, respectively. The cash used in financing activities was primarily due to the decline in the Company’s deposit base and dividends paid on preferred stock, partially offset by an increase in the Company’s borrowings.

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner.

Parent Company

Generally, the Parent Company’s cash is used for the payment of operating expenses and cash dividends on the preferred stock issued to the U.S. Treasury.  The principal sources of funds for the Parent Company are dividends paid by the Bank. The Parent Company only pays expenses that are specifically for the benefit of the Parent Company. Other than its investment in the Bank, Unity Statutory Trust II and Unity Statutory Trust III, the Parent Company does not actively engage in other transactions or business.  The majority of expenses paid by the Parent Company are related to Unity Statutory Trust II and Unity Statutory Trust III.

At March 31, 2010, the Parent Company had $4.8 million in cash and $91 thousand in marketable securities valued at fair market value compared to $5.1 million in cash and $90 thousand in marketable securities at December 31, 2009.  The decrease in cash at the Parent Company was primarily due to the payment of cash dividends on preferred stock.

Consolidated Bank

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of loan and investment principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Total FHLB borrowings amounted to $70.0 million and third party repurchase agreements totaled $15.0 million as of March 31, 2010.  At March 31, 2010, $81.2 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $113.5 million and $22.4 million, respectively, at March 31, 2010.

As of March 31, 2010, deposits included $24.4 million of Government deposits, as compared to $29.2 million at year-end 2009. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $21.3 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $74.8 million to its borrowers as of March 31, 2010, compared to $76.2 million at December 31, 2009.  At March 31, 2010, $28.1 million of these commitments expire after one year, compared to $32.7 million at December 31, 2009.  At March 31, 2010, the Company had $6.2 million in standby letters of credit compared to $6.4 million at December 31, 2009, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded. In addition, approximately 9 percent at March 31, 2010 and 5 percent at December 31, 2009, of these commitments are for SBA loans, which may be sold in the secondary market.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, subject to limitations, certain qualifying long-term debt, preferred stock and hybrid instruments, which do not qualify for tier 1 capital.  The parent company and its subsidiary bank are subject to various regulatory capital requirements administered by banking regulators.  Quantitative measures of capital adequacy include the leverage ratio (tier 1 capital as a percentage of tangible assets), tier 1 risk-based capital ratio (tier 1 capital as a percent of risk-weighted assets) and total risk-based capital ratio (total risk-based capital as a percent of total risk-weighted assets).

Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Company and the bank to maintain certain capital as a percentage of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines.  However, prompt corrective action provisions are not applicable to bank holding companies. At a minimum, tier 1 capital as a percentage of risk-weighted assets of 4 percent and combined tier 1 and tier 2 capital as a percentage of risk-weighted assets of 8 percent must be maintained.

In addition to the risk-based guidelines, regulators require that a bank, which meets the regulator’s highest performance and operation standards, maintain a minimum leverage ratio of 3 percent.  For those banks with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each institution are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Leverage ratio	$82,426	9.18%	≥ $ 35,905	4.00%	≥ $ 44,882	N/A
Tier I risk-based capital ratio	82,426	12.02	27,419	4.00	41,128	N/A
Total risk-based capital ratio	91,063	13.28	54,838	8.00	68,547	N/A
As of December 31, 2009
Leverage ratio	$81,824	8.83%	≥ $ 37,058	4.00%	≥ $ 46,323	N/A
Tier I risk-based capital ratio	81,824	11.75	27,852	4.00	41,778	N/A
Total risk-based capital ratio	90,592	13.01	55,704	8.00	69,630	N/A

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Leverage ratio	$69,147	7.71%	≥ $ 35,869	4.00%	≥ $ 44,836	5.00%
Tier I risk-based capital ratio	69,147	10.10	27,382	4.00	41,073	6.00
Total risk-based capital ratio	86,272	12.60	54,763	8.00	68,454	10.00
As of December 31, 2009
Leverage ratio	$68,299	7.38%	≥ $ 37,020	4.00%	≥ $ 46,275	5.00%
Tier I risk-based capital ratio	68,299	9.82	27,815	4.00	41,722	6.00
Total risk-based capital ratio	85,555	12.30	55,630	8.00	69,537	10.00

Shareholders’ Equity

    Shareholders’ equity increased $847 thousand to $68.7 million at March 31, 2010 compared to $67.9 million at December 31, 2009, due to net income of $748 thousand, $272 thousand in net unrealized gains on the available for sale securities portfolio, $1 thousand in net unrealized gains on cash flow hedge derivatives, and $82 thousand from the issuance of common stock under employee benefit plans, partially offset by $256 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the programs resulting from the EESA was the Treasury’s Capital Purchase Program (“CPP”) which provided direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.   This program was voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The perpetual preferred stock has a dividend rate of 5 percent per year until the fifth anniversary of the Treasury investment and a dividend of 9 percent thereafter.  The Company received an investment in perpetual preferred stock of $20.6 million on December 5, 2008.

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  In accordance with its revised dividend policy announced during the third quarter of 2009, the Company did not declare any dividends during the three months ended March 31, 2010.  The revised dividend policy establishes a targeted dividend payout ratio of 20 percent of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The dividend is to be paid once annually.  No dividends were paid in 2009 due to the Company’s net loss.

    The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2010.  As of March 31, 2010, the Company had repurchased a total of 556 thousand shares of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.

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

Derivative instruments are generally either negotiated over the counter (“OTC”) contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, hedged a portion of its variable-rate interest payments. To meet this objective, management entered into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

    At March 31, 2010 and December 31, 2009, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	March 31, 2010	December 31, 2009
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate (three-month LIBOR)	0.25%	0.90%
Weighted average maturity in years	1.66	1.90
Unrealized loss relating to interest rate swaps	$(776)	$(777)

These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.

At March 31, 2010, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

    During 2010, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4.T.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

    Information regarding this item as of March 31, 2010 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Reserved

Item 5.    Other Information - None

Item 6.    Exhibits

(a)	Exhibits	Description
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
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

UNITY BANCORP, INC.

Dated: May 11, 2010	/s/ Alan J. Bedner, Jr.
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