Form 10-Q
period 2010-06-30
UNITY BANCORP INC /NJ/
filed 2010-08-10
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2010 common stock, no par value: 7,176,123 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009
ASSETS
Cash and due from banks	$18,016	$23,517	$17,295
Federal funds sold and interest-bearing deposits	37,478	50,118	37,232
Cash and cash equivalents	55,494	73,635	54,527
Securities:
Available for sale	121,628	140,770	132,719
Held to maturity (fair value of $22,563, $28,406 and $31,634, respectively)	22,034	28,252	32,075
Total securities	143,662	169,022	164,794
Loans:
SBA held for sale	22,093	21,406	23,161
SBA held to maturity	73,298	77,844	82,157
SBA 504	65,343	70,683	72,619
Commercial	285,173	293,739	299,411
Residential mortgage	132,993	133,059	125,466
Consumer	58,280	60,285	62,517
Total loans	637,180	657,016	665,331
Less: Allowance for loan losses	13,946	13,842	10,665
Net loans	623,234	643,174	654,666
Premises and equipment, net	11,348	11,773	12,067
Deferred tax assets	7,485	7,308	7,610
Bank owned life insurance	8,653	6,002	5,890
Prepaid FDIC insurance	3,836	4,739	-
Federal Home Loan Bank stock	4,656	4,677	5,127
Accrued interest receivable	3,972	4,225	4,263
Other real estate owned	3,728	1,530	466
Goodwill and other intangibles	1,552	1,559	1,566
SBA servicing assets	660	897	1,142
Other assets	1,455	1,816	1,328
Total Assets	$869,735	$930,357	$913,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$87,908	$80,100	$83,639
Interest-bearing demand deposits	98,316	100,046	84,842
Savings deposits	291,355	286,334	211,876
Time deposits, under $100,000	143,617	183,377	239,893
Time deposits, $100,000 and over	72,036	108,382	111,513
Total deposits	693,232	758,239	731,763
Borrowed funds	87,672	85,000	95,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	661	710	847
Accrued expenses and other liabilities	3,072	3,078	3,307
Total Liabilities	800,102	862,492	846,382
Commitments and contingencies	-	-	-

Shareholders' equity:
Preferred stock, no par value, 500 shares authorized	18,770	18,533	18,305
Common stock, no par value, 12,500 shares authorized	55,592	55,454	55,264
Retained earnings (deficit)	(815)	(1,492)	(135)
Treasury stock at cost	(4,169)	(4,169)	(4,169)
Accumulated other comprehensive income (loss), net of tax	255	(461)	(2,201)
Total Shareholders' Equity	69,633	67,865	67,064
Total Liabilities and Shareholders' Equity	$869,735	$930,357	$913,446

Preferred shares	21	21	21
Issued common shares	7,579	7,569	7,544
Outstanding common shares	7,154	7,144	7,119

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$29	$29	$55	$46
Federal Home Loan Bank stock	49	122	83	118
Securities:
Available for sale	1,054	1,509	2,334	3,188
Held to maturity	250	391	588	777
Total securities	1,304	1,900	2,922	3,965
Loans:
SBA	1,300	1,564	2,752	3,171
SBA 504	1,091	1,285	2,177	2,516
Commercial	4,488	5,051	9,092	10,067
Residential mortgage	1,959	1,783	3,921	3,646
Consumer	724	797	1,455	1,592
Total loans	9,562	10,480	19,397	20.992
Total interest income	10,944	12,531	22,457	25,121
INTEREST EXPENSE
Interest-bearing demand deposits	188	267	446	537
Savings deposits	728	912	1,629	1,556
Time deposits	1,687	3,409	3,500	7,133
Borrowed funds and subordinated debentures	1,078	1,085	2,155	2,263
Total interest expense	3,681	5,673	7,730	11,489
Net interest income	7,263	6,858	14,727	13,632
Provision for loan losses	1,500	1,500	3,000	3,000
Net interest income after provision for loan losses	5,763	5,358	11,727	10,632
NONINTEREST INCOME (LOSS)
Branch fee income	331	335	692	665
Service and loan fee income	245	294	454	547
Gain on sale of SBA loans held for sale, net	147	-	147	29
Gain on sale of mortgage loans	112	49	258	113
Bank owned life insurance	78	55	151	110
Total other-than-temporary impairment charges on securities	-	(2,555)	-	(2,555)
Portion of loss recognized in other comprehensive income (before taxes)	-	806	-	806
Net other-than-temporary impairment charges recognized in earnings	-	(1,749)	-	(1,749)
Net security gains	4	2	8	517
Other income	253	107	370	209
Total noninterest income (loss)	1,170	(907)	2,080	441
NONINTEREST EXPENSE
Compensation and benefits	2,822	2,853	5,821	5,477
Occupancy	608	647	1,285	1,334
Processing and communications	555	482	1,080	1,023
Furniture and equipment	447	471	870	966
Professional services	199	260	428	506
Loan collection costs	243	180	427	379
OREO expenses	157	13	187	17
Deposit insurance	320	708	650	1,009
Advertising	241	151	348	226
Other expenses	448	438	885	821
Total noninterest expense	6,040	6,203	11,981	11,758
Income (loss) before provision (benefit) for income taxes	893	(1,752)	1,826	(685)
Provision (benefit) for income taxes	212	(552)	397	(216)
Net income (loss)	681	(1,200)	1,429	(469)
Preferred stock dividends and discount accretion	379	372	752	751
Income available (loss attributable) to common shareholders	$302	$(1,572)	$677	$(1,220)

Net income (loss) per common share - Basic	$0.04	$(0.22)	$0.09	$(0.17)
- Diluted	0.04	(0.22)	0.09	(0.17)
Weighted average common shares outstanding - Basic	7,156	7,119	7,153	7,119
- Diluted	7,475	7,119	7,392	7,119

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2010 and 2009

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Loss	Equity
Balance, December 31, 2008	$18,064	7,119	$55,179	$1,085	$(4,169)	$(2,356)	$67,803
Comprehensive income (loss):
Net loss				(469)			(469)
Net noncredit unrealized losses on held to maturity debt securities						(532)	(532)
Net unrealized gains on securities						572	572
Net unrealized gains on cash flow hedge derivatives						115	115
Total comprehensive loss							(314)
Accretion of discount on preferred stock	241			(241)			-
Dividends on preferred stock (5% annually)				(510)			(510)
Common stock issued and related tax effects (a)			85				85
Balance, June 30, 2009	$18,305	7,119	$55,264	$(135)	$(4,169)	$(2,201)	$67,064

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
Balance, December 31, 2009	$18,533	7,144	$55,454	$(1,492)	$(4,169)	$(461)	$67,865
Comprehensive income:
Net income				1,429			1,429
Net unrealized gains on securities						666	666
Net unrealized gains on cash flow hedge derivatives						50	50
Total comprehensive income							2,145
Accretion of discount on preferred stock	237			(237)			-
Dividends on preferred stock (5% annually)				(515)			(515)
Common stock issued and related tax effects (a)		10	138				138
Balance, June 30, 2010	$18,770	7,154	$55,592	$(815)	$(4,169)	$255	$69,633

(a) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(In thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$1,429	$(469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,000	3,000
Net amortization of purchase premiums and discounts on securities	514	190
Depreciation and amortization	609	803
Deferred income tax benefit	(664)	(1,412)
Other-than-temporary impairment charges on securities	-	1,749
Net security gains	(8)	(517)
Stock compensation expense	140	133
Gain on sale of SBA loans held for sale, net	(147)	(29)
Gain on sale of mortgage loans	(258)	(113)
Origination of mortgage loans held for sale	(14,314)	(8,718)
Origination of SBA loans held for sale	(2,101)	(1,943)
Proceeds from the sale of mortgage loans held for sale, net	14,572	8,831
Proceeds from the sale of SBA loans held for sale, net	1,561	867
Loss on the sale of premises and equipment	3	-
Net change in other assets and liabilities	1,591	2,085
Net cash provided by operating activities	5,927	4,457
INVESTING ACTIVITIES:
Purchases of securities held to maturity	-	(4,036)
Purchases of securities available for sale	(20,978)	(63,550)
Purchases of Federal Home Loan Bank stock, at cost	-	(8,469)
Maturities and principal payments on securities held to maturity	4,179	2,640
Maturities and principal payments on securities available for sale	32,041	24,533
Proceeds from sale of securities held to maturity	1,893	-
Proceeds from sale of securities available for sale	8,838	23,116
Proceeds from redemption of Federal Home Loan Bank stock	21	8,199
Proceeds from the sale of other real estate owned	1,954	820
Net decrease in loans	13,475	18,347
Purchase of bank owned life insurance	(2,500)	-
Proceeds from the sale of premises and equipment	26	-
Purchases of premises and equipment	(207)	(148)
Net cash provided by investing activities	38,742	1,452
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(65,007)	24,646
Proceeds from new borrowings	2,672	10,000
Repayments of borrowings	-	(20,000)
Proceeds from the exercise of stock options, including related tax benefits	41	-
Cash dividends paid on preferred stock	(516)	(459)
Net cash (used in) provided by financing activities	(62,810)	14,187
(Decrease) increase in cash and cash equivalents	(18,141)	20,096
Cash and cash equivalents, beginning of period	73,635	34,431
Cash and cash equivalents, end of period	$55,494	$54,527
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$7,779	$11,447
Income taxes paid	954	814
Noncash investing activities:
Transfer of loans to other real estate owned	4,152	577

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2010

 NOTE 1.  Significant Accounting Policies

    The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  Unity Participation Company, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s loan portfolio.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Standards Codification

    The Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles ("GAAP") applicable to all public and nonpublic nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF") and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Stock Transactions

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2010, 1,520,529 shares have been reserved for issuance upon the exercise of options, 868,356 option grants are outstanding, and 643,890 option grants have been exercised, forfeited or expired, leaving 8,283 shares available for grant.

No options were granted during the three or six months ended June 30, 2010 or 2009.

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $52 thousand and $31 thousand for the three months ended June 30, 2010 and 2009, respectively.  The related income tax benefit was approximately $21 thousand and $17 thousand for the three months ended June 30, 2010 and 2009, respectively.  Compensation expense related to stock options totaled $83 thousand and $72 thousand for the six months ended June 30, 2010 and 2009, respectively.  The related income tax benefit was approximately $33 thousand and $35 thousand for the six months ended June 30, 2010 and 2009, respectively.

Transactions under the Company’s stock option plans for the six months ended June 30, 2010 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	886,286	$5.73	4.6	$293,911
Options granted	-	-
Options exercised	(12,406)	2.79
Options forfeited	(5,524)	4.44
Options expired	-	-
Outstanding at June 30, 2010	868,356	$5.78	4.0	$881,158
Exercisable at June 30, 2010	717,546	$6.03	3.0	$712,890

As of June 30, 2010, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $177 thousand.  That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	400,975	3.5	$3.33	296,728	$3.13
4.01 - 8.00	254,706	4.6	5.72	208,143	5.62
8.01 - 12.00	134,535	3.6	9.18	134,535	9.18
12.01 - 16.00	78,140	5.4	12.76	78,140	12.76
Total	868,356	4.0	$5.78	717,546	$6.03

The following table presents information about options exercised during the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Number of options exercised	667	-	12,406	-
Total intrinsic value of options exercised	$627	$-	$16,399	$-
Cash received from options exercised	2,921	-	34,652	-
Tax deduction realized from options exercised	-	-	6,299	-

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2010, 121,551 shares of restricted stock were reserved for issuance, of which 25,535 shares are available for grant.

No restricted stock awards were granted during the three or six months ended June 30, 2010 or 2009.

Compensation expense related to the restricted stock awards totaled $35 thousand and $17 thousand for the three months ended June 30, 2010 and 2009, respectively.  Compensation expense related to the restricted stock awards totaled $57 thousand and $62 thousand for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, there was approximately $153 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2010:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	54,281	$7.25
Granted	-	-
Vested	(14,637)	11.36
Forfeited	(2,427)	6.18
Nonvested restricted stock at June 30, 2010	37,217	$5.71

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of June 30, 2010, all of the Company's derivative instruments qualified as hedging instruments.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonaccrual loans.  Troubled debt restructurings occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate.  Impairment is measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

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

Other-Than-Temporary Impairment

The Company has a process in place to identify debt securities that could potentially incur credit impairment that is other-than-temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a forecasted period of time that allows for the recovery in value.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss)	$681	$(1,200)	$1,429	$(469)
Less: Preferred stock dividends and discount accretion	379	372	752	751
Income available (loss attributable) to common shareholders	$302	$(1,572)	$677	$(1,220)
Weighted average common shares outstanding - Basic	7,156	7,119	7,153	7,119
Plus: Potential dilutive common stock equivalents	319	-	239	-
Weighted average common shares outstanding - Diluted	7,475	7,119	7,392	7,119
Net income (loss) per common share -
Basic	$0.04	$(0.22)	$0.09	$(0.17)
Diluted	0.04	(0.22)	0.09	(0.17)
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	566	1,424	750	1,424

The number of anti-dilutive stock options and common stock warrants for the three and six months ended June 30, 2010 and 2009 include the issuance of common stock warrants to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.

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

The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2010 and 2009.  The Company does not have an accrual for uncertain tax positions as of June 30, 2010 or December 31, 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2006 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

Changes in Other Comprehensive Income (Loss) for the six months ended June 30, 2010 and 2009:

(In thousands)	Pre-tax	Tax	After-tax
Net noncredit unrealized losses on held to maturity debt securities with other-than-temporary impairment:
Balance at December 31, 2008			$-
Noncredit unrealized holding loss on securities arising during the period	(806)	(274)	(532)
Balance at June 30, 2009			$(532)

Net unrealized gains (losses) on securities:
Balance at December 31, 2008			$(1,728)
Unrealized holding gain on securities arising during the period	$1,406	$490	916
Less: Reclassification adjustment for gains included in net income	517	173	344
Net unrealized gain on securities arising during the period	889	317	572
Balance at June 30, 2009			(1,156)

Balance at December 31, 2009			5
Unrealized holding gain on securities arising during the period	1,127	456	671
Less: Reclassification adjustment for gains included in net income	8	3	5
Net unrealized gain on securities arising during the period	1,119	453	666
Balance at June 30, 2010			$671

Net unrealized losses on cash flow hedges:
Balance at December 31, 2008			$(628)
Unrealized holding gain on cash flow hedges arising during the period	$185	$70	115
Balance at June 30, 2009			(513)

Balance at December 31, 2009			(466)
Unrealized holding gain on cash flow hedges arising during the period	83	33	50
Balance at June 30, 2010			(416)

Total Accumulated Other Comprehensive Income at June 30, 2010			$255

Changes in Other Comprehensive Income (Loss) for the three months ended June 30, 2010 and 2009:

(In thousands)	Pre-tax	Tax	After-tax
Net noncredit unrealized losses on held to maturity debt securities with other-than-temporary impairment:
Balance at March 31, 2009			-
Noncredit unrealized holding loss on securities arising during the period	(806)	(274)	(532)
Balance at June 30, 2009			(532)

Net unrealized security gains (losses) on securities
Balance at March 31, 2009			(2,513)
Unrealized holding gain on securities arising during the period	1,507	148	1,359
Less: Reclassification adjustment for gains included in net income	2	-	2
Net unrealized gain on securities arising during the period	1,505	148	1,357
Balance at June 30, 2009			(1,156)

Balance at March 31, 2010			277
Unrealized holding gain on securities arising during the period	659	263	396
Less: Reclassification adjustment for gains included in net income	4	2	2
Net unrealized gain on securities arising during the period	655	261	394
Balance at June 30, 2010			671

Net unrealized losses on cash flow hedges	Pre-tax	Tax	After-tax

Balance at March 31, 2009			(603)
Unrealized holding gain on cash flow hedges arising during the period	145	55	90
Balance at June 30, 2009			(513)

Balance at March 31, 2010			(465)
Unrealized holding gain on cash flow hedges arising during the period	82	33	49
Balance at June 30, 2010			(416)

Total Accumulated Other Comprehensive Loss at June 30, 2010			255

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

As of June 30, 2010, the fair value of the Company's AFS securities portfolio was $121.6 million.  Approximately 79 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $96.1 million at June 30, 2010.  Approximately $79.5 million of the residential mortgage-backed securities were issued or are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at June 30, 2010.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

SBA Servicing Assets
SBA servicing assets do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing assets using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing assets as of June 30, 2010 was determined using a discount rate of 15 percent, conditional prepayment rates of 15 to 18, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing assets are classified as Level 3 assets.

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

There were no changes in the inputs or methodologies used to determine fair value during the periods ended June 30, 2010 as compared to the periods ended December 31, 2009 and June 30, 2009.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$18,650	$-	$18,650
State and political subdivisions	-	2,963	-	2,963
Residential mortgage-backed securities	-	96,095	-	96,095
Commercial mortgage-backed securities	-	2,766	-	2,766
Trust preferred securities	-	565	-	565
Other equities	-	589	-	589
Total securities available for sale	-	121,628	-	121,628
SBA servicing assets	-	-	660	660
Financial Liabilities:
Interest rate swap agreements	-	694	-	694

	As of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$500	$15,507	$-	$16,007
State and political subdivisions	-	2,942	-	2,942
Residential mortgage-backed securities	8,756	107,469	-	116,225
Commercial mortgage-backed securities	-	4,627	-	4,627
Trust preferred securities	-	390	-	390
Other equities	-	579	-	579
Total securities available for sale	9,256	131,514	-	140,770
SBA servicing assets	-	-	897	897
Financial Liabilities:
Interest rate swap agreements	-	777	-	777

The changes in Level 1 assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized as follows:

As of June 30, 2010
(In thousands)	Securities Available for Sale
Beginning balance December 31, 2009	$9,256
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers in and/or out of Level 1 (a)	(8,756)
Ending balance June 30, 2010	$-

(a) Transferred from Level 1 to Level 2 because of lack of observable market data due to decreased market activity for these securities.  The transferred available for sale securities consisted entirely of residential mortgage-backed securities.

The changes in Level 2 assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are summarized as follows:

	As of June 30, 2010
(In thousands)	Securities Available for Sale	Interest Rate Swap Agreements
Beginning balance December 31, 2009	$131,514	$777
Total net gains (losses) included in:
Net income	94	-
Other comprehensive income	1,119	(83)
Purchases, sales, issuances and settlements, net	(19,855)	-
Transfers in and/or out of Level 2 (a)	8,756	-
Ending balance June 30, 2010	$121,628	$694

(a) Transferred from Level 1 to Level 2 because of lack of observable market data due to decreased market activity for these securities. The transferred available for sale securities consisted entirely of residential mortgage-backed securities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and 2009 are summarized as follows:

As of June 30, 2010
(In thousands)	SBA Servicing Assets
Beginning balance December 31, 2009	$897
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(237)
Transfers in and/or out of Level 3	-
Ending balance June 30, 2010	$660

As of June 30, 2009
(In thousands)	SBA Servicing Assets
Beginning balance December 31, 2008	$1,503
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(361)
Transfers in and/or out of Level 3	-
Ending balance June 30, 2009	$1,142

There were no gains or losses (realized or unrealized) included in earnings for assets and liabilities held at June 30, 2010 or 2009.

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

Other Real Estate Owned ("OREO")
The fair value was determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).

Impaired Collateral Dependent Loans
The fair value of impaired collateral dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  During the six months ended June 30, 2010, the valuation allowance for impaired loans decreased $864 thousand from $2.5 million at December 31, 2009 to $1.6 million at June 30, 2010.  During the twelve months ended December 31, 2009, the valuation allowance for impaired loans increased $1.5 million from $957 thousand at December 31, 2008 to $2.5 million at December 31, 2009.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during six months ended June 30, 2010
Financial Assets:
SBA loans held for sale	$-	$23,534	$-	$23,534	$-
Other real estate owned ("OREO")	-	-	3,728	3,728	-
Impaired collateral dependent loans	-	-	21,712	21,712	864

	As of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during twelve months ended December 31, 2009
Financial Assets:
SBA loans held for sale	$-	$22,407	$-	$22,407	$-
Other real estate owned ("OREO")	-	-	1,530	1,530	(150)
Impaired collateral dependent loans	-	-	21,713	21,713	(1,507)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2010 and December 31, 2009 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At June 30, 2010, the Bank had standby letters of credit outstanding of $3.4 million, as compared to $6.4 million at December 31, 2009.  The fair value of these commitments is nominal.

The table below presents the estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$55,494	$55,494	$73,635	$73,635
Securities available for sale	121,628	121,628	140,770	140,770
Securities held to maturity	22,034	22,563	28,252	28,406
Loans, net of allowance for loan losses	623,234	623,380	643,174	640,246
Federal Home Loan Bank stock	4,656	4,656	4,677	4,677
SBA servicing assets	660	660	897	897
Accrued interest receivable	3,972	3,972	4,225	4,225
Financial liabilities:
Deposits	693,232	677,788	758,239	739,909
Borrowed funds and subordinated debentures	103,137	115,778	100,465	113,227
Accrued interest payable	661	661	710	710
Interest rate swap agreements	694	694	777	777

Note 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2010 and December 31, 2009 :

	June 30, 2010				December 31, 2009

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US Government sponsored entities	$18,520	$131	$(1)	$18,650	$16,198	$20	$(211)	$16,007
State and political subdivisions	2,946	24	(7)	2,963	2,946	9	(13)	2,942
Residential mortgage-backed securities	94,672	2,089	(666)	96,095	115,397	1,849	(1,021)	116,225
Commercial mortgage-backed securities	2,792	9	(35)	2,766	4,651	-	(24)	4,627
Trust preferred securities	977	-	(412)	565	976	-	(586)	390
Other equities	610	-	(21)	589	610	-	(31)	579
Total securities available for sale	$120,517	$2,253	$(1,142)	$121,628	$140,778	$1,878	$(1,886)	$140,770
Held to maturity:
US Government sponsored entities	$2,000	$31	$-	$2,031	$2,000	$76	$-	$2,076
State and political subdivisions	862	-	(9)	853	3,156	4	(92)	3,068
Residential mortgage-backed securities	14,899	538	(319)	15,118	18,700	545	(527)	18,718
Commercial mortgage-backed securities	4,223	325	-	4,548	4,346	185	-	4,531
Trust preferred securities	50	-	(37)	13	50	-	(37)	13
Total securities held to maturity	$22,034	$894	$(365)	$22,563	$28,252	$810	$(656)	$28,406

The table below provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2010 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$5,452	1.45%	$10,151	2.98%	$3,047	4.20%	$18,650	2.73%
State and political subdivisions	-	-	-	-	703	3.83	2,260	3.93	2,963	3.91
Residential mortgage-backed securities	161	3.73	1,417	3.77	7,138	4.66	87,379	3.52	96,095	3.61
Commercial mortgage-backed securities	-	-	-	-	-	-	2,766	5.99	2,766	5.99
Trust preferred securities	-	-	-	-	-	-	565	1.31	565	1.31
Other equities	-	-	-	-	-	-	589	4.20	589	4.20
Total securities available for sale	$161	3.73%	$6,869	1.93%	$17,992	3.53%	$96,606	3.62%	$121,628	3.53%
Held to maturity at cost:
US Government sponsored entities	$2,000	4.97%	$-	-%	$-	-%	$-	-%	$2,000	4.97%
State and political subdivisions	-	-	-	-	-	-	862	4.34	862	4.34
Residential mortgage-backed securities	-	-	646	4.31	4,628	4.83	9,625	4.22	14,899	4.41
Commercial mortgage-backed securities	-	-	-	-	-	-	4,223	5.28	4,223	5.28
Trust preferred securities	-	-	-	-	-	-	50	-	50	-
Total securities held to maturity	$2,000	4.97%	$646	4.31%	$4,628	4.83%	$14,760	4.52%	$22,034	4.62%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	2	$-	$-	$91	$(1)	$91	$(1)
State and political subdivisions	4	793	(7)	-	-	793	(7)
Residential mortgage-backed securities	17	10,088	(92)	6,211	(574)	16,298	(666)
Commercial mortgage-backed securities	2	-	-	2,321	(35)	2,321	(35)
Trust preferred securities	1	-	-	565	(412)	565	(412)
Other equities	3	-	-	589	(21)	589	(21)
Total temporarily impaired investments	29	$10,881	$(99)	$9,777	$(1,043)	$20,657	$(1,142)
Held to maturity:
State and political subdivisions	1	$853	$(9)	$-	$-	$853	$(9)
Residential mortgage-backed securities	4	-	-	3,492	(319)	3,492	(319)
Trust preferred securities	2	5	(6)	8	(31)	13	(37)
Total temporarily impaired investments	7	$858	$(15)	$3,500	$(350)	$4,358	$(365)

	December 31, 2009
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	10	$12,807	$(210)	$96	$(1)	$12,903	$(211)
State and political subdivisions	7	1,820	(13)	-	-	1,820	(13)
Residential mortgage-backed securities	24	17,372	(207)	7,735	(814)	25,107	(1,021)
Commercial mortgage-backed securities	4	4,627	(24)	-	-	4,627	(24)
Trust preferred securities	1	-	-	390	(586)	390	(586)
Other equities	3	-	-	579	(31)	579	(31)
Total temporarily impaired investments	49	$36,626	$(454)	$8,800	$(1,432)	$45,426	$(1,886)
Held to maturity:
State and political subdivisions	6	$1,753	$(32)	$999	$(60)	$2,752	$(92)
Residential mortgage-backed securities	5	124	(10)	3,844	(517)	3,968	(527)
Trust preferred securities	2	5	(6)	26	(31)	31	(37)
Total temporarily impaired investments	13	$1,882	$(48)	$4,869	$(608)	$6,751	$(656)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. Government sponsored entities and state and political subdivision securities:  The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

Trust preferred securities: The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At June 30, 2010, this category consisted primarily of one single-issuer trust preferred security.  The company that issued the trust preferred security is considered a well capitalized institution per regulatory standards and significantly strengthened its capital position in 2009 through a public offering and other capital raising measures.  In addition, the company has ample liquidity and bolstered its allowance for loan losses in 2009. The contractual terms do not allow the security to be settled at a price less than the par value. Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired as of June 30, 2010.

Other equity securities: Included in this category is stock of other financial institutions.  The unrealized losses on other equity securities are caused by decreases in the market prices of the shares.  The Company has evaluated the prospects of the issuer and has forecasted a recovery period; therefore these investments are not considered other-than-temporarily impaired as of June 30, 2010.

Realized Gains and Losses and Other-than-temporary Impairment

The net realized gains and losses are included in noninterest income in the Consolidated Statements of Operations as net securities gains (losses).  For the three months ended June 30, 2010 and 2009, gross realized gains on sales of securities amounted to $4 thousand and $2 thousand, respectively, while there were no gross realized losses during those periods. For the six months ended June 30, 2010 and 2009, gross realized gains on sales of securities amounted to $248 thousand and $517 thousand, respectively, while gross realized losses amounted to $240 thousand and $0, respectively. The gross gains during the six months ended June 30, 2010 are primarily attributed to the Company selling approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales, one called structured agency security with a resulting gain of $3 thousand, and one called municipal security with a resulting gain of $4 thousand.  These gains were partially offset by losses of $150 thousand on the sale of two mortgage-backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of approximately $2.0 million.  Although designated as held to maturity, these municipal securities were sold due to deterioration in the issuer's creditworthiness, as evidenced by downgrades in their credit ratings.  The gross gains of $517 thousand for the same period in 2009 are attributed to the Company selling approximately $19.6 million in book value of mortgage-backed securities. There were no losses during the six months ended June 30, 2009.

Also included in noninterest income are other-than-temporary-impairment charges of $1.7 million for the six months ended June 30, 2009.  During the second quarter of 2009, the Company recognized $1.7 million of credit related other-than-temporary impairment losses on two held to maturity securities due to the deterioration in the underlying collateral. In estimating the present value of the expected cash flows on the two collateralized debt obligations which were other-than-temporarily impaired as of June 30, 2009, the following assumptions were made:

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

•
Expected loss severities of 95 percent were assumed (i.e. recoveries occur on only 5 percent of defaulted securities) for all performing issuers and ranged from 80.25 percent to 87.46 percent for nonperforming issues.

•	Internal rates of return (“IRR”) are the pre-tax yield used to discount the future cash flow stream expected from the collateral cash flows. The IRR used was 17 percent.

These two pooled trust preferred securities which had a cost basis of $3.0 million, had been previously written down $306 thousand in December of 2008 and again by $862 thousand in December 2009.  For the assumptions used in estimating the present value of the expected cash flows on these two securities as of December 31, 2008 and December 31, 2009, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  After the above charges, the two issues of pooled trust preferred securities have a remaining book value of approximately $50 thousand as of June 30, 2010.

Gross realized gains (losses) on securities and other-than-temporary impairment charges for the three and six months ended June 30, 2010 and 2009 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Available for sale:
Realized gains	$-	$2	$244	$517
Realized losses	-	-	(150)	-
Total securities available for sale	$-	$2	$94	$517

Held to maturity:
Realized gains	$4	$-	$4	$-
Realized losses	-	-	(90)	-
Other than temporary impairment charges	-	(1,749)	-	(1,749)
Total securities held to maturity	$4	$(1,749)	$(86)	$(1,749)
Net realized gains on sales of securities and other-than-temporary impairment charges	$4	$(1,747)	$8	$(1,232)

Pledged Securities

Securities with a carrying value of $65.1 million and $71.4 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $3.0 million and $2.9 million pledged to secure Government deposits at June 30, 2010 and December 31, 2009, respectively, per the requirements of the New Jersey Department of Banking and Insurance.

Note 8.  Allowance for Loan Losses and Unfunded Loan Commitments

The allowance for loan losses is based on estimates.  Ultimate losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

An analysis of the change in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Balance, beginning of period	$14,055	$10,307	$13,842	$10,326
Provision charged to expense	1,500	1,500	3,000	3,000
Charge-offs	1,672	1,277	3,003	2,890
Recoveries	63	135	107	229
Net charge-offs	1,609	1,142	2,896	2,661
Balance, end of period	$13,946	$10,665	$13,946	$10,665

The Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  The commitment reserve was $65 thousand and $76 thousand at June 30, 2010 and December 31, 2009, respectively.

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

 FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities.  As such they should be included in the computation of basic EPS using the two class method.  At June 30, 2010 the Company had 37,217 shares of nonvested restricted stock which were considered participating securities under this guidance.  Adoption of this new authoritative guidance did not have a material effect on the Company's EPS calculation.

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310, "Receivables", amends the current disclosures required by ASC Topic 310.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently evaluating this new disclosure guidance, but does not expect it to have any effect on the Company's reported financial condition or results of operations.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2010-6) provides amendments to ASC Topic 820 that require new disclosures as follows: 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).   The new authoritative guidance also clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  These new disclosures and clarifications of existing disclosures were effective for the Company’s financial statements beginning after December 15, 2009 (except for the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010) and did not have a significant impact on the Company's financial statements.

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

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company's financial statements; however the guidance defers the gains of SBA 7(a) loans for a 90-day period after the sale of the loan.  Pre-tax gains of $252 thousand, or $0.02 per diluted share, for the three months ended June 30, 2010 were deferred to the third quarter as a result of this new guidance.  Pre-tax gains of $147 thousand, or $0.02 per diluted share, for sales during the three months ended March 31, 2010 were recognized during the second quarter.

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

Earnings Summary

During the first half of 2010, the economy has shown slight signs of strengthening; however, economic recovery is expected to continue at a moderate pace for the foreseeable future.  Household spending has expanded at a moderate rate, but remains constrained by other factors, such as high unemployment, modest income growth, lower housing wealth, and tighter credit standards.  Consumer spending continues to be concentrated in necessities, as opposed to discretionary big-ticket items.  Small businesses are showing increased spending on equipment and software, but continue to express concerns about sales and earnings, leading few businesses to plan capital expenditures or expansion or to add to their payrolls.

In recent months, commercial, industrial and consumer lending remained weak throughout the national banking industry, however, real estate lending increased despite tighter credit standards, particularly commercial mortgages. Bankers have noted tightening in credit standards, but little change in credit spreads or delinquency rates.  The majority of the financial sector continues to trade at a discount to book value due to credit concerns and negative publicity.  Secondary markets for many types of financial assets remain very restrictive, although the secondary market for residential mortgages has shown slight improvements.  Economists expect that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations are likely to warrant the continued low levels of the federal funds rate for an extended period.

Our performance during the second quarter of 2010 compared to the second quarter of 2009 included the following accomplishments:

•	Net income is up $1.9 million.
•	Net interest margin is wider due to reduced funding costs as higher-priced time deposits rolled off.
•	The provision for loan losses remained stable.
•
Noninterest income increased primarily due to other-than-temporary impairment ("OTTI") charges recorded during the second quarter of 2009.  Excluding the effect of the OTTI charge in 2009, noninterest income would have increased $328 thousand.

•
Noninterest expenses decreased 2.6 percent primarily due to the $408 thousand FDIC insurance special assessment paid during the second quarter of 2009, partially offset by increased advertising expenses and increased expenses related to other real estate owned ("OREO").

•	The Company remained well-capitalized.

Our performance during the first half of 2010 compared to the first half of 2009 included the following accomplishments:

•	Net income is up $1.9 million.
•	Net interest margin is wider due to reduced funding costs as higher-priced time deposits rolled off.
•	The provision for loan losses remained stable.
•	Noninterest income increased primarily due to OTTI charges recorded during the six months ended June 30, 2009.
•	The Company remained well-capitalized.

For the three months ended June 30, 2010 and 2009, the Company reported income available to common shareholders of $302 thousand and a loss attributable to common shareholders of $1.6 million, respectively.  For the six months ended June 30, 2010 and 2009, the Company reported income available to common shareholders of $677 thousand and a loss attributable to common shareholders of $1.2 million, respectively. Performance ratios included:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income per common share - Basic (1)	$0.04	$(0.22)	$0.09	$(0.17)
Net income per common share - Diluted (1)	$0.04	$(0.22)	$0.09	$(0.17)
Return (loss) on average assets	0.31%	(0.54)%	0.32%	(0.11)%
Return (loss) on average equity (2)	2.43%	(12.97)%	2.76%	(5.03)%
Efficiency ratio	71.66%	80.58%	71.32%	76.82%

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

During the three months ended June 30, 2010, tax-equivalent interest income decreased $1.6 million or 12.7 percent to $11.0 million.  This decrease was driven by the lower average yield on earning assets and a decrease in the average volume of earning assets:

•
Of the $1.6 million decrease in interest income on a tax-equivalent basis, $1.0 million is attributed to reduced yields on average interest-earning assets and $620 thousand is attributable to the decrease in volume of average interest-earning assets.

•
The average volume of interest-earning assets decreased $19.6 million to $832.3 million for the second quarter of 2010 compared to $851.9 million for the same period in 2009. This was due primarily to a $25.2 million decrease in average loans and a $21.6 million decrease in average investment securities, partially offset by a $27.5 million increase in federal funds sold and interest-bearing deposits.

•
The yield on interest-earning assets decreased 63 basis points to 5.28 percent for the second quarter of 2010 when compared to the second quarter of 2009, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There was a slight increase in the yield on residential mortgage loans.

Total interest expense was $3.7 million for the three months ended June 30, 2010, a decrease of $2.0 million or 35.1 percent compared to the same period in 2009.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $2.0 million decrease in interest expense, $1.3 million is attributed to a decrease in the rates paid on interest-bearing liabilities and $729 thousand is due to the decrease in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $722.3 million for the second quarter of 2010, a decrease of $21.1 million or 2.8 percent, compared to the second quarter of 2009.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and borrowed funds, partially offset by increases in all other deposit categories.

•
The average cost of interest-bearing liabilities decreased 101 basis points to 2.04 percent, primarily due to the repricing of deposits in a lower interest rate environment.  This was partially offset by an increase in the cost of borrowings due to the use of low cost overnight lines of credit and a low rate repurchase agreement during the second quarter of 2009 and not in 2010.  The cost of interest-bearing deposits decreased 121 basis points to 1.68 percent for the second quarter of 2010 and the cost of borrowed funds and subordinated debentures increased 17 basis points to 4.18 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the quarter ended June 30, 2010, tax-equivalent net interest income amounted to $7.3 million, an increase of $394 thousand or 5.7 percent, compared to the same period in 2009.  Net interest margin increased 27 basis points to 3.51 percent for the quarter ended June 30, 2010, compared to 3.24 percent for the same period in 2009.  The net interest spread was 3.24 percent for the second quarter of 2010, a 38 basis point increase from 2.86 percent for the same period in 2009.

During the six months ended June 30, 2010, tax-equivalent interest income decreased $2.7 million or 10.6 percent to $22.5 million.  This decrease was driven by the lower average yield on earning assets and a decrease in the average volume of earning assets:

•
Of the $2.7 million decrease in interest income on a tax-equivalent basis, $1.5 million is attributed to reduced yields on average interest-earning assets and $1.1 million is attributable to the decrease in volume of average interest-earning assets.

•
The average volume of interest-earning assets decreased $17.8 million to $841.5 million for the six months ended June 30, 2010, compared to $859.3 million for the same period in 2009. This was due primarily to a $24.2 million decrease in average loans and a $17.6 million decrease in average investment securities, partially offset by a $24.9 million increase in federal funds sold and interest-bearing deposits.

•
The yield on interest-earning assets decreased 52 basis points to 5.37 percent for the six months ended June 30, 2010 when compared to the same period in 2009, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There were slight increases in the yields on residential mortgage loans and held to maturity securities.

Total interest expense was $7.7 million for the six months ended June 30, 2010, a decrease of $3.8 million or 32.7 percent compared to the same period in 2009.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $3.8 million decrease in interest expense, $2.0 million is attributed to a decrease in the rates paid on interest-bearing liabilities and $1.7 million is due to a lower volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $733.1 million for the six months ended June 30, 2010 , a decrease of $19.5 million or 2.6 percent, compared to the same period in 2009.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and borrowed funds, partially offset by increases in all other deposit categories.

•
The average cost of interest-bearing liabilities decreased 95 basis points to 2.12 percent, primarily due to the repricing of deposits in a lower interest rate environment.  This was partially offset by an increase in the cost of borrowings due to the use of low cost overnight lines of credit and a low rate repurchase agreement during the first half of 2009 and not in 2010.  The cost of interest-bearing deposits decreased 118 basis points to 1.78 percent for the six months ended June 30, 2010 and the cost of borrowed funds and subordinated debentures increased 63 basis points to 4.24 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits.

During the six months ended June 30, 2010, tax-equivalent net interest income amounted to $14.8 million, an increase of $1.1 million or 7.9 percent, compared to the same period in 2009.  Net interest margin increased 33 basis points to 3.54 percent for the six months ended June 30, 2010, compared to 3.21 percent for the same period in 2009.  The net interest spread was 3.25 percent for the six months ended June 30, 2010, a 43 basis point increase from 2.82 percent for the same period in 2009.

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)

	For the three months ended June 30,
	2010			2009
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$41,695	$29	0.28%	$14,153	$29	0.82%
Federal Home Loan Bank stock	4,656	49	4.22	4,972	122	9.84
Securities:
Available for sale	120,333	1,068	3.55	130,751	1,522	4.66
Held to maturity	23,300	256	4.39	34,457	409	4.75
Total securities (A)	143,633	1,324	3.69	165,208	1,931	4.68
Loans, net of unearned discount:
SBA	98,214	1,300	5.29	102,255	1,564	6.12
SBA 504	66,318	1,091	6.60	74,209	1,285	6.95
Commercial	285,709	4,488	6.30	303,589	5,051	6.67
Residential mortgage	133,379	1,959	5.87	124,227	1,783	5.74
Consumer	58,718	724	4.95	63,280	797	5.05
Total loans (A),(B)	642,338	9,562	5.97	667,560	10,480	6.29
Total interest-earning assets	$832,322	$10,964	5.28%	$851,893	$12,562	5.91%
Noninterest-earning assets:
Cash and due from banks	21,959			18,397
Allowance for loan losses	(14,678)			(11,095)
Other assets	42,289			32,770
Total noninterest-earning assets	49,570			40,072
Total Assets	$881,892			$891,965

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$100,108	$188	0.75%	$85,313	$267	1.26%
Savings deposits	292,543	728	1.00	189,977	912	1.93
Time deposits	227,722	1,687	2.97	360,885	3,409	3.79
Total interest-bearing deposits	620,373	2,603	1.68	636,175	4,588	2.89
Borrowed funds and subordinated debentures	101,907	1,078	4.18	107,163	1,085	4.01
Total interest-bearing liabilities	$722,280	$3,681	2.04%	$743,338	$5,673	3.05%
Noninterest-bearing liabilities:
Demand deposits	86,772			77,630
Other liabilities	4,313			4,148
Total noninterest-bearing liabilities	91,085			81,778
Shareholders’ equity	68,527			66,849
Total Liabilities and Shareholders’ Equity	$881,892			$891,965
Net interest spread		$7,283	3.24%		$6,889	2.86%
Tax-equivalent basis adjustment		(20)			(31)
Net interest income		$7,263			$6,858
Net interest margin			3.51%			3.24%

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)

	For the six months ended June 30,
	2010			2009
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$37,119	$55	0.30%	$12,249	$46	0.76%
Federal Home Loan Bank stock	4,666	83	3.59	5,451	118	4.37
Securities:
Available for sale	125,784	2,361	3.75	134,506	3,214	4.78
Held to maturity	25,300	610	4.82	34,221	813	4.75
Total securities (A)	151,084	2,971	3.93	168,727	4,027	4.77
Loans, net of unearned discount:
SBA	98,177	2,752	5.61	103,641	3,171	6.12
SBA 504	68,370	2,177	6.42	75,538	2,516	6.72
Commercial	288,865	9,092	6.35	304,365	10,067	6.67
Residential mortgage	133,991	3,921	5.85	126,623	3,646	5.76
Consumer	59,246	1,455	4.95	62,717	1,592	5.12
Total loans (A),(B)	648,649	19,397	6.01	672,884	20,992	6.27
Total interest-earning assets	$841,518	$22,506	5.37%	$859,311	$25,183	5.89%
Noninterest-earning assets:
Cash and due from banks	21,961			19,009
Allowance for loan losses	(14,630)			(11,017)
Other assets	41,596			32,928
Total noninterest-earning assets	48,927			40,920
Total Assets	$890,445			$900,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$101,343	$446	0.89%	$85,189	$537	1.27%
Savings deposits	290,906	1,629	1.13	168,736	1,556	1.86
Time deposits	239,682	3,500	2.94	374,147	7,133	3.84
Total interest-bearing deposits	631,931	5,575	1.78	628,072	9,226	2.96
Borrowed funds and subordinated debentures	101,207	2,155	4.24	124,540	2,263	3.61
Total interest-bearing liabilities	$733,138	$7,730	2.12%	$752,612	$11,489	3.07%
Noninterest-bearing liabilities:
Demand deposits	84,978			76,594
Other liabilities	4,192			3,967
Total noninterest-bearing liabilities	89,170			80,561
Shareholders’ equity	68,137			67,058
Total Liabilities and Shareholders’ Equity	$890,445			$900,231
Net interest spread		$14,776	3.25%		$13,694	2.82%
Tax-equivalent basis adjustment		(49)			(62)
Net interest income		$14,727			$13,632
Net interest margin			3.54%			3.21%

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

	Three months ended June 30, 2010 versus June 30, 2009			Six months ended June 30, 2010 versus June 30, 2009
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$28	$(28)	$-	$50	$(41)	$9
Federal Home Loan Bank stock	(7)	(66)	(73)	(16)	(19)	(35)
Investment securities	(237)	(370)	(607)	(412)	(644)	(1,056)
Net loans	(404)	(514)	(918)	(764)	(831)	(1,595)
Total interest income	$(620)	$(978)	$(1,598)	$(1,142)	$(1,535)	$(2,677)
Interest Expense:
Interest-bearing demand deposits	$41	$(120)	$(79)	$90	$(181)	$(91)
Savings deposits	368	(552)	(184)	840	(767)	73
Time deposits	(1,085)	(637)	(1,722)	(2,199)	(1,434)	(3,633)
Total deposits	$(676)	$(1,309)	$(1,985)	$(1,269)	$(2,382)	$(3,651)
Borrowed funds and subordinated debentures	(53)	46	(7)	(464)	356	(108)
Total interest expense	$(729)	$(1,263)	$(1,992)	$(1,733)	$(2,026)	$(3,759)
Net interest income – fully tax-equivalent	$109	$285	$394	$591	$491	$1,082
Decrease in tax-equivalent adjustment			11			13
Net interest income			$405			$1,095

Provision for Loan Losses

The provision for loan losses totaled $1.5 million for both the three months ended June 30, 2010 and 2009.  For both the six months ended June 30, 2010 and 2009, the provision for loan losses totaled $3.0 million. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.2 million for the three months ended June 30, 2010, an increase of $2.1 million compared with the same period in 2009.  The increase is primarily due to other-than-temporary impairment ("OTTI") charges of $1.7 million recorded during the second quarter of 2009, compared to no OTTI charges during the second quarter of 2010.  Excluding the effect of the OTTI charge in 2009, noninterest income would have increased $328 thousand or 39.0 percent.

Noninterest income was $2.1 million for the six months ended June 30, 2010, an increase of $1.6 million compared with the same period in 2009.  The increase is primarily due to OTTI charges recorded during the six months ended June 30, 2009, compared to no OTTI charges during the same period in 2010.  Excluding OTTI, noninterest income would have decreased $110 thousand or 5.0 percent.

The following table shows the components of noninterest income for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Branch fee income	$331	$335	$692	$665
Service and loan fee income	245	294	454	547
Gain on sale of SBA loans held for sale, net	147	-	147	29
Gain on sale of mortgage loans	112	49	258	113
Bank owned life insurance	78	55	151	110
Net other-than-temporary impairment charges on securities	-	(1,749)	-	(1,749)
Net security gains	4	2	8	517
Other income	253	107	370	209
Total noninterest income (loss)	$1,170	$(907)	$2,080	$441

Changes in our noninterest income for the three and six months ended June 30, 2010 versus the three and six months ended June 30, 2009 reflect:

•
Branch fee income was relatively flat for the three months ended June 30, 2010, when compared to the same period a year ago and increased $27 thousand or 4.1 percent for the six months ended June 30, 2010, compared to the same period in 2009, as higher commercial analysis fees were partially offset by a reduction in overdraft fees.

•
For the three and six months ended June 30, 2010, service and loan fee income decreased $49 thousand and $93 thousand, respectively, when compared to the same periods in the prior year.  The decreases were primarily the result of lower levels of prepayment fees.

•
Net gains on SBA loan sales amounted to $147 thousand for the three and six months ended June 30, 2010.  These gains were related to the SBA loan sales that took place during the first quarter of 2010, but were recorded during the second quarter due to new authoritative accounting guidance under FASB ASC Topic 860, “Transfers and Servicing,” that requires the gains on sales of SBA 7(a) loans be deferred for a 90-day period after the sale.  Net gains on SBA loan sales amounted to zero and $29 thousand for the three and six months ended June 30, 2009, respectively, due to little or no sales volume as a result of market conditions.

•
For the three and six months ended June 30, 2010, gains on the sale of mortgage loans increased $63 thousand and $145 thousand, respectively, when compared to the same periods in the prior year.  The increases are directly related to a higher volume of loan sales in 2010.  Sales of mortgage loans totaled $14.3 million and $8.7 million for the six months ended June 30, 2010 and 2009, respectively.

•
In December 2004, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  An additional $2.5 million was purchased in January 2010 to offset the rising costs of employee benefits.  The increase in the cash surrender value of the BOLI was $78 thousand for the three months ended June 30, 2010, compared to $55 thousand for the same period in the prior year.  For the six months ended June 30, 2010, the increase in the cash surrender value of the BOLI was $151 thousand compared to $110 thousand for the same period in 2009.

•
OTTI charges on securities amounted to $1.7 million for the three and six months ended June 30, 2009, compared to no OTTI charges for the three and six months ended June 30, 2010. At June 30, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities. Due to the declines in their market value and the uncertainty that they would recover their book value, the Company took an impairment charge of $1.7 million on these securities at June 30, 2009. The securities, which had a cost basis of $3.0 million, had been previously written down by approximately $306 thousand in December of 2008 and were written down again by $862 thousand in December 2009. After the above charges, the two issues of pooled trust preferred securities have a remaining book value of approximately $50 thousand as of June 30, 2010.

•
For the three months ended June 30, 2010 and 2009, net realized gains on sales of securities amounted to $4 thousand and $2 thousand, respectively.  For the six months ended June 30, 2010 and 2009, net realized gains amounted to $8 thousand and $517 thousand, respectively.  The net gains during the six months ended June 30, 2010 are primarily attributed to the Company selling approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales, one called structured agency security with a resulting gain of $3 thousand, and one called municipal security with a resulting gain of $4 thousand, partially offset by losses of $150 thousand on the sale of two mortgage-backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of approximately $2.0 million.  Although designated as held to maturity, these municipal securities were sold due to deterioration in the issuer's creditworthiness, as evidenced by downgrades in their credit ratings.  The net gains of $517 thousand for the same period in 2009 are attributed to the Company selling approximately $19.6 million in book value of mortgage-backed securities.

•
For the three and six months ended June 30, 2010, other income increased $146 thousand and $161 thousand, respectively, when compared to the same periods in the prior year.  The increases are primarily due to increased check card fee income and other miscellaneous service charges, as well as a refund of NJ state sales tax for overpayment in previous years.

Noninterest Expense

Total noninterest expense was $6.0 million for second quarter of 2010, a decrease of $163 thousand or 2.6 percent over the second quarter of 2009. The majority of this decrease is due to the $408 thousand FDIC insurance special assessment paid during the second quarter of 2009, partially offset by increased advertising expenses and increased expenses related to other real estate owned ("OREO").

Total noninterest expense was $12.0 million for the six months ended June 30, 2010, an increase of $223 thousand or 1.9 percent over the same period in 2009. The majority of this increase is due to increased compensation and benefits expense and increased OREO related expenses, partially offset by lower FDIC deposit insurance premiums due to the special assessment paid during the second quarter of 2009.

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Compensation and benefits	$2,822	$2,853	$5,821	$5,477
Occupancy	608	647	1,285	1,334
Processing and communications	555	482	1,080	1,023
Furniture and equipment	447	471	870	966
Professional services	199	260	428	506
Loan collection costs	243	180	427	379
OREO expenses	157	13	187	17
Deposit insurance	320	708	650	1,009
Advertising	241	151	348	226
Other expenses	448	438	885	821
Total noninterest expense	$6,040	$6,203	$11,981	$11,758

Changes in noninterest expense for the three and six months ended June 30, 2010 versus the three and six months ended June 30, 2009 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, decreased $31 thousand or 1.1 percent for the second quarter of 2010 compared to the same period in 2009. This decrease is attributed to lower incentive bonus payments, partially offset by an increase in compensation and employee medical benefits costs.  For the six months ended June 30, 2010, compensation and benefits expense increased $344 thousand or 6.3% compared to the same period in the prior year due to increased compensation, higher employee medical benefits and increased residential mortgage commissions due to a larger sales volume.

•
Occupancy expense declined $39 thousand and $49 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  The declines are due primarily to the renegotiation of the lease on our corporate headquarters, partially offset by a decline in depreciation expense on capital expenditures quarter over quarter and an increase in seasonal snow removal costs year over year.

•
Processing and communications expenses increased $73 thousand and $57 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.   This was primarily the result of increased data processing line costs.

•
Furniture and equipment expense decreased $24 thousand and $96 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  Quarter over quarter, the declines were primarily due to decreased software and equipment maintenance costs, partially offset by increased network maintenance costs.  Year over year, the decrease was primarily due to lower depreciation expense as capital expenditures declined, as well as lower maintenance costs on software.

•
Professional service fees decreased $61 thousand and $78 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009, due to slightly lower audit and loan review fees.

•
Loan collection costs increased $63 thousand and $48 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009, primarily due to increased collections costs on past due loans.

•
OREO expenses increased $144 thousand and $170 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009, due to increased maintenance and valuation related expenses on OREO properties.

•
Deposit insurance expense decreased $388 thousand and $359 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009, due primarily to the $408 thousand special assessment in the second quarter of 2009.

•
Advertising expense increased $90 thousand and $122 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009, in support of the Company’s sales initiative and brand recognition efforts.

•
Other expenses increased $10 thousand and $64 thousand for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009, primarily due to a lower reserve for outstanding loan commitments.

Income Tax Expense

For the quarter ended June 30, 2010, the Company recorded an income tax expense of $212 thousand, compared to an income tax benefit of $552 thousand for the same period a year ago.  For the six months ended June 30, 2010, the Company recorded an income tax expense of $397 thousand, compared to an income tax benefit of $216 thousand for the same period a year ago. The current 2010 tax provision represents an effective tax rate of approximately 21.7 percent as compared to 31.5 percent for the prior year.  Management anticipates an effective tax rate of approximately 22.0 percent for the remainder of 2010.

Financial Condition at June 30, 2010

Total assets decreased $60.6 million, or 6.5 percent, to $869.7 million at June 30, 2010, compared to $930.4 million at December 31, 2009. This decrease was primarily due to a $25.4 million decrease in total securities, a $19.8 million decrease in total loans and an $18.1 million decrease in cash and cash equivalents.  Total deposits decreased $65.0 million and borrowed funds increased $2.7 million.  Total shareholders’ equity increased $1.8 million over year-end 2009.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $121.6 million at June 30, 2010, a decrease of $19.1 million or 13.6 percent, compared to $140.8 million at December 31, 2009.  This net decrease was the result of the following:

•	$32.0 million in principal payments, maturities and called bonds,
•	$21.0 million in purchases of collateralized mortgage obligations (“CMOs”) and structured agencies,
•	$8.7 million in sales net of realized gains, which consisted primarily of mortgage-backed securities and CMOs,
•	$454 thousand in net amortization of premiums, partially offset by
•
$1.1 million of appreciation in the market value of the portfolio.  At June 30, 2010, the portfolio had a net unrealized gain of $1.1 million compared to a net unrealized loss of $8 thousand at December 31, 2009. These unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss).

The average balance of AFS securities amounted to $125.8 million for the six months ended June, 30, 2010, compared to $134.5 million for the same period in 2009. The average yield earned on the AFS portfolio decreased 103 basis points, to 3.75 percent for the six months ended June, 30, 2010, from 4.78 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 1.8 years at June 30, 2010, compared to 2.5 years at December 31, 2009.

At June 30, 2010, the Company’s AFS portfolio included one bank trust preferred security with a book value of $977 thousand and a fair value of $565 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At June 30, 2010, the Company had not taken any OTTI credit loss adjustments on this security. Management will continue to monitor the performance of the security and the underlying institution for impairment.

HTM securities were $22.0 million at June 30, 2010, a decrease of $6.2 million or 22.0 percent, from year-end 2009.  This net decrease was the result of:

•	$2.0 million in sales net of realized losses, which consisted primarily of tax-exempt municipal securities due to declines in their ratings,
•	$4.2 million in principal payments, maturities and called bonds, and
•	$60 thousand in net amortization of premiums.

As of June 30, 2010 and December 31, 2009, the fair value of HTM securities was $22.6 million and $28.4 million, respectively. The average balance of HTM securities amounted to $25.3 million for the six months ended June 30, 2010, compared to $34.2 million for the same period in 2009. The average yield earned on HTM securities increased 7 basis points, from 4.75 percent for the six months ended June, 30 2009, to 4.82 percent for the same period in 2010. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 2.5 years and 2.7 years at June 30, 2010 and December 31, 2009, respectively.

Securities with a carrying value of $65.1 million and $71.4 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 82 percent of the total investment portfolio had a fixed rate of interest at June 30, 2010.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $19.8 million or 3.0 percent to $637.2 million at June 30, 2010, compared to $657.0 million at year-end 2009. The declines occurred in all loan types and are a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$22,093	3.5%	$21,406	3.3%
SBA held to maturity	73,298	11.5	77,844	11.8
SBA 504	65,343	10.3	70,683	10.8
Commercial	285,173	44.7	293,739	44.6
Residential mortgage	132,993	20.9	133,059	20.3
Consumer	58,280	9.1	60,285	9.2
Total loans	$637,180	100.0%	$657,016	100.0%

Average loans decreased $24.2 million or 3.6 percent from $672.9 million for the six months ended June 30, 2009, to $648.6 million for the same period in 2010.  The decrease in average loans was due to declines in all portfolio types.  The yield on the overall loan portfolio fell 26 basis points to 6.01 percent for the six months ended June 30, 2010, compared to 6.27 percent for the same period in the prior year. This decrease was the result of variable rate, prime-based loan products such as SBA loans repricing lower as rates remained low throughout 2009 and the beginning of 2010.  The prime rate has remained at 3.25 percent since December 2008.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $22.1 million at June 30, 2010, an increase of $687 thousand from $21.4 million at December 31, 2009.  SBA 7(a) loans held to maturity amounted to $73.3 million at June 30, 2010, a decrease of $4.5 million from $77.8 million at December 31, 2009. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.61 percent for the six months ended June 30, 2010, compared to 6.12 percent for the same period in the prior year due to the continued low interest rate environment.

At June 30, 2010, SBA 504 loans totaled $65.3 million, a decrease of $5.3 million from $70.7 million at December 31, 2009. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans.  The yield on SBA 504 loans dropped 30 basis points to 6.42 percent for the six months ended June 30, 2010, compared to 6.72 percent for the six months ended June 30, 2009.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $285.2 million at June 30, 2010, a decrease of $8.6 million from year-end 2009. This decrease can be attributed to principal paydowns on these loans with minimal new loan volume.  The yield on commercial loans was 6.35 percent for the six months ended June 30, 2010, compared to 6.67 percent for the six months ended June 30, 2009.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $133.0 million at June 30, 2010, flat from year-end 2009. New loan volume during the six months ended June 30, 2010 was offset by the sale of mortgage loans totaling $14.6 million.  The yield on residential mortgages was 5.85 percent for the six months ended June 30, 2010, compared to 5.76 percent for the same period in 2009.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $58.3 million at June 30, 2010, a decrease of $2.0 million from December 31, 2009.  The yield on consumer loans was 4.95 percent for the six months ended June 30, 2010, compared to 5.12 percent for the same period in 2009.

As of June 30, 2010, approximately 11 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.  There are no other concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of June 30, 2010, 89 percent of SBA 7(a) loans are secured by commercial or residential real estate and 11 percent by other non-real estate collateral.  Commercial real estate secures all SBA 504 loans.  Approximately 97 percent of consumer loans are secured by owner-occupied residential real estate, with the other 3 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of June 30, 2010 is shown in the table below:

	Concentration
(In thousands)	Balance	Percent
Commercial real estate – owner occupied	$136,835	47.4%
Commercial real estate – investment property	117,600	41.5
Undeveloped land	17,809	6.2
Other non-real estate collateral	12,929	4.9
Total commercial loans	$285,173	100.0%

Asset Quality

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan.  A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.  The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins when we initiate contact regarding a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality, as well as independent credit reviews by an outside firm.

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

The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods indicated:

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonperforming by category:
SBA (1)	$6,186	$6,559	$6,943
SBA 504	3,414	5,575	4,375
Commercial	9,499	7,397	5,475
Residential mortgage	6,545	5,578	5,720
Consumer	427	387	261
Total nonperforming loans	26,071	$25,496	$22,774
OREO	3,728	1,530	466
Total nonperforming assets	$29,799	$27,026	$23,240
Past due 90 days or more and still accruing interest:
SBA	$289	$592	$-
SBA 504	-	-	-
Commercial	1,451	469	757
Residential mortgage	1,040	1,196	-
Consumer	-	29	24
Total	$2,780	$2,286	$781
Nonperforming loans to total loans	4.09%	3.88%	3.42%
Nonperforming assets to total loans and OREO	4.65%	4.10%	3.49%
Nonperforming assets to total assets	3.43%	2.90%	2.54%
(1) SBA loans guaranteed	$1,436	$1,931	$3,214

Nonperforming loans were $26.1 million at June 30, 2010, a $575 thousand increase from $25.5 million at year-end 2009 and a $3.3 million increase from $22.8 million at June 30, 2009.  Since year-end 2009, the biggest increase in nonperforming loans was a $2.1 million increase in the commercial loan portfolio.  Included in nonperforming loans at June 30, 2010, are approximately $1.4 million of loans guaranteed by the SBA, compared to $1.9 million at December 31, 2009.  In addition, there were $2.8 million and $2.3 million in loans past due 90 days or more and still accruing interest at June 30, 2010 and December 31, 2009, respectively.

Other real estate owned (“OREO”) properties totaled $3.7 million at June 30, 2010, an increase of $2.2 million from year-end 2009.  The Company took title to three commercial buildings totaling $3.1 million during the first quarter of 2010 and two residential properties totaling $666 thousand during the second quarter of 2010.  These increases were partially offset by the sale of OREO properties.

Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.3 million at June 30, 2010, an increase of $2.7 million from $1.6 million at December 31, 2009.

The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. At June 30, 2010, there were four loans totaling $5.6 million that were classified as TDRs by the Company and are deemed impaired, compared to four loans totaling $6.6 million at December 31, 2009.  A commercial loan totaling $1.4 million restructured during the second quarter of 2010 was considered a TDR.  An SBA loan totaling $491 thousand restructured during the first quarter of 2010 was considered a TDR at March 31, 2010 and was moved to nonaccrual status during the second quarter of 2010.  Another loan classified as a TDR at December 31, 2009 was moved into nonaccrual status during the first quarter of 2010.  TDRs are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.

In addition, the Company modified loans during the first six months of 2010 that were not considered troubled debt restructurings.  These loan modifications were predominantly done in the Company’s higher risk SBA portfolio.  The types of modifications include changing from a fixed rate of interest to a floating market rate, extending the term of the loan, or allowing interest only payments for a specified period of time.  The majority of loans modified year to date are performing according to their new terms.

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

The allowance for loan losses totaled $13.9 million, $13.8 million, and $10.7 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively, with resulting allowance to total loan ratios of 2.19 percent, 2.11 percent, and 1.60 percent, respectively.  Net charge-offs amounted to $1.6 million for the three months ended June 30, 2010, compared to $1.1 million for the same period in 2009.  Net charge-offs amounted to $2.9 million for the six months ended June 30, 2010, compared to $2.7 million for the same period in 2009. Net charge-offs to average loan ratios are shown in the table below for each major loan category.  For the six months ended June 30, 2010, the highest net charge-off ratios can be seen in the Company’s SBA 504 and commercial loan portfolios, most of which are secured by real estate.  For the six months ended June 30, 2009, the highest net charge-off ratio can be seen in the Company’s higher risk SBA portfolio.

The following is a summary of the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Balance, beginning of period	$14,055	$10,307	$13,842	$10,326
Provision charged to expense	1,500	1,500	3,000	3,000
Charge-offs:
SBA	517	323	513	1,429
SBA 504	-	112	750	312
Commercial	1,038	798	1,523	1,047
Residential mortgage	115	33	215	91
Consumer	2	11	2	11
Total charge-offs	1,672	1,277	3,003	2,890
Recoveries:
SBA	53	56	94	89
SBA 504	-	-	-	5
Commercial	10	79	13	132
Residential mortgage	-	-	-	-
Consumer	-	-	-	3
Total recoveries	63	135	107	229
Total net charge-offs	$1,609	$1,142	$2,896	$2,661
Balance, end of period	$13,946	$10,665	$13,946	$10,665
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	1.89%	1.05%	0.86%	2.61%
SBA 504	-	0.61	2.21	0.82
Commercial	1.44	0.95	1.05	0.61
Residential mortgage	0.35	0.11	0.32	0.14
Consumer	0.01	0.07	0.01	0.03
Total loans	1.00	0.69	0.90	0.80
Allowance to total loans	2.19	1.60	2.19	1.60
Allowance to nonperforming loans	53.49	46.83	53.49	46.83

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments.  Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.  At June 30, 2010, a $65 thousand commitment reserve was reported on the balance sheet as an “other liability” compared to a $76 thousand commitment reserve at December 31, 2009.  Management determines this amount using estimates of future loan funding and losses related to those credit exposures.

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

Total deposits decreased $65.0 million to $693.2 million at June 30, 2010, from $758.2 million at December 31, 2009 . The decrease in deposits was the result of a $76.1 million decrease in time deposits and a $1.7 million decrease in interest-bearing demand deposits, partially offset by increases of $7.8 million and $5.0 million in demand deposits and savings deposits, respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.  In addition, the Company’s new sales initiatives and efforts by branch personnel and administration to bring in deposit relationships resulted in increased noninterest-bearing demand deposits during the year.

The mix of deposits shifted during the quarter as the concentration of time deposits fell from 38.5 percent of total deposits at December 31, 2009 to 31.1 percent of total deposits at June 30, 2010, in turn causing the concentration of all other deposits to increase.

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

Borrowed funds and subordinated debentures totaled $103.1 million at June 30, 2010 and $100.5 million at December 31, 2009, broken down in the following table:

(In thousands)	June 30, 2010	December 31, 2009
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
SBA loan sales	2,672	-
Subordinated debentures	15,465	15,465

Borrowed funds at June 30, 2010 include $2.7 million for SBA 7(a) loan sales that occurred during the second quarter of 2010.  According to FASB ASC Topic 860, “Transfers and Servicing,” as discussed in Note 8 above, the sales credit and gains on the sale of SBA 7(a) loans must be deferred for a 90-day period after the sale and the transaction is reported as a secured borrowing.  At June 30, 2010, the Company had $84.7 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

   The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2010, is a decline of 0.22 percent in a rising-rate environment and a decline of 1.59 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2010 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2009, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.90 percent in a rising-rate environment and a decline of 0.89 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2010, the balance of cash and cash equivalents was $55.5 million, a decrease of $18.1 million from December 31, 2009.

Net cash provided by operating activities totaled $5.9 million and $4.5 million for the six months ended June 30, 2010 and 2009, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of loans held for sale, partially offset by originations of SBA and mortgage loans held for sale and deferred taxes.

Net cash provided by investing activities amounted to $38.7 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.  The cash provided by investing activities was primarily a result of sales, maturities and paydowns on securities, loan paydowns and proceeds from the sale of other real estate owned, partially offset by the purchase of securities available for sale and additional bank owned life insurance.

Net cash used in financing activities amounted to $62.8 million for the six months ended June 30, 2010, while financing activities provided $14.2 million in net cash during the six months ended June 30, 2009. The cash used in financing activities was primarily due to the decline in the Company’s deposit base and dividends paid on preferred stock, partially offset by an increase in the Company’s borrowings.

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

At June 30, 2010, the Parent Company had $4.6 million in cash and $92 thousand in marketable securities valued at fair value compared to $5.1 million in cash and $90 thousand in marketable securities at December 31, 2009.  The decrease in cash at the Parent Company was primarily due to the payment of cash dividends on preferred stock.

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

Total FHLB borrowings amounted to $70.0 million and third party repurchase agreements totaled $15.0 million as of June 30, 2010.  At June 30, 2010, $84.7 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $121.5 million and $22.1 million, respectively, at June 30, 2010.

As of June 30, 2010, deposits included $23.9 million of Government deposits, as compared to $29.2 million at year-end 2009. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $19.4 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $64.7 million to its borrowers as of June 30, 2010, compared to $76.2 million at December 31, 2009.  At June 30, 2010, $14.9 million of these commitments expire after one year, compared to $32.7 million at December 31, 2009.  At June 30, 2010, the Company had $3.4 million in standby letters of credit compared to $6.4 million at December 31, 2009, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, at June 30, 2010 and December 31, 2009, approximately 5 percent of these commitments were for SBA loans, which may be sold in the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Leverage ratio	$82,933	9.43%	≥ $ 35,188	4.00%	≥ $ 43,985	N/A
Tier I risk-based capital ratio	82,933	12.39	26,777	4.00	40,165	N/A
Total risk-based capital ratio	91,370	13.65	53,554	8.00	66,942	N/A
As of December 31, 2009
Leverage ratio	$81,824	8.83%	≥ $ 37,058	4.00%	≥ $ 46,323	N/A
Tier I risk-based capital ratio	81,824	11.75	27,852	4.00	41,778	N/A
Total risk-based capital ratio	90,592	13.01	55,704	8.00	69,630	N/A

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Leverage ratio	$69,933	7.96%	≥ $ 35,151	4.00%	≥ $ 43,939	5.00%
Tier I risk-based capital ratio	69,933	10.46	26,741	4.00	40,112	6.00
Total risk-based capital ratio	86,859	12.99	53,482	8.00	66,853	10.00
As of December 31, 2009
Leverage ratio	$68,299	7.38%	≥ $ 37,020	4.00%	≥ $ 46,275	5.00%
Tier I risk-based capital ratio	68,299	9.82	27,815	4.00	41,722	6.00
Total risk-based capital ratio	85,555	12.30	55,630	8.00	69,537	10.00

Shareholders’ Equity

    Shareholders’ equity increased $1.8 million to $69.6 million at June 30, 2010 compared to $67.9 million at December 31, 2009, due to net income of $1.4 million, $666 thousand in net unrealized gains on the available for sale securities portfolio, $50 thousand in net unrealized gains on cash flow hedge derivatives, and $138 thousand from the issuance of common stock under employee benefit plans, partially offset by $515 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  In accordance with its revised dividend policy announced during the third quarter of 2009, the Company did not declare any dividends during the three and six month periods ended June 30, 2010.  The revised dividend policy establishes a targeted dividend payout ratio of 20 percent of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The dividend is to be paid once annually.  No dividends were paid in 2009 due to the Company’s net loss.

    The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three and six month periods ended June 30, 2010.  As of June 30, 2010, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when it is reinstated.

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

    At June 30, 2010 and December 31, 2009, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	June 30, 2010	December 31, 2009
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate (three-month LIBOR)	0.28%	0.90%
Weighted average maturity in years	1.41	1.90
Unrealized loss relating to interest rate swaps	$(694)	$(777)

These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.

At June 30, 2010, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.T.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

    Information regarding this item as of June 30, 2010 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2009.

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

UNITY BANCORP, INC.

Dated: August 10, 2010	/s/ Alan J. Bedner, Jr.
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