Form 10-Q
period 2010-09-30
UNITY BANCORP INC /NJ/
filed 2010-11-09
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2010 common stock, no par value: 7,206,748 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009
ASSETS
Cash and due from banks	$16,928	$23,517	$17,035
Federal funds sold and interest-bearing deposits	30,379	50,118	48,853
Cash and cash equivalents	47,307	73,635	65,888
Securities:
Available for sale	111,777	140,770	140,906
Held to maturity (fair value of $23,745, $28,406 and $30,396, respectively)	23,043	28,252	30,595
Total securities	134,820	169,022	171,501
Loans:
SBA held for sale	19,021	21,406	21,364
SBA held to maturity	72,197	77,844	79,342
SBA 504	65,075	70,683	71,432
Commercial	284,875	293,739	298,019
Residential mortgage	131,479	133,059	124,313
Consumer	56,869	60,285	62,050
Total loans	629,516	657,016	656,520
Less: Allowance for loan losses	14,163	13,842	12,445
Net loans	615,353	643,174	644,075
Premises and equipment, net	11,137	11,773	11,911
Deferred tax assets	7,168	7,308	7,256
Bank owned life insurance	8,732	6,002	5,946
Prepaid FDIC insurance	3,545	4,739	-
Federal Home Loan Bank stock	4,656	4,677	4,677
Accrued interest receivable	3,750	4,225	4,230
Other real estate owned	5,773	1,530	2,774
Goodwill and other intangibles	1,548	1,559	1,563
SBA servicing assets	614	897	977
Other assets	1,982	1,816	1,891
Total Assets	$846,385	$930,357	$922,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$87,837	$80,100	$83,534
Interest-bearing demand deposits	100,350	100,046	92,401
Savings deposits	292,372	286,334	263.758
Time deposits, under $100,000	124,851	183,377	209,050
Time deposits, $100,000 and over	64,748	108,382	101,922
Total deposits	670,158	758,239	750,665
Borrowed funds	86,044	85,000	85,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	618	710	797
Accrued expenses and other liabilities	3,370	3,078	3,377
Total Liabilities	775,655	862,492	855,304
Commitments and contingencies	-	-	-

Shareholders' equity:
Preferred stock, no par value, 500 shares authorized	18,894	18,533	18,418
Common stock, no par value, 12,500 shares authorized	55,798	55,454	55,351
Retained earnings (deficit)	(473)	(1,492)	(1,253)
Treasury stock at cost	(4,169)	(4,169)	(4,169)
Accumulated other comprehensive income (loss), net of tax	680	(461)	(962)
Total Shareholders' Equity	70,730	67,865	67,385
Total Liabilities and Shareholders' Equity	$846,385	$930,357	$922,689

Preferred shares	21	21	21
Issued common shares	7,632	7,569	7,544
Outstanding common shares	7,207	7,144	7,119

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$21	$32	$76	$78
Federal Home Loan Bank stock	65	101	148	219
Securities:
Available for sale	1,071	1,482	3,405	4,670
Held to maturity	270	389	858	1,167
Total securities	1,341	1,871	4,263	5,837
Loans:
SBA	1,225	1,498	3,977	4,668
SBA 504	1,093	1,147	3,270	3,663
Commercial	4,454	4,973	13,546	15,040
Residential mortgage	1,808	1,772	5,729	5,419
Consumer	719	791	2,174	2,383
Total loans	9,299	10,181	28,696	31,173
Total interest income	10,726	12,185	33,183	37,307
INTEREST EXPENSE
Interest-bearing demand deposits	148	264	593	801
Savings deposits	639	1,032	2,268	2,588
Time deposits	1,450	2,950	4,952	10,084
Borrowed funds and subordinated debentures	1,077	1,081	3,232	3,344
Total interest expense	3,314	5,327	11,045	16,817
Net interest income	7,412	6,858	22,138	20,490
Provision for loan losses	1,500	3,000	4,500	6,000
Net interest income after provision for loan losses	5,912	3,858	17,638	14,490
NONINTEREST INCOME
Branch fee income	359	373	1,051	1,038
Service and loan fee income	251	398	705	946
Gain on sale of SBA loans held for sale, net	269	-	416	29
Gain on sale of mortgage loans	247	71	504	184
Bank owned life insurance	79	56	230	166
Total other-than-temporary impairment charges on securities	-	-	-	(2,555)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	806
Net other-than-temporary impairment charges recognized in earnings	-	-	-	(1,749)
Net security gains	35	158	42	675
Other income	220	106	592	316
Total noninterest income	1,460	1,162	3,540	1,605
NONINTEREST EXPENSE
Compensation and benefits	2,960	2,909	8,781	8,386
Occupancy	624	595	1,910	1,929
Processing and communications	529	531	1,609	1,554
Furniture and equipment	440	414	1,311	1,381
Professional services	229	274	657	780
Loan collection costs	272	315	698	694
OREO expenses	482	176	669	193
Deposit insurance	333	351	983	1,361
Advertising	130	147	478	373
Other expenses	405	398	1,288	1,218
Total noninterest expense	6,404	6,110	18,384	17,869
Income (loss) before provision (benefit) for income taxes	968	(1,090)	2,794	(1,774)
Provision (benefit) for income taxes	242	(343)	639	(559)
Net income (loss)	726	(747)	2,155	(1,215)
Preferred stock dividends and discount accretion	385	372	1,136	1,123
Income available (loss attributable) to common shareholders	$341	$(1,119)	$1,019	$(2,338)

Net income (loss) per common share - Basic	$0.05	$(0.16)	$0.14	$(0.33)
- Diluted	0.05	(0.16)	0.14	(0.33)
Weighted average common shares outstanding - Basic	7,176	7,119	7,161	7,119
- Diluted	7,467	7,119	7,417	7,119

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2010 and 2009

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Loss	Equity
Balance, December 31, 2008	$18,064	7,119	$55,179	$1,085	$(4,169)	$(2,356)	$67,803
Comprehensive income:
Net loss				(1,215)			(1,215)
Net noncredit unrealized losses on held to maturity debt securities						(532)	(532)
Net unrealized gains on securities						1,841	1,841
Net unrealized gains on cash flow hedge derivatives						85	85
Total comprehensive income							179
Accretion of discount on preferred stock	354			(354)			-
Dividends on preferred stock (5% annually)				(769)			(769)
Common stock issued and related tax effects (a)			172				172
Balance, September 30, 2009	$18,418	7,119	$55,351	$(1,253)	$(4,169)	$(962)	$67,385

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
Balance, December 31, 2009	$18,533	7,144	$55,454	$(1,492)	$(4,169)	$(461)	$67,865
Comprehensive income:
Net income				2,155			2,155
Net unrealized gains on securities						1,049	1,049
Net unrealized gains on cash flow hedge derivatives						92	92
Total comprehensive income							3,296
Accretion of discount on preferred stock	361			(361)			-
Dividends on preferred stock (5% annually)				(775)			(775)
Common stock issued and related tax effects (a)		63	344				344
Balance, September 30, 2010	$18,894	7,207	$55,798	$(473)	$(4,169)	$680	$70,730

(a) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$2,155	$(1,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,500	6,000
Net amortization of purchase premiums and discounts on securities	644	327
Depreciation and amortization	941	1,115
Deferred income tax benefit	(630)	(2,091)
Other-than-temporary impairment charges on securities	-	1,749
Net security gains	(42)	(675)
Stock compensation expense	219	223
Loss on sale of other real estate owned	(368)	(157)
Gain on sale of SBA loans held for sale, net	(416)	(29)
Gain on sale of mortgage loans	(504)	(184)
Origination of mortgage loans held for sale	(26,182)	(15,700)
Origination of SBA loans held for sale	(2,679)	(1,910)
Proceeds from the sale of mortgage loans held for sale, net	26,686	15,884
Proceeds from the sale of SBA loans held for sale, net	4,250	867
Loss on the sale of premises and equipment	(9)	-
Net change in other assets and liabilities	1,899	1,953
Net cash provided by operating activities	10,464	6,157
INVESTING ACTIVITIES:
Purchases of securities held to maturity	(2,330)	(4,036)
Purchases of securities available for sale	(27,704)	(87,708)
Purchases of Federal Home Loan Bank stock, at cost	-	(8,469)
Maturities and principal payments on securities held to maturity	5,517	4,096
Maturities and principal payments on securities available for sale	46,475	39,665
Proceeds from sale of securities held to maturity	1,893	-
Proceeds from sale of securities available for sale	11,507	26,048
Proceeds from redemption of Federal Home Loan Bank stock	21	8,649
Proceeds from the sale of other real estate owned	3,034	1,335
Net decrease in loans	15,202	23,245
Purchase of bank owned life insurance	(2,500)	-
Proceeds from the sale of premises and equipment	53	-
Purchases of premises and equipment	(283)	(305)
Net cash provided by investing activities	50,885	2,520
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(88,081)	43,548
Proceeds from new borrowings	1,044	22,000
Repayments of borrowings	-	(42,000)
Proceeds from the exercise of stock options, including related tax benefits	134	(51)
Cash dividends paid on preferred stock	(774)	(717)
Net cash (used in) provided by financing activities	(87,677)	22,780
(Decrease) increase in cash and cash equivalents	(26,328)	31,457
Cash and cash equivalents, beginning of period	73,635	34,431
Cash and cash equivalents, end of period	$47,307	$65,888
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$11,137	$16,825
Income taxes paid	1,204	1,035
Noncash investing activities:
Transfer of AFS SBA loans to HTM SBA loans	1,230	1,890
Transfer of loans to other real estate owned	6,909	3,242

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2010

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2010, 1,520,529 shares have been reserved for issuance upon the exercise of options, 781,019 option grants are outstanding, and 713,250 option grants have been exercised, forfeited or expired, leaving 26,260 shares available for grant.

No options were granted during the three or nine months ended September 30, 2010 or 2009.

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $52 thousand and $43 thousand for the three months ended September 30, 2010 and 2009, respectively.  The related income tax benefit was approximately $34 thousand and $18 thousand for the three months ended September 30, 2010 and 2009, respectively.  Compensation expense related to stock options totaled $135 thousand and $115 thousand for the nine months ended September 30, 2010 and 2009, respectively.  The related income tax benefit was approximately $67 thousand and $54 thousand for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $148 thousand.  That cost is expected to be recognized over a weighted average period of 1.6 years.

Transactions under the Company’s stock option plans for the nine months ended September 30, 2010 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	886,286	$5.73	4.6	$293,911
Options granted	-	-
Options exercised	(76,671)	2.74
Options forfeited	(5,524)	4.44
Options expired	(23,072)	10.47
Outstanding at September 30, 2010	781,019	$5.90	4.1	$657,401
Exercisable at September 30, 2010	631,875	$6.21	3.1	$501,291

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	335,100	3.8	$3.44	230,853	$3.24
4.01 - 8.00	249,839	4.4	5.72	204,942	5.63
8.01 - 12.00	130,618	3.4	9.19	130,618	9.19
12.01 - 16.00	65,462	6.2	12.55	65,462	12.55
Total	781,019	4.1	$5.90	631,875	$6.21

The following table presents information about options exercised during the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Number of options exercised	50,929	-	76,671	-
Total intrinsic value of options exercised	$115,156	$-	$130,972	$-
Cash received from options exercised	47,048	-	78,743	-
Tax deduction realized from options exercised	45,977	-	52,276	-

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2010, 121,551 shares of restricted stock were reserved for issuance, of which 12,335 shares are available for grant.

There were 13,200 shares of restricted stock granted during the third quarter of 2010 with a average grant date fair value of $5.30.

Compensation expense related to the restricted stock awards totaled $27 thousand and $46 thousand for the three months ended September 30, 2010 and 2009, respectively.  Compensation expense related to the restricted stock awards totaled $84 thousand and $108 thousand for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, there was approximately $196 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2010:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2009	54,281	$7.25
Granted	13,200	5.30
Vested	(15,012)	11.23
Forfeited	(2,427)	6.18
Nonvested restricted stock at September 30, 2010	50,042	$5.60

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of September 30, 2010, all of the Company's derivative instruments qualified as hedging instruments.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss)	$726	$(747)	$2,155	$(1,215)
Less: Preferred stock dividends and discount accretion	385	372	1,136	1,123
Income available (loss attributable) to common shareholders	$341	$(1,119)	$1,019	$(2,338)
Weighted average common shares outstanding - Basic	7,176	7,119	7,161	7,119
Plus: Potential dilutive common stock equivalents	291	-	256	-
Weighted average common shares outstanding - Diluted	7,467	7,119	7,417	7,119
Net income (loss) per common share -
Basic	$0.05	$(0.16)	$0.14	$(0.33)
Diluted	0.05	(0.16)	0.14	(0.33)
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	432	1,385	609	1,405

The number of anti-dilutive stock options and common stock warrants for the three and nine months ended September 30, 2010 and 2009 include the issuance of common stock warrants to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.

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

The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2010 and 2009.  The Company does not have an accrual for uncertain tax positions as of September 30, 2010 or December 31, 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2007 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

Changes in Other Comprehensive Income (Loss) for the nine months ended September 30, 2010 and 2009:

(In thousands)	Pre-tax	Tax	After-tax
Net noncredit unrealized losses on held to maturity debt securities with other-than-temporary impairment:
Balance at December 31, 2008			$-
Noncredit unrealized holding loss on securities arising during the period	(806)	(274)	(532)
Balance at September 30, 2009			$(532)

Net unrealized gains (losses) on securities:
Balance at December 31, 2008			$(1,728)
Unrealized holding gain on securities arising during the period	$2,956	$666	2,290
Less: Reclassification adjustment for gains included in net income	675	226	449
Net unrealized gain on securities arising during the period	2,281	440	1,841
Balance at September 30, 2009			113

Balance at December 31, 2009			5
Unrealized holding gain on securities arising during the period	1,798	721	1,077
Less: Reclassification adjustment for gains included in net income	42	14	28
Net unrealized gain on securities arising during the period	1,756	707	1,049
Balance at September 30, 2010			$1,054

Net unrealized gains (losses) on cash flow hedges:
Balance at December 31, 2008			$(628)
Unrealized holding gain on cash flow hedges arising during the period	$137	$52	85
Balance at September 30, 2009			(543)

Balance at December 31, 2009			(466)
Unrealized holding gain on cash flow hedges arising during the period	153	61	92
Balance at September 30, 2010			(374)

Total Accumulated Other Comprehensive Income at September 30, 2010			$680

Changes in Other Comprehensive Income (Loss) for the three months ended September 30, 2010 and 2009:

(In thousands)	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance at June 30, 2009			(1,156)
Unrealized holding gain on securities arising during the period	2,205	831	1,374
Less: Reclassification adjustment for gains included in net income	158	53	105
Net unrealized gain on securities arising during the period	2,047	778	1,269
Balance at September 30, 2009			113

Balance at June 30, 2010			671
Unrealized holding gain on securities arising during the period	672	266	406
Less: Reclassification adjustment for gains included in net income	34	11	23
Net unrealized gain on securities arising during the period	638	255	383
Balance at September 30, 2010			1,054

Net unrealized gains (losses) on cash flow hedges:
Balance at June 30, 2009			(513)
Unrealized holding loss on cash flow hedges arising during the period	(48)	(18)	(30)
Balance at September 30, 2009			(543)

Balance at June 30, 2010			(416)
Unrealized holding gain on cash flow hedges arising during the period	70	28	42
Balance at September 30, 2010			(374)

Total Accumulated Other Comprehensive Income at September 30, 2010			680

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

As of September 30, 2010, the fair value of the Company's AFS securities portfolio was $111.8 million.  Approximately 81 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $90.7 million at September 30, 2010.  Approximately $78.2 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at September 30, 2010.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

SBA Servicing Assets
SBA servicing assets do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of SBA servicing assets using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.  The fair value of SBA servicing assets as of September 30, 2010 was determined using a discount rate of 15 percent, conditional prepayment rates of 15 to 18, and interest strip multiples ranging from 2.08 to 3.80, depending on each individual credit.  Due to the nature of the valuation inputs, SBA servicing assets are classified as Level 3 assets.

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

There were no changes in the inputs or methodologies used to determine fair value during the periods ended September 30, 2010 as compared to the periods ended December 31, 2009 and September 30, 2009.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$13,557	$-	$13,557
State and political subdivisions	-	3,036	-	3,036
Residential mortgage-backed securities	-	90,741	-	90,741
Commercial mortgage-backed securities	-	2,297	-	2,297
Trust preferred securities	-	561	-	561
Other equities	-	1,585	-	1,585
Total securities available for sale	-	111,777	-	111,777
SBA servicing assets	-	-	614	614
Financial Liabilities:
Interest rate swap agreements	-	623	-	623

	As of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$500	$15,507	$-	$16,007
State and political subdivisions	-	2,942	-	2,942
Residential mortgage-backed securities	8,756	107,469	-	116,225
Commercial mortgage-backed securities	-	4,627	-	4,627
Trust preferred securities	-	390	-	390
Other equities	-	579	-	579
Total securities available for sale	9,256	131,514	-	140,770
SBA servicing assets	-	-	897	897
Financial Liabilities:
Interest rate swap agreements	-	777	-	777

The changes in Level 1 assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized as follows:

As of September 30, 2010
(In thousands)	Securities Available for Sale
Beginning balance December 31, 2009	$9,256
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers in and/or out of Level 1 (a)	(8,756)
Ending balance September 30, 2010	$-

(a) Transferred from Level 1 to Level 2 because of lack of observable market data due to decreased market activity for these securities.  The transferred available for sale securities consisted entirely of residential mortgage-backed securities.

The changes in Level 2 assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are summarized as follows:

	As of September 30, 2010
(In thousands)	Securities Available for Sale	Interest Rate Swap Agreements
Beginning balance December 31, 2009	$131,514	$777
Total net gains (losses) included in:
Net income	128	-
Other comprehensive income	1,756	(154)
Purchases, sales, issuances and settlements, net	(30,377)	-
Transfers in and/or out of Level 2 (a)	8,756	-
Ending balance September 30, 2010	$111,777	$623

(a) Transferred from Level 1 to Level 2 because of lack of observable market data due to decreased market activity for these securities. The transferred available for sale securities consisted entirely of residential mortgage-backed securities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009 are summarized as follows:

As of September 30, 2010
(In thousands)	SBA Servicing Assets
Beginning balance December 31, 2009	$897
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(283)
Transfers in and/or out of Level 3	-
Ending balance September 30, 2010	$614

As of September 30, 2009
(In thousands)	SBA Servicing Assets
Beginning balance December 31, 2008	$1,503
Total net gains (losses) included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(526)
Transfers in and/or out of Level 3	-
Ending balance September 30, 2009	$977

There were no gains or losses (realized or unrealized) included in earnings for assets and liabilities held at September 30, 2010 or 2009.

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

Impaired Collateral-Dependent Loans
The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  During the nine months ended September 30, 2010, the valuation allowance for impaired loans decreased $127 thousand from $2.5 million at December 31, 2009 to $2.3 million at September 30, 2010.  During the twelve months ended December 31, 2009, the valuation allowance for impaired loans increased $1.5 million from $957 thousand at December 31, 2008 to $2.5 million at December 31, 2009.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during nine months ended September 30, 2010
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$5,773	$5,773	$-
Impaired collateral-dependent loans	-	-	24,998	24,998	127

	As of December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during twelve months ended December 31, 2009
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$1,530	$1,530	$(150)
Impaired collateral-dependent loans	-	-	21,713	21,713	(1,507)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2010 and December 31, 2009 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At September 30, 2010, the Bank had standby letters of credit outstanding of $3.5 million, as compared to $6.4 million at December 31, 2009.  The fair value of these commitments is nominal.

The table below presents the estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$47,307	$47,307	$73,635	$73,635
Securities available for sale	111,777	111,777	140,770	140,770
Securities held to maturity	23,043	23,745	28,252	28,406
Loans, net of allowance for loan losses	615,353	615,374	643,174	640,246
Federal Home Loan Bank stock	4,656	4,656	4,677	4,677
SBA servicing assets	614	614	897	897
Accrued interest receivable	3,750	3,750	4,225	4,225
Financial liabilities:
Deposits	670,158	657,834	758,239	739,909
Borrowed funds and subordinated debentures	101,509	115,408	100,465	113,227
Accrued interest payable	618	618	710	710
Interest rate swap agreements	623	623	777	777

Note 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2010 and December 31, 2009 :

	September 30, 2010				December 31, 2009

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US Government sponsored entities	$13,417	$140	$-	$13,557	$16,198	$20	$(211)	$16,007
State and political subdivisions	2,946	90	-	3,036	2,946	9	(13)	2,942
Residential mortgage-backed securities	88,773	2,306	(338)	90,741	115,397	1,849	(1,021)	116,225
Commercial mortgage-backed securities	2,306	-	(9)	2,297	4,651	-	(24)	4,627
Trust preferred securities	977	-	(416)	561	976	-	(586)	390
Other equities	1,610	1	(26)	1,585	610	-	(31)	579
Total securities available for sale	$110,029	$2,537	$(789)	$111,777	$140,778	$1,878	$(1,886)	$140,770
Held to maturity:
US Government sponsored entities	$2,000	$7	$-	$2,007	$2,000	$76	$-	$2,076
State and political subdivisions	862	15	-	877	3,156	4	(92)	3,068
Residential mortgage-backed securities	15,982	461	(283)	16,160	18,700	545	(527)	18,718
Commercial mortgage-backed securities	4,149	539	-	4,688	4,346	185	-	4,531
Trust preferred securities	50	-	(37)	13	50	-	(37)	13
Total securities held to maturity	$23,043	$1,022	$(320)	$23,745	$28,252	$810	$(656)	$28,406

The table below provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2010 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$3,398	1.54%	$7,123	2.88%	$3,036	3.73%	$13,557	2.84%
State and political subdivisions	-	-	-	-	1,187	3.83	1,849	3.91	3,036	3.91
Residential mortgage-backed securities	66	2.07	1,259	3.41	6,780	4.66	82,636	3.75	90,741	3.81
Commercial mortgage-backed securities	-	-	-	-	-	-	2,297	6.10	2,297	6.10
Trust preferred securities	-	-	-	-	-	-	561	1.06	561	1.06
Other equities	-	-	-	-	-	-	1,585	3.20	1,585	3.20
Total securities available for sale	$66	2.07%	$4,657	2.05%	$15,090	3.45%	$91,964	3.78%	$111,777	3.72%
Held to maturity at cost:
US Government sponsored entities	$2,000	4.94%	$-	-%	$-	-%	$-	-%	$2,000	4.94%
State and political subdivisions	-	-	-	-	-	-	862	4.34	862	4.34
Residential mortgage-backed securities	-	-	566	4.29	4,288	4.78	11,128	4.63	15,982	4.66
Commercial mortgage-backed securities	-	-	-	-	-	-	4,149	5.30	4,149	5.30
Trust preferred securities	-	-	-	-	-	-	50	-	50	-
Total securities held to maturity	$2,000	4.94%	$566	4.29%	$4,288	4.78%	$16,189	4.78%	$23,043	4.78%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	2	$-	$-	$75	$-	$75	$-
Residential mortgage-backed securities	13	6,816	(49)	3,801	(289)	10,617	(338)
Commercial mortgage-backed securities	2	306	(4)	1,991	(5)	2,297	(9)
Trust preferred securities	1	-	-	561	(416)	561	(416)
Other equities	3	-	-	584	(26)	584	(26)
Total temporarily impaired investments	21	$7,122	$(53)	$7,012	$(736)	$14,134	$(789)
Held to maturity:
Residential mortgage-backed securities	5	$1,143	$(5)	$3,244	$(278)	$4,387	$(283)
Trust preferred securities	2	-	-	13	(37)	13	(37)
Total temporarily impaired investments	7	$1,143	$(5)	$3,257	$(315)	$4,400	$(320)

	December 31, 2009
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	10	$12,807	$(210)	$96	$(1)	$12,903	$(211)
State and political subdivisions	7	1,820	(13)	-	-	1,820	(13)
Residential mortgage-backed securities	24	17,372	(207)	7,735	(814)	25,107	(1,021)
Commercial mortgage-backed securities	4	4,627	(24)	-	-	4,627	(24)
Trust preferred securities	1	-	-	390	(586)	390	(586)
Other equities	3	-	-	579	(31)	579	(31)
Total temporarily impaired investments	49	$36,626	$(454)	$8,800	$(1,432)	$45,426	$(1,886)
Held to maturity:
State and political subdivisions	6	$1,753	$(32)	$999	$(60)	$2,752	$(92)
Residential mortgage-backed securities	5	124	(10)	3,844	(517)	3,968	(527)
Trust preferred securities	2	5	(6)	26	(31)	31	(37)
Total temporarily impaired investments	13	$1,882	$(48)	$4,869	$(608)	$6,751	$(656)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. Government sponsored entities and state and political subdivision securities:  The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

Trust preferred securities: The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At September 30, 2010, this category consisted primarily of one single-issuer trust preferred security.  The company that issued the trust preferred security is considered a well-capitalized institution per regulatory standards and significantly strengthened its capital position.  In addition, the company has ample liquidity, bolstered its allowance for loan losses and is projected to be profitable for 2010. The contractual terms do not allow the security to be settled at a price less than the par value. Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired as of September 30, 2010.

Other equity securities: Included in this category is stock of other financial institutions.  The unrealized losses on other equity securities are caused by decreases in the market prices of the shares.  The Company has evaluated the prospects of the issuer and has forecasted a recovery period; therefore these investments are not considered other-than-temporarily impaired as of September 30, 2010.

Realized Gains and Losses and Other-than-temporary Impairment

The net realized gains and losses are included in noninterest income in the Consolidated Statements of Operations as net securities gains (losses).  For the three months ended September 30, 2010 and 2009, gross realized gains on sales of securities amounted to $35 thousand and $158 thousand, respectively, while there were no gross realized losses during those periods.  For the nine months ended September 30, 2010 and 2009, gross realized gains on sales of securities amounted to $282 thousand and $675 thousand, respectively, while gross realized losses amounted to $240 thousand and $0, respectively. The gross gains during the nine months ended September 30, 2010 are primarily attributed to the Company selling approximately $9.0 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $272 thousand on the sales, two called structured agency securities with resulting gains of $6 thousand, and one called municipal security with a resulting gain of $4 thousand.  These gains were partially offset by losses of $150 thousand on the sale of two mortgage-backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of approximately $2.0 million.  Although designated as held to maturity, these municipal securities were sold due to deterioration in the issuer's creditworthiness, as evidenced by downgrades in their credit ratings.  The gross gains of $675 thousand for the same period in 2009 are attributed to the Company selling approximately $25.2 million in book value of mortgage-backed securities. There were no realized losses during the nine months ended September 30, 2009.

Also included in noninterest income for the nine months ended September 30, 2009 are other-than-temporary-impairment charges of $1.7 million.  During the second quarter of 2009, the Company recognized $1.7 million of credit related other-than-temporary impairment losses on two held to maturity securities due to the deterioration in the underlying collateral. In estimating the present value of the expected cash flows on the two collateralized debt obligations which were other-than-temporarily impaired as of September 30, 2009, the following assumptions were made:

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

These two pooled trust preferred securities which had a cost basis of $3.0 million, had been previously written down $306 thousand in December of 2008 and again by $862 thousand in December 2009.  For the assumptions used in estimating the present value of the expected cash flows on these two securities as of December 31, 2008 and December 31, 2009, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  After the above charges, the two pooled trust preferred securities have a remaining book value of approximately $50 thousand as of September 30, 2010.

Gross realized gains (losses) on securities and other-than-temporary impairment charges for the three and nine months ended September 30, 2010 and 2009 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Available for sale:
Realized gains	$35	$158	$278	$675
Realized losses	-	-	(150)	-
Total securities available for sale	$35	$158	$128	$675

Held to maturity:
Realized gains	$-	$-	$4	$-
Realized losses	-	-	(90)	-
Other than temporary impairment charges	-	-	-	(1,749)
Total securities held to maturity	$-	$-	$(86)	$(1,749)
Net realized gains on sales of securities and other-than-temporary impairment charges	$35	$158	$42	$(1,074)

Pledged Securities

Securities with a carrying value of $67.5 million and $71.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $3.0 million and $2.9 million pledged to secure Government deposits at September 30, 2010 and December 31, 2009, respectively, per the requirements of the New Jersey Department of Banking and Insurance.

Note 8.  Allowance for Loan Losses and Unfunded Loan Commitments

The allowance for loan losses is based on estimates.  Ultimate losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become known, they are reflected in operations in the periods in which they become known.

An analysis of the change in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Balance, beginning of period	$13,946	$10,665	$13,842	$10,326
Provision charged to expense	1,500	3,000	4,500	6,000
Charge-offs	1,482	1,258	4,489	4,147
Recoveries	199	38	310	266
Net charge-offs	1,283	1,220	4,179	3,881
Balance, end of period	$14,163	$12,445	$14,163	$12,445

The Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  The commitment reserve was $69 thousand and $76 thousand at September 30, 2010 and December 31, 2009, respectively.

The following table provides detail on the Company's impaired loans as of September 30, 2010 and December 31, 2009:

(In thousands)	September 30, 2010	December 31, 2009
Nonperforming loans	$27,304	$25,496
Troubled debt restructurings	7,909	6,576
Total impaired loans	35,213	32,072

Year-to-date average impaired loans	$32,047	$26,775

Note 9.  New Accounting Pronouncements

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance (Accounting Standards Update No. 2010-6) provides amendments to ASC Topic 820 that require new disclosures as follows: 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).   The new authoritative guidance also clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  These new disclosures and clarifications of existing disclosures were effective for the Company’s financial statements beginning after December 15, 2009 (except for the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010) and did not have a significant impact on the Company's financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and did not have a significant impact on the Company's financial statements; however the guidance defers the gains of SBA 7(a) loans for a 90-day period after the sale of the loan.  Pre-tax gains of $92 thousand, or $0.01 per diluted share, for the three months ended September 30, 2010 were deferred to the fourth quarter as a result of this guidance.  Pre-tax gains of $269 thousand, or $0.02 per diluted share, for sales during the three months ended June 30, 2010 were recognized during the third quarter.

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

Earnings Summary

Over the past nine months, we have seen signs of economic recovery, albeit at a moderate rate.  Household spending has expanded but remains constrained by other factors, such as high unemployment, modest income growth, lower housing wealth, and tighter credit standards.  Consumer spending continues to be concentrated in necessities, as opposed to discretionary big-ticket items, while business spending patterns are tempered due to uncertainties in the economic and political environment.  Economists expect that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations are likely to warrant the continued low levels of the federal funds rate for an extended period.

There continues to be stress on the financial industry in terms of asset quality and loan demand.  Credit quality continues to remain a primary focus as delinquencies are inflated throughout the industry.  Commercial, industrial and consumer lending remains weak throughout the national banking industry.  Real estate lending, however, has increased.  Despite these economic conditions and the impact the recession has had on our borrowers, we are pleased to report improvements in our financial performance as noted below.

Our performance during the third quarter of 2010 included the following accomplishments when compared to the third quarter of 2009 :

•	Net income increased $1.5 million.
•	Net interest margin expanded due to reduced funding costs as higher-priced time deposits rolled off.
•	The provision for loan losses declined.
•	Noninterest income increased primarily due to increased gains on the sale of SBA and residential mortgage loans.
•	The Company remained well-capitalized.

Our performance during the nine months ended September 30, 2010 included the following accomplishments when compared to the same period in the prior year:

•	Net income increased $3.4 million.
•	Net interest margin widened due to reduced funding costs as higher-priced time deposits rolled off.
•	The provision for loan losses declined.
•	Noninterest income increased primarily due to OTTI charges recorded during the nine months ended September 30, 2009, compared to no OTTI charges recorded in 2010.
•	The Company remained well-capitalized.

For the three months ended September 30, 2010 and 2009, the Company reported income available to common shareholders of $341 thousand and a loss attributable to common shareholders of $1.1 million, respectively.  For the nine months ended September 30, 2010 and 2009, the Company reported income available to common shareholders of $1.0 million and a loss attributable to common shareholders of $2.3 million, respectively. Performance ratios included:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) per common share - Basic (1)	$0.05	$(0.16)	$0.14	$(0.33)
Net income (loss) per common share - Diluted (1)	$0.05	$(0.16)	$0.14	$(0.33)
Return (loss) on average assets	0.34%	(0.33)%	0.33%	(0.18)%
Return (loss) on average equity (2)	2.66%	(9.14)%	2.72%	(6.38)%
Efficiency ratio	72.47%	77.72%	71.72%	77.12%

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

Tax-equivalent interest income was $10.7 million for the three months ended September 30, 2010, a decrease of $1.5 million or 12.0 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets and a decrease in the average volume of earning assets:

•
Of the $1.5 million decrease in interest income on a tax-equivalent basis, $736 thousand was attributed to reduced yields on average interest-earning assets and $735 thousand was attributable to the decrease in volume of average interest-earning assets.

•
The average volume of interest-earning assets decreased $55.6 million to $806.5 million for the third quarter of 2010 compared to $862.1 million for the same period in 2009. This was due primarily to a $28.9 million decrease in average loans and a $24.8 million decrease in average investment securities.

•
The yield on interest-earning assets decreased 34 basis points to 5.30 percent for the third quarter of 2010 when compared to the third quarter of 2009, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There was a slight increase in the yield on SBA 504 loans.

Total interest expense was $3.3 million for the three months ended September 30, 2010, a decrease of $2.0 million or 37.8 percent compared to the same period in 2009.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $2.0 million decrease in interest expense, $1.3 million was attributed to a decrease in the rates paid on interest-bearing liabilities and $708 thousand was due to the decrease in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $692.0 million for the third quarter of 2010, a decrease of $59.7 million or 7.9 percent, compared to the third quarter of 2009.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, partially offset by increases in all other deposit categories and borrowed funds.

•
The average cost of interest-bearing liabilities decreased 91 basis points to 1.89 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 108 basis points to 1.51 percent for the third quarter of 2010 and the cost of borrowed funds and subordinated debentures decreased 13 basis points to 4.08 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the quarter ended September 30, 2010, tax-equivalent net interest income amounted to $7.4 million, an increase of $542 thousand or 7.9 percent, compared to the same period in 2009.  Net interest margin increased 49 basis points to 3.66 percent for the quarter ended September 30, 2010, compared to 3.17 percent for the same period in 2009.  The net interest spread was 3.41 percent for the third quarter of 2010, a 57 basis point increase from 2.84 percent for the same period in 2009.

Tax-equivalent interest income was $33.3 million for the nine months ended September 30, 2010, a decrease of $4.2 million or 11.1 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets and a decrease in the average volume of earning assets:

•
Of the $4.2 million decrease in interest income on a tax-equivalent basis, $2.3 million was attributed to reduced yields on average interest-earning assets and $1.9 million was attributable to the decrease in volume of average interest-earning assets.

•
The average volume of interest-earning assets decreased $30.5 million to $829.7 million for the nine months ended September 30, 2010, compared to $860.3 million for the same period in 2009. This was due primarily to a $25.8 million decrease in average loans and a $20.0 million decrease in average investment securities, partially offset by a $15.8 million increase in federal funds sold and interest-bearing deposits.

•
The yield on interest-earning assets decreased 46 basis points to 5.35 percent for the nine months ended September 30, 2010 when compared to the same period in 2009, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.

Total interest expense was $11.0 million for the nine months ended September 30, 2010, a decrease of $5.8 million or 34.3 percent compared to the same period in 2009.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $5.8 million decrease in interest expense, $3.3 million was attributed to a decrease in the rates paid on interest-bearing liabilities and $2.4 million was due to a lower volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $719.3 million for the nine months ended September 30, 2010 , a decrease of $33.0 million or 4.4 percent, compared to the same period in 2009.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and borrowed funds, partially offset by increases in all other deposit categories.

•
The average cost of interest-bearing liabilities decreased 94 basis points to 2.04 percent, primarily due to the repricing of deposits in a lower interest rate environment.  This was partially offset by an increase in the cost of borrowings due to the use of low cost overnight lines of credit and a low rate repurchase agreement during the nine months ended 2009 and not in 2010.  The cost of interest-bearing deposits decreased 114 basis points to 1.69 percent for the nine months ended September 30, 2010 and the cost of borrowed funds and subordinated debentures increased 39 basis points to 4.18 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits.

During the nine months ended September 30, 2010, tax-equivalent net interest income amounted to $22.2 million, an increase of $1.6 million or 7.9 percent, compared to the same period in 2009.  Net interest margin increased 38 basis points to 3.58 percent for the nine months ended September 30, 2010, compared to 3.20 percent for the same period in 2009.  The net interest spread was 3.31 percent for the nine months ended September 30, 2010, a 48 basis point increase from 2.83 percent for the same period in 2009.

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)

	For the three months ended September 30,
	2010			2009
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$30,939	$21	0.27%	$32,940	$32	0.39%
Federal Home Loan Bank stock	4,656	65	5.54	4,677	101	8.57
Securities:
Available for sale	115,876	1,085	3.75	131,360	1,495	4.55
Held to maturity	22,148	275	4.97	31,418	407	5.18
Total securities (A)	138,024	1,360	3.94	162,778	1,902	4.67
Loans, net of unearned discount:
SBA	94,723	1,225	5.17	102,691	1,498	5.83
SBA 504	65,506	1,093	6.62	71,764	1,147	6.34
Commercial	283,267	4,454	6.24	301,010	4,973	6.55
Residential mortgage	132,031	1,808	5.48	123,786	1,772	5.73
Consumer	57,315	719	4.98	62,459	791	5.02
Total loans (A),(B)	632,842	9,299	5.85	661,710	10,181	6.12
Total interest-earning assets	806,461	$10,745	5.30%	862,105	$12,216	5.64%
Noninterest-earning assets:
Cash and due from banks	20,469			18,502
Allowance for loan losses	(14,725)			(11,478)
Other assets	41,374			34,355
Total noninterest-earning assets	47,118			41,379
Total Assets	$853,579			$903,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$95,348	$148	0.62%	$88,284	$264	1.19%
Savings deposits	290,017	639	0.87	239,427	1,032	1.71
Time deposits	203,346	1,450	2.83	323,484	2,950	3.62
Total interest-bearing deposits	588,711	2,237	1.51	651,195	4,246	2.59
Borrowed funds and subordinated debentures	103,296	1,077	4.08	100,465	1,081	4.21
Total interest-bearing liabilities	692,007	3,314	1.89	751,660	5,327	2.80
Noninterest-bearing liabilities:
Demand deposits	87,644			79,965
Other liabilities	4,115			4,945
Total noninterest-bearing liabilities	91,759			84,910
Shareholders’ equity	69,813			66,914
Total Liabilities and Shareholders’ Equity	$853,579			$903,484
Net interest spread		7,431	3.41%		6,889	2.84%
Tax-equivalent basis adjustment		(19)			(31)
Net interest income		$7,412			$6,858
Net interest margin			3.66%			3.17%

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

Unity Bancorp, Inc.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Unaudited)

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)

	For the nine months ended September 30,
	2010			2009
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$35,037	$76	0.29%	$19,222	$78	0.54%
Federal Home Loan Bank stock	4,663	148	4.24	5,190	219	5.64
Securities:
Available for sale	122,445	3,446	3.75	133,446	4,709	4.71
Held to maturity	24,238	885	4.87	33,277	1,222	4.90
Total securities (A)	146,683	4,331	3.94	166,723	5,931	4.74
Loans, net of unearned discount:
SBA	97,013	3,977	5.47	103,321	4,668	6.02
SBA 504	67,405	3,270	6.49	74,266	3,663	6.59
Commercial	286,978	13,546	6.31	303,234	15,040	6.63
Residential mortgage	133,331	5,729	5.73	125,667	5,419	5.75
Consumer	58,595	2,174	4.96	62,630	2,383	5.09
Total loans (A),(B)	643,322	28,696	5.96	669,118	31,173	6.22
Total interest-earning assets	829,705	$33,251	5.35%	860,253	$37,401	5.81%
Noninterest-earning assets:
Cash and due from banks	21,458			18,838
Allowance for loan losses	(14,662)			(11,173)
Other assets	41,521			33,409
Total noninterest-earning assets	48,317			41,074
Total Assets	$878,022			$901,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$99,323	$593	0.80%	$86,232	$801	1.24%
Savings deposits	290,606	2,268	1.04	192,559	2,588	1.80
Time deposits	227,438	4,952	2.91	357,073	10,084	3.78
Total interest-bearing deposits	617,367	7,813	1.69	635,864	13,473	2.83
Borrowed funds and subordinated debentures	101,911	3,232	4.18	116,427	3,344	3.79
Total interest-bearing liabilities	719,278	11,045	2.04	752,291	16,817	2.98
Noninterest-bearing liabilities:
Demand deposits	85,876			77,730
Other liabilities	4,166			4,297
Total noninterest-bearing liabilities	90,042			82,027
Shareholders’ equity	68,702			67,009
Total Liabilities and Shareholders’ Equity	$878,022			$901,327
Net interest spread		22,206	3.31%		20,584	2.83%
Tax-equivalent basis adjustment		(68)			(94)
Net interest income		$22,138			$20,490
Net interest margin			3.58%			3.20%

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

	Three months ended September 30, 2010 versus September 30, 2009			Nine months ended September 30, 2010 versus September 30, 2009
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$(2)	$(9)	$(11)	$45	$(47)	$(2)
Federal Home Loan Bank stock	-	(36)	(36)	(21)	(50)	(71)
Investment securities	(280)	(262)	(542)	(694)	(906)	(1,600)
Net loans	(453)	(429)	(882)	(1,221)	(1,256)	(2,477)
Total interest income	$(735)	$(736)	$(1,471)	$(1,891)	$(2,259)	$(4,150)
Interest Expense:
Interest-bearing demand deposits	$20	$(136)	$(116)	$108	$(316)	$(208)
Savings deposits	187	(580)	(393)	1,022	(1,342)	(320)
Time deposits	(945)	(555)	(1,500)	(3,141)	(1,991)	(5,132)
Total deposits	(738)	(1,271)	(2,009)	(2,011)	(3,649)	(5,660)
Borrowed funds and subordinated debentures	30	(34)	(4)	(438)	326	(112)
Total interest expense	(708)	(1,305)	(2,013)	(2,449)	(3,323)	(5,772)
Net interest income – fully tax-equivalent	$(27)	$569	542	$558	$1,064	1,622
Decrease in tax-equivalent adjustment			12			26
Net interest income			$554			$1,648

Provision for Loan Losses

The provision for loan losses totaled $1.5 million for the three months ended September 30, 2010, compared to $3.0 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the provision for loan losses totaled $4.5 million, compared to $6.0 million for the same period in 2009.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.5 million for the three months ended September 30, 2010, an increase of $298 thousand compared with the same period in 2009.  The increase is primarily due to higher gains on the sale of SBA and residential mortgage loans.

Noninterest income was $3.5 million for the nine months ended September 30, 2010, an increase of $1.9 million compared with the same period in 2009.  The increase is primarily due to other-than-temporary impairment ("OTTI") charges recorded during the nine months ended September 30, 2009, compared to no OTTI charges during the same period in 2010.  Excluding OTTI, noninterest income would have increased $186 thousand.

The following table shows the components of noninterest income for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Branch fee income	$359	$373	$1,051	$1,038
Service and loan fee income	251	398	705	946
Gain on sale of SBA loans held for sale, net	269	-	416	29
Gain on sale of mortgage loans	247	71	504	184
Bank owned life insurance	79	56	230	166
Net other-than-temporary impairment charges on securities	-	-	-	(1,749)
Net security gains	35	158	42	675
Other income	220	106	592	316
Total noninterest income	$1,460	$1,162	$3,540	$1,605

Changes in our noninterest income for the three and nine months ended September 30, 2010 versus the three and nine months ended September 30, 2009 reflect:

•	Branch fee income was relatively flat for the three and nine months ended September 30, 2010, when compared to the same periods a year ago.
•
For the three and nine months ended September 30, 2010, service and loan fee income decreased $147 thousand and $241 thousand, respectively, when compared to the same periods in the prior year.  The decreases were primarily the result of lower levels of prepayment fees.

•
Net gains on SBA loan sales amounted to $269 thousand and $416 thousand for the three and nine months ended September 30, 2010, respectively.  Due to new authoritative accounting guidance under FASB ASC Topic 860, “Transfers and Servicing,” the gains on sales of SBA 7(a) loans must be deferred for a 90-day period after the sale.  Consequently, net gains of $269 thousand on $2.5 million of SBA loans sold during the second quarter of 2010 were recorded during the third quarter of 2010.  For the nine months ended September 30, 2010, $416 thousand in net gains were recognized on SBA loan sales of $3.8 million.  Net gains on SBA loan sales amounted to zero and $29 thousand for the three and nine months ended September 30, 2009, respectively, due to little or no sales volume as a result of market conditions.

•
For the three and nine months ended September 30, 2010, gains on the sale of mortgage loans increased $176 thousand and $320 thousand, respectively, when compared to the same periods in the prior year.  The increases are directly related to a higher volume of loan sales in 2010.  Sales of mortgage loans totaled $11.9 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively, and $26.2 million and $15.7 million for the nine months ended September 30, 2010 and 2009, respectively.

•
In December 2004, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  An additional $2.5 million was purchased in January 2010 to offset the rising costs of employee benefits.  The increase in the cash surrender value of the BOLI was $79 thousand for the three months ended September 30, 2010, compared to $56 thousand for the same period in the prior year.  For the nine months ended September 30, 2010, the increase in the cash surrender value of the BOLI was $230 thousand compared to $166 thousand for the same period in 2009.

•
No OTTI charges on securities have been recorded in 2010, compared to OTTI charges of $1.7 million recorded during the second quarter of 2009.  At June 30, 2009, the Company’s held to maturity portfolio included two pooled bank trust preferred securities. Due to the declines in their market value and the uncertainty that they would recover their book value, the Company took an impairment charge of $1.7 million on these securities at June 30, 2009. The securities, which had a cost basis of $3.0 million, had been previously written down by approximately $306 thousand in December of 2008 and were written down again by $862 thousand in December 2009. After the above charges, the two issues of pooled trust preferred securities have a remaining book value of approximately $50 thousand as of September 30, 2010.

•
For the three months ended September 30, 2010 and 2009, net realized gains on sales of securities amounted to $35 thousand and $158 thousand, respectively.  For the nine months ended September 30, 2010 and 2009, net realized gains amounted to $42 thousand and $675 thousand, respectively.  The net gains during the nine months ended September 30, 2010 are primarily attributed to the Company selling approximately $9.0 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $272 thousand on the sales, two called structured agency security with resulting gains of $6 thousand, and one called municipal security with a resulting gain of $4 thousand, partially offset by losses of $150 thousand on the sale of two mortgage-backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of approximately $2.0 million.  Although designated as held to maturity, these municipal securities were sold due to deterioration in the issuers' creditworthiness, as evidenced by downgrades in their credit ratings.  The net gains of $675 thousand for the same period in 2009 are attributed to the Company selling approximately $19.6 million in book value of mortgage-backed securities.

•
For the three and nine months ended September 30, 2010, other income increased $114 thousand and $276 thousand, respectively, when compared to the same periods in the prior year.  The increases are primarily due to a refund of NJ state sales tax for overpayment in previous years received during the second quarter of 2010.

Noninterest Expense

Total noninterest expense was $6.4 million for the third quarter of 2010, an increase of $294 thousand or 4.8 percent over the third quarter of 2009. The majority of this increase is due to increased expenses related to other real estate owned ("OREO").

Total noninterest expense was $18.3 million for the nine months ended September 30, 2010, an increase of $515 thousand or 2.9 percent over the same period in 2009. The majority of this increase is due to increased compensation and benefits expense and increased OREO related expenses, partially offset by lower FDIC deposit insurance premiums due to the special assessment paid during the second quarter of 2009.

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Compensation and benefits	$2,960	$2,909	$8,781	$8,386
Occupancy	624	595	1,910	1,929
Processing and communications	529	531	1,609	1,554
Furniture and equipment	440	414	1,311	1,381
Professional services	229	274	657	780
Loan collection costs	272	315	698	694
OREO expenses	482	176	669	193
Deposit insurance	333	351	983	1,361
Advertising	130	147	478	373
Other expenses	405	398	1,288	1,218
Total noninterest expense	$6,404	$6,110	$18,384	$17,869

Changes in noninterest expense for the three and nine months ended September 30, 2010 versus the three and nine months ended September 30, 2009 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $51 thousand and $395 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  These increases are attributed to an increase in compensation, higher employee medical benefits costs and increased residential mortgage commissions due to a higher sales volume, partially offset by lower incentive bonus payments.

•
Occupancy expense increased $29 thousand and decreased $19 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The quarter over quarter increase is primarily due to an increase in janitorial expenses, partially offset by a decline in depreciation expense on capital expenditures.  The year over year decline is primarily due to the renegotiation of the lease on the Company’s corporate headquarters and a decline in depreciation expense on capital expenditures, partially offset by an increase in seasonal snow removal costs, property taxes, and janitorial expenses.

•
Processing and communications expenses remained relatively flat for the three months ended September 30, 2010 when compared to the same period in 2009 and increased $55 thousand for the nine months ended September 30, 2010 when compared to the same period in 2009.  This increase was primarily the result of increased data processing line costs and cell phone expenses.

•
Furniture and equipment expense increased $26 thousand and decreased $70 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  Quarter over quarter, the increase was primarily due to increased software and network maintenance costs, partially offset by decreased equipment maintenance costs.  Year over year, the decrease was primarily due to lower depreciation expense as capital expenditures declined, as well as lower maintenance costs on software and security.

•
Professional service fees decreased $45 thousand and $123 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009, due to lower consulting, audit, tax and loan review fees.

•
Loan collection costs decreased $43 thousand and increased $4 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The quarter over quarter decrease is primarily due to decreased collections costs on past due loans.

•
OREO expenses increased $306 thousand and $476 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009, due to increased maintenance and valuation related expenses on OREO properties.

•
Deposit insurance expense decreased $18 thousand and $378 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The quarter over quarter decrease is primarily due to a lower deposit base at September 30, 2010 compared to September 30, 2009.  The year over year decrease is due primarily to the $408 thousand special assessment in the second quarter of 2009.

•
Advertising expense decreased $17 thousand and increased $105 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The quarter over quarter decrease is due to fewer newspaper and billboard advertisements during the third quarter of 2010.  The year over year increase reflects the Company’s sales initiatives and brand recognition efforts.

•
Other expenses increased $7 thousand and $70 thousand for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The year over year increase is primarily due to uninsured losses and a higher reserve for outstanding loan commitments.

Income Tax Expense

For the quarter ended September 30, 2010, the Company recorded an income tax expense of $242 thousand, compared to an income tax benefit of $343 thousand for the same period a year ago.  For the nine months ended September 30, 2010, the Company recorded an income tax expense of $639 thousand, compared to an income tax benefit of $559 thousand for the same period a year ago. The current 2010 tax provision represents an effective tax rate of approximately 22.9 percent as compared to 31.5 percent for the prior year.  Management anticipates an effective tax rate of approximately 23.0 percent for the remainder of 2010.

Financial Condition at September 30, 2010

Total assets decreased $84.0 million or 9.0 percent, to $846.4 million at September 30, 2010, compared to $930.4 million at December 31, 2009. This decrease was primarily due to a $34.2 million decrease in total securities, a $27.5 million decrease in total loans and a $26.3 million decrease in cash and cash equivalents.  Total deposits decreased $88.1 million and borrowed funds increased $1.0 million.  Total shareholders’ equity increased $2.9 million over year-end 2009.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $111.8 million at September 30, 2010, a decrease of $29.0 million or 20.6 percent, compared to $140.8 million at December 31, 2009.  This net decrease was the result of the following:

•	$46.5 million in principal payments, maturities and called bonds,
•	$27.7 million in purchases of collateralized mortgage obligations (“CMOs”), structured agencies, and Community Reinvestment Act ("CRA") investments,
•	$11.4 million in sales net of realized gains, which consisted primarily of mortgage-backed securities and CMOs,
•	$600 thousand in net amortization of premiums, partially offset by
•
$1.8 million of appreciation in the market value of the portfolio.  At September 30, 2010, the portfolio had a net unrealized gain of $1.8 million compared to a net unrealized loss of $8 thousand at December 31, 2009. These unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss).

The average balance of AFS securities amounted to $122.4 million for the nine months ended September, 30, 2010, compared to $133.4 million for the same period in 2009. The average yield earned on the AFS portfolio decreased 96 basis points, to 3.75 percent for the nine months ended September, 30, 2010, from 4.71 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 1.4 years at September 30, 2010, compared to 2.5 years at December 31, 2009.

At September 30, 2010, the Company’s AFS portfolio included one bank trust preferred security with a book value of $977 thousand and a fair value of $561 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At September 30, 2010, the Company had not taken any OTTI credit loss adjustments on this security. Management will continue to monitor the performance of the security and the underlying institution for impairment.

HTM securities were $23.0 million at September 30, 2010, a decrease of $5.2 million or 18.4 percent, from year-end 2009.  This net decrease was the result of:

•	$2.3 million in purchases of mortgage-backed securities,
•	$2.0 million in sales net of realized losses, which consisted primarily of tax-exempt municipal securities due to declines in their ratings,
•	$5.5 million in principal payments, maturities and called bonds, and
•	$44 thousand in net amortization of premiums.

As of September 30, 2010 and December 31, 2009, the fair value of HTM securities was $23.7 million and $28.4 million, respectively. The average balance of HTM securities amounted to $24.2 million for the nine months ended September 30, 2010, compared to $33.3 million for the same period in 2009. The average yield earned on HTM securities decreased 3 basis points, from 4.90 percent for the nine months ended September 30 2009, to 4.87 percent for the same period in 2010. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 2.2 years and 2.7 years at September 30, 2010 and December 31, 2009, respectively.

Securities with a carrying value of $67.5 million and $71.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 82 percent of the total investment portfolio had a fixed rate of interest at September 30, 2010.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $27.5 million or 4.2 percent to $629.5 million at September 30, 2010, compared to $657.0 million at year-end 2009. The declines occurred in all loan types and are a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$19,021	3.0%	$21,406	3.3%
SBA held to maturity	72,197	11.5	77,844	11.8
SBA 504	65,075	10.3	70,683	10.8
Commercial	284,875	45.3	293,739	44.6
Residential mortgage	131,479	20.9	133,059	20.3
Consumer	56,869	9.0	60,285	9.2
Total loans	$629,516	100.0%	$657,016	100.0%

Average loans decreased $25.8 million or 3.9 percent from $669.1 million for the nine months ended September 30, 2009, to $643.3 million for the same period in 2010.  The decrease in average loans was due to declines in all portfolio types, except residential mortgage loans which increased $7.7 million.  The yield on the overall loan portfolio fell 26 basis points to 5.96 percent for the nine months ended September 30, 2010, compared to 6.22 percent for the same period in the prior year. This decrease was the result of variable rate, prime-based loan products such as SBA loans repricing lower as rates remained low throughout 2009 and 2010.  The prime rate has remained at 3.25 percent since December 2008.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $19.0 million at September 30, 2010, a decrease of $2.4 million from $21.4 million at December 31, 2009.  SBA 7(a) loans held to maturity amounted to $72.2 million at September 30, 2010, a decrease of $5.6 million from $77.8 million at December 31, 2009. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.47 percent for the nine months ended September 30, 2010, compared to 6.02 percent for the same period in the prior year due to the continued low interest rate environment.

At September 30, 2010, SBA 504 loans totaled $65.1 million, a decrease of $5.6 million from $70.7 million at December 31, 2009. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans.  The yield on SBA 504 loans dropped 10 basis points to 6.49 percent for the nine months ended September 30, 2010, compared to 6.59 percent for the nine months ended September 30, 2009.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $284.9 million at September 30, 2010, a decrease of $8.9 million from year-end 2009. This decrease can be attributed to principal paydowns on these loans with minimal new loan volume.  The yield on commercial loans was 6.31 percent for the nine months ended September 30, 2010, compared to 6.63 percent for the nine months ended September 30, 2009.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $131.5 million at September 30, 2010, a decrease of $1.6 million from year-end 2009.  New loan volume during the nine months ended September 30, 2010 was partially offset by the sale of mortgage loans totaling $26.2 million.  The yield on residential mortgages was 5.73 percent for the nine months ended September 30, 2010, compared to 5.75 percent for the same period in 2009.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $56.9 million at September 30, 2010, a decrease of $3.4 million from December 31, 2009.  The yield on consumer loans was 4.96 percent for the nine months ended September 30, 2010, compared to 5.09 percent for the same period in 2009.

As of September 30, 2010, approximately 11 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.  There are no other concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of September 30, 2010, 89 percent of SBA 7(a) loans are secured by commercial or residential real estate and 11 percent by other non-real estate collateral.  Commercial real estate secures all SBA 504 loans.  Approximately 97 percent of consumer loans are secured by owner-occupied residential real estate, with the other 3 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of September 30, 2010 is shown in the table below:

	Concentration
(In thousands)	Balance	Percent
Commercial real estate – owner occupied	$139,516	49.0%
Commercial real estate – investment property	118,423	41.3
Undeveloped land	16,897	5.9
Other non-real estate collateral	10,039	3.8
Total commercial loans	$284,875	100.0%

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

The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods indicated:

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Nonperforming by category:
SBA (1)	$6,331	$6,559	$5,761
SBA 504	5,212	5,575	6,026
Commercial	9,461	7,397	6,548
Residential mortgage	6,065	5,578	6,105
Consumer	235	387	247
Total nonperforming loans	27,304	$25,496	$24,687
OREO	5,773	1,530	2,774
Total nonperforming assets	$33,077	$27,026	$27,461
Past due 90 days or more and still accruing interest:
SBA	$995	$592	$-
SBA 504	-	-	174
Commercial	456	469	1,180
Residential mortgage	992	1,196	255
Consumer	24	29	-
Total	$2,467	$2,286	$1,609
Nonperforming loans to total loans	4.34%	3.88%	3.76%
Nonperforming assets to total loans and OREO	5.21%	4.10%	4.17%
Nonperforming assets to total assets	3.91%	2.90%	2.98%
(1) SBA loans guaranteed	$2,094	$1,931	$1,759

Nonperforming loans were $27.3 million at September 30, 2010, a $1.8 million increase from $25.5 million at year-end 2009 and a $2.6 million increase from $24.7 million at September 30, 2009.  Since year-end 2009, the biggest increase in nonperforming loans was a $2.1 million increase in the commercial loan portfolio.  Included in nonperforming loans at September 30, 2010, are approximately $2.1 million of loans guaranteed by the SBA, compared to $1.9 million at December 31, 2009.  In addition, there were $2.5 million and $2.3 million in loans past due 90 days or more and still accruing interest at September 30, 2010 and December 31, 2009, respectively.

Other real estate owned (“OREO”) properties totaled $5.8 million at September 30, 2010, an increase of $4.2 million from $1.5 million at year-end 2009.  During the nine months ended September 30, 2010, the Company took title to eight commercial properties totaling $5.3 million and four residential properties totaling $1.3 million.  These increases were partially offset by the sale of four commercial properties and three residential properties.

Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $10.4 million at September 30, 2010, an increase of $8.8 million from $1.6 million at December 31, 2009.  The increase is due to the addition of eight commercial loans totaling $5.2 million, eleven SBA loans totaling $3.2 million, one $572 thousand residential mortgage loan, and one $234 thousand consumer loan, partially offset by the removal of two SBA loans that were paid off during the period.

The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  At September 30, 2010, there were eleven loans totaling $7.9 million that were classified as TDRs by the Company and are deemed impaired, compared to four loans totaling $6.6 million at December 31, 2009.  During the nine months ended September 30, 2010, nine loans totaling $4.2 million were classified as TDRs, while two loans totaling $2.8 million previously classified as TDRs were transferred to nonaccrual status.  TDRs are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.

In addition, the Company modified loans during the first nine months of 2010 that were not considered troubled debt restructurings.  These loan modifications were predominantly done in the Company’s higher risk SBA portfolio.  The types of modifications include changing from a fixed rate of interest to a floating market rate, extending the term of the loan, or allowing interest only payments for a specified period of time.  The majority of loans modified year to date are performing according to their new terms.

Allowance for Loan Losses and Unfunded Loan Commitments

Management reviews the level of the allowance for loan losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  Specific reserves are made to individual impaired loans, which have been defined to include all nonperforming loans and troubled debt restructurings.  The general reserve is set based upon a representative average historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

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

According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectable.  All credits which are 90 days past due must be analyzed for the Company's ability to collect on the credit.  Once a loss is known to exist, the charge-off approval process is immediately expedited.

Beginning in 2009, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio and changes to some of the environmental factors noted above.  The inherent credit risk was evidenced by the increase in delinquent and nonperforming loans in recent quarters, as the downturn in the economy impacted borrowers’ ability to pay and factors, such as a weakened housing market, eroded the value of underlying collateral.  In addition, net charge-offs are higher than normal, as the Company is proactively addressing these issues.

The allowance for loan losses totaled $14.2 million, $13.8 million, and $12.4 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively, with resulting allowance to total loan ratios of 2.25 percent, 2.11 percent, and 1.90 percent, respectively.  Net charge-offs amounted to $1.3 million for the three months ended September 30, 2010, compared to $1.2 million for the same period in 2009.  Net charge-offs amounted to $4.2 million for the nine months ended September 30, 2010, compared to $3.9 million for the same period in 2009. Net charge-offs to average loan ratios are shown in the table below for each major loan category.  For the nine months ended September 30, 2010, the highest net charge-off ratios can be seen in the Company’s SBA 504, SBA and commercial loan portfolios, most of which are secured by real estate.  For the nine months ended September 30, 2009, the highest net charge-off ratio can be seen in the Company’s higher risk SBA portfolio.

The following is a summary of the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Balance, beginning of period	$13,946	$10,665	$13,842	$10,326
Provision charged to expense	1,500	3,000	4,500	6,000
Charge-offs:
SBA	389	448	906	1,877
SBA 504	-	-	750	312
Commercial	989	674	2,512	1,720
Residential mortgage	95	125	310	216
Consumer	9	11	11	22
Total charge-offs	1,482	1,258	4,489	4,147
Recoveries:
SBA	17	14	115	103
SBA 504	-	22	-	27
Commercial	178	-	191	131
Residential mortgage	-	-	-	-
Consumer	4	2	4	5
Total recoveries	199	38	310	266
Total net charge-offs	$1,283	$1,220	$4,179	$3,881
Balance, end of period	$14,163	$12,445	$14,163	$12,445
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	1.56%	1.68%	1.09%	2.30%
SBA 504	-	(0.12)	1.49	0.51
Commercial	1.14	0.89	1.08	0.70
Residential mortgage	0.29	0.40	0.31	0.23
Consumer	0.03	0.06	0.02	0.04
Total loans	0.80	0.73	0.87	0.78
Allowance to total loans	2.25	1.90	2.25	1.90
Allowance to nonperforming loans	51.87	50.41	51.87	50.41

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments.  Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.  At September 30, 2010, a $69 thousand commitment reserve was reported on the balance sheet as an “other liability” compared to a $76 thousand commitment reserve at December 31, 2009.  Management determines this amount using estimates of future loan funding and losses related to those credit exposures.

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

Total deposits decreased $88.1 million to $670.2 million at September 30, 2010, from $758.2 million at December 31, 2009 . The decrease in deposits was the result of a $102.2 million decrease in time deposits, partially offset by increases of $7.7 million, $6.0 million, and $304 thousand in noninterest-bearing demand deposits, savings deposits, and interest-bearing demand deposits, respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.  In addition, the Company’s new sales initiatives and efforts by branch personnel and administration to bring in deposit relationships resulted in increased noninterest-bearing demand deposits during the year.

The mix of deposits shifted during the quarter as the concentration of time deposits fell from 38.5 percent of total deposits at December 31, 2009 to 28.3 percent of total deposits at September 30, 2010, in turn causing the concentration of all other deposits to increase.

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

Borrowed funds and subordinated debentures totaled $101.5 million at September 30, 2010 and $100.5 million at December 31, 2009 and are broken down in the following table:

(In thousands)	September 30, 2010	December 31, 2009
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
SBA loan sales	1,044	-
Subordinated debentures	15,465	15,465

Borrowed funds at September 30, 2010 include $1.0 million for SBA 7(a) loan sales that occurred during the third quarter of 2010.  According to FASB ASC Topic 860, “Transfers and Servicing,” as discussed in Note 9 above, the sales credit and gains on the sale of SBA 7(a) loans must be deferred for a 90-day period after the sale and the transaction is reported as a secured borrowing.  At September 30, 2010, the Company had $66.9 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

   The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2010, is a decline of 0.01 percent in a rising-rate environment and a decline of 1.67 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2010 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2009, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.90 percent in a rising-rate environment and a decline of 0.89 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2010, the balance of cash and cash equivalents was $47.3 million, a decrease of $26.3 million from December 31, 2009.

Net cash provided by operating activities totaled $10.5 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of loans held for sale, partially offset by originations of SBA and mortgage loans held for sale and deferred taxes.

Net cash provided by investing activities amounted to $50.9 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The cash provided by investing activities was primarily a result of sales, maturities and paydowns on securities, loan paydowns and proceeds from the sale of other real estate owned, partially offset by the purchase of securities and additional bank owned life insurance.

Net cash used in financing activities amounted to $87.7 million for the nine months ended September 30, 2010, while financing activities provided $22.8 million in net cash during the nine months ended September 30, 2009. The cash used in financing activities was primarily due to the decline in the Company’s deposit base and dividends paid on preferred stock, partially offset by an increase in the Company’s borrowings.

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

At September 30, 2010, the Parent Company had $4.3 million in cash and $92 thousand in marketable securities valued at fair value compared to $5.1 million in cash and $90 thousand in marketable securities at December 31, 2009.  The decrease in cash at the Parent Company was primarily due to the payment of cash dividends on preferred stock.

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

Total FHLB borrowings amounted to $70.0 million and third party repurchase agreements totaled $15.0 million as of September 30, 2010.  At September 30, 2010, $66.9 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $111.7 million and $19.0 million, respectively, at September 30, 2010.

As of September 30, 2010, deposits included $32.1 million of Government deposits, as compared to $29.2 million at year-end 2009. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $27.5 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $69.1 million to its borrowers as of September 30, 2010, compared to $76.2 million at December 31, 2009.  At September 30, 2010, $20.7 million of these commitments expire after one year, compared to $32.7 million at December 31, 2009.  At September 30, 2010, the Company had $3.5 million in standby letters of credit compared to $6.4 million at December 31, 2009, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, at September 30, 2010 and December 31, 2009, approximately 5 percent of these commitments were for SBA loans, which may be sold in the secondary market.

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

The Company’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Leverage ratio	$83,621	9.83%	≥ $ 34,026	4.00%	≥ $ 42,533	N/A
Tier I risk-based capital ratio	83,621	12.67	26,399	4.00	39,598	N/A
Total risk-based capital ratio	91,944	13.93	52,798	8.00	65,997	N/A
As of December 31, 2009
Leverage ratio	$81,824	8.83%	≥ $ 37,058	4.00%	≥ $ 46,323	N/A
Tier I risk-based capital ratio	81,824	11.75	27,852	4.00	41,778	N/A
Total risk-based capital ratio	90,592	13.01	55,704	8.00	69,630	N/A

The Bank’s capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Leverage ratio	$70,855	8.34%	≥ $ 33,991	4.00%	≥ $ 42,489	5.00%
Tier I risk-based capital ratio	70,855	10.75	26,364	4.00	39,546	6.00
Total risk-based capital ratio	87,668	13.30	52,728	8.00	65,910	10.00
As of December 31, 2009
Leverage ratio	$68,299	7.38%	≥ $ 37,020	4.00%	≥ $ 46,275	5.00%
Tier I risk-based capital ratio	68,299	9.82	27,815	4.00	41,722	6.00
Total risk-based capital ratio	85,555	12.30	55,630	8.00	69,537	10.00

Shareholders’ Equity

    Shareholders’ equity increased $2.9 million to $70.7 million at September 30, 2010 compared to $67.9 million at December 31, 2009, due to net income of $2.2 million, $1.0 million in net unrealized gains on the available for sale securities portfolio, $92 thousand in net unrealized gains on cash flow hedge derivatives, and $344 thousand from the issuance of common stock under employee benefit plans, partially offset by $775 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  In accordance with its revised dividend policy announced during the third quarter of 2008, the Company did not declare any dividends during the three and nine month periods ended September 30, 2010.  The revised dividend policy establishes a targeted dividend payout ratio of 20 percent of the Company's earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company's projected capital needs.  The dividend is to be paid once annually.  No dividends were paid in 2009 due to the Company’s net loss.

    The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three and nine month periods ended September 30, 2010.  As of September 30, 2010, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when it is reinstated.

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

    At September 30, 2010 and December 31, 2009, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	September 30, 2010	December 31, 2009
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate (three-month LIBOR)	0.36%	0.90%
Weighted average maturity in years	1.16	1.90
Unrealized loss relating to interest rate swaps	$(623)	$(777)

These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.

At September 30, 2010, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.T.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

    Information regarding this item as of September 30, 2010 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2009.

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

Dated: November 9, 2010
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