Form 10-K
period 2010-12-31
UNITY BANCORP INC /NJ/
filed 2011-03-17
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                           December 31, 2010
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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                          Accelerated filer ☐
Non-accelerated filer  ☐                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐   No ☒

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $24,876,805 and 4,649,870 shares of the Common Stock were outstanding to non-affiliates.  As of March 1, 2011, 7,222,449 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Employees

At December 31, 2010, the Company employed 167 full-time and 9 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2010, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 57, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 40, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Ray Kenwell, 59, Chief Lending Officer and Executive Vice President of the Company and Bank	2010	Previously, President and Chief Operating Officer, Universal Interlock Corporation; Executive Vice President, Division Head of Lending of United Trust Bank

SUPERVISION AND REGULATION

General Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are intended to protect depositors, not stockholders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.  Over the past several years, a number of legislative proposals have been debated in Congress concerning modernization of the nation's financial system, and in the summer of 2010, Congress passed, and the President signed, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)(discussed below).  Many of these proposals will substantially alter the current regulatory framework, particularly as it relates to bank holding companies and their powers.  Management of the Company is unable to predict, at this time, the specific impact of these regulatory proposals on the business of the Company.

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

Insurance of Deposits: The Dodd-Frank Act has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non-interest bearing transaction accounts will expire on December 31, 2013.

The FDIC has significantly increased deposit insurance assessment rates, beginning in the second quarter of 2009.  As increased, the adjusted base assessment rates range from 12.0 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009.  The 5 basis point special assessment resulted in a charge to the Bank of approximately $408 thousand.  The FDIC also required insured depository institutions to pre-pay deposit insurance premiums for the next two and one-half years in 2009. Premium assessments are to increase by three basis points in 2011. These additional costs have and will adversely affect the Company’s results of operations.

On February 7, 2011 the FDIC announced the approval of the assessment system mandated by the Dodd-Frank Act.  Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule to base the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits may lower assessments for community banks with less than $10 billion in assets.  The new rate schedule is effective during the second quarter of 2011 and may reduce the Company’s costs.

Dividend Rights:  Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

On December 5, 2008, the Company completed a transaction with the U.S. Treasury under the Capital Purchase Program (“CPP”) through which the Treasury purchased $20.6 million in preferred stock from the Company. As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock. As so limited the Company may not increase its quarterly cash dividend above $.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.

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

SOX addresses, among other matters:

·	Audit Committees;

·	certification of financial statements by the Chief Executive Officer and the Chief Financial Officer;

·
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

·	a prohibition on insider trading during pension plan black-out periods;

 ·              disclosure of off-balance sheet transactions;

·	a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;

·	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

·	disclosure of whether or not a company has adopted a code of ethics;

·	“real time” filing of periodic reports;

·	auditor independence; and

·	various increased criminal penalties for violations of securities laws.

Complying with the requirements of SOX as implemented by the SEC may increase our compliance costs and could make it more difficult to attract and retain board members.

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) became law on February 17, 2009. The main purpose of the ARRA is to provide fiscal stimulus to the U.S. economy and help foster job creation and economic activity. However, portions of the ARRA amend the Emergency Economic Stabilization Act and the terms of the CPP, and impose new requirements on institutions participating in the CPP, like the Company.  Among other things, these provisions, and the regulations issued by the Treasury to implement them, require substantial new restrictions on executive compensation, prohibiting severance payments regardless of the cause of an executive’s departure and bonus payments to certain officers of institutions participating in the CPP, and require the adoption of various policies and procedures affecting compensation. The ARRA also imposes new certification requirements on management of an institution participating in the CPP, and new review requirements on the compensation committee of such an institution. These restrictions may make it more difficult for the Company to attract and retain senior management.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry by increasing compliance costs and reducing some sources of revenue. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes  the basis for determining FDIC premiums from deposits to assets;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

•
Creates a new consumer financial protection bureau that will have rule-making authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws directly for large institutions;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

b)           Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2010 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):
				Annual Report
Description of Financial Data				Pages

I.	Distribution of Assets, Liabilities, and Stockholders' Equity; Interest
	Rates and Interest Differential
	A.	Analysis of Net Interest Earnings		6
	B.	Average Balance Sheets		8
	C.	Rate/Volume Analysis		10

II.	Investment Portfolio
	A.	Book value of investment securities		36
	B.	Investment securities by range of maturity with corresponding average yields		37
	C.	Securities of issuers exceeding ten percent of stockholders' equity		N/A

III.	Loan Portfolio
	A.	Types of loans		13
	B.	Maturities and sensitivities of loans to changes in interest rates		14
	C.	Risk elements
		1)	Nonaccrual, past due and restructured loans	15
		2)	Potential problem loans	15
		3)	Foreign outstandings	N/A
		4)	Loan concentrations	13
	D.	Other interest-bearing assets		N/A

IV.	Summary of Loan Loss Experience
	A.	Analysis of the allowance for loan losses		17
	B.	Allocation of the allowance for loan losses		17

V.	Deposits
	A.	Average amount and average rate paid on major categories of deposits		8
	B.	Other categories of deposits		N/A
	C.	Deposits by foreign depositors in domestic offices		N/A
	D.	Time deposits of $100,000 or more by remaining maturity		47
	E.	Time deposits of $100,000 or more by foreign offices		N/A

VI.	Return on Equity and Assets			6

VII.	Short-term Borrowings
	A.	Amounts outstanding		48
	B.	Maximum amount of borrowings in each category outstanding at any month-end		48
	C.	Average amount outstanding		48

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

We have a significant level of nonperforming assets, and this has, and will continue, to affect our results of operations.

At December 31, 2010, our total nonperforming assets equaled $24.0 million or 3.88 percent of total loans and OREO.  This is a significant level of nonperforming assets compared to our peer group institutions.  Our level of  nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. This deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

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

We expect to continue to experience growth in the scope of our operations ; and, correspondingly, in the number of our employees and customers.  We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth.  Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees.  Our ability to attract and retain senior management may be adversely affected by the restrictions imposed upon us under the CPP, as revised by the American Reinvestment and Recovery Act.  Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

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

Risks Related to the Banking Industry:

The banking business is subject to significant government regulations.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations.  Such governing laws can be anticipated to continue to be the subject of future modification.  Our management cannot predict what effect any such future modifications will have on our operations.  In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

   For example, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes  the basis for determining FDIC premiums from deposits to assets;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

•
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

Our loans, the ability of borrowers to repay these loans, and the value of collateral securing these loans are impacted by economic conditions.   Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government.  Although economic conditions in our primary market have fared better than other areas of the United States, we cannot assure you that these conditions will continue to prevail.  We cannot assure you that positive trends or developments discussed in this annual report will continue or that negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2010, the Company’s allowance for loan losses was $14.4 million, or 2.33% of our total loan portfolio and 66.3% of our nonperforming assets.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:
·	telecommunications;
·	data processing;
·	automation;
·	Internet-based banking;
·	Tele-banking; and
·	debit cards and so-called "smart cards."

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

Item 1B.  Unresolved Staff Comments:  None

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its sixteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2010.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2010 Annual Rental Fee
Clinton, NJ	Leased	1996	2013	$410,000
Colonia, NJ	Leased	1998	2012	38,672
Flemington, NJ	Owned	2005	-----	-----
Linden, NJ	Owned	1997	-----	-----
Highland Park, NJ	Leased	1999	2014	91,193
North Plainfield, NJ	Owned	1991	-----	-----
Scotch Plains, NJ	Owned	2004	-----	-----
Springfield, NJ	Leased	1995	2011	32,935
South Plainfield, NJ	Leased	1999	2014	110,459
Union, NJ	Owned	2002	-----	-----
Edison, NJ	Leased	1999	2014	128,143
Whitehouse, NJ	Owned	1998	-----	-----
Phillipsburg, NJ	Leased	2005	2015	82,588
Middlesex, NJ	Owned	2007	-----	-----
Forks Township, PA	Leased	2006	2010	56,938
William Penn (Easton), PA	Leased	2007	2010	67,911
Great Neck, NY	Leased	2006	2010	39,820

Item 3.    Legal Proceedings:

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4.    Removed and Reserved

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

Year Ended December 31, 2010:	High	Low
4th Quarter	$6.10	$5.20
3rd Quarter	5.70	4.83
2nd Quarter	5.63	5.04
1st Quarter	5.50	3.94

Year Ended December 31, 2009	High	Low
4th Quarter	$4.49	$3.95
3rd Quarter	4.45	3.15
2nd Quarter	4.00	3.00
1st Quarter	3.90	2.75

(b)         Holders

As of March 1, 2011, there were approximately 477 shareholders of record of the Company’s Common Stock.

(c)         Dividends

The Company did not pay any cash dividends in 2010 or 2009.

Under the terms of the CPP, we are limited in our ability to pay cash dividends. Without the approval of the Treasury, we cannot pay a quarterly cash dividend in excess of $0.05 per share, the amount of our last quarterly cash dividend prior to October 14, 2008.  In addition, during the third quarter of 2008, the Company revised its cash dividend payment policy.  The decision was made based upon the current economic environment to retain capital so that the holding company can remain a source of strength to the subsidiary bank.  Previously, the Company had paid a quarterly cash dividend at a rate set by the Board based upon a number of factors.  The Board has now established a targeted dividend payout ratio of 20 percent of the Company’s earnings, subject to adjustment based upon factors existing at the time of the dividend and the Company’s projected capital needs.  Under this policy, the Board would pay  a cash dividend once annually after this policy is in effect.

Item 6.    Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” on page 63 of the Company’s Annual Report to Shareholders for the year ended December 31, 2010, is incorporated by reference herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 6 through 24 of the Company’s Annual Report to Shareholders for the year ended December 31, 2010, is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” on pages 19 through 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2010, is incorporated by reference herein.

Item 8.    Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements on pages 27 through 63 of the Company’s Annual Report to Shareholders for the year ended December 31, 2010, are incorporated by reference herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:  None

Item 9A. Controls and Procedures:

(a)            Evaluation of disclosure controls and procedures:

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

(b)           Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” on page 25 of the Company’s Annual Report to Shareholders for the year ended December 31, 2010, is incorporated by reference herein.

(c)            Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information:  None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2011.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.                                Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2011.

Item 12.                                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation stock option plans approved by security holders	775,468	$5.90	27,857
Equity compensation plans approved by security holders (Restricted Stock Plan)	43,367	-	12,335
Equity compensation plans not approved by security holders	-	-	-
Total	818,835	$5.59	40,192

There were no share repurchases during 2010 or 2009.  Pursuant to the requirements of the Treasury’s Capital Purchase Program, the Company has suspended its stock repurchase program.

Item 13.                                Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2011.

 Item 14.                                Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2011.

PART IV

Item 15.                                Exhibits and Financial Statement Schedules:

(a)         FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2010, are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm (page 26)

Consolidated Balance Sheets (page 27)

Consolidated Statements of Operations (page 28)

Consolidated Statements of Changes in Shareholders’ Equity (page 29)

Consolidated Statements of Cash Flows (page 30)

Notes to Consolidated Financial Statements (pages 31 through 61)

 (b)         EXHIBITS:

Exhibit
Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan for Non-Employee Directors (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1997 Stock Bonus Plan (3)
10(iv)	1998 Stock Option Plan (4)
10(v)	1999 Stock Option Plan (5)
10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)
10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)
10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(xiii)	2002 Stock Option Plan (6)
10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xvi)	2004 Stock Bonus Plan (9)
10(xvii)	2006 Stock Option Plan (10)
10(xviii)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
13	Portion of Unity Bancorp. Inc. 2010 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 27, 2006 and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.

(c)           Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ David D. Dallas	Chairman of the Board and	March 17, 2011
David D. Dallas	Director
/s/ James A. Hughes	President, Chief Executive Officer	March 17, 2011
James A. Hughes	And Director
/s/ Alan J. Bedner, Jr.	Chief Financial Officer (Principal	March 17, 2011
Alan J. Bedner, Jr.	Financial and Accounting Officer)
/s/ Dr. Mark S. Brody	Director	March 17, 2011
Dr. Mark S. Brody
/s/ Wayne Courtright	Director	March 17, 2011
Wayne Courtright
/s/ Robert H. Dallas, II	Director	March 17, 2011
Robert H. Dallas, II
/s/ Mary Gross	Director	March 17, 2011
Mary Gross
/s/ Peter E. Maricondo	Director	March 17, 2011
Peter E. Maricondo
/s/ Raj Patel	Director	March 17, 2011
Raj Patel
/s/ Allen Tucker	Director	March 17, 2011
Allen Tucker