Form 10-Q
period 2011-03-31
UNITY BANCORP INC /NJ/
filed 2011-05-11
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 1, 2011 common stock, no par value: 7,222,449 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

Amounts in thousands, except percentages	March 31, 2011	December 31, 2010	March 31, 2010

ASSETS
Cash and due from banks	$15,478	$17,637	$22,654
Federal funds sold and interest-bearing deposits	39,880	26,289	43,734
Cash and cash equivalents	55,358	43,926	66,388
Securities:
Securities available for sale, at fair value	103,238	107,131	113,465
Securities held to maturity (fair value of $17,774, $21,351, and $25,310, respectively)	17,577	21,111	24,977
Total securities	120,815	128,242	138,442
Loans:
SBA loans held for sale	9,933	10,397	22,617
SBA loans held to maturity	74,657	75,741	75,191
SBA 504 loans	60,092	64,276	67,000
Commercial loans	283,135	281,205	292,557
Residential mortgage loans	132,512	128,400	135,596
Consumer loans	54,193	55,917	58,239
Total loans	614,522	615,936	651,200
Allowance for loan losses	(15,275)	(14,364)	(14,055)
Net loans	599,247	601,572	637,145

Premises and equipment, net	10,782	10,967	11,525
Bank owned life insurance (BOLI)	8,885	8,812	8,574
Deferred tax assets	7,833	7,550	7,856
Federal Home Loan Bank stock, at cost	4,206	4,206	4,677
Accrued interest receivable	3,725	3,791	4,009
Prepaid FDIC insurance	2,994	3,266	4,136
Other real estate owned (OREO)	2,602	2,346	3,318
Goodwill and other intangibles	1,541	1,544	1,555
Other assets	2,845	2,188	2,302

Total Assets	$820,833	$818,410	$889,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$91,247	$91,272	$84,858
Interest-bearing demand deposits	101,878	105,530	102,846
Savings deposits	293,750	277,394	291,870
Time deposits, under $100,000	110,050	119,478	149,934
Time deposits, $100,000 and over	59,851	61,114	85,294
Total deposits	656,776	654,788	714,802

Borrowed funds	75,000	75,000	86,554
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	569	556	706
Accrued expenses and other liabilities	2,642	2,516	3,688
Total liabilities	750,452	748,325	821,215
Commitments and contingencies	-	-	-

Shareholders' equity:
Cumulative perpetual preferred stock	19,146	19,019	18,650
Common stock	52,842	55,884	55,536
Accumuluated deficit	(2,006)	(772)	(1,117)
Treasury stock at cost	-	(4,169)	(4,169)
Accumulated other comprehensive income (loss)	399	123	(188)
Total Shareholders' Equity	70,381	70,085	68,712

Total Liabilities and Shareholders' Equity	$820,833	$818,410	$889,927

Preferred shares	21	21	21
Issued common shares	7,222	7,636	7,581
Outstanding common shares	7,222	7,211	7,156

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2011	2010
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$11	$26
Federal Home Loan Bank stock	66	34
Securities:
Available for sale	864	1,280
Held to maturity	287	338
Total securities	1,151	1,618
Loans:
SBA loans	1,236	1,452
SBA 504 loans	955	1,087
Commercial loans	4,306	4,604
Residential mortgage loans	1,831	1,961
Consumer loans	686	731
Total loans	9,014	9,835
Total interest income	10,242	11,513
INTEREST EXPENSE
Interest-bearing demand deposits	139	258
Savings deposits	581	901
Time deposits	1,097	1,813
Borrowed funds and subordinated debentures	950	1,077
Total interest expense	2,767	4,049
Net interest income	7,475	7,464
Provision for loan losses	2,500	1,500
Net interest income after provision for loan losses	4,975	5,964
NONINTEREST INCOME
Branch fee income	344	362
Service and loan fee income	243	209
Gain on sale of SBA loans held for sale, net	111	-
Gain on sale of mortgage loans	169	145
Bank owned life insurance (BOLI)	73	73
Net security gains	125	4
Other income	190	117
Total noninterest income	1,255	910
NONINTEREST EXPENSE
Compensation and benefits	3,057	2,999
Occupancy	720	677
Processing and communications	507	524
Furniture and equipment	384	423
Professional services	202	229
Loan collection costs	224	184
OREO expense	222	30
Deposit insurance	319	330
Advertising	118	106
Other expenses	405	439
Total noninterest expense	6,158	5,941
Income before provision for income taxes	72	933
(Benefit) provision for income taxes	(148)	185
Net income	220	748
Preferred stock dividends & discount accretion	384	373
(Loss attributable) income available to common shareholders	$(164)	$375

Net (loss) income per common share - Basic	$(0.02)	$0.05
- Diluted	$(0.02)	$0.05

Weighted average common shares outstanding - Basic	7,219	7,150
- Diluted	7,219	7,294

 The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2011 and 2010

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Loss	Equity
Balance, December 31, 2009	$18,533	7,144	$55,454	$(1,492)	$(4,169)	$(461)	$67,865
Comprehensive income:
Net income				748			748
Net unrealized gains on securities						272	272
Net unrealized gains on cash flow hedge derivatives						1	1
Total comprehensive income							1,021
Accretion of discount on preferred stock	117			(117)			-
Dividends on preferred stock (5% annually)				(256)			(256)
Common stock issued and related tax effects (a)		12	82				82
Balance, March 31, 2010	$18,650	7,156	$55,536	$(1,117)	$(4,169)	$(188)	$68,712

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
Balance, December 31, 2010	$19,019	7,211	$55,884	$(772)	$(4,169)	$123	$70,085
Comprehensive income:
Net income				220			220
Net unrealized gains on securities						192	192
Net unrealized gains on cash flow hedge derivatives						84	84
Total comprehensive income							496
Accretion of discount on preferred stock	127			(127)			-
Dividends on preferred stock (5% annually)				(259)			(259)
Retire Treasury stock			(3,101)	(1,068)	4,169		-
Common stock issued and related tax effects (a)		11	59				59
Balance, March 31, 2011	$19,146	7,222	$52,842	$(2,006)	$-	$399	$70,381

(a) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$220	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	1,500
Net amortization of purchase premiums and discounts on securities	146	219
Depreciation and amortization	302	316
Deferred income tax benefit	(467)	(740)
Net security gains	(125)	(4)
Stock compensation expense	35	87
Gain on sale of SBA loans held for sale, net	(111)	-
Gain on sale of mortgage loans	(169)	(145)
Origination of mortgage loans held for sale	(9,671)	(7,837)
Origination of SBA loans held for sale	(601)	(1,211)
Proceeds from the sale of mortgage loans held for sale, net	9,840	7,982
Proceeds from the sale of SBA loans held for sale, net	1,177	-
Loss on the sale of premises and equipment	-	3
Net change in other assets and liabilities	257	1,730
Net cash provided by operating activities	3,333	2,648
INVESTING ACTIVITIES:
Purchases of securities available for sale	(10,953)	-
Maturities and principal payments on securities held to maturity	3,584	1,279
Maturities and principal payments on securities available for sale	9,922	18,820
Proceeds from sale of securities held to maturity	-	1,893
Proceeds from sale of securities available for sale	5,172	8,838
Proceeds from the sale of other real estate owned	-	1,698
Net (decrease) increase in loans	(1,246)	2,235
Purchase of bank owned life insurance	-	(2,499)
Proceeds from the sale of premises and equipment	-	26
Purchases of premises and equipment	(112)	(76)
Net cash provided by investing activities	6,367	32,214
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,988	(43,437)
Proceeds from new borrowings	-	1,554
Proceeds from the exercise of stock options	2	32
Cash dividends paid on preferred stock	(258)	(258)
Net cash provided by (used in) financing activities	1,732	(42,109)
Increase (decrease) in cash and cash equivalents	11,432	(7,247)
Cash and cash equivalents, beginning of period	43,926	73,635
Cash and cash equivalents, end of period	$55,358	$66,388
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$2,755	$4,053
Income taxes paid	334	303
Noncash investing activities:
Transfer of loans to other real estate owned	605	3,486

 The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2011

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock Transactions

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2011, 1,520,529 shares have been reserved for issuance upon the exercise of options, 729,912 option grants are outstanding, and 758,212 option grants have been exercised, forfeited or expired, leaving 32,405 shares available for grant.

No options were granted during the three months ended March 31, 2011 or 2010.

Financial Accounting Standards Board Accounting Statndards Codification("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $19 thousand and $52 thousand for the three months ended March 31, 2011 and 2010, respectively.  The related income tax benefit was approximately $8 thousand and $21 thousand for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $89 thousand.  That cost is expected to be recognized over a weighted average period of 1.4 years.

Transactions under the Company’s stock option plans for the three months ended March 31, 2011 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	775,468	$5.90	3.9	$1,049,184
Options granted	-	-
Options exercised	(40,472)	4.39
Options forfeited	(3,782)	6.43
Options expired	(1,302)	7.29
Outstanding at March 31, 2011	729,912	$5.98	3.6	$1,394,230
Exercisable at March 31, 2011	658,364	$6.19	3.1	$1,187,432

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	317,718	3.4	$3.45	257,222	$3.35
4.01 - 8.00	218,476	4.0	5.79	207,424	5.84
8.01 - 12.00	128,256	2.8	9.20	128,256	9.20
12.01 - 16.00	65,462	4.9	12.55	65,462	12.55
Total	729,912	3.6	$5.98	658,364	$6.19

The following table presents information about options exercised during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Number of options exercised	40,472	11,739
Total intrinsic value of options exercised	$81,347	$16,855
Cash received from options exercised	2,364	31,731
Tax deduction realized from options exercised	32,490	6,732

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2011, 121,551 shares of restricted stock were reserved for issuance, of which 13,661 shares are available for grant.

There were no restricted stock awards granted during the three months ended March 31, 2011 and 2010.

Compensation expense related to the restricted stock awards totaled $16 thousand and $35 thousand for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, there was approximately $143 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2011:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2010	43,367	$5.83
Granted	-	-
Vested	(6,245)	11.05
Forfeited	(1,326)	8.72
Nonvested restricted stock at March 31, 2011	35,796	$4.81

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of March 31, 2011, all of the Company's derivative instruments qualified as hedging instruments.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings  ("TDRs") occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate.  Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding, as stated in the paragraphs above.  Impairment of a loan is measured based on the present value of expected future cash flows, net of estimated costs to sell, discounted at the loan's effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

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

NOTE 2.  Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it belives will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of operations of the Company.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	Three months ended March 31,
(In thousands, except per share amounts)	2011	2010
Net income (loss)	$220	$748
Less: Preferred stock dividends and discount accretion	384	373
(Loss attributable ) income available to common shareholders	$(164)	$375
Weighted average common shares outstanding - Basic	7,219	7,150
Plus: Potential dilutive common stock equivalents	-	144
Weighted average common shares outstanding - Diluted	7,219	7,294
Net (loss) income per common share -
Basic	$(0.02)	$0.05
Diluted	(0.02)	0.05
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	361	697

The "potential dilutive common stock equivalents" and the "stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive" shown in the table above include the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.  These warrants were dilutive for the three months ended March 31, 2011; however, since there was a loss attributable to common shareholders there are no shares reported as potentially dilutive common stock equivalents in the table above.  For the three months ended March 31, 2010 the warrants were anti-dilutive and included in the figure above.

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

The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2011 and 2010.  The Company does not have an accrual for uncertain tax positions as of March 31, 2011 or December 31, 2010, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2007 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

Changes in Other Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010:

(In thousands)	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance at December 31, 2009			$5
Unrealized holding gain on securities arising during the period	$468	$193	275
Less: Reclassification adjustment for gains included in net income	4	1	3
Net unrealized gain on securities arising during the period	464	192	272
Balance at March 31, 2010			$277

Balance at December 31, 2010			$423
Unrealized holding gain on securities arising during the period	$446	$171	275
Less: Reclassification adjustment for gains included in net income	125	42	83
Net unrealized gain on securities arising during the period	321	129	192
Balance at March 31, 2011			$615

Net unrealized gains (losses) on cash flow hedges:
Balance at December 31, 2009			$(466)
Unrealized holding gain on cash flow hedges arising during the period	$1	$-	1
Balance at March 31, 2010			$(465)

Balance at December 31, 2010			$(300)
Unrealized holding gain on cash flow hedges arising during the period	$139	$55	84
Balance at March 31, 2011			$(216)

Total Accumulated Other Comprehensive Income at March 31, 2011			$399

NOTE 6.  Fair Value

Fair Value Measurement

The Company follows FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

Level 1 Inputs
·	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
·
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury, U.S. Government and sponsored entity agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs
·	Quoted prices for similar assets or liabilities in active markets.
·	Quoted prices for identical or similar assets or liabilities in inactive markets.
·
Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

·	Generally, this includes U.S. Government and sponsored entity mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3 Inputs
·	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
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

As of March 31, 2011, the fair value of the Company's AFS securities portfolio was $103.2 million.  Approximately 77 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $79.2 million at March 31, 2011.  Approximately $69.6 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at March 31, 2011.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

There were no changes in the inputs or methodologies used to determine fair value during the periods ended March 31, 2011 as compared to the periods ended December 31, 2010 and March 31, 2010.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$8,866	$-	$8,866
State and political subdivisions	-	11,397	-	11,397
Residential mortgage-backed securities	-	79,186	-	79,186
Commercial mortgage-backed securities	-	1,656	-	1,656
Trust preferred securities	-	561	-	561
Other equities	-	1,572	-	1,572
Total securities available for sale	-	103,238	-	103,238
Financial Liabilities:
Interest rate swap agreements	-	360	-	360

	As of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$6,462	$-	$6,462
State and political subdivisions	-	10,963	-	10,963
Residential mortgage-backed securities	-	85,741	-	85,741
Commercial mortgage-backed securities	-	1,826	-	1,826
Trust preferred securities	-	565	-	565
Other equities	-	1,574	-	1,574
Total securities available for sale	-	107,131	-	107,131
Financial Liabilities:
Interest rate swap agreements	-	499	-	499

The changes in Level 2 assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized as follows:

	As of March 31, 2011
(In thousands)	Securities Available for Sale	Interest Rate Swap Agreements
Beginning balance December 31, 2010	$107,131	$499
Total net gains (losses) included in:
Net income	125	-
Other comprehensive income	321	(139)
Purchases, sales, issuances and settlements, net	4,339	-
Transfers in and/or out of Level 2	-	-
Ending balance March 31, 2011	$103,238	$360

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

Impaired Collateral-Dependent Loans
The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2011, the valuation allowance  for impaired loans was $2.8 million, an increase of  $320 thousand from $2.5 million at December 31, 2010.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of March 31, 2011:

	As of March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value gain (loss) during three months ended March 31, 2011
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$605	$605	$(404)
Impaired collateral-dependent loans	-	-	11,498	11,498	(320)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2011 and December 31, 2010 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
For these short-term instruments, the carrying value is a reasonable estimate of fair value.

Loans
The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the interest rate risk inherent in the loan, except for previously discussed impaired loans.

SBA loans held for sale
   The fair value of SBA loans held for sale is estimated by using a market approach that includes significant other observable inputs.

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

Standby Letters of Credit
At March 31, 2011, the Bank had standby letters of credit outstanding of $2.1 million, as compared to $1.5 million at December 31, 2010.  The fair value of these commitments is nominal.

The table below presents the estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$55,358	$55,358	$43,926	$43,926
Securities available for sale	103,238	103,238	107,131	107,131
Securities held to maturity	17,577	17,774	21,111	21,351
SBA loans held for sale	9,933	10,568	10,397	11,048
Loans, net of allowance for loan losses	589,314	583,408	591,175	588,519
Federal Home Loan Bank stock	4,206	4,206	4,206	4,206
SBA servicing assets	440	440	512	512
Accrued interest receivable	3,725	3,725	3,791	3,791
Financial liabilities:
Deposits	656,776	635,198	654,788	634,713
Borrowed funds and subordinated debentures	90,465	103,595	90,465	103,704
Accrued interest payable	569	569	556	556
Interest rate swap agreements	360	360	499	499

Note 7.Securities

    This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US Government sponsored entities	$8,839	$59	$(32)	$8,866	$6,415	$47	$-	$6,462
State and political subdivisions	11,243	199	(45)	11,397	11,246	23	(306)	10,963
Residential mortgage-backed securities	77,902	1,808	(524)	79,186	84,359	2,022	(640)	85,741
Commercial mortgage-backed securities	1,649	12	(5)	1,656	1,827	3	(4)	1,826
Trust preferred securities	978	-	(417)	561	977	-	(412)	565
Other securities	1,610	3	(41)	1,572	1,610	-	(36)	1,574
Total securities available for sale	$102,221	$2,081	$(1,064)	$103,238	$106,434	$2,095	$(1,398)	$107,131
Held to maturity:
State and political subdivisions	$2,297	$2	$(9)	$2,290	$2,297	$-	$(66)	$2,231
Residential mortgage-backed securities	11,965	374	(292)	12,047	14,722	444	(318)	14,848
Commercial mortgage-backed securities	3,265	160	-	3,425	4,042	217	-	4,259
Trust preferred securities	50	-	(38)	12	50	-	(37)	13
Total securities held to maturity	$17,577	$536	$(339)	$17,774	$21,111	$661	$(421)	$21,351

    This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2011 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$865	2.32%	$5,093	2.62%	$2,908	4.30%	$8,866	3.15%
State and political subdivisions	-	-	170	6.50	3,677	3.11	7,550	3.84	11,397	3.64
Residential mortgage-backed securities	-	-	787	3.10	6,327	0.78	72,072	3.48	79,186	3.55
Commercial mortgage-backed securities	-	-	-	-	-	-	1,656	6.09	1,656	6.09
Trust preferred securities	-	-	-	-	-	-	561	1.08	561	1.08
Other securities	-	-	-	-	-	-	1,572	3.44	1,572	3.44
Total securities available for sale	$-	-%	$1,822	3.05%	$15,097	1.97%	$86,319	3.58%	$103,238	3.55%
Held to maturity at cost:
State and political subdivisions	$-	-%	$-	-%	$-	-%	$2,297	5.15%	$2,297	5.15%
Residential mortgage-backed securities	-	-	423	4.25	3,367	4.75	8,175	4.75	11,965	4.73
Commercial mortgage-backed securities	-	-	-	-	-	-	3,265	10.14	3,265	10.14
Trust preferred securities	-	-	-	-	-	-	50	-	50	-
Total securities held to maturity	$-	-%	$423	4.25%	$3,367	4.75%	$13,787	6.08%	$17,577	5.78%

    The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	2	$1,469	$(32)	$-	$-	$1,469	$(32)
State and political subdivisions	8	2,586	(45)	-	-	2,586	(45)
Residential mortgage-backed securities	17	15,417	(325)	2,916	(199)	18,333	(524)
Commercial mortgage-backed securities	1	-	-	1,344	(5)	1,344	(5)
Trust preferred securities	1	-	-	561	(417)	561	(417)
Other equities	3	-	-	1,019	(41)	1,019	(41)
Total temporarily impaired investments	32	$19,472	$(402)	$5,840	$(662)	$25,312	$(1,064)
Held to maturity:
State and political subdivisions	3	$1,803	$(9)	$-	$-	$1,803	$(9)
Residential mortgage-backed securities	6	2,783	(75)	2,449	(217)	5,232	(292)
Trust preferred securities	2	-	-	13	(38)	12	(38)
Total temporarily impaired investments	11	$4,586	$(84)	$2,462	$(255)	$7,047	$(339)
	December 31, 2010
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
State and political subdivisions	31	$9,051	$(306)	$-	$-	$9,051	$(306)
Residential mortgage-backed securities	17	14,651	(422)	3,547	(218)	18,198	(640)
Commercial mortgage-backed securities	1	-	-	1,516	(4)	1,516	(4)
Trust preferred securities	1	-	-	565	(412)	565	(412)
Other equities	4	-	-	1,074	(36)	1,074	(36)
Total temporarily impaired investments	54	$23,702	$(728)	$6,702	$(670)	$30,404	$(1,398)
Held to maturity:
State and political subdivisions	4	$2,231	$(66)	$-	$-	$2,231	$(66)
Residential mortgage-backed securities	5	2,243	(75)	2,651	(243)	4,894	(318)
Trust preferred securities	2	-	-	13	(37)	13	(37)
Total temporarily impaired investments	11	$4,474	$(141)	$2,664	$(280)	$7,138	$(421)

Unrealized Losses

    The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

    U.S. Government sponsored entities and state and political subdivision securities: The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

    Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

   Trust preferred securities:  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At March 31, 2011, this category consisted of one single-issuer trust preferred security.  The issuer of the trust preferred security is considered a well capitalized institution per regulatory standards and significantly strengthened its capital position. In addition, the issuer has ample liquidity, bolstered its allowance for loan losses, was profitable in 2010 and is projected to be profitable in 2011. The contractual terms do not allow the security to be settled at a price less than the par value. Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired as of March 31, 2011.

    Other securities: Included in this category is stock of other financial institutions and Community Reinvestment Act (“CRA”) investments.  The unrealized losses on other securities are caused by decreases in the market prices of the shares.  The Company has evaluated the prospects of the issuer and has forecasted a recovery period; therefore these investments are not considered other-than-temporarily impaired as of March 31, 2011.

Realized Gains and Losses and Other-Than-Temporary Impairment

    Gross realized gains (losses) on securities and other-than-temporary impairment charges for the three months ended March 31, 2011 and 2010 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2011	2010
Available for sale:
Realized gains	$126	$244
Realized losses	(1)	(150)
Other-than-temporary impairment charges	-	-
Total securities available for sale	$125	$94

Held to maturity:
Realized gains	$-	$-
Realized losses	-	(90)
Other-than-temporary impairment charges	-	-
Total securities held to maturity	$-	$(90)

Net gains on sales of securities and other-than-temporary impairment charges	$125	$4

    The net realized gains and losses are included in noninterest income in the Consolidated Statements of Operations as net securities gains.  For the three months ended March 31, 2011 and 2010, gross realized gains on sales of securities amounted to $126 thousand and $244 thousand, respectively, and gross realized losses were $1 thousand and $150 thousand, respectively.  The gross gains during the three months ending March 31, 2011 are primarily attributed to the Company selling approximately $5 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $126 thousand.  These gains were partially offset by losses of $1 thousand on the sale of approximately $30 thousand in book value of two mortgage-backed securities.   The gross gains of $244 thousand in the first three months of 2010 are primarily attributed to the Company selling approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales and one called structured agency security with a resulting gain of  $3 thousand.   These gains were partially offset by losses of $150 thousand on the sale of two mortgage backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of $2.0 million  Although designated as held to maturity, these municipal securities were sold due to the deterioration in the issuer’s creditworthiness, as evidenced by downgrades in their credit ratings.
Pledged Securities

    Securities with a carrying value of $76.2 million and $67.7 million at March 31, 2011 and 2010, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $21.4 million and $3 million pledged against Government deposits at March 31, 2011 and 2010.

Note 8.Allowance for Loan Losses & Unfunded Loan Commitments

    Management reviews the level of the allowance for loan losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans, (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

    Beginning in the third quarter of 2009, when calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate, and high risk.  The factors are evaluated separately for each type of loan.  For example, commercial loans are broken down further into commercial loans, commercial real estate loans, and commercial construction loans.  Each type of loan is risk weighted for each environmental factor based on its individual characteristics.

    For SBA 7(a), SBA 504 and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis.  The loan grading system incorporates  reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower's industry and future prospects.  It also incorporates analysis of the type of collateral and the relative loan to value ratio.

    For residential mortgage and consumer loans,  the estimate of loss is based on pools of loans with similar characteristics.  Factors such as credit score, delinquency status and type of collateral are evaluated.  Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

    According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectable.  All credits which are 90 days past due must be analyzed for the Company’s ability to collect on the credit.  Once a loss is known to exist, the charge-off approval process is immediately expedited.  This charge-off policy is followed for all loan types.

    An analysis of the change in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is presented in the table below.  The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.

For the three months ended March 31, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364
Charge-offs	(711)	-	(848)	(142)	-	-	(1,701)
Recoveries	8	-	98	4	2	-	112
Net charge-offs	(703)	-	(750)	(138)	2	-	(1,589)
Provision for loan losses charged to expense	759	71	1,524	258	(61)	(51)	2,500
Ending balance	$4,254	$1,622	$6,785	$1,799	$527	$288	$15,275

Ending balance:
Individually evaluated for impairment	$1,421	$85	$1,271	$-	$-	$-	$2,777
Collectively evaluated for impairment	2,833	1,537	5,514	1,799	527	288	12,498
Totals	$4,254	$1,622	$6,785	$1,799	$527	$288	$15,275

Loan ending balances:
Individually evaluated for impairment	$6,474	$9,521	$16,491	$-	$-	$-	$32,486
Collectively evaluated for impairment	78,116	50,571	266,644	132,512	54,193	-	582,036
Total ending balance	$84,590	$60,092	$283,135	$132,512	$54,193	$-	$614,522

For the three months ended March 31, 2010
Allowance for credit losses:
Beginning balance	$13,842
Charge-offs	(1,335)
Recoveries	48
Net charge-offs	(1,287)
Provision for loan losses charged to expense	1,500
Ending balance	$14,055

    In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At March 31, 2011 and December 31, 2010, a $65 thousand commitment reserve was reported on the balance sheet as an “other liability”.

 Credit Risk: Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan.  A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.  The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins when we initiate contact regarding a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality, as well as independent credit reviews by an outside firm.

    For SBA 7(a), SBA 504 and commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality.  A loan’s internal risk rating is updated at least annually and more frequently if circumstances warrant a change in risk rating.  The Company uses a 1 through 10 loan grading system that follows regulatory accepted definitions.

•
Risk ratings of 1 through 6 are used for loans that are performing, as they meet, and are expected to continue to meet, all of the terms and conditions set forth in the original loan documentation, and are generally current on principal and interest payments.  These performing loans are termed “Pass”.

•
Criticized loans are assigned a risk rating of 7 and termed “Special Mention”, as the borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention.  If not checked or corrected, these trends will weaken the Bank’s collateral and position.  While potentially weak, these borrowers are currently marginally acceptable and no loss of interest or principal is anticipated.  As a result, special mention assets do not expose an institution to sufficient risk to warrant adverse classification.  Included in “Special Mention” could be turnaround situations, such as borrowers with deteriorating trends beyond one year, borrowers in start up or deteriorating industries, or borrowers with a poor market share in an average industry.  "Special Mention" loans may include an element of asset quality, financial flexibility, or management below average.  Management and ownership may have limited depth or experience.  Regulatory agencies have agreed on a consistent definition of “Special Mention” as an asset with potential weaknesses which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  This definition is intended to ensure that the “Special Mention” category is not used to identify assets that have as their sole weakness credit data exceptions or collateral documentation exceptions that are not material to the repayment of the asset.

•
Classified loans are assigned a risk rating of an 8 or 9, depending upon the prospect for collection, and deemed “Substandard”.  A risk rating of 8 is used for borrowers with well-defined weaknesses that jeopardize the orderly liquidation of debt.  The loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.  Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned.  There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified “Substandard”.  A risk rating of 9 is used for borrowers that have all the weaknesses inherent in a loan with a risk rating of 8, with the added characteristic that the weaknesses make collection of debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Serious problems exist to the point where partial loss of principal is likely.  The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined.   Pending factors include proposed merger, acquisition, or liquidation procedures; capital injection; perfecting liens on additional collateral; and refinancing plans.  Partial charge-offs are likely.

•
Once a borrower is deemed incapable of repayment of unsecured debt, the risk rating becomes a 10, the loan is termed a “Loss”, and charged-off immediately.  Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these basically worthless assets even though partial recovery may be affected in the future.

    For residential mortgage and consumer loans,management uses performing versus nonperforming as the best indicator of credit quality.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.   These credit quality indicators are updated on an ongoing basis, as a loan is placed on nonaccrual status as soon as management believes there is sufficient doubt as to the ultimate ability to collect interest on a loan.

   The tables below detail the Company’s loans by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$48,383	$21,863	$14,344	$84,590
SBA 504 loans	31,663	13,821	14,608	60,092
Commercial loans
Commercial other	17,971	4,586	1,983	24,540
Commercial real estate	178,783	60,942	9,061	248,786
Commercial real estate construction	6,735	2,190	884	9,809
Total commercial loans	203,489	67,718	11,928	283,135
Total SBA, SBA 504 and Commercial loans	$283,535	$103,402	$40,880	$427,817

	March 31, 2011
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$119,588	$2,292	$121,880
Residential construction	2,247	-	2,247
Purchased residential mortgages	6,268	2,117	8,385
Total residential mortgage loans	$128,103	4,409	$132,512
Consumer loans
Home equity	$52,502	$405	$52,907
Consumer other	1,285	1	1,286
Total consumer loans	$53,787	$406	$54,193
Total loans			$614,522

	December 31, 2010
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$48,500	$25,668	$11,970	$86,138
SBA 504 loans	30,235	15,366	18,675	64,276
Commercial loans
Commercial other	17,402	4,764	2,102	24,268
Commercial real estate	169,093	67,305	10,493	246,891
Commercial real estate construction	6,197	2,715	1,134	10,046
Total commercial loans	192,692	74,784	13,729	281,205
Total SBA, SBA 504 and Commercial loans	$271,427	$115,818	$44,374	$431,619

	December 31, 2010
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$114,716	$2,453	$117,169
Residential construction	2,711	-	2,711
Purchased residential mortgages	5,888	2,632	8,520
Total residential mortgage loans	$123,315	$5,085	$128,400
Consumer loans
Home equity	$54,024	$249	$54,273
Consumer other	1,644	-	1,644
Total consumer loans	$55,668	$249	$55,917
Total loans			$615,936

    Nonperforming and past due loans: Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more generally represent loans that are well collateralized and in a continuing process that is expected to result in repayment or restoration to current status.

    The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The current state of the economy and the downturn in the real estate market have resulted in increased loan delinquencies and defaults.  In some cases, these factors have also resulted in significant impairment to the value of loan collateral.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrowers’ financial statements and tax returns.
   The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
SBA loans	$5,187	$-	$299	$9,057	$14,543	$70,047	$84,590
SBA 504 loans	5,264	-	1,339	4,300	10,903	49,189	60,092
Commercial loans
Commercial other	-	151	591	185	927	23,613	24,540
Commercial real estate	6,744	85	533	4,682	12,044	236,742	248,786
Commercial real estate construction	-	-	-	884	884	8,925	9,809
Residential mortgage loans
Residential mortgages	953	1,879	1,059	2,292	6,183	115,697	121,880
Residential construction	47	-	-	-	47	2,200	2,247
Purchased residential mortgages	31	-	427	2,117	2,575	5,810	8,385
Consumer loans
Home equity	511	48	-	405	964	51,943	52,907
Consumer other	-	-	-	1	1	1,285	1,286
Total loans	$18,737	$2,163	$4,248	$23,923	$49,071	$565,451	$614,522

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
SBA loans	$1,297	$1,181	$374	$8,162	$11,014	$75,124	$86,138
SBA 504 loans	-	1,339	-	2,714	4,053	60,223	64,276
Commercial loans
Commercial other	693	86	-	179	958	23,310	24,268
Commercial real estate	3,051	176	-	4,139	7,366	239,525	246,891
Commercial real estate contruction	-	-	-	1,134	1,134	8,912	10,046
Residential mortgage loans
Residential mortgages	2,123	144	-	2,453	4,720	112,449	117,169
Residential construction	-	-	-	-	-	2,711	2,711
Purchased residential mortgages	117	-	-	2,632	2,749	5,771	8,520
Cosumer loans
Home equity	175	325	-	249	749	53,524	54,273
Consumer other	5	-	-	-	5	1,639	1,644
Total loans	$7,461	$3,251	$374	$21,662	$32,748	$583,188	$615,936

    Impaired Loans: The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Impairment is evaluated in total for smaller-balance loans of a similar nature, (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  At March 31, 2011, there were eighteen loans totaling $17.4 million that were classified as TDRs by the Company and are deemed impaired, compared to fifteen such loans totaling $14.1 million at December 31, 2010.  There was one TDR for $265 thousand which is included in the nonperforming loan figures listed above.  The remaining TDRs are not included in the nonperforming loan figures, as they continue to perform under their modified terms.

    The following tables provide detail on the Company’s impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(In thousands)	Recorded Investment (Balance less specific reserves)	Outstanding Principal Balance	Related Allowance	Average Recorded Investment	Year to Date Lost Interest on Impaired Loans	Year to Date Interest Income Collected on Impaired Loans
With no related allowance:
SBA loans(1)	$2,226	$2,226	$-
SBA 504 loans	7,046	7,046	-
Commercial loans
Commercial other	177	177	-
Commercial real estate	13,374	13,374	-
Total commercial loans	13,551	13,551	-
Total impaired loans with no related allowance	$22,823	$22,823	$-

With an allowance:
SBA loans(1)	$2,827	$4,248	$1,421
SBA 504 loans	2,390	2,475	85
Commercial loans
Commercial other	61	993	932
Commercial real estate	857	1,063	206
Commercial real estate construction	751	884	133
Total commercial loans	1,669	2,940	1,271
Total impaired loans with a related allowance	$6,886	$9,663	$2,777

Total individually evaluated impaired loans:
SBA loans(1)	$5,053	$6,474	$1,421	$6,872	$119	$23
SBA 504 loans	9,436	9,521	85	8,487	78	-
Commercial loans
Commercial other	238	1,170	932	509	4	-
Commercial real estate	14,231	14,437	206	10,731	101	20
Commercial real estate construction	751	884	133	1,051	32	-
Total commercial loans	15,220	16,491	1,271	12,291	137	20
Total individually evaluated impaired loans	$29,709	$32,486	$2,777	$27,650	$334	$43

Homogeneous loans collectively evaluated for impairment:
Residential mortgage loans
Residential mortgages	$2,292	$2,292	$-	$2,217	$38	$-
Purchased mortgages	2,117	2,117	-	2,143	32	-
Total residential mortgage loans	4,409	4,409	-	4,360	70	-
Consumer loans
Home equity	405	405	-	228	-	4
Consumer Other	1	1	-	-	-	-
Total consumer loans	406	406		228	-	4
Total other homogeneous loans evaluated for impairment	4,815	4,815	-	4,588	70	4
Total impaired loans	$34,524	$37,301	$2,777	$32,238	$404	$47
(1) Balances are reduced by amount guaranteed by the Small Business Administration

	December 31, 2010
(In thousands)	Recorded Investment (Balance less specific reserves)	Outstanding Principal Balance	Related Allowance	Average Recorded Investment	Year to Date Lost Interest on Impaired Loans	Year to Date Interest Income Collected on Impaired Loans
With no related allowance:
SBA loans(1)	$2,362	$2,362	$-
SBA 504 loans	8,145	8,145	-
Commercial loans
Commercial other	179	179	-
Commercial real estate	7,891	7,891	-
Total commercial loans	8,070	8,070	-
Total impaired loans with no related allowance	$18,577	$18,577	$-

With an allowance:
SBA loans(1)	$2,765	$4,526	$1,761
SBA 504 loans	2,390	2,477	87
Commercial loans
Commercial real estate	764	990	226
Commercial real estate construction	751	1,134	383
Total commercial loans	1,515	2,124	609
Total impaired loans with a related allowance	$6,670	$9,127	$2,457

Total individually evaluated impaired loans:
SBA loans(1)	$5,127	$6,888	$1,761	$6,792	$317	$234
SBA 504 loans	10,535	10,622	87	6,454	133	69
Commercial loans
Commercial other	179	179	-	425	16	1
Commercial real estate	8,655	8,881	226	10,964	367	143
Commercial real estate construction	751	1,134	383	813	84	47
Total commercial loans	9,585	10,194	609	12,202	467	191
Total individually evaluated impaired loans	$25,247	$27,704	$2,457	$25,448	$917	$494

Homogeneous loans collectively evaluated for impairment:
Residential mortgage loans
Residential mortgages	$2,453	$2,453	$-	$4,632	$147	$-
Purchased mortgages	2,632	2,632	-	1,897	136	-
Total residential mortgage loans	5,085	5,085	-	6,529	283	-
Consumer loans
Home equity	249	249	-	341	2	9
Total other homogeneous loans evaluated for impairment	5,334	5,334	-	6,870	285	9
Total impaired loans	$30,581	$33,038	$2,457	$32,318	$1,202	$503
(1) Balances are reduced by amount guaranteed by the Small Business Administration

Note 9.  New Accounting Pronouncements

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance (Accounting Standards Update No. 2011-01) under ASC Topic 310, "Receivables", temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20.   The delay was intended to allow the Board time to complete its deliberations on what constituted a troubled debt restructuring.  In April 2011, new authoritative guidance (Accounting Standards Update No. 2011-02) under ASC Topic 310 was released to assist creditors in determining whether a restructuring is a troubled debt restructuring.  This update clarifies the guidance on a whether a creditor has made a concession and whether a debtor is experiencing financial difficulties. In addition, the disclosures that were deferred under ASU 2011-01 will now be required. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Early adoption is permitted.  The Company will evaluate this new disclosure guidance, but does not expect it to have any effect on the Company's reported financial condition or results of operations.

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2010 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

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

Earnings Summary

For the quarter ended March 31, 2011, the Company reported a net loss attributable to common shareholders of $164 thousand, or $0.02 per diluted share, compared to net income available to common shareholders of $375 thousand, or $0.05 per diluted share for the same period a year ago.  Over the past three months, we have seen signs of economic recovery, albeit at a moderate rate.  However, there continues to be stress on the financial industry in terms of asset quality and loan demand.  Credit quality continues to remain a primary focus as delinquencies are inflated throughout the industry.

We have been impacted by these economic conditions and the impact the recession has had on our borrowers and consequently have focused on credit quality and capital management.  Our performance continues to be challenged by credit quality concerns: Nonperforming assets rose from year-end levels, our provision for loan losses increased and the cost of loan collection and other real estate owned (“OREO”) property expenses are elevated.   However, we are proud to report continued net interest margin improvement, core deposit growth and the Company remains well capitalized.

Our quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2011	2010
Net income (loss) per common share - Basic (1)	$(0.02)	$0.05
Net income (loss) per common share - Diluted (1)	$(0.02)	$0.05
Return on average assets	0.11%	0.34%
Return (loss) on average common equity (2)	(1.31)%	3.09%
Efficiency ratio	71.56%	70.98%

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

Tax-equivalent interest income was $10.3 million for the three months ended March 31, 2011, a decrease of $1.2 million or 10.8 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets and a decrease in the average volume of earning assets:

•
Of the $1.2 million decrease in interest income on a tax-equivalent basis, $323 thousand was attributed to reduced yields on average interest-earning assets and $925 thousand was attributable to the decrease in volume of average interest-earning assets.

•
The average volume of interest-earning assets decreased $72.8 million to $778.1 million for the first quarter of 2011 compared to $850.8 million for the same period in 2010. This was due primarily to a $39.0 million decrease in average loans and a $34.1 million decrease in average investment securities.

•
The yield on interest-earning assets decreased 13 basis points to 5.34 percent for the first quarter of 2011 when compared to the first quarter of 2010, due to continued re-pricing in an overall lower interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There was a slight increase in the yield on consumer loans.

Total interest expense was $2.8 million for the three months ended March 31, 2011, a decrease of $1.3 million or 31.7 percent compared to the same period in 2010.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $1.3 million decrease in interest expense, $675 thousand was attributed to a decrease in the rates paid on interest-bearing liabilities and $607 thousand was due to the decrease in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $658.4 million for the first quarter of 2011, a decrease of $85.7 million or 11.5 percent, compared to the first quarter of 2010.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and borrowed funds, partially offset by increases in all other deposit categories.

•
The average cost of interest-bearing liabilities decreased 50 basis points to 1.70 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 57 basis points to 1.30 percent for the first quarter of 2011 and the cost of borrowed funds and subordinated debentures decreased 9 basis points to 4.20 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

Tax-equivalent net interest income remained stable at $7.5 million for the quarters ended March 31, 2011 and March 31, 2010.  Net interest margin increased 35 basis points to 3.92 percent for the quarter ended March 31, 2011, compared to 3.57 percent for the same period in 2010.  The net interest spread was 3.64 percent for the first quarter of 2011, a 37 basis point increase from 3.27 percent for the same period in 2010.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)
For the three months ended March 31,	2011			2010
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$33,252	$11	0.13%	$32,493	$26	0.32%
Federal Home Loan Bank stock	4,206	66	6.36	4,677	34	2.95
Securities:
Available for sale	105,027	912	3.47	131,295	1,294	3.94
Held to maturity	19,516	292	5.98	27,323	354	5.18
Total securities (A)	124,543	1,204	3.87	158,618	1,648	4.16
Loans, net of unearned discount:
SBA	85,861	1,236	5.76	98,140	1,452	5.92
SBA 504	61,998	955	6.25	70,444	1,087	6.26
Commercial	282,605	4,306	6.18	292,055	4,604	6.39
Residential mortgage	130,745	1,831	5.60	134,611	1,961	5.83
Consumer	54,849	686	5.07	59,779	731	4.96
Total loans (A),(B)	616,058	9,014	5.91	655,029	9,835	6.06
Total interest-earning assets	$778,059	$10,295	5.34%	$850,817	$11,543	5.47%
Noninterest-earning assets:
Cash and due from banks	17,764			21,962
Allowance for loan losses	(15,054)			(14,581)
Other assets	39,767			40,896
Total noninterest-earning assets	42,477			48,277
Total Assets	$820,536			$899,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$103,550	$139	0.54%	$102,593	$258	1.02%
Savings deposits	289,805	581	0.81	289,251	901	1.26
Time deposits	174,620	1,097	2.55	251,774	1,813	2.92
Total interest-bearing deposits	567,975	1,817	1.30	643,618	2,972	1.87
Borrowed funds and subordinated debentures	90,465	950	4.20	100,500	1,077	4.29
Total interest-bearing liabilities	$658,440	$2,767	1.70%	$744,118	$4,049	2.20%
Noninterest-bearing liabilities:
Demand deposits	88,797			83,164
Other liabilities	3,530			4,069
Total noninterest-bearing liabilities	92,327			87,233
Shareholders’ equity	69,769			67,743
Total Liabilities and Shareholders’ Equity	$820,536			$899,094
Net interest spread		$7,528	3.64%		$7,494	3.27%
Tax-equivalent basis adjustment		(53)			(30)
Net interest income		$7,475			$7,464
Net interest margin			3.92%			3.57%

A)
Yields related to securities and loans exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state tax rates.

B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	Three months ended March 31, 2011 versus March 31, 2010
	Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$1	$(16)	$(15)
Federal Home Loan Bank stock	(3)	35	32
Investment securities	(351)	(93)	(444)
Net loans	(572)	(249)	(821)
Total interest income	$(925)	$(323)	$(1,248)
Interest Expense:
Interest-bearing demand deposits	$2	$(121)	$(119)
Savings deposits	2	(322)	(320)
Time deposits	(506)	(210)	(716)
Total deposits	(502)	(653)	(1,155)
Borrowed funds and subordinated debentures	(105)	(22)	(127)
Total interest expense	(607)	(675)	(1,282)
Net interest income – fully tax-equivalent	$(318)	$352	34
Increase in tax-equivalent adjustment			(23)
Net interest income			$11

Provision for Loan Losses

The provision for loan losses totaled $2.5 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.3 million for the three months ended March 31, 2011, an increase of $345 thousand compared with the same period in 2010.  The increase is primarily due to higher gains on the sale of SBA loans and security gains.

The following table shows the components of noninterest income for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(In thousands)	2011	2010
Branch fee income	$344	$362
Service and loan fee income	243	209
Gain on sale of SBA loans held for sale, net	111	-
Gain on sale of mortgage loans	169	145
Bank owned life insurance	73	73
Net security gains	125	4
Other income	190	117
Total noninterest income	$1,255	$910

Changes in our noninterest income for the three months ended March 31, 2011 versus the three months ended March 31, 2010 reflect:

•	Branch fee income was relatively flat for the three months ended March 31, 2011, when compared to the same period a year ago.
•
For the three months ended March 31, 2011, service and loan fee income increased $34 thousand when compared to the same period in the prior year.  The increase is primarily due to higher levels of late-charge fees.

•
Net gains on SBA loan sales amounted to $111 thousand for the three months ended March 31, 2011, on  $1.2 million of SBA loans sold during the quarter.  There were no gains on SBA loan sales for the three months ended March 31, 2010.

•
For the three months ended March 31, 2011, gains on the sale of mortgage loans increased $24 thousand, when compared to the same period in the prior year.  The increase is directly related to a higher volume of mortgage loans originated.  Sales of mortgage loans totaled $9.7 million for the three months ended March 31, 2011.

•
In December 2004, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  An additional $2.5 million was purchased in January 2010 to offset the rising costs of employee benefits.  The increase in the cash surrender value of the BOLI was $73 thousand for the three months ended March 31, 2011 and March 31, 2010.

•
For the three months ended March 31, 2011 and 2010, net gains on sales of securities totaled $125 thousand and $4 thousand, respectively.  The gross gains during the three months ending March 31, 2011 are primarily attributed to the Company selling approximately $5 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $126 thousand.  These gains were partially offset by losses of $1 thousand on the sale of approximately $30 thousand in book value of two mortgage-backed securities.   The gross gains of $244 thousand in the first three months of 2010 are primarily attributed to the Company selling approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales and one called structured agency security with a resulting gain of  $3 thousand.   These gains were partially offset by losses of $150 thousand on the sale of two mortgage backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of $2.0 million  Although designated as held to maturity, these municipal securities were sold due to the deterioration in the issuer’s creditworthiness, as evidences by downgrades in their credit ratings.

•	For the three months ended March 31, 2011, other income increased $73 thousand, when compared to the same period in the prior year.

 Noninterest Expense

Total noninterest expense was $6.2 million for the first quarter of 2011, an increase of $217 thousand or 3.7 percent over the first quarter of 2010. The majority of this increase is due to increased expenses related to other real estate owned ("OREO").

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(In thousands)	2011	2010
Compensation and benefits	$3,057	$2,999
Occupancy	720	677
Processing and communications	507	524
Furniture and equipment	384	423
Professional services	202	229
Loan collection costs	224	184
OREO expenses	222	30
Deposit insurance	319	330
Advertising	118	106
Other expenses	405	439
Total noninterest expense	$6,158	$5,941

Changes in noninterest expense for the three months ended March 31, 2011 versus the three months ended March 31, 2010 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $58 thousand for the three months ended March 31, 2011, when compared to the same period in 2010.  This increase is attributed to higher employee medical benefits costs and increased residential mortgage commissions due to a larger sales volume, partially offset by lower incentive bonus payments.

•	Occupancy expense increased $43 thousand for the three months ended March 31, 2011, when compared to the same period in 2010, primarily due to seasonal snow removal expenses.
•	Processing and communications expenses remained relatively flat for the three months ended March 31, 2011 when compared to the same period in 2010.
•
Furniture and equipment expense decreased $39 thousand for the three months ended March 31, 2011, when compared to the same period in 2010.  This decrease was primarily due to lower depreciation expense.

•
Professional service fees decreased $27 thousand for the three months ended March 31, 2011, when compared to the same period in 2010, due to lower consulting, loan review, accounting and tax and legal fees.

•	Loan collection costs increased $40 thousand for the three months ended March 31, 2011, when compared to the same period in 2010. The increase is primarily due to increased legal and appraisal costs.
•
OREO expenses increased $192 thousand for the three months ended March 31, 2011, when compared to the same period in 2010, due to increased real estate carrying costs and valuation adjustments on OREO properties.

•	Deposit insurance expense remained relatively flat for the three months ended March 31, 2011, when compared to the same period in 2010.
•	Advertising expense remained relatively flat for the three months ended March 31, 2011, when compared to the same period in 2010.
•	Other expenses decreased $34 thousand for the three months ended March 31, 2011, when compared to the same period in 2010.

 Income Tax Expense

For the quarter ended March 31, 2011, the Company recorded an income tax benefit of $148 thousand, compared to an income tax expense of $185 thousand for the same period a year ago.   The current 2011 tax provision represents an effective tax rate of approximately (205.6) percent as compared to 19.8 percent for the prior year.  The provision for income taxes includes the reversal of $125 thousand of a valuation reserve for deferred taxes related to the net operating loss carry-forward deferred tax asset for the three months ended March 31, 2011.

Financial Condition at March 31, 2011

Total assets increased $2.4 million or 0.3 percent, to $820.8 million at March 31, 2011, compared to $818.4 million at December 31, 2010. This increase was primarily due to an $11.4 million increase in cash and cash equivalents partially offset by a $7.4 million decrease in total securities and a $1.4 million decrease in total loans.  Total deposits increased $2.0 million and borrowed funds remained stable.  Total shareholders’ equity increased $296 thousand over year-end 2010.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $103.2 million at March 31, 2011, a decrease of $3.9 million or 3.6 percent, compared to $107.1 million at December 31, 2010.  This net decrease was the result of the following:

•          $9.9 million in principal payments, maturities and called bonds,
•          $11.0 million in purchases of collateralized mortgage obligations (“CMOs”), structured agencies, and Community Reinvestment Act ("CRA") investments,
•          $5 million in sales net of realized gains, which consisted primarily of mortgage-backed securities and CMOs,
•          $196 thousand in net amortization of premiums, and
•          $320 thousand of appreciation in the market value of the portfolio.  At March 31, 2011, the portfolio had a net unrealized gain of $1 million compared to a net unrealized gain of $697 thousand at December 31, 2010. These unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss).

The average balance of AFS securities amounted to $105.0 million for the three months ended March 31, 2011, compared to $131.3 million for the same period in 2010. The average yield earned on the AFS portfolio decreased 47 basis points, to 3.47 percent for the three months ended March 31, 2011, from 3.94 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 3.3 years at March 31, 2011, compared to 2.5 years at December 31, 2010.

At March 31, 2011, the Company’s AFS portfolio included one bank trust preferred security with a book value of $978 thousand and a fair value of $561 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At March 31, 2011, the Company had not taken any OTTI credit loss adjustments on this security. Management will continue to monitor the performance of the security and the underlying institution for impairment.

HTM securities were $17.6 million at March 31, 2011, a decrease of $3.5 million or 16.7 percent, from year-end 2010.  This net decrease was the result of:

•	$3.6 million in principal payments, maturities and called bonds
•	$50 thousand in net accretion of discounts.

As of March 31, 2011 and December 31, 2010, the fair value of HTM securities was $17.8 million and $21.4 million, respectively. The average balance of HTM securities amounted to $19.5 million for the three months ended March 31, 2011, compared to $27.3 million for the same period in 2010. The average yield earned on HTM securities increased 80 basis points, from 5.18 percent for the three months ended March 31, 2011, to 5.98 percent for the same period in 2011. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 5.37 years and 3.45 years at March 31, 2011 and December 31, 2010, respectively.

Securities with a carrying value of $76.2 million and $63.4 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 88 percent of the total investment portfolio had a fixed rate of interest at March 31, 2011.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $1.4 million or 0.2 percent to $614.5 million at March 31, 2011, compared to $615.9 million at year-end 2010. The decline occurred in all loan types except, commercial and residential mortgage loans, as a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$9,933	1.6%	$10,397	1.7%
SBA held to maturity	74,657	12.1	75,741	12.3
SBA 504	60,092	9.8	64,276	10.4
Commercial	283,135	46.1	281,205	45.7
Residential mortgage	132,512	21.6	128,400	20.8
Consumer	54,193	8.8	55,917	9.1
Total loans	$614,522	100.0%	$615,936	100.0%

Average loans decreased $39.0 million or 5.9 percent from $655.0 million for the three months ended March 31, 2010, to $616.1 million for the same period in 2011.  The decrease in average loans was due to declines in all portfolio types.  The yield on the overall loan portfolio fell 15 basis points to 5.91 percent for the three months ended March 31, 2011, compared to 6.06 percent for the same period in the prior year. This decrease was the result of variable rate, prime-based loan products such as SBA loans repricing lower as rates remained low throughout 2010 and 2011.  The prime rate has remained at 3.25 percent since December 2008.

SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company’s SBA loans were historically sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  During the third and fourth quarters of 2008, as a result of the significantly reduced premiums on sale and the ongoing credit crisis, the Company closed all SBA production offices outside of its New Jersey and Pennsylvania primary trade area.  Consequently, the volume of new SBA loans and gains on SBA loans has declined.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $9.9 million at March 31, 2011, a decrease of $464 thousand from $10.4 million at December 31, 2010.  SBA 7(a) loans held to maturity amounted to $74.7 million at March 31, 2011, a decrease of $1.1 million from $75.7 million at December 31, 2010. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.76 percent for the three months ended March 31, 2011, compared to 5.92 percent for the same period in the prior year due to the continued low interest rate environment.

At March 31, 2011, SBA 504 loans totaled $60.1 million, a decrease of $4.2 million from $64.3 million at December 31, 2010. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans.  The yield on SBA 504 loans remained relatively stable at 6.25 percent and 6.26 percent for the three months ended March 31, 2011 and March 31, 2010, respectively.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $283.1 million at March 31, 2011, an increase of $1.9 million from year-end 2010. The yield on commercial loans was 6.18 percent for the three months ended March 31, 2011, compared to 6.39 percent for the three months ended March 31, 2010.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $132.5 million at March 31, 2011, an increase of $4.1 million from year-end 2010.  New loan volume during the three months ended March 31, 2011 was partially offset by the sale of mortgage loans totaling $9.7 million.  The yield on residential mortgages was 5.60 percent for the three months ended March 31, 2011, compared to 5.83 percent for the same period in 2010.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $54.2 million at March 31, 2011, a decrease of $1.7 million from December 31, 2010.  The yield on consumer loans was 5.07 percent for the three months ended March 31, 2011, compared to 4.96 percent for the same period in 2010.

As of March 31, 2011, approximately 11 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.  There are no other concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of March 31, 2011, 90 percent of SBA 7(a) loans are secured by commercial or residential real estate and 10 percent by other non-real estate collateral.  Commercial real estate secures all SBA 504 loans.  Approximately 98 percent of consumer loans are secured by owner-occupied residential real estate, with the other 2 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of March 31, 2011 is shown in the table below:

	Concentration
(In thousands)	Balance	Percent
Commercial real estate – owner occupied	$142,844	50.5%
Commercial real estate – investment property	114,061	40.3
Undeveloped land	16,486	5.8
Other non-real estate collateral	9,744	3.4
Total commercial loans	$283,135	100.0%

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

    The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The current state of the economy and the downturn in the real estate market have resulted in increased loan delinquencies and defaults.  In some cases, these factors have also resulted in significant impairment to the value of loan collateral.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrowers’ financial statements and tax returns.

    Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more and still accruing generally represent loans that are well collateralized and in a continuing process that are expected to result in repayment or restoration to current status.

    The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods presented:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonperforming by category:
SBA (1)	$9,057	$8,162	$6,788
SBA 504	4,300	2,714	2,730
Commercial	5,751	5,452	10,021
Residential mortgage	4,409	5,085	6,730
Consumer	406	249	385
Total nonperforming loans	$23,923	$21,662	$26,654
OREO	2,602	2,346	3,318
Total nonperforming assets	$26,525	$24,008	$29,972
Past due 90 days or more and still accruing interest:
SBA	$299	$374	$762
SBA 504	1,339	-	-
Commercial	1,124	-	1,569
Residential mortgage	1,486	-	636
Consumer	-	-	94
Total	$4,248	$374	$3,061
Nonperforming loans to total loans	3.89%	3.52%	4.09%
Nonperforming assets to total loans and OREO	4.30	3.88	4.58
Nonperforming assets to total assets	3.23	2.93	3.37
(1) SBA loans guaranteed	$3,355	$2,706	$2,205

    The current state of the economy impacts the Company’s level of delinquent and nonperforming loans.  The recession that began in 2008 continues to put a strain on the Company’s borrowers and their ability to pay their loan obligations.  Unemployment rates continue to be at elevated levels and businesses are reluctant to hire.  Unemployment and flat wages have caused consumer spending and demand for goods to decline, impacting the profitability of small businesses.  Consequently, the Company’s nonperforming loans remain at an elevated level.

    Nonperforming loans were $23.9 million at March 31,2011, a $2.3 million increase from $21.7 million at year-end 2010.  Nonperforming loans increased in all loan categories, except for residential mortgage loans.  Included in nonperforming loans at March 31, 2011, are approximately $3.4 million of loans guaranteed by the SBA, compared to $2.7 million at December 31, 2010.  In addition, there were $4.2 million and $374 thousand in loans past due 90 days or more and still accruing interest at March 31, 2011 and December 31, 2010, respectively.

    Other real estate owned (“OREO”) properties totaled $2.6 million at March 31, 2011, an increase of $256 thousand from $2.3 million at year-end 2010.  During the three months ended March 31, 2011, the Company took title to two properties totaling $605 thousand and recorded valuation adjustmetns of $349 thousand on three existing properties.  There were no sales of OREO properties during the quarter.

    Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.1 million at March 31, 2011, a decrease of $4.4 million from $5.5 million at December 31, 2010.  The decrease is due to the removal of $5.0 million during the period , partially offset by the addition of $618 thousand which consisted primarily of SBA and commercial loans.

    The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  At March 31, 2011, there were eighteen loans totaling $17.4 million that were classified as TDRs by the Company and are deemed impaired, compared to fifteen such loans totaling $14.1 million at December 31, 2009.  TDRs are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.

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

Beginning in 2010, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio and changes to some of the environmental factors noted above.  The inherent credit risk was evidenced by the increase in delinquent and nonperforming loans in recent quarters, as the downturn in the economy impacted borrowers’ ability to pay and factors, such as a weakened housing market, eroded the value of underlying collateral.  In addition, net charge-offs are higher than normal, as the Company is proactively addressing these issues.

The allowance for loan losses totaled $15.3 million, $14.4 million, and $14.1 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, with resulting allowance to total loan ratios of 2.49 percent, 2.33 percent, and 2.16 percent, respectively.  Net charge-offs amounted to $1.6 million for the three months ended March 31, 2011, compared to $1.3 million for the same period in 2010.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands)	2011	2010
Balance, beginning of period	$14,364	$13,842
Provision charged to expense	2,500	1,500
Charge-offs:
SBA	711	-
SBA 504	-	750
Commercial	848	485
Residential mortgage	142	100
Consumer	-	-
Total charge-offs	1,701	1,335
Recoveries:
SBA	8	45
SBA 504	-	-
Commercial	98	3
Residential mortgage	4	-
Consumer	2	-
Total recoveries	112	48
Total net charge-offs	$1,589	$1,287
Balance, end of period	$15,275	$14,055
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	3.56%	(0.19)%
SBA 504	-	4.32
Commercial	1.08	0.67
Residential mortgage	0.27	0.30
Consumer	(0.01)	0.00
Total loans	1.05	0.80
Allowance to total loans	2.49	2.16
Allowance to nonperforming loans	63.85	52.73

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments.  Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.  At March 31, 2011 and December 31, 2010, a $66 thousand commitment reserve was reported on the balance sheet as an “other liability”.  Management determines this amount using estimates of future loan funding and losses related to those credit exposures.

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

Total deposits increased $2 million to $656.8 million at March 31, 2011, from $654.8 million at December 31, 2010.  The increase in deposits was the result of an increase of $16.4 million in savings deposits, partially offset by decreases of $10.7 million, $3.7 million, and $25 thousand in time deposits, interest-bearing demand deposits, and noninterest-bearing demand deposits, respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.

The mix of deposits shifted during the quarter as the concentration of time deposits fell from 27.5 percent of total deposits at December 31, 2010 to 25.9 percent of total deposits at March 31, 2011, in turn causing the concentration of savings deposits to increase.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both March 31, 2011 and December 31, 2010 and are broken down in the following table:

(In thousands)	March 31, 2011	December 31, 2010
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At March 31, 2011, the Company had $65.5 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2011, is a decline of 0.96 percent in a rising-rate environment and a decline of 0.42 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2011 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2010, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.77 percent in a rising-rate environment and a decline of 0.83 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2011, the balance of cash and cash equivalents was $55.4 million, an increase of $11.4 million from December 31, 2010.

Net cash provided by operating activities totaled $3.3 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of loans held for sale, partially offset by originations of SBA and mortgage loans held for sale and deferred taxes.

Net cash provided by investing activities amounted to $6.4 million and $32.2 million for the three months ended March 31, 2011 and 2010, respectively.  The cash provided by investing activities was primarily a result of sales, maturities and paydowns on securities, loan paydowns and proceeds from the sale of other real estate owned, partially offset by the purchase of securities and additional bank owned life insurance.

Net cash provided by financing activities amounted to $1.7 million for the three months ended March 31, 2011, while financing activities used $42.0 million in net cash during the three months ended March 31, 2010. The cash provided by financing activities was primarily due to the increase in the Company’s deposit base, partially offset by dividends paid on preferred stock.

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

At March 31, 2011, the Parent Company had $3.8 million in cash and $101 thousand in marketable securities valued at fair value compared to $4.1 million in cash and $97 thousand in marketable securities at December 31, 2010.  The decrease in cash at the Parent Company was primarily due to the payment of cash dividends on preferred stock.

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

Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of March 31, 2011.  At March 31, 2011, $65.5 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $103.1 million and $9.9 million, respectively, at March 31, 2011.

As of March 31, 2011, deposits included $53.3 million of Government deposits, as compared to $36.3 million at year-end 2010. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $48.7 million of deposits from five municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $65.9 million to its borrowers as of March 31, 2011, compared to $66.0 million at December 31, 2010.  At March 31, 2011, $20.9 million of these commitments expire after one year, compared to $17.2 million at December 31, 2010.  At March 31, 2011, the Company had $2.1 million in standby letters of credit compared to $1.5 million at December 31, 2010, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  In addition, at March 31, 2011 and December 31, 2010, approximately 12 percent of these commitments were for SBA loans, which may be sold in the secondary market.

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

    The Company’s capital amounts and ratios are presented in the following table.
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Leverage ratio	$83,046	10.15%	≥ $ 32,716	4.00%	≥ $ 40,895	N/A
Tier I risk-based capital ratio	83,046	13.04	25,476	4.00	38,214	N/A
Total risk-based capital ratio	91,098	14.30	50,951	8.00	63,689	N/A
As of December 31, 2010
Leverage ratio	$83,550	9.97%	≥ $ 33,531	4.00%	≥ $ 41,914	N/A
Tier I risk-based capital ratio	83,550	13.04	25,628	4.00	38,442	N/A
Total risk-based capital ratio	91,638	14.30	51,257	8.00	64,071	N/A

The Bank’s capital amounts and ratios are presented in the following table.
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Leverage ratio	$70,822	8.67%	≥ $ 32,684	4.00%	≥ $ 40,855	5.00%
Tier I risk-based capital ratio	70,822	11.13	25,445	4.00	38,167	6.00
Total risk-based capital ratio	87,365	13.73	50,890	8.00	63,612	10.00
As of December 31, 2010
Leverage ratio	$71,053	8.48%	≥ $ 33,497	4.00%	≥ $ 41,871	5.00%
Tier I risk-based capital ratio	71,053	11.10	25,595	4.00	38,393	6.00
Total risk-based capital ratio	87,631	13.69	51,191	8.00	63,988	10.00

Shareholders’ Equity

 Shareholders’ equity increased $296 thousand to $70.4 million at March 31, 2011 compared to $70.1 million at December 31, 2010, due to net income of $220 thousand, $192 thousand appreciation in the net unrealized gains on available for sale securities, $84 thousand appreciation in net unrealized gains on cash flow hedge derivatives, and $59 thousand from the issuance of common stock under employee benefit plans, partially offset by $259 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

    During the quarter, the Company retired approximately 425 thousand shares of Treasury Stock.  The associated cost of $4.2 million was allocated between common stock and retained earnings.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the three months ended March 31, 2011.  The Company is currently preserving capital and will resume paying dividends when earnings and credit quality improve.

 The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three month period ended March 31, 2011.  As of March 31, 2011, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when it is reinstated.

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

    At March 31, 2011 and December 31, 2010, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	March 31, 2011	December 31, 2010
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate (three-month LIBOR)	0.30%	0.34%
Weighted average maturity in years	0.66	0.90
Unrealized loss relating to interest rate swaps	$(360)	$(499)

These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.

At March 31, 2011, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

 ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

    During 2011, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

 Information regarding this item as of March 31, 2011 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2010.

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

UNITY BANCORP, INC.

Dated: May 11, 2011	/s/ Alan J. Bedner, Jr.
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