Form 10-Q
period 2011-06-30
UNITY BANCORP INC /NJ/
filed 2011-08-12
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2011 common stock, no par value: 7,412,397 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

Amounts in thousands, except percentages	June 30, 2011	December 31, 2010	June 30, 2010

ASSETS
Cash and due from banks	$12,915	$17,637	$18,016
Federal funds sold and interest-bearing deposits	33,367	26,289	37,478
Cash and cash equivalents	46,282	43,926	55,494
Securities:
Securities available for sale, at fair value	101,872	107,131	121,628
Securities held to maturity (fair value of $13,855, $21,351, and $22,563, respectively)	13,316	21,111	22,034
Total securities	115,188	128,242	143,662
Loans:
SBA loans held for sale	13,753	10,397	22,093
SBA loans held to maturity	71,429	75,741	73,298
SBA 504 loans	55,810	64,276	65,343
Commercial loans	287,785	281,205	285,173
Residential mortgage loans	134,782	128,400	132,993
Consumer loans	51,546	55,917	58,280
Total loans	615,105	615,936	637,180
Allowance for loan losses	(16,018)	(14,364)	(13,946)
Net loans	599,087	601,572	623,234

Premises and equipment, net	10,650	10,967	11,348
Bank owned life insurance (BOLI)	8,959	8,812	8,653
Deferred tax assets	6,756	7,550	7,485
Federal Home Loan Bank stock, at cost	4,088	4,206	4,656
Accrued interest receivable	3,692	3,791	3,972
Prepaid FDIC insurance	2,720	3,266	3,836
Other real estate owned (OREO)	2,722	2,346	3,728
Goodwill and other intangibles	1,537	1,544	1,552
Other assets	4,482	2,188	2,115

Total Assets	$806,163	$818,410	$869,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$94,547	$91,272	$87,908
Interest-bearing demand deposits	93,730	105,530	98,316
Savings deposits	285,651	277,394	291,355
Time deposits, under $100,000	106,880	119,478	143,617
Time deposits, $100,000 and over	60,359	61,114	72,036
Total deposits	641,167	654,788	693,232

Borrowed funds	75,000	75,000	87,672
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	570	556	661
Accrued expenses and other liabilities	1,754	2,516	3,072
Total liabilities	733,956	748,325	800,102

Commitments and contingencies	-	-	-

Shareholders' equity:
Cumulative perpetual preferred stock	19,278	19,019	18,770
Common stock	53,590	55,884	55,592
Accumulated deficit	(1,757)	(772)	(815)
Treasury stock at cost	-	(4,169)	(4,169)
Accumulated other comprehensive income	1,096	123	255
Total Shareholders' Equity	72,207	70,085	69,633

Total Liabilities and Shareholders' Equity	$806,163	$818,410	$869,735

Preferred shares	21	21	21
Issued common shares	7,412	7,636	7,579
Outstanding common shares	7,412	7,211	7,154

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$9	$29	$20	$55
Federal Home Loan Bank stock	35	49	101	83
Securities:
Available for sale	891	1,054	1,754	2,334
Held to maturity	180	250	468	588
Total securities	1,071	1,304	2,222	2,922
Loans:
SBA loans	1,191	1,300	2,427	2,752
SBA 504 loans	834	1,091	1,789	2,177
Commercial loans	4,581	4,488	8,887	9,092
Residential mortgage loans	1,846	1,959	3,677	3,921
Consumer loans	629	724	1,315	1,455
Total loans	9,081	9,562	18,095	19,397
Total interest income	10,196	10,944	20,438	22,457
INTEREST EXPENSE
Interest-bearing demand deposits	143	188	283	446
Savings deposits	584	728	1,165	1,629
Time deposits	1,045	1,687	2,140	3,500
Borrowed funds and subordinated debentures	953	1,078	1,904	2,155
Total interest expense	2,725	3,681	5,492	7,730
Net interest income	7,471	7,263	14,946	14,727
Provision for loan losses	1,750	1,500	4,250	3,000
Net interest income after provision for loan losses	5,721	5,763	10,696	11,727
NONINTEREST INCOME
Branch fee income	337	331	680	692
Service and loan fee income	384	245	627	454
Gain on sale of SBA loans held for sale, net	399	147	510	147
Gain on sale of mortgage loans	87	112	256	258
Bank owned life insurance (BOLI)	74	78	147	151
Net security gains (losses)	(39)	4	87	8
Other income	205	253	395	370
Total noninterest income	1,447	1,170	2,702	2,080
NONINTEREST EXPENSE
Compensation and benefits	2,880	2,822	5,937	5,821
Occupancy	827	608	1,546	1,285
Processing and communications	537	555	1,044	1,080
Furniture and equipment	410	447	794	870
Professional services	192	199	394	428
Loan collection costs	201	243	425	427
OREO expense	223	157	445	187
Deposit insurance	282	320	601	650
Advertising	205	241	323	348
Other expenses	490	448	897	885
Total noninterest expense	6,247	6,040	12,406	11,981
Income before provision for income taxes	921	893	992	1,826
Provision for income taxes	277	212	129	397
Net income	644	681	863	1,429
Preferred stock dividends & discount accretion	395	379	778	752
Income available to common shareholders	$249	$302	$85	$677

Net income per common share - Basic	$0.03	$0.04	$0.01	$0.09
- Diluted	$0.03	$0.04	$0.01	$0.09

Weighted average common shares outstanding - Basic	7,271	7,156	7,245	7,153
- Diluted	7,710	7,475	7,688	7,392

 The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2011 and 2010

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
Balance, December 31, 2009	$18,533	7,144	$55,454	$(1,492)	$(4,169)	$(461)	$67,865
Comprehensive income:
Net income				1,429			1,429
Net unrealized gains on securities						666	666
Net unrealized gains on cash flow hedge derivatives						50	50
Total comprehensive income							2,145
Accretion of discount on preferred stock	237			(237)			-
Dividends on preferred stock (5% annually)				(515)			(515)
Common stock issued and related tax effects (a)		10	138				138
Balance, June 30, 2010	$18,770	7,154	$55,592	$(815)	$(4,169)	$255	$69,633

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income	Equity
Balance, December 31, 2010	$19,019	7,211	$55,884	$(772)	$(4,169)	$123	$70,085
Comprehensive income:
Net income				863			863
Net unrealized gains on securities						814	814
Net unrealized gains on cash flow hedge derivatives						159	159
Total comprehensive income							1,836
Accretion of discount on preferred stock	259			(259)			-
Dividends on preferred stock (5% annually)				(521)			(521)
Retire Treasury stock			(3,101)	(1,068)	4,169		-
Common stock issued and related tax effects (a)		201	807				807
Balance, June 30, 2011	$19,278	7,412	$53,590	$(1,757)	$-	$1,096	$72,207

(a) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(In thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$863	$1,429
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,250	3,000
Net amortization of purchase premiums and discounts on securities	265	514
Depreciation and amortization	495	609
Deferred income tax expense (benefit)	147	(664)
Net security gains	(87)	(8)
Stock compensation expense	77	140
(Gain) Loss on sale of other real estate owned	(51)	4
Gain on sale of SBA loans held for sale, net	(510)	(147)
Gain on sale of mortgage loans	(256)	(258)
Origination of mortgage loans held for sale	(15,692)	(14,314)
Origination of SBA loans held for sale	(9,347)	(2,101)
Proceeds from sale of mortgage loans held for sale, net	15,948	14,572
Proceeds from sale of SBA loans held for sale, net	6,501	1,561
Loss on sale of premises and equipment	199	3
Net change in other assets and liabilities	(1,242)	1,587
Net cash provided by operating activities	1,560	5,927
INVESTING ACTIVITIES:
Purchases of securities available for sale	(22,685)	(20,978)
Maturities and principal payments on securities held to maturity	5,606	4,179
Maturities and principal payments on securities available for sale	18,868	32,041
Proceeds from sale of securities held to maturity	2,168	1,893
Proceeds from sale of securities available for sale	10,273	8,838
Proceeds from sale of other real estate owned	306	1,954
Proceeds from redemption of Federal Home Loan Bank stock	118	21
Net decrease in loans	99	13,475
Purchase of bank owned life insurance	-	(2,500)
Proceeds from sale of premises and equipment	225	26
Purchases of premises and equipment	(488)	(207)
Net cash provided by investing activities	14,490	38,742
FINANCING ACTIVITIES:
Net decrease in deposits	(13,621)	(65,007)
Proceeds from new borrowings	-	2,672
Proceeds from the exercise of stock options	443	41
Cash dividends paid on preferred stock	(516)	(516)
Net cash used in financing activities	(13,694)	(62,810)
Increase (decrease) in cash and cash equivalents	2,356	(18,141)
Cash and cash equivalents, beginning of period	43,926	73,635
Cash and cash equivalents, end of period	$46,282	$55,494
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$5,478	$7,779
Income taxes paid	345	954
Noncash investing activities:
Transfer of loans to other real estate owned	1,385	4,152

 The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2011

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Subsequent Events

    During the quarter, the Company decided to close two of its underperforming branches.  The Colonia, NJ branch will be closed on or about July 22, 2011.  The Springfield, NJ branch will be closed on or about September 23, 2011.   As a result of this decision, $215 thousand in residual lease and fixed asset disposal expenses were realized in the second quarter.

Stock Transactions

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2011, 1,720,529 shares have been reserved for issuance upon the exercise of options, 584,388 option grants are outstanding, and 955,482 option grants have been exercised, forfeited or expired, leaving 180,659 shares available for grant.

The Company granted 67,000 options in 2011 as compared to no options in 2010.  The fair value of the options granted in 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Number of options granted	67,000	-
Weighted average exercise price	$6.66	$-
Weighted average fair value of options	$3.20	$-
Expected life (years)	4.62	-
Expected volatility	57.69%	-%
Risk-free interest rate	1.28%	-%
Dividend yield	0.00%	-%

The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.  Expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.  The expected dividend yield is the projected annual yield based on the grant date stock price.

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $26 thousand and $31 thousand for the three months ended June 30, 2011 and 2010, respectively.  The related income tax benefit was approximately $9 thousand and $12 thousand for the three months ended June 30, 2011 and 2010, respectively.  Compensation expense related to stock options totaled $46 thousand and $83 thousand for the six months ended June 30, 2011 and 2010, respectively.  The related income tax benefit was approximately $17 thousand and $33 thousand for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $277 thousand.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Transactions under the Company’s stock option plans for the six months ended June 30, 2011 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	775,468	$5.90	3.9	$1,049,184
Options granted	67,000	6.66
Options exercised	(232,367)	3.39
Options forfeited	(2,783)	7.25
Options expired	(22,930)	9.71
Outstanding at June 30, 2011	584,388	$6.83	5.3	$636,214
Exercisable at June 30, 2011	446,890	$7.30	4.2	$431,986

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	127,157	7.8	$3.87	66,661	$3.84
4.01 - 8.00	278,973	5.3	5.97	201,971	5.81
8.01 - 12.00	121,617	2.7	9.22	121,617	9.22
12.01 - 16.00	56,641	5.4	12.54	56,641	12.54
Total	584,388	5.3	$6.83	446,890	$7.30

The following table presents information about options exercised during the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Number of options exercised	191,895	667	232,367	12,406
Total intrinsic value of options exercised	$669,799	$627	$751,146	$16,399
Cash received from options exercised	440,541	2,921	442,905	34,652
Tax deduction realized from options exercised	262,223	-	294,713	6,299

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2011, 221,551 shares of restricted stock were reserved for issuance, of which 91,162 shares are available for grant.

Restricted stock awards granted during the past two years include:

Grant Year	Shares	Average Grant Date Fair Value
2011	22,500	$6.66
2010	-	$-

Compensation expense related to the restricted stock awards totaled $15 thousand and $22 thousand for the three months ended June 30, 2011 and 2010, respectively.  Compensation expense related to the restricted stock awards totaled $31 thousand and $57 thousand for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, there was approximately $274 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2011:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2010	43,367	$5.83
Granted	22,500	6.66
Vested	(6,507)	10.91
Forfeited	(1,326)	8.72
Nonvested restricted stock at June 30, 2011	58,034	$5.51

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of June 30, 2011, all of the Company's derivative instruments qualified as hedging instruments.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings  ("TDRs") occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate.  Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding, as stated in the paragraphs above.  Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.  The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale.

The Company originates loans to customers under an SBA program that generally provides for SBA guarantees of up to 90 percent of each loan.  The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio.  During late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.  If sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income.

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

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience.   The allowance for loan losses consists of specific reserves for individually impaired credits and troubled debt restructurings, reserves for nonimpaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends.   This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income	$644	$681	$863	$1,429
Less: Preferred stock dividends and discount accretion	395	379	778	752
Income available to common shareholders	$249	$302	$85	$677
Weighted average common shares outstanding - Basic	7,271	7,156	7,245	7,153
Plus: Potential dilutive common stock equivalents	439	319	443	239
Weighted average common shares outstanding - Diluted	7,710	7,475	7,688	7,392
Net income per common share -
Basic	$0.03	$0.04	$0.01	$0.09
Diluted	0.03	0.04	0.01	0.09
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	385	566	386	750

The "potential dilutive common stock equivalents" and the "stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive" shown in the table above include the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008.  These warrants were dilutive for the three and six months ended June 30, 2011.

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

The Company did not recognize or accrue any interest or penalties related to income taxes during the six months ended June 30, 2011 and 2010.  The Company does not have an accrual for uncertain tax positions as of June 30, 2011 or December 31, 2010, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2007 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

Changes in Other Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010:

(In thousands)	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance at December 31, 2009			$5
Unrealized holding gain on securities arising during the period	$1,127	$456	671
Less: Reclassification adjustment for gains included in net income	8	3	5
Net unrealized gain on securities arising during the period	1,119	453	666
Balance at June 30, 2010			$671

Balance at December 31, 2010			$423
Unrealized holding gain on securities arising during the period	$1,442	$570	872
Less: Reclassification adjustment for gains included in net income	87	29	58
Net unrealized gain on securities arising during the period	1,355	541	814
Balance at June 30, 2011			$1,237

Net unrealized gains (losses) on cash flow hedges:
Balance at December 31, 2009			$(466)
Unrealized holding gain on cash flow hedges arising during the period	$83	$33	50
Balance at June 30, 2010			$(416)

Balance at December 31, 2010			$(300)
Unrealized holding gain on cash flow hedges arising during the period	$263	$104	159
Balance at June 30, 2011			$(141)

Total Accumulated Other Comprehensive Income at June 30, 2011			$1,096

Changes in Other Comprehensive Income (Loss) for the three months ended June 30, 2011 and 2010:

(In thousands)	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance at March 31, 2010			$277
Unrealized holding gain on securities arising during the period	$659	$263	396
Less: Reclassification adjustment for gains included in net income	4	2	2
Net unrealized gain on securities arising during the period	655	261	394
Balance at June 30, 2010			$671

Balance at March 31, 2011			$615
Unrealized holding gain on securities arising during the period	$996	$399	597
Less: Reclassification adjustment for losses included in net income	(38)	(13)	(25)
Net unrealized gain on securities arising during the period	1,034	412	622
Balance at June 30, 2011			$1,237

Net unrealized gains (losses) on cash flow hedges:
Balance at March 31, 2010			$(465)
Unrealized holding gain on cash flow hedges arising during the period	$82	$33	49
Balance at June 30, 2010			$(416)

Balance at March 31, 2011			$(216)
Unrealized holding gain on cash flow hedges arising during the period	$124	$49	75
Balance at June 30, 2011			$(141)

Total Accumulated Other Comprehensive Income at June 30, 2011			$1,096

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

As of June 30, 2011, the fair value of the Company's AFS securities portfolio was $101.9 million.  Approximately 75 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $76.0 million at June 30, 2011.  Approximately $72.7 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at June 30, 2011.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2011 as compared to the period ended December 31, 2010 and June 30, 2010.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$8,479	$-	$8,479
State and political subdivisions	-	11,567	-	11,567
Residential mortgage-backed securities	-	76,012	-	76,012
Commercial mortgage-backed securities	-	1,479	-	1,479
Trust preferred securities	-	749	-	749
Other equities	-	3,586	-	3,586
Total securities available for sale	-	101,872	-	101,872
Financial Liabilities:
Interest rate swap agreements	-	236	-	236

	As of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$6,462	$-	$6,462
State and political subdivisions	-	10,963	-	10,963
Residential mortgage-backed securities	-	85,741	-	85,741
Commercial mortgage-backed securities	-	1,826	-	1,826
Trust preferred securities	-	565	-	565
Other equities	-	1,574	-	1,574
Total securities available for sale	-	107,131	-	107,131
Financial Liabilities:
Interest rate swap agreements	-	499	-	499

The changes in Level 2 assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized as follows:

	As of June 30, 2011
(In thousands)	Securities Available for Sale	Interest Rate Swap Agreements
Beginning balance December 31, 2010	$107,131	$499
Total net gains (losses) included in:
Net income	155	-
Other comprehensive income	1,355	(263)
Purchases, sales, issuances and settlements, net	6,769	-
Transfers in and/or out of Level 2	-	-
Ending balance June 30, 2011	$101,872	$236

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

Impaired Collateral-Dependent Loans
The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2011, the valuation allowance  for impaired loans was $3.9 million, an increase of  $1.4 million from $2.5 million at December 31, 2010.

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of June 30, 2011:

	As of June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value loss during six months ended June 30, 2011
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$1,385	$1,385	$(754)
Impaired collateral-dependent loans	-	-	21,020	21,020	(1,441)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2011 and December 31, 2010 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At June 30, 2011, the Bank had standby letters of credit outstanding of $2.0 million, as compared to $1.5 million at December 31, 2010.  The fair value of these commitments is nominal.

The table below presents the estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$46,282	$46,282	$43,926	$43,926
Securities available for sale	101,872	101,872	107,131	107,131
Securities held to maturity	13,316	13,855	21,111	21,351
SBA loans held for sale	13,753	14,584	10,397	11,048
Loans, net of allowance for loan losses	585,334	585,245	591,175	588,519
Federal Home Loan Bank stock	4,088	4,088	4,206	4,206
SBA servicing assets	437	437	512	512
Accrued interest receivable	3,692	3,692	3,791	3,791
Financial liabilities:
Deposits	641,167	624,128	654,788	634,713
Borrowed funds and subordinated debentures	90,465	102,915	90,465	103,704
Accrued interest payable	570	570	556	556
Interest rate swap agreements	236	236	499	499

Note 7.Securities

    This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US Government sponsored entities	$8,379	$104	$(4)	$8,479	$6,415	$47	$-	$6,462
State and political subdivisions	11,240	341	(14)	11,567	11,246	23	(306)	10,963
Residential mortgage-backed securities	74,141	2,076	(205)	76,012	84,359	2,022	(640)	85,741
Commercial mortgage-backed securities	1,472	12	(5)	1,479	1,827	3	(4)	1,826
Trust preferred securities	978	-	(229)	749	977	-	(412)	565
Other securities	3,610	6	(30)	3,586	1,610	-	(36)	1,574
Total securities available for sale	$99,820	$2,539	$(487)	$101,872	$106,434	$2,095	$(1,398)	$107,131
Held to maturity:
State and political subdivisions	$2,297	$93	$-	$2,390	$2,297	$-	$(66)	$2,231
Residential mortgage-backed securities	8,261	367	(135)	8,493	14,722	444	(318)	14,848
Commercial mortgage-backed securities	2,708	264	-	2,972	4,042	217	-	4,259
Trust preferred securities	50	-	(50)	-	50	-	(37)	13
Total securities held to maturity	$13,316	$724	$(185)	$13,855	$21,111	$661	$(421)	$21,351

    This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2011 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$2,414	1.37%	$3,602	2.37%	$2,463	3.33%	$8,479	2.37%
State and political subdivisions	-	-	174	6.50	4,122	3.20	7,271	3.60	11,567	3.64
Residential mortgage-backed securities	-	-	559	3.67	2,103	2.27	73,350	3.66	76,012	3.68
Commercial mortgage-backed securities	-	-	-	-	-	-	1,479	6.09	1,479	6.09
Trust preferred securities	-	-	-	-	-	-	749	1.01	749	1.01
Other securities	-	-	-	-	2,000	5.00	1,586	3.39	3,586	4.29
Total securities available for sale	$-	-%	$3,147	2.06%	$11,827	3.09%	$86,898	3.66%	$101,872	3.61%
Held to maturity at cost:
State and political subdivisions	$-	-%	$-	-%	$-	-%	$2,297	5.15%	$2,297	5.15%
Residential mortgage-backed securities	-	-	363	4.91	2,589	4.88	5,309	4.78	8,261	4.82
Commercial mortgage-backed securities	-	-	-	-	-	-	2,708	5.40	2,708	5.40
Trust preferred securities	-	-	-	-	-	-	50	-	50	-
Total securities held to maturity	$-	-%	$363	4.91%	$2,589	4.88%	$10,364	5.00%	$13,316	4.98%

    The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
U.S. Government sponsored entities	2	$996	$(4)	$10	$-	$1,006	$(4)
State and political subdivisions	2	731	(14)	-	-	731	(14)
Residential mortgage-backed securities	11	9,555	(95)	1,367	(110)	10,922	(205)
Commercial mortgage-backed securities	1	-	-	1,193	(5)	1,193	(5)
Trust preferred securities	1	-	-	749	(229)	749	(229)
Other equities	3	-	-	1,029	(30)	1,029	(30)
Total temporarily impaired investments	20	$11,282	$(113)	$4,348	$(374)	$15,630	$(487)
Held to maturity:
Residential mortgage-backed securities	2	1,104	(29)	671	(106)	1,775	(135)
Trust preferred securities	2	-	-	-	(50)	-	(50)
Total temporarily impaired investments	4	$1,104	$(29)	$671	$(156)	$1,775	$(185)
	December 31, 2010
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
State and political subdivisions	31	$9,051	$(306)	$-	$-	$9,051	$(306)
Residential mortgage-backed securities	17	14,651	(422)	3,547	(218)	18,198	(640)
Commercial mortgage-backed securities	1	-	-	1,516	(4)	1,516	(4)
Trust preferred securities	1	-	-	565	(412)	565	(412)
Other equities	4	-	-	1,074	(36)	1,074	(36)
Total temporarily impaired investments	54	$23,702	$(728)	$6,702	$(670)	$30,404	$(1,398)
Held to maturity:
State and political subdivisions	4	$2,231	$(66)	$-	$-	$2,231	$(66)
Residential mortgage-backed securities	5	2,243	(75)	2,651	(243)	4,894	(318)
Trust preferred securities	2	-	-	13	(37)	13	(37)
Total temporarily impaired investments	11	$4,474	$(141)	$2,664	$(280)	$7,138	$(421)

Unrealized Losses

    The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

    U.S. Government sponsored entities and state and political subdivision securities: The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

    Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

   Trust preferred securities:  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At June 30, 2011, this category consisted of one single-issuer trust preferred security.  The issuer of the trust preferred security is considered a well capitalized institution per regulatory standards and significantly strengthened its capital position. In addition, the issuer has ample liquidity, bolstered its allowance for loan losses, was profitable in 2010 and is projected to be profitable in 2011. The contractual terms do not allow the security to be settled at a price less than the par value. Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired as of June 30, 2011.

    Other securities: Included in this category is stock of other financial institutions and Community Reinvestment Act (“CRA”) investments.  The unrealized losses on other securities are caused by decreases in the market prices of the shares.  The Company has evaluated the prospects of the issuer and has forecasted a recovery period; therefore these investments are not considered other-than-temporarily impaired as of June 30, 2011.

Realized Gains and Losses and Other-Than-Temporary Impairment

    Gross realized gains (losses) on securities and other-than-temporary impairment charges for the three and six months ended June 30, 2011 and 2010 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010
Available for sale:
Realized gains	$41	$-	$168	$244
Realized losses	(12)	-	(13)	(150)
Other-than-temporary impairment charges	-	-	-	-
Total securities available for sale	$29	$-	$155	$94

Held to maturity:
Realized gains	$-	$4	$-	$4
Realized losses	(68)	-	(68)	(90)
Other-than-temporary impairment charges	-	-	-	-
Total securities held to maturity	$(68)	$4	$(68)	$(86)

Net gains on sales of securities and other-than-temporary impairment charges	$(39)	$4	$87	$8

    The net realized gains and losses are included in noninterest income in the Consolidated Statements of Operations as net securities gains.  For the three months ended June 30, 2011 there were gross realized gains of $41 thousand and gross realized losses of $80 thousand, while there were gross realized gains of $4 thousand and no losses during this period in 2010.   For the six months ended June 30, 2011 and 2010, gross realized gains on sales of securities amounted to $168 thousand and $248 thousand, respectively, and gross realized losses were $81 thousand and $240 thousand, respectively.

    The gross gains during the six months ending June 30, 2011 are primarily attributed to the Company selling approximately $9.1 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $168 thousand.  These gains were partially offset by losses of $13 thousand on the sale of approximately $1 million  in book value of five available for sale mortgage-backed securities and losses of $68 thousand on the sale of approximately $2.1 million in book value of three held to maturity private label mortgage backed securities. Although designated as held to maturity, these securities were sold due to the deterioration in the underlying credit, as evidenced by downgrades in their credit ratings.

    The gross gains of $248 thousand in the first six months of 2010 are primarily attributed to the Company selling approximately $6.4 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $241 thousand on the sales and one called structured agency security with a resulting gain of  $3 thousand and one called municipal security with a resulting gain of $4 thousand   These gains were partially offset by losses of $150 thousand on the sale of two mortgage backed securities and losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of $2.0 million.

Pledged Securities

    Securities with a carrying value of $73.8 million and $65.1 million at June 30, 2011 and 2010, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $21.5 million and $3 million pledged against Government deposits at June 30, 2011 and 2010.

Note 8.Allowance for Loan Losses & Unfunded Loan Commitments

    Management reviews the level of the allowance for loan losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings, (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

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

    An analysis of the change in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is presented in the table below.  The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.

For the six months ended June 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364
Charge-offs	(1,303)	-	(1,494)	(142)	(131)	-	(3,070)
Recoveries	79	-	389	4	2	-	474
Net charge-offs	(1,224)	-	(1,105)	(138)	(129)	-	(2,596)
Provision for loan losses charged to expense	1,323	(141)	2,763	221	112	(28)	4,250
Ending balance	$4,297	$1,410	$7,669	$1,762	$569	$311	$16,018

Ending balance:
Individually evaluated for impairment	$1,627	$83	$2,187	$-	$-	$-	$3,897
Collectively evaluated for impairment	2,670	1,327	5,482	1,762	569	311	12,121
Totals	$4,297	$1,410	$7,669	$1,762	$569	$311	$16,018

Loan ending balances:
Individually evaluated for impairment	$6,487	$8,355	$20,592	$-	$-	$-	$35,434
Collectively evaluated for impairment	78,695	47,455	267,193	134,782	51,546	-	579,671
Total ending balance	$85,182	$55,810	$287,785	$134,782	$51,546	$-	$615,105

For the six months ended June 30, 2010
(In thousands)
Allowance for credit losses:
Beginning balance	$13,842
Charge-offs	(3,003)
Recoveries	107
Net charge-offs	(2,896)
Provision for loan losses charged to expense	3,000
Ending balance	$13,946

    In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At June 30, 2011 and December 31, 2010, a $65 thousand commitment reserve was reported on the balance sheet as an “other liability”.

 Credit Risk:

    Loans are made to individuals as well as commercial entities.  Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk, excluding SBA loans, tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

    The Company's extension of credit is governed the Credit Risk Policy which was established to control the quality of the Company's loans.  These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

    SBA Loans .  SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

    SBA 504 Loans.  The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. SBA 504  loans, are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.  Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

    Commercial Loans.  Commercial credit is extended primarily to middle market and small business customers.  Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans will generally be guaranteed in full or for a meaningful amount by the businesses' major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

    Mortgage and Consumer Loans.  The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans.  Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.

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

   The tables below detail the Company’s loans by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$57,446	$12,431	$15,305	$85,182
SBA 504 loans	37,722	4,579	13,509	55,810
Commercial loans
Commercial other	17,803	5,610	2,710	26,123
Commercial real estate	190,422	50,941	12,195	253,558
Commercial real estate construction	5,315	2,005	784	8,104
Total commercial loans	213,540	58,556	15,689	287,785
Total SBA, SBA 504 and Commercial loans	$308,708	$75,566	$44,503	$428,777

	June 30, 2011
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$122,279	$1,973	$124,252
Residential construction	2,243	-	2,243
Purchased residential mortgages	6,220	2,067	8,287
Total residential mortgage loans	$130,742	4,040	$134,782
Consumer loans
Home equity	$49,789	$261	$50,050
Consumer other	1,487	9	1,496
Total consumer loans	$51,276	$270	$51,546
Total loans			$615,105

	December 31, 2010
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$48,500	$25,668	$11,970	$86,138
SBA 504 loans	30,235	15,366	18,675	64,276
Commercial loans
Commercial other	17,402	4,764	2,102	24,268
Commercial real estate	169,093	67,305	10,493	246,891
Commercial real estate construction	6,197	2,715	1,134	10,046
Total commercial loans	192,692	74,784	13,729	281,205
Total SBA, SBA 504 and Commercial loans	$271,427	$115,818	$44,374	$431,619

	December 31, 2010
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$114,716	$2,453	$117,169
Residential construction	2,711	-	2,711
Purchased residential mortgages	5,888	2,632	8,520
Total residential mortgage loans	$123,315	$5,085	$128,400
Consumer loans
Home equity	$54,024	$249	$54,273
Consumer other	1,644	-	1,644
Total consumer loans	$55,668	$249	$55,917
Total loans			$615,936

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

   The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
SBA loans	$1,693	$1,083	$207	$7,941	$10,924	$74,258	$85,182
SBA 504 loans	1,797	-	-	3,952	5,749	50,061	55,810
Commercial loans
Commercial other	66	128	771	1,043	2,008	24,115	26,123
Commercial real estate	664	621	1,154	7,253	9,692	243,866	253,558
Commercial real estate construction	-	-	-	600	600	7,504	8,104
Residential mortgage loans
Residential mortgages	3,614	489	299	1,973	6,375	117,877	124,252
Residential construction	43	-	-	-	43	2,200	2,243
Purchased residential mortgages	160	107	427	2,067	2,761	5,526	8,287
Consumer loans
Home equity	452	-	-	261	713	49,337	50,050
Consumer other	26	-	-	9	35	1,461	1,496
Total loans	$8,515	$2,428	$2,858	$25,099	$38,900	$576,205	$615,105

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total Loans
SBA loans	$1,297	$1,181	$374	$8,162	$11,014	$75,124	$86,138
SBA 504 loans	-	1,339	-	2,714	4,053	60,223	64,276
Commercial loans
Commercial other	693	86	-	179	958	23,310	24,268
Commercial real estate	3,051	176	-	4,139	7,366	239,525	246,891
Commercial real estate construction	-	-	-	1,134	1,134	8,912	10,046
Residential mortgage loans
Residential mortgages	2,123	144	-	2,453	4,720	112,449	117,169
Residential construction	-	-	-	-	-	2,711	2,711
Purchased residential mortgages	117	-	-	2,632	2,749	5,771	8,520
Consumer loans
Home equity	175	325	-	249	749	53,524	54,273
Consumer other	5	-	-	-	5	1,639	1,644
Total loans	$7,461	$3,251	$374	$21,662	$32,748	$583,188	$615,936

    Impaired Loans: The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Impairment is evaluated in total for smaller-balance loans of a similar nature, (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  At June 30, 2011, there were sixteen loans totaling $17.5 million that were classified as TDRs by the Company and are deemed impaired, compared to fifteen such loans totaling $14.1 million at December 31, 2010.  During the six months ended June 30, 2011, there were seven loans totaling $9.0 million classified as TDRs, six loans totaling $3.1 million which were transferred to nonaccrual status and one decrease of $2.5 million due to a loan which was bought at sheriffs sale.  TDRs are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.

    The following tables provide detail on the Company’s impaired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(In thousands)	Recorded Investment (Balance less specific reserves)	Outstanding Principal Balance	Related Allowance	Average Recorded Investment	Year to Date Lost Interest on Impaired Loans	Year to Date Interest Income Collected on Impaired Loans
With no related allowance:
SBA loans(1)	$1,800	$1,800	$-
SBA 504 loans	5,882	5,882	-
Commercial loans
Commercial other	1,920	1,920	-
Commercial real estate	8,249	8,249	-
Commercial real estate construction	600	600
Total commercial loans	10,769	10,769	-
Total impaired loans with no related allowance	$18,451	$18,451	$-

With an allowance:
SBA loans(1)	$3,060	$4,687	$1,627
SBA 504 loans	2,390	2,473	83
Commercial loans
Commercial other	-	108	108
Commercial real estate	7,636	9,715	2,079
Commercial real estate construction	-	-	-
Total commercial loans	7,636	9,823	2,187
Total impaired loans with a related allowance	$13,086	$16,983	$3,897

Total individually evaluated impaired loans:
SBA loans(1)	$4,860	$6,487	$1,627	$6,607	$225	$68
SBA 504 loans	8,272	8,355	83	9,693	197	14
Commercial loans
Commercial other	1,920	2,028	108	983	11	10
Commercial real estate	15,885	17,964	2,079	13,125	205	104
Commercial real estate construction	600	600	-	920	64	-
Total commercial loans	18,405	20,592	2,187	15,028	280	114
Total individually evaluated impaired loans	$31,537	$35,434	$3,897	$31,328	$702	$196

Homogeneous loans collectively evaluated for impairment:
Residential mortgage loans
Residential mortgages	$1,973	$1,973	$-	$2,148	$180	$-
Purchased mortgages	2,067	2,067	-	2,122	157	-
Total residential mortgage loans	4,040	4,040	-	4,270	337	-
Consumer loans
Home equity	261	261	-	288	6	4
Consumer Other	9	9	-	2	-	-
Total consumer loans	270	270		290	6	4
Total other homogeneous loans evaluated for impairment	4,310	4,310	-	4,560	343	4
Total impaired loans	$35,847	$39,744	$3,897	$35,888	$1,045	$200
(1) Balances are reduced by amount guaranteed by the Small Business Administration

	December 31, 2010
(In thousands)	Recorded Investment (Balance less specific reserves)	Outstanding Principal Balance	Related Allowance	Average Recorded Investment	Year to Date Lost Interest on Impaired Loans	Year to Date Interest Income Collected on Impaired Loans
With no related allowance:
SBA loans(1)	$2,362	$2,362	$-
SBA 504 loans	8,145	8,145	-
Commercial loans
Commercial other	179	179	-
Commercial real estate	7,891	7,891	-
Total commercial loans	8,070	8,070	-
Total impaired loans with no related allowance	$18,577	$18,577	$-

With an allowance:
SBA loans(1)	$2,765	$4,526	$1,761
SBA 504 loans	2,390	2,477	87
Commercial loans
Commercial real estate	764	990	226
Commercial real estate construction	751	1,134	383
Total commercial loans	1,515	2,124	609
Total impaired loans with a related allowance	$6,670	$9,127	$2,457

Total individually evaluated impaired loans:
SBA loans(1)	$5,127	$6,888	$1,761	$6,792	$317	$234
SBA 504 loans	10,535	10,622	87	6,454	133	69
Commercial loans
Commercial other	179	179	-	425	16	1
Commercial real estate	8,655	8,881	226	10,964	367	143
Commercial real estate construction	751	1,134	383	813	84	47
Total commercial loans	9,585	10,194	609	12,202	467	191
Total individually evaluated impaired loans	$25,247	$27,704	$2,457	$25,448	$917	$494

Homogeneous loans collectively evaluated for impairment:
Residential mortgage loans
Residential mortgages	$2,453	$2,453	$-	$4,632	$147	$-
Purchased mortgages	2,632	2,632	-	1,897	136	-
Total residential mortgage loans	5,085	5,085	-	6,529	283	-
Consumer loans
Home equity	249	249	-	341	2	9
Total other homogeneous loans evaluated for impairment	5,334	5,334	-	6,870	285	9
Total impaired loans	$30,581	$33,038	$2,457	$32,318	$1,202	$503
(1) Balances are reduced by amount guaranteed by the Small Business Administration

Note 9.  New Accounting Pronouncements

    ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.

    ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04, which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

    ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU No. 2011-03, which amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales. This ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment is expected to have no impact on the Company’s characterization of such transactions and therefore is not expected to have any impact on the Company's financial condition, results of operations or cash flows.

    ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU No. 2011-02, which is intended to clarify the FASB’s views on the conditions under which a loan modification should be deemed to be a troubled debt restructuring and could result in the determination that more loan modifications meet that definition. Loans which constitute troubled debt restructurings are considered impaired when calculating the allowance for loan losses and are subject to additional disclosures pursuant to ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which becomes effective concurrent with ASU No. 2011-02. The amendment is effective for the first interim or annual period ending after June 15, 2011 and must be applied retrospectively to loan modifications occurring on or after the beginning of the fiscal year of adoption. The Company has reviewed the loan modifications it makes in light of this guidance, and has determined that this amendment is not expected to result in any change to the characterization of the Company's current loan modification programs. The amendment is therefore not expected to impact the Company's financial condition, results of operations or cash flows.

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

Earnings Summary

Net income available to common shareholders totaled $249 thousand, or $0.03 per diluted share, for the quarter ended June 30, 2011, compared to $302 thousand, or $0.04 per diluted share for the same period a year ago.  For the six months ended June 30, 2011, net income available to common shareholders equaled $85 thousand or $.01 per diluted share compared to $677 thousand, or $.09 per diluted share for the same period a year ago.
    Net income available to common shareholders for both periods was adversely impacted by the Company’s decision during the second quarter to close two of its underperforming branches (Colonia, NJ and Springfield, NJ).  The closures will take place in the third quarter. As a result of this decision, $215 thousand in residual lease and fixed asset disposal expenses were realized in the second quarter.  Excluding these expenses, net income available to common shareholders for the three month period ending June 30, 2011, would have been $399 thousand or $.05 per diluted share.  For the six month period, net income available to common shareholders would have been $236 thousand or $.03 per diluted share.

We continue to be impacted by the state of the economy and the impact the recession has had on our borrowers.  Consequently we have focused on credit quality and capital management.  Our performance continues to be challenged by credit quality concerns: Nonperforming assets rose from year-end levels, our provision for loan losses increased and the cost of loan collection and other real estate owned (“OREO”) property expenses are elevated.   However, we have experienced continued net interest margin improvement, core deposit growth and the Company remains well capitalized.

Our quarterly and six month performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) per common share - Basic (1)	$0.03	$0.04	$0.01	$0.09
Net income (loss) per common share - Diluted (1)	$0.03	$0.04	$0.01	$0.09
Return on average assets	0.32%	0.31%	0.21%	0.32%
Return (loss) on average common equity (2)	1.95%	2.43%	0.34%	2.76%
Efficiency ratio	69.74%	71.66%	70.64%	71.32%

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

Short-term interest rates continue to remain at historically low levels and consequently, the Company has realized lower yields on earning assets and lower funding costs.

During the three months ended June 30, 2011, tax-equivalent interest income decreased $715 thousand or 6.52 percent to $10.2 million when compared to the same period in the prior year.  This decrease was driven by the decrease in the average volume of earning assets:

•
Of the $715 thousand decrease in interest income on a tax-equivalent basis, $655 thousand was attributable to the decrease in volume of average interest-earning assets and $60 thousand was attributed to reduced yields on average interest-earning assets.

•
The average volume of interest-earning assets decreased $55.3 million to $777.1 million for the second quarter of 2011 compared to $832.3 million for the same period in 2010. This was due primarily to a $28.5 million decrease in average loans and a $25.0 million decrease in average investment securities.

•	The yield on interest-earning assets remained stable for the second quarter of 2011 when compared to the second quarter of 2010.

Total interest expense was $2.7 million for the three months ended June 30, 2011, a decrease of $956 thousand or 26.0 percent compared to the same period in 2010.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $956 thousand decrease in interest expense, $524 thousand was due to the decrease in the volume of average interest-bearing liabilities and $432 thousand was attributed to a decrease in the rates paid on interest-bearing liabilities.

•
Interest-bearing liabilities averaged $649.8 million for the second quarter of 2011, a decrease of $72.5 million or 10.0 percent, compared to the second quarter of 2010.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, average savings deposits and borrowed funds, partially offset by an increase in interest bearing deposits.

•
The average cost of interest-bearing liabilities decreased 37 basis points to 1.67 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 41 basis points to 1.27 percent for the second quarter of 2011 and the cost of borrowed funds and subordinated debentures decreased 1 basis point to 4.17 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the quarter ended June 30, 2011, tax-equivalent net interest income amounted to $7.5 million, an increase of $241 thousand or 3.3 percent when compared to the same period in 2010.  Net interest margin increased 37 basis points to 3.88 percent for the quarter ended June 30, 2011, compared to 3.51 percent for the same period in 2010.  The net interest spread was 3.61 percent for the second quarter of 2011, a 37 basis point increase from 3.24 for the same period in 2010.

During the six months ended June 30, 2011, tax-equivalent interest income was $20.5 million, a decrease of $2.0 million or 8.7 percent when compared to the same period in 2010.

•
Of the $2.0 million decrease in interest income on a tax-equivalent basis, $1.6 million was attributable to the decrease in volume of average interest-earning assets and $388 thousand was attributed to reduced yields on average interest-earning assets.

•
The average volume of interest-earning assets decreased $64.0 million to $777.6 million for the six months ended June 30, 2011, compared to $841.5 million for the same period in 2010. This was due primarily to a $33.7 million decrease in average loans and a $29.5 million decrease in average investment securities.

•
The yield on interest-earning assets decreased 6 basis points to 5.31 percent for the six months ended June 30, 2011 when compared to the same period in 2010, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There was an increase in the yield on Federal Home Loan Bank Stock, Securities HTM and SBA loans.

Total interest expense was $5.5 million for the six months ended June 30, 2011, a decrease of $2.2 million or 29.0 percent compared to the same period in 2010.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $2.2 million decrease in interest expense, $1.1 million was attributed to a decrease in the rates paid on interest-bearing liabilities and $1.1 million was due to the decrease in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $654.1 million for the six months ended June 30, 2011, a decrease of $79.0 million or 10.8 percent, compared to the same period in 2010.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, average savings deposits and borrowed funds, partially offset by an increase in interest bearing deposits.

•
The average cost of interest-bearing liabilities decreased 43 basis points to 1.69 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 50 basis points to 1.28 percent for the six months ended June 30, 2011 and the cost of borrowed funds and subordinated debentures decreased 5 basis points to 4.19 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the six months ended June 30, 2011, tax-equivalent net interest income amounted to $15.1 million, an increase of $275 thousand or 1.9 percent, compared to the same period in 2010.  Net interest margin increased 36 basis points to 3.90 percent for the six months ended June 30, 2011, compared to 3.54 percent for the same period in 2010.  The net interest spread was 3.62 percent for the six months ended June 20, 2010, a 37 basis point increase from 3.25 percent for the same period in 2010.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)
For the three months ended June 30,	2011			2010
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$40,499	$9	0.09%	$41,695	$29	0.28%
Federal Home Loan Bank stock	4,097	35	3.43	4,656	49	4.22
Securities:
Available for sale	103,750	939	3.62	120,333	1,068	3.55
Held to maturity	14,841	185	4.99	23,300	256	4.39
Total securities (A)	118,591	1,124	3.79	143,633	1,324	3.69
Loans, net of unearned discount:
SBA	85,678	1,191	5.56	98,214	1,300	5.29
SBA 504	58,999	834	5.67	66,318	1,091	6.60
Commercial	284,503	4,581	6.46	285,709	4,488	6.30
Residential mortgage	132,386	1,846	5.58	133,379	1,959	5.87
Consumer	52,316	629	4.82	58,718	724	4.95
Total loans (B)	613,882	9,081	5.93	642,338	9,562	5.97
Total interest-earning assets	$777,069	$10,249	5.28%	$832,322	$10,964	5.28%
Noninterest-earning assets:
Cash and due from banks	16,243			21,959
Allowance for loan losses	(16,050)			(14,678)
Other assets	39,903			42,289
Total noninterest-earning assets	40,096			49,570
Total Assets	$817,165			$881,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$104,149	$143	0.55%	$100,108	$188	0.75%
Savings deposits	286,738	584	0.82	292,543	728	1.00
Time deposits	168,448	1,045	2.49	227,722	1,687	2.97
Total interest-bearing deposits	559,335	1,772	1.27	620,373	2,603	1.68
Borrowed funds and subordinated debentures	90,465	953	4.17	101,907	1,078	4.18
Total interest-bearing liabilities	$649,800	$2,725	1.67%	$722,280	$3,681	2.04%
Noninterest-bearing liabilities:
Demand deposits	92,090			86,772
Other liabilities	4,760			4,313
Total noninterest-bearing liabilities	96,850			91,085
Shareholders’ equity	70,515			68,527
Total Liabilities and Shareholders’ Equity	$817,165			$881,892
Net interest spread		$7,524	3.61%		$7,283	3.24%
Tax-equivalent basis adjustment		(53)			(20)
Net interest income		$7,471			$7,263
Net interest margin			3.88%			3.51%

A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state tax rates.

B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis.)
For the six months ended June 30,	2011			2010
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$36,896	$20	0.11%	$37,119	$55	0.30%
Federal Home Loan Bank stock	4,151	101	4.91	4,666	83	3.59
Securities:
Available for sale	104,385	1,849	3.54	125,784	2,361	3.75
Held to maturity	17,166	478	5.57	25,300	610	4.82
Total securities (A)	121,551	2,327	3.83	151,084	2,971	3.93
Loans, net of unearned discount:
SBA	85,769	2,427	5.66	98,177	2,752	5.61
SBA 504	60,490	1,789	5.96	68,370	2,177	6.42
Commercial	283,559	8,887	6.32	288,865	9,092	6.35
Residential mortgage	131,570	3,677	5.59	133,991	3,921	5.85
Consumer	53,576	1,315	4.95	59,246	1,455	4.95
Total loans (B)	614,964	18,095	5.92	648,649	19,397	6.01
Total interest-earning assets	$777,562	$20,543	5.31%	$841,518	$22,506	5.37%
Noninterest-earning assets:
Cash and due from banks	16,999			21,961
Allowance for loan losses	(15,555)			(14,630)
Other assets	39,835			41,596
Total noninterest-earning assets	41,279			48,927
Total Assets	$818,841			$890,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$103,851	$283	0.55%	$101,343	$446	0.89%
Savings deposits	288,263	1,165	0.81	290,906	1,629	1.13
Time deposits	171,517	2,140	2.52	239,682	3,500	2.94
Total interest-bearing deposits	563,631	3,588	1.28	631,931	5,575	1.78
Borrowed funds and subordinated debentures	90,465	1,904	4.19	101,207	2,155	4.24
Total interest-bearing liabilities	$654,096	$5,492	1.69%	$733,138	$7,730	2.12%
Noninterest-bearing liabilities:
Demand deposits	90,453			84,978
Other liabilities	4,148			4,192
Total noninterest-bearing liabilities	94,601			89,170
Shareholders’ equity	70,144			68,137
Total Liabilities and Shareholders’ Equity	$818,841			$890,445
Net interest spread		$15,051	3.62%		$14,776	3.25%
Tax-equivalent basis adjustment		(105)			(49)
Net interest income		$14,946			$14,727
Net interest margin			3.90%			3.54%

A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state tax rates.

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

	Three months ended June 30, 2011 versus June 30, 2010			Six months ended June 30, 2011 versus June 30, 2010
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$(1)	$(19)	$(20)	$-	$(35)	$(35)
Federal Home Loan Bank stock	(6)	(8)	(14)	(10)	28	18
Investment securities	(252)	52	(200)	(602)	(42)	(644)
Net loans	(396)	(85)	(481)	(963)	(339)	(1,302)
Total interest income	$(655)	$(60)	$(715)	$(1,575)	$(388)	$(1,963)
Interest Expense:
Interest-bearing demand deposits	$8	$(53)	$(45)	$11	$(174)	$(163)
Savings deposits	(14)	(130)	(144)	(15)	(449)	(464)
Time deposits	(396)	(246)	(642)	(905)	(455)	(1,360)
Total deposits	(402)	(429)	(831)	(909)	(1,078)	(1,987)
Borrowed funds and subordinated debentures	(122)	(3)	(125)	(226)	(25)	(251)
Total interest expense	(524)	(432)	(956)	(1,135)	(1,103)	(2,238)
Net interest income – fully tax-equivalent	$(131)	$372	$241	$(440)	$715	275
Increase in tax-equivalent adjustment			(33)			(56)
Net interest income			$208			$219

Provision for Loan Losses

The provision for loan losses totaled $1.8 million for the three months ended June 30, 2011, compared to $1.5 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, the provision for loan losses totaled $4.3 million, compared to $3.0 million for the same period in 2010.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.4 million for the three months ended June 30, 2011, an increase of $277 thousand when compared to the same period in 2010.  Noninterest income was $2.7 million for the six months ended June, 30, 2011, an increase of $622 thousand compared with the same period in 2010.  The increases in both periods are primarily due to higher gains on the sale of SBA loans and increased service and loan fee income.

The following table shows the components of noninterest income for the three and six months ended June 30, 2011 and 2010:
	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010
Branch fee income	$337	$331	$680	$692
Service and loan fee income	384	245	627	454
Gain on sale of SBA loans held for sale, net	399	147	510	147
Gain on sale of mortgage loans	87	112	256	258
Bank owned life insurance	74	78	147	151
Net security gains (losses)	(39)	4	87	8
Other income	205	253	395	370
Total noninterest income	$1,447	$1,170	$2,702	$2,080

Changes in our noninterest income for the three and six months ended June 30, 2011 versus the three and six months ended June 30, 2010 reflect:

•
For the three months ended June 30, 2011, branch fee income, which consists of deposit service charge and overdraft fees, increased 1.8 percent compared to prior year’s quarter, as increased overdraft activity offset reduced deposit account service charges.  For the six months ended June 30, 2011, branch fee income decreased 1.7 percent to $680 thousand due to lower deposit account service charge activity.

•
For the three and six months ended June 30, 2011, service and loan fee income increased $139 thousand and $173 thousand, respectively, when compared to the same periods in the prior year.  The increases were primarily due to higher levels of payoff and other processing related fees.

•
Net gains on SBA loan sales amounted to $399 thousand on $4.9 million in sales and $510 thousand on $6.0 million in sales for the three and six months ended June 30, 2011, respectively, compared to net gains of $147 thousand on $1.4 million in sales during the same periods in 2010.

•
For the three and six months ended June 30, 2011, gains on the sale of mortgage loans decreased $25 thousand and $2 thousand, respectively, when compared to the same periods in the prior year.  The decreases were directly related to a lower volume of mortgage loans originated.  Sales of mortgage loans totaled $6.0 million and $15.7 million for the three and six months ended June 30, 2011.

•
In December 2004, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  An additional $2.5 million was purchased in January 2010 to offset the rising costs of employee benefits.  The increase in the cash surrender value of the BOLI was $74 thousand and $78 thousand for the three months ended June 30, 2011 and June 30, 2010.  The increase in the cash surrender value of the BOLI was $147 thousand $151 thousand for the six months ended June 30, 2011 and June 30, 2010.

•
For the three months ended June 30, 2011 there were net realized losses on the sales of securities of $39 thousand, while there were net realized gains on the sale of securities of $4 thousand during the same period in 2010.   For the six months ended June 30, 2011 and 2010, net realized gains on sales of securities amounted to $87 thousand and $8 thousand, respectively.  For additional information, see Note 7 - Securities.

•
For the three months ended June 30, 2011 other income decreased $48 thousand when compared to the same period in the prior year.  For the six months ended June 30, 2011, other income increased $25 thousand when compared to the same period in the prior year.

 Noninterest Expense

Total noninterest expense was $6.2 million for the second quarter of 2011, an increase of $207 thousand or 3.4 percent over the second quarter of 2010.  Total noninterest expense was $12.4 million for the six months ended June 30, 2011, an increase of $425 thousand or 3.5 percent over the same periods in 2010.

Noninterest expense for both periods was adversely impacted by Unity's decision during the second quarter to close two of its underperforming branches (Colonia, NJ and Springfield, NJ) in the third quarter.  As a result of this decision, $215 thousand in residual lease and fixed asset disposal expenses were realized.

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010
Compensation and benefits	$2,880	$2,822	$5,937	$5,821
Occupancy	827	608	1,546	1,285
Processing and communications	537	555	1,044	1,080
Furniture and equipment	410	447	794	870
Professional services	192	199	394	428
Loan collection costs	201	243	425	427
OREO expenses	223	157	445	187
Deposit insurance	282	320	601	650
Advertising	205	241	323	348
Other expenses	490	448	897	885
Total noninterest expense	$6,247	$6,040	$12,406	$11,981

Changes in noninterest expense for the three and six months ended June 30, 2011 versus the three and six months ended June 30, 2010 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $58 thousand and $116 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  This increase is attributed to higher employee medical benefit costs and increased residential mortgage commissions.

•
Occupancy expense increased $219 thousand and $261 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010, primarily due to branch closure related expenses and snow removal expenses.

•
Processing and communications expenses decreased $18 thousand and $36 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  The quarter over quarter decrease was primarily due to decreased items processing and armored car costs.  The year over year decreases were primarily due to decreases in data processing costs, armored car costs and coin and currency costs.

•
Furniture and equipment expense decreased $37 thousand and $76 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  This decrease was primarily due to lower depreciation expenses and equipment lease expense, partially offset by losses on the disposal of equipment at the two branches being closed.

•
Professional service fees remained relatively flat for the three months ended June 30, 2011 when compared to the same period in 2010 and decreased $34 thousand for the six months ended June 30, 2011, when compared to the same period in 2010, due to lower consulting, audit and legal fees.

•
Loan collection costs decreased $42 thousand for the three months ended June 30, 2011 and remained relatively flat for the six months ended June 30, 2011, when compared to the same periods in 2010.  Quarter over quarter, the decrease was primarily due to a decrease in loan collection costs and forced place insurance, partially offset by increased appraisal and loan legal expenses.

•
OREO expenses increased $66 thousand and $258 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010, due to increased OREO carrying costs and valuation adjustments on OREO properties.

•
Deposit insurance expense decreased $38 thousand and $49 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  These decreases are primarily due to a lower overall deposit base.

•
Advertising expense decreased $36 thousand and $25 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  These decreases are primarily due to reduced promotional items and seasonal media related costs.

•	Other expenses increased $42 thousand and $12 thousand for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

 Income Tax Expense

For the quarter ended June 30, 2011, the Company recorded an income tax expense of $277 thousand, compared to an income tax expense of $212 thousand for the same period a year ago.   For the six months ended June 30, 2011, the Company recorded an income tax expense of $129 thousand, compared to an income tax expense of $397 thousand for the same period a year ago.  The current 2011 tax provision represents an effective tax rate of approximately 13.0 percent as compared to 21.7 percent for the prior year.  The provision for income taxes for the six months ended June 30, 2011 includes the reversal of $150 thousand of a valuation reserve for deferred taxes related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 28.1 percent.

Financial Condition at June 30, 2011

Total assets decreased $12.2 million or 1.5 percent, to $806.2 million at June 30, 2011, compared to $818.4 million at December 31, 2010. This decrease was primarily due to a $13.1 million decrease in securities and an $831 thousand decrease in loans, partially offset by an increase of 2.4 million in cash and cash equivalents.  Total deposits decreased $13.6 million and borrowed funds remained stable.  Total shareholders’ equity increased $2.1 million over year-end 2010.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $101.9 million at June 30, 2011, a decrease of $5.3 million or 4.9 percent, compared to $107.1 million at December 31, 2010.  This net decrease was the result of the following:

•          $18.9 million in principal payments, maturities and called bonds,
•          $22.7 million in purchases of collateralized mortgage obligations (“CMOs”), agencies, structured agencies, and corporate bonds
•          $10.1 million in sales net of realized gains, which consisted primarily of mortgage-backed securities and CMOs,
•          $312 thousand in net amortization of premiums, and
•          $1.3 million of appreciation in the market value of the portfolio.  At June 30, 2011, the portfolio had a net unrealized gain of $2 million compared to a net unrealized gain of $733 thousand at December 31, 2010. These unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss).

The average balance of AFS securities amounted to $104.4 million for the six months ended June 30, 2011, compared to $125.8 million for the same period in 2010. The average yield earned on the AFS portfolio decreased 21 basis points, to 3.54 percent for the six months ended June 30, 2011, from 3.75 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 2.9 years at June 30, 2011, compared to 2.5 years at December 31, 2010.

At June 30, 2011, the Company’s AFS portfolio included one bank trust preferred security with a book value of $978 thousand and a fair value of $749 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At June 30, 2011, the Company had not taken any OTTI credit loss adjustments on this security. Management will continue to monitor the performance of the security and the underlying institution for impairment.

HTM securities were $13.3 million at June 30, 2011, a decrease of $7.8 million or 36.9 percent, from year-end 2010.  This net decrease was the result of:

•          $5.6 million in principal payments
•          $47 thousand in net accretion of discounts, and
•          $2.2 million in sales, net of realized gains which consisted of CMO's due to declines in their credit ratings.

As of June 30, 2011 and December 31, 2010, the fair value of HTM securities was $13.9 million and $21.4 million, respectively. The average balance of HTM securities amounted to $17.2 million for the six months ended June 30, 2011, compared to $25.3 million for the same period in 2010. The average yield earned on HTM securities increased 75 basis points, to 5.57 percent for the six months ended June 30, 2011, from 4.82 percent for the same period in 2010. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 6.35 years and 3.45 years at June 30, 2011 and December 31, 2010, respectively.

Securities with a carrying value of $73.8 million and $63.4 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at June 30, 2011.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $831 thousand or 0.1 percent to $615.1 million at June 30, 2011, compared to $615.9 million at year-end 2010. The decline occurred in all loan types except, commercial, residential mortgage,  and SBA held for sale loans as a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$13,753	2.2%	$10,397	1.7%
SBA held to maturity	71,429	11.6	75,741	12.3
SBA 504	55,810	9.1	64,276	10.4
Commercial	287,785	46.8	281,205	45.7
Residential mortgage	134,782	21.9	128,400	20.8
Consumer	51,546	8.4	55,917	9.1
Total loans	$615,105	100.0%	$615,936	100.0%

Average loans decreased $33.7 million or 5.2 percent from $648.6 million for the six months ended June 30, 2010, to $615.0 million for the same period in 2011.  The decrease in average loans was due to declines in all portfolio types.  The yield on the overall loan portfolio fell 9 basis points to 5.92 percent for the six months ended June 30, 2011, compared to 6.01 percent for the same period in the prior year. This decrease was the result of variable rate, prime-based loan products such as SBA loans repricing lower as rates remained low throughout 2010 and 2011.  The prime rate has remained at 3.25 percent since December 2008.

SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  During the third and fourth quarters of 2008, as a result of the significantly reduced premiums on sale and the ongoing credit crisis, the Company closed all SBA production offices outside of its New Jersey and Pennsylvania primary trade area.  Consequently, the volume of new SBA loans and gains on SBA loans has declined.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.8 million at June 30, 2011, an increase of $3.4 million from $10.4 million at December 31, 2010.  SBA 7(a) loans held to maturity amounted to $71.4 million at June 30, 2011, a decrease of $4.3 million from $75.7 million at December 31, 2010. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.66 percent for the six months ended June 30, 2011, compared to 5.61 percent for the same period in the prior year.

At June 30, 2011, SBA 504 loans totaled $55.8 million, a decrease of $8.5 million from $64.3 million at December 31, 2010. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans.  The yield on SBA 504 fell 46 basis points  to 5.96 percent for the six months ended June 30, 2011 from 6.42 percent for the six months ended June 30, 2010 due to the reversal of accrued interest on loans placed into nonaccrual status.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $287.8 million at June 30, 2011, an increase of $6.6 million from year-end 2010. The yield on commercial loans was 6.32 percent for the six months ended June 30, 2011, compared to 6.35 percent for the six months ended June 30, 2010.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $134.8 million at June 30, 2011, an increase of $6.4 million from year-end 2010.  New loan volume during the six months ended June 30, 2011 was partially offset by the sale of mortgage loans totaling $15.7 million.  The yield on residential mortgages was 5.60 percent for the six months ended June 30, 2011, compared to 5.85 percent for the same period in 2010.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $51.5 million at June 30, 2011, a decrease of $4.4 million from December 31, 2010.  The yield on consumer loans was 4.95 percent for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, approximately 11.1 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.  The Company is currently no longer financing hotel/motel properties.   There are no other concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of June 30, 2011, 90 percent of SBA 7(a) loans are secured by commercial or residential real estate and 10 percent by other non-real estate collateral.  Commercial real estate secures all SBA 504 loans.  Approximately 98 percent of consumer loans are secured by owner-occupied residential real estate, with the other 2 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of June 30, 2011 is shown in the table below:

	Concentration
(In thousands)	Balance	Percent
Commercial real estate – owner occupied	$139,516	48.5%
Commercial real estate – investment property	124,020	43.1
Undeveloped land	14,642	5.1
Other non-real estate collateral	9,607	3.3
Total commercial loans	$287,785	100.0%

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

    The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods presented:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonperforming by category:
SBA (1)	$7,941	$8,162	$6,186
SBA 504	3,952	2,714	3,414
Commercial	8,896	5,452	9,499
Residential mortgage	4,040	5,085	6,545
Consumer	270	249	427
Total nonperforming loans	$25,099	$21,662	$26,071
OREO	2,722	2,346	3,728
Total nonperforming assets	$27,821	$24,008	$29,799
Past due 90 days or more and still accruing interest:
SBA	$207	$374	$289
SBA 504	-	-	-
Commercial	1,925	-	1,451
Residential mortgage	726	-	1,040
Consumer	-	-	-
Total	$2,858	$374	$2,780
Nonperforming loans to total loans	4.08%	3.52%	4.09%
Nonperforming assets to total loans and OREO	4.50	3.88	4.65
Nonperforming assets to total assets	3.45	2.93	3.43
(1) SBA loans guaranteed	$2,857	$2,706	$1,436

    The current state of the economy impacts the Company’s level of delinquent and nonperforming loans by putting a strain on the Company’s borrowers and their ability to pay their loan obligations.  Unemployment rates continue to be at elevated levels and businesses are reluctant to hire.  Unemployment and flat wages have caused consumer spending and demand for goods to decline, impacting the profitability of small businesses.  Consequently, the Company’s nonperforming loans remain at an elevated level.

    Nonperforming loans were $25.1 million at June 30,2011, a $3.4 million increase from $21.7 million at year-end 2010 and a $1.0 million decrease from $26.1 million at June 30, 2010.  Since year end 2010, nonperforming loans increased in all loan categories, except for SBA and residential mortgage loans.  Included in nonperforming loans at June 30, 2011, are approximately $2.9 million of loans guaranteed by the SBA, compared to $2.7 million at December 31, 2010 and $1.4 million at June 30, 2010.  In addition, there were $2.9 million, $374 thousand, and $2.8 million in loans past due 90 days or more and still accruing interest at June 30, 2011, December 31, 2010,  and June 30, 2010, respectively.

    Other real estate owned (“OREO”) properties totaled $2.7 million at June 30, 2011, an increase of $376 thousand from $2.3 million at year-end 2010 and a $1.0 million decrease from $3.7 million at June 30, 2010.  During the six months ended June 30, 2011, the Company took title to seven properties totaling $1.4 million and recorded valuation adjustments of $754 thousand on seven existing properties.  During the six months ended June 30, 2011, there were sales of three OREO properties.

    Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $3.4 million at June 30, 2011, a decrease of $2.1 million from $5.5 million at December 31, 2010.  The decrease is due to the removal of $7.3 million during the period , partially offset by the addition of $5.3 million.

    The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both.  At June 30, 2011, there were sixteen loans totaling $17.5 million that were classified as TDRs by the Company and are deemed impaired, compared to fifteen such loans totaling $14.1 million at December 31, 2010 and four such loans totaling $5.6 million at June 30, 2010.  During the six months ended June 30, 2011, there were seven loans totaling $9.0 million classified as TDRs, six loans totaling $3.1 million were transferred to nonaccrual status and one loan was charged down $2.5 million.  TDRs are not included in the nonperforming or potential problem loan figures listed above, as they continue to perform under their modified terms.

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

The allowance for loan losses totaled $16.0 million, $14.4 million, and $13.9 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively, with resulting allowance to total loan ratios of 2.60 percent, 2.33 percent, and 2.19 percent, respectively.  Net charge-offs amounted to $1.4 million for the three months ended June 30, 2011, compared to $1.8 million for the same period in 2010.  Net charge-offs amounted to $3.1 million for the six months ended June 30, 2011, compared to $3.0 million for the same period in 2010.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2011	2010	2011	2010
Balance, beginning of period	$15,275	$14,055	$14,364	$13,842
Provision charged to expense	1,750	1,500	4,250	3,000
Charge-offs:
SBA	592	517	1,303	513
SBA 504	-	-	-	750
Commercial	646	1,038	1,494	1,523
Residential mortgage	-	115	142	215
Consumer	131	2	131	2
Total charge-offs	1,369	1,672	3,070	3,003
Recoveries:
SBA	71	53	79	94
SBA 504	-	-	-	-
Commercial	291	10	389	13
Residential mortgage	-	-	4	-
Consumer	-	-	2	-
Total recoveries	362	63	474	107
Total net charge-offs	$1,007	$1,609	$2,596	$2,896
Balance, end of period	$16,018	$13,946	$16,018	$13,946
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	2.44%	1.89%	2.88%	0.86%
SBA 504	-	-	-	2.21
Commercial	0.50	1.44	0.79	1.05
Residential mortgage	-	0.35	0.21	0.32
Consumer	1.00	0.01	0.49	0.01
Total loans	0.66	1.00	0.85	0.90
Allowance to total loans	2.60	2.19	2.60	2.19
Allowance to nonperforming loans	63.82	53.49	63.82	53.49

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments.  Commitments to extend credit represent arrangements to lend funds or provide liquidity subject to specified contractual conditions.  At June 30, 2011 and December 31, 2010, a $66 thousand commitment reserve was reported on the balance sheet as an “other liability”.  Management determines this amount using estimates of future loan funding and losses related to those credit exposures.

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

Total deposits decreased $13.6 million to $641.2 million at June 30, 2011, from $654.8 million at December 31, 2010.  These decreases in deposits were due to decreases of $13.4 million and $11.8 million in time deposits and interest-bearing demand deposits, respectively, partially offset by increases of $8.3 million and $3.3 million in savings deposits and noninterest-bearing demand deposits respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.

The mix of deposits shifted during the quarter as the concentration of time deposits fell from 27.5 percent of total deposits at December 31, 2010 to 26.1 percent of total deposits at June 30, 2011, in turn causing the concentration of savings deposits to increase.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both June 30, 2011 and December 31, 2010 and are broken down in the following table:

(In thousands)	June 30, 2011	December 31, 2010
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At June 30, 2011, the Company had $66.7 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2011, is a decline of 1.01 percent in a rising-rate environment and a decline of 0.89 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2011 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2010, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.77 percent in a rising-rate environment and a decline of 0.83 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2011, the balance of cash and cash equivalents was $46.3 million, an increase of $2.4 million from December 31, 2010.

Net cash provided by operating activities totaled $1.6 million and $5.9 million for the six months ended June 30, 2011 and 2010, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of loans held for sale, partially offset by originations of SBA and mortgage loans held for sale and deferred taxes.

Net cash provided by investing activities amounted to $14.5 million and $38.7 million for the six months ended June 30, 2011 and 2010, respectively.  The cash provided by investing activities was primarily a result of sales, maturities and paydowns on securities, loan paydowns and proceeds from the sale of other real estate owned, partially offset by the purchase of securities and equipment.

Net cash used by financing activities amounted to $13.7 million for the six months ended June 30, 2011, while financing activities used $62.8 million in net cash during the six months ended June 30, 2010. The cash used by financing activities was primarily due to the decrease in the Company’s deposit base.

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

At June 30, 2011, the Parent Company had $3.9 million in cash and $103 thousand in marketable securities valued at fair value compared to $4.1 million in cash and $97 thousand in marketable securities at December 31, 2010.  The decrease in cash at the Parent Company was primarily due to the payment of cash dividends on preferred stock.

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

Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of June 30, 2011 and December 31, 2010.  At June 30, 2011, $66.7 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $101.8 million and $13.8 million, respectively, at June 30, 2011.

As of June 30, 2011, deposits included $37.6 million of Government deposits, as compared to $36.3 million at year-end 2010. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $33.2 million of deposits from six municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $67.9 million to its borrowers as of June 30, 2011, compared to $66.0 million at December 31, 2010.  At June 30, 2011, $19.6 million of these commitments expire after one year, compared to $17.2 million at December 31, 2010.  At June 30, 2011, the Company had $2.0 million in standby letters of credit compared to $1.5 million at December 31, 2010, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  At June 30, 2011 approximately 6 percent of these commitments were for SBA loans, which may be sold in the secondary market, compared to 12 percent at December 31, 2010.

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

    The Company’s capital amounts and ratios are presented in the following table.
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Leverage ratio	$84,742	10.40%	≥ $ 32,579	4.00%	≥ $ 40,724	N/A
Tier I risk-based capital ratio	84,742	13.41	25,282	4.00	37,922	N/A
Total risk-based capital ratio	92,743	14.67	50,563	8.00	63,204	N/A
As of December 31, 2010
Leverage ratio	$83,550	9.97%	≥ $ 33,531	4.00%	≥ $ 41,914	N/A
Tier I risk-based capital ratio	83,550	13.04	25,628	4.00	38,442	N/A
Total risk-based capital ratio	91,638	14.30	51,257	8.00	64,071	N/A

The Bank’s capital amounts and ratios are presented in the following table.
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Leverage ratio	$72,362	8.89%	≥ $ 32,549	4.00%	≥ $ 40,686	5.00%
Tier I risk-based capital ratio	72,362	11.46	25,253	4.00	37,879	6.00
Total risk-based capital ratio	88,855	14.07	50,506	8.00	63,132	10.00
As of December 31, 2010
Leverage ratio	$71,053	8.48%	≥ $ 33,497	4.00%	≥ $ 41,871	5.00%
Tier I risk-based capital ratio	71,053	11.10	25,595	4.00	38,393	6.00
Total risk-based capital ratio	87,631	13.69	51,191	8.00	63,988	10.00

Shareholders’ Equity

 Shareholders’ equity increased $2.1 million to $72.2 million at June 30, 2011 compared to $70.1 million at December 31, 2010, due to net income of $863 thousand, $814 thousand appreciation in the net unrealized gains on available for sale securities, $159 thousand appreciation in net unrealized gains on cash flow hedge derivatives, and $807 thousand from the issuance of common stock under employee benefit plans, partially offset by $521 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

    During the first quarter, the Company retired approximately 425 thousand shares of Treasury Stock.  The associated cost of $4.2 million was allocated between common stock and retained earnings.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the six months ended June 30, 2011.  The Company is currently preserving capital and will resume paying dividends when earnings and credit quality improve.

 The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three month period ended June 30, 2011.  As of June 30, 2011, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when it is reinstated.

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

    At June 30, 2011 and December 31, 2010, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	June 30, 2011	December 31, 2010
Notional amount	$15,000	$15,000
Weighted average pay rate	4.05%	4.05%
Weighted average receive rate (three-month LIBOR)	0.30%	0.34%
Weighted average maturity in years	0.41	0.90
Unrealized loss relating to interest rate swaps	$(236)	$(499)

These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.

At June 30, 2011, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

 Information regarding this item as of June 30, 2011 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2010, except for the following risk factor, which was updated June 30, 2011.

    Any downgrade of the credit rating of the debt of the United States may cause disruptions to world credit markets and may adversely affect our business.

    On August 5, 2011, Standard and Poor's downgraded the United States credit rating from AAA rating to AA+.   This reduction in the rating of U.S. government debt will likely cause disruption in world debt markets and may result in higher interest rates  in the United States. A disruption in credit markets and accompanying volatility in market rates of interest may adversely affect our business, including negatively affecting our liquidity and net interest income.

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

UNITY BANCORP, INC.

Dated: August 12, 2011	/s/ Alan J. Bedner, Jr.
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