Form 10-Q/A
period 2011-06-30
UNITY BANCORP INC /NJ/
filed 2011-10-26
CIK 920427

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

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, for the purpose of correcting the format of the certifications filed previously as Exhibits 31.1, 31.2 and 32.1 with the original Form 10-Q. This Amendment makes only the changes identified above, does not change any previously reported financial results, and does not reflect events occurring after the date of the original filing of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

UNITY BANCORP, INC.

Dated: October 26, 2011	/s/ Alan J. Bedner, Jr.
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