Form 10-Q
period 2011-09-30
UNITY BANCORP INC /NJ/
filed 2011-11-09
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2011 common stock, no par value: 7,412,731 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
At September 30, 2011, December 31, 2010 and September 30, 2010
(Unaudited)

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
Cash and due from banks	$15,965	$17,637	$16,928
Federal funds sold and interest-bearing deposits	74,125	26,289	30,379
Cash and cash equivalents	90,090	43,926	47,307
Securities:
Securities available for sale, at fair value	88,083	107,131	111,777
Securities held to maturity (fair value of $13,782, $21,351, and $23,745, respectively)	12,669	21,111	23,043
Total securities	100,752	128,242	134,820
Loans:
SBA loans held for sale	9,284	10,397	19,021
SBA loans held to maturity	66,363	75,741	72,197
SBA 504 loans	55,520	64,276	65,075
Commercial loans	284,046	281,205	284,875
Residential mortgage loans	136,942	128,400	131,479
Consumer loans	51,478	55,917	56,869
Total loans	603,633	615,936	629,516
Allowance for loan losses	(16,447)	(14,364)	(14,163)
Net loans	587,186	601,572	615,353

Premises and equipment, net	10,648	10,967	11,137
Bank owned life insurance (BOLI)	9,033	8,812	8,732
Deferred tax assets	6,889	7,550	7,168
Federal Home Loan Bank stock, at cost	4,088	4,206	4,656
Accrued interest receivable	3,519	3,791	3,750
Other real estate owned (OREO)	3,555	2,346	5,773
Prepaid FDIC insurance	2,653	3,266	3,545
Goodwill and other intangibles	1,533	1,544	1,548
Other assets	706	2,188	2,596

Total Assets	$820,652	$818,410	$846,385

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$93,706	$91,272	$87,837
Interest-bearing demand deposits	100,807	105,530	100,350
Savings deposits	296,571	277,394	292,372
Time deposits, under $100,000	105,840	119,478	124,851
Time deposits, $100,000 and over	57,247	61,114	64,748
Total deposits	654,171	654,788	670,158

Borrowed funds	75,000	75,000	86,044
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	533	556	618
Accrued expenses and other liabilities	2,347	2,516	3,370
Total liabilities	747,516	748,325	775,655

Commitments and contingencies	-	-	-

Shareholders' equity:
Cumulative perpetual preferred stock	19,409	19,019	18,894
Common stock	53,663	55,884	55,798
Accumulated deficit	(1,056)	(772)	(473)
Treasury stock at cost	-	(4,169)	(4,169)
Accumulated other comprehensive income	1,120	123	680
Total Shareholders' Equity	73,136	70,085	70,730

Total Liabilities and Shareholders' Equity	$820,652	$818,410	$846,385

Preferred shares	21	21	21
Issued common shares	7,413	7,636	7,632
Outstanding common shares	7,413	7,211	7,207

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Income
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$6	$21	$26	$76
Federal Home Loan Bank stock	46	65	147	148
Securities:
Available for sale	804	1,071	2,558	3,405
Held to maturity	157	270	625	858
Total securities	961	1,341	3,183	4,263
Loans:
SBA loans	1,243	1,225	3,671	3,977
SBA 504 loans	838	1,093	2,626	3,270
Commercial loans	4,417	4,454	13,304	13,546
Residential mortgage loans	1,825	1,808	5,502	5,729
Consumer loans	616	719	1,931	2,174
Total loans	8,939	9,299	27,034	28,696
Total interest income	9,952	10,726	30,390	33,183
INTEREST EXPENSE
Interest-bearing demand deposits	137	148	420	593
Savings deposits	536	639	1,701	2,268
Time deposits	979	1,450	3,119	4,952
Borrowed funds and subordinated debentures	947	1,077	2,851	3,232
Total interest expense	2,599	3,314	8,091	11,045
Net interest income	7,353	7,412	22,299	22,138
Provision for loan losses	1,400	1,500	5,650	4,500
Net interest income after provision for loan losses	5,953	5,912	16,649	17,638
NONINTEREST INCOME
Branch fee income	374	359	1,054	1,051
Service and loan fee income	213	251	840	705
Gain on sale of SBA loans held for sale, net	338	269	848	416
Gain on sale of mortgage loans	250	247	506	504
Bank owned life insurance (BOLI)	74	79	221	230
Net security gains	266	35	353	42
Other income	139	220	534	592
Total noninterest income	1,654	1,460	4,356	3,540
NONINTEREST EXPENSE
Compensation and benefits	2,944	2,960	8,881	8,781
Occupancy	615	624	2,161	1,910
Processing and communications	549	529	1,593	1,609
Furniture and equipment	384	440	1,178	1,311
Professional services	206	229	599	657
Loan collection costs	235	272	660	698
OREO expense	491	482	936	669
Deposit insurance	60	333	661	983
Advertising	187	130	510	478
Other expenses	430	405	1,328	1,288
Total noninterest expense	6,101	6,404	18,507	18,384
Income before provision for income taxes	1,506	968	2,498	2,794
Provision for income taxes	420	242	548	639
Net income	1,086	726	1,950	2,155
Preferred stock dividends & discount accretion	386	385	1,164	1,136
Income available to common shareholders	$700	$341	$786	$1,019

Net income per common share - Basic	$0.09	$0.05	$0.11	$0.14
- Diluted	$0.09	$0.05	$0.10	$0.14

Weighted average common shares outstanding - Basic	7,413	7,176	7,301	7,161
- Diluted	7,781	7,467	7,719	7,417

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Net income	$1,086	$726	$1,950	$2,155

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period	143	406	1,060	1,134
Less: Reclassification adjustment for gains included in net income	210	23	313	85
Total unrealized gains (losses) on securities	(67)	383	747	1,049
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during the period	91	42	250	92
Total other comprehensive income	24	425	997	1,141

Total comprehensive income	$1,110	$1,151	$2,947	$3,296

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2011 and 2010
(Unaudited)

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income (Loss)	Equity
Balance, December 31, 2009	$18,533	7,144	$55,454	$(1,492)	$(4,169)	$(461)	$67,865
Comprehensive income:
Net income				2,155			2,155
Other comprehensive income						1,141	1,141
Total comprehensive income							3,296
Accretion of discount on preferred stock	361			(361)			-
Dividends on preferred stock (5% annually)				(775)			(775)
Common stock issued and related tax effects (a)		63	344				344
Balance, September 30, 2010	$18,894	7,207	$55,798	$(473)	$(4,169)	$680	$70,730

	Preferred	Common Stock		Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	(Deficit)	Stock	Income	Equity
Balance, December 31, 2010	$19,019	7,211	$55,884	$(772)	$(4,169)	$123	$70,085
Comprehensive income:
Net income				1,950			1,950
Other comprehensive income						997	997
Total comprehensive income							2,947
Accretion of discount on preferred stock	390			(390)			-
Dividends on preferred stock (5% annually)				(776)			(776)
Retire Treasury stock			(3,101)	(1,068)	4,169		-
Common stock issued and related tax effects (a)		202	880				880
Balance, September 30, 2011	$19,409	7,413	$53,663	$(1,056)	$-	$1,120	$73,136

(a) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$1,950	$2,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,650	4,500
Net amortization of purchase premiums and discounts on securities	378	644
Depreciation and amortization	560	941
Deferred income tax benefit	(4)	(630)
Net security gains	(353)	(42)
Stock compensation expense	145	219
Loss on sale of other real estate owned	198	368
Gain on sale of SBA loans held for sale, net	(848)	(416)
Gain on sale of mortgage loans	(506)	(504)
Origination of mortgage loans held for sale	(29,029)	(26,182)
Origination of SBA loans held for sale	(9,977)	(2,679)
Proceeds from sale of mortgage loans held for sale, net	29,535	26,686
Proceeds from sale of SBA loans held for sale, net	11,938	4,250
Loss on sale or disposal of premises and equipment	199	9
Net change in other assets and liabilities	3,774	1,899
Net cash provided by operating activities	13,610	11,218
INVESTING ACTIVITIES:
Purchases of securities held to maturity	-	(2,330)
Purchases of securities available for sale	(30,264)	(27,704)
Maturities and principal payments on securities held to maturity	6,197	5,517
Maturities and principal payments on securities available for sale	27,485	46,475
Proceeds from sale of securities held to maturity	2,168	1,893
Proceeds from sale of securities available for sale	23,123	11,507
Proceeds from redemption of Federal Home Loan Bank stock	117	21
Proceeds from sale of other real estate owned	1,526	2,298
Net decrease in loans	3,647	15,202
Purchase of bank owned life insurance	-	(2,500)
Proceeds from sale or disposal of premises and equipment	225	35
Purchases of premises and equipment	(725)	(283)
Net cash provided by investing activities	33,499	50,131
FINANCING ACTIVITIES:
Net decrease in deposits	(617)	(88,081)
Proceeds from new borrowings	-	1,044
Proceeds from the exercise of stock options	446	134
Cash dividends paid on preferred stock	(774)	(774)
Net cash used in financing activities	(945)	(87,677)
Increase (decrease) in cash and cash equivalents	46,164	(26,328)
Cash and cash equivalents, beginning of period	43,926	73,635
Cash and cash equivalents, end of period	$90,090	$47,307
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$8,114	$11,137
Income taxes paid	356	1,204
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	-	1,230
Transfer of loans to other real estate owned	4,047	6,909

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2011

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Stock Transactions

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2011, 1,720,529 shares have been reserved for issuance upon the exercise of options, 582,647 option grants are outstanding, and 956,557 option grants have been exercised, forfeited or expired, leaving 181,325 shares available for grant.

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

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $40 thousand and $52 thousand for the three months ended September 30, 2011 and 2010, respectively.  The related income tax benefit was approximately $16 thousand and $21 thousand for the three months ended September 30, 2011 and 2010, respectively.  Compensation expense related to stock options totaled $85 thousand and $135 thousand for the nine months ended September 30, 2011 and 2010, respectively.  The related income tax benefit was approximately $32 thousand and $54 thousand for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $238 thousand.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Transactions under the Company’s stock option plans for the nine months ended September 30, 2011 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	775,468	$5.90	3.9	$1,049,184
Options granted	67,000	6.66
Options exercised	(233,105)	3.39
Options forfeited	(3,449)	6.62
Options expired	(23,267)	9.62
Outstanding at September 30, 2011	582,647	$6.84	5.1	$584,626
Exercisable at September 30, 2011	447,482	$7.30	4.0	$401,639

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	125,416	7.6	$3.88	65,586	$3.85
4.01 - 8.00	278,973	5.1	5.97	203,638	5.81
8.01 - 12.00	121,617	2.5	9.22	121,617	9.22
12.01 - 16.00	56,641	5.2	12.54	56,641	12.54
Total	582,647	5.1	$6.84	447,482	$7.30

The following table presents information about options exercised during the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of options exercised	738	50,929	233,105	76,671
Total intrinsic value of options exercised	$2,294	$115,156	$753,440	$130,972
Cash received from options exercised	2,610	47,048	445,515	78,743
Tax deduction realized from options exercised	569	45,977	298,494	52,276

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2011, 221,551 shares of restricted stock were reserved for issuance, of which 91,162 shares are available for grant.

Restricted stock awards granted during the nine months ended September 30, 2011 and 2010 include:

	2011	2010
Shares	22,500	-
Average Grant Date Fair Value	$6.66	$-

Compensation expense related to the restricted stock awards totaled $29 thousand and $27 thousand for the three months ended September 30, 2011 and 2010, respectively.  Compensation expense related to the restricted stock awards totaled $60 thousand and $84 thousand for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there was approximately $250 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2011:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2010	43,367	$5.83
Granted	22,500	6.66
Vested	(10,182)	8.92
Forfeited	(1,326)	8.72
Nonvested restricted stock at September 30, 2011	54,359	$5.52

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

Derivative Instruments and Hedging Activities

    The Company uses derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  As of September 30, 2011, all of the Company's derivative instruments qualified as hedging instruments.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings  ("TDRs") occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding, as stated in the paragraphs above.  Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income	$1,086	$726	$1,950	$2,155
Less: Preferred stock dividends and discount accretion	386	385	1,164	1,136
Income available to common shareholders	$700	$341	$786	$1,019
Weighted average common shares outstanding - Basic	7,413	7,176	7,301	7,161
Plus: Potential dilutive common stock equivalents	368	291	418	256
Weighted average common shares outstanding - Diluted	7,781	7,467	7,719	7,417
Net income per common share -
Basic	$0.09	$0.05	$0.11	$0.14
Diluted	0.09	0.05	0.10	0.14
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	385	432	358	609

The "potential dilutive common stock equivalents" and the "stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive" shown in the table above include the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, as applicable.  These warrants were dilutive for the three and nine months ended September 30, 2011 and 2010.

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

    For the quarter ended September 30, 2011, the Company reported income tax expense of $420 thousand for an effective tax rate of 27.9 percent, compared to income tax expense of $242 thousand for an effective tax rate of 25.0 percent in the prior year’s quarter.   For the nine months ended September 30, 2011, the Company reported income tax expense of $548 thousand for an effective tax rate of 21.9 percent, compared to income tax expense of $639 thousand for an effective tax rate of 22.9 percent in the prior year’s period.  The year-to-date provision for income taxes includes the reversal of $258 thousand in valuation reserve related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 32.3 percent.

The Company did not recognize or accrue any interest or penalties related to income taxes during the nine months ended September 30, 2011 and 2010.  The Company does not have an accrual for uncertain tax positions as of September 30, 2011 or December 31, 2010, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2007 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income

    The following table shows the changes in other comprehensive income (loss) for the three months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011			Three months ended September 30, 2010
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance, beginning of period			$1,237			$671
Unrealized holding gain on securities arising during the period	$207	$64	143	$672	$266	406
Less: Reclassification adjustment for gains included in net income	316	106	210	35	12	23
Net unrealized gain (loss) on securities arising during the period	(109)	(42)	(67)	637	254	383
Balance, end of period			$1,170			$1,054

Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$(141)			$(416)
Unrealized holding gain on cash flow hedges arising during the period	$153	$62	91	$70	$28	42
Balance, end of period			$(50)			$(374)

Total Accumulated Other Comprehensive Income			$1,120			$680

    The following table shows the changes in other comprehensive income (loss) for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains on securities:
Balance, beginning of period			$423			$5
Unrealized holding gain on securities arising during the period	$1,717	$657	1,060	$1,884	$750	1,134
Less: Reclassification adjustment for gains included in net income	471	158	313	128	43	85
Net unrealized gain on securities arising during the period	1,246	499	747	1,756	707	1,049
Balance, end of period			$1,170			$1,054

Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$(300)			$(466)
Unrealized holding gain on cash flow hedges arising during the period	$416	$166	250	$153	$61	92
Balance, end of period			$(50)			$(374)

Total Accumulated Other Comprehensive Income			$1,120			$680

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

As of September 30, 2011, the fair value of the Company's AFS securities portfolio was $88.1 million.  Approximately 70 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $62.0 million at September 30, 2011.  Approximately $60.3 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at September 30, 2011.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2011 as compared to the period ended December 31, 2010 and September 30, 2010.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$7,400	$-	$7,400
State and political subdivisions	-	14,116	-	14,116
Residential mortgage-backed securities	-	62,038	-	62,038
Commercial mortgage-backed securities	-	235	-	235
Trust preferred securities	-	754	-	754
Other securities	-	3,540	-	3,540
Total securities available for sale	-	88,083	-	88,083
Financial Liabilities:
Interest rate swap agreements	$-	$83	$-	$83

	As of December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$6,462	$-	$6,462
State and political subdivisions	-	10,963	-	10,963
Residential mortgage-backed securities	-	85,741	-	85,741
Commercial mortgage-backed securities	-	1,826	-	1,826
Trust preferred securities	-	565	-	565
Other securities	-	1,574	-	1,574
Total securities available for sale	-	107,131	-	107,131
Financial Liabilities:
Interest rate swap agreements	$-	$499	$-	$499

    The changes in Level 2 assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized as follows:

	As of September 30, 2011
(In thousands)	Securities Available for Sale	Interest Rate Swap Agreements
Beginning balance December 31, 2010	$107,131	$499
Total net gains (losses) included in:
Net income	471	-
Other comprehensive income	1,246	(416)
Purchases, sales, issuances and settlements, net	(20,765)	-
Transfers in and/or out of Level 2	-	-
Ending balance September 30, 2011	$88,083	$83

 Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Other Real Estate Owned ("OREO")
The fair value was determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).  All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice ("USPAP").  Appraisals are certified to the Company and performed by appraisers on the Company’s approved list of appraisers.  Evaluations are completed by a person independent of Company management.  The content of the appraisal depends on the complexity of the property.  Appraisals are completed on a “retail value” and an “as is value”.

The Company requires current real estate appraisals on all loans that become OREO or In-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100,000 and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, original appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business. Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  Subsequent to receiving the third party results, the Company will discount the value 6-10% for selling and closing costs.

   Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependant loans.  When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status.  The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status when the borrower makes six months of contractual payments and demonstrates the ability to service the debt going forward.  Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

Impaired Collateral-Dependent Loans
The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2011, the valuation allowance for impaired loans was $3.9 million, an increase of  $1.4 million from $2.5 million at December 31, 2010.

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2011:

	As of September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Total fair value loss during nine months ended September 30, 2011
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$3,555	$3,555	$(754)
Impaired collateral-dependent loans	-	-	28,117	28,117	(1,821)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2011 and December 31, 2010 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At September 30, 2011, the Bank had standby letters of credit outstanding of $2.0 million, as compared to $1.5 million at December 31, 2010.  The fair value of these commitments is nominal.

The table below presents the estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$90,090	$90,090	$43,926	$43,926
Securities available for sale	88,083	88,083	107,131	107,131
Securities held to maturity	12,669	13,782	21,111	21,351
SBA loans held for sale	9,284	9,876	10,397	11,048
Loans, net of allowance for loan losses	577,902	578,870	591,175	588,519
Federal Home Loan Bank stock	4,088	4,088	4,206	4,206
SBA servicing assets	445	445	512	512
Accrued interest receivable	3,519	3,519	3,791	3,791
Financial liabilities:
Deposits	654,171	641,062	654,788	634,713
Borrowed funds and subordinated debentures	90,465	102,707	90,465	103,704
Accrued interest payable	533	533	556	556
Interest rate swap agreements	83	83	499	499

Note 7.Securities

    This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US Government sponsored entities	$7,284	$116	$-	$7,400	$6,415	$47	$-	$6,462
State and political subdivisions	13,493	623	-	14,116	11,246	23	(306)	10,963
Residential mortgage-backed securities	60,531	1,834	(327)	62,038	84,359	2,022	(640)	85,741
Commercial mortgage-backed securities	244	-	(9)	235	1,827	3	(4)	1,826
Trust preferred securities	978	-	(224)	754	977	-	(412)	565
Other securities	3,610	15	(85)	3,540	1,610	-	(36)	1,574
Total securities available for sale	$86,140	$2,588	$(645)	$88,083	$106,434	$2,095	$(1,398)	$107,131
Held to maturity:
State and political subdivisions	$2,298	$147	$-	$2,445	$2,297	$-	$(66)	$2,231
Residential mortgage-backed securities	7,669	404	(21)	8,052	14,722	444	(318)	14,848
Commercial mortgage-backed securities	2,702	583	-	3,285	4,042	217	-	4,259
Trust preferred securities	-	-	-	-	50	-	(37)	13
Total securities held to maturity	$12,669	$1,134	$(21)	$13,782	$21,111	$661	$(421)	$21,351

    This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2011 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$1,858	1.50%	$3,091	2.62%	$2,451	3.33%	$7,400	2.58%
State and political subdivisions	-	-	176	6.50	5,621	3.25	8,319	3.58	14,116	3.58
Residential mortgage-backed securities	-	-	460	3.66	1,851	2.41	59,727	3.49	62,038	3.52
Commercial mortgage-backed securities	-	-	-	-	-	-	235	6.88	235	6.88
Trust preferred securities	-	-	-	-	-	-	754	1.11	754	1.11
Other securities	-	-	-	-	1,946	5.00	1,594	3.37	3,540	4.26
Total securities available for sale	$-	-%	$2,494	2.25%	$12,509	3.24%	$73,080	3.48%	$88,083	3.47%
Held to maturity at cost:
State and political subdivisions	$-	-%	$-	-%	$-	-%	$2,298	5.15%	$2,298	5.15%
Residential mortgage-backed securities	-	-	302	4.22	2,349	4.79	5,018	4.57	7,669	4.84
Commercial mortgage-backed securities	-	-	-	-	-	-	2,702	5.40	2,702	5.40
Total securities held to maturity	$-	-%	$302	4.22%	$2,349	4.79%	$10,018	4.93%	$12,669	5.01%

    The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
Residential mortgage-backed securities	10	$7,875	$(127)	$1,150	$(200)	$9,025	$(327)
Commercial mortgage-backed securities	1	235	(9)	-	-	235	(9)
Trust preferred securities	1	-	-	754	(224)	754	(224)
Other securities	3	1,946	(54)	529	(31)	2,475	(85)
Total temporarily impaired investments	15	$10,056	$(190)	$2,433	$(455)	$12,489	$(645)
Held to maturity:
Residential mortgage-backed securities	1	-	-	649	(21)	649	(21)
Total temporarily impaired investments	1	$-	$-	$649	$(21)	$649	$(21)

	December 31, 2010
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
State and political subdivisions	31	$9,051	$(306)	$-	$-	$9,051	$(306)
Residential mortgage-backed securities	17	14,651	(422)	3,547	(218)	18,198	(640)
Commercial mortgage-backed securities	1	-	-	1,516	(4)	1,516	(4)
Trust preferred securities	1	-	-	565	(412)	565	(412)
Other securities	4	-	-	1,074	(36)	1,074	(36)
Total temporarily impaired investments	54	$23,702	$(728)	$6,702	$(670)	$30,404	$(1,398)
Held to maturity:
State and political subdivisions	4	$2,231	$(66)	$-	$-	$2,231	$(66)
Residential mortgage-backed securities	5	2,243	(75)	2,651	(243)	4,894	(318)
Trust preferred securities	2	-	-	13	(37)	13	(37)
Total temporarily impaired investments	11	$4,474	$(141)	$2,664	$(280)	$7,138	$(421)

Unrealized Losses

    The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

    U.S. Government sponsored entities and state and political subdivision securities: There were no unrealized losses on investments in this type of security as of September 30, 2011.

    Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

   Trust preferred securities:  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At September 30, 2011, this category consisted of one single-issuer trust preferred security.  The issuer of the trust preferred security is considered a well capitalized institution per regulatory standards and significantly strengthened its capital position. In addition, the issuer has ample liquidity, bolstered its allowance for loan losses, was profitable in 2010 and is projected to be profitable in 2011. The contractual terms do not allow the security to be settled at a price less than the par value. Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this security to be other-than-temporarily impaired as of September 30, 2011.

    Other securities: Included in this category are corporate debt securities, stock of other financial institutions, and Community Reinvestment Act (“CRA”) investments.  The unrealized losses on corporate debt securities are due to widening credit spreads, and the unrealized losses on the stock of other financial institutions and CRA investments are caused by decreases in the market prices of the shares.  The Company has evaluated the prospects of the issuers and has forecasted a recovery period; therefore these investments are not considered other-than-temporarily impaired as of September 30, 2011.

Realized Gains and Losses and Other-Than-Temporary Impairment

    Gross realized gains (losses) on securities and other-than-temporary impairment charges for the three and nine months ended September 30, 2011 and 2010 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Available for sale:
Realized gains	$316	$35	$484	$278
Realized losses	-	-	(13)	(150)
Other-than-temporary impairment charges	-	-	-	-
Total securities available for sale	$316	$35	$471	$128

Held to maturity:
Realized gains	$-	$-	$-	$4
Realized losses	(50)	-	(118)	(90)
Other-than-temporary impairment charges	-	-	-	-
Total securities held to maturity	$(50)	$-	$(118)	$(86)

Net gains on sales of securities and other-than-temporary impairment charges	$266	$35	$353	$42

    The net realized gains and losses are included in noninterest income in the Consolidated Statements of Operations as net securities gains.  For the three months and nine months ended September 30, 2011, there were gross realized gains of $316 thousand and $484 thousand, respectively and gross realized losses of $50 thousand and $131 thousand, respectively.  This resulted in net realized gains of $266 thousand and $353 thousand for the three and nine months ended September 30, 2011, respectively.  The net realized gains during 2011 are primarily attributed to the following:

•	The Company sold approximately $21.7 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $484 thousand, partially offset by
•	Losses of $13 thousand on the sale of approximately $1.0 million in book value of five available for sale mortgage-backed securities, and
•
Losses of $118 thousand on the sale of held to maturity securities, primarily private label mortgage-backed securities.  Although designated as held to maturity, these securities were sold due to the deterioration in the underlying credit, as evidenced by downgrades in their credit ratings.

    For the three months and nine months ended September 30, 2010, there were gross realized gains of $35 thousand and $282 thousand, respectively.  There were no gross realized losses during the three months ended September 30, 2010 and gross realized losses of $240 thousand during the nine months ended September 30, 2010.  This resulted in net realized gains of $35 thousand and $42 thousand for the three and nine months ended September 30, 2010 , respectively.  The net realized gains during 2010 are primarily attributed to the following:

•	The Company sold approximately $9.0 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $272 thousand,
•	Two called structured agency securities with resulting gains of $6 thousand, and
•	One called municipal security with a resulting gain of $4 thousand, partially offset by
•	Losses of $150 thousand on the sale of two available for sale mortgage-backed securities, and
•
Losses of $90 thousand on the sale of five held to maturity tax-exempt municipal securities with a total book value of approximately $2.0 million.  Although designated as held to maturity, these municipal securities were sold due to deterioration in the issuer's creditworthiness, as evidenced by downgrades in their credit ratings.

Pledged Securities

    Securities with a carrying value of $66.4 million and $63.4 million at September 30, 2011 and December 31 2010, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $13.1 million and $2.9 million pledged against Government deposits at September 30, 2011 and December 31, 2010, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
SBA loans	$75,647	$86,138
SBA 504 loans	55,520	64,276
Commercial loans
Commercial other	27,998	24,268
Commercial real estate	247,122	246,891
Commercial real estate construction	8,926	10,046
Residential mortgage loans
Residential mortgages	126,470	117,169
Residential construction	2,240	2,711
Purchased mortgages	8,232	8,520
Consumer loans
Home equity	49,715	54,273
Consumer other	1,763	1,644
Total	$603,633	$615,936

    Loans are made to individuals as well as commercial entities.  Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk, excluding SBA loans, tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.  A description of the Company's different loan segments follows:

   SBA Loans:  SBA loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

   SBA 504 Loans:  The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. SBA 504  loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.  Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

   Commercial Loans:  Commercial credit is extended primarily to middle market and small business customers.  Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans will generally be guaranteed in full or for a meaningful amount by the businesses' major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

   Residential Mortgage and Consumer Loans:  The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans.  Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.

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

    The Company's extension of credit is governed by the Credit Risk Policy which was established to control the quality of the Company's loans.  These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Credit Ratings:
    For SBA 7(a), SBA 504 and commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality.  A loan’s internal risk rating is updated at least annually and more frequently if circumstances warrant a change in risk rating.  The Company uses a 1 through 10 loan grading system that follows regulatory accepted definitions.

Pass:  Risk ratings of 1 through 6 are used for loans that are performing, as they meet, and are expected to continue to meet, all of the terms and conditions set forth in the original loan documentation, and are generally current on principal and interest payments.  These performing loans are termed “Pass”.

Special Mention:  Criticized loans are assigned a risk rating of 7 and termed “Special Mention”, as the borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention.  If not checked or corrected, these trends will weaken the Bank’s collateral and position.  While potentially weak, these borrowers are currently marginally acceptable and no loss of interest or principal is anticipated.  As a result, special mention assets do not expose an institution to sufficient risk to warrant adverse classification.  Included in “Special Mention” could be turnaround situations, such as borrowers with deteriorating trends beyond one year, borrowers in start up or deteriorating industries, or borrowers with a poor market share in an average industry.  "Special Mention" loans may include an element of asset quality, financial flexibility, or below average management.  Management and ownership may have limited depth or experience.  Regulatory agencies have agreed on a consistent definition of “Special Mention” as an asset with potential weaknesses which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.  This definition is intended to ensure that the “Special Mention” category is not used to identify assets that have as their sole weakness credit data exceptions or collateral documentation exceptions that are not material to the repayment of the asset.

Substandard:  Classified loans are assigned a risk rating of an 8 or 9, depending upon the prospect for collection, and deemed “Substandard”.  A risk rating of 8 is used for borrowers with well-defined weaknesses that jeopardize the orderly liquidation of debt.  The loan is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.  Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned.  There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified “Substandard”.  A risk rating of 9 is used for borrowers that have all the weaknesses inherent in a loan with a risk rating of 8, with the added characteristic that the weaknesses make collection of debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Serious problems exist to the point where partial loss of principal is likely.  The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loans’ classification as estimated losses is deferred until a more exact status may be determined.   Pending factors include proposed merger, acquisition, or liquidation procedures; capital injection; perfecting liens on additional collateral; and refinancing plans.  Partial charge-offs are likely.

Loss:  Once a borrower is deemed incapable of repayment of unsecured debt, the risk rating becomes a 10, the loan is termed a “Loss”, and charged-off immediately.  Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these basically worthless assets even though partial recovery may be affected in the future.

    For residential mortgage and consumer loans, management uses performing versus nonperforming as the best indicator of credit quality.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.   These credit quality indicators are updated on an ongoing basis, as a loan is placed on nonaccrual status as soon as management believes there is sufficient doubt as to the ultimate ability to collect interest on a loan.

   The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$51,798	$9,808	$14,041	$75,647
SBA 504 loans	37,715	5,937	11,868	55,520
Commercial loans
Commercial other	20,400	5,737	1,861	27,998
Commercial real estate	187,816	50,541	8,765	247,122
Commercial real estate construction	6,616	1,710	600	8,926
Total commercial loans	214,832	57,988	11,226	284,046
Total SBA, SBA 504 and Commercial loans	$304,345	$73,733	$37,135	$415,213

	September 30, 2011
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$124,440	$2,030	$126,470
Residential construction	2,240	-	2,240
Purchased residential mortgages	6,192	2,040	8,232
Total residential mortgage loans	132,872	4,070	136,942
Consumer loans
Home equity	49,442	273	49,715
Consumer other	1,754	9	1,763
Total consumer loans	$51,196	$282	$51,478
Total loans			$603,633

	December 31, 2010
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$48,500	$25,668	$11,970	$86,138
SBA 504 loans	30,235	15,366	18,675	64,276
Commercial loans
Commercial other	17,402	4,764	2,102	24,268
Commercial real estate	169,093	67,305	10,493	246,891
Commercial real estate construction	6,197	2,715	1,134	10,046
Total commercial loans	192,692	74,784	13,729	281,205
Total SBA, SBA 504 and Commercial loans	$271,427	$115,818	$44,374	$431,619

	December 31, 2010
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$114,716	$2,453	$117,169
Residential construction	2,711	-	2,711
Purchased residential mortgages	5,888	2,632	8,520
Total residential mortgage loans	123,315	5,085	128,400
Consumer loans
Home equity	54,024	249	54,273
Consumer other	1,644	-	1,644
Total consumer loans	$55,668	$249	$55,917
Total loans			$615,936

Nonperforming and Past Due Loans:
    Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans and generally represent loans that are well collateralized and in a continuing process expected to result in repayment or restoration to current status.

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

   The following tables set forth an aging analysis of past due and nonaccrual loans by loan class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual (1)	Total Past Due	Current	Total Loans
SBA loans	$2,438	$600	$84	$6,801	$9,923	$65,724	$75,647
SBA 504 loans	1,333	-	-	3,752	5,085	50,435	55,520
Commercial loans
Commercial other	187	172	806	58	1,223	26,775	27,998
Commercial real estate	6,040	-	907	5,035	11,982	235,140	247,122
Commercial real estate construction	-	-	-	600	600	8,326	8,926
Residential mortgage loans
Residential mortgages	3,477	1,861	394	2,030	7,762	118,708	126,470
Residential construction	2,200	40	-	-	2,240	-	2,240
Purchased residential mortgages	-	4	-	2,040	2,044	6,188	8,232
Consumer loans
Home equity	834	-	-	273	1,107	48,608	49,715
Consumer other	13	-	-	9	22	1,741	1,763
Total loans	$16,522	$2,677	$2,191	$20,598	$41,988	$561,645	$603,633

(1) At September 30, 2011, nonaccrual loans included $3.8 million of troubled debt restructurings ("TDRs") and $1.3 million of loans guaranteed by the SBA.  The remaining TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2010
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual (1)	Total Past Due	Current	Total Loans
SBA loans	$1,297	$1,181	$374	$8,162	$11,014	$75,124	$86,138
SBA 504 loans	-	1,339	-	2,714	4,053	60,223	64,276
Commercial loans
Commercial other	693	86	-	179	958	23,310	24,268
Commercial real estate	3,051	176	-	4,139	7,366	239,525	246,891
Commercial real estate construction	-	-	-	1,134	1,134	8,912	10,046
Residential mortgage loans
Residential mortgages	2,123	144	-	2,453	4,720	112,449	117,169
Residential construction	-	-	-	-	-	2,711	2,711
Purchased residential mortgages	117	-	-	2,632	2,749	5,771	8,520
Consumer loans
Home equity	175	325	-	249	749	53,524	54,273
Consumer other	5	-	-	-	5	1,639	1,644
Total loans	$7,461	$3,251	$374	$21,662	$32,748	$583,188	$615,936

(1) At December 31, 2010, nonaccrual loans included $2.7 million of loans guaranteed by the SBA.  There were no nonaccrual TDRs.

Impaired Loans:
    The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Management considers a loan impaired when, based on current information and events, it is determined that the company will not be able to collect all amounts due according to the loan contract.  Impairment is evaluated in total for smaller-balance loans of a similar nature, (consumer and residential mortgage loans), and on an individual basis for other loans.

    The following tables provide detail on the Company’s impaired loans with the associated allowance amount, if applicable, as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In thousands)	Outstanding Principal Balance	Related Allowance	Net Exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$2,074	$-	$2,074
SBA 504 loans	5,170	-	5,170
Commercial loans
Commercial other	985	-	985
Commercial real estate	6,869	-	6,869
Commercial real estate construction	-	-	-
Total commercial loans	7,854	-	7,854
Total impaired loans with no related allowance	$15,098	$-	$15,098

With an allowance:
SBA loans(1)	$4,795	$1,931	$2,864
SBA 504 loans	2,972	226	2,746
Commercial loans
Commercial other	58	58	-
Commercial real estate	8,872	1,914	6,958
Commercial real estate construction	600	149	451
Total commercial loans	9,530	2,121	7,409
Total impaired loans with a related allowance	$17,297	$4,278	$13,019

Total individually evaluated impaired loans:
SBA loans (1)	$6,869	$1,931	$4,938
SBA 504 loans	8,142	226	7,916
Commercial loans
Commercial other	1,043	58	985
Commercial real estate	15,741	1,914	13,827
Commercial real estate construction	600	149	451
Total commercial loans	17,384	2,121	15,263
Total individually evaluated impaired loans	$32,395	$4,278	$28,117

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	$2,030	$-	$2,030
Purchased mortgages	2,040	-	2,040
Total residential mortgage loans	4,070	-	4,070
Consumer loans
Home equity	273	-	273
Consumer other	9	-	9
Total consumer loans	282	-	282
Total homogeneous collectively evaluated impaired loans	4,352	-	4,352

Total impaired loans	$36,747	$4,278	$32,469

(1) Balances are reduced by amount guaranteed by the Small Business Administration of $1.3 million at September 30, 2011.

	December 31, 2010
(In thousands)	Outstanding Principal Balance	Related Allowance	Net Exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$2,362	$-	$2,362
SBA 504 loans	8,145	-	8,145
Commercial loans
Commercial other	179	-	179
Commercial real estate	7,891	-	7,891
Total commercial loans	8,070	-	8,070
Total impaired loans with no related allowance	$18,577	$-	$18,577

With an allowance:
SBA loans(1)	$4,526	$1,761	$2,765
SBA 504 loans	2,477	87	2,390
Commercial loans
Commercial real estate	990	226	764
Commercial real estate construction	1,134	383	751
Total commercial loans	2,124	609	1,515
Total impaired loans with a related allowance	$9,127	$2,457	$6,670

Total individually evaluated impaired loans:
SBA loans (1)	$6,888	$1,761	$5,127
SBA 504 loans	10,622	87	10,535
Commercial loans
Commercial other	179	-	179
Commercial real estate	8,881	226	8,655
Commercial real estate construction	1,134	383	751
Total commercial loans	10,194	609	9,585
Total individually evaluated impaired loans	$27,704	$2,457	$25,247

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	$2,453	$-	$2,453
Purchased mortgages	2,632	-	2,632
Total residential mortgage loans	5,085	-	5,085
Consumer loans
Home equity	249	-	249
Total homogeneous collectively evaluated for impaired loans	5,334	-	5,334

Total impaired loans	$33,038	$2,457	$30,581

(1) Balances are reduced by amount guaranteed by the Small Business Administration of $2.7 million at September 30, 2010.

    The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2011 and 2010.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  Any interest income recognized on a cash basis during the three and nine months ended September 30, 2011 and 2010 was immaterial.  The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only.

	For the three months ended
	September 30, 2011		September 30, 2010
(In thousands)	Average Recorded Investment	Interest Income Recognized on Impaired Loans	Average Recorded Investment	Interest Income Recognized on Impaired Loans
SBA loans (1)	$6,768	$57	$5,070	$29
SBA 504 loans	8,284	67	6,638	53
Commercial loans
Commercial other	1,388	8	342	-
Commercial real estate	16,366	120	11,731	31
Commercial real estate construction	600	-	708	-
Residential mortgage loans
Residential mortgages	2,202	-	4,514	-
Purchased mortgages	2,251	-	2,080	-
Consumer loans
Home equity	269	-	362	-
Consumer other	9	-	-	-
Total	$38,137	$252	$31,445	$113

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $1.7 million for the three months ended September 30, 2011 and 2010.

	For the nine months ended
	September 30, 2011		September 30, 2010
(In thousands)	Average Recorded Investment	Interest Income Recognized on Impaired Loans	Average Recorded Investment	Interest Income Recognized on Impaired Loans
SBA loans (1)	$6,631	$174	$4,944	$88
SBA 504 loans	9,223	172	5,518	114
Commercial loans
Commercial other	1,118	17	481	-
Commercial real estate	14,206	277	11,522	94
Commercial real estate construction	813	-	647	-
Residential mortgage loans
Residential mortgages	2,166	-	5,029	-
Purchased mortgages	2,165	-	1,649	-
Consumer loans
Home equity	282	-	382	-
Consumer other	4	-	-	-
Total	$36,608	$640	$30,172	$296

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $2.4 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Troubled Debt Restructurings:
    The Company's loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, as well as for loans modified as TDRs that subsequently default on their modified terms.  Effective September 30, 2011, the Company adopted the amendments in Accounting Standards Update ("ASU") No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, and did not identify any additional TDRs as a result of this adoption.

    TDRs of $21.3 million are included in the impaired loan numbers listed above, of which $3.8 million are in nonaccrual status.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

    The following table details loans modified during the three months ended September 30, 2011, including the number of modifications, the recorded investment at the time of the modification and the quarter-to-date impact to interest income as a result of the modification.  There were no loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended September 30, 2011.  In this case, subsequent default is defined as being transferred to nonaccrual status.

	For the three months ended
	September 30, 2011
(In thousands, except number of contracts)	Number of Contracts	Recorded Investment at Time of Modification	Impact of Interest Rate Change on Income
Commercial loans
Commercial real estate	2	$1,082	$-
Total	2	$1,082	$-

    The following table details loans modified during the nine months ended September 30, 2011, including the number of modifications, the recorded investment at the time of the modification and the year-to-date impact to interest income as a result of the modification.

	For the nine months ended
	September 30, 2011
(In thousands, except number of contracts)	Number of Contracts	Recorded Investment at Time of Modification	Impact of Interest Rate Change on Income
SBA loans	1	$46	$-
SBA 504 loans	1	1,339	12
Commercial loans
Commercial other	1	985	4
Commercial real estate	6	7,720	6
Total	9	$10,090	$22

    The following table presents the recorded investment and number of modifications for loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the nine months ended September 30, 2011.  In this case, subsequent default is defined as being transferred to nonaccrual status.

	For the nine months ended
	September 30, 2011
(In thousands, except number of contracts)	Number of Contracts	Recorded Investment
SBA loans	1	$52
Commercial loans
Commercial real estate	2	729
Total	3	$781

   During the three months ended September 30, 2011, our TDRs consisted of interest rate reductions and interest only periods with interest rate reductions.  There was no principal forgiveness.  The following table shows the types of modifications done during the three months ended September 30, 2011, with the respective loan balances as of September 30, 2011:

(In thousands)	Commercial real estate
Type of Modification:
Reduced interest rate	$590
Interest only with reduced interest rate	492
Total TDRs	$1,082

    During the nine months ended September 30, 2011, our TDRs consisted of interest rate reductions, interest only periods and combinations of both.  There was no principal forgiveness.  The following table shows the types of modifications done during the nine months ended September 30, 2011, with the respective loan balances as of September 30, 2011:

(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of Modification:
Interest only	$-	$-	$-	$1,617	$1,617
Reduced interest rate	-	-	-	590	590
Interest only with reduced interest rate	-	-	985	5,512	6,497
Interest only with nominal principal	44	-	-	-	44
Previously modified back to original terms	-	1,333	-	-	1,333
Total TDRs	$44	$1,333	$985	$7,719	$10,081

Note 9.Allowance for Loan Losses & Unfunded Loan Commitments

Allowance for Loan Losses:
    The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  At a minimum, the adequacy of the allowance for loan losses is reviewed by management on a quarterly basis.  For purposes of determining the allowance for loan losses, the Company has segmented the loans in its portfolio by loan type.  Loans are segmented into the following pools: SBA 7(a), SBA 504, Commercial, Residential Mortgages, and Consumer loans.  Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan.  Commercial loans are divided into the following three classes: Real Estate, Real Estate Construction and Other.  Residential Mortgage loans are divided into the following two classes: Residential Mortgages and Purchased Mortgages.  Consumer loans are divided into two classes as follows:  Home Equity and Other.

    The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, restructured loans, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Beginning in the third quarter of 2009, when calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate, and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

•
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

•
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

    The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,297	$1,410	$7,669	$1,762	$569	$311	$16,018
Charge-offs	(310)	(325)	(450)	-	-	-	(1,085)
Recoveries	106	5	3	-	-	-	114
Net charge-offs	(204)	(320)	(447)	-	-	-	(971)
Provision for loan losses charged to expense	228	528	346	4	(20)	314	1,400
Ending balance	$4,321	$1,618	$7,568	$1,766	$549	$625	$16,447

For the three months ended September 30, 2010
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,000	$1,633	$6,355	$1,713	$546	$699	$13,946
Charge-offs	(389)	-	(989)	(95)	(9)	-	(1,482)
Recoveries	17	-	178	-	4	-	199
Net charge-offs	(372)	-	(811)	(95)	(5)	-	(1,283)
Provision for loan losses charged to expense	705	247	735	73	7	(253)	1,500
Ending balance	$3,333	$1,880	$6,279	$1,691	$534	$446	$14,163

    The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and 2010:

For the nine months ended September 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364
Charge-offs	(1,613)	(750)	(1,519)	(142)	(131)	-	(4,155)
Recoveries	185	82	315	4	2	-	588
Net charge-offs	(1,428)	(668)	(1,204)	(138)	(129)	-	(3,567)
Provision for loan losses charged to expense	1,551	735	2,761	225	92	286	5,650
Ending balance	$4,321	$1,618	$7,568	$1,766	$549	$625	$16,447

For the nine months ended September 30, 2010
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,247	$1,872	$6,013	$1,615	$632	$463	$13,842
Charge-offs	(906)	(750)	(2,512)	(310)	(11)	-	(4,489)
Recoveries	115	-	191	-	4	-	310
Net charge-offs	(791)	(750)	(2,321)	(310)	(7)	-	(4,179)
Provision for loan losses charged to expense	877	758	2,587	386	(91)	(17)	4,500
Ending balance	$3,333	$1,880	$6,279	$1,691	$534	$446	$14,163

    The following table presents loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2011:

(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for Loan Losses ending balance:
Individually evaluated for impairment	$1,931	$226	$2,121	$-	$-	$-	$4,278
Collectively evaluated for impairment	2,390	1,392	5,447	1,766	549	625	12,169
Total	$4,321	$1,618	$7,568	$1,766	$549	$625	$16,447

Loan ending balances:
Individually evaluated for impairment	$6,869	$8,142	$17,384	$-	$-	$-	$32,395
Collectively evaluated for impairment	68,778	47,378	266,662	136,942	51,478	-	571,238
Total	$75,647	$55,520	$284,046	$136,942	$51,478	$-	$603,633

    The following table presents loans and their related allowance for loan losses, by portfolio segment, as of December 31, 2010:

(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for Loan Losses ending balance:
Individually evaluated for impairment	$1,761	$87	$609	$-	$-	$-	$2,457
Collectively evaluated for impairment	2,437	1,464	5,402	1,679	586	339	11,907
Total	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364

Loan ending balances:
Individually evaluated for impairment	$6,888	$10,622	$10,194	$-	$-	$-	$27,704
Collectively evaluated for impairment	79,250	53,654	271,011	128,400	55,917	-	588,232
Total	$86,138	$64,276	$281,205	$128,400	$55,917	$-	$615,936

Changes in Methodology:
    The Company did not make any changes to its allowance for loan losses methodology in the current period.

Unfunded Loan Commitments:
    In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At September 30, 2011, a $59 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $66 thousand commitment reserve at December 31, 2010.

Note 10.  New Accounting Pronouncements

    ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU will allow companies to use a qualitative approach to test goodwill for impairment.  An entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The amendment is not expected to impact the Company's financial condition, results of operations or cash flows.

    ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard was to be effective for interim and annual periods beginning after December 15, 2011, but was deferred by the FASB in October 2011.  This standard impacts presentation only and will have no effect on the Company's financial condition, results of operations or cash flows, because the Company currently presents the components of net income and other comprehensive income in two consecutive statements.

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

    ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU No. 2011-02, which clarifies the FASB’s views on the conditions under which a loan modification should be deemed to be a troubled debt restructuring and could result in the determination that more loan modifications meet that definition. Loans which constitute troubled debt restructurings are considered impaired when calculating the allowance for loan losses and are subject to additional disclosures pursuant to ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which became effective concurrent with ASU No. 2011-02. The Company reviewed the loan modifications it makes in light of this guidance, and determined that this amendment did not result in any change to the characterization of the Company's current loan modification programs. The Company adopted this amendment effective September 30, 2011 and has included the required disclosures in this filing, as applicable to all loan modifications occurring on or after January 1, 2011.  The amendment did not impact the Company's financial condition, results of operations or cash flows.

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

Earnings Summary

Net income available to common shareholders totaled $700 thousand, or $0.09 per diluted share, for the quarter ended September 30, 2011, compared to $341 thousand, or $0.05 per diluted share for the same period a year ago.  The increase was due to increased noninterest income, reduced noninterest expense due to FDIC deposit insurance savings, and a lower provision for loan losses.  Deposit insurance expense decreased $273 thousand for the quarter when compared to the prior year's quarter.  Effective April 1, 2011, the FDIC modified its assessment calculation method from a deposits-based method to an assets-based method.  This resulted in a significantly lower assessment.

For the nine months ended September 30, 2011, net income available to common shareholders equaled $786 thousand or $0.10 per diluted share compared to $1.0 million, or $0.14 per diluted share for the same period a year ago.  Net income available to common shareholders for year-to-date 2011 was adversely impacted by the Company’s decision to close two of its underperforming branches (Colonia, NJ and Springfield, NJ).  As a result of this decision, $215 thousand in residual lease and fixed asset disposal expenses were realized in the second quarter and the branches were closed during the third quarter.  In addition, OREO related expenses increased $267 thousand over the prior year due to increased real estate carrying costs and valuation adjustments and the provision for loan losses increased $1.2 million over the prior year.  These increases were partially offset by the FDIC assessment methodology change noted above, resulting in a significantly lower assessment for the Company.

Though the Company continues to be affected by the impact the recession has had on its borrowers through elevated delinquency levels and loan loss provisions, nonperforming loans were down 4.9 percent from December 31, 2010 and 24.6 percent from September 30, 2010.

The Company's quarterly and nine month performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income per common share - Basic (1)	$0.09	$0.05	$0.11	$0.14
Net income per common share - Diluted (1)	$0.09	$0.05	$0.10	$0.14
Return on average assets	0.54%	0.34%	0.32%	0.33%
Return on average common equity (2)	5.27%	2.66%	2.04%	2.72%
Efficiency ratio	69.80%	72.47%	70.36%	71.72%

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

During the three months ended September 30, 2011, tax-equivalent interest income decreased $740 thousand or 6.9 percent to $10.0 million when compared to the same period in the prior year.  This decrease was driven by the decrease in the average volume of earning assets:

•
Of the $740 thousand decrease in interest income on a tax-equivalent basis, $613 thousand was attributable to the decrease in volume of average interest-earning assets and $127 thousand was attributed to reduced yields on average interest-earning assets.

•
The average volume of interest-earning assets decreased $42.4 million to $764.0 million for the third quarter of 2011 compared to $806.5 million for the same period in 2010. This was due primarily to a $31.4 million decrease in average investment securities, a $21.3 million decrease in average loans, and a $568 thousand decrease in Federal Home Loan Bank stock, partially offset by a $10.8 million increase in Federal funds sold.

•
The yield on interest-earning assets decreased 9 basis points to 5.21 percent for the three months ended September 30, 2011 when compared to the same period in 2010, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets fell due to these lower market rates.  There was an increase in the yield on SBA loans.

Total interest expense was $2.6 million for the three months ended September 30, 2011, a decrease of $715 thousand or 21.6 percent compared to the same period in 2010.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $715 thousand decrease in interest expense, $405 thousand was due to the decrease in the volume of average interest-bearing liabilities and $310 thousand was attributed to a decrease in the rates paid on interest-bearing liabilities.

•
Interest-bearing liabilities averaged $634.7 million for the third quarter of 2011, a decrease of $57.3 million or 8.3 percent, compared to the third quarter of 2010.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, average savings deposits and borrowed funds, partially offset by an increase in interest bearing deposits.

•
The average cost of interest-bearing liabilities decreased 27 basis points to 1.62 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 31 basis points to 1.20 percent for the third quarter of 2011 and the cost of borrowed funds and subordinated debentures increased 2 basis points to 4.10 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the quarter ended September 30, 2011, tax-equivalent net interest income amounted to $7.4 million, a decrease of $25 thousand or 0.3 percent when compared to the same period in 2010.  Net interest margin increased 19 basis points to 3.85 percent for the quarter ended September 30, 2011, compared to 3.66 percent for the same period in 2010.  The net interest spread was 3.59 percent for the third quarter of 2011, an 18 basis point increase from 3.41 for the same period in 2010.

During the nine months ended September 30, 2011, tax-equivalent interest income was $30.5 million, a decrease of $2.7 million or 8.1 percent when compared to the same period in 2010.

•
Of the $2.7 million decrease in interest income on a tax-equivalent basis, $2.2 million was attributable to the decrease in volume of average interest-earning assets and $515 thousand was attributed to reduced yields on average interest-earning assets.

•
The average volume of interest-earning assets decreased $56.7 million to $773.0 million for the nine months ended September 30, 2011, compared to $829.7 million for the same period in 2010. This was due primarily to a $30.2 million decrease in average investment securities and a $29.5 million decrease in average loans.

•
The yield on interest-earning assets decreased 7 basis points to 5.28 percent for the nine months ended September 30, 2011 when compared to the same period in 2010, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.  There was an increase in the yield on Federal Home Loan Bank stock, held to maturity securities and SBA loans.

Total interest expense was $8.1 million for the nine months ended September 30, 2011, a decrease of $3.0 million or 26.7 percent compared to the same period in 2010.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $3.0 million decrease in interest expense, $1.6 million was due to the decrease in the volume of average interest-bearing liabilities and $1.4 million was attributed to a decrease in the rates paid on interest-bearing liabilities

•
Interest-bearing liabilities averaged $647.6 million for the nine months ended September 30, 2011, a decrease of $71.7 million or 10.0 percent, compared to the same period in 2010.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, average savings deposits and borrowed funds, partially offset by an increase in interest-bearing deposits.

•
The average cost of interest-bearing liabilities decreased 38 basis points to 1.66 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 43 basis points to 1.26 percent for the nine months ended September 30, 2011 and the cost of borrowed funds and subordinated debentures decreased 2 basis points to 4.16 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the nine months ended September 30, 2011, tax-equivalent net interest income amounted to $22.5 million, an increase of $251 thousand or 1.1 percent, compared to the same period in 2010.  Net interest margin increased 30 basis points to 3.88 percent for the nine months ended September 30, 2011, compared to 3.58 percent for the same period in 2010.  The net interest spread was 3.62 percent for the nine months ended September 20, 2010, a 31 basis point increase from 3.31 percent for the same period in 2010.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis)
For the three months ended September 30,	2011			2010
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$41,735	$6	0.06%	$30,939	$21	0.27%
Federal Home Loan Bank stock	4,088	46	4.46	4,656	65	5.54
Securities:
Available for sale	93,603	852	3.64	115,876	1,085	3.75
Held to maturity	13,043	162	4.97	22,148	275	4.97
Total securities (A)	106,646	1,014	3.80	138,024	1,360	3.94
Loans, net of unearned discount:
SBA	82,764	1,243	6.01	94,723	1,225	5.17
SBA 504	55,814	838	5.96	65,506	1,093	6.62
Commercial	286,634	4,417	6.11	283,267	4,454	6.24
Residential mortgage	135,519	1,825	5.39	132,031	1,808	5.48
Consumer	50,838	616	4.81	57,315	719	4.98
Total loans (B)	611,569	8,939	5.82	632,842	9,299	5.85
Total interest-earning assets	$764,038	$10,005	5.21%	$806,461	$10,745	5.30%
Noninterest-earning assets:
Cash and due from banks	15,453			20,469
Allowance for loan losses	(16,812)			(14,725)
Other assets	41,739			41,374
Total noninterest-earning assets	40,380			47,118
Total Assets	$804,418			$853,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$98,942	$137	0.55%	$95,348	$148	0.62%
Savings deposits	281,591	536	0.76	290,017	639	0.87
Time deposits	163,676	979	2.37	203,346	1,450	2.83
Total interest-bearing deposits	544,209	1,652	1.20	588,711	2,237	1.51
Borrowed funds and subordinated debentures	90,465	947	4.10	103,296	1,077	4.08
Total interest-bearing liabilities	$634,674	$2,599	1.62%	$692,007	$3,314	1.89%
Noninterest-bearing liabilities:
Demand deposits	94,811			87,644
Other liabilities	2,922			4,115
Total noninterest-bearing liabilities	97,733			91,759
Shareholders’ equity	72,011			69,813
Total Liabilities and Shareholders’ Equity	$804,418			$853,579
Net interest spread		$7,406	3.59%		$7,431	3.41%
Tax-equivalent basis adjustment		(53)			(19)
Net interest income		$7,353			$7,412
Net interest margin			3.85%			3.66%

A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state tax rates.

B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis)
For the nine months ended September 30,	2011			2010
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$38,526	$26	0.09%	$35,037	$76	0.29%
Federal Home Loan Bank stock	4,130	147	4.76	4,663	148	4.24
Securities:
Available for sale	100,752	2,701	3.57	122,445	3,446	3.75
Held to maturity	15,776	640	5.41	24,238	885	4.87
Total securities (A)	116,528	3,341	3.82	146,683	4,331	3.94
Loans, net of unearned discount:
SBA	84,757	3,671	5.77	97,013	3,977	5.47
SBA 504	58,914	2,626	5.96	67,405	3,270	6.49
Commercial	284,595	13,304	6.25	286,978	13,546	6.31
Residential mortgage	132,901	5,502	5.52	133,331	5,729	5.73
Consumer	52,653	1,931	4.90	58,595	2,174	4.96
Total loans (B)	613,820	27,034	5.88	643,322	28,696	5.96
Total interest-earning assets	$773,004	$30,548	5.28%	$829,705	$33,251	5.35%
Noninterest-earning assets:
Cash and due from banks	16,478			21,458
Allowance for loan losses	(15,978)			(14,662)
Other assets	40,477			41,521
Total noninterest-earning assets	40,977			48,317
Total Assets	$813,981			$878,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$102,197	$420	0.55%	$99,323	$593	0.80%
Savings deposits	286,014	1,701	0.80	290,606	2,268	1.04
Time deposits	168,874	3,119	2.47	227,438	4,952	2.91
Total interest-bearing deposits	557,085	5,240	1.26	617,367	7,813	1.69
Borrowed funds and subordinated debentures	90,465	2,851	4.16	101,911	3,232	4.18
Total interest-bearing liabilities	$647,550	$8,091	1.66%	$719,278	$11,045	2.04%
Noninterest-bearing liabilities:
Demand deposits	91,922			85,876
Other liabilities	3,736			4,166
Total noninterest-bearing liabilities	95,658			90,042
Shareholders’ equity	70,773			68,702
Total Liabilities and Shareholders’ Equity	$813,981			$878,022
Net interest spread		$22,457	3.62%		$22,206	3.31%
Tax-equivalent basis adjustment		(158)			(68)
Net interest income		$22,299			$22,138
Net interest margin			3.88%			3.58%

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

	Three months ended September 30, 2011 versus September 30, 2010			Nine months ended September 30, 2011 versus September 30, 2010
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$5	$(20)	$(15)	$7	$(57)	$(50)
Federal Home Loan Bank stock	(7)	(12)	(19)	(18)	17	(1)
Investment securities	(315)	(31)	(346)	(921)	(69)	(990)
Net loans	(296)	(64)	(360)	(1,256)	(406)	(1,662)
Total interest income	$(613)	$(127)	$(740)	$(2,188)	$(515)	$(2,703)
Interest Expense:
Interest-bearing demand deposits	$6	$(17)	$(11)	$17	$(190)	$(173)
Savings deposits	(19)	(84)	(103)	(37)	(530)	(567)
Time deposits	(257)	(214)	(471)	(1,155)	(678)	(1,833)
Total deposits	(270)	(315)	(585)	(1,175)	(1,398)	(2,573)
Borrowed funds and subordinated debentures	(135)	5	(130)	(366)	(15)	(381)
Total interest expense	(405)	(310)	(715)	(1,541)	(1,413)	(2,954)
Net interest income – fully tax-equivalent	$(208)	$183	$(25)	$(647)	$898	251
Increase in tax-equivalent adjustment			(34)			(90)
Net interest income			$(59)			$161

Provision for Loan Losses

The provision for loan losses totaled $1.4 million for the three months ended September 30, 2011, compared to $1.5 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, the provision for loan losses totaled $5.7 million, compared to $4.5 million for the same period in 2010.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income was $1.7 million for the three months ended September 30, 2011, an increase of $194 thousand when compared to the same period in 2010.  Noninterest income was $4.4 million for the nine months ended September, 30, 2011, an increase of $816 thousand when compared to the same period in 2010.  The increase during the three month-period was primarily due to increased gains on the sale of securities and SBA loans held for sale.  The increase during the nine-month period was primarily due to higher gains on the sale of SBA loans held for sale and securities and increased service and loan fee income.

The following table shows the components of noninterest income for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Branch fee income	$374	$359	$1,054	$1,051
Service and loan fee income	213	251	840	705
Gain on sale of SBA loans held for sale, net	338	269	848	416
Gain on sale of mortgage loans	250	247	506	504
Bank owned life insurance	74	79	221	230
Net security gains	266	35	353	42
Other income	139	220	534	592
Total noninterest income	$1,654	$1,460	$4,356	$3,540

Changes in our noninterest income for the three and nine months ended September 30, 2011 versus the three and nine months ended September 30, 2010 reflect:

•
For the three months ended September 30, 2011, branch fee income, which consists of deposit service charges and overdraft fees, increased 4.2 percent compared to the prior year’s quarter, as increased overdraft and uncollected fees offset reduced deposit account service charges.  For the nine months ended September 30, 2011, branch fee income remained flat at $1.1 million, as reduced deposit service charge levels were offset by increased overdraft and uncollected fees.

•
For the three months ended September 30, 2011, service and loan fee income decreased $38 thousand when compared to the same period in the prior year.  This decrease was primarily due to lower servicing fee income, partially offset by higher levels of payoff and other processing related fees.  For the nine months ended September 30, 2011, service and loan fee income increased $135 thousand when compared to the same period in the prior year.  This increase was primarily due to higher levels of payoff and other processing related fees, partially offset by lower servicing fee income.

•
Net gains on SBA loan sales amounted to $338 thousand on $5.1 million in sales and $848 thousand on $11.1 million in sales for the three and nine months ended September 30, 2011, respectively, compared to net gains of $269 thousand on $2.5 million in sales and net gains of $416 thousand on $3.8 million in sales during the same periods in 2010.

•
For the three and nine months ended September 30, 2011, gains on the sale of mortgage loans remained relatively flat when compared to the same periods in the prior year.  The amount of gains are directly related to the volume of mortgage loans originated.  Sales of mortgage loans totaled $13.3 million and $11.9 million for the three months ended September 30, 2011 and 2010, respectively, and $29.0 million and $26.2 million for the nine months ended September 30, 2011 and 2010, respectively.

•
In December 2004, the Company purchased $5.0 million of bank owned life insurance (“BOLI”).  An additional $2.5 million was purchased in January 2010 to offset the rising costs of employee benefits.  The increase in the cash surrender value of the BOLI was $74 thousand and $79 thousand for the three months ended September 30, 2011 and September 30, 2010, respectively.  The increase in the cash surrender value of the BOLI was $221 thousand $230 thousand for the nine months ended September 30, 2011 and September 30, 2010, respectively.

•
For the three months ended September 30, 2011 and 2010, net realized gains on the sale of securities amounted to $266 thousand and $35 thousand, respectively.  For the nine months ended September 30, 2011 and 2010, net realized gains on sales of securities amounted to $353 thousand and $42 thousand, respectively.  For additional information, see Note 7 - Securities.

•
For the three months ended September 30, 2011 other income decreased $81 thousand when compared to the same period in the prior year.  For the nine months ended September 30, 2011, other income decreased $58 thousand when compared to the same period in the prior year.  These decreases are primarily due to a refund of NJ state sales tax for overpayment in previous periods received during 2010.

Noninterest Expense
Total noninterest expense was $6.1 million for the third quarter of 2011, a decrease of $303 thousand or 4.7 percent, when compared to the third quarter of 2010.  This decrease was due primarily to FDIC deposit insurance savings.  Deposit insurance expense decreased $273 thousand to $60 thousand during the quarter.  Effective April 1, 2011, the FDIC modified its assessment calculation method from a deposits-based method to an assets-based method.  This resulted in a significantly lower assessment.

    Total noninterest expense was $18.5 million for the nine months ended September 30, 2011, an increase of $123 thousand or 0.7 percent over the same period in 2010.  This includes $215 thousand in residual lease obligations and fixed asset disposal expenses realized during the second quarter of 2011 from our decision to close two underperforming branches.  It also includes the impact of the FDIC assessment methodology change as noted above.

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Compensation and benefits	$2,944	$2,960	$8,881	$8,781
Occupancy	615	624	2,161	1,910
Processing and communications	549	529	1,593	1,609
Furniture and equipment	384	440	1,178	1,311
Professional services	206	229	599	657
Loan collection costs	235	272	660	698
OREO expenses	491	482	936	669
Deposit insurance	60	333	661	983
Advertising	187	130	510	478
Other expenses	430	405	1,328	1,288
Total noninterest expense	$6,101	$6,404	$18,507	$18,384

Changes in noninterest expense for the three and nine months ended September 30, 2011 versus the three and nine months ended September 30, 2010 reflect:
•
Compensation and benefits expense, the largest component of noninterest expense, decreased $16 thousand for the three months ended September 30, 2011 when compared to the same period in 2010.  This decrease is attributable to lower payroll expenses, as our full-time equivalent employee figure declined to 168, partially offset by higher employee medical benefits costs and residential mortgage commissions.  Compensation and benefits expense increased $100 thousand for the nine months ended September 30, 2011, when compared to the same period in 2010.  This increase is attributed to higher employee medical benefit costs and increased residential mortgage commissions, partially offset by lower payroll and other sales related commission expenses.

•
Occupancy expense decreased $9 thousand for the three months ended September 30, 2011 when compared to the same period in 2010.  This decrease is primarily due to lower janitorial and rental expenses.  For the nine months ended September 30, 2011, occupancy expense increased $251 thousand when compared to the same period in 2010, primarily due to branch closure related expenses and snow removal expenses.

•
Processing and communications expenses increased $20 thousand and decreased $16 thousand for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  The quarter over quarter increase was primarily due to nonrecurring charges related to the upgrade of the Company's ATM network.  The year over year decrease was primarily due to decreased data processing, armored car, item processing and coin and currency costs.

•
Furniture and equipment expense decreased $56 thousand and $133 thousand for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  This decrease was primarily due to lower depreciation expenses as a result of lower capital expenditures.

•
Professional service fees decreased $23 thousand and $58 thousand for the three and nine months ended September 30, 2011, when compared to the same periods in 2010.  Quarter over quarter, the decrease was primarily due to lower loan review and legal costs, partially offset by increased consultant, accountant and tax expenses.  The year over year decrease was primarily due to lower audit and legal costs, partially offset by increased loan review, accountant and tax expenses.

•
Loan collection costs decreased $37 thousand and $38 thousand for the three and nine months ended September 30, 2011 when compared to the same periods in 2010.  Quarter over quarter, the decrease was primarily due to a decrease in loan collection costs and legal expenses, partially offset by increased appraisal expenses.  The decreases were primarily due to lower loan legal and collection related expenses.

•
OREO expenses increased $9 thousand and $267 thousand for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010, due to increased real estate carrying costs and valuation adjustments on OREO properties.

•
Deposit insurance expense decreased $273 thousand and $322 thousand for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  These decreases are primarily due the FDIC's modified assessment calculation as discussed above.

•
Advertising expense increased $57 thousand and $32 thousand for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  These increases are primarily due to heightened promotions related to the Company's 20th anniversary promotions and other increased marketing efforts.

•	Other expenses increased $25 thousand and $40 thousand for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.

 Income Tax Expense

    For the quarter ended September 30, 2011, the Company reported income tax expense of $420 thousand for an effective tax rate of 27.9 percent, compared to income tax expense of $242 thousand for an effective tax rate of 25.0 percent in the prior year’s quarter.   For the nine months ended September 30, 2011, the Company reported income tax expense of $548 thousand for an effective tax rate of 21.9 percent, compared to income tax expense of $639 thousand for an effective tax rate of 22.9 percent in the prior year’s period.  The year-to-date provision for income taxes includes the reversal of $258 thousand in valuation reserve related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 32.3 percent.

Financial Condition at September 30, 2011

Total assets increased $2.2 million or 0.3 percent, to $820.7 million at September 30, 2011, compared to $818.4 million at December 31, 2010. This increase was primarily due to an increase of $46.2 million in cash and cash equivalents, partially offset by a $27.5 million decrease in securities and a $14.4 million decrease in net loans.  The Company has decided to keep an above average amount of Federal funds sold and interest-bearing deposits, as current investment returns in the bond market are not sufficient to compensate for the amount of duration and pricing risk.  Total deposits decreased $617 thousand and borrowed funds remained stable.  Total shareholders’ equity increased $3.1 million over year-end 2010.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, trust preferred securities and other securities.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of state and political subdivisions and mortgage-backed securities.

AFS securities totaled $88.1 million at September 30, 2011, a decrease of $19.0 million or 17.8 percent, compared to $107.1 million at December 31, 2010.  This net decrease was the result of the following:

•	$30.3 million in purchases of collateralized mortgage obligations (“CMOs”), agencies, structured agencies, and corporate bonds,
•	$27.5 million in principal payments, maturities and called bonds,
•	$22.6 million in sales net of realized gains, which consisted primarily of mortgage-backed securities and CMOs,
•	$420 thousand in net amortization of premiums, and
•	$1.2 million of appreciation in the market value of the portfolio. At September 30, 2011, the portfolio had a net unrealized gain of $1.9 million compared to a net unrealized gain of $697 thousand at December 31, 2010. These unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss).

The average balance of AFS securities amounted to $100.8 million for the nine months ended September 30, 2011, compared to $122.4 million for the same period in 2010. The average yield earned on the AFS portfolio decreased 18 basis points, to 3.57 percent for the nine months ended September 30, 2011, from 3.75 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 2.5 years at September 30, 2011 and December 31, 2010.

At September 30, 2011, the Company’s AFS portfolio included one bank trust preferred security with a book value of $978 thousand and a fair value of $754 thousand. The Company monitors the credit worthiness of the issuer of this security quarterly. At September 30, 2011, the Company had not taken any OTTI credit loss adjustments on this security. Management will continue to monitor the performance of the security and the underlying institution for impairment.

HTM securities were $12.7 million at September 30, 2011, a decrease of $8.4 million or 40.0 percent, from year-end 2010.  This net decrease was the result of:

•	$6.2 million in principal payments,
•	$2.3 million in sales, net of realized losses which consisted of CMO's due to declines in their credit ratings, and
•	$42 thousand in net accretion of discounts.

As of September 30, 2011 and December 31, 2010, the fair value of HTM securities was $13.8 million and $21.4 million, respectively. The average balance of HTM securities amounted to $15.8 million for the nine months ended September 30, 2011, compared to $24.2 million for the same period in 2010. The average yield earned on HTM securities increased 54 basis points, to 5.41 percent for the nine months ended September 30, 2011, from 4.87 percent for the same period in 2010. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 5.8 years and 3.5 years at September 30, 2011 and December 31, 2010, respectively.

Securities with a carrying value of $66.4 million and $63.4 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 95 percent of the total investment portfolio had a fixed rate of interest at September 30, 2011.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $12.3 million or 2.0 percent to $603.6 million at September 30, 2011, compared to $615.9 million at year-end 2010. The decline occurred in all loan types except commercial and residential mortgage loans as a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$9,284	1.5%	$10,397	1.7%
SBA held to maturity	66,363	11.0	75,741	12.3
SBA 504	55,520	9.2	64,276	10.4
Commercial	284,046	47.1	281,205	45.7
Residential mortgage	136,942	22.7	128,400	20.8
Consumer	51,478	8.5	55,917	9.1
Total loans	$603,633	100.0%	$615,936	100.0%

Average loans decreased $29.5 million or 4.6 percent from $643.3 million for the nine months ended September 30, 2010, to $613.8 million for the same period in 2011.  The decrease in average loans was due to declines in all portfolio types.  The yield on the overall loan portfolio fell 8 basis points to 5.88 percent for the nine months ended September 30, 2011, compared to 5.96 percent for the same period in the prior year. This decrease was the result of variable rate, prime-based loan products such as SBA loans repricing lower as rates remained low throughout 2010 and 2011.  The prime rate has remained at 3.25 percent since December 2008.

SBA 7(a)  loans, on which the SBA provides guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  These loans are made for the purposes of providing working capital, financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the Company's market place.  Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee.  The deficiency may be a higher loan to value (“LTV’) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees.  In addition, many SBA 7(a) loans are for start up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  During the third and fourth quarters of 2008, as a result of the significantly reduced premiums on sale and the ongoing credit crisis, the Company closed all SBA production offices outside of its New Jersey and Pennsylvania primary trade area.  Consequently, the volume of new SBA loans and gains on SBA loans has declined.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $9.3 million at September 30, 2011, a decrease of $1.1 million from $10.4 million at December 31, 2010.  SBA 7(a) loans held to maturity amounted to $66.4 million at September 30, 2011, a decrease of $9.4 million from $75.7 million at December 31, 2010. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.77 percent for the nine months ended September 30, 2011, compared to 5.47 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries.  Charge-offs taken on SBA 7(a) loans represent the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.  The guarantee percentage is determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The table below details the loan balances and their respective guarantee percentages as of September 30, 2011:

	September 30, 2011
(In thousands)	SBA held for sale	SBA held to maturity	Total
50% Guarantee	$100	$6,191	$6,291
Greater than 50% but less than 75% Guarantee	-	911	911
75% Guarantee	7,705	55,810	63,515
Greater than 75% but less than 90% Guarantee	298	778	1,076
90% Guarantee	1,181	2,673	3,854
Total	$9,284	$66,363	$75,647

At September 30, 2011, SBA 504 loans totaled $55.5 million, a decrease of $8.8 million from $64.3 million at December 31, 2010. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans.  The yield on SBA 504 loans fell 53 basis points  to 5.96 percent for the nine months ended September 30, 2011 from 6.49 percent for the nine months ended September 30, 2010 due to the reversal of accrued interest on loans placed into nonaccrual status.

Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $284.0 million at September 30, 2011, an increase of $2.8 million from year-end 2010. The yield on commercial loans was 6.25 percent for the nine months ended September 30, 2011, compared to 6.31 percent for the nine months ended September 30, 2010.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $136.9 million at September 30, 2011, an increase of $8.5 million from year-end 2010.  New loan volume during the nine months ended September 30, 2011 was partially offset by the sale of mortgage loans totaling $29.0 million.  The yield on residential mortgages was 5.52 percent for the nine months ended September 30, 2011, compared to 5.73 percent for the same period in 2010.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $51.5 million at September 30, 2011, a decrease of $4.4 million from December 31, 2010.  The yield on consumer loans was 4.90 percent for the nine months ended September 30, 2011, compared to 4.96 percent for the same period in 2010.

As of September 30, 2011, approximately 10.3 percent of the Company’s total loan portfolio consists of loans to various unrelated and unaffiliated borrowers in the Hotel/Motel industry.  Such loans are collateralized by the underlying real property financed and/or partially guaranteed by the SBA.  The Company is currently no longer financing hotel/motel properties.   There are no other concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of September 30, 2011, 88 percent of SBA 7(a) loans are secured by commercial or residential real estate and 12 percent by other non-real estate collateral.  Commercial real estate secures all SBA 504 loans.  Approximately 97 percent of consumer loans are secured by owner-occupied residential real estate, with the other 3 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of September 30, 2011 is shown in the table below:

	Concentration
(In thousands)	Balance	Percent
Commercial real estate – owner occupied	$137,698	48.5%
Commercial real estate – investment property	119,415	42.0
Undeveloped land	15,538	5.5
Other non-real estate collateral	11,395	4.0
Total commercial loans	$284,046	100.0%

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

    Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO").  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more and still accruing generally represent loans that are well collateralized and in a continuing process that are expected to result in repayment or restoration to current status.

    The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods presented:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonperforming by category:
SBA (1)	$6,801	$8,162	$6,331
SBA 504	3,752	2,714	5,212
Commercial	5,693	5,452	9,461
Residential mortgage	4,070	5,085	6,065
Consumer	282	249	235
Total nonperforming loans (2)	$20,598	$21,662	$27,304
OREO	3,555	2,346	5,773
Total nonperforming assets	$24,153	$24,008	$33,077
Past due 90 days or more and still accruing interest:
SBA	$84	$374	$995
SBA 504	-	-	-
Commercial	1,713	-	456
Residential mortgage	394	-	992
Consumer	-	-	24
Total past due 90 days or more and still accruing interest	$2,191	$374	$2,467
Nonperforming loans to total loans inclusive of TDRs	3.41%	3.52%	4.34%
Nonperforming loans to total loans exclusive of TDRs	2.78	3.52	4.34
Nonperforming assets to total loans and OREO	3.98	3.88	5.21
Nonperforming assets to total assets	2.94	2.93	3.91
(1) Guaranteed SBA loans included above	$1,339	$2,706	$2,094
(2) Nonperforming TDRs included above	3,817	-	-

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

    Nonperforming loans were $20.6 million at September 30,2011, a $1.1 million decrease from $21.7 million at year-end 2010 and a $6.7 million decrease from $27.3 million at September 30, 2010.  Since year end 2010, nonperforming loans in the SBA and residential mortgage segments decreased, partially offset by an increase in nonperforming loans in the SBA 504, commercial and consumer segments.  Included in nonperforming loans at September 30, 2011, are approximately $1.3 million of loans guaranteed by the SBA, compared to $2.7 million at December 31, 2010 and $2.1 million at September 30, 2010.  In addition, there were $2.2 million, $374 thousand, and $2.5 million in loans past due 90 days or more and still accruing interest at September 30, 2011, December 31, 2010,  and September 30, 2010, respectively.

    Other real estate owned (“OREO”) properties totaled $3.6 million at September 30, 2011, an increase of $1.3 million from $2.3 million at year-end 2010 and a $2.2 million decrease from $5.8 million at September 30, 2010.  During the nine months ended September 30, 2011, the Company took title to nine properties totaling $4.0 million and recorded valuation adjustments of $1.1 million on eleven OREO properties.  During the nine months ended September 30, 2011, there were sales of seven OREO properties totaling $1.7 million.

    The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.9 million at September 30, 2011, a decrease of $546 thousand from $5.5 million at December 31, 2010.  The decrease is due to the removal of $9.9 million during the period, partially offset by the addition of $9.4 million.

    See Note 8 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Troubled Debt Restructurings

    Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, as well as for loans modified as TDRs that subsequently default on their modified terms.

    At September 30, 2011, there were twenty-three loans totaling $21.3 million that were classified as TDRs by the Company and are deemed impaired, compared to fifteen such loans totaling $14.1 million at December 31, 2010 and eleven such loans totaling $7.9 million at September 30, 2010.  During the nine months ended September 30, 2011, there were nine loans totaling $10.1 million classified as TDRs.  Nonperforming loans included $3.8 million of TDRs as of September 30, 2011, compared to no nonperforming TDRs at December 31, 2010 and September 30, 2010, respectively.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans. The following table presents a breakdown of accrual and nonaccrual TDRs by class as of September 30, 2011:

(In thousands)	Accruing TDRs	Nonaccrual TDRs	Total TDRs
Troubled Debt Restructurings
SBA	$1,407	$52	$1,459
SBA 504	4,390	1,954	6,344
Commercial other	985	-	985
Commercial real estate	10,706	1,811	12,517
Total TDRs	17,488	3,817	21,305

    Through September 30, 2011, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through September 30, 2011:

(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of Modification:
Interest only	$446	$-	$-	$1,617	$2,063
Reduced interest rate	52	-	-	1,319	1,371
Interest only with reduced interest rate	55	1,327	985	5,512	7,879
Interest only with nominal principal	426	3,057	-	1,145	4,628
Extended maturity with reduced interest rate	-	-	-	2,924	2,924
Previously modified back to original terms	480	1,960	-	-	2,440
Total TDRs	1,459	6,344	985	12,517	21,305

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

The allowance for loan losses totaled $16.4 million, $14.4 million, and $14.2 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively, with resulting allowance to total loan ratios of 2.72 percent, 2.33 percent, and 2.25 percent, respectively.  Net charge-offs amounted to $971 thousand for the three months ended September 30, 2011, compared to $1.3 million for the same period in 2010.  Net charge-offs amounted to $3.6 million for the nine months ended September 30, 2011, compared to $4.2 million for the same period in 2010.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Balance, beginning of period	$16,018	$13,946	$14,364	$13,842
Provision charged to expense	1,400	1,500	5,650	4,500
Charge-offs:
SBA	310	389	1,613	906
SBA 504	325	-	750	750
Commercial	450	989	1,519	2,512
Residential mortgage	-	95	142	310
Consumer	-	9	131	11
Total charge-offs	1,085	1,482	4,155	4,489
Recoveries:
SBA	106	17	185	115
SBA 504	5	-	82	-
Commercial	3	178	315	191
Residential mortgage	-	-	4	-
Consumer	-	4	2	4
Total recoveries	114	199	588	310
Total net charge-offs	$971	$1,283	$3,567	$4,179
Balance, end of period	$16,447	$14,163	$16,447	$14,163
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	0.98%	1.56%	2.25%	1.09%
SBA 504	2.27	-	1.52	1.49
Commercial	0.62	1.14	0.57	1.08
Residential mortgage	-	0.29	0.14	0.31
Consumer	-	0.03	0.33	0.02
Total loans	0.63	0.80	0.78	0.87
Allowance to total loans	2.72	2.25	2.72	2.25
Allowance to nonperforming loans	79.85	51.87	79.85	51.87

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At September 30, 2011, a $59 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $66 thousand commitment reserve at December 31, 2010.

    See Note 9 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Loan Losses.

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

Total deposits decreased $617 thousand to $654.2 million at September 30, 2011, from $654.8 million at December 31, 2010.  This decrease in deposits was due to decreases of $17.5 million and $4.7 million in time deposits and interest-bearing demand deposits, respectively, partially offset by increases of $19.2 million and $2.4 million in savings deposits and noninterest-bearing demand deposits, respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.  The increase in savings deposits was primarily due to new funds from one municipality.

The mix of deposits shifted during the quarter as the concentration of time deposits fell from 27.5 percent of total deposits at December 31, 2010 to 25.0 percent of total deposits at September 30, 2011, in turn causing the concentration of savings deposits to increase.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both September 30, 2011 and December 31, 2010 and are broken down in the following table:

(In thousands)	September 30, 2011	December 31, 2010
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At September 30, 2011, the Company had $66.9 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2011, is a decline of 0.32 percent in a rising-rate environment and a decline of 1.44 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2011 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2010, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.77 percent in a rising-rate environment and a decline of 0.83 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At September 30, 2011, the balance of cash and cash equivalents was $90.1 million, an increase of $46.2 million from December 31, 2010.

Net cash provided by operating activities totaled $13.6 million and $11.2 million for the nine months ended September 30, 2011 and 2010, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of loans held for sale, partially offset by originations of SBA and mortgage loans held for sale.

Net cash provided by investing activities amounted to $33.5 million and $50.1 million for the nine months ended September 30, 2011 and 2010, respectively.  The cash provided by investing activities was primarily a result of sales, maturities and paydowns on securities, loan paydowns and proceeds from the sale of other real estate owned, partially offset by the purchase of securities and equipment.

Net cash used by financing activities amounted to $945 thousand and $87.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The cash used by financing activities was primarily due to cash dividends paid on preferred stock and the decrease in the Company’s deposit base, partially offset by proceeds from the exercise of stock options.

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

At September 30, 2011, the Parent Company had $3.7 million in cash and $97 thousand in marketable securities valued at fair value compared to $4.1 million in cash and $98 thousand in marketable securities at December 31, 2010.  The decrease in cash at the Parent Company was primarily due to the payment of cash dividends on preferred stock.

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

Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of both September 30, 2011 and December 31, 2010.  At September 30, 2011, $66.9 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $88.0 million and $9.3 million, respectively, at September 30, 2011.

As of September 30, 2011, deposits included $60.5 million of Government deposits, as compared to $36.3 million at year-end 2010. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $55.5 million of deposits from six municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $59.4 million to its borrowers as of September 30, 2011, compared to $66.0 million at December 31, 2010.  At September 30, 2011, $15.4 million of these commitments expire after one year, compared to $17.2 million at December 31, 2010.  At September 30, 2011, the Company had $2.0 million in standby letters of credit compared to $1.5 million at December 31, 2010, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.  At September 30, 2011 approximately 3 percent of these commitments were for SBA loans, which may be sold in the secondary market, compared to 12 percent at December 31, 2010.

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

    The Company’s capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Leverage ratio	$85,658	10.69%	≥ $ 32,043	4.00%	≥ $ 40,053	N/A
Tier I risk-based capital ratio	85,658	13.88	24,691	4.00	37,036	N/A
Total risk-based capital ratio	93,482	15.14	49,381	8.00	61,727	N/A
As of December 31, 2010
Leverage ratio	$83,550	9.97%	≥ $ 33,531	4.00%	≥ $ 41,914	N/A
Tier I risk-based capital ratio	83,550	13.04	25,628	4.00	38,442	N/A
Total risk-based capital ratio	91,638	14.30	51,257	8.00	64,071	N/A

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Leverage ratio	$73,552	9.19%	≥ $ 32,014	4.00%	≥ $ 40,018	5.00%
Tier I risk-based capital ratio	73,552	11.93	24,664	4.00	36,997	6.00
Total risk-based capital ratio	89,869	14.57	49,329	8.00	61,661	10.00
As of December 31, 2010
Leverage ratio	$71,053	8.48%	≥ $ 33,497	4.00%	≥ $ 41,871	5.00%
Tier I risk-based capital ratio	71,053	11.10	25,595	4.00	38,393	6.00
Total risk-based capital ratio	87,631	13.69	51,191	8.00	63,988	10.00

Shareholders’ Equity

 Shareholders’ equity increased $3.1 million to $73.1 million at September 30, 2011 compared to $70.1 million at December 31, 2010, due to net income of $2.0 million and, $747 thousand appreciation in the net unrealized gains on available for sale securities, $250 thousand appreciation in net unrealized gains on cash flow hedge derivatives, and $880 thousand from the issuance of common stock under employee benefit plans, partially offset by $776 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

    During the first quarter, the Company retired approximately 425 thousand shares of Treasury Stock.  The associated $4.2 million was allocated between common stock and retained earnings.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the nine months ended September 30, 2011.  The Company is currently preserving capital and will resume paying dividends when earnings and credit quality improve.

    The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three and nine month periods ended September 30, 2011.  As of September 30, 2011, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when it is reinstated.

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

    At September 30, 2011 and December 31, 2010, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	September 30, 2011	December 31, 2010
Notional amount	$5,000	$15,000
Weighted average pay rate	3.94%	4.05%
Weighted average receive rate (three-month LIBOR)	0.29%	0.34%
Weighted average maturity in years	0.50	0.90
Unrealized loss relating to interest rate swaps	$(83)	$(499)

These agreements provide for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.  One of the Company's interest rate swap agreements with a notional amount of $10.0 million expired during the third quarter of 2011.

At September 30, 2011, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 4.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

 Information regarding this item as of September 30, 2011 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2010, except for the following risk factors, which were updated in 2011:

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

    The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan. There is a risk that the SBA will not honor their guarantee if a loan is not underwritten to SBA guidelines. The Company follows the underwriting guidelines of the SBA, however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.  The Company has had no material denials by the SBA on their guarantee.

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

UNITY BANCORP, INC.

Dated: November 9, 2011	/s/ Alan J. Bedner, Jr.
ALAN J. BEDNER, JR.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT NO.	DESCRIPTION
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and Alan J. Bedner. Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document