Form 10-K
period 2011-12-31
UNITY BANCORP INC /NJ/
filed 2012-03-15
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2011

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐   No ☒

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $32,400,746 and 4,771,883 shares of the Common Stock were outstanding to non-affiliates.  As of March 1, 2012, 7,461,405 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and thirteen New Jersey branches located in Clinton, Edison, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, South Plainfield, Union, Washington and Whitehouse.  In addition, the Bank has two Pennsylvania branches: one located in Forks Township and a second branch on William Penn Highway in Easton.  The Bank's primary service area encompasses the Route 22/Route 78 corridors between the Forks Township and Easton, Pennsylvania offices and its Linden, New Jersey branch.

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

Service Areas

The Company's primary service area is defined as the neighborhoods served by the Bank's offices.  The Bank's main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank's North Plainfield office serves those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank's Scotch Plains, Linden, and Union offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company's service area into Middlesex County.  The Bank’s Phillipsburg and Washington offices serve Warren County.  The Bank’s Forks Township office and William Penn office serve Northampton County, Pennsylvania.

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

Employees

At December 31, 2011, the Company employed 164 full-time and 14 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2011, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 58, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 41, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Ray Kenwell, 60, Chief Lending Officer and Executive Vice President of the Company and Bank	2010	Previously, President and Chief Operating Officer, Universal Interlock Corporation; Executive Vice President, Division Head of Lending of United Trust Bank

SUPERVISION AND REGULATION

General Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law, and these laws are subject to change.  As an example, in the summer of 2010, Congress passed, and the President signed, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) (discussed below).  These laws and regulations are intended to protect depositors, not stockholders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.  Management of the Company is unable to predict, at this time, the impact of future changes to laws and regulations.

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

The BHCA also generally prohibits a bank holding company, with certain limited exceptions, from; (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.  In making such determinations, the FRB is required to weigh the expected benefits to the public such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance fund in the event the depository institution becomes in danger of default.  Under regulations of the FRB, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock and other qualifying hybrid instruments, less certain goodwill items and other intangible assets.  The remainder, "Tier II Capital," may consist of the allowance for loan losses of up to 1.25% of risk-weighted assets and certain other securities which do not qualify as Tier I capital.  Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Insurance of Deposits: The Dodd-Frank Act has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for noninterest bearing transaction accounts will expire on December 31, 2012.

On February 7, 2011 the FDIC announced the approval of the assessment system mandated by the Dodd-Frank Act.  Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule to base the assessment base on average total consolidated assets minus average tangible equity instead of domestic deposits lowered assessments for many community banks with less than $10 billion in assets and reduced the Company’s costs.

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

SOX addresses, among other matters:

-	Audit Committees;

-	certification of financial statements by the Chief Executive Officer and the Chief Financial Officer;

-
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

-	a prohibition on insider trading during pension plan black-out periods;

-	disclosure of off-balance sheet transactions;

-	a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;

-	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

-	disclosure of whether or not a company has adopted a code of ethics;

-	“real time” filing of periodic reports;

-	auditor independence; and

-	various increased criminal penalties for violations of securities laws.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry by increasing compliance costs and reducing some sources of revenue. The Dodd-Frank Act, among other things:

-	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

-
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes  the basis for determining FDIC premiums from deposits to assets;

-	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

-
Creates a new consumer financial protection bureau that will have rule-making authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws directly for large institutions;

-	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

-	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

-
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

-
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

To date, the Company's operations have not been adversely impacted by those provisions of the Dodd-Frank Act which have become effective.

b)           Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2011 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):
				Annual Report
Description of Financial Data				Pages

I.	Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
	A.	Analysis of Net Interest Earnings		6
	B.	Average Balance Sheets		8
	C.	Rate/Volume Analysis		10

II.	Investment Portfolio
	A.	Book value of investment securities		39
	B.	Investment securities by range of maturity with corresponding average yields		39
	C.	Securities of issuers exceeding ten percent of stockholders' equity		N/A

III.	Loan Portfolio
	A.	Types of loans		12
	B.	Maturities and sensitivities of loans to changes in interest rates		14
	C.	Risk elements
		1)	Nonaccrual, past due and restructured loans	15
		2)	Potential problem loans	16
		3)	Foreign outstandings	N/A
		4)	Loan concentrations	12
	D.	Other interest-bearing assets		N/A

IV.	Summary of Loan Loss Experience
	A.	Analysis of the allowance for loan losses		17
	B.	Allocation of the allowance for loan losses		17

V.	Deposits
	A.	Average amount and average rate paid on major categories of deposits		8
	B.	Other categories of deposits		N/A
	C.	Deposits by foreign depositors in domestic offices		N/A
	D.	Time deposits of $100,000 or more by remaining maturity		52
	E.	Time deposits of $100,000 or more by foreign offices		N/A

VI.	Return on Equity and Assets			6

VII.	Short-term Borrowings
	A.	Amounts outstanding		53
	B.	Maximum amount of borrowings in each category outstanding at any month-end		53
	C.	Average amount outstanding		53

Item 1A.        Risk Factors:

Our business, financial condition, results of operations and the trading price of our securities can be materially and adversely affected by many events and conditions including the following:

We have been and may continue to be adversely affected by national financial markets and economic conditions, as well as local conditions.

Our business and results of operations are affected by the financial markets and general economic conditions in the United States, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, investor confidence and the strength of the U.S. economy. The deterioration of any of these conditions can adversely affect our securities and loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, liquidity and our results of operations.

In addition, we are affected by the economic conditions within our New Jersey and Pennsylvania trade areas.  Though there have been signs of improvement, economic growth in these areas has been slow to recover.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the six counties in the New Jersey market and one county in Pennsylvania in which we have branches, so any decline in the economy of New Jersey or eastern Pennsylvania could have an adverse impact on us.

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

A Significant Portion of Our Loan Portfolio Is Secured By Real Estate, And Events That Negatively Impact The Real Estate Market Could Hurt Our Business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2011, approximately 94 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. The declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. This combined with a deepened economic recession and continued elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

We have a significant level of nonperforming assets, and this has, and will continue, to affect our results of operations.

At December 31, 2011, our total nonperforming assets equaled $25.8 million or 4.33 percent of total loans and OREO.  This is a significant level of nonperforming assets compared to our peer group institutions.  Our level of  nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. This deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

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

We are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Net interest income, the difference between interest earned on our interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings.  Both increases and decreases in the interest rate environment may reduce our profits.   Interest rates are subject to factors which are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, such as the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest Unity receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Unity’s ability to originate loans and obtain deposits, (ii) the fair value of Unity’s financial assets and liabilities, including the held to maturity and available for sale securities portfolios, and (iii) the average duration of Unity’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

The banking business is subject to significant government regulations.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. These laws and regulations are designed to protect depositors and the public, but not our shareholders.  In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations.  Such governing laws can be anticipated to continue to be the subject of future modification.  Our management cannot predict what effect any such future modifications will have on our operations.  In addition, the primary focus of Federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

 For example, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

-	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

-
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

-
Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

-	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

-	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

-
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

-
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

We are Subject to Changes in Accounting Policies or Accounting Standards.

Understanding Unity’s accounting policies is fundamental to understanding our financial results. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. Unity has identified its accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time, the FASB and the SEC change their guidance governing the form and content of Unity’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“GAAP”), such as the FASB, SEC, banking regulators and Unity’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate based on the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Unity’s control, can be hard to predict and could materially impact how Unity reports its financial results and condition. In certain cases, Unity could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Unity restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

Declines in Value May Adversely Impact the Investment Portfolio.

As of December 31, 2011, we had approximately $88.8 million and $18.8 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

Liquidity Risk.

Liquidity risk is the potential that Unity will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

Future Offerings of Common Stock May Adversely Affect the Market Price of Our Stock.

 In the future, we may increase our capital resources, raise capital to redeem our preferred stock issued to the U.S. Treasury as part of the Capital Purchase Program or, if our or the Bank’s capital ratios fall below the prevailing regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock or preferred stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

-	telecommunications;

-	data processing;

-	automation;

-	Internet-based banking;

-	Tele-banking; and

-	debit cards/smart cards

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

We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus.  In addition we maintain cyber liability insurance to mitigate against any loss incurred.

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

We expect to continue to experience growth in the scope of our operations and, correspondingly, in the number of our employees and customers.  We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth.  Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees.  Our ability to attract and retain senior management may be adversely affected by the restrictions imposed upon us under the CPP, as revised by the American Reinvestment and Recovery Act.  Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.

Curtailment of the Small Business Administration (“SBA”) loan program could negatively affect the Company; the absence of a secondary market for SBA loans could negatively affect our operation.

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

The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan. There is a risk that the SBA will not honor their guarantee if a loan is not underwritten and administered to SBA guidelines. The Company follows the underwriting guidelines of the SBA, however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.  The Company has had no material denials by the SBA on their guarantee.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2011, the Company’s allowance for loan losses was $16.3 million, or 2.76 percent of our total loan portfolio and 71.8 percent  of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Item 1B. Unresolved Staff Comments:  None

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its fourteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2011.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2011 Annual Rental Fee
North Plainfield, NJ	Owned	1991	-----	-----
Clinton, NJ	Leased	1996	2013	$415,867
Linden, NJ	Owned	1997	-----	-----
Whitehouse, NJ	Owned	1998	-----	-----
Highland Park, NJ	Leased	1999	2014	92,465
South Plainfield, NJ	Leased	1999	2014	111,504
Edison, NJ	Leased	1999	2014	128,973
Union, NJ	Owned	2002	-----	-----
Scotch Plains, NJ	Owned	2004	-----	-----
Flemington, NJ	Owned	2005	-----	-----
Phillipsburg, NJ	Leased	2005	2015	87,938
Forks Township, PA	Leased	2006	2013	54,540
Middlesex, NJ	Owned	2007	-----	-----
William Penn (Easton), PA	Leased	2007	2013	67,579

Item 3.    Legal Proceedings:

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4.    Mine Safety:  N/A
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

Year Ended December 31, 2011:	High	Low
4th Quarter	$6.76	$6.25
3rd Quarter	6.79	6.36
2nd Quarter	7.00	6.48
1st Quarter	7.20	6.09

Year Ended December 31, 2010	High	Low
4th Quarter	$6.10	$5.20
3rd Quarter	5.70	4.83
2nd Quarter	5.63	5.04
1st Quarter	5.50	3.94

(b)         Holders

As of March 1, 2012, there were approximately 456 shareholders of record of the Company’s Common Stock.

(c)         Dividends

The Company did not pay any cash dividends in 2011 or 2010.

Under the terms of the CPP, we are limited in our ability to pay cash dividends.  We cannot pay a quarterly cash dividend in excess of $0.05 per share, the amount of our last quarterly cash dividend in effect at the time the CPP program was announced, without the approval of the Treasury.  However, we ceased paying dividends in the first quarter of 2009.  Our decision to resume paying any cash dividends will depend on a number of factors, including our net income, capital needs and the economic environment.

Item 6.    Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” on page 68 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated by reference herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 6 through 25 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” on pages 19 through 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated by reference herein.

Item 8.    Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements on pages 28 through 66 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011, are incorporated by reference herein.

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

(b)         Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” on page 26 of the Company’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated by reference herein.

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

Item 9B. Other Information:  None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2012.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation stock option plans approved by security holders	642,647	$6.80	121,325
Equity compensation plans approved by security holders (Restricted Stock Plan)	25,184		45,162
Equity compensation plans not approved by security holders	-		-
Total	667,837	$6.54	166,487

There were no share repurchases during 2011 or 2010.  Pursuant to the requirements of the Treasury’s Capital Purchase Program, the Company has suspended its stock repurchase program.

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2012.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

     (a)       FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2011, are incorporated by reference in Part II, Item 8.

Report of Independent Registered Public Accounting Firm (page 27)

Consolidated Balance Sheets (page 28)

Consolidated Statements of Income (page 29)

Consolidated Statements of Comprehensive Income (page 30)

Consolidated Statements of Changes in Shareholders’ Equity (page 31)

Consolidated Statements of Cash Flows (page 32)

Notes to Consolidated Financial Statements (pages 33 through 66)

     (b)       EXHIBITS:

Exhibit
Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan for Non-Employee Directors (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1997 Stock Bonus Plan (3)
10(iv)	1998 Stock Option Plan (4)
10(v)	1999 Stock Option Plan (5)
10(vi)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vii)	Settlement Agreement and General Release dated December 31, 2003 with Anthony J. Feraro (8)
10(ix)	Retention Agreement dated March 23, 2004 with Michael F. Downes (8)
10(x)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(xi)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(xiii)	2002 Stock Option Plan (6)
10(xiv)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xv)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xvi)	2004 Stock Bonus Plan (9)
10(xvii)	2006 Stock Option Plan (10)
10(xviii)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
10(xix)	2011 Stock Option Plan and 2011 Stock Bonus Plan (12)
13	Portion of Unity Bancorp. Inc. 2010 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on April 27, 2006 and incorporated by reference herein.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.

     (c)       Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ David D. Dallas	Chairman of the Board and Director	March 15, 2012
David D. Dallas
/s/ James A. Hughes	President, Chief Executive Officer and Director	March 15, 2012
James A. Hughes
/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 15, 2012
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)
/s/ Dr. Mark S. Brody	Director	March 15, 2012
Dr. Mark S. Brody
/s/ Wayne Courtright	Director	March 15, 2012
Wayne Courtright
/s/ Robert H. Dallas, II	Director	March 15, 2012
Robert H. Dallas, II
/s/ Mary E. Gross	Director	March 15, 2012
Mary E. Gross
/s/ Charles S. Loring	Director	March 15, 2012
Charles S. Loring
/s/ Peter E. Maricondo	Director	March 15, 2012
Peter E. Maricondo
/s/ Raj Patel	Director	March 15, 2012
Raj Patel
/s/ Allen Tucker	Director	March 15, 2012
Allen Tucker