Form 10-Q
period 2012-03-31
UNITY BANCORP INC /NJ/
filed 2012-05-11
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐     No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 1, 2012 common stock, no par value: 7,462,572 shares outstanding

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.
Consolidated Balance Sheets
At March 31, 2012, December 31, 2011 and March 31, 2011
(Unaudited)

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Cash and due from banks	$17,986	$17,688	$15,478
Federal funds sold and interest-bearing deposits	53,831	64,886	39,880
Cash and cash equivalents	71,817	82,574	55,358
Securities:
Securities available for sale, at fair value	110,181	88,765	103,238
Securities held to maturity (fair value of $18,934, $19,879, and $17,774, respectively)	17,880	18,771	17,577
Total securities	128,061	107,536	120,815
Loans:
SBA held for sale	8,015	7,668	9,933
SBA held to maturity	62,251	64,175	74,657
SBA 504	47,651	55,108	60,092
Commercial	284,861	283,104	283,135
Residential mortgage	132,192	134,090	132,512
Consumer	47,782	48,447	54,193
Total loans	582,752	592,592	614,522
Less: Allowance for loan losses	16,339	16,348	15,275
Net loans	566,413	576,244	599,247

Premises and equipment, net	12,321	11,350	10,782
Bank owned life insurance ("BOLI")	9,179	9,107	8,885
Deferred tax assets	7,115	6,878	7,833
Federal Home Loan Bank stock	4,088	4,088	4,206
Accrued interest receivable	3,672	3,703	3,725
Other real estate owned ("OREO")	1,625	3,032	2,602
Prepaid FDIC insurance	2,386	2,545	2,994
Goodwill and other intangibles	1,526	1,530	1,541
Other assets	1,995	2,259	2,845

Total Assets	$810,198	$810,846	$820,833

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$108,618	$101,193	$91,247
Interest-bearing demand deposits	103,018	104,749	101,878
Savings deposits	281,535	278,603	293,750
Time deposits, under $100,000	94,513	102,809	110,050
Time deposits, $100,000 and over	55,417	56,617	59,851
Total deposits	643,101	643,971	656,776

Borrowed funds	75,000	75,000	75,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	498	523	569
Accrued expenses and other liabilities	2,132	2,329	2,642
Total liabilities	736,196	737,288	750,452

Commitments and contingencies	-	-	-

Shareholders' equity:
Cumulative perpetual preferred stock	19,683	19,545	19,146
Common stock	53,846	53,746	52,842
Accumulated deficit	(345)	(854)	(2,006)
Accumulated other comprehensive income	818	1,121	399
Total Shareholders' Equity	74,002	73,558	70,381

Total Liabilities and Shareholders' Equity	$810,198	$810,846	$820,833

Preferred shares	21	21	21
Issued common shares	7,463	7,459	7,222
Outstanding common shares	7,463	7,459	7,222

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2012	2011
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$32	$11
Federal Home Loan Bank stock	51	66
Securities:
Available for sale	721	864
Held to maturity	173	287
Total securities	894	1,151
Loans:
SBA	924	1,236
SBA 504	759	955
Commercial	4,183	4,306
Residential mortgage	1,655	1,831
Consumer	560	686
Total loans	8,081	9,014
Total interest income	9,058	10,242
INTEREST EXPENSE
Interest-bearing demand deposits	136	139
Savings deposits	354	581
Time deposits	913	1,097
Borrowed funds and subordinated debentures	847	950
Total interest expense	2,250	2,767
Net interest income	6,808	7,475
Provision for loan losses	1,200	2,500
Net interest income after provision for loan losses	5,608	4,975
NONINTEREST INCOME
Branch fee income	386	344
Service and loan fee income	302	243
Gain on sale of SBA loans held for sale, net	157	111
Gain on sale of mortgage loans, net	411	169
BOLI income	73	73
Net security gains	224	125
Other income	162	190
Total noninterest income	1,715	1,255
NONINTEREST EXPENSE
Compensation and benefits	3,182	3,057
Occupancy	609	720
Processing and communications	534	507
Furniture and equipment	362	384
Professional services	190	202
Loan collection costs	180	224
OREO expenses	124	222
Deposit insurance	171	319
Advertising	146	118
Other expenses	461	405
Total noninterest expense	5,959	6,158
Income before provision (benefit) for income taxes	1,364	72
Provision (benefit) for income taxes	459	(148)
Net income	905	220
Preferred stock dividends & discount accretion	396	384
Income available (loss attributable) to common shareholders	$509	$(164)

Net income (loss) per common share - Basic	$0.07	$(0.02)
- Diluted	$0.07	$(0.02)

Weighted average common shares outstanding - Basic	7,460	7,219
- Diluted	7,792	7,219

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2012 and 2011
(Unaudited)

	For the three months ended March 31,
(In thousands)	2012	2011

Net income	$905	$220

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(180)	275
Less: Reclassification adjustment for gains included in net income	149	83
Total unrealized gains (losses) on securities	(329)	192
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during the period	26	84
Total other comprehensive income (loss)	(303)	276

Total comprehensive income	$602	$496

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2012 and 2011
(Unaudited)

	Preferred	Common Stock		Accumulated	Treasury	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	Deficit	Stock	Income	Equity
Balance, December 31, 2010	$19,019	7,211	$55,884	$(772)	$(4,169)	$123	$70,085
Net income				220			220
Unrealized holding gains on securities and cash flow derivatives						276	276
Accretion of discount on preferred stock	127			(127)			-
Dividends on preferred stock (5% annually)				(259)			(259)
Retire Treasury stock			(3,101)	(1,068)	4,169		-
Common stock issued and related tax effects (a)		11	59				59
Balance, March 31, 2011	$19,146	7,222	$52,842	$(2,006)	$-	$399	$70,381

	Preferred	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Stock	Shares	Amount	Deficit	Income	Equity
Balance, December 31, 2011	$19,545	7,459	$53,746	$(854)	$1,121	$73,558
Net income				905		905
Unrealized holding losses on securities and cash flow derivatives					(303)	(303)
Accretion of discount on preferred stock	138			(138)		-
Dividends on preferred stock (5% annually)				(258)		(258)
Common stock issued and related tax effects (a)		4	100			100
Balance, March 31, 2012	$19,683	7,463	$53,846	$(345)	$818	$74,002

(a) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(Unaudited)

	For the three months ended March 31,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$905	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	2,500
Net amortization of purchase premiums and discounts on securities	217	146
Depreciation and amortization	270	302
Deferred income tax benefit	(36)	(467)
Net security gains	(224)	(125)
Stock compensation expense	83	35
Loss on sale of OREO	117	-
Gain on sale of SBA loans held for sale, net	(157)	(111)
Gain on sale of mortgage loans, net	(411)	(169)
Origination of mortgage loans held for sale	(21,242)	(9,671)
Origination of SBA loans held for sale	(2,240)	(601)
Proceeds from sale of mortgage loans held for sale, net	21,653	9,840
Proceeds from sale of SBA loans held for sale, net	2,050	1,177
Loss on sale or disposal of premises and equipment	17	-
Net change in other assets and liabilities	244	257
Net cash provided by operating activities	2,446	3,333
INVESTING ACTIVITIES:
Purchases of securities available for sale	(32,108)	(10,953)
Maturities and principal payments on securities held to maturity	855	3,584
Maturities and principal payments on securities available for sale	7,363	9,922
Proceeds from sale of securities available for sale	2,824	5,172
Proceeds from sale of OREO	1,600	-
Net decrease (increase) in loans	8,596	(1,246)
Purchases of premises and equipment	(1,222)	(112)
Net cash provided by (used in) investing activities	(12,092)	6,367
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(870)	1,988
Proceeds from exercise of stock options	17	2
Dividends on preferred stock	(258)	(258)
Net cash provided by (used in) financing activities	(1,111)	1,732
Increase (decrease) in cash and cash equivalents	(10,757)	11,432
Cash and cash equivalents, beginning of period	82,574	43,926
Cash and cash equivalents, end of period	$71,817	$55,358
SUPPLEMENTAL DISCLOSURES:
Cash:
Interest paid	$2,275	$2,755
Income taxes paid	389	334
Noncash investing activities:
Transfer of loans to other real estate owned	350	605

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2012

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

    Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Stock Transactions

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2012, 1,720,529 shares have been reserved for issuance upon the exercise of options, 638,140 option grants are outstanding, and 960,398 option grants have been exercised, forfeited or expired, leaving 121,991 shares available for grant.

No options were granted during the three months ended March 31, 2012 or 2011.

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options totaled $40 thousand and $19 thousand for the three months ended March 31, 2012 and 2011, respectively.  The related income tax benefit was approximately $14 thousand and $8 thousand for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $324 thousand.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Transactions under the Company’s stock option plans for the three months ended March 31, 2012 are summarized in the following table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	642,647	$6.80	5.3	$517,867
Options granted	-	-
Options exercised	(3,841)	4.44
Options forfeited	(333)	3.98
Options expired	(333)	3.98
Outstanding at March 31, 2012	638,140	$6.81	5.1	$466,713
Exercisable at March 31, 2012	493,889	$6.98	3.9	$427,726

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - 4.00	123,083	7.1	$3.87	105,832	$3.86
4.01 - 8.00	336,799	5.5	6.06	209,799	5.77
8.01 - 12.00	121,617	1.9	9.22	121,617	9.22
12.01 - 16.00	56,641	4.7	12.54	56,641	12.54
Total	638,140	5.1	$6.81	493,889	$6.98

The following table presents information about options exercised during the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Number of options exercised	3,841	40,472
Total intrinsic value of options exercised	$6,055	$81,347
Cash received from options exercised	17,046	2,364
Tax deduction realized from options exercised	513	32,490

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2012, 221,551 shares of restricted stock were reserved for issuance, of which 45,162 shares are available for grant.

There were no restricted stock awards granted during the three months ended March 31, 2012 and 2011.

Compensation expense related to the restricted stock awards totaled $43 thousand and $16 thousand for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was approximately $471 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2012:

	Shares	Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2011	93,684	$6.06
Granted	-	-
Vested	(1,971)	7.62
Forfeited	-	-
Nonvested restricted stock at March 31, 2012	91,713	$6.02

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

Derivative Instruments and Hedging Activities

    The Company may use derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  The Company had no derivative instruments at March 31, 2012, and all of the Company's derivative instruments qualified as hedging instruments at December 31, 2011.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings  ("TDRs") occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding, as stated in the paragraphs above.  Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

Loans held for sale are SBA loans and are reflected at the lower of aggregate cost or market value.  The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale.

The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan.  The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio.  When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended March 31,
(In thousands, except per share amounts)	2012	2011
Net income	$905	$220
Less: Preferred stock dividends and discount accretion	396	384
Income available to common shareholders	$509	$(164)
Weighted average common shares outstanding - Basic	7,460	7,219
Plus: Potential dilutive common stock equivalents	332	-
Weighted average common shares outstanding - Diluted	7,792	7,219
Net income per common share -
Basic	$0.07	$(0.02)
Diluted	0.07	(0.02)
Stock options and common stock excluded from the income per share computation as their effect would have been anti-dilutive	506	361

The "potential dilutive common stock equivalents" and the "stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive" shown in the table above include the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, as applicable.  These warrants were dilutive for the three months ended March 31, 2012 and 2011.

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

    For the quarter ended March 31, 2012, the Company reported income tax expense of $459 thousand for an effective tax rate of 33.7 percent, compared to an income tax benefit of $148 thousand for the prior year’s quarter.

The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2012 and 2011.  The Company does not have an accrual for uncertain tax positions as of March 31, 2012 or December 31, 2011, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2008 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income

    The following table shows the changes in other comprehensive income (loss) for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance, beginning of period			$1,147			$423
Unrealized holding gains (losses) on securities arising during the period	$(324)	$(144)	(180)	$446	$171	275
Less: Reclassification adjustment for gains included in net income	224	75	149	125	42	83
Net unrealized gains (losses) on securities arising during the period	(548)	(219)	(329)	321	129	192
Balance, end of period			$818			$615

Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$(26)			$(300)
Unrealized holding gains on cash flow hedges arising during the period	$43	$17	26	$139	$55	84
Balance, end of period			$-			$(216)

Total Accumulated Other Comprehensive Income			$818			$399

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

As of March 31, 2012, the fair value of the Company's AFS securities portfolio was $110.2 million.  Approximately 54 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $60.0 million at March 31, 2012.  Approximately $58.4 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at March 31, 2012.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Interest Rate Swap Agreements
Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of Level 1 markets.  These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets or liabilities in order to arrive at a fair value.  The fair values of any interest swaps are measured based on the difference between the yield on the existing swaps and the yield on current swaps in the market (i.e. The Yield Book); consequently, they are classified as Level 2 instruments.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2012, as compared to the periods ended December 31, 2011 and March 31, 2011.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$4,282	$-	$4,282
State and political subdivisions	-	17,072	-	17,072
Residential mortgage-backed securities	-	59,966	-	59,966
Commercial mortgage-backed securities	-	8,168	-	8,168
Corporate and other securities	-	20,693	-	20,693
Total securities available for sale	-	110,181	-	110,181

	As of December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Securities available for sale:
U.S. government sponsored entities	$-	$5,376	$-	$5,376
State and political subdivisions	-	17,878	-	17,878
Residential mortgage-backed securities	-	57,924	-	57,924
Commercial mortgage-backed securities	-	210	-	210
Corporate and other securities	-	7,377	-	7,377
Total securities available for sale	-	88,765	-	88,765
Financial Liabilities:
Interest rate swap agreements	$-	$43	$-	$43

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

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100,000 and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business. Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  Subsequent to receiving the third party results, the Company will discount the value 6-10% for selling and closing costs.

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

Impaired Collateral-Dependent Loans
The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2012, the valuation allowance for impaired loans was $3.9 million, a decrease of  $568 thousand from $4.4 million at December 31, 2011.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of March 31, 2012 and December 31, 2011:

	Fair value at March 31, 2012				Gains (losses) from fair value changes
(In thousands)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2012
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$566	$566	$(156)
Impaired collateral-dependent loans	-	-	11,851	11,851	568

	Fair value at March 31, 2011				Losses from fair value changes
(In thousands)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2011
Financial Assets:
Other real estate owned ("OREO")	$-	$-	$1,702	$1,702	$(404)
Impaired collateral-dependent loans	-	-	6,886	6,886	(320)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2012 and December 31, 2011 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
For these short-term instruments, the carrying value is a reasonable estimate of fair value.

Securities Held to Maturity
For securities held to maturity, the carrying value is a reasonable estimate of fair value, as it is not expected that the securities would settle at a price significantly less than the par value of the investment.

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

Deposit Liabilities
The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date (i.e. carrying value).  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using current market rates.

Borrowed Funds & Subordinated Debentures
The fair value of borrowings is estimated by discounting the projected future cash flows using current market rates.

Accrued Interest
The carrying amounts of accrued interest approximate fair value.

Standby Letters of Credit
At March 31, 2012, the Bank had standby letters of credit outstanding of $1.3 million, as compared to $1.8 million at December 31, 2011.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of March 31, 2012 and December 31, 2011:

		March 31, 2012		December 31, 2011
(In thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$71,817	$71,817	$82,574	$82,574
Securities held to maturity	Level 2	17,880	18,934	18,771	19,879
SBA loans held for sale	Level 2	8,015	8,671	7,668	8,192
Loans, net of allowance for loan losses	Level 2	558,398	559,340	568,576	572,165
Federal Home Loan Bank stock	Level 2	4,088	4,088	4,088	4,088
SBA servicing assets	Level 3	396	396	418	418
Accrued interest receivable	Level 2	3,672	3,672	3,703	3,703
Financial liabilities:
Deposits	Level 2	643,101	645,938	643,971	647,281
Borrowed funds and subordinated debentures	Level 2	90,465	101,764	90,465	102,533
Accrued interest payable	Level 2	498	498	523	523

Note 7.Securities

    This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for sale:
US Government sponsored entities	$4,203	$79	$-	$4,282	$5,274	$102	$-	$5,376
State and political subdivisions	16,574	559	(61)	17,072	17,031	856	(9)	17,878
Residential mortgage-backed securities	58,882	1,375	(291)	59,966	56,546	1,655	(277)	57,924
Commercial mortgage-backed securities	8,200	4	(36)	8,168	208	2	-	210
Corporate and other securities	20,963	163	(433)	20,693	7,799	5	(427)	7,377
Total securities available for sale	$108,822	$2,180	$(821)	$110,181	$86,858	$2,620	$(713)	$88,765

Securities Held to maturity:
State and political subdivisions	$2,990	$253	$-	$3,243	$2,992	$192	$-	$3,184
Residential mortgage-backed securities	12,200	360	(22)	12,538	13,083	329	(31)	13,381
Commercial mortgage-backed securities	2,690	463	-	3,153	2,696	618	-	3,314
Total securities held to maturity	$17,880	$1,076	$(22)	$18,934	$18,771	$1,139	$(31)	$19,879

    This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2012 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one year through five years		After five years through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
US Government sponsored entities	$-	-%	$1,865	1.47%	$1,511	2.15%	$906	3.68%	$4,282	2.18%
State and political subdivisions	-	-	147	6.50	8,619	2.92	8,306	3.62	17,072	3.29
Residential mortgage-backed securities	72	3.87	209	3.53	1,436	4.52	58,249	2.92	59,966	2.96
Commercial mortgage-backed securities	-	-	-	-	-	-	8,168	2.75	8,168	2.75
Corporate and other securities	-	-	2,344	2.77	4,941	3.55	13,408	2.35	20,693	2.69
Total securities available for sale	$72	3.87%	$4,565	2.39%	$16,507	3.18%	$89,037	2.89%	$110,181	2.91%
Held to maturity at cost:
State and political subdivisions	$-	-%	$-	-%	$-	-%	$2,990	4.58%	$2,990	4.58%
Residential mortgage-backed securities	-	-	728	4.57	1,497	4.92	9,975	3.00	12,200	3.33
Commercial mortgage-backed securities	-	-	-	-	-	-	2,690	5.40	2,690	5.40
Total securities held to maturity	$-	-%	$728	4.57%	$1,497	4.92%	$15,655	3.72%	$17,880	3.85%

    The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Avaliable for sale:
State and political subdivisions	6	$3,321	$(61)	$-	$-	$3,321	$(61)
Residential mortgage-backed securities	13	16,732	(132)	1,590	(159)	18,322	(291)
Commercial mortgage-backed securities	6	5,786	(36)	-	-	5,786	(36)
Corporate and other securities	9	9,421	(127)	1,233	(306)	10,654	(433)
Total temporarily impaired investments	34	$35,260	$(356)	$2,823	$(465)	$38,083	$(821)
Held to maturity:
Residential mortgage-backed securities	2	$957	$(11)	$413	$(11)	$1,370	$(22)
Total temporarily impaired investments	2	$957	$(11)	$413	$(11)	$1,370	$(22)

	December 31, 2011
		Less than 12 months		12 months and greater		Total
(In thousands)	Total Number in a Loss Position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Available for sale:
State and political subdivisions	2	$424	$(9)	$-	$-	$424	$(9)
Residential mortgage-backed securities	6	4,512	(80)	871	(197)	5,383	(277)
Corporate and other securities	8	5,038	(173)	1,334	(254)	6,372	(427)
Total temporarily impaired securities available for sale	16	$9,974	$(262)	$2,205	$(451)	$12,179	$(713)
Held to maturity:
Residential mortgage-backed securities	3	$2,545	$(4)	$542	$(27)	$3,087	$(31)
Total temporarily impaired securities held to maturity	3	$2,545	$(4)	$542	$(27)	$3,087	$(31)

Unrealized Losses

    The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

State and political subdivision securities: The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2012 or December 31, 2011.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or faster prepayment speeds.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2012 or December 31, 2011.

    Corporate and other securities: Included in this category are corporate debt securities, stock of other financial institutions, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads and the unrealized losses on stock of other financial institutions and CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; therefore it did not consider these investments to be other-than-temporarily impaired as of March 31, 2012 or December 31, 2011.  The unrealized losses on asset-backed securities were caused by increases in interest rate spreads.  The majority of contractual cash flows of these securities are guaranteed by Sallie Mae as part of the Federal Family Education Loan ("FFEL") Program. It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2012 or December 31, 2011.  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At March 31, 2012 and December 31, 2011, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2012 or December 31, 2011.

Realized Gains and Losses and Other-Than-Temporary Impairment

    Gross realized gains (losses) on securities for the three months ended March 31, 2012 and 2011 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2012	2011
Available for sale:
Realized gains	$228	$126
Realized losses	(4)	(1)
Net gains on sales of securities	$224	$125

    The net realized gains are included in noninterest income in the Consolidated Statements of Operations as net security gains.  For the three months ended March 31, 2012, there were gross realized gains of $228 thousand and gross realized losses of $4 thousand.  The net realized gains during 2012 were a result of the following:

•	The Company sold approximately $2.6 million in book value of available for sale mortgage-backed and municipal securities, resulting in pre-tax gains of approximately $228 thousand, partially offset by
•	Losses of $4 thousand on the partial call of approximately $60 thousand in book value of one available for sale municipal security.

For the three months ended March 31, 2011, there were gross realized gains of $126 thousand and gross realized losses of $1 thousand.  The net realized gains during 2011 were a result of the following:

•	The Company sold approximately $5.0 million in book value of available for sale mortgage-backed securities, resulting in pre-tax gains of approximately $126 thousand, partially offset by
•	Losses of $1 thousand on the sale of approximately $30 thousand in book value of two mortgage-backed securities.

Pledged Securities

    Securities with a carrying value of $68.2 million and $81.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $15.1 million and $27.7 million pledged against Government deposits at March 31, 2012 and December 31, 2011, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
SBA loans	$70,266	$71,843
SBA 504 loans	47,651	55,108
Commercial loans
Commercial other	22,838	26,542
Commercial real estate	252,093	246,824
Commercial real estate construction	9,930	9,738
Residential mortgage loans
Residential mortgages	122,079	123,843
Residential construction	2,169	2,205
Purchased mortgages	7,944	8,042
Consumer loans
Home equity	45,705	46,935
Consumer other	2,077	1,512
Total	$582,752	$592,592

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

   SBA Loans:  SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.  SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

   SBA 504 Loans:  The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. SBA 504  loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.  Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans at origination. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

   The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2012:

	March 31, 2012
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$50,511	$10,706	$9,049	$70,266
SBA 504 loans	34,613	4,098	8,940	47,651
Commercial loans
Commercial other	17,297	788	4,753	22,838
Commercial real estate	195,503	45,891	10,699	252,093
Commercial real estate construction	8,648	882	400	9,930
Total commercial loans	221,448	47,561	15,852	284,861
Total SBA, SBA 504 and Commercial loans	$306,572	$62,365	$33,841	$402,778

	March 31, 2012
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$120,193	$1,886	$122,079
Residential construction	-	2,169	2,169
Purchased residential mortgages	5,992	1,952	7,944
Total residential mortgage loans	126,185	6,007	132,192
Consumer loans
Home equity	45,369	336	45,705
Consumer other	2,064	13	2,077
Total consumer loans	$47,433	$349	$47,782
Total loans			$582,752

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2011:

	December 31, 2011
	SBA, SBA 504 & Commercial Loans - Internal Risk Ratings
(In thousands)	Pass	Special Mention	Substandard	Total
SBA loans	$49,568	$8,900	$13,375	$71,843
SBA 504 loans	39,566	5,543	9,999	55,108
Commercial loans
Commercial other	20,921	1,160	4,461	26,542
Commercial real estate	187,680	49,231	9,913	246,824
Commercial real estate construction	8,255	883	600	9,738
Total commercial loans	216,856	51,274	14,974	283,104
Total SBA, SBA 504 and commercial loans	$305,990	$65,717	$38,348	$410,055

	December 31, 2011
	Residential Mortgage & Consumer Loans - Performing/Nonperforming
(In thousands)	Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages	$122,012	$1,831	$123,843
Residential construction	36	2,169	2,205
Purchased residential mortgages	6,005	2,037	8,042
Total residential mortgage loans	128,053	6,037	134,090
Consumer loans
Home equity	46,676	259	46,935
Consumer other	1,503	9	1,512
Total consumer loans	$48,179	$268	$48,447
Total loans			$592,592

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

   The following tables set forth an aging analysis of past due and nonaccrual loans by loan class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual (1)	Total Past Due	Current	Total Loans
SBA loans	$4,713	$841	$355	$4,132	$10,041	$60,225	$70,266
SBA 504 loans	1,786	1,320	-	2,715	5,821	41,830	47,651
Commercial loans
Commercial other	183	2	3	1,159	1,347	21,491	22,838
Commercial real estate	5,688	2,017	923	7,444	16,072	236,021	252,093
Commercial real estate construction	-	-	-	400	400	9,530	9,930
Residential mortgage loans
Residential mortgages	3,868	-	1,884	1,886	7,638	114,441	122,079
Residential construction	-	-	-	2,169	2,169	-	2,169
Purchased residential mortgages	146	-	-	1,952	2,098	5,846	7,944
Consumer loans
Home equity	697	125	-	336	1,158	44,547	45,705
Consumer other	1	3	-	13	17	2,060	2,077
Total loans	$17,082	$4,308	$3,165	$22,206	$46,761	$535,991	$582,752

(1) At March 31, 2012, nonaccrual loans included $2.3 million of troubled debt restructurings ("TDRs") and $555 thousand of loans guaranteed by the SBA.  The remaining $21.0 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2011
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days and Still Accruing	Nonaccrual (1)	Total Past Due	Current	Total Loans
SBA loans	$881	$225	$246	$5,859	$7,211	$64,632	$71,843
SBA 504 loans	2,006	-	-	2,086	4,092	51,016	55,108
Commercial loans
Commercial other	1,158	-	192	815	2,165	24,377	26,542
Commercial real estate	2,493	3,119	949	7,104	13,665	233,159	246,824
Commercial real estate construction	-	-	-	600	600	9,138	9,738
Residential mortgage loans
Residential mortgages	3,519	1,310	-	1,831	6,660	117,183	123,843
Residential construction	-	-	36	2,169	2,205	-	2,205
Purchased residential mortgages	149	-	-	2,037	2,186	5,856	8,042
Consumer loans
Home equity	338	199	988	259	1,784	45,151	46,935
Consumer other	1	3	-	9	13	1,499	1,512
Total loans	$10,545	$4,856	$2,411	$22,769	$40,581	$552,011	$592,592

(1) At December 31, 2011, nonaccrual loans included $3.6 million of TDRs and $939 thousand of loans guaranteed by the SBA.  The remaining $17.4 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

    The following tables provide detail on the Company’s impaired loans with the associated allowance amount, if applicable, as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Outstanding Principal Balance	Specific Reserves	Net Exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$1,880	$-	$1,880
SBA 504 loans	7,073	-	7,073
Commercial loans
Commercial other	4,269	-	4,269
Commercial real estate	6,925	-	6,925
Commercial real estate construction	400	-	400
Total commercial loans	11,594	-	11,594
Total impaired loans with no related allowance	$20,547	$-	$20,547

With an allowance:
SBA loans(1)	$3,036	$975	$2,061
Commercial loans
Commercial other	115	115	-
Commercial real estate	12,581	2,791	9,790
Total commercial loans	12,696	2,906	9,790
Total impaired loans with a related allowance	$15,732	$3,881	$11,851

Total individually evaluated impaired loans:
SBA loans (1)	$4,916	$975	$3,941
SBA 504 loans	7,073	-	7,073
Commercial loans
Commercial other	4,384	115	4,269
Commercial real estate	19,506	2,791	16,715
Commercial real estate construction	400	-	400
Total commercial loans	24,290	2,906	21,384
Total individually evaluated impaired loans	$36,279	$3,881	$32,398

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	$1,886	$-	$1,886
Residential construction	2,169		2,169
Purchased mortgages	1,952	-	1,952
Total residential mortgage loans	6,007	-	6,007
Consumer loans
Home equity	336	-	336
Consumer other	13	-	13
Total consumer loans	349	-	349
Total homogeneous collectively evaluated impaired loans	$6,356	$-	$6,356

Total impaired loans	$42,635	$3,881	$38,754

(1) Balances are reduced by amount guaranteed by the Small Business Administration of $555 thousand at March 31, 2012.

	December 31, 2011
(In thousands)	Outstanding Principal Balance	Specific Reserves	Net Exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$1,553	$-	$1,553
SBA 504 loans	5,331	-	5,331
Commercial loans
Commercial other	1,725	-	1,725
Commercial real estate	6,197	-	6,197
Total commercial loans	7,922	-	7,922
Total impaired loans with no related allowance	$14,806	$-	$14,806

With an allowance:
SBA loans(1)	$4,763	$1,694	$3,069
SBA 504 loans	1,127	1	1,126
Commercial loans
Commercial other	75	75	-
Commercial real estate	11,589	2,530	9,059
Commercial real estate construction	600	149	451
Total commercial loans	12,264	2,754	9,510
Total impaired loans with a related allowance	$18,154	$4,449	$13,705

Total individually evaluated impaired loans:
SBA loans (1)	$6,316	$1,694	$4,622
SBA 504 loans	6,458	1	6,457
Commercial loans
Commercial other	1,800	75	1,725
Commercial real estate	17,786	2,530	15,256
Commercial real estate construction	600	149	451
Total commercial loans	20,186	2,754	17,432
Total individually evaluated impaired loans	$32,960	$4,449	$28,511

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	$1,831	$-	$1,831
Residential construction	2,169	-	2,169
Purchased mortgages	2,037	-	2,037
Total residential mortgage loans	6,037	-	6,037
Consumer loans
Home equity	259	-	259
Consumer Other	9	-	9
Total consumer loans	268	-	268
Total homogeneous collectively evaluated for impaired loans	$6,305	$-	$6,305

Total impaired loans	$39,265	$4,449	$34,816

(1) Balances are reduced by amount guaranteed by the SBA of $939 thousand at December 31, 2011.

    The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2012 and 2011.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  Any interest income recognized on a cash basis during the three months ended March 31, 2012 and 2011 was immaterial.  The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only.

	For the three months ended
	March 31, 2012		March 31, 2011
(In thousands)	Average Recorded Investment	Interest Income Recognized on Impaired Loans	Average Recorded Investment	Interest Income Recognized on Impaired Loans
SBA loans (1)	$5,754	$56	$6,783	$43
SBA 504 loans	6,463	70	10,255	92
Commercial loans
Commercial other	2,769	21	509	-
Commercial real estate	18,360	130	10,731	57
Commercial real estate construction	533	-	1,051	-
Residential mortgage loans
Residential mortgages	1,650	-	2,217	-
Residential construction	2,169	-	-
Purchased mortgages	2,006	-	2,143	-
Consumer loans
Home equity	285	-	228	-
Consumer other	11	-	-	-
Total	$40,000	$277	$33,917	$192

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $639 thousand and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

    TDRs of $23.3 million are included in the impaired loan numbers listed above, of which $2.3 million are in nonaccrual status.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

    The following table details loans modified during the three months ended March 31, 2012, including the number of modifications, the recorded investment at the time of the modification and the quarter-to-date impact to interest income as a result of the modification.  There were no loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended March 31, 2012.  In this case, subsequent default is defined as being transferred to nonaccrual status.

	For the three months ended March 31, 2012
(In thousands, except number of contracts)	Number of Contracts	Recorded Investment at Time of Modification	Impact of Interest Rate Change on Income
Commercial loans
Commercial other	3	$1,291	$-
Commercial real estate	3	1,856	-
Total	6	$3,147	$-

During the three months ended March 31, 2012, TDRs consisted of interest only periods; there was no principal forgiveness.  The following table shows the types of modifications done during the three months ended March 31, 2012, with the respective loan balances as of March 31, 2012:

	March 31, 2012
(In thousands)	Commercial other	Commercial real estate	Total
Type of Modification:
Interest only	$1,291	$1,856	$3,147
Total TDRs	$1,291	$1,856	$3,147

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

    The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Charge-offs	(615)	(227)	(346)	(113)	-	-	(1,301)
Recoveries	53	28	11	-	-	-	92
Net charge-offs	(562)	(199)	(335)	(113)	-	-	(1,209)
Provision for loan losses charged to expense	113	61	567	180	(9)	288	1,200
Ending balance	$3,639	$1,285	$8,361	$1,770	$527	$757	$16,339

For the three months ended March 31, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364
Charge-offs	(711)	(300)	(548)	(142)	-	-	(1,701)
Recoveries	8	-	98	4	2	-	112
Net charge-offs	(703)	(300)	(450)	(138)	2	-	(1,589)
Provision for loan losses charged to expense	759	371	1,224	258	(61)	(51)	2,500
Ending balance	$4,254	$1,622	$6,785	$1,799	$527	$288	$15,275

    The following table presents loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2012:

	March 31, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for Loan Losses ending balance:
Individually evaluated for impairment	$975	$-	$2,906	$-	$-	$-	$3,881
Collectively evaluated for impairment	2,664	1,285	5,455	1,770	527	757	12,458
Total	$3,639	$1,285	$8,361	$1,770	$527	$757	$16,339

Loan ending balances:
Individually evaluated for impairment	$4,916	$7,073	$24,290	$-	$-	$-	$36,279
Collectively evaluated for impairment	65,350	40,578	260,571	132,192	47,782	-	546,473
Total	$70,266	$47,651	$284,861	$132,192	$47,782	$-	$582,752

    The following table presents loans and their related allowance for loan losses, by portfolio segment, as of December 31, 2011:

	December 31, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for Loan Losses ending balance:
Individually evaluated for impairment	$1,694	$1	$2,754	$-	$-	$-	$4,449
Collectively evaluated for impairment	2,394	1,422	5,375	1,703	536	469	11,899
Total	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348

Loan ending balances:
Individually evaluated for impairment	$6,316	$6,458	$20,186	$-	$-	$-	$32,960
Collectively evaluated for impairment	65,527	48,650	262,918	134,090	48,447	-	559,632
Total	$71,843	$55,108	$283,104	$134,090	$48,447	$-	$592,592

Changes in Methodology:
    The Company did not make any changes to its allowance for loan losses methodology in the current period.

Unfunded Loan Commitments:
    In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At March 31, 2012, a $93 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $79 thousand commitment reserve at December 31, 2011.

Note 10.  New Accounting Pronouncements

    ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU will require companies to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The scope will include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.   The amendments are effective for interim and annual periods beginning on or after January 1, 2012.  The amendment is not expected to impact the Company's financial condition, results of operations or cash flows.

    ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  In September 2011, the FAS issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows companies to use a qualitative approach to test goodwill for impairment.  An entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The amendment is not expected to impact the Company's financial condition, results of operations or cash flows.

    ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04, with the intent of converging U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities are required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. The Company adopted this amendment effective March 31, 2012 with no impact to the Company’s fair value measurements, financial condition, results of operations or cash flows.

    ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued ASU No. 2011-03, which amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor is longer relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements are treated as secured financings rather than sales. The Company adopted this amendment effective March 31, 2012, however, since all repurchase agreements entered into by the Company are deemed secured financing transactions, this amendment did not impact the Company's financial condition, results of operations or cash flows.

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2011 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest-rate spread or other income anticipated from operations and investments.

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

Earnings Summary

Net income available to common shareholders totaled $509 thousand, or $0.07 per diluted share for the quarter ended March 31, 2012, compared to a net loss attributable to common shareholders of $164 thousand, or $0.02 per diluted share for the same period a year ago.  The continued improvement in our operating results is the result of our strategic initiatives, including a reduction in the portfolio of loans outside our footprint, expansion of our in-market business relationships and further reduction of our cost of funds.  Net interest income has been impacted by the sustained low interest rate environment, which the Federal Open Market Committee (“FOMC”) forecasts will continue into 2014.  This rate environment has resulted in a tighter net interest margin as our earning assets continue to re-price at lower rates.  Partially offsetting these declines are lower funding costs.  However, as the Bank has been steadily reducing rates on its deposit products, the reduction in yield on earning assets is anticipated to exceed the benefits of further declines in the cost of funds.

The Company's accomplishments during the first quarter of 2012 include the following:

•	Noninterest income increased 36.7 percent over the same period in the prior year, due to increased gains on mortgage and SBA loan sales,
•	Core deposits, which exclude time deposits, increased $8.6 million during the quarter, improving our deposit mix,
•	Shareholders' equity increased $444 thousand from year-end 2011, primarily due to the increase in net income,
•	Nonperforming assets decreased $2.0 million during the quarter, and
•	The Company remains well-capitalized.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2012	2011
Net income (loss) per common share - Basic (1)	$0.07	$(0.02)
Net income (loss) per common share - Diluted (1)	$0.07	$(0.02)
Return on average assets	0.45%	0.11%
Return (loss) on average common equity (2)	3.81%	(1.31)%
Efficiency ratio	71.80%	71.56%

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

    Our net interest income has been adversely impacted by the sustained low interest rate environment, which the Federal Open Market Committee (“FOMC”) forecasts will continue into 2014.  This rate environment has resulted in a tighter net interest margin as our earning assets continue to re-price at lower rates.  Partially offsetting these declines are lower funding costs, however the reduction in yield on earning assets is anticipated to exceed the benefits of further declines in the cost of funds.

During the three months ended March 31, 2012, tax-equivalent interest income decreased $1.2 million or 11.4 percent to $9.1 million when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets and a shift in the mix of earning assets as average loans decreased and Federal funds sold and interest-bearing deposits increased:

•
Of the $1.2 million decrease in interest income on a tax-equivalent basis, $777 thousand was attributed to reduced yields on average interest-earning assets and $392 thousand was attributable to the decrease in volume of average interest-earning assets.

•
The average volume of interest-earning assets decreased $697 thousand to $777.4 million for the first quarter of 2012 compared to $778.1 million for the same period in 2011. This was due primarily to a $27.9 million decrease in average loans, a $4.1 million decrease in average investment securities, and a $118 thousand decrease in Federal Home Loan Bank stock, partially offset by a $31.4 million increase in Federal funds sold and interest-bearing deposits.

•
The yield on interest-earning assets decreased 63 basis points to 4.71 percent for the three months ended March 31, 2012 when compared to the same period in 2011, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.

Total interest expense was $2.3 million for the three months ended March 31, 2012, a decrease of $517 thousand or 18.7 percent compared to the same period in 2011.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

•
Of the $517 thousand decrease in interest expense, $409 thousand was attributed to a decrease in the rates paid on interest-bearing liabilities and $108 thousand was due to the decrease in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $639.7 million for the first quarter of 2012, a decrease of $18.7 million or 2.8 percent, compared to the first quarter of 2011.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and average savings deposits, partially offset by an increase in interest-bearing demand deposits.

•
The average cost of interest-bearing liabilities decreased 29 basis points to 1.41 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 27 basis points to 1.03 percent for the first quarter of 2012 and the cost of borrowed funds and subordinated debentures decreased 50 basis points to 3.70 percent.

•	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the quarter ended March 31, 2012, tax-equivalent net interest income amounted to $6.9 million, a decrease of $652 thousand or 8.7 percent when compared to the same period in 2011.  Net interest margin decreased 36 basis points to 3.56 percent for the quarter ended March 31, 2012, compared to 3.92 percent for the same period in 2011.  The net interest spread was 3.30 percent for the first quarter of 2012, a 34 basis point decrease from 3.64 for the same period in 2011.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands - interest amounts and interest rates/yields on a fully tax-equivalent basis)
For the three months ended March 31,	2012			2011
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS

Interest-earning assets:
Federal funds sold and interest-bearing deposits	$64,660	$32	0.20%	$33,252	$11	0.13%
Federal Home Loan Bank stock	4,088	51	5.02	4,206	66	6.36
Securities:
Available for sale	102,101	782	3.06	105,027	912	3.47
Held to maturity	18,374	180	3.92	19,516	292	5.98
Total securities (A)	120,475	962	3.19	124,543	1,204	3.87
Loans, net of unearned discount:
SBA	71,760	924	5.15	85,861	1,236	5.76
SBA 504	51,710	759	5.90	61,998	955	6.25
Commercial	284,237	4,183	5.92	282,605	4,306	6.18
Residential mortgage	132,824	1,655	4.98	130,745	1,831	5.60
Consumer	47,608	560	4.73	54,849	686	5.07
Total loans (B)	588,139	8,081	5.52	616,058	9,014	5.91
Total interest-earning assets	$777,362	$9,126	4.71%	$778,059	$10,295	5.34%
Noninterest-earning assets:
Cash and due from banks	15,949			17,764
Allowance for loan losses	(16,788)			(15,054)
Other assets	40,287			39,767
Total noninterest-earning assets	39,448			42,477
Total Assets	$816,810			$820,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$108,988	$136	0.50%	$103,550	$139	0.54%
Savings deposits	283,261	354	0.50	289,805	581	0.81
Time deposits	156,999	913	2.34	174,620	1,097	2.55
Total interest-bearing deposits	549,248	1,403	1.03	567,975	1,817	1.30
Borrowed funds and subordinated debentures	90,465	847	3.70	90,465	950	4.20
Total interest-bearing liabilities	$639,713	$2,250	1.41%	$658,440	$2,767	1.70%
Noninterest-bearing liabilities:
Demand deposits	100,496			88,797
Other liabilities	3,249			3,530
Total noninterest-bearing liabilities	103,745			92,327
Shareholders’ equity	73,352			69,769
Total Liabilities and Shareholders’ Equity	$816,810			$820,536
Net interest spread		$6,876	3.30%		$7,528	3.64%
Tax-equivalent basis adjustment		(68)			(53)
Net interest income		$6,808			$7,475
Net interest margin			3.56%			3.92%

(A)
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

	Three months ended March 31, 2012 versus March 31, 2011
	Increase (Decrease) Due to Change in
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest Income:
Federal funds sold and interest-bearing deposits	$13	$8	$21
Federal Home Loan Bank stock	(2)	(13)	(15)
Investment securities	(40)	(202)	(242)
Net loans	(363)	(570)	(933)
Total interest income	$(392)	$(777)	$(1,169)
Interest Expense:
Interest-bearing demand deposits	$7	$(10)	$(3)
Savings deposits	(13)	(214)	(227)
Time deposits	(102)	(82)	(184)
Total deposits	(108)	(306)	(414)
Borrowed funds and subordinated debentures	-	(103)	(103)
Total interest expense	(108)	(409)	(517)
Net interest income – fully tax-equivalent	$(284)	$(368)	$(652)
Increase in tax-equivalent adjustment			(15)
Net interest income			$(667)

Provision for Loan Losses

The provision for loan losses totaled $1.2 million for the three months ended March 31, 2012, compared to $2.5 million for the three months ended March 31, 2011.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and mortgage loans and BOLI income.  For the three months ended March 31, 2012, noninterest income amounted to $1.7 million, an increase of $460 thousand from the prior year period.  The increase during the three month-period was primarily due to increased gains on the sale of mortgage loans and securities.

The following table shows the components of noninterest income for the three three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(In thousands)	2012	2011
Branch fee income	$386	$344
Service and loan fee income	302	243
Gain on sale of SBA loans held for sale, net	157	111
Gain on sale of mortgage loans, net	411	169
BOLI income	73	73
Net security gains	224	125
Other income	162	190
Total noninterest income	$1,715	$1,255

Changes in our noninterest income for the three months ended March 31, 2012 versus the three months ended March 31, 2011 reflect:

•	Branch fee income, which consists of deposit service charges and overdraft fees, increased 12.2 percent as increased overdraft activity offset reduced deposit account service charges.
•	Service and loan fee income increased $59 thousand due to higher servicing fee income, partially offset by reduced payoff charges and other processing fees.
•	Gains on SBA loan sales amounted to $157 thousand on $1.9 million in sales and $111 thousand on $1.2 million in sales for the three months ended March 31, 2012 and 2011, respectively.
•
Gains on the sale of mortgage loans amounted to $411 thousand, an increase of $242 thousand.  This increase is directly related to the volume of mortgage loans originated and sold.  Sales of mortgage loans totaled $21.2 million and $9.7 million for the three months ended March 31, 2012 and 2011, respectively.

•	The increase in the cash surrender value of BOLI remained flat at $73 thousand.
•	Net realized gains on the sale of securities amounted to $224 thousand and $125 thousand, respectively. For additional information, see Note 7 - Securities.
•	Other income decreased $28 thousand when compared to the same period in the prior year.

Noninterest Expense
Total noninterest expense was $6.0 million for the first quarter of 2012, a decrease of $199 thousand or 3.2 percent from the same period a year go.  This decrease was due primarily to FDIC deposit insurance savings and reduced occupancy expenses.

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(In thousands)	2012	2011
Compensation and benefits	$3,182	$3,057
Occupancy	609	720
Processing and communications	534	507
Furniture and equipment	362	384
Professional services	190	202
Loan collection costs	180	224
OREO expenses	124	222
Deposit insurance	171	319
Advertising	146	118
Other expenses	461	405
Total noninterest expense	$5,959	$6,158

Changes in noninterest expense for the three months ended March 31, 2012 versus the three months ended March 31, 2011 reflect:
•
Compensation and benefits expense, the largest component of noninterest expense, increased $125 thousand, due to higher payroll expenses, mortgage origination commissions and equity compensation related costs.

•	Occupancy expense decreased $111 thousand, as the mild winter resulted in lower snow removal costs and prior year branch closures resulted in lower rental and leasehold depreciation expenses.
•	Processing and communications expenses increased $27 thousand. The increase was primarily due to increased ATM charges for card ordering.
•
Furniture and equipment expense decreased $22 thousand.  This decrease was primarily due to lower depreciation expenses as a result of lower capital expenditures, partially offset by losses on the disposal of furniture and equipment.

•	Professional service fees decreased $12 thousand. This decrease was primarily due to lower expenses accrued for supervisory exams and legal fees.
•	Loan collection costs decreased $44 thousand, due to lower loan legal, forced placed insurance and other collection related expenses.
•	OREO expenses decreased $98 thousand, due to lower maintenance, utility and legal related expenses, partially offset by losses on the sale of OREO properties.
•
Deposit insurance expense decreased $148 thousand.  Effective April 1, 2011, the FDIC modified its assessment calculation method from a deposits-based method to an assets-based method.  This resulted in a significantly lower assessment for the Company.

•	Advertising expense increased $28 thousand. This increase is primarily due to heightened promotions related to the Company's opening of the new Washington branch and other increased marketing efforts.
•	Other expenses increased $56 thousand, primarily due to an increased reserve for outstanding loan commitments, and higher NJ sales tax and insurance premiums.

 Income Tax Expense

    For the quarter ended March 31, 2012, the Company reported income tax expense of $459 thousand for an effective tax rate of 33.7 percent, compared to an income tax benefit of $148 thousand in the prior year’s quarter.

Financial Condition at March 31, 2012

Total assets decreased $648 thousand or 0.1 percent, to $810.2 million at March 31, 2012, compared to $810.8 million at December 31, 2011. This decrease was partially due to a decrease of $10.8 million in cash and cash equivalents, and a decrease of $9.8 million in total loans, partially offset by a $20.5 million increase in securities.  Total deposits decreased $870 thousand and there were no changes to borrowed funds and subordinated debentures.  Total shareholders’ equity increased $444 thousand over year-end 2011.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, trust preferred securities, corporate securities, asset-backed securities and equity securities.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of state and political subdivisions and mortgage-backed securities.

AFS securities totaled $110.2 million at March 31, 2012, an increase of $21.4 million or 24.1 percent, compared to $88.8 million at December 31, 2011.  This net increase was the result of the following:

•	$32.1 million in purchases of mortgage-backed securities, collateralized mortgage obligations ("CMOs") and asset-backed securities,
•	$7.4 million in principal payments, maturities and called bonds,
•	$2.6 million in sales net of realized gains, which consisted primarily of municipal securities,
•	$181 thousand in net amortization of premiums, and
•	$548 thousand of depreciation in the market value of the portfolio. At March 31, 2012, the portfolio had a net unrealized gain of $1.4 million compared to a net unrealized gain of $1.9 million at December 31, 2011. These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The average balance of AFS securities amounted to $102.1 million for the three months ended March 31, 2012, compared to $105.0 million for the same period in 2011. The average yield earned on the AFS portfolio decreased 41 basis points, to 3.06 percent for the three months ended March 31, 2012, from 3.47 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 2.9 years at March 31, 2012 and 2.4 years at December 31, 2011.

HTM securities were $17.9 million at March 31, 2012, a decrease of $891 thousand or 4.7 percent, from year-end 2011.  This net decrease was the result of:

•	$855 thousand in principal payments, maturities and called bonds
•	$36 thousand in net accretion of discounts.

    As of March 31, 2012 and December 31, 2011, the fair value of HTM securities was $18.9 million and $19.9 million, respectively. The average balance of HTM securities amounted to $18.4 million for the three months ended March 31, 2012, compared to $19.5 million for the same period in 2011. The average yield earned on HTM securities decreased 206 basis points, to 3.92 percent for the three months ended March 31, 2012, from 5.98 percent for the same period in 2011. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 4.98 years and 5.24 years at March 31, 2012 and December 31, 2011, respectively.

Securities with a carrying value of $68.2 million and $81.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 85 percent of the total investment portfolio had a fixed rate of interest at March 31, 2012.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans decreased $9.8 million or 1.7 percent to $582.8 million at March 31, 2012, compared to $592.6 million at year-end 2011. The decline occurred in all loan types except commercial loans as a direct result of the economic downturn, low consumer and business confidence levels, and reduced loan demand.  Creditworthy borrowers are cutting back on capital expenditures or postponing their purchases in hopes that the economy will improve.  In general, banks are lending less because consumers and businesses are demanding less credit.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In thousands)	Amount	% of Total	Amount	% of Total
SBA held for sale	$8,015	1.4%	$7,668	1.3%
SBA held to maturity	62,251	10.7	64,175	10.8
SBA 504	47,651	8.2	55,108	9.3
Commercial	284,861	48.8	283,104	47.8
Residential mortgage	132,192	22.7	134,090	22.6
Consumer	47,782	8.2	48,447	8.2
Total loans	$582,752	100.0%	$592,592	100.0%

Average loans decreased $27.9 million or 4.5 percent from $616.1 million for the three months ended March 31, 2011, to $588.1 million for the same period in 2012.  The decrease in average loans was due to declines in all portfolio types except commercial and residential mortgage loans.  The yield on the overall loan portfolio fell 39 basis points to 5.52 percent for the three months ended March 31, 2012, compared to 5.91 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

SBA 7(a)  loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  These loans are made for the purposes of providing working capital, financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the Company's market place.  Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee.  The deficiency may be a higher loan to value (“LTV’) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees.  In addition, many SBA 7(a) loans are for start up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $8.0 million at March 31, 2012, an increase of $347 thousand from $7.7 million at December 31, 2011.  SBA 7(a) loans held to maturity amounted to $62.3 million at March 31, 2012, a decrease of $1.9 million from $64.2 million at December 31, 2011. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.15 percent for the three months ended March 31, 2012, compared to 5.76 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent.  The guarantee percentage is determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The table below details the loan balances and their respective guarantee percentages as of March 31, 2012 and December 31, 2011.  The balances represent the Company's portion of SBA loans originated, reduced by the amount sold into the secondary market.  The Company serviced $124.6 million and $128.7 million in SBA loans at March 31, 2012 and December 31, 2011, respectively, which have been sold in the secondary market and are not included in the balances in the following table.

	March 31, 2012			December 31, 2011
(In thousands)	SBA held for sale	SBA held to maturity	Total	SBA held for sale	SBA held to maturity	Total
< 75% Guarantee	$100	$6,007	$6,107	$100	$6,373	$6,473
75% Guarantee	6,606	52,730	59,336	6,074	54,150	60,224
> 75% Guarantee	1,309	3,514	4,823	1,494	3,652	5,146
Total	$8,015	$62,251	$70,266	$7,668	$64,175	$71,843

There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries.  Charge-offs taken on SBA 7(a) loans represent the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

At March 31, 2012, SBA 504 loans totaled $47.7 million, a decrease of $7.5 million from $55.1 million at December 31, 2011. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  The yield on SBA 504 loans fell 35 basis points to 5.90 percent for the three months ended March 31, 2012 from 6.25 percent for the three months ended March 31, 2011, due primarily to paydowns on higher yielding SBA 504 loans.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $284.9 million at March 31, 2012, an increase of $1.8 million from year-end 2011. The yield on commercial loans was 5.92 percent for the three months ended March 31, 2012, compared to 6.18 percent for the three months ended March 31, 2011 due to the low rate environment.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $132.2 million at March 31, 2012, a decrease of $1.9 million from year-end 2011.  New loan volume during the three months ended March 31, 2012 was offset by the sale of mortgage loans totaling $21.2 million.  The yield on residential mortgages was 4.98 percent for the three months ended March 31, 2012, compared to 5.60 percent for the same period in 2011.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $47.8 million at March 31, 2012, a decrease of $665 thousand from December 31, 2011.  The yield on consumer loans was 4.73 percent for the three months ended March 31, 2012, compared to 5.07 percent for the same period in 2011.

There are no concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio. There are no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk.  Interest-only loans, loans with high LTV ratios, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products.  However, these products are not material to the Company’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.  Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio.  The Company does not have any option adjustable rate mortgage loans.

The majority of the Company’s loans are secured by real estate.  The declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  Specifically, as of March 31, 2012, 88 percent of SBA 7(a) loans are secured by commercial or residential real estate and 12 percent by other non-real estate collateral.  Commercial real estate secures all SBA 504 loans.  Approximately 96 percent of consumer loans are secured by owner-occupied residential real estate, with the other 4 percent secured by automobiles or other.  The detailed allocation of the Company’s commercial loan portfolio collateral as of March 31, 2012 is shown in the table below:

	March 31, 2012		December 31, 2011
(In thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate – owner occupied	$149,851	52.7%	$137,963	48.7%
Commercial real estate – investment property	106,323	37.3	117,454	41.5
Undeveloped land	15,793	5.5	15,513	5.5
Other non-real estate collateral	12,894	4.5	12,174	4.3
Total commercial loans	$284,861	100.0%	$283,104	100.0%

Troubled Debt Restructurings

    Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, as well as for loans modified as TDRs that subsequently default on their modified terms.

    At March 31, 2012, there were twenty-eight loans totaling $23.3 million that were classified as TDRs by the Company and are deemed impaired, compared to twenty-four such loans totaling $21.1 million at December 31, 2011 and eighteen such loans totaling $20.1 million at March 31, 2011.  Nonperforming loans included $2.3 million of TDRs as of March 31, 2012, compared to $3.6 million and $2.9 million at December 31, 2011 and March 31, 2011, respectively.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans. The following table presents a breakdown of performing and nonperforming TDRs by class as of March 31, 2012:

	March 31, 2012			December 31, 2011
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Troubled Debt Restructurings:
SBA	$1,340	$76	$1,416	$1,398	$80	$1,478
SBA 504	4,358	927	5,285	4,371	1,754	6,125
Commercial other	3,225	-	3,225	985	-	985
Commercial real estate	12,062	1,284	13,346	10,682	1,811	12,493
Total TDRs	$20,985	$2,287	$23,272	$17,436	$3,645	$21,081

    Through March 31, 2012, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through March 31, 2012:

(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of Modification:
Interest only	$446	$-	$2,240	$2,522	$5,208
Principal only	25	-	-	-	25
Reduced interest rate	52	-	-	1,284	1,336
Interest only with reduced interest rate	-	927	985	5,512	7,424
Interest only with nominal principal	418	3,038	-	1,138	4,594
Extended maturity with reduced interest rate	-	-	-	2,890	2,890
Previously modified back to original terms	475	1,320	-	-	1,795
Total TDRs	1,416	5,285	3,225	13,346	23,272

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

    The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods presented:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonperforming by category:
SBA (1)	$4,132	$5,859	$9,057
SBA 504	2,715	2,086	4,300
Commercial	9,003	8,519	5,751
Residential mortgage	6,007	6,037	4,409
Consumer	349	268	406
Total nonperforming loans (2)	$22,206	$22,769	$23,923
OREO	1,625	3,032	2,602
Total nonperforming assets	$23,831	$25,801	$26,525
Past due 90 days or more and still accruing interest:
SBA	$355	$246	$299
SBA 504	-	-	1,339
Commercial	926	1,141	1,124
Residential mortgage	1,884	36	1,486
Consumer	-	988	-
Total past due 90 days or more and still accruing interest	$3,165	$2,411	$4,248
Nonperforming loans to total loans	3.81%	3.84%	3.89%
Nonperforming loans and TDRs to total loans (3)	7.41	6.78	6.69
Nonperforming assets to total loans and OREO	4.08	4.33	4.30
Nonperforming assets to total assets	2.94	3.18	3.23
(1) Guaranteed SBA loans included above	$555	$939	$3,355
(2) Nonperforming TDRs included above	2,287	3,645	2,917
(3) Performing TDRs included above	20,985	17,436	17,169

    The current state of the economy impacts the Company’s level of delinquent and nonperforming loans by putting a strain on the Company’s borrowers and their ability to pay their loan obligations.  Unemployment rates continue to be at elevated levels and businesses are reluctant to hire.  Consequently, the Company’s nonperforming loans remain at an elevated level.

    Nonperforming loans were $22.2 million at March 31, 2012, a $563 thousand decrease from $22.8 million at year-end 2011 and a $1.7 million decrease from $23.9 million at March 31, 2011.  Since year-end 2011, nonperforming loans in the SBA and residential mortgage segments decreased, partially offset by an increase in the SBA 504, commercial and consumer segments.  Included in nonperforming loans at March 31, 2012 are approximately $555 thousand of loans guaranteed by the SBA, compared to $939 thousand at December 31, 2011 and $3.4 million at March 31, 2011.  In addition, there were $3.2 million, $2.4 million, and $4.2 million in loans past due 90 days or more and still accruing interest at March 31, 2012, December 31, 2011,  and March 31, 2011, respectively.

    Other real estate owned (“OREO”) properties totaled $1.6 million at March 31, 2012, a decrease of $1.4 million from $3.0 million at year-end 2011 and a $977 thousand decrease from $2.6 million at March 31, 2011.  During the three months ended March 31, 2012, the Company took title to three properties totaling $350 thousand and recorded valuation adjustments of $40 thousand on two OREO properties.  The Company sold four OREO properties, resulting in a net loss of $117 thousand on the sales.

   The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $6.3 million at March 31, 2012, an increase of $643 thousand from $5.7 million at December 31, 2011.  The increase is due to the addition of five loans totaling $3.1 million during the quarter, partially offset by the removal of five loans totaling $2.5 million.

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

Beginning in 2011, the Company significantly increased its loan loss provision in response to the inherent credit risk within its loan portfolio and changes to some of the environmental factors noted above.  The inherent credit risk was evidenced by the increase in delinquent and nonperforming loans in recent quarters, as the downturn in the economy impacted borrowers’ ability to pay and factors, such as a weakened housing market, eroded the value of underlying collateral.  In addition, net charge-offs are higher than normal, as the Company is proactively addressing these issues.

The allowance for loan losses totaled $16.3 million, $16.3 million, and $15.3 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively, with resulting allowance to total loan ratios of 2.80 percent, 2.76 percent, and 2.49 percent, respectively.  Net charge-offs amounted to $1.2 million for the three months ended March 31, 2012, compared to $1.6 million for the same period in 2011.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands)	2012	2011
Balance, beginning of period	$16,348	$14,364
Provision charged to expense	1,200	2,500
Charge-offs:
SBA	615	711
SBA 504	227	300
Commercial	346	548
Residential mortgage	113	142
Consumer	-	-
Total charge-offs	1,301	1,701
Recoveries:
SBA	53	8
SBA 504	28	-
Commercial	11	98
Residential mortgage	-	4
Consumer	-	2
Total recoveries	92	112
Total net charge-offs	$1,209	$1,589
Balance, end of period	$16,339	$15,275
Selected loan quality ratios:
Net charge-offs to average loans:
SBA	3.15%	3.32%
SBA 504	1.55	1.96
Commercial	0.47	0.65
Residential mortgage	0.34	0.43
Consumer	-	(0.01)
Total loans	0.83	1.05
Allowance to total loans	2.80	2.49
Allowance to nonperforming loans	73.58	63.85

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At March 31, 2012, a $93 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $79 thousand commitment reserve at December 31, 2011.

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

Total deposits decreased $870 thousand to $643.1 million at March 31, 2012, from $644.0 million at December 31, 2011.  This decrease in deposits was due to decreases of $9.5 million and $1.7 million in time deposits and interest-bearing demand deposits, respectively, partially offset by increases of $7.4 million and $2.9 million in noninterest-bearing demand deposits and savings deposits, respectively.  The decline in time deposits was due to the planned run off of a maturing high rate promotion done at the end of 2008 to bolster liquidity.  The increase in noninterest-bearing and savings deposits was a result of new sales initiatives and efforts by branch personnel to bring in deposit relationships.

The mix of deposits at March 31, 2012 remained relatively unchanged when compared to December 31, 2011.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both March 31, 2012 and December 31, 2011 and are broken down in the following table:

(In thousands)	March 31, 2012	December 31, 2011
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At March 31, 2012, the Company had $57.7 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2012, is a decline of 0.93 percent in a rising-rate environment and a decline of 0.91 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2012 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2011, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.40 percent in a rising-rate environment and a decline of 1.38 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At March 31, 2012, the balance of cash and cash equivalents was $71.8 million, a decrease of $10.8 million from December 31, 2011.

Net cash provided by operating activities totaled $2.4 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of SBA and mortgage loans held for sale.

Net cash used by investing activities amounted to $12.1 million for the three months ended March 31, 2012, compared to net cash provided by investing activities amounting to $6.4 million for the three months ended March 31, 2011.  The cash used by investing activities was primarily a result of the purchase of securities and equipment, partially offset by maturities and paydowns on securities, a net decrease in loans and proceeds from the sale of securities and OREO.

Net cash used by financing activities amounted to $1.1 million for the three months ended March 31, 2012, compared to net cash provided by financing activity amounting to $1.7 million for the three months ended March 31, 2011.  The cash used by financing activities was primarily due to dividends paid on preferred stock and a decrease in the Company’s deposit base, partially offset by proceeds from the exercise of stock options.

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

At March 31, 2012, the Parent Company had $3.3 million in cash and $95 thousand in marketable securities valued at fair market value compared to $3.5 million in cash and $88 thousand in marketable securities at December 31, 2011.  The decrease in cash at the Parent Company was primarily due to the payment of dividends on preferred stock.

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

Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of both March 31, 2012 and December 31, 2011.  At March 31, 2012, $57.7 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $110.1 million and $8.0 million, respectively, at March 31, 2012.

As of March 31, 2012, deposits included $48.4 million of Government deposits, as compared to $54.6 million at year-end 2011. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $44.9 million of deposits from seven municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $92.9 million to its borrowers as of March 31, 2012, compared to $79.4 million at December 31, 2011.  At March 31, 2012, $45.7 million of these commitments expire within one year, compared to $37.4 million at December 31, 2011.  At March 31, 2012, the Company had $1.3 million in standby letters of credit compared to $1.8 million at December 31, 2011, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

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

    The Company’s capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Leverage ratio	$86,833	10.67%	≥ $ 32,538	4.00%	N/A	N/A
Tier I risk-based capital ratio	86,833	14.44	24,045	4.00	N/A	N/A
Total risk-based capital ratio	94,457	15.71	48,091	8.00	N/A	N/A
As of December 31, 2011
Leverage ratio	$86,077	10.44%	≥ $ 32,979	4.00%	N/A	N/A
Tier I risk-based capital ratio	86,077	14.33	24,027	4.00	N/A	N/A
Total risk-based capital ratio	93,696	15.60	48,055	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Leverage ratio	$75,140	9.24%	≥ $ 32,513	4.00%	≥ $ 40,641	5.00%
Tier I risk-based capital ratio	75,140	12.51	24,022	4.00	36,033	6.00
Total risk-based capital ratio	91,257	15.20	48,043	8.00	60,054	10.00
As of December 31, 2011
Leverage ratio	$74,191	9.01%	≥ $ 32,953	4.00%	≥ $ 41,192	5.00%
Tier I risk-based capital ratio	74,191	12.36	24,003	4.00	36,004	6.00
Total risk-based capital ratio	90,302	15.05	48,006	8.00	60,007	10.00

Shareholders’ Equity

 Shareholders’ equity increased $444 thousand to $74.0 million at March 31, 2012 compared to $73.6 million at December 31, 2011, due to net income of $905 thousand and $100 thousand from the issuance of common stock under employee benefit plans, partially offset by $303 thousand depreciation in the net unrealized gains on available for sale securities and cash flow hedge derivatives and $258 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the three months ended March 31, 2012 or 2011.  The Company is currently preserving capital and may resume paying dividends when earnings and credit quality improve.

    The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of March 31, 2012, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when and if it is reinstated.  There were no shares repurchased during the three month periods ended March 31, 2012 or 2011.

Derivative Financial Instruments

The Company may use stand alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s balance sheet as other assets or other liabilities.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, may hedge a portion of its variable-rate interest payments. To meet this objective, management has historically entered into interest rate swap agreements whereby the Company received variable interest rate payments and made fixed interest rate payments during the contract period.

    The Company was not a party to any interest rate swap agreements as of March 31, 2012, as the remaining interest rate swap agreement with a notional amount of $5.0 million expired during the first quarter of 2012.  At December 31, 2011, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

(In thousands, except percentages and years)	December 31, 2011
Notional amount	$5,000
Weighted average pay rate	3.94%
Weighted average receive rate (three-month LIBOR)	0.32%
Weighted average maturity in years	0.25
Unrealized loss relating to interest rate swaps	$(43)

The previous agreements provided for the Company to receive payments at a variable rate determined by a specific index (three-month LIBOR) in exchange for making payments at a fixed rate.

At December 31, 2011, the net unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The net spread between the fixed rate of interest which is paid and the variable interest received is classified in interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

    During 2012, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4.   Controls and Procedures

(a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Item 1.A.        Risk Factors

 Information regarding this item as of March 31, 2012 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Mine Safety Disclosures - N/A

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

UNITY BANCORP, INC.

Dated: May 11, 2012	/s/ Alan J. Bedner, Jr.
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