Form 10-Q
period 2012-06-30
UNITY BANCORP INC /NJ/
filed 2012-08-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Yes x            No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer (as defined in Exchange Act Rule 12b-2):

Large accelerated filer o   Accelerated filer o   Nonaccelerated filer o   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:

Yes o            No x

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2012 common stock, no par value: 7,460,572 shares outstanding

PART I                        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1                        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$18,600	$17,688	$12,915
Federal funds sold and interest-bearing deposits	19,235	64,886	33,367
Cash and cash equivalents	37,835	82,574	46,282
Securities:
Securities available for sale	97,965	88,765	101,872
Securities held to maturity (fair value of $18,301, $19,879 and $13,855, respectively)	16,881	18,771	13,316
Total securities	114,846	107,536	115,188
Loans:
SBA loans held for sale	6,087	7,668	13,753
SBA loans held to maturity	60,382	64,175	71,429
SBA 504 loans	45,247	55,108	55,810
Commercial loans	310,331	283,104	287,785
Residential mortgage loans	136,514	134,090	134,782
Consumer loans	46,340	48,447	51,546
Total loans	604,901	592,592	615,105
Allowance for loan losses	(16,284)	(16,348)	(16,018)
Net loans	588,617	576,244	599,087

Premises and equipment, net	12,146	11,350	10,650
Bank owned life insurance ("BOLI")	9,253	9,107	8,959
Deferred tax assets	6,977	6,878	6,756
Federal Home Loan Bank stock	3,989	4,088	4,088
Accrued interest receivable	3,415	3,703	3,692
Other real estate owned ("OREO")	2,355	3,032	2,722
Prepaid FDIC Insurance	2,230	2,545	2,720
Goodwill and other intangibles	1,522	1,530	1,537
Other assets	1,926	2,259	4,482

Total assets	$785,111	$810,846	$806,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$107,497	$101,193	$94,547
Interest-bearing demand deposits	101,420	104,749	93,730
Savings deposits	273,395	278,603	285,651
Time deposits, under $100,000	83,138	102,809	106,880
Time deposits, $100,000 and over	50,993	56,617	60,359
Total deposits	616,443	643,971	641,167

Borrowed funds	75,000	75,000	75,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	470	523	570
Accrued expenses and other liabilities	2,832	2,329	1,754
Total liabilities	710,210	737,288	733,956
Commitments and contingencies	-	-	-
Shareholders' equity:
Cumulative perpetual preferred stock	19,824	19,545	19,278
Common stock	53,917	53,746	53,590
Retained earnings (deficit)	231	(854)	(1,757)
Accumulated other comprehensive income	929	1,121	1,096
Total shareholders' equity	74,901	73,558	72,207

Total liabilities and shareholders' equity	$785,111	$810,846	$806,163

Preferred shares	21	21	21
Issued common shares	7,461	7,459	7,412
Outstanding common shares	7,461	7,459	7,412

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$11	$9	$43	$20
Federal Home Loan Bank stock	44	35	95	101
Securities:
Available for sale	690	891	1,410	1,754
Held to maturity	163	180	336	468
Total securities	853	1,071	1,746	2,222
Loans:
SBA loans	846	1,191	1,770	2,427
SBA 504 loans	691	834	1,451	1,789
Commercial loans	4,216	4,581	8,397	8,887
Residential mortgage loans	1,582	1,846	3,237	3,677
Consumer loans	529	629	1,089	1,315
Total loans	7,864	9,081	15,944	18,095
Total interest income	8,772	10,196	17,828	20,438
INTEREST EXPENSE
Interest-bearing demand deposits	123	143	259	283
Savings deposits	287	584	641	1,165
Time deposits	689	1,045	1,603	2,140
Borrowed funds and subordinated debentures	816	953	1,662	1,904
Total interest expense	1,915	2,725	4,165	5,492
Net interest income	6,857	7,471	13,663	14,946
Provision for loan losses	1,000	1,750	2,200	4,250
Net interest income after provision for loan losses	5,857	5,721	11,463	10,696
NONINTEREST INCOME
Branch fee income	362	337	748	680
Service and loan fee income	287	384	588	627
Gain on sale of SBA loans held for sale, net	223	399	381	510
Gain on sale of mortgage loans, net	453	87	864	256
BOLI income	73	74	146	147
Net security gains (losses)	283	(39)	507	87
Other income	160	205	322	395
Total noninterest income	1,841	1,447	3,556	2,702
NONINTEREST EXPENSE
Compensation and benefits	3,133	2,880	6,315	5,937
Occupancy	740	827	1,348	1,546
Processing and communications	553	537	1,087	1,044
Furniture and equipment	355	410	717	794
Professional services	211	192	402	394
Loan collection costs	91	201	271	425
OREO expenses	237	223	362	445
Deposit insurance	168	282	339	601
Advertising	302	205	448	323
Other expenses	414	490	872	897
Total noninterest expense	6,204	6,247	12,161	12,406
Income before provision for income taxes	1,494	921	2,858	992
Provision for income taxes	518	277	977	129
Net income	976	644	1,881	863
Preferred stock dividends and discount accretion	401	395	797	778
Income available to common shareholders	$575	$249	$1,084	$85

Net income per common share - Basic	$0.08	$0.03	$0.15	$0.01
Net income per common share - Diluted	$0.07	$0.03	$0.14	$0.01

Weighted average common shares outstanding - Basic	7,462	7,271	7,461	7,245
Weighted average common shares outstanding - Diluted	7,784	7,710	7,788	7,688

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$976	$644	$1,881	$863
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	299	643	119	918
Less: Reclassification adjustment for gains included in net income	188	20	337	103
Total unrealized gains (losses) on securities	111	623	(218)	815
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	-	74	26	158
Total other comprehensive income (loss)	111	697	(192)	973
Total comprehensive income	$1,087	$1,341	$1,689	$1,836

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2012 and 2011

(Unaudited)

		Common stock		Retained	Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	earnings (deficit)	comprehensive income	shareholders' equity
Balance, December 31, 2011	$19,545	7,459	$53,746	$(854)	$1,121	$73,558
Net income				1,881		1,881
Unrealized holding losses on securities and cash flow hedge derivatives					(192)	(192)
Accretion of discount on preferred stock	279			(279)		-
Dividends on preferred stock (5% annually)				(517)		(517)
Common stock issued and related tax effects (1)		2	171			171
Balance, June 30, 2012	$19,824	7,461	$53,917	$231	$929	$74,901

		Common stock				Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Accumulated deficit	Treasury stock	comprehensive income	shareholders' equity
Balance, December 31, 2010	$19,019	7,211	$55,884	$(772)	$(4,169)	$123	$70,085
Net income				863			863
Unrealized holding gains on securities and cash flow hedge derivatives						973	973
Accretion of discount on preferred stock	259			(259)			-
Dividends on preferred stock (5% annually)				(521)			(521)
Retire Treasury stock			(3,101)	(1,068)	4,169		-
Common stock issued and related tax effects (1)		201	807				807
Balance, June 30, 2011	$19,278	7,412	$53,590	$(1,757)	$-	$1,096	$72,207

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$1,881	$863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	4,250
Net amortization of purchase premiums and discounts on securities	458	265
Depreciation and amortization	622	721
Deferred income tax expense	28	147
Net security gains	(507)	(87)
Stock compensation expense	157	77
Loss (gain) on sale of OREO	168	(51)
Gain on sale of mortgage loans held for sale, net	(864)	(256)
Gain on sale of SBA loans held for sale, net	(381)	(510)
Origination of mortgage loans held for sale	(41,509)	(15,692)
Origination of SBA loans held for sale	(2,637)	(9,347)
Proceeds from sale of mortgage loans held for sale, net	42,373	15,948
Proceeds from sale of SBA loans held for sale, net	4,599	6,501
Loss on sale or disposal of premises and equipment	20	199
Net change in other assets and liabilities	1,770	(1,243)
Net cash provided by operating activities	8,378	1,785
INVESTING ACTIVITIES
Purchases of securities available for sale	(32,802)	(22,685)
Maturities and principal payments on securities held to maturity	1,818	5,606
Maturities and principal payments on securities available for sale	16,723	18,868
Proceeds from sales of securities held to maturity	-	2,168
Proceeds from sales of securities available for sale	6,638	10,273
Proceeds from redemption of Federal Home Loan Bank stock	99	118
Proceeds from sale of OREO	2,046	306
Net decrease (increase) in loans	(18,285)	99
Proceeds from sale or disposal of premises and equipment	11	-
Purchases of premises and equipment	(1,338)	(488)
Net cash provided by (used in) investing activities	(25,090)	14,265
FINANCING ACTIVITIES
Net decrease in deposits	(27,528)	(13,621)
Proceeds from exercise of stock options	17	443
Dividends on preferred stock	(516)	(516)
Net cash used in financing activities	(28,027)	(13,694)
Increase (decrease) in cash and cash equivalents	(44,739)	2,356
Cash and cash equivalents, beginning of period	82,574	43,926
Cash and cash equivalents, end of period	$37,835	$46,282

SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,218	$5,478
Income taxes paid	739	345
Noncash investing activities:
Transfer of loans to OREO	2,027	1,385

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2012

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

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited consolidated financial statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”).  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Stock Transactions

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  In addition, restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.

Stock Option Plans

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2012, 1,720,529 shares have been reserved for issuance upon the exercise of options, 628,807 option grants are outstanding, and 961,398 option grants have been exercised, forfeited or expired, leaving 130,324 shares available for grant.

No options were granted during the six months ended June 30, 2012, compared to 67,000 options during the six months ended June 30, 2011.  The fair value of the options granted in 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the six months ended June 30,
	2012	2011
Number of options granted	-	67,000
Weighted average exercise price	$-	$6.66
Weighted average fair value of options	$-	$3.20
Expected life (years)	-	4.62
Expected volatility	-%	57.69%
Risk-free interest rate	-%	1.28%
Dividend yield	-%	-%

The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding. Expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S.Treasury rate commensurate with the expected life of the options on the date of grant.  The expected dividend yield is the projected annual yield based on the grant date stock price.

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2012 and 2011 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Compensation expense	$35,249	$26,383	$75,464	$45,778
Income tax benefit	14,079	9,230	28,397	16,853

As of June 30, 2012, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $262 thousand.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Transactions under the Company’s stock option plans for the six months ended June 30, 2012 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	642,647	$6.80	5.3	$517,867
Options granted	-	-
Options exercised	(3,841)	4.44
Options forfeited	(9,666)	6.16
Options expired	(333)	3.98
Outstanding at June 30, 2012	628,807	$6.82	4.6	$402,547
Exercisable at June 30, 2012	516,225	$6.97	3.7	$369,720

The following table summarizes information about stock options outstanding at June 30, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	122,083	6.8	$3.87	105,832	$3.86
4.01 - 8.00	328,466	5.0	6.05	232,135	5.85
8.01 - 12.00	121,617	1.7	9.22	121,617	9.22
12.01 - 16.00	56,641	4.2	12.54	56,641	12.54
Total	628,807	4.6	$6.82	516,225	$6.97

The following table presents information about options exercised during the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Number of options exercised	-	191,895	3,841	232,367
Total intrinsic value of options exercised	$-	$669,799	$6,055	$751,146
Cash received from options exercised	-	440,541	17,046	442,905
Tax deduction realized from options exercised	-	262,223	513	294,713

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.

Restricted Stock Awards

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2012, 221,551 shares of restricted stock were reserved for issuance, of which 47,162 shares are available for grant.

Restricted stock awards granted during the six months ended June 30, 2012 and 2011 were as follows:

	For the six months ended June 30,
	2012	2011
Number of shares granted	-	22,500
Average grant date fair value	$-	$6.66

Compensation expense related to the restricted stock for the three and six months ended June 30, 2012 and 2011 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Compensation expense	$37,754	$15,214	$81,112	$31,418

As of June 30, 2012, there was approximately $422 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2012:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2011	93,684	$6.06
Granted	-	-
Vested	(7,859)	6.93
Forfeited	(2,000)	6.25
Nonvested restricted stock at June 30, 2012	83,825	$5.97

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

Derivative Instruments and Hedging Activities

The Company may use derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  The Company had no derivative instruments at June 30, 2012, and all of the Company's derivative instruments qualified as hedging instruments at December 31, 2011.

For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.  The Company does not have any fair value hedges or hedges of foreign operations.

The Company formally documents the relationship between the hedging instruments and hedged item, as well as the risk management objective and strategy before undertaking a hedge.  To qualify for hedge accounting, the derivatives and hedged items must be designated as a hedge.  For hedging relationships in which effectiveness is measured, the Company formally assesses both at inception and on an ongoing basis, if the derivatives are highly effective in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

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

Loans are charged off when collection is sufficiently questionable and when the Company can no longer justify maintaining the loan as an asset on the balance sheet. Loans qualify for charge-off when, after thorough analysis, all possible sources of repayment are insufficient.  These include: 1) potential future cash flows, 2) value of collateral, and/or 3) strength of co-makers and guarantors.  All unsecured loans are charged off upon the establishment of the loan’s nonaccrual status.  Additionally, all loans classified as a loss or that portion of the loan classified as a loss is charged off.  All loan charge-offs are approved by the Board of Directors.

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

The Company evaluates its loans for impairment.  A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company has defined impaired loans to be all troubled debt restructurings and nonperforming loans.  Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for other loans.  Troubled debt restructurings ("TDRs") occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both. Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding, as stated in the paragraphs above.  Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.  Impairment can also be measured based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge or credit to the provision for loan losses.

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

Management assesses its intent to sell or whether it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired where management has no intent to sell and the Company has no requirement to sell prior to recovery of its amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants were issued during the reporting period utilizing the Treasury stock method.

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income	$976	$644	$1,881	$863
Less: Preferred stock dividends and discount accretion	401	395	797	778
Income available to common shareholders	$575	$249	$1,084	$85
Weighted average common shares outstanding - Basic	7,462	7,271	7,461	7,245
Plus: Potential dilutive common stock equivalents	322	439	327	443
Weighted average common shares outstanding - Diluted	7,784	7,710	7,788	7,688
Net income per common share - Basic	$0.08	$0.03	$0.15	$0.01
Net income per common share - Diluted	0.07	0.03	0.14	0.01
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	505	346	504	345

The "potential dilutive common stock equivalents" and the "stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive" shown in the table above include the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, as applicable.  These warrants were dilutive for the three and six months ended June 30, 2012 and 2011.

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

For the quarter ended June 30, 2012, the Company reported income tax expense of $518 thousand for an effective tax rate of 34.7 percent, compared to an income tax expense of $277 thousand and effective tax rate of 30.1 percent for the prior year’s quarter.  For the six months ended June 30, 2012, the Company reported income tax expense of $977 thousand for an effective tax rate of 34.2 percent, compared to an income tax expense of $129 thousand and effective tax rate of 13.0 percent for the six months ended June 30, 2011.  The provision for income taxes for the six months ended June 30, 2011 included the reversal of $150 thousand of a valuation reserve for deferred taxes related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 28.1 percent.

The Company did not recognize or accrue any interest or penalties related to income taxes during the six months ended June 30, 2012 or 2011.  The Company does not have an accrual for uncertain tax positions as of June 30, 2012 or December 31, 2011, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2008 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income (loss) for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012			2011
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains on securities:
Balance, beginning of period			$818			$615
Unrealized holding gains arising during period	$469	$170	299	$1,065	$422	643
Less: Reclassification adjustment for gains included in net income	283	95	188	30	10	20
Net unrealized gains on securities arising during the period	186	75	111	1,035	412	623
Balance, end of period			929			1,238
Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$-			$(216)
Unrealized holding gain on cash flow hedges arising during the period	$-	$-	-	$124	$50	74
Balance, end of period			-			(142)
Total accumulated other comprehensive income			$929			$1,096

The following table shows the changes in other comprehensive income (loss) for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012			2011
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance, beginning of period			$1,147			$423
Unrealized holding gains arising during period	$145	$26	119	$1,511	$593	918
Less: Reclassification adjustment for gains included in net income	507	170	337	155	52	103
Net unrealized gains (losses) on securities arising during the period	(362)	(144)	(218)	1,356	541	815
Balance, end of period			929			1,238
Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$(26)			$(300)
Unrealized holding gain on cash flow hedges arising during the period	$43	$17	26	$263	$105	158
Balance, end of period			-			(142)
Total accumulated other comprehensive income			$929			$1,096

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

As of June 30, 2012, the fair value of the Company's AFS securities portfolio was $98.0 million.  Approximately 55 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $53.7 million at June 30, 2012.  Approximately $52.2 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at June 30, 2012.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2012, as compared to the periods ended December 31, 2011 and June 30, 2011.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Securities available for sale:
U.S. Government sponsored entities	$-	$2,289	$-	$2,289
State and political subdivisions	-	14,385	-	14,385
Residential mortgage-backed securities	-	53,732	-	53,732
Commercial mortgage-backed securities	-	6,997	-	6,997
Corporate and other securities	-	20,562	-	20,562
Total securities available for sale	$-	$97,965	$-	$97,965

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Securities available for sale:
U.S. Government sponsored entities	$-	$5,376	$-	$5,376
State and political subdivisions	-	17,878	-	17,878
Residential mortgage-backed securities	-	57,924	-	57,924
Commercial mortgage-backed securities	-	210	-	210
Corporate and other securities	-	7,377	-	7,377
Total securities available for sale	$-	$88,765	$-	$88,765
Financial liabilities:
Interest rate swap agreements	$	$43	$	$43

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2012, the valuation allowance for impaired loans was $3.7 million, a decrease of $179 thousand from $3.9 million at March 31, 2012 and $747 thousand from $4.4 million at December 31, 2011.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of June 30, 2012 and June 30, 2011 and the fair value gains (losses) recognized during the three and six months ended June 30, 2012 and 2011:

	Fair value at June 30, 2012				Gains (losses) from fair value changes	Gains (losses) from fair value changes
(In thousands)	Level 1	Level 2	Level 3	Total	for the three months ended June 30, 2012	for the six months ended June 30, 2012
Financial assets:
OREO	$-	$-	$1,416	$1,416	$(524)	$(880)
Impaired collateral-dependent loans	-	-	11,581	11,581	179	747

	Fair value at June 30, 2011				Losses from fair value changes	Losses from fair value changes
(In thousands)	Level 1	Level 2	Level 3	Total	for the three months ended June 30, 2011	for the six months ended June 30, 2011
Financial assets:
OREO	$-	$-	$2,364	$2,364	$(405)	$(754)
Impaired collateral-dependent loans	-	-	13,086	13,086	(1,120)	(1,440)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2012 and December 31, 2011 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

For these short-term instruments, the carrying value is a reasonable estimate of fair value.

Securities Held to Maturity

The fair value of held to maturity ("HTM") securities is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

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

Standby Letters of Credit

At June 30, 2012, the Bank had standby letters of credit outstanding of $1.3 million, as compared to $1.8 million at December 31, 2011.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of June 30, 2012 and December 31, 2011:

		June 30, 2012		December 31, 2011
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$37,835	$37,835	$82,574	$82,574
Securities held to maturity	Level 2	16,881	18,301	18,771	19,879
SBA loans held for sale	Level 2	6,087	6,518	7,668	8,192
Loans, net of allowance for loan losses	Level 2	582,530	582,973	568,576	572,165
Federal Home Loan Bank stock	Level 2	3,989	3,989	4,088	4,088
SBA servicing assets	Level 3	424	424	418	418
Accrued interest receivable	Level 2	3,415	3,415	3,703	3,703
Financial liabilities:
Deposits	Level 2	616,443	618,868	643,971	647,281
Borrowed funds and subordinated debentures	Level 2	90,465	100,915	90,465	102,533
Accrued interest payable	Level 2	470	470	523	523

Note 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
U.S. Government sponsored entities	$2,193	$96	$-	$2,289	$5,274	$102	$-	$5,376
State and political subdivisions	13,867	526	(8)	14,385	17,031	856	(9)	17,878
Residential mortgage-backed securities	52,454	1,476	(198)	53,732	56,546	1,655	(277)	57,924
Commercial mortgage-backed securities	7,034	8	(45)	6,997	208	2	-	210
Corporate and other securities	20,872	192	(502)	20,562	7,799	5	(427)	7,377
Total securities available for sale	$96,420	$2,298	$(753)	$97,965	$86,858	$2,620	$(713)	$88,765
Securities held to maturity:
State and political subdivisions	$2,989	$311	$-	$3,300	$2,992	$192	$-	$3,184
Residential mortgage-backed securities	11,208	379	(13)	11,574	13,083	329	(31)	13,381
Commercial mortgage-backed securities	2,684	743	-	3,427	2,696	618	-	3,314
Total securities held to maturity	$16,881	$1,433	$(13)	$18,301	$18,771	$1,139	$(31)	$19,879

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2012 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,353	1.73%	$8	0.97%	$928	3.66%	$2,289	2.51%
State and political subdivisions	-	-	148	6.50	9,100	2.97	5,136	2.44	14,385	3.18
Residential mortgage-backed securities	48	3.85	159	3.49	1,248	4.48	52,277	2.98	53,732	3.01
Commercial mortgage-backed securities	-	-	-	-	-	-	6,997	1.95	6,997	1.95
Corporate and other securities	-	-	3,300	2.58	3,968	3.81	13,294	2.24	20,562	2.60
Total securities available for sale	$48	3.85%	$4,960	2.49%	$14,324	3.33%	$78,632	2.77%	$97,965	2.86%
Held to maturity at cost:
State and political subdivisions	$-	-%	$-	-%	$-	-%	$2,989	4.59%	$2,989	4.59%
Residential mortgage-backed securities	-	-	821	4.64	1,160	4.95	9,227	2.95	11,208	3.28
Commercial mortgage-backed securities	-	-	-	-	-	-	2,684	5.40	2,684	5.40
Total securities held to maturity	$-	-%	$821	4.64%	$1,160	4.95%	$14,900	3.72%	$16,881	3.85%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
		Less than 12 months		12 months and greater		Total
(In thousands)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Securities available for sale:
State and political subdivisions	3	$1,057	$(8)	$-	$-	$1,057	$(8)
Residential mortgage-backed securities	8	5,747	(59)	1,220	(139)	6,967	(198)
Commercial mortgage-backed securities	7	4,312	(45)	-	-	4,312	(45)
Corporate and other securities	9	9,578	(182)	1,219	(320)	10,797	(502)
Total temporarily impaired investments	27	$20,694	$(294)	$2,439	$(459)	$23,133	$(753)
Securities held to maturity:
Residential mortgage-backed securities	1	$-	$-	$345	$(13)	$345	$(13)
Total temporarily impaired investments	1	$-	$-	$345	$(13)	$345	$(13)

	December 31, 2011
		Less than 12 months		12 months and greater		Total
(In thousands)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Securities available for sale:
State and political subdivisions	2	$424	$(9)	$-	$-	$424	$(9)
Residential mortgage-backed securities	6	4,512	(80)	871	(197)	5,383	(277)
Corporate and other securities	8	5,038	(173)	1,334	(254)	6,372	(427)
Total temporarily impaired investments	16	$9,974	$(262)	$2,205	$(451)	$12,179	$(713)
Securities held to maturity:
Residential mortgage-backed securities	3	$2,545	$(4)	$542	$(27)	$3,087	$(31)
Total temporarily impaired investments	3	$2,545	$(4)	$542	$(27)	$3,087	$(31)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

State and political subdivision securities: The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2012 or December 31, 2011.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or faster prepayment speeds.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2012 or December 31, 2011.

Corporate and other securities: Included in this category are corporate debt securities, stock of other financial institutions, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads and the unrealized losses on stock of other financial institutions and CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; therefore it did not consider these investments to be other-than-temporarily impaired as of June 30, 2012 or December 31, 2011.  The unrealized losses on asset-backed securities were caused by increases in interest rate spreads.  The majority of contractual cash flows of these securities are guaranteed by Sallie Mae as part of the Federal Family Education Loan ("FFEL") Program. It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2012 or December 31, 2011.  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At June 30, 2012 and December 31, 2011, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2012 or December 31, 2011.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and six months ended June 30, 2012 and 2011 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011
Securities available for sale:
Realized gains	$283	$41	$511	$168
Realized losses	-	(12)	(4)	(13)
Total securities available for sale	283	29	507	155
Securities held to maturity:
Realized gains	-	-	-	-
Realized losses	-	(68)	-	(68)
Total securities held to maturity	-	(68)	-	(68)
Net gains (losses) on sales of securities	$283	$(39)	$507	$87

The net realized gains (losses) are included in noninterest income in the Consolidated Statements of Income as net security gains (losses).  For the three and six months ended June 30, 2012, there were gross realized gains of $283 thousand and $511 thousand, respectively.  There were no realized losses during the second quarter of 2012 and gross realized losses of $4 thousand in the first quarter.  The net realized gains during 2012 were a result of the following:

·	The Company sold approximately $6.1 million in book value of available for sale mortgage-backed and municipal securities, resulting in pre-tax gains of approximately $511 thousand, partially offset by

·	Losses of $4 thousand on the partial call of $64 thousand in book value of one available for sale municipal security.

For the three and six months ended June 30, 2011, there were gross realized gains of $41 thousand and $168 thousand, respectively, and gross realized losses of $80 thousand and $81 thousand, respectively.  The net gains during the six months ended June 30, 2011 were primarily attributed to:

·	The Company selling approximately $9.1 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $168 thousand, partially offset by
·

Losses of $13 thousand on the sale of approximately $1.0 million in book value of five available for sale mortgage-backed securities and losses of $68 thousand on the sale of approximately $2.1 million in book value of three held to maturity private label mortgage backed securities. Although designated as held to maturity, these securities were sold due to the deterioration in the underlying credit, as evidenced by downgrades in their credit ratings.

Pledged Securities

Securities with a carrying value of $63.2 million and $81.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $12.4 million and $27.7 million pledged against Government deposits at June 30, 2012 and December 31, 2011, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011
SBA loans	$66,469	$71,843
SBA 504 loans	45,247	55,108
Commercial loans
Commercial other	28,134	26,542
Commercial real estate	271,542	246,824
Commercial real estate construction	10,655	9,738
Residential mortgage loans
Residential mortgages	128,652	123,843
Residential construction	-	2,205
Purchased residential mortgages	7,862	8,042
Consumer loans
Home equity	45,097	46,935
Consumer other	1,243	1,512
Total loans	$604,901	$592,592

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2012:

	June 30, 2012
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans	$49,412	$9,419	$7,638	$66,469
SBA 504 loans	33,214	4,076	7,957	45,247
Commercial loans
Commercial other	21,229	2,167	4,738	28,134
Commercial real estate	216,243	43,031	12,268	271,542
Commercial real estate construction	9,775	880	-	10,655
Total commercial loans	247,247	46,078	17,006	310,331
Total SBA, SBA 504 and commercial loans	$329,873	$59,573	$32,601	$422,047

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages		$127,168	$1,484	$128,652
Purchased residential mortgages		4,693	3,169	7,862
Total residential mortgage loans		131,861	4,653	136,514
Consumer loans
Home equity		44,786	311	45,097
Consumer other		1,232	11	1,243
Total consumer loans		$46,018	$322	$46,340
Total loans				$604,901

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

The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The current state of the economy and the downturn in the real estate market has resulted in increased loan delinquencies and defaults.  In some cases, these factors have also resulted in significant impairment to the value of loan collateral.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrowers’ financial statements and tax returns.

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans	$506	$169	$241	$3,345	$4,262	$62,207	$66,469
SBA 504 loans	2,201	-	-	1,775	3,975	41,272	45,247
Commercial loans
Commercial other	55	-	2	1,100	1,157	26,977	28,134
Commercial real estate	1,538	172	286	8,636	10,631	260,911	271,542
Commercial real estate construction	-	-	-	-	-	10,655	10,655
Residential mortgage loans
Residential mortgages	1,665	228	1,881	1,484	5,258	123,394	128,652
Purchased residential mortgages	142	621	34	3,169	3,965	3,897	7,862
Consumer loans
Home equity	761	106	-	311	1,178	43,919	45,097
Consumer other	2	-	-	11	13	1,230	1,243
Total loans	$6,870	$1,296	$2,443	$19,831	$30,441	$574,460	$604,901

(1) At June 30, 2012, nonaccrual loans included $871 thousand of troubled debt restructurings ("TDRs") and $526 thousand of loans guaranteed by the SBA.  The remaining $20.5 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2011
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans	$879	$225	$247	$5,858	$7,208	$64,635	$71,843
SBA 504 loans	2,006	-	-	2,086	4,092	51,016	55,108
Commercial loans
Commercial other	1,158	-	192	815	2,165	24,377	26,542
Commercial real estate	2,493	3,119	949	7,104	13,666	233,158	246,824
Commercial real estate construction	-	-	-	600	600	9,138	9,738
Residential mortgage loans
Residential mortgages	3,519	1,310	-	1,831	6,660	117,183	123,843
Residential construction	-	-	36	2,169	2,205	0	2,205
Purchased residential mortgages	149	-	-	2,037	2,187	5,855	8,042
Consumer loans
Home equity	338	199	988	259	1,784	45,151	46,935
Consumer other	1	3	-	9	14	1,498	1,512
Total loans	$10,545	$4,856	$2,411	$22,769	$40,581	$552,011	$592,592

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

The following tables provide detail on the Company’s impaired loans with the associated allowance amount, if applicable, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands)	Outstanding principal balance	Specific reserves	Net exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$1,573	$-	$1,573
SBA 504 loans	4,668	-	4,668
Commercial loans
Commercial other	4,261	-	4,261
Commercial real estate	6,513	-	6,513
Total commercial loans	10,774	-	10,774
Total impaired loans with no related allowance	17,015	-	17,015

With an allowance:
SBA loans (1)	2,184	847	1,337
SBA 504 loans	1,443	132	1,311
Commercial loans
Commercial other	62	62	-
Commercial real estate	14,167	2,661	11,506
Total commercial loans	14,229	2,723	11,506
Total impaired loans with a related allowance	17,856	3,702	14,154

Total individually evaluated impaired loans:
SBA loans (1)	3,757	847	2,910
SBA 504 loans	6,111	132	5,979
Commercial loans
Commercial other	4,323	62	4,261
Commercial real estate	20,680	2,661	18,019
Total commercial loans	25,003	2,723	22,280
Total individually evaluated impaired loans	34,871	3,702	31,169

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	1,484	-	1,484
Purchased residential mortgages	3,169	-	3,169
Total residential mortgage loans	4,653	-	4,653
Consumer loans
Home equity	311	-	311
Consumer other	11	-	11
Total consumer loans	322	-	322
Total homogeneous collectively evaluated impaired loans	4,975	-	4,975

Total impaired loans	$39,846	$3,702	$36,144

(1) Balances are reduced by amount guaranteed by the Small Business Administration of $526 thousand at June 30, 2012.

	December 31, 2011
(In thousands)	Outstanding principal balance	Specific reserves	Net exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$1,553	$-	$1,553
SBA 504 loans	5,331	-	5,331
Commercial loans
Commercial other	1,725	-	1,725
Commercial real estate	6,197	-	6,197
Total commercial loans	7,922	-	7,922
Total impaired loans with no related allowance	14,806	-	14,806

With an allowance:
SBA loans (1)	4,763	1,694	3,069
SBA 504 loans	1,127	1	1,126
Commercial loans
Commercial other	75	75	-
Commercial real estate	11,589	2,530	9,059
Commercial real estate construction	600	149	451
Total commercial loans	12,264	2,754	9,510
Total impaired loans with a related allowance	18,154	4,449	13,705

Total individually evaluated impaired loans:
SBA loans (1)	6,316	1,694	4,622
SBA 504 loans	6,458	1	6,457
Commercial loans
Commercial other	1,800	75	1,725
Commercial real estate	17,786	2,530	15,256
Commercial real estate construction	600	149	451
Total commercial loans	20,186	2,754	17,432
Total individually evaluated impaired loans	32,960	4,449	28,511

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	1,831	-	1,831
Residential construction	2,169	-	2,169
Purchased residential mortgages	2,037	-	2,037
Total residential mortgage loans	6,037	-	6,037
Consumer loans
Home equity	259	-	259
Consumer other	9	-	9
Total consumer loans	268	-	268
Total homogeneous collectively evaluated impaired loans	6,305	-	6,305

Total impaired loans	$39,265	$4,449	$34,816

(1) Balances are reduced by amount guaranteed by the SBA of $939 thousand at December 31, 2011.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2012 and 2011.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  Any interest income recognized on a cash basis during the three and six months ended June 30, 2012 and 2011 was immaterial.  The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only.

	For the three months ended June 30,
	2012		2011
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans (1)	$4,150	$36	$6,343	$44
SBA 504 loans	6,443	69	9,131	92
Commercial loans
Commercial other	4,344	47	1,457	8
Commercial real estate	19,853	169	15,520	99
Commercial real estate construction	-	-	789	-
Residential mortgage loans
Residential mortgages	1,959	-	2,079	-
Residential construction	1,446	-	-	-
Purchased residential mortgages	2,362	-	2,101	-
Consumer loans
Home equity	328	-	348	-
Consumer other	10	-	3	-
Total	$40,895	$321	$37,771	$243

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $529 thousand and $2.6 million for the three months ended June 30, 2012 and 2011, respectively.

	For the six months ended June 30,
	2012		2011
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans (1)	$4,952	$85	$6,563	$101
SBA 504 loans	6,453	140	9,693	232
Commercial loans
Commercial other	3,556	69	983	9
Commercial real estate	19,107	299	13,125	158
Commercial real estate construction	267	-	920	-
Residential mortgage loans
Residential mortgages	1,804	-	2,148	-
Residential construction	1,808	-	-	-
Purchased residential mortgages	2,184	-	2,122	-
Consumer loans
Home equity	306	-	288	-
Consumer other	10	-	2	-
Total	$40,447	$593	$35,844	$500

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $584 thousand and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

Troubled Debt Restructurings:

The Company's loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.  Effective September 30, 2011, the Company adopted the amendments in Accounting Standards Update ("ASU") No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, and did not identify any additional TDRs as a result of this adoption.

TDRs of $21.4 million are included in the impaired loan numbers listed above, of which $871 thousand are in nonaccrual status.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

There were no loans modified during the three months ended June 30, 2012 that were deemed to be TDRs.  In addition, there were no loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended June 30, 2012.  In this case, subsequent default is defined as being transferred to nonaccrual status.

The following table details loans modified during the six months ended June 30, 2012, including the number of modifications, the recorded investment at the time of the modification and the year-to-date impact to interest income as a result of the modification.  There were no loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the six months ended June 30, 2012.  In this case, subsequent default is defined as being transferred to nonaccrual status.

	For the six months ended June 30, 2012
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial loans
Commercial other	3	$1,291	$-
Commercial real estate	3	1,856	-
Total	6	$3,147	$-

During the six months ended June 30, 2012, TDRs consisted of interest only periods; there was no principal forgiveness.  The following table shows the types of modifications done during the six months ended June 30, 2012, with the respective loan balances as of June 30, 2012:

	June 30, 2012
(In thousands)	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$1,289	$1,856	$3,145
Total	$1,289	$1,856	$3,145

Note 9. Allowance for Loan Losses & Unfunded Loan Commitments

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, restructured loans, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Beginning in the third quarter of 2009, when calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

·

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

·

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

            The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011.

	For the three months ended June 30, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$3,639	$1,285	$8,361	$1,770	$527	$757	$16,339
Charge-offs	(213)	(100)	(540)	(494)	(25)	-	(1,372)
Recoveries	249	15	53	-	-	-	317
Net charge-offs	36	(85)	(487)	(494)	(25)	-	(1,055)
Provision for loan losses charged to expense	(474)	131	882	560	20	(119)	1,000
Ending balance	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284

	For the three months ended June 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$4,254	$1,622	$6,785	$1,799	$527	$288	$15,275
Charge-offs	(592)	(125)	(521)	-	(131)	-	(1,369)
Recoveries	71	77	214	-	-	-	362
Net charge-offs	(521)	(48)	(307)	-	(131)	-	(1,007)
Provision for loan losses charged to expense	564	(164)	1,191	(37)	173	23	1,750
Ending balance	$4,297	$1,410	$7,669	$1,762	$569	$311	$16,018

The following tables detail the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Charge-offs	(828)	(327)	(886)	(607)	(25)	-	(2,673)
Recoveries	302	43	64	-	-	-	409
Net charge-offs	(526)	(284)	(822)	(607)	(25)	-	(2,264)
Provision for loan losses charged to expense	(361)	192	1,449	740	11	169	2,200
Ending balance	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284

	For the six months ended June 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364
Charge-offs	(1,303)	(425)	(1,069)	(142)	(131)	-	(3,070)
Recoveries	79	77	312	4	2	-	474
Net charge-offs	(1,224)	(348)	(757)	(138)	(129)	-	(2,596)
Provision for loan losses charged to expense	1,323	207	2,415	221	112	(28)	4,250
Ending balance	$4,297	$1,410	$7,669	$1,762	$569	$311	$16,018

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$847	$132	$2,723	$-	$-	$-	$3,702
Collectively evaluated for impairment	2,354	1,199	6,033	1,836	522	638	12,582
Total	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284
Loan ending balances:
Individually evaluated for impairment	$3,757	$6,111	$25,003	$-	$-	$-	$34,871
Collectively evaluated for impairment	62,712	39,136	285,328	136,514	46,340	-	570,030
Total	$66,469	$45,247	$310,331	$136,514	$46,340	$-	$604,901

	December 31, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,694	$1	$2,754	$-	$-	$-	$4,449
Collectively evaluated for impairment	2,394	1,422	5,375	1,703	536	469	11,899
Total	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Loan ending balances:
Individually evaluated for impairment	$6,316	$6,458	$20,186	$-	$-	$-	$32,960
Collectively evaluated for impairment	65,527	48,650	262,918	134,090	48,447	-	559,632
Total	$71,843	$55,108	$283,104	$134,090	$48,447	$-	$592,592

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Unfunded Loan Commitments:

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At June 30, 2012, a $69 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $79 thousand commitment reserve at December 31, 2011.

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

ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued ASU No. 2011-03, which amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision. Specifically, the level of cash collateral received by a transferor is no longer relevant in determining whether a repurchase agreement constitutes a sale. As a result of this amendment, more repurchase agreements are treated as secured financings rather than sales. The Company adopted this amendment effective March 31, 2012, however, since all repurchase agreements entered into by the Company are deemed secured financing transactions, this amendment did not impact the Company's financial condition, results of operations or cash flows.

ITEM 2                        Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Earnings Summary

Net income available to common shareholders totaled $575 thousand, or $0.07 per diluted share, for the quarter ended June 30, 2012, compared to $249 thousand, or $0.03 per diluted share for the same period a year ago.  For the six months ended June 30, 2012, net income available to common shareholders totaled $1.1 million or $0.14 per diluted share compared to $85 thousand, or $0.01 per diluted share for the same period a year ago.

Net income available to common shareholders for the prior year’s periods was adversely impacted by the Company’s decision during the second quarter of 2011 to close two of its underperforming branches.  As a result of this decision, $215 thousand in residual lease and fixed asset disposal expenses were realized in the second quarter of 2011.  Excluding these expenses, net income available to common shareholders for the three month period ending June 30, 2011, would have been $399 thousand or $0.05 per diluted share.  For the six month period, net income available to common shareholders would have been $236 thousand or $0.03 per diluted share.

Highlights for the quarterly and year-to-date periods include:

·	Continued reductions in loan loss provisions due to improvement in asset quality.
·	Significant increases in residential mortgage originations resulting in increases in gains on sale of mortgage loans.
·	Significant commercial loan growth.
·	Planned reduction in SBA loans outstanding from our National Program.
·	Continued growth in noninterest-bearing demand deposits to 17.4 percent of total deposits.
·	Continued reduction in higher costing time deposits. Time deposits now represent 22 percent of total deposits.
·	Further improvement in our equity to assets ratio.

The Company's quarterly and six month performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income per common share - Basic (1)	$0.08	$0.03	$0.15	$0.01
Net income per common share - Diluted (1)	$0.07	$0.03	$0.14	0.01
Return on average assets	0.49%	0.32%	0.47%	0.21%
Return on average equity (2)	4.25%	1.95%	4.03%	0.34%
Efficiency ratio	73.72%	69.74%	72.76%	70.64%

(1) Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2) Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).

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

Our net interest income continues to be impacted by the sustained low interest rate environment, which the Federal Open Market Committee (“FOMC”) forecasts will continue through 2014, due to continued weak economic conditions.  This rate environment has resulted in a tighter net interest margin as our earning assets continue to re-price at lower rates.  Partially offsetting these declines are lower funding costs; however the reduction in yield on earning assets is anticipated to exceed the benefits of further declines in the cost of funds.

During the three months ended June 30, 2012, tax-equivalent interest income decreased $1.4 million or 13.8 percent to $8.8 million when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets and a shift in the mix of earning assets as average loans decreased:

×

Of the $1.4 million decrease in interest income on a tax-equivalent basis, $1.3 million was attributed to reduced yields on average interest-earning assets and $138 thousand was attributable to the decrease in volume of average interest-earning assets.

×

The average volume of interest-earning assets decreased $22 million to $755.1 million for the second quarter of 2012 compared to $777.1 million for the same period in 2011. This was due primarily to a $15.1 million decrease in average loans and a $9.7 million decrease in Federal funds sold and interest-bearing deposits, partially offset by a $2.9 million increase in average investment securities.

×

The yield on interest-earning assets decreased 58 basis points to 4.70 percent for the three months ended June 30, 2012 when compared to the same period in 2011, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.

Total interest expense was $1.9 million for the three months ended June 30, 2012, a decrease of $810 thousand or 29.7 percent compared to the same period in 2011.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $810 thousand decrease in interest expense, $618 thousand was attributed to a decrease in the rates paid on interest-bearing liabilities and $192 thousand was due to the decrease in the volume of average interest-bearing liabilities.

×

Interest-bearing liabilities averaged $610.4 million for the second quarter of 2012, a decrease of $39.4 million or 6.1 percent, compared to the prior year’s quarter.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and average savings deposits, partially offset by an increase in interest-bearing demand deposits.

×

The average cost of interest-bearing liabilities decreased 42 basis points to 1.25 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 42 basis points to 0.85 percent for the first quarter of 2012 and the cost of borrowed funds and subordinated debentures decreased 60 basis points to 3.57 percent.

×

The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost products as part of management’s strategy to restructure the deposit portfolio.

During the quarter ended June 30, 2012, tax-equivalent net interest income amounted to $6.9 million, a decrease of $609 thousand or 8.1 percent when compared to the same period in 2011.  Net interest margin decreased 20 basis points to 3.68 percent for the quarter ended June 30, 2012, compared to 3.88 percent for the same period in 2011.  The net interest spread was 3.45 percent for the second quarter of 2012, a 16 basis point decrease from 3.61 for the same period in 2011.

During the six months ended June 30, 2012, tax-equivalent interest income was $18.0 million, a decrease of $2.6 million or 12.6 percent when compared to the same period in 2011.

×

Of the $2.6 million decrease in interest income on a tax-equivalent basis, $2.1 million was attributed to reduced yields on average interest-earning assets and $524 thousand was attributable to the decrease in volume of average interest-earning assets.

×

The average volume of interest-earning assets decreased $11.3 million to $766.2 million for the six months ended June 30, 2012, compared to $777.6 million for the same period in 2011. This was due primarily to a $21.5 million decrease in average loans, partially offset by a $10.9 million increase in federal funds sold and interest-bearing deposits.

×

The yield on interest-earning assets decreased 60 basis points to 4.71 percent for the six months ended June 30, 2012 when compared to the same period in 2011, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.

            Total interest expense was $4.2 million for the six months ended June 30, 2012, a decrease of $1.3 million or 24.2 percent compared to the same period in 2011.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $1.3 million decrease in interest expense, $1.0 million was due to a decrease in the rates paid on interest-bearing liabilities and $300 thousand was attributed to the decrease in the volume of average interest-bearing liabilities.

×

Interest-bearing liabilities averaged $625.0 million for the six months ended June 30, 2012, a decrease of $29.1 million or 4.4 percent, compared to the same period in 2011.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and savings deposits, partially offset by an increase in interest-bearing deposits.

×

The average cost of interest-bearing liabilities decreased 36 basis points to 1.33 percent, primarily due to the re-pricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 34 basis points to 0.94 percent for the six months ended June 30, 2012 and the cost of borrowed funds and subordinated debentures decreased 56 basis points to 3.63 percent.

×	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the six months ended June 30, 2012, tax-equivalent net interest income amounted to $13.8 million, a decrease of $1.3 million or 8.4 percent, compared to the same period in 2011.  Net interest margin decreased 28 basis points to 3.62 percent for the six months ended June 30, 2012, compared to 3.90 percent for the same period in 2011.  The net interest spread was 3.38 percent for the six months ended June 30, 2011, a 24 basis point decrease from 3.62 percent for the same period in 2011.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended June 30,
	2012			2011
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$30,832	$11	0.14%	$40,499	$9	0.09%
Federal Home Loan Bank stock	3,993	44	4.43	4,097	35	3.43
Securities:
Securities available for sale	103,958	741	2.85	103,750	939	3.62
Securities held to maturity	17,499	170	3.89	14,841	185	4.99
Total securities (A)	121,457	911	3.00	118,591	1,124	3.79
Loans:
SBA loans	69,273	846	4.89	85,678	1,191	5.56
SBA 504 loans	46,804	691	5.94	58,999	834	5.67
Commercial loans	303,409	4,216	5.59	284,503	4,581	6.46
Residential mortgage loans	133,643	1,582	4.74	132,386	1,846	5.58
Consumer loans	45,658	529	4.66	52,316	629	4.82
Total loans (B)	598,787	7,864	5.28	613,882	9,081	5.93
Total interest-earning assets	$755,069	$8,830	4.70%	$777,069	$10,249	5.28%

Noninterest-earning assets:
Cash and due from banks	16,101			16,243
Allowance for loan losses	(16,980)			(16,050)
Other assets	39,774			39,903
Total noninterest-earning assets	38,895			40,096
Total assets	$793,964			$817,165

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$110,343	$123	0.45%	$104,149	$143	0.55%
Savings deposits	270,990	287	0.43	286,738	584	0.82
Time deposits	138,554	689	2.00	168,448	1,045	2.49
Total interest-bearing deposits	519,887	1,099	0.85	559,335	1,772	1.27
Borrowed funds and subordinated debentures	90,465	816	3.57	90,465	953	4.17
Total interest-bearing liabilities	$610,352	$1,915	1.25%	$649,800	$2,725	1.67%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	106,043			92,090
Other liabilities	3,438			4,760
Total noninterest-bearing liabilities	109,481			96,850
Total shareholders' equity	74,131			70,515
Total liabilities and shareholders' equity	$793,964			$817,165

Net interest spread		$6,915	3.45%		$7,524	3.61%
Tax-equivalent basis adjustment		(58)			(53)
Net interest income		$6,857			$7,471
Net interest margin			3.68%			3.88%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended June 30,
	2012			2011
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$47,746	$43	0.18%	$36,896	$20	0.11%
Federal Home Loan Bank stock	4,041	95	4.73	4,151	101	4.91
Securities:
Securities available for sale	103,030	1,523	2.96	104,385	1,849	3.54
Securities held to maturity	17,936	349	3.89	17,166	478	5.57
Total securities (A)	120,966	1,872	3.10	121,551	2,327	3.83
Loans:
SBA loans	70,516	1,770	5.02	85,769	2,427	5.66
SBA 504 loans	49,257	1,451	5.92	60,490	1,789	5.96
Commercial loans	293,823	8,397	5.75	283,559	8,887	6.32
Residential mortgage loans	133,234	3,237	4.86	131,570	3,677	5.59
Consumer loans	46,633	1,089	4.70	53,576	1,315	4.95
Total loans (B)	593,463	15,944	5.40	614,964	18,095	5.92
Total interest-earning assets	$766,216	$17,954	4.71%	$777,562	$20,543	5.31%

Noninterest-earning assets:
Cash and due from banks	16,025			16,999
Allowance for loan losses	(16,884)			(15,555)
Other assets	40,030			39,835
Total noninterest-earning assets	39,171			41,279
Total assets	$805,387			$818,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$109,665	$259	0.47%	$103,851	$283	0.55%
Savings deposits	277,125	641	0.47	288,263	1,165	0.81
Time deposits	147,778	1,603	2.18	171,517	2,140	2.52
Total interest-bearing deposits	534,568	2,503	0.94	563,631	3,588	1.28
Borrowed funds and subordinated debentures	90,465	1,662	3.63	90,465	1,904	4.19
Total interest-bearing liabilities	$625,033	$4,165	1.33%	$654,096	$5,492	1.69%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	103,269			90,453
Other liabilities	3,344			4,148
Total noninterest-bearing liabilities	106,613			94,601
Total shareholders' equity	73,741			70,144
Total liabilities and shareholders' equity	$805,387			$818,841

Net interest spread		$13,789	3.38%		$15,051	3.62%
Tax-equivalent basis adjustment		(126)			(105)
Net interest income		$13,663			$14,946
Net interest margin			3.62%			3.90%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

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

	For the three months ended June 30, 2012 versus June 30, 2011			For the six months ended June 30, 2012 versus June 30, 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(2)	$4	$2	$7	$16	$23
Federal Home Loan Bank stock	(1)	10	9	(3)	(3)	(6)
Securities	32	(245)	(213)	(4)	(451)	(455)
Loans	(167)	(1,050)	(1,217)	(524)	(1,627)	(2,151)
Total interest income	$(138)	$(1,281)	$(1,419)	$(524)	$(2,065)	$(2,589)
Interest expense:
Demand deposits	$8	$(28)	$(20)	$16	$(40)	$(24)
Savings deposits	(31)	(266)	(297)	(44)	(480)	(524)
Time deposits	(169)	(187)	(356)	(272)	(265)	(537)
Total interest-bearing deposits	(192)	(481)	(673)	(300)	(785)	(1,085)
Borrowed funds and subordinated debentures	-	(137)	(137)	-	(242)	(242)
Total interest expense	(192)	(618)	(810)	(300)	(1,027)	(1,327)
Net interest income - fully tax-equivalent	$54	$(663)	$(609)	$(224)	$(1,038)	$(1,262)
Increase in tax-equivalent adjustment			(5)			(21)
Net interest income			$(614)			$(1,283)

Provision for Loan Losses

The provision for loan losses totaled $1.0 million for the three months ended June 30, 2012, compared to $1.8 million for the three months ended June 30, 2011.  For the six months ended June 30, 2012, the provision for loan losses totaled $2.2 million, compared to $4.3 million for the same period in 2011.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans and BOLI income.  For the three months ended June 30 2012, noninterest income amounted to $1.8 million, an increase of $394 thousand from the prior year period.  Noninterest income was $3.6 million for the six months ended June 30, 2012, an increase of $854 thousand when compared to the same period in 2011.  The increase during both periods was primarily due to increased gains on sales of residential mortgages and investment securities.

The following table shows the components of noninterest income for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011
Branch fee income	$362	$337	$748	$680
Service and loan fee income	287	384	588	627
Gain on sale of SBA loans held for sale, net	223	399	381	510
Gain on sale of mortgage loans, net	453	87	864	256
BOLI income	73	74	146	147
Net security gains (losses)	283	(39)	507	87
Other income	160	205	322	395
Total noninterest income	$1,841	$1,447	$3,556	$2,702

Changes in our noninterest income for the three and six months ended June 30, 2012 versus 2011 reflect:

·

For the three and six months ended June 30, 2012, branch fee income, which consists of deposit service charges and overdraft fees, increased $25 thousand and $68 thousand, respectively, when compared to the same periods in 2011.  The increases were due to higher levels of overdraft fees partially offset by reduced deposit account service charges.

·

For the three and six months ended June 30, 2012, service and loan fee income decreased $97 thousand and $39 thousand, respectively, when compared to the same periods in the prior year.  These decreases were primarily due to reduced late charges, payoff charges, and other processing fees.

·

Net gains on SBA loan sales amounted to $223 thousand on $2.3 million in sales and $381 thousand on $4.2 million in sales for the three and six months ended June 30, 2012, respectively, compared to net gains of $399 thousand on $4.9 million in sales and $510 thousand on $6.0 million in sales during the same periods in 2011.

·

For the three and six months ended June 30, 2012, gains on the sale of residential mortgage loans increased $366 and $608 thousand compared to the same periods in the prior year.  The increased gains are due to a significantly higher volume of loan sales.  Net gains on mortgage loan sales amounted to $453 thousand on $20.3 million in sales and $864 thousand on $41.5 million in sales for the three and six months ended June 30, 2012, respectively, compared to net gains of $87 thousand on $6.0 million in sales and $256 thousand on $15.7 million in sales during the same periods in 2011.

·

The increase in the cash surrender value of BOLI remained relatively flat when compared to the same periods in the prior year, with income of $73 thousand and $146 thousand for the three and six months ended June 30, 2012, respectively.

·

For the three months ended June 30, 2012, net realized gains on the sale of securities amounted to $283 thousand, compared to net security losses of $39 thousand for the same period in the prior year.  For the six months ended June 30, 2012 and 2011, net realized gains on sales of securities amounted to $507 thousand and $87 thousand, respectively.  For additional information, see Note 7 - Securities.

·	For the three and six months ended June 30, 2012, other income decreased $45 thousand and $73 thousand, respectively, when compared to the same periods in the prior year.

Noninterest Expense

Total noninterest expense was $6.2 million for the three months ended June 30, 2012 and 2011, and $12.2 million and $12.4 million for the six months ended June 30, 2012 and 2011, respectively.  Current year figures include expenses related to opening our fifteenth branch in Washington Township, New Jersey in March 2012.  Prior period figures include the recognition of $215 thousand in residual lease obligation and fixed asset disposals related to closing two underperforming branches in 2011.

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011
Compensation and benefits	$3,133	$2,880	$6,315	$5,937
Occupancy	740	827	1,348	1,546
Processing and communications	553	537	1,087	1,044
Furniture and equipment	355	410	717	794
Professional services	211	192	402	394
Loan collection costs	91	201	271	425
OREO expenses	237	223	362	445
Deposit insurance	168	282	339	601
Advertising	302	205	448	323
Other expenses	414	490	872	897
Total noninterest expense	$6,204	$6,247	$12,161	$12,406

Changes in noninterest expense for the three and six months ended June 30, 2012 versus 2011 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $253 thousand and $378 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  These increases were due to higher payroll costs for merit increases, mortgage origination commissions, equity compensation and medical benefits expenses.

·

Occupancy expense decreased $87 thousand and $198 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  These decreases were primarily due to the branch closure cost savings noted above, partially offset by expenses related to our new Washington branch.  The year over year decrease also includes savings in snow removal costs due to a milder winter.

·

Processing and communications expenses increased $16 thousand and $43 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  The quarter over quarter increase was primarily due to higher delivery expenses and ATM charges.  The year over year increase was primarily due to increased check card and merchant services expenses.

·

Furniture and equipment expense decreased $55 thousand and $77 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  This decrease was primarily due to the branch closure cost savings noted above, partially offset by expenses related to our new Washington branch.

·

Professional service fees increased $19 thousand and $8 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  The increases were primarily due to higher consulting expenses.

The year over year increase also included higher accounting and tax expenses.

·

Loan collection costs decreased $110 thousand and $154 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  These decreases were primarily due to lower loan legal, appraisal and other collection related expenses.

·

OREO expenses increased $14 thousand for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to increased insurance expenses on OREO properties.  OREO expenses decreased $83 thousand for the six months ended June 30, 2012 when compared to the same period in 2011, primarily due to lower OREO maintenance, utility and legal expenses and decreased losses on the sale of OREO properties.

·

Deposit insurance expense decreased $114 thousand and $262 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011, due to the new asset-based assessment method which the FDIC put into place April 1, 2011.

·

Advertising expense increased $97 thousand and $125 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  These increases are in response to promotional activities related to the new branch, increased participation in community events and direct mail costs.

Other expenses decreased $76 thousand and $25 thousand for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011, primarily due to lower reserves on outstanding loan commitments.

Income Tax Expense

For the quarter ended June 30, 2012, the Company reported income tax expense of $518 thousand for an effective tax rate of 34.7 percent, compared to an income tax expense of $277 thousand and effective tax rate of 30.1 percent for the prior year’s quarter.  For the six months ended June 30, 2012, the Company reported income tax expense of $977 thousand for an effective tax rate of 34.2 percent, compared to an income tax expense of $129 thousand and effective tax rate of 13.0 percent for the six months ended June 30, 2011.  The provision for income taxes for the six months ended June 30, 2011 included the reversal of $150 thousand of a valuation reserve for deferred taxes related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 28.1 percent.

Financial Condition at June 30, 2012

Total assets decreased $25.7 million or 3.2 percent, to $785.1 million at June 30, 2012, compared to $810.8 million at December 31, 2011. This decrease was primarily due to a decrease of $44.7 million in cash and cash equivalents, partially offset by a $12.3 million increase in loans and a $7.3 million increase in securities.  Total deposits decreased $27.5 million, primarily due to a decrease of $15.4 million in municipal deposits.  There were no changes to borrowed funds and subordinated debentures.  Total shareholders’ equity increased $1.3 million over year-end 2011.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $98.0 million at June 30, 2012, an increase of $9.2 million or 10.4 percent, compared to $88.8 million at December 31, 2011.  This net increase was the result of:

·	$32.8 million in purchases, primarily of mortgage-backed securities and asset-backed securities, partially offset by
·	$16.7 million in principal payments, maturities and called bonds,
·	$6.1 million in sales net of realized gains, which consisted of municipal securities and mortgage-backed securities,
·	$387 thousand in net amortization of premiums, and
·

$362 thousand of depreciation in the market value of the portfolio.  At June 30, 2012, the portfolio had a net unrealized gain of $1.5 million compared to a net unrealized gain of $1.9 million at December 31, 2011.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The average balance of AFS securities amounted to $103.0 million for the six months ended June 30, 2012, compared to $104.4 million for the same period in 2011. The average yield earned on the AFS portfolio decreased 58 basis points, to 2.96 percent for the six months ended June 30, 2012, from 3.54 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 2.2 years at June 30, 2012 and 2.4 years at December 31, 2011.

HTM securities were $16.9 million at June 30, 2012, a decrease of $1.9 million or 10.1 percent, from year-end 2011.  This net decrease was the result of:

·	$1.8 million in principal payments, and
·	$71 thousand in net amortization of premiums.

         As of June 30, 2012 and December 31, 2011, the fair value of HTM securities was $18.3 million and $19.9 million, respectively. The average balance of HTM securities amounted to $17.9 million for the six months ended June 30, 2012, compared to $17.2 million for the same period in 2011. The average yield earned on HTM securities decreased 168 basis points, to 3.89 percent for the six months ended June 30, 2012, from 5.57 percent for the same period in 2011. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 4.8 years and 5.2 years at June 30, 2012 and December 31, 2011, respectively.

Securities with a carrying value of $63.2 million and $81.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 80 percent of the total investment portfolio had a fixed rate of interest at June 30, 2012.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Different segments of the loan portfolio are subject to differing levels of credit and interest rate risk.

Total loans increased $12.3 million or 2.1 percent to $604.9 million at June 30, 2012, compared to $592.6 million at year-end 2011. Commercial and residential mortgage loans increased $27.2 million and $2.4 million, respectively, partially offset by declines in all other loan categories.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(In thousands)	Amount	% of Total	Amount	% of Total
SBA loans held for sale	$6,087	1.0%	$7,668	1.3%
SBA loans held to maturity	60,382	10.0	64,175	10.8
SBA 504 loans	45,247	7.5	55,108	9.3
Commercial loans	310,331	51.2	283,104	47.8
Residential mortgage loans	136,514	22.6	134,090	22.6
Consumer loans	46,340	7.7	48,447	8.2
Total loans	$604,901	100.0%	$592,592	100.0%

Average loans decreased $21.5 million or 3.5 percent from $615.0 million for the six months ended June 30, 2011, to $593.5 million for the same period in 2012.  The decrease in average loans was due to declines in all portfolio types except commercial and residential mortgage loans.  The yield on the overall loan portfolio fell 52 basis points to 5.40 percent for the six months ended June 30, 2012, compared to 5.92 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  These loans are made for the purposes of providing working capital, financing the purchase of equipment, inventory or commercial real estate, and may be made inside or outside the Company's market place.  Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee.  The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees.  In addition, many SBA 7(a) loans are for start up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction.  The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $6.1 million at June 30, 2012, a decrease of $1.6 million from $7.7 million at December 31, 2011.  SBA 7(a) loans held to maturity amounted to $60.4 million at June 30, 2012, a decrease of $3.8 million from $64.2 million at December 31, 2011.  In late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.02 percent for the six months ended June 30, 2012, compared to 5.66 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The table below details the loan balances which appear on the Company’s balance sheet and their respective guarantee rates as of June 30, 2012 and December 31, 2011.  The loan balances shown in the table represent the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  The guarantee rates shown in the table represent the percentage of the loans that were sold into the secondary market, but the servicing was retained by the Company.  Approximately $117.7 million and $128.7 million in SBA loans were sold but serviced by the Company at June 30, 2012 and December 31, 2011, respectively, and are not included in the following balances:

	June 30, 2012			December 31, 2011
(In thousands)	SBA held for sale	SBA held to maturity	Total	SBA held for sale	SBA held to maturity	Total
< 75% guarantee	$100	$5,216	$5,316	$100	$6,373	$6,473
75% guarantee	4,939	51,764	56,703	6,074	54,150	60,224
> 75% guarantee	1,048	3,402	4,450	1,494	3,652	5,146
Total	$6,087	$60,382	$66,469	$7,668	$64,175	$71,843

There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries.  Charge-offs taken on SBA 7(a) loans represent the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

At June 30, 2012, SBA 504 loans totaled $45.2 million, a decrease of $9.9 million from $55.1 million at December 31, 2011. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  The yield on SBA 504 loans fell 4 basis points to 5.92 percent for the six months ended June 30, 2012 from 5.96 percent for the six months ended June 30, 2011, due primarily to paydowns on higher yielding SBA 504 loans.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $310.3 million at June 30, 2012, an increase of $27.2 million from year-end 2011. The yield on commercial loans was 5.75 percent for the six months ended June 30, 2012, compared to 6.32 percent for the six months ended June 30, 2011 due to the low rate environment.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $136.5 million at June 30, 2012, an increase of $2.4 million from year-end 2011.  New loan volume during the six months ended June 30, 2012 was partially offset by the sale of mortgage loans totaling $41.5 million.  The yield on residential mortgages was 4.86 percent for the six months ended June 30, 2012, compared to 5.59 percent for the same period in 2011.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $46.3 million at June 30, 2012, a decrease of $2.1 million from December 31, 2011.  The yield on consumer loans was 4.70 percent for the six months ended June 30, 2012, compared to 4.95 percent for the same period in 2011.

There are no concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio and no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area.  During late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  The detailed allocation of the Company’s loan portfolio collateral as of June 30, 2012 and December 31, 2011 is shown in the tables below:

	June 30, 2012
(In thousands)	SBA		SBA 504		Commercial		Residential		Consumer		Total
Commercial real estate - owner occupied	$36,379	54.0%	$13,728	30.0%	$158,367	51.1%		$-%	$-	-%	$208,474	34.5%
Commercial real estate - investment property	15,746	24.0	31,519	70.0	108,122	34.8		-	-	-	155,387	25.7
Residential real estate - owner occupied	6,332	10.0	-	-	14,998	4.8	136,514	100.0	45,097	98.0	202,941	33.5
Construction and land development	997	1.0	-	-	15,494	5.0		-	-	-	16,491	2.7
Other nonreal estate collateral	7,015	11.0	-	-	13,350	4.3		-	1,243	2.0	21,608	3.6
Total	$66,469	100.0%	$45,247	100.0%	$310,331	100.0%	$136,514	100.0%	$46,340	100.0%	$604,901	100.0%

	December 31, 2011
(In thousands)	SBA		SBA 504		Commercial		Residential		Consumer		Total
Commercial real estate - owner occupied	$40,106	55.8%	$18,770	34.0%	$138,046	48.8%		$-%	$-	-%	$196,922	33.2%
Commercial real estate - investment property	17,110	23.8	36,338	66.0	101,950	36.0		-	-	-	155,398	26.2
Residential real estate - owner occupied	6,423	8.9	-	-	15,504	5.5	134,090	100.0	46,935	97.0	202,952	34.2
Construction and land development	100	0.1	-	-	15,513	5.5		-	-	-	15,613	2.6
Other nonreal estate collateral	8,104	11.3	-	-	12,091	4.3		-	1,512	3.0	21,707	3.7
Total	$71,843	100.0%	$55,108	100.0%	$283,104	100.0%	$134,090	100.0%	$48,447	100.0%	$592,592	100.0%

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

At June 30, 2012, there were twenty-three loans totaling $21.4 million that were classified as TDRs by the Company and are deemed impaired, compared to twenty-four such loans totaling $21.1 million at December 31, 2011.  Nonperforming loans included $871 thousand of TDRs as of June 30, 2012, compared to $3.6 million at December 31, 2011.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans. The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2012:

	June 30, 2012			December 31, 2011
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans	$938	$281	$1,219	$1,398	$80	$1,478
SBA 504 loans	4,336	-	4,336	4,371	1,754	6,125
Commercial loans
Commercial other	3,223	-	3,223	985	-	985
Commercial real estate	12,044	590	12,634	10,682	1,811	12,493
Total	$20,541	$871	$21,412	$17,436	$3,645	$21,081

Through June 30, 2012, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through June 30, 2012:

	June 30, 2012
(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$446	$-	$2,238	$2,522	$5,206
Principal only	24	-	-	-	24
Reduced interest rate	-	-	-	590	590
Interest only with reduced interest rate	-	-	985	5,512	6,497
Interest only with nominal principal	295	3,018	-	1,134	4,447
Extended maturity with reduced interest rate	-	-	-	2,876	2,876
Previously modified back to original terms	454	1,318	-	-	1,772
Total	$1,219	$4,336	$3,223	$12,634	$21,412

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

The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The current state of the economy and the downturn in the real estate market has resulted in increased loan delinquencies and defaults.  In some cases, these factors have also resulted in significant impairment to the value of loan collateral.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrowers’ financial statements and tax returns.

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

The following table sets forth information concerning nonperforming loans and nonperforming assets at each of the periods presented:

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Nonperforming by category:
SBA loans (1)	$3,345	$5,859	$7,941
SBA 504 loans	1,775	2,086	3,952
Commercial loans	9,736	8,519	8,896
Residential mortgage loans	4,653	6,037	4,040
Consumer loans	322	268	270
Total nonperforming loans (2)	$19,831	$22,769	$25,099
OREO	2,355	3,032	2,722
Total nonperforming assets	$22,186	$25,801	$27,821
Past due 90 days or more and still accruing interest:
SBA loans	$240	$246	$207
SBA 504 loans	-	-	-
Commercial loans	288	1,141	1,925
Residential mortgage loans	1,915	36	726
Consumer loans	-	988	-
Total past due 90 days or more and still accruing interest	$2,443	$2,411	$2,858
Nonperforming loans to total loans	3.28%	3.84%	4.08%
Nonperforming loans and TDRs to total loans (3)	6.67	6.78	6.93
Nonperforming assets to total loans and OREO	3.65	4.33	4.50
Nonperforming assets to total assets	2.83	3.18	3.45
(1) Guaranteed SBA loans included above	$526	$939	$2,857
(2) Nonperforming TDRs included above	871	3,645	3,065
(3) Performing TDRs included above	20,541	17,436	17,509

The current state of the economy impacts the Company’s level of delinquent and nonperforming loans by putting a strain on the Company’s borrowers and their ability to pay their loan obligations.  Unemployment rates continue to be at elevated levels and businesses are reluctant to hire.  Consequently, the Company’s nonperforming loans remain at an elevated level.

Nonperforming loans were $19.8 million at June 30, 2012, a $2.9 million decrease from $22.8 million at year-end 2011 and a $5.3 million decrease from $25.1 million at June 30, 2011.  Since year-end 2011, nonperforming loans in the SBA, SBA 504 and residential mortgage segments decreased, partially offset by an increase in the commercial and consumer segments.  Included in nonperforming loans at June 30, 2012 are approximately $526 thousand of loans guaranteed by the SBA, compared to $939 thousand at December 31, 2011 and $2.9 million at June 30, 2011.  In addition, there were $2.4 million in loans past due 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011, compared to $2.9 million at June 30, 2011.

Other real estate owned (“OREO”) properties totaled $2.4 million at June 30, 2012, a decrease of $677 thousand from $3.0 million at year-end 2011 and a $367 thousand decrease from $2.7 million at June 30, 2011.  During the six months ended June 30, 2012, the Company took title to nine properties totaling $2.0 million and recorded valuation adjustments of $490 thousand on four OREO properties.  The Company sold seven OREO properties, resulting in a net loss of $168 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $7.4 million at June 30, 2012, an increase of $1.7 million from $5.7 million at December 31, 2011.  The increase is due to the addition of fourteen loans totaling $7.9 million during the quarter, partially offset by the removal of ten loans totaling $6.2 million.

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

The allowance for loan losses totaled $16.3 million at June 30, 2012 and December 31, 2011, compared to $16.0 million at June 30, 2011, with resulting allowance to total loan ratios of 2.69 percent, 2.76 percent, and 2.60 percent, respectively.  Net charge-offs amounted to $1.1 million for the three months ended June 30, 2012, compared to $1.0 million for the same period in 2011.  Net charge-offs amounted to $2.3 million for the six months ended June 30, 2012, compared to $2.6 million for the same period in 2011.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2012	2011	2012	2011
Balance, beginning of period	$16,339	$15,275	$16,348	$14,364
Provision for loan losses charged to expense	1,000	1,750	2,200	4,250
Less: Chargeoffs
SBA loans	213	592	828	1,303
SBA 504 loans	100	125	327	425
Commercial loans	540	521	886	1,069
Residential mortgage loans	494	-	607	142
Consumer loans	25	131	25	131
Total chargeoffs	1,372	1,369	2,673	3,070
Add: Recoveries
SBA loans	249	71	302	79
SBA 504 loans	15	77	43	77
Commercial loans	53	214	64	312
Residential mortgage loans	-	-	-	4
Consumer loans	-	-	-	2
Total recoveries	317	362	409	474
Net chargeoffs	1,055	1,007	2,264	2,596
Balance, end of period	$16,284	$16,018	$16,284	$16,018
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans	(0.21)%	2.44%	1.50%	2.88%
SBA 504 loans	0.73	0.33	1.16	1.16
Commercial loans	0.65	0.43	0.56	0.54
Residential mortgage loans	1.49	-	0.92	0.13
Consumer loans	0.22	1.00	0.11	0.49
Total loans	0.71	0.66	0.77	0.85
Allowance to total loans	2.69	2.60	2.69	2.60
Allowance to nonperforming loans	82.11	63.82	82.11	63.82

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At June 30, 2012, a $69 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $79 thousand commitment reserve at December 31, 2011.

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

Total deposits decreased $27.5 million to $616.4 million at June 30, 2012, from $644.0 million at December 31, 2011.  This decrease in deposits was due to decreases of $25.3 million, $5.2 million and $3.3 million in time deposits, savings deposits and interest-bearing demand deposits, respectively, partially offset by an increase of $6.3 million in noninterest-bearing demand deposits.  The decline in time deposits was due to the planned run off of brokered CDs and a maturing high rate promotion done at the end of 2008 to bolster liquidity and the decline in savings deposits included a $5.0 million decrease in municipal deposits.  The increase in noninterest-bearing deposits was a result of new sales initiatives and efforts by branch personnel to bring in deposit relationships.

The mix of deposits at June 30, 2012 was favorable when compared to December 31, 2011, as noninterest-bearing demand deposits increased from 15.7 percent of total deposits to 17.4 percent and time deposits decreased from 24.8 percent of total deposits to 21.8 percent.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both June 30, 2012 and December 31, 2011 and are broken down in the following table:

(In thousands)	June 30, 2012	December 31, 2011
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At June 30, 2012, the Company had $48.8 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2012, is a decline of 0.70 percent in a rising-rate environment and a decline of 1.02 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2012 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2011, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.40 percent in a rising-rate environment and a decline of 1.38 percent in a falling-rate environment.

Operating, Investing and Financing

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. At June 30, 2012, the balance of cash and cash equivalents was $37.8 million, a decrease of $44.7 million from December 31, 2011.

Net cash provided by operating activities totaled $8.4 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of SBA and mortgage loans held for sale.

Net cash used by investing activities amounted to $25.1 million for the six months ended June 30, 2012, compared to net cash provided by investing activities amounting to $14.3 million for the six months ended June 30, 2011.  The cash used by investing activities was primarily a result of the purchase of securities and equipment and funding new loans, partially offset by maturities and paydowns on securities and proceeds from the sale of securities and OREO.

Net cash used by financing activities amounted to $28.0 million and $13.7 million for the six months ended June 30, 2012 and 2011, respectively.  The cash used by financing activities was primarily due to dividends paid on preferred stock and a decrease in the Company’s deposit base, partially offset by proceeds from the exercise of stock options.

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

At June 30, 2012, the Parent Company had $3.1 million in cash and $104 thousand in marketable securities valued at fair market value compared to $3.5 million in cash and $88 thousand in marketable securities at December 31, 2011.  The decrease in cash at the Parent Company was primarily due to the payment of dividends on preferred stock.

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

Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of both June 30, 2012 and December 31, 2011.  At June 30, 2012, $48.8 million was available for additional borrowings from the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.  An additional source of liquidity is the securities available for sale portfolio and SBA loans held for sale portfolio, which amounted to $97.9 million and $6.1 million, respectively, at June 30, 2012.

As of June 30, 2012, deposits included $39.0 million of Government deposits, as compared to $54.6 million at year-end 2011. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $35.3 million of deposits from seven municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

The Company was committed to advance approximately $69.4 million to its borrowers as of June 30, 2012, compared to $79.4 million at December 31, 2011.  At June 30, 2012, $27.0 million of these commitments expire within one year, compared to $37.4 million at December 31, 2011.  At June 30, 2012, the Company had $1.3 million in standby letters of credit compared to $1.8 million at December 31, 2011, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

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

The Company’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of June 30, 2012
Leverage ratio	$87,631	11.08%	≥ $	31,644	4.00%	N/A	N/A
Tier I risk-based capital ratio	87,631	14.22		24,647	4.00	N/A	N/A
Total risk-based capital ratio	95,440	15.49		49,294	8.00	N/A	N/A
As of December 31, 2011
Leverage ratio	$86,077	10.44%	≥ $	32,979	4.00%	N/A	N/A
Tier I risk-based capital ratio	86,077	14.33		24,027	4.00	N/A	N/A
Total risk-based capital ratio	93,696	15.60		48,055	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2012
Leverage ratio	$76,132	9.63%	≥ $	31,618	4.00%	≥ $	39,523	5.00%
Tier I risk-based capital ratio	76,132	12.37		24,623	4.00		36,935	6.00
Total risk-based capital ratio	92,434	15.02		49,246	8.00		61,558	10.00
As of December 31, 2011
Leverage ratio	$74,191	9.01%	≥ $	32,953	4.00%	≥ $	41,192	5.00%
Tier I risk-based capital ratio	74,191	12.36		24,003	4.00		36,004	6.00
Total risk-based capital ratio	90,302	15.05		48,006	8.00		60,007	10.00

Shareholders’ Equity

 Shareholders’ equity increased $1.3 million to $74.9 million at June 30, 2012 compared to $73.6 million at December 31, 2011, due to net income of $1.9 million and $171 thousand from the issuance of common stock under employee benefit plans, partially offset by $192 thousand depreciation in the net unrealized gains on available for sale securities and cash flow hedge derivatives and $517 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the three or six months ended June 30, 2012 or 2011.  The Company is currently preserving capital and may resume paying dividends when earnings and credit quality improve.

The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of June 30, 2012, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when and if it is reinstated.  There were no shares repurchased during the three or six month periods ended June 30, 2012 or 2011.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it may be prudent to limit the variability of a portion of its interest payments and, therefore, may hedge a portion of its variable-rate interest payments. To meet this objective, management has historically entered into interest rate swap agreements whereby the Company received variable interest rate payments and made fixed interest rate payments during the contract period.

The Company was not a party to any interest rate swap agreements as of June 30, 2012, as the remaining interest rate swap agreement with a notional amount of $5.0 million expired during the first quarter of 2012.  At December 31, 2011, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

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

Impact of Inflation and Changing Prices

The financial statements and notes thereto, presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of the operations.  Unlike most industrial companies, nearly all the Company’s assets and liabilities are monetary.  As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3                        Quantitative and Qualitative Disclosures about Market Risk

During 2012, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4                        Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

b)

Changes in internal controls over financial reporting – No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1                        Legal Proceedings

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

ITEM 1A            Risk Factors

Information regarding this item as of June 30, 2012 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 2                        Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3                        Defaults upon Senior Securities - None

ITEM 4                        Mine Safety Disclosures - N/A

ITEM 5                        Other Information - None

ITEM 6                        Exhibits

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

UNITY BANCORP, INC.

Dated: August 10, 2012	/s/ Alan J. Bedner, Jr.
Alan J. Bedner, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of Alan J. Bedner, Jr. Required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and Alan J. Bedner, Jr. Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document