Form 10-Q
period 2012-09-30
UNITY BANCORP INC /NJ/
filed 2012-11-09
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes x            No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer o   Accelerated filer o   Nonaccelerated filer o   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:

Yes o            No x

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2012 common stock, no par value: 7,506,674 shares outstanding

PART I                        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1                        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Cash and due from banks	$17,027	$17,688	$15,965
Federal funds sold and interest-bearing deposits	55,536	64,886	74,125
Cash and cash equivalents	72,563	82,574	90,090
Securities:
Securities available for sale	90,852	88,765	88,083
Securities held to maturity (fair value of $16,884, $19,879 and $13,782, respectively)	15,585	18,771	12,669
Total securities	106,437	107,536	100,752
Loans:
SBA loans held for sale	7,708	7,668	9,284
SBA loans held to maturity	59,299	64,175	66,363
SBA 504 loans	41,771	55,108	55,520
Commercial loans	306,569	283,104	284,046
Residential mortgage loans	137,192	134,090	136,942
Consumer loans	44,371	48,447	51,478
Total loans	596,910	592,592	603,633
Allowance for loan losses	(15,294)	(16,348)	(16,447)
Net loans	581,616	576,244	587,186

Premises and equipment, net	12,016	11,350	10,648
Bank owned life insurance ("BOLI")	9,327	9,107	9,033
Deferred tax assets	6,221	6,878	6,889
Federal Home Loan Bank stock	3,989	4,088	4,088
Accrued interest receivable	3,478	3,703	3,519
Other real estate owned ("OREO")	1,456	3,032	3,555
Prepaid FDIC insurance	2,079	2,545	2,653
Goodwill and other intangibles	1,518	1,530	1,533
Other assets	1,975	2,259	706

Total assets	$802,675	$810,846	$820,652
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$105,529	$101,193	$93,706
Interest-bearing demand deposits	104,469	104,749	100,807
Savings deposits	295,567	278,603	296,571
Time deposits, under $100,000	78,104	102,809	105,840
Time deposits, $100,000 and over	49,457	56,617	57,247
Total deposits	633,126	643,971	654,171

Borrowed funds	75,000	75,000	75,000
Subordinated debentures	15,465	15,465	15,465
Accrued interest payable	464	523	533
Accrued expenses and other liabilities	2,233	2,329	2,347
Total liabilities	726,288	737,288	747,516
Commitments and contingencies	-	-	-
Shareholders' equity:
Cumulative perpetual preferred stock	19,968	19,545	19,409
Common stock	54,176	53,746	53,663
Retained earnings (deficit)	1,028	(854)	(1,056)
Accumulated other comprehensive income	1,215	1,121	1,120
Total shareholders' equity	76,387	73,558	73,136

Total liabilities and shareholders' equity	$802,675	$810,846	$820,652

Preferred shares	21	21	21
Issued and outstanding common shares	7,503	7,459	7,413

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$13	$6	$56	$26
Federal Home Loan Bank stock	50	46	144	147
Securities:
Available for sale	656	804	2,066	2,558
Held to maturity	146	157	482	625
Total securities	802	961	2,548	3,183
Loans:
SBA loans	881	1,243	2,652	3,671
SBA 504 loans	647	838	2,098	2,626
Commercial loans	4,313	4,417	12,707	13,304
Residential mortgage loans	1,631	1,825	4,869	5,502
Consumer loans	534	616	1,624	1,931
Total loans	8,006	8,939	23,950	27,034
Total interest income	8,871	9,952	26,698	30,390
INTEREST EXPENSE
Interest-bearing demand deposits	108	137	368	420
Savings deposits	293	536	933	1,701
Time deposits	619	979	2,222	3,119
Borrowed funds and subordinated debentures	824	947	2,486	2,851
Total interest expense	1,844	2,599	6,009	8,091
Net interest income	7,027	7,353	20,689	22,299
Provision for loan losses	1,000	1,400	3,200	5,650
Net interest income after provision for loan losses	6,027	5,953	17,489	16,649
NONINTEREST INCOME
Branch fee income	383	374	1,131	1,054
Service and loan fee income	366	213	954	840
Gain on sale of SBA loans held for sale, net	46	338	427	848
Gain on sale of mortgage loans, net	662	250	1,526	506
BOLI income	74	74	220	221
Net security gains	7	266	514	353
Other income	236	139	558	534
Total noninterest income	1,774	1,654	5,330	4,356
NONINTEREST EXPENSE
Compensation and benefits	3,191	2,944	9,505	8,881
Occupancy	690	615	2,038	2,161
Processing and communications	544	549	1,631	1,593
Furniture and equipment	368	384	1,085	1,178
Professional services	196	206	598	599
Loan collection costs	182	235	453	660
OREO expenses	36	491	398	936
Deposit insurance	162	60	502	661
Advertising	181	187	630	510
Other expenses	449	430	1,319	1,328
Total noninterest expense	5,999	6,101	18,159	18,507
Income before provision for income taxes	1,802	1,506	4,660	2,498
Provision for income taxes	606	420	1,583	548
Net income	1,196	1,086	3,077	1,950
Preferred stock dividends and discount accretion	397	386	1,195	1,164
Income available to common shareholders	$799	$700	$1,882	$786

Net income per common share - Basic	$0.11	$0.09	$0.25	$0.11
Net income per common share - Diluted	$0.10	$0.09	$0.24	$0.10

Weighted average common shares outstanding - Basic	7,473	7,413	7,465	7,301
Weighted average common shares outstanding - Diluted	7,782	7,781	7,786	7,719

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$1,196	$1,086	$3,077	$1,950
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	286	143	405	1,060
Less: Reclassification adjustment for gains included in net income	-	210	337	313
Total unrealized gains (losses) on securities	286	(67)	68	747
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	-	91	26	250
Total other comprehensive income	286	24	94	997
Total comprehensive income	$1,482	$1,110	$3,171	$2,947

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2012 and 2011

(Unaudited)

		Common stock		Retained	Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	earnings (deficit)	comprehensive income	shareholders' equity
Balance, December 31, 2011	$19,545	7,459	$53,746	$(854)	$1,121	$73,558
Net income				3,077		3,077
Unrealized holding gains on securities and cash flow hedge derivatives					94	94
Accretion of discount on preferred stock	423			(423)		-
Dividends on preferred stock (5% annually)				(772)		(772)
Common stock issued and related tax effects (1)		44	430			430
Balance, September 30, 2012	$19,968	7,503	$54,176	$1,028	$1,215	$76,387

		Common stock				Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Accumulated deficit	Treasury stock	comprehensive income	shareholders' equity
Balance, December 31, 2010	$19,019	7,211	$55,884	$(772)	$(4,169)	$123	$70,085
Net income				1,950			1,950
Unrealized holding gains on securities and cash flow hedge derivatives						997	997
Accretion of discount on preferred stock	390			(390)			-
Dividends on preferred stock (5% annually)				(776)			(776)
Retire Treasury stock			(3,101)	(1,068)	4,169		-
Common stock issued and related tax effects (1)		202	880				880
Balance, September 30, 2011	$19,409	7,413	$53,663	$(1,056)	$-	$1,120	$73,136

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2012	2011
OPERATING ACTIVITIES:
Net income	$3,077	$1,950
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200	5,650
Net amortization of purchase premiums and discounts on securities	638	378
Depreciation and amortization	999	785
Deferred income tax expense (benefit)	594	(4)
Net security gains	(514)	(353)
Stock compensation expense	234	145
Loss on sale of OREO	77	198
Gain on sale of mortgage loans held for sale, net	(1,526)	(506)
Gain on sale of SBA loans held for sale, net	(427)	(848)
Origination of mortgage loans held for sale	(71,568)	(29,029)
Origination of SBA loans held for sale	(4,700)	(9,977)
Proceeds from sale of mortgage loans held for sale, net	73,094	29,535
Proceeds from sale of SBA loans held for sale, net	5,087	11,938
Loss on sale or disposal of premises and equipment	23	199
Net change in other assets and liabilities	1,428	3,774
Net cash provided by operating activities	9,716	13,835
INVESTING ACTIVITIES
Purchases of securities held to maturity	(624)	-
Purchases of securities available for sale	(32,802)	(30,264)
Maturities and principal payments on securities held to maturity	3,706	6,197
Maturities and principal payments on securities available for sale	24,172	27,485
Proceeds from sales of securities held to maturity	-	2,168
Proceeds from sales of securities available for sale	6,638	23,123
Proceeds from redemption of Federal Home Loan Bank stock	99	117
Proceeds from sale of OREO	3,525	1,526
Net decrease (increase) in loans	(11,499)	3,647
Proceeds from sale or disposal of premises and equipment	12	-
Purchases of premises and equipment	(1,493)	(725)
Net cash provided by (used in) investing activities	(8,266)	33,274
FINANCING ACTIVITIES
Net decrease in deposits	(10,844)	(617)
Proceeds from exercise of stock options	157	446
Dividends on preferred stock	(774)	(774)
Net cash used in financing activities	(11,461)	(945)
Increase (decrease) in cash and cash equivalents	(10,011)	46,164
Cash and cash equivalents, beginning of period	82,574	43,926
Cash and cash equivalents, end of period	$72,563	$90,090

SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$6,068	$8,114
Income taxes paid	939	356
Noncash investing activities:
Transfer of loans to OREO	2,772	4,047

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2012

NOTE 1.  Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were available to be issued.

Estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of deferred income tax assets and the fair value of financial instruments.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2012 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	643,206	$6.80	5.3	$517,867
Options granted	2,500	5.95
Options exercised	(111,208)	4.99
Options forfeited	(9,999)	6.08
Options expired	(843)	6.93
Outstanding at September 30, 2012	523,656	$7.19	5.2	$315,276
Exercisable at September 30, 2012	408,907	$7.48	4.2	$280,602

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2012, 1,720,529 shares have been reserved for issuance upon the exercise of options, 523,656 option grants are outstanding, and 1,063,574 option grants have been exercised, forfeited or expired, leaving 133,299 shares available for grant.

The fair values of the options granted during the nine months ended September 30, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the nine months ended September 30,
	2012	2011
Number of options granted	2,500	67,000
Weighted average exercise price	$5.95	$6.66
Weighted average fair value of options	$2.79	$3.20
Expected life in years (1)	4.72	4.62
Expected volatility (2)	56.33%	57.69%
Risk-free interest rate (3)	0.72%	1.28%
Dividend yield (4)	-%	-%
(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Number of options exercised	107,367	738	111,208	233,105
Total intrinsic value of options exercised	$109,896	$2,294	$115,951	$753,440
Cash received from options exercised	148,226	2,610	169,636	445,515
Tax deduction realized from options exercised	40,401	569	40,913	298,494

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	119,750	6.6	$3.87	103,832	$3.86
4.01 - 8.00	226,158	7.0	6.52	127,327	6.54
8.01 - 12.00	121,107	1.4	9.22	121,107	9.22
12.01 - 16.00	56,641	3.4	12.54	56,641	12.54
Total	523,656	5.2	$7.19	408,907	$7.48

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2012 and 2011 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Compensation expense	$38,167	$39,716	$113,631	$85,494
Income tax benefit	11,935	15,615	40,333	32,468

As of September 30, 2012, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $231 thousand.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2012:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2011	93,684	$6.06
Granted	1,000	5.95
Vested	(11,534)	6.44
Forfeited	(2,000)	6.25
Nonvested restricted stock at September 30, 2012	81,150	$6.00

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2012, 221,551 shares of restricted stock were reserved for issuance, of which 46,162 shares are available for grant.

Restricted stock awards granted during the nine months ended September 30, 2012 and 2011 were as follows:

	For the nine months ended September 30,
	2012	2011
Number of shares granted	1,000	22,500
Average grant date fair value	$5.95	$6.66

Compensation expense related to the restricted stock for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Compensation expense	$39,301	$28,608	$120,413	$60,025

As of September 30, 2012, there was approximately $389 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

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

Derivative Instruments and Hedging Activities

The Company may use derivative instruments, such as interest rate swaps, to manage interest rate risk.  The Company recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship.  For derivatives not designated as an accounting hedge, the gain or loss is recognized in trading noninterest income.  The Company had no derivative instruments at September 30, 2012, and all of the Company's derivative instruments qualified as hedging instruments at December 31, 2011.

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

The Company maintains an allowance for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expenses and applied to the allowance which is classified as other liabilities.

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

For debt securities, management assesses its intent to sell or whether it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired where management has no intent to sell and the Company has no requirement to sell prior to recovery of its amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income	$1,196	$1,086	$3,077	$1,950
Less: Preferred stock dividends and discount accretion	397	386	1,195	1,164
Income available to common shareholders	$799	$700	$1,882	$786
Weighted average common shares outstanding - Basic	7,473	7,413	7,465	7,301
Plus: Potential dilutive common stock equivalents	309	368	321	418
Weighted average common shares outstanding - Diluted	7,782	7,781	7,786	7,719
Net income per common share - Basic	$0.11	$0.09	$0.25	$0.11
Net income per common share - Diluted	0.10	0.09	0.24	0.10
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	499	385	505	358

The "potential dilutive common stock equivalents" shown in the table above includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were dilutive for the three and nine months ended September 30, 2012 and 2011.

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

For the quarter ended September 30, 2012, the Company reported income tax expense of $606 thousand for an effective tax rate of 33.6 percent, compared to an income tax expense of $420 thousand and effective tax rate of 27.9 percent for the prior year’s quarter.  For the nine months ended September 30, 2012, the Company reported income tax expense of $1.6 million for an effective tax rate of 34.0 percent, compared to an income tax expense of $548 thousand and effective tax rate of 21.9 percent for the nine months ended September 30, 2011.  The provision for income taxes for the nine months ended September 30, 2011 included the reversal of $258 thousand of a valuation reserve for deferred taxes related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 32.3 percent.

The Company did not recognize or accrue any interest or penalties related to income taxes during the nine months ended September 30, 2012 or 2011.  The Company does not have an accrual for uncertain tax positions as of September 30, 2012 or December 31, 2011, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2008 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income (loss) for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012			2011
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains (losses) on securities:
Balance, beginning of period			$929			$1,237
Unrealized holding gains arising during period	$477	$191	286	$207	$64	143
Less: Reclassification adjustment for gains included in net income	-	-	-	316	106	210
Net unrealized gains (losses) on securities arising during the period	477	191	286	(109)	(42)	(67)
Balance, end of period			1,215			1,170
Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$-			$(141)
Unrealized holding gain on cash flow hedges arising during the period	$-	$-	-	$153	$62	91
Balance, end of period			-			(50)
Total accumulated other comprehensive income			$1,215			$1,120

The following table shows the changes in other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012			2011
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains on securities:
Balance, beginning of period			$1,147			$423
Unrealized holding gains arising during period	$622	$217	405	$1,717	$657	1,060
Less: Reclassification adjustment for gains included in net income	507	170	337	471	158	313
Net unrealized gains on securities arising during the period	115	47	68	1,246	499	747
Balance, end of period			1,215			1,170
Net unrealized gains (losses) on cash flow hedges:
Balance, beginning of period			$(26)			$(300)
Unrealized holding gain on cash flow hedges arising during the period	$43	$17	26	$416	$166	250
Balance, end of period			-			(50)
Total accumulated other comprehensive income			$1,215			$1,120

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

As of September 30, 2012, the fair value of the Company's AFS securities portfolio was $90.9 million.  Approximately 52 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $47.7 million at September 30, 2012.  Approximately $46.2 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as Level 2 assets at September 30, 2012.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2012, as compared to the periods ended December 31, 2011 and September 30, 2011.  The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Securities available for sale:
U.S. Government sponsored entities	$-	$2,050	$-	$2,050
State and political subdivisions	-	14,415	-	14,415
Residential mortgage-backed securities	-	47,701	-	47,701
Commercial mortgage-backed securities	-	6,158	-	6,158
Corporate and other securities	-	20,528	-	20,528
Total securities available for sale	$-	$90,852	$-	$90,852

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Securities available for sale:
U.S. Government sponsored entities	$-	$5,376	$-	$5,376
State and political subdivisions	-	17,878	-	17,878
Residential mortgage-backed securities	-	57,924	-	57,924
Commercial mortgage-backed securities	-	210	-	210
Corporate and other securities	-	7,377	-	7,377
Total securities available for sale	$-	$88,765	$-	$88,765
Financial liabilities:
Interest rate swap agreements	$	$43	$	$43

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

Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependant loans.  When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status.  The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status when the borrower makes nine months of contractual payments and demonstrates the ability to service the debt going forward.  Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2012, the valuation allowance for impaired loans was $2.4 million, a decrease of $1.3 million from $3.7 million at June 30, 2012 and $2.1 million from $4.4 million at December 31, 2011.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2012 and September 30, 2011 and the fair value gains (losses) recognized during the three and nine months ended September 30, 2012 and 2011:

	Fair value at September 30, 2012				Gains (losses) from fair value changes	Gains (losses) from fair value changes
(In thousands)	Level 1	Level 2	Level 3	Total	for the three months ended September 30, 2012	for the nine months ended September 30, 2012
Financial assets:
OREO	$-	$-	$269	$269	$(119)	$(863)
Impaired collateral-dependent loans	-	-	12,162	12,162	1,320	2,067

	Fair value at September 30, 2011				Losses from fair value changes	Losses from fair value changes
(In thousands)	Level 1	Level 2	Level 3	Total	for the three months ended September 30, 2011	for the nine months ended September 30, 2011
Financial assets:
OREO	$-	$-	$3,028	$3,028	$(325)	$(550)
Impaired collateral-dependent loans	-	-	13,019	13,019	(381)	(1,821)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2012 and December 31, 2011 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Borrowed Funds and Subordinated Debentures

The fair value of borrowings is estimated by discounting the projected future cash flows using current market rates.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Standby Letters of Credit

At September 30, 2012, the Bank had standby letters of credit outstanding of $1.3 million, as compared to $1.8 million at December 31, 2011.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of September 30, 2012 and December 31, 2011:

		September 30, 2012		December 31, 2011
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$72,563	$72,563	$82,574	$82,574
Securities held to maturity	Level 2	15,585	16,884	18,771	19,879
SBA loans held for sale	Level 2	7,708	8,417	7,668	8,192
Loans, net of allowance for loan losses	Level 2	573,908	574,969	568,576	572,165
Federal Home Loan Bank stock	Level 2	3,989	3,989	4,088	4,088
SBA servicing assets	Level 3	391	391	418	418
Accrued interest receivable	Level 2	3,478	3,478	3,703	3,703
Financial liabilities:
Deposits	Level 2	633,126	635,416	643,971	647,281
Borrowed funds and subordinated debentures	Level 2	90,465	100,614	90,465	102,533
Accrued interest payable	Level 2	464	464	523	523

Note 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$1,979	$71	$-	$2,050	$5,274	$102	$-	$5,376
State and political subdivisions	13,853	566	(4)	14,415	17,031	856	(9)	17,878
Residential mortgage-backed securities	46,137	1,700	(136)	47,701	56,546	1,655	(277)	57,924
Commercial mortgage-backed securities	6,128	41	(11)	6,158	208	2	-	210
Corporate and other securities	20,733	389	(594)	20,528	7,799	5	(427)	7,377
Total securities available for sale	$88,830	$2,767	$(745)	$90,852	$86,858	$2,620	$(713)	$88,765
Held to maturity:
State and political subdivisions	$2,748	$279	$-	$3,027	$2,992	$192	$-	$3,184
Residential mortgage-backed securities	10,159	381	(9)	10,531	13,083	329	(31)	13,381
Commercial mortgage-backed securities	2,678	648	-	3,326	2,696	618	-	3,314
Total securities held to maturity	$15,585	$1,308	$(9)	$16,884	$18,771	$1,139	$(31)	$19,879

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2012 is primarily distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.  The total weighted average yield excludes equity securities.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,160	1.40%	$8	0.97%	$882	3.69%	$2,050	2.38%
State and political subdivisions	-	-	148	6.50	10,077	3.02	4,190	2.42	14,415	3.26
Residential mortgage-backed securities	67	3.46	102	3.35	1,060	4.56	46,472	2.98	47,701	3.01
Commercial mortgage-backed securities	-	-	-	-	-	-	6,158	2.01	6,158	2.01
Corporate and other securities	-	-	3,359	2.55	3,769	3.73	13,400	2.15	20,528	2.51
Total securities available for sale	$67	3.46%	$4,769	2.41%	$14,914	3.31%	$71,102	2.75%	$90,852	2.86%
Held to maturity at cost:
State and political subdivisions	$624	0.75%	$-	-%	$-	-%	$2,124	4.69%	$2,748	3.80%
Residential mortgage-backed securities	-	-	901	4.59	808	4.87	8,450	2.65	10,159	3.00
Commercial mortgage-backed securities	-	-	-	-	-	-	2,678	5.40	2,678	5.40
Total securities held to maturity	$624	0.75%	$901	4.59%	$808	4.87%	$13,252	3.53%	$15,585	3.55%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
		Less than 12 months		12 months and greater		Total
(In thousands)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
State and political subdivisions	2	$779	$(4)	$-	$-	$779	$(4)
Residential mortgage-backed securities	6	2,637	(24)	2,212	(112)	4,849	(136)
Commercial mortgage-backed securities	4	1,527	(11)	-	-	1,527	(11)
Corporate and other securities	5	1,036	(34)	2,979	(560)	4,015	(594)
Total temporarily impaired investments	17	$5,979	$(73)	$5,191	$(672)	$11,170	$(745)
Held to maturity:
Residential mortgage-backed securities	1	$-	$-	$333	$(9)	$333	$(9)
Total temporarily impaired investments	1	$-	$-	$333	$(9)	$333	$(9)

	December 31, 2011
		Less than 12 months		12 months and greater		Total
(In thousands)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
State and political subdivisions	2	$424	$(9)	$-	$-	$424	$(9)
Residential mortgage-backed securities	6	4,512	(80)	871	(197)	5,383	(277)
Corporate and other securities	8	5,038	(173)	1,334	(254)	6,372	(427)
Total temporarily impaired investments	16	$9,974	$(262)	$2,205	$(451)	$12,179	$(713)
Held to maturity:
Residential mortgage-backed securities	3	$2,545	$(4)	$542	$(27)	$3,087	$(31)
Total temporarily impaired investments	3	$2,545	$(4)	$542	$(27)	$3,087	$(31)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

State and political subdivision securities: The unrealized losses on investments in this type of security were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2012 or December 31, 2011.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or faster prepayment speeds.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2012 or December 31, 2011.

Corporate and other securities: Included in this category are corporate debt securities, stock of other financial institutions, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads and the unrealized losses on stock of other financial institutions and CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2012 or December 31, 2011.  The unrealized losses on asset-backed securities were caused by increases in interest rate spreads.  The majority of contractual cash flows of these securities are guaranteed by Sallie Mae as part of the Federal Family Education Loan ("FFEL") Program. It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2012 or December 31, 2011.  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At September 30, 2012 and December 31, 2011, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of September 30, 2012 or December 31, 2011.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and nine months ended September 30, 2012 and 2011 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Available for sale:
Realized gains	$-	$316	$511	$484
Realized losses	-	-	(4)	(13)
Total securities available for sale	-	316	507	471
Held to maturity:
Realized gains	7	-	7	-
Realized losses	-	(50)	-	(118)
Total securities held to maturity	7	(50)	7	(118)
Net gains on sales of securities	$7	$266	$514	$353

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three and nine months ended September 30, 2012, there were gross realized gains of $7 thousand and $518 thousand, respectively.  There were no realized losses during the third quarter of 2012 and gross realized losses of $4 thousand during the year to date period.  The net realized gains during 2012 were a result of the following:

·	The Company sold approximately $6.1 million in book value of available for sale mortgage-backed and municipal securities, resulting in pre-tax gains of approximately $511 thousand,
·	The call of a tax-exempt held to maturity municipal security resulted in a $7 thousand gain, partially offset by
·	Losses of $4 thousand on the partial call of $64 thousand in book value of one available for sale municipal security.

For the three and nine months ended September 30, 2011, there were gross realized gains of $316 thousand and $484 thousand, respectively, and gross realized losses of $50 thousand and $131 thousand, respectively.  The net realized gains during the nine months ended September 30, 2011 were primarily attributed to:

·	The Company selling approximately $21.7 million in book value of mortgage-backed securities, resulting in pretax gains of approximately $484 thousand, partially offset by
·	Losses of $13 thousand on the sale of approximately $1.0 million in book value of five available for sale mortgage-backed securities and
·

Losses of $118 thousand on the sale of held to maturity securities, primarily private label mortgage-backed securities. Although designated as held to maturity, these securities were sold due to the deterioration in the underlying credit, as evidenced by downgrades in their credit ratings.

Pledged Securities

Securities with a carrying value of $73.8 million and $81.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $23.1 million and $27.7 million pledged against Government deposits at September 30, 2012 and December 31, 2011, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2012 and December 31, 2011:

(In thousands)	September 30, 2012	December 31, 2011
SBA loans	$67,007	$71,843
SBA 504 loans	41,771	55,108
Commercial loans
Commercial other	25,480	26,542
Commercial real estate	269,015	246,824
Commercial real estate construction	12,074	9,738
Residential mortgage loans
Residential mortgages	129,490	123,843
Residential construction	-	2,205
Purchased residential mortgages	7,702	8,042
Consumer loans
Home equity	43,315	46,935
Consumer other	1,056	1,512
Total loans	$596,910	$592,592

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2012:

	September 30, 2012
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans	$52,664	$7,349	$6,994	$67,007
SBA 504 loans	32,101	4,089	5,581	41,771
Commercial loans
Commercial other	21,079	1,735	2,666	25,480
Commercial real estate	225,472	36,547	6,996	269,015
Commercial real estate construction	11,872	202	-	12,074
Total commercial loans	258,423	38,484	9,662	306,569
Total SBA, SBA 504 and commercial loans	$343,188	$49,922	$22,237	$415,347

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages		$126,967	$2,523	$129,490
Purchased residential mortgages		4,535	3,167	7,702
Total residential mortgage loans		131,502	5,690	137,192
Consumer loans
Home equity		43,067	248	43,315
Consumer other		1,047	9	1,056
Total consumer loans		$44,114	$257	$44,371
Total loans				$596,910

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans	$2,928	$174	$-	$3,167	$6,269	$60,738	$67,007
SBA 504 loans	3,741	-	-	1,172	4,913	36,858	41,771
Commercial loans
Commercial other	50	-	2	1,199	1,251	24,229	25,480
Commercial real estate	1,949	274	432	5,849	8,504	260,511	269,015
Commercial real estate construction	-	-	-	-	-	12,074	12,074
Residential mortgage loans
Residential mortgages	1,922	843	1,162	2,523	6,450	123,040	129,490
Purchased residential mortgages	3	617	34	3,167	3,821	3,881	7,702
Consumer loans
Home equity	1,198	34	-	248	1,480	41,835	43,315
Consumer other	5	-	-	9	14	1,042	1,056
Total loans	$11,796	$1,942	$1,630	$17,334	$32,702	$564,208	$596,910

(1) At September 30, 2012, nonaccrual loans included $1.6 million of troubled debt restructurings ("TDRs") and $566 thousand of loans guaranteed by the SBA.  The remaining $17.3 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following tables provide detail on the Company’s impaired loans with the associated allowance amount, if applicable, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In thousands)	Outstanding principal balance	Specific reserves	Net exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$1,354	$-	$1,354
SBA 504 loans	5,483	-	5,483
Commercial loans
Commercial other	2,036	-	2,036
Commercial real estate	4,654	-	4,654
Total commercial loans	6,690	-	6,690
Total impaired loans with no related allowance	13,527	-	13,527

With an allowance:
SBA loans (1)	2,180	850	1,330
Commercial loans
Commercial other	112	112	-
Commercial real estate	12,252	1,420	10,832
Total commercial loans	12,364	1,532	10,832
Total impaired loans with a related allowance	14,544	2,382	12,162

Total individually evaluated impaired loans:
SBA loans (1)	3,534	850	2,684
SBA 504 loans	5,483	-	5,483
Commercial loans
Commercial other	2,148	112	2,036
Commercial real estate	16,906	1,420	15,486
Total commercial loans	19,054	1,532	17,522
Total individually evaluated impaired loans	28,071	2,382	25,689

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	2,523	-	2,523
Purchased residential mortgages	3,167	-	3,167
Total residential mortgage loans	5,690	-	5,690
Consumer loans
Home equity	248	-	248
Consumer other	9	-	9
Total consumer loans	257	-	257
Total homogeneous collectively evaluated impaired loans	5,947	-	5,947

Total impaired loans	$34,018	$2,382	$31,636

(1) Balances are reduced by amount guaranteed by the Small Business Administration of $566 thousand at September 30, 2012.

	December 31, 2011
(In thousands)	Outstanding principal balance	Specific reserves	Net exposure (balance less specific reserves)
With no related allowance:
SBA loans (1)	$1,553	$-	$1,553
SBA 504 loans	5,331	-	5,331
Commercial loans
Commercial other	1,725	-	1,725
Commercial real estate	6,197	-	6,197
Total commercial loans	7,922	-	7,922
Total impaired loans with no related allowance	14,806	-	14,806

With an allowance:
SBA loans (1)	4,763	1,694	3,069
SBA 504 loans	1,127	1	1,126
Commercial loans
Commercial other	75	75	-
Commercial real estate	11,589	2,530	9,059
Commercial real estate construction	600	149	451
Total commercial loans	12,264	2,754	9,510
Total impaired loans with a related allowance	18,154	4,449	13,705

Total individually evaluated impaired loans:
SBA loans (1)	6,316	1,694	4,622
SBA 504 loans	6,458	1	6,457
Commercial loans
Commercial other	1,800	75	1,725
Commercial real estate	17,786	2,530	15,256
Commercial real estate construction	600	149	451
Total commercial loans	20,186	2,754	17,432
Total individually evaluated impaired loans	32,960	4,449	28,511

Homogeneous collectively evaluated impaired loans:
Residential mortgage loans
Residential mortgages	1,831	-	1,831
Residential construction	2,169	-	2,169
Purchased residential mortgages	2,037	-	2,037
Total residential mortgage loans	6,037	-	6,037
Consumer loans
Home equity	259	-	259
Consumer other	9	-	9
Total consumer loans	268	-	268
Total homogeneous collectively evaluated impaired loans	6,305	-	6,305

Total impaired loans	$39,265	$4,449	$34,816

(1) Balances are reduced by amount guaranteed by the SBA of $939 thousand at December 31, 2011.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2012 and 2011.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  Any interest income recognized on a cash basis during the three and nine months ended September 30, 2012 and 2011 was immaterial.  The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only.

	For the three months ended September 30,
	2012		2011
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans (1)	$3,405	$48	$6,768	$57
SBA 504 loans	5,828	69	8,284	67
Commercial loans
Commercial other	3,567	13	1,388	8
Commercial real estate	18,879	157	16,366	120
Commercial real estate construction	-	-	600	-
Residential mortgage loans
Residential mortgages	2,104	-	2,202	-
Purchased residential mortgages	3,168	-	2,251	-
Consumer loans
Home equity	290	-	269	-
Consumer other	10	-	9	-
Total	$37,251	$287	$38,137	$252

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $534 thousand and $1.7 million for the three months ended September 30, 2012 and 2011, respectively.

	For the nine months ended September 30,
	2012		2011
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans (1)	$4,436	$164	$6,631	$174
SBA 504 loans	6,244	209	9,223	172
Commercial loans
Commercial other	3,560	40	1,118	17
Commercial real estate	19,031	454	14,206	277
Commercial real estate construction	178	-	813	-
Residential mortgage loans
Residential mortgages	1,904	-	2,166	-
Residential construction	1,205	-	-	-
Purchased residential mortgages	2,512	-	2,165	-
Consumer loans
Home equity	301	-	282	-
Consumer other	10	-	4	-
Total	$39,381	$867	$36,608	$640

(1) Balances are reduced by the average amount guaranteed by the Small Business Administration of $567 thousand and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Troubled Debt Restructurings:

The Company's loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.  Effective September 30, 2011, the Company adopted the amendments in Accounting Standards Update ("ASU") No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, and did not identify any additional TDRs as a result of this adoption.

TDRs of $18.9 million and $21.1 million are included in the impaired loan numbers listed above as of September 30, 2012 and December 31, 2011,  respectively.  Specific reserves for these TDRs were  $1.6 million and $3.6 million as of September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, $1.6 million of TDRs were in nonaccrual status, compared to $3.6 million at December 31, 2011.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

There were no loans modified during the three months ended September 30, 2012 that were deemed to be TDRs.  The following table details loans modified during the three months ended September 30, 2011, including the number of modifications, the recorded investment at the time of the modification and the quarter-to-date impact to interest income as a result of the modification.

	For the three months ended September 30,
	2011
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial real estate	2	1,082	$-
Total	2	1,082	$-

The following table details loans modified during the nine months ended September 30, 2012 and 2011, including the number of modifications, the recorded investment at the time of the modification and the year-to-date impact to interest income as a result of the modification.

	For the nine months ended September 30,
	2012			2011
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
SBA loans	-	$-	$-	1	$46	$-
SBA 504 loans	-	-	-	1	1,339	12
Commercial loans
Commercial other	-	-	-	1	985	4
Commercial real estate	3	1,856	11	6	7,720	6
Total	3	$1,856	$11	9	$10,090	$22

In addition, there was one loan modified as a  TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended September 30, 2012.  In this case, subsequent default is defined as being transferred to nonaccrual status.  There were no additional defaults during the current year to date period and three subsequent defaults during the nine months ended September 30, 2011.  These defaults are detailed in the following table:

	For the nine months ended September 30,
	2012		2011
(In thousands, except number of contracts)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
SBA loans	-	$-	1	$52
Commercial loans
Commercial real estate	1	909	2	729
Total	1	$909	3	$781

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   There were no TDRs during third quarter of 2012.  The following table shows the types of modifications done during the three months ended September 30, 2011, with the respective loan balances as of September 30, 2011:

	For the three months ended September 30, 2011
(In thousands)	Commercial real estate	Total
Type of modification:
Reduced interest rate	$590	$590
Interest only with reduced interest rate	492	492
Total TDRs	$1,082	$1,082

The following tables show the types of modifications done during the nine months ended September 30, 2012 and 2011, with the respective loan balances as of those period ends:

	For the nine months ended September 30, 2012
(In thousands)	Commercial real estate	Total
Type of modification:
Interest only	$1,856	$1,856
Total TDRs	$1,856	$1,856

	For the nine months ended September 30, 2011
(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$-	$-	$-	$1,617	$1,617
Reduced interest rate	-	-	-	590	590
Interest only with reduced interest rate	-	-	985	5,512	6,497
Interest only with nominal principal	44	-	-	-	44
Previously modified back to original terms	-	1,333	-	-	1,333
Total TDRs	$44	$1,333	$985	$7,719	$10,081

Note 9. Allowance for Loan Losses and Unfunded Loan Commitments

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011.

	For the three months ended September 30, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284
Charge-offs	(254)	(481)	(1,428)	(65)	(31)	-	(2,259)
Recoveries	195	15	58	-	1	-	269
Net charge-offs	(59)	(466)	(1,370)	(65)	(30)	-	(1,990)
Provision for loan losses charged to expense	(37)	342	527	66	14	88	1,000
Ending balance	$3,105	$1,207	$7,913	$1,837	$506	$726	$15,294

	For the three months ended September 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$4,297	$1,410	$7,669	$1,762	$569	$311	$16,018
Charge-offs	(310)	(325)	(450)	-	-	-	(1,085)
Recoveries	111	-	3	-	-	-	114
Net charge-offs	(199)	(325)	(447)	-	-	-	(971)
Provision for loan losses charged to expense	223	533	346	4	(20)	314	1,400
Ending balance	$4,321	$1,618	$7,568	$1,766	$549	$625	$16,447

The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Charge-offs	(1,081)	(808)	(2,314)	(672)	(56)	-	(4,931)
Recoveries	496	58	122	-	1	-	677
Net charge-offs	(585)	(750)	(2,192)	(672)	(55)	-	(4,254)
Provision for loan losses charged to expense	(398)	534	1,976	806	25	257	3,200
Ending balance	$3,105	$1,207	$7,913	$1,837	$506	$726	$15,294

	For the nine months ended September 30, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$4,198	$1,551	$6,011	$1,679	$586	$339	$14,364
Charge-offs	(1,613)	(750)	(1,519)	(142)	(131)	-	(4,155)
Recoveries	185	82	315	4	2	-	588
Net charge-offs	(1,428)	(668)	(1,204)	(138)	(129)	-	(3,567)
Provision for loan losses charged to expense	1,551	735	2,761	225	92	286	5,650
Ending balance	$4,321	$1,618	$7,568	$1,766	$549	$625	$16,447

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$850	$-	$1,532	$-	$-	$-	$2,382
Collectively evaluated for impairment	2,255	1,207	6,381	1,837	506	726	12,912
Total	$3,105	$1,207	$7,913	$1,837	$506	$726	$15,294
Loan ending balances:
Individually evaluated for impairment	$3,534	$5,483	$19,054	$-	$-	$-	$28,071
Collectively evaluated for impairment	63,473	36,288	287,515	137,192	44,371	-	568,839
Total	$67,007	$41,771	$306,569	$137,192	$44,371	$-	$596,910

	December 31, 2011
(In thousands)	SBA	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,694	$1	$2,754	$-	$-	$-	$4,449
Collectively evaluated for impairment	2,394	1,422	5,375	1,703	536	469	11,899
Total	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Loan ending balances:
Individually evaluated for impairment	$6,316	$6,458	$20,186	$-	$-	$-	$32,960
Collectively evaluated for impairment	65,527	48,650	262,918	134,090	48,447	-	559,632
Total	$71,843	$55,108	$283,104	$134,090	$48,447	$-	$592,592

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Unfunded Loan Commitments:

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is classified as other liabilities.  At September 30, 2012, a $78 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $79 thousand commitment reserve at December 31, 2011.

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

Earnings Summary

Net income available to common shareholders totaled $799 thousand, or $0.10 per diluted share for the quarter ended September 30, 2012, compared to $700 thousand, or $0.09 per diluted share for the same period a year ago.  For the nine months ended September 30, 2012, net income available to common shareholders totaled $1.9 million, or $0.24 per diluted share compared to $786 thousand, or $0.10 per diluted share for the same period a year ago.

Our results for the current and prior year periods reflect the impact of branch restructuring related expenses.  In March 2012, we opened a new branch in Washington Township, New Jersey.  In the third quarter of 2012, we announced that we would be closing our William Penn Highway, Pennsylvania branch and recognized approximately $32 thousand in residual lease and fixed asset disposal expenses.  Also in the third quarter of 2012, we announced we would be opening another new branch in Somerset, New Jersey and have subsequently begun to incur lease and other operating expenses.  In 2011, we closed two underperforming branches, resulting in $215 thousand in residual lease obligation and fixed asset disposals.

Additional highlights for the quarterly and year-to-date periods include:

·

Nonperforming assets improved for the third consecutive quarter with a decline of $3.4 million to $18.8 million from $22.2 million at June 30, 2012 and a decline of $6.6 million from $25.8 million at December 31, 2011.

·	Improved credit quality resulted in lower loan loss provisions as well as reduced loan collection expense and costs to maintain other real estate owned (“OREO”).
·	Significant increases in residential mortgage originations resulted in increased gains on sale of mortgage loans.
·	Net interest margin expanded to 3.72 percent for the quarter, from 3.56 percent and 3.68 percent for the first and second quarters of 2012, respectively.
·

Continued deposit product mix improvement. Growth in core demand deposit and savings deposits, while higher costing time deposits declined. Time deposits now represent only 20.1 percent of total deposits.

·	Further improvement in our capital ratios as we remain “well-capitalized”.

The Company's quarterly and nine month performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income per common share - Basic (1)	$0.11	$0.09	$0.25	$0.11
Net income per common share - Diluted (1)	$0.10	$0.09	$0.24	0.10
Return on average assets	0.60%	0.54%	0.51%	0.32%
Return on average equity (2)	5.74%	5.27%	4.61%	2.04%
Efficiency ratio	68.22%	69.80%	71.20%	70.36%

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

Our net interest income continues to be impacted by the sustained low interest rate environment, which the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board forecasts will continue at least through mid-2015, due to continued weak economic conditions.  This rate environment has resulted in a tighter net interest margin as our earning assets continue to re-price at lower rates.  Partially offsetting these declines are lower funding costs; however the reduction in yield on earning assets is anticipated to exceed the benefits of further declines in the cost of funds from already low levels.

During the three months ended September 30, 2012, tax-equivalent interest income decreased $1.1 million or 10.8 percent to $8.9 million when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets and a shift in the mix of earning assets as average loans decreased:

×

Of the $1.1 million decrease in interest income on a tax-equivalent basis, $992 thousand was attributed to reduced yields on average interest-earning assets and $89 thousand was attributable to the decrease in volume of average interest-earning assets.

×

The average volume of interest-earning assets decreased $7.4 million to $756.7 million for the third quarter of 2012 compared to $764.0 million for the same period in 2011. This was due primarily to a $10.7 million decrease in average loans and a $1.6 million decrease in Federal funds sold and interest-bearing deposits, partially offset by a $5.0 million increase in average investment securities.

×

The yield on interest-earning assets decreased 51 basis points to 4.70 percent for the three months ended September 30, 2012 when compared to the same period in 2011, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.

Total interest expense was $1.8 million for the three months ended September 30, 2012, a decrease of $755 thousand or 29.0 percent compared to the same period in 2011.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $755 thousand decrease in interest expense, $597 thousand was attributed to a decrease in the rates paid on interest-bearing liabilities and $158 thousand was due to the decrease in the volume of average interest-bearing liabilities.

×

Interest-bearing liabilities averaged $611.9 million for the third quarter of 2012, a decrease of $22.8 million or 3.6 percent, compared to the prior year’s quarter.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, partially offset by an increase in average savings deposits and interest-bearing demand deposits.

×

The average cost of interest-bearing liabilities decreased 42 basis points to 1.19 percent, primarily due to the repricing of deposits in a lower interest rate environment.  The cost of borrowed funds and subordinated debentures decreased 54 basis points to 3.56 percent for the third quarter of 2012 and the cost of interest-bearing deposits decreased 42 basis points to 0.78 percent

×

The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost products as part of management’s strategy to restructure the deposit portfolio.

During the quarter ended September 30, 2012, tax-equivalent net interest income amounted to $7.1 million, a decrease of $326 thousand or 4.4 percent when compared to the same period in 2011.  Net interest margin decreased 13 basis points to 3.72 percent for the quarter ended September 30, 2012, compared to 3.85 percent for the same period in 2011.  The net interest spread was 3.51 percent for the third quarter of 2012, a 9 basis point decrease from 3.60 percent for the same period in 2011.

During the nine months ended September 30, 2012, tax-equivalent interest income was $26.9 million, a decrease of $3.7 million or 12.0 percent when compared to the same period in 2011.

×

Of the $3.7 million decrease in interest income on a tax-equivalent basis, $3.1 million was attributed to reduced yields on average interest-earning assets and $601 thousand was attributable to the decrease in volume of average interest-earning assets.

×

The average volume of interest-earning assets decreased $10.0 million to $763.0 million for the nine months ended September 30, 2012, compared to $773.0 million for the same period in 2011. This was due primarily to a $17.9 million decrease in average loans, partially offset by a $6.7 million increase in Federal funds sold and interest-bearing deposits and a $1.3 million increase in average investment securities.

×

The yield on interest-earning assets decreased 58 basis points to 4.70 percent for the nine months ended September 30, 2012 when compared to the same period in 2011, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to these lower market rates.

Total interest expense was $6.0 million for the nine months ended September 30, 2012, a decrease of $2.1 million or 25.7 percent compared to the same period in 2011.  This decrease was driven by the lower overall interest rate environment combined with the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $2.1 million decrease in interest expense, $1.6 million was due to a decrease in the rates paid on interest-bearing liabilities and $465 thousand was attributed to the decrease in the volume of average interest-bearing liabilities.

×

Interest-bearing liabilities averaged $620.6 million for the nine months ended September 30, 2012, a decrease of $26.9 million or 4.2 percent, compared to the same period in 2011.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and average savings deposits, partially offset by an increase in interest-bearing deposits.

×

The average cost of interest-bearing liabilities decreased 37 basis points to 1.29 percent, primarily due to the re-pricing of deposits in a lower interest rate environment.  The cost of borrowed funds and subordinated debentures decreased 55 basis points to 3.61 percent for the nine months ended September 30, 2012 and the cost of interest-bearing deposits decreased 37 basis points to 0.89 percent.

×	The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost savings deposits and interest-bearing demand deposits.

During the nine months ended September 30, 2012, tax-equivalent net interest income amounted to $20.9 million, a decrease of $1.6 million or 7.1 percent, compared to the same period in 2011.  Net interest margin decreased 23 basis points to 3.65 percent for the nine months ended September 30, 2012, compared to 3.88 percent for the same period in 2011.  The net interest spread was 3.41 percent for the nine months ended September 30, 2012, a 21 basis point decrease from 3.62 percent for the same period in 2011.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended September 30,
	2012			2011
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$40,183	$13	0.13%	$41,735	$6	0.06%
Federal Home Loan Bank stock	3,989	50	4.99	4,088	46	4.46
Securities:
Securities available for sale	95,193	703	2.95	93,603	852	3.64
Securities held to maturity	16,467	152	3.69	13,043	162	4.97
Total securities (A)	111,660	855	3.06	106,646	1,014	3.80
Loans:
SBA loans	66,484	881	5.30	82,764	1,243	6.01
SBA 504 loans	44,583	647	5.77	55,814	838	5.96
Commercial loans	307,090	4,313	5.59	286,634	4,417	6.11
Residential mortgage loans	136,568	1,631	4.78	135,519	1,825	5.39
Consumer loans	46,116	534	4.61	50,838	616	4.81
Total loans (B)	600,841	8,006	5.31	611,569	8,939	5.82
Total interest-earning assets	$756,673	$8,924	4.70%	$764,038	$10,005	5.21%

Noninterest-earning assets:
Cash and due from banks	16,211			15,453
Allowance for loan losses	(16,508)			(16,812)
Other assets	40,138			41,739
Total noninterest-earning assets	39,841			40,380
Total assets	$796,514			$804,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$103,029	$108	0.42%	$98,942	$137	0.55%
Savings deposits	287,054	293	0.41	281,591	536	0.76
Time deposits	131,356	619	1.87	163,676	979	2.37
Total interest-bearing deposits	521,439	1,020	0.78	544,209	1,652	1.20
Borrowed funds and subordinated debentures	90,465	824	3.56	90,465	947	4.10
Total interest-bearing liabilities	$611,904	$1,844	1.19%	$634,674	$2,599	1.62%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	105,876			94,811
Other liabilities	3,469			2,922
Total noninterest-bearing liabilities	109,345			97,733
Total shareholders' equity	75,265			72,011
Total liabilities and shareholders' equity	$796,514			$804,418

Net interest spread		$7,080	3.51%		$7,406	3.59%
Tax-equivalent basis adjustment		(53)			(53)
Net interest income		$7,027			$7,353
Net interest margin			3.72%			3.85%

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended September 30,
	2012			2011
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$45,206	$56	0.17%	$38,526	$26	0.09%
Federal Home Loan Bank stock	4,023	144	4.78	4,130	147	4.76
Securities:
Securities available for sale	100,398	2,225	2.95	100,752	2,701	3.57
Securities held to maturity	17,443	502	3.84	15,776	640	5.41
Total securities (A)	117,841	2,727	3.08	116,528	3,341	3.82
Loans:
SBA loans	69,162	2,652	5.11	84,757	3,671	5.77
SBA 504 loans	47,687	2,098	5.88	58,914	2,626	5.96
Commercial loans	298,279	12,707	5.69	284,595	13,304	6.25
Residential mortgage loans	134,353	4,869	4.83	132,901	5,502	5.52
Consumer loans	46,459	1,624	4.67	52,653	1,931	4.90
Total loans (B)	595,940	23,950	5.36	613,820	27,034	5.88
Total interest-earning assets	$763,010	$26,877	4.70%	$773,004	$30,548	5.28%

Noninterest-earning assets:
Cash and due from banks	16,088			16,478
Allowance for loan losses	(16,758)			(15,978)
Other assets	40,068			40,477
Total noninterest-earning assets	39,398			40,977
Total assets	$802,408			$813,981

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$107,437	$368	0.46%	$102,197	$420	0.55%
Savings deposits	280,459	933	0.44	286,014	1,701	0.80
Time deposits	142,263	2,222	2.09	168,874	3,119	2.47
Total interest-bearing deposits	530,159	3,523	0.89	557,085	5,240	1.26
Borrowed funds and subordinated debentures	90,465	2,486	3.61	90,465	2,851	4.16
Total interest-bearing liabilities	$620,624	$6,009	1.29%	$647,550	$8,091	1.66%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	104,145			91,922
Other liabilities	3,386			3,736
Total noninterest-bearing liabilities	107,531			95,658
Total shareholders' equity	74,253			70,773
Total liabilities and shareholders' equity	$802,408			$813,981

Net interest spread		$20,868	3.41%		$22,457	3.62%
Tax-equivalent basis adjustment		(179)			(158)
Net interest income		$20,689			$22,299
Net interest margin			3.65%			3.88%

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

	For the three months ended September 30, 2012 versus September 30, 2011			For the nine months ended September 30, 2012 versus September 30, 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$-	$7	$7	$5	$25	$30
Federal Home Loan Bank stock	(1)	5	4	(4)	1	(3)
Securities	51	(210)	(159)	54	(668)	(614)
Loans	(139)	(794)	(933)	(656)	(2,428)	(3,084)
Total interest income	$(89)	$(992)	$(1,081)	$(601)	$(3,070)	$(3,671)
Interest expense:
Demand deposits	$6	$(35)	$(29)	$21	$(73)	$(52)
Savings deposits	10	(253)	(243)	(32)	(736)	(768)
Time deposits	(174)	(186)	(360)	(454)	(443)	(897)
Total interest-bearing deposits	(158)	(474)	(632)	(465)	(1,252)	(1,717)
Borrowed funds and subordinated debentures	-	(123)	(123)	-	(365)	(365)
Total interest expense	(158)	(597)	(755)	(465)	(1,617)	(2,082)
Net interest income - fully tax-equivalent	$69	$(395)	$(326)	$(136)	$(1,453)	$(1,589)
Increase in tax-equivalent adjustment			-			(21)
Net interest income			$(326)			$(1,610)

Provision for Loan Losses

The provision for loan losses totaled $1.0 million for the three months ended September 30, 2012, compared to $1.4 million for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the provision for loan losses totaled $3.2 million, compared to $5.7 million for the same period in 2011.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition-Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans and BOLI income.  For the three months ended September 30 2012, noninterest income amounted to $1.8 million, an increase of $120 thousand from the prior year period.  Noninterest income was $5.3 million for the nine months ended September 30, 2012, an increase of $974 thousand when compared to the same period in 2011.  The increase during both periods was primarily due to increased gains on sales of residential mortgages.  For the three and nine months ended September 30, 2012, gains on the sale of residential mortgage loans increased $412 thousand and $1.0 million compared to the same periods in the prior year.  The increased gains are due to a significantly higher volume of loan sales.  For the three month period, $30.1 million in residential mortgage loans were sold compared to $13.3 million in 2011.  Year-to-date, $71.6 million in residential mortgage loans were sold compared to $29.0 million in the prior year’s period.

The following table shows the components of noninterest income for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Branch fee income	$383	$374	$1,131	$1,054
Service and loan fee income	366	213	954	840
Gain on sale of SBA loans held for sale, net	46	338	427	848
Gain on sale of mortgage loans, net	662	250	1,526	506
BOLI income	74	74	220	221
Net security gains	7	266	514	353
Other income	236	139	558	534
Total noninterest income	$1,774	$1,654	$5,330	$4,356

Changes in our noninterest income for the three and nine months ended September 30, 2012 versus 2011 reflect:

·

For the three and nine months ended September 30, 2012, branch fee income, which consists of deposit service charges and overdraft fees, increased $9 thousand and $77 thousand, respectively, when compared to the same periods in 2011.  Year to date, the increases were due to higher levels of overdraft fees, partially offset by reduced deposit account service charges.

·

For the three and nine months ended September 30, 2012, service and loan fee income increased $153 thousand and $114 thousand, respectively, when compared to the same periods in the prior year.  These increases were primarily due to late charges, servicing income, and other processing fees.

·

Net gains on SBA loan sales amounted to $46 thousand on $442 thousand in sales and $427 thousand on $4.7 million in sales for the three and nine months ended September 30, 2012, respectively, compared to net gains of $338 thousand on $5.1 million in sales and $848 thousand on $11.1 million in sales during the same periods in 2011.  Gains on sales of SBA loans decreased due to a lower volume of loans being sold in each period.

·

The increase in the cash surrender value of BOLI remained relatively flat when compared to the same periods in the prior year, with income of $74 thousand and $220 thousand for the three and nine months ended September 30, 2012, respectively.

·

For the three months ended September 30, 2012, net realized gains on the sale of securities amounted to $7 thousand, compared to gains of $266 thousand for the same period in the prior year.  For the nine months ended September 30, 2012 and 2011, net realized gains on sales of securities amounted to $514 thousand and $353 thousand, respectively.  For additional information, see Note 7 - Securities.

·	For the three and nine months ended September 30, 2012, other income was $236 thousand and $558 thousand, respectively, which includes check card related income and miscellaneous service charges.

Noninterest Expense

Noninterest expense totaled $6.0 million and $6.1 million for the three months ended September 30, 2012 and 2011, respectively and $18.2 million and $18.5 million for the nine months ended September 30, 2012 and 2011, respectively.  Noninterest expense during these periods included the impact of our branch network restructuring.  In March 2012, we opened our Washington Township, New Jersey branch.  In the third quarter of 2012, we announced that we would be closing our William Penn Highway, Pennsylvania branch and recognized approximately $32 thousand in residual lease and fixed asset disposal expenses.  In addition, during the third quarter we announced that we would be opening a new branch in Somerset, New Jersey and have subsequently begun to incur lease and other operating expenses.  Prior year figures also include branch restructuring related expenses.  For the nine months ended September 30, 2011, we incurred $215 thousand in residual lease obligation and fixed asset disposals related to closing two underperforming branches.

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Compensation and benefits	$3,191	$2,944	$9,505	$8,881
Occupancy	690	615	2,038	2,161
Processing and communications	544	549	1,631	1,593
Furniture and equipment	368	384	1,085	1,178
Professional services	196	206	598	599
Loan collection costs	182	235	453	660
OREO expenses	36	491	398	936
Deposit insurance	162	60	502	661
Advertising	181	187	630	510
Other expenses	449	430	1,319	1,328
Total noninterest expense	$5,999	$6,101	$18,159	$18,507

Changes in noninterest expense for the three and nine months ended September 30, 2012 versus 2011 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $247 thousand and $624 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  These increases were due to higher payroll costs, mortgage origination commissions, equity compensation and medical benefits expenses.

·

Occupancy expense increased $75 thousand and decreased $123 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The increase over the third quarter of 2011 was due to rental expense from our new Somerset, New Jersey branch, residual lease expenses from closing our William Penn Highway, Pennsylvania branch and increased depreciation expenses due to our new Washington branch.  For the year-to-date period, occupancy expense declined as the above noted increases were offset by higher snow removal expenses in 2011 and the branch closure related expenses in 2011 noted above.

·

Processing and communications expenses decreased $5 thousand and increased $38 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The quarter over quarter decrease was primarily due to lower ATM charges.  The year over year increase was primarily due to increases in ATM, check card, and merchant service expenses, and higher delivery expenses.

·

Furniture and equipment expense decreased $16 thousand and $93 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  These decreases were primarily due to the branch closure cost savings noted above, partially offset by expenses related to our new Washington branch.

·	Professional service fees decreased $10 thousand and $1 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.
·

Loan collection costs decreased $53 thousand and $207 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  These decreases were primarily due to lower loan legal, appraisal, insurance, and other collection related expenses.

·

OREO expenses decreased $455 thousand and $538 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same period in 2011.  These decreases were primarily due to lower costs, such as property valuation adjustments, property taxes and maintenance expenses as credit quality improves.

·

Deposit insurance expense increased $102 thousand and decreased $159 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  These fluctuations were due to the new asset-based assessment method, put into place by the FDIC on April 1, 2011.  The quarter over quarter increase reflects excess accruals reversed in 2011 based on this new assessment method.

·

Advertising expense decreased $6 thousand and increased $120 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.  The year over year increase was primarily due to promotional activities related to our new branches and in response to increased competition within our market place, combined with participation in community events and higher direct mail costs.

·	Other expenses increased $19 thousand and decreased $9 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.

Income Tax Expense

For the quarter ended September 30, 2012, the Company reported income tax expense of $606 thousand for an effective tax rate of 33.6 percent, compared to an income tax expense of $420 thousand and effective tax rate of 27.9 percent for the prior year’s quarter.  For the nine months ended September 30, 2012, the Company reported income tax expense of $1.6 million for an effective tax rate of 34.0 percent, compared to an income tax expense of $548 thousand and effective tax rate of 21.9 percent for the nine months ended September 30, 2011.  The provision for income taxes for the nine months ended September 30, 2011 included the reversal of $258 thousand of a valuation reserve for deferred taxes related to the net operating loss carry-forward deferred tax asset.  Excluding this valuation adjustment, our effective tax rate would have been 32.3 percent.

Financial Condition at September 30, 2012

Total assets decreased $8.2 million or 1.0 percent, to $802.7 million at September 30, 2012, compared to $810.8 million at December 31, 2011. This decrease was primarily due to decreases of $10.0 million in cash and cash equivalents, $1.6 million in OREO, and $1.1 million in total securities, partially offset by a $4.3 million increase in loans and a $1.1 million reduction in the allowance for loan losses.  Total deposits decreased $10.8 million, primarily due to a decrease of $31.8 million in time deposits, partially offset by an increase of $17.0 million in savings deposits and $4.3 million in noninterest-bearing checking.  There were no changes to borrowed funds and subordinated debentures.  Total shareholders’ equity increased $2.8 million over year-end 2011, primarily due to the increase in net income.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $90.9 million at September 30, 2012, an increase of $2.1 million or 2.4 percent, compared to $88.8 million at December 31, 2011.  This net increase was the result of:

·	$32.8 million in purchases, primarily of mortgage-backed securities and asset-backed securities, partially offset by
·	$24.2 million in principal payments, maturities and called bonds,
·	$6.1 million in sales net of realized gains, which consisted of municipal securities and mortgage-backed securities,
·	$528 thousand in net amortization of premiums, and
·

$115 thousand of appreciation in the market value of the portfolio.  At September 30, 2012, the portfolio had a net unrealized gain of $2.0 million compared to a net unrealized gain of $1.9 million at December 31, 2011.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The average balance of AFS securities amounted to $100.4 million for the nine months ended September 30, 2012, compared to $100.8 million for the same period in 2011. The average yield earned on the AFS portfolio decreased 62 basis points, to 2.95 percent for the nine months ended September 30, 2012, from 3.57 percent for the same period in the prior year. The weighted average repricing of AFS securities, adjusted for prepayments, amounted to 2.1 years at September 30, 2012 and 2.4 years at December 31, 2011.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of state and political subdivisions and mortgage-backed securities.

HTM securities were $15.6 million at September 30, 2012, a decrease of $3.2 million or 17.0 percent, from year-end 2011.  This net decrease was the result of:

·	$3.7 million in principal payments and called bonds,
·	$111 thousand in net amortization of premiums, partially offset by
·	$624 thousand purchase of one tax-exempt municipal security.

As of September 30, 2012 and December 31, 2011, the fair value of HTM securities was $16.9 million and $19.9 million, respectively. The average balance of HTM securities amounted to $17.4 million for the nine months ended September 30, 2012, compared to $15.8 million for the same period in 2011. The average yield earned on HTM securities decreased 157 basis points, to 3.84 percent for the nine months ended September 30, 2012, from 5.41 percent for the same period in 2011. The weighted average repricing of HTM securities, adjusted for prepayments, amounted to 4.8 years and 5.2 years at September 30, 2012 and December 31, 2011, respectively.

Securities with a carrying value of $73.8 million and $81.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 80 percent of the total investment portfolio had a fixed rate of interest at September 30, 2012.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans increased $4.3 million or 0.7 percent to $596.9 million at September 30, 2012, compared to $592.6 million at year-end 2011. Commercial loans, residential mortgages, and SBA loans held for sale increased $23.5 million,  $3.1 million, and $40 thousand, respectively, partially offset by declines in all other loan categories.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(In thousands)	Amount	% of Total	Amount	% of Total
SBA loans held for sale	$7,708	1.3%	$7,668	1.3%
SBA loans held to maturity	59,299	9.9	64,175	10.8
SBA 504 loans	41,771	7.0	55,108	9.3
Commercial loans	306,569	51.4	283,104	47.8
Residential mortgage loans	137,192	23.0	134,090	22.6
Consumer loans	44,371	7.4	48,447	8.2
Total loans	$596,910	100.0%	$592,592	100.0%

Average loans decreased $17.9 million or 2.9 percent from $613.8 million for the nine months ended September 30, 2011, to $595.9 million for the same period in 2012.  The decrease in average loans was due to declines in all portfolio types except commercial and residential mortgage loans.  The yield on the overall loan portfolio fell 52 basis points to 5.36 percent for the nine months ended September 30, 2012, compared to 5.88 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $7.7 million at September 30, 2012, relatively flat from December 31, 2011.  SBA 7(a) loans held to maturity amounted to $59.3 million at September 30, 2012, a decrease of $4.9 million from $64.2 million at December 31, 2011.  In late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.11 percent for the nine months ended September 30, 2012, compared to 5.77 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The table below details the loan balances which appear on the Company’s balance sheet and their respective guarantee rates as of September 30, 2012 and December 31, 2011.  The loan balances shown in the table represent the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  The guarantee rates shown in the table represent the percentage of the loans that were sold into the secondary market, but the servicing was retained by the Company.  Approximately $113.6 million and $128.7 million in SBA loans were sold but serviced by the Company at September 30, 2012 and December 31, 2011, respectively, and are not included in the following balances:

	September 30, 2012			December 31, 2011
(In thousands)	SBA held for sale	SBA held to maturity	Total	SBA held for sale	SBA held to maturity	Total
< 75% guarantee	$100	$4,919	$5,019	$100	$6,373	$6,473
75% guarantee	6,599	51,037	57,636	6,074	54,150	60,224
> 75% guarantee	1,009	3,343	4,352	1,494	3,652	5,146
Total	$7,708	$59,299	$67,007	$7,668	$64,175	$71,843

There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries.  Charge-offs taken on SBA 7(a) loans represent the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

At September 30, 2012, SBA 504 loans totaled $41.8 million, a decrease of $13.3 million from $55.1 million at December 31, 2011. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  The yield on SBA 504 loans fell 8 basis points to 5.88 percent for the nine months ended September 30, 2012 from 5.96 percent for the nine months ended September 30, 2011, due primarily to paydowns on higher yielding SBA 504 loans.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $306.6 million at September 30, 2012, an increase of $23.5 million from year-end 2011. The yield on commercial loans was 5.69 percent for the nine months ended September 30, 2012, compared to 6.25 percent for the nine months ended September 30, 2011 due to the low rate environment.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $137.2 million at September 30, 2012, an increase of $3.1 million from year-end 2011.  New loan volume during the nine months ended September 30, 2012 was partially offset by the sale of mortgage loans totaling $71.6 million.  The yield on residential mortgages was 4.83 percent for the nine months ended September 30, 2012, compared to 5.52 percent for the same period in 2011.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $44.4 million at September 30, 2012, a decrease of $4.1 million from December 31, 2011.  The yield on consumer loans was 4.67 percent for the nine months ended September 30, 2012, compared to 4.90 percent for the same period in 2011.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  The detailed allocation of the Company’s loan portfolio collateral as of September 30, 2012 and December 31, 2011 is shown in the tables below:

	September 30, 2012
	SBA		SBA 504		Commercial		Residential		Consumer		Total
(In thousands)	$	%	$	%	$	%	$	%	$	%	$	%
Commercial real estate - owner occupied	37,351	56.0	12,870	31.0	157,230	51.3	-	-	-	-	207,451	34.8
Commercial real estate - investment property	15,461	23.0	28,901	69.0	106,934	34.9	-	-	-	-	151,296	25.3
Residential real estate - owner occupied	5,780	9.0	-	-	13,909	4.5	137,192	100.0	43,315	98.0	200,196	33.5
Construction and land development	1,575	2.0	-	-	16,251	5.3	-	-	-	-	17,826	3.0
Other nonreal estate collateral	6,840	10.0	-	-	12,245	4.0	-	-	1,056	2.0	20,141	3.4
Total	67,007	100.0	41,771	100.0	306,569	100.0	137,192	100.0	44,371	100.0	596,910	100.0

	December 31, 2011
	SBA		SBA 504		Commercial		Residential		Consumer		Total
(In thousands)	$	%	$	%	$	%	$	%	$	%	$	%
Commercial real estate - owner occupied	40,106	55.9	18,770	34.0	138,046	48.7	-	-	-	-	196,922	33.3
Commercial real estate - investment property	17,110	23.8	36,338	66.0	101,950	36.0	-	-	-	-	155,398	26.2
Residential real estate - owner occupied	6,423	8.9	-	-	15,504	5.5	134,090	100.0	46,935	97.0	202,952	34.2
Construction and land development	100	0.1	-	-	15,513	5.5	-	-	-	-	15,613	2.6
Other nonreal estate collateral	8,104	11.3	-	-	12,091	4.3	-	-	1,512	3.0	21,707	3.7
Total	71,843	100.0	55,108	100.0	283,104	100.0	134,090	100.0	48,447	100.0	592,592	100.0

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

At September 30, 2012, there were nineteen loans totaling $18.9 million that were classified as TDRs by the Company and are deemed impaired, compared to twenty-four such loans totaling $21.1 million at December 31, 2011.  Nonperforming loans included $1.6 million of TDRs as of September 30, 2012, compared to $3.6 million at December 31, 2011.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans. The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2012:

	September 30, 2012			December 31, 2011
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans	$933	$279	$1,212	$1,398	$80	$1,478
SBA 504 loans	4,311	-	4,311	4,371	1,754	6,125
Commercial loans
Commercial other	949	-	949	985	-	985
Commercial real estate	11,057	1,349	12,406	10,682	1,811	12,493
Total	$17,250	$1,628	$18,878	$17,436	$3,645	$21,081

Through September 30, 2012, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through September 30, 2012:

	September 30, 2012
(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$446	$-	$949	$2,522	$3,917
Principal only	24	-	-	-	24
Reduced interest rate	-	-	-	440	440
Interest only with reduced interest rate	-	-	-	5,456	5,456
Interest only with nominal principal	292	2,999	-	1,126	4,417
Extended maturity with reduced interest rate	-	-	-	2,862	2,862
Previously modified back to original terms	450	1,312	-	-	1,762
Total TDRs	$1,212	$4,311	$949	$12,406	$18,878

The following table shows the types of modifications done to date by class through December 31, 2011:

	December 31, 2011
(In thousands)	SBA	SBA 504	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$446	$-	$-	$1,617	$2,063
Principal only	27	-	-	-	27
Reduced interest rate	52	-	-	1,319	1,371
Interest only with reduced interest rate	54	1,127	985	5,511	7,677
Interest only with nominal principal	421	3,050	-	1,142	4,613
Extended maturity with reduced interest rate	-	-	-	2,904	2,904
Previously modified back to original terms	478	1,948	-	-	2,426
Total TDRs	$1,478	$6,125	$985	$12,493	$21,081

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Nonperforming by category:
SBA loans (1)	$3,167	$5,859	$6,801
SBA 504 loans	1,172	2,086	3,752
Commercial loans	7,048	8,519	5,693
Residential mortgage loans	5,690	6,037	4,070
Consumer loans	257	268	282
Total nonperforming loans (2)	$17,334	$22,769	$20,598
OREO	1,456	3,032	3,555
Total nonperforming assets	$18,790	$25,801	$24,153
Past due 90 days or more and still accruing interest:
SBA loans	$-	$246	$84
Commercial loans	434	1,141	1,713
Residential mortgage loans	1,196	36	394
Consumer loans	-	988	-
Total past due 90 days or more and still accruing interest	$1,630	$2,411	$2,191
Nonperforming loans to total loans	2.90%	3.84%	3.41%
Nonperforming loans and TDRs to total loans (3)	5.79	6.78	6.31
Nonperforming assets to total loans and OREO	3.14	4.33	3.98
Nonperforming assets to total assets	2.34	3.18	2.94
(1) Guaranteed SBA loans included above	$566	$939	$1,339
(2) Nonperforming TDRs included above	1,628	3,645	3,817
(3) Performing TDRs included above	17,250	17,436	17,488

The current state of the economy impacts the Company’s level of delinquent and nonperforming loans by putting a strain on the Company’s borrowers and their ability to pay their loan obligations.  Unemployment rates continue to be at elevated levels and businesses are reluctant to hire.  Consequently, the Company’s nonperforming loans remain at an elevated level.  In addition, as a result of the unprecedented hurricane that hit the Northeast and Mid-Atlantic region of the country at the end of October 2012, storm damage to the homes and businesses of some of our borrowers is likely.  This may result in the inability of our borrowers to meet their current loan obligations, which in turn, may result in additional classified assets for the Company.

Nonperforming loans were $17.3 million at September 30, 2012, a $5.4 million decrease from $22.8 million at year-end 2011 and a $3.3 million decrease from $20.6 million at September 30, 2011.  Since year-end 2011, nonperforming loans in all segments decreased.  Included in nonperforming loans at September 30, 2012 are approximately $566 thousand of loans guaranteed by the SBA, compared to $939 thousand at December 31, 2011 and $1.3 million at September 30,  2011.  In addition, there were $1.6 million in loans past due 90 days or more and still accruing interest at September 30, 2012, compared to $2.4 million and $2.2 million at December 31, 2011 and September 30, 2011.

Other real estate owned (“OREO”) properties totaled $1.5 million at September 30, 2012, a decrease of $1.6 million from $3.0 million at year-end 2011 and a $2.1 million decrease from $3.6 million at September 30, 2011.  During the nine months ended September 30, 2012, the Company took title to fourteen properties totaling $2.8 million and recorded valuation adjustments of $746 thousand on six existing OREO properties.  The Company sold fourteen OREO properties, resulting in a net loss of $77 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $7.7 million at September 30, 2012, an increase of $2.0 million from $5.7 million at December 31, 2011.  The increase is due to the addition of twenty-two loans totaling $13.0 million during the year, partially offset by the removal of seventeen loans totaling $10.9 million.

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

The allowance for loan losses totaled $15.3 million at September 30, 2012, compared to $16.3 million and $16.4 million at December 31, 2011 and September 30, 2011, respectively, with resulting allowance to total loan ratios of 2.56 percent, 2.76 percent, and 2.72 percent, respectively.  Net charge-offs amounted to $2.0 million for the three months ended September 30, 2012, compared to $971 thousand for the same period in 2011.  Net charge-offs amounted to $4.3 million for the nine months ended September 30, 2012, compared to $3.6 million for the same period in 2011.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2012	2011	2012	2011
Balance, beginning of period	$16,284	$16,018	$16,348	$14,364
Provision for loan losses charged to expense	1,000	1,400	3,200	5,650
Less: Chargeoffs
SBA loans	254	310	1,081	1,613
SBA 504 loans	481	325	808	750
Commercial loans	1,428	450	2,314	1,519
Residential mortgage loans	65	-	672	142
Consumer loans	31	-	56	131
Total chargeoffs	2,259	1,085	4,931	4,155
Add: Recoveries
SBA loans	195	111	496	185
SBA 504 loans	15	-	58	82
Commercial loans	58	3	122	315
Residential mortgage loans	-	-	-	4
Consumer loans	1	-	1	2
Total recoveries	269	114	677	588
Net chargeoffs	1,990	971	4,254	3,567
Balance, end of period	$15,294	$16,447	$15,294	$16,447
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans	0.35%	0.95%	1.13%	2.25%
SBA 504 loans	4.16	2.31	2.10	1.52
Commercial loans	1.77	0.62	0.98	0.57
Residential mortgage loans	0.19	-	0.67	0.14
Consumer loans	0.26	-	0.16	0.33
Total loans	1.32	0.63	0.95	0.78
Allowance to total loans	2.56	2.72	2.56	2.72
Allowance to nonperforming loans	88.23	79.85	88.23	79.85

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expense and applied to the allowance which is maintained in other liabilities.  At September 30, 2012, a $78 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $79 thousand commitment reserve at December 31, 2011.

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

Total deposits decreased $10.8 million to $633.1 million at September 30, 2012, from $644.0 million at December 31, 2011.  This decrease in deposits was due to decreases of $31.9 million and $280 thousand in time deposits and interest-bearing demand deposits, respectively, partially offset by increases of $17.0 million and $4.3 million in savings deposits and noninterest-bearing demand deposits, respectively.  The decline in time deposits was due to the planned run off of brokered CDs and a maturing high rate promotion done at the end of 2008 to bolster liquidity. The increase in savings deposits was primarily attributed to a $16.0 million increase in municipal savings deposits. The increase in noninterest-bearing deposits was the result of continued sales initiatives and efforts by branch personnel to bring in deposit relationships.

The mix of deposits at September 30, 2012 was favorable when compared to December 31, 2011, as noninterest-bearing demand deposits increased from 15.7 percent of total deposits to 16.7 percent and time deposits decreased from 24.8 percent of total deposits to 20.1 percent.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both September 30, 2012 and December 31, 2011 and are broken down in the following table:

(In thousands)	September 30, 2012	December 31, 2011
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At September 30, 2012, the Company had $60.7 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Like the simulation model, results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2012, is a decline of 0.37 percent in a rising-rate environment and a decline of 1.03 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2012 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2011, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.40 percent in a rising-rate environment and a decline of 1.38 percent in a falling-rate environment.

Liquidity

Consolidated Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace.  Our liquidity is monitored by management and the Board of Directors through a Risk Management Committee, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize our dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2012, the balance of cash and cash equivalents was $72.6 million, a decrease of $10.0 million from December 31, 2011.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $9.7 million and $13.8 million in net cash for the nine months ended September 30, 2012 and 2011, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of SBA and mortgage loans held for sale.

Investing activities used $8.3 million in net cash for the nine months ended September 30, 2012, compared to net cash provided by investing activities of $33.3 million for the same period in the prior year.  Cash was primarily used to purchase securities and equipment and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The available for sale investment portfolio amounted to $90.8 million and $88.7 million at September 30, 2012 and December 31, 2011.  Projected cash flows from securities over the next twelve months are $25.8 million.

×	Loans. The SBA loans held for sale portfolio amounted to $7.7 million at September 30, 2012 and December 31, 2011. Sales of these loans provide an additional source of liquidity for the Company.
×

Outstanding Commitments.  The Company was committed to advance approximately $77.6 million to its borrowers as of September 30, 2012, compared to $79.4 million at December 31, 2011.  At September 30, 2012, $31.2 million of these commitments expire within one year, compared to $37.4 million at December 31, 2011.  At September 30, 2012, the Company had $1.3 million in standby letters of credit compared to $1.8 million at December 31, 2011, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities used $11.5 million and $945 thousand in net cash for the nine months ended September 30, 2012 and 2011, respectively, primarily due to dividends paid on preferred stock and a decrease in the Company’s deposit base, partially offset by proceeds from the exercise of stock options.

×

Deposits.  As of September 30, 2012, deposits included $65.2 million of Government deposits, as compared to $54.6 million at year-end 2011. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $58.1 million of deposits from seven municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of both September 30, 2012 and December 31, 2011.  As a member of the Federal Home Loan Bank of New York (FHLB), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2012, excess pledging provided an additional $60.7 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends collected from the Bank.  Other than its investment in the Bank and Unity Statutory Trusts II and III, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and cash dividends on the preferred stock issued to the U.S. Treasury.

At September 30, 2012, the Parent Company had $3.0 million in cash and cash equivalents and $100 thousand in investment securities valued at fair market value compared to $3.5 million in cash and cash equivalents and $88 thousand in investment securities at December 31, 2011.  The decrease in cash at the Parent Company was primarily due to the payment of dividends on preferred stock.

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

The Company’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2012
Leverage ratio	$88,838	11.20%	≥ $	31,734	4.00%	N/A	N/A
Tier I risk-based capital ratio	88,838	14.52		24,476	4.00	N/A	N/A
Total risk-based capital ratio	96,582	15.78		48,953	8.00	N/A	N/A
As of December 31, 2011
Leverage ratio	$86,077	10.44%	≥ $	32,979	4.00%	N/A	N/A
Tier I risk-based capital ratio	86,077	14.33		24,027	4.00	N/A	N/A
Total risk-based capital ratio	93,696	15.60		48,055	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2012
Leverage ratio	$77,365	9.76%	≥ $	31,709	4.00%	≥ $	39,636	5.00%
Tier I risk-based capital ratio	77,365	12.66		24,452	4.00		36,679	6.00
Total risk-based capital ratio	93,602	15.31		48,905	8.00		61,131	10.00
As of December 31, 2011
Leverage ratio	$74,191	9.01%	≥ $	32,953	4.00%	≥ $	41,192	5.00%
Tier I risk-based capital ratio	74,191	12.36		24,003	4.00		36,004	6.00
Total risk-based capital ratio	90,302	15.05		48,006	8.00		60,007	10.00

Shareholders’ Equity

Shareholders’ equity increased $2.8 million to $76.4 million at September 30, 2012 compared to $73.6 million at December 31, 2011, due to net income of $3.1 million,  $430 thousand from the issuance of common stock under employee benefit plans, and $94 thousand of appreciation in the net unrealized gains on available for sale securities and cash flow hedge derivatives, partially offset by $772 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the three or nine months ended September 30, 2012 or 2011.  The Company is currently preserving capital and may resume paying dividends when earnings and credit quality improve.

The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10% of its outstanding common stock.  The amount and timing of purchases would be dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of September 30, 2012, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when and if it is reinstated.  There were no shares repurchased during the three or nine month periods ended September 30, 2012 or 2011.

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

The Company was not a party to any interest rate swap agreements as of September 30, 2012, as the remaining interest rate swap agreement with a notional amount of $5.0 million expired during the first quarter of 2012.  At December 31, 2011, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt was as follows:

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

ITEM 4                        Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A            Risk Factors

Information regarding this item as of September 30, 2012 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2011, except for the following new risk factor, which was added September 30, 2012:

The recent hurricane may adversely affect our business, as damages to real estate in our marketplace may impact the ability of our customers to repay their loans.

As a result of the unprecedented hurricane that hit the Northeast and Mid-Atlantic region of the country at the end of October 2012, we anticipate storm damage to the homes and businesses of some of our borrowers.  This may result in the inability of our borrowers to meet their current loan obligations, which in turn, may result in additional classified assets for the Company.

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

UNITY BANCORP, INC.

Dated: November 9, 2012	/s/ Alan J. Bedner, Jr.
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