Form 10-K
period 2012-12-31
UNITY BANCORP INC /NJ/
filed 2013-03-21
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    December 31, 2012

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

Large accelerated filer ☐                                                      Accelerated filer ☐

Non-accelerated filer  ☐                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

Yes ☐   No ☒

As of June 30, 2012, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $28,534,884 and 4,755,814 shares of the Common Stock were outstanding to non-affiliates.  As of March 1, 2013, 7,534,174 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

·	Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
·

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and fourteen New Jersey branches located in Clinton, Edison, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, Somerset, South Plainfield, Union, Washington and Whitehouse.  In addition, the Bank has one Pennsylvania branch located in Forks Township.  The Bank's primary service area encompasses the Route 22/Route 78 corridors between the Forks Township, Pennsylvania office and its Linden, New Jersey branch.

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

Service Areas

The Company's primary service area is defined as the neighborhoods served by the Bank's offices.  The Bank's main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank's North Plainfield and Somerset offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank's Scotch Plains, Linden, and Union offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company's service area into Middlesex County.  The Bank’s Phillipsburg and Washington offices serve Warren County.  The Bank’s Forks Township office serves Northampton County, Pennsylvania.

Competition

The Company is located in an extremely competitive area.  The Company's service area is also serviced by national banks, major regional banks, large thrift institutions and a variety of credit unions.  In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market.  Most of the Company's competitors have substantially more capital, and therefore greater lending limits than the Company.  The Company's competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.  The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision-making and personal service in order to compete with these larger institutions.

Employees

At December 31, 2012, the Company employed 158 full-time and 14 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2012, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 59, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 42, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.

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

The BHCA was substantially amended through the Modernization Act.  The Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities.  In addition, bank holding companies, which elect to become financial holding companies, may engage in certain banking and non-banking activities without prior FRB approval.  Finally, the Modernization Act imposes certain privacy requirements on all financial institutions and their treatment of consumer information.  At this time, the Company has elected not to become a financial holding company.

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

The Company is currently in compliance with these minimum Federal capital requirements. However, there are proposals pending to revise and enhance the capital requirements applicable to the Company.  The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. Basel III would require a minimum amount of capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios.   In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019.  However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013.  They did not indicate the likely new effective date.

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

Capital Requirements: The FDIC imposes on the Bank minimum regulatory requirements that are substantially the same as those applicable to the Company under FRB regulations discussed above.

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

Complying with the requirements of SOX as implemented by the SEC has increased our compliance costs and could make it more difficult to attract and retain board members.

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

·	Directs the Federal Reserve to issue rules to limit debit-card interchange fees;

·

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes  the basis for determining FDIC premiums from deposits to assets;

·	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

·

Established a new independent consumer financial protection bureau within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws.  However, smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

·	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

·	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

·

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

·

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

In January 2013, the Consumer Financial Protection Bureau, or CFPB, issued a series of final rules amending the mortgage servicing provisions of the Truth in Lending Act and the Real Estate Settlement Procedures Act. These rules, which become effective on January 10, 2014, are designed to protect borrowers from risky lending practices and includes, among other things, minimum requirements for creditors in making ability-to-repay determinations, special provisions to encourage creditors to refinance non-standard mortgages into standard mortgages with fixed rates, general underwriting criteria for qualifying mortgage loans and expansion of required disclosures and notices to the borrower.

To date, the Company's operations have not been adversely impacted by those provisions of the Dodd-Frank Act which have become effective.

b)	Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2012 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Annual Report Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Earnings	7
B. Average Balance Sheets	8
C. Rate/Volume Analysis	10

II. Investment Portfolio
A. Book value of investment securities	42
B. Investment securities by range of maturity with corresponding average yields	42
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	13
B. Maturities and sensitivities of loans to changes in interest rates	15
C. Risk elements
1) Nonaccrual, past due and restructured loans	17
2) Potential problem loans	17
3) Foreign outstandings	N/A
4) Loan concentrations	13
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	18
B. Allocation of the allowance for loan losses	19

V. Deposits
A. Average amount and average rate paid on major categories of deposits	8
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	56
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	6

VII. Short-term Borrowings
A. Amounts outstanding	56
B. Maximum amount of borrowings in each category outstanding at any month-end	56
C. Average amount outstanding	56

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2012, approximately 97 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. The declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. This combined with a deepened economic recession and continued elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2012, the Company’s allowance for loan losses was $14.8 million, or 2.51 percent of our total loan portfolio and 84.49 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

We have a significant level of nonperforming assets, and this has, and will continue, to affect our results of operations.

At December 31, 2012, our total nonperforming assets equaled $19.3 million or 3.28 percent of total loans and OREO.  This is a significant level of nonperforming assets compared to our peer group institutions.  Our level of  nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. This deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

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

For example, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has resulted in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

·	Directs the Federal Reserve to issue rules to limit debit-card interchange fees;

·

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

·

Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; established a new independent consumer financial protection bureau within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws.  However, smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws;

·	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

·	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

·

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

·

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

In addition, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios.  However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013.  They did not indicate the likely new effective date.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

As of December 31, 2012, we had approximately $89.5 million and $21.5 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “hometown” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

·	telecommunications;

·	data processing;

·	automation;

·	Internet-based banking;

·	Tele-banking; and

·	debit cards/smart cards

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

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate.  In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

The dividend rate on our outstanding preferred stock issued to the U.S. Treasury under the Capital Purchase Program will increase to 9% from 5% if it is not redeemed by December 5, 2013, substantially increasing our dividend cost and reducing earnings available to common shareholders.

Under the terms of the preferred stock we issued to the U.S. Treasury as part of the Capital Purchase Program, the dividend rate will increase from 5% to 9% after five (5) years. This will occur on December 5, 2013, unless we redeem the outstanding preferred shares prior to December 5, 2013. In order to redeem these shares, we must, among other requirements, obtain the prior approval of our Federal regulators and of the U.S. Treasury. We can provide you no assurance that we will obtain the required approvals, or obtain them prior to December 5, 2013. We currently have $20.1 million in preferred stock outstanding and held by the Treasury. The increase in dividend rate would result in our dividend costs increasing by approximately $826 thousand per year, or 80 percent.

Item 1B.  Unresolved Staff Comments:  None

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its fourteen branch offices.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2012.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2012 Annual Rental Fee
North Plainfield, NJ	Owned	1991	-	-
Clinton, NJ	Leased	1996	2013	427,304
Linden, NJ	Owned	1997	-	-
Whitehouse, NJ	Owned	1998	-	-
Highland Park, NJ	Leased	1999	2014	95,239
South Plainfield, NJ	Leased	1999	2014	114,849
Edison, NJ	Leased	1999	2014	132,842
Union, NJ	Owned	2002	-	-
Scotch Plains, NJ	Owned	2004	-	-
Flemington, NJ	Owned	2005	-	-
Phillipsburg, NJ	Leased	2005	2015	92,334
Forks Township, PA	Leased	2006	2013	55,000
Middlesex, NJ	Owned	2007	-	-
Somerset, NJ	Leased	2012	2017	-

Item 3.  Legal Proceedings:

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4.  Mine Safety Disclosures:  N/A

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

For the year ended December 31, 2012:	High	Low
4th Quarter	$6.25	$5.75
3rd Quarter	6.15	5.88
2nd Quarter	6.25	5.92
1st Quarter	6.40	5.98

For the year ended December 31, 2011:	High	Low
4th Quarter	$6.76	$6.25
3rd Quarter	6.79	6.36
2nd Quarter	7.00	6.48
1st Quarter	7.20	6.09

(b)         Holders

As of March 1, 2013, there were approximately 435 shareholders of record of the Company’s Common Stock.

(c)         Dividends

The Company did not pay any cash dividends in 2012 or 2011.

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

Under the CPP, we are also prohibited from repurchasing any shares of our outstanding stock.

Item 6.  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated by reference herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated by reference herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated by reference herein.

Item 8.    Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, are incorporated by reference herein.

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

(b)         Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated by reference herein.

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

Item 9B.  Other Information:

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2013.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.    Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2012.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	516,332	$7.06	106,676
Equity compensation plans approved by security holders (Restricted stock plan)	90,975	-	18,663
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	607,307	$6.00	125,339

There were no share repurchases during 2012 or 2011.  Pursuant to the requirements of the Treasury’s Capital Purchase Program, the Company has suspended its stock repurchase program.

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2013.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

a)	FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, are incorporated by reference in Part II, Item 8.

·	Report of Independent Registered Public Accounting Firm

·	Consolidated Balance Sheets

·	Consolidated Statements of Income

·	Consolidated Statements of Comprehensive Income

·	Consolidated Statements of Changes in Shareholders’ Equity

·	Consolidated Statements of Cash Flows

·	Notes to Consolidated Financial Statements

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1998 Stock Option Plan (4)
10(iv)	1999 Stock Option Plan (5)
10(v)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vi)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(vii)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(viii)	2002 Stock Option Plan (6)
10(ix)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(x)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xi)	2004 Stock Bonus Plan (9)
10(xii)	2006 Stock Option Plan (10)
10(xiii)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
10(xiv)	2011 Stock Option Plan and 2011 Stock Bonus Plan (12)
13	Portion of Unity Bancorp. Inc. 2012 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.

c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 21, 2013
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 21, 2013
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 21, 2013
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 21, 2013
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 21, 2013
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 21, 2013
Robert H. Dallas, II

/s/ Mary E. Gross	Director	March 21, 2013
Mary E. Gross

/s/ Peter E. Maricondo	Director	March 21, 2013
Peter E. Maricondo

/s/ Raj Patel	Director	March 21, 2013
Raj Patel

/s/ Allen Tucker	Director	March 21, 2013
Allen Tucker