Form 10-Q
period 2013-03-31
UNITY BANCORP INC /NJ/
filed 2013-05-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes o            No x

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of May 1, 2013 common stock, no par value: 7,548,174 shares outstanding

PART I                        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1                        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$18,392	$23,705
Federal funds sold and interest-bearing deposits	61,584	70,487
Cash and cash equivalents	79,976	94,192
Securities:
Securities available for sale	91,067	89,538
Securities held to maturity (fair value of $28,859 and $22,741, respectively)	28,267	21,515
Total securities	119,334	111,053
Loans:
SBA loans held for sale	6,556	6,937
SBA loans held to maturity	56,868	58,593
SBA 504 loans	39,784	41,438
Commercial loans	310,649	301,564
Residential mortgage loans	136,345	132,094
Consumer loans	46,369	46,410
Total loans	596,571	587,036
Allowance for loan losses	(14,345)	(14,758)
Net loans	582,226	572,278
Premises and equipment, net	15,747	12,062
Bank owned life insurance ("BOLI")	9,472	9,402
Deferred tax assets	6,241	5,954
Federal Home Loan Bank stock	3,989	3,989
Accrued interest receivable	3,362	3,298
Other real estate owned ("OREO")	1,052	1,826
Prepaid FDIC insurance	1,788	1,929
Goodwill and other intangibles	1,516	1,516
Other assets	2,479	2,231
Total assets	$827,182	$819,730
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$118,166	$114,424
Interest-bearing demand deposits	115,374	114,838
Savings deposits	295,335	294,533
Time deposits, under $100,000	75,374	76,994
Time deposits, $100,000 and over	47,868	47,971
Total deposits	652,117	648,760
Borrowed funds	75,000	75,000
Subordinated debentures	15,465	15,465
Accrued interest payable	438	434
Accrued expenses and other liabilities	6,005	2,561
Total liabilities	749,025	742,220
Commitments and contingencies	-	-
Shareholders' equity:
Cumulative perpetual preferred stock	20,263	20,115
Common stock	54,357	54,274
Retained earnings	2,584	1,788
Accumulated other comprehensive income	953	1,333
Total shareholders' equity	78,157	77,510
Total liabilities and shareholders' equity	$827,182	$819,730

Preferred shares	21	21
Issued and outstanding common shares	7,548	7,534

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2013	2012
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$14	$32
Federal Home Loan Bank stock	44	51
Securities:
Taxable	647	752
Tax-exempt	120	142
Total securities	767	894
Loans:
SBA loans	777	924
SBA 504 loans	651	759
Commercial loans	4,001	4,183
Residential mortgage loans	1,550	1,655
Consumer loans	509	560
Total loans	7,488	8,081
Total interest income	8,313	9,058
INTEREST EXPENSE
Interest-bearing demand deposits	101	136
Savings deposits	177	354
Time deposits	546	913
Borrowed funds and subordinated debentures	800	847
Total interest expense	1,624	2,250
Net interest income	6,689	6,808
Provision for loan losses	650	1,200
Net interest income after provision for loan losses	6,039	5,608
NONINTEREST INCOME
Branch fee income	347	386
Service and loan fee income	304	302
Gain on sale of SBA loans held for sale, net	241	157
Gain on sale of mortgage loans, net	477	411
BOLI income	70	73
Net security gains	226	224
Other income	160	162
Total noninterest income	1,825	1,715
NONINTEREST EXPENSE
Compensation and benefits	3,176	3,182
Occupancy	694	609
Processing and communications	561	534
Furniture and equipment	365	362
Professional services	190	190
Loan collection costs	177	180
OREO expenses	127	124
Deposit insurance	149	171
Advertising	120	146
Other expenses	567	461
Total noninterest expense	6,126	5,959
Income before provision for income taxes	1,738	1,364
Provision for income taxes	538	459
Net income	1,200	905
Preferred stock dividends and discount accretion	404	396
Income available to common shareholders	$796	$509

Net income per common share - Basic	$0.11	$0.07
Net income per common share - Diluted	$0.10	$0.07

Weighted average common shares outstanding - Basic	7,538	7,460
Weighted average common shares outstanding - Diluted	7,845	7,792

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(In thousands)	2013	2012
Net income	$1,200	$905
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during period	(230)	(154)
Less: Reclassification adjustment for gains on securities included in net income	150	149
Total other comprehensive loss	(380)	(303)

Total comprehensive income	$820	$602

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2013 and 2012

(Unaudited)

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2012	$20,115	7,534	$54,274	$1,788	$1,333	$77,510
Net income				1,200		1,200
Other comprehensive loss, net of tax					(380)	(380)
Accretion of discount on preferred stock	148			(148)		-
Dividends on preferred stock (5% annually)				(256)		(256)
Common stock issued and related tax effects (1)		14	83			83
Balance, March 31, 2013	$20,263	7,548	$54,357	$2,584	$953	$78,157

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Accumulated deficit	comprehensive income	shareholders' equity
Balance, December 31, 2011	$19,545	7,459	$53,746	$(854)	$1,121	$73,558
Net income				905		905
Other comprehensive loss, net of tax					(303)	(303)
Accretion of discount on preferred stock	138			(138)		-
Dividends on preferred stock (5% annually)				(258)		(258)
Common stock issued and related tax effects (1)		4	100			100
Balance, March 31, 2012	$19,683	7,463	$53,846	$(345)	$818	$74,002

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES:
Net income	$1,200	$905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	1,200
Net amortization of purchase premiums and discounts on securities	208	217
Depreciation and amortization	365	270
Deferred income tax benefit	(32)	(36)
Net security gains	(226)	(224)
Stock compensation expense	83	83
Loss on sale of OREO	-	117
Valuation writedowns on OREO	70	-
Gain on sale of mortgage loans held for sale, net	(477)	(411)
Gain on sale of SBA loans held for sale, net	(241)	(157)
Origination of mortgage loans held for sale	(22,599)	(21,242)
Origination of SBA loans held for sale	(1,911)	(2,240)
Proceeds from sale of mortgage loans held for sale, net	23,076	21,653
Proceeds from sale of SBA loans held for sale, net	2,533	2,050
Loss on sale or disposal of premises and equipment	-	17
Net change in other assets and liabilities	(674)	200
Net cash provided by operating activities	2,025	2,402
INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,252)	-
Purchases of securities available for sale	(13,086)	(32,108)
Maturities and principal payments on securities held to maturity	1,446	855
Maturities and principal payments on securities available for sale	5,692	7,363
Proceeds from sales of securities available for sale	5,303	2,824
Proceeds from sale of OREO	704	1,640
Net decrease (increase) in loans	(11,051)	8,596
Purchases of premises and equipment	(96)	(1,222)
Net cash used in investing activities	(19,340)	(12,052)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,357	(870)
Proceeds from exercise of stock options	-	21
Dividends on preferred stock	(258)	(258)
Net cash provided by (used in) financing activities	3,099	(1,107)
Decrease in cash and cash equivalents	(14,216)	(10,757)
Cash and cash equivalents, beginning of period	94,192	82,574
Cash and cash equivalents, end of period	$79,976	$71,817
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$1,620	$2,275
Income taxes paid	481	389
Noncash investing activities:
Transfer of loans to OREO	-	350
Purchase of leased branch locations	3,893	-

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2013

NOTE 1.  Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  Unity Investment Services, Inc., a wholly-owned subsidiary of the Bank, is used to hold part of the Bank’s investment portfolio.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were available to be issued.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2013 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	516,332	$7.06	5.4	$327,725
Options granted	25,000	6.02
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-
Outstanding at March 31, 2013	541,332	$7.01	5.4	$391,318
Exercisable at March 31, 2013	415,837	$7.21	4.3	$363,559

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2013, 1,720,529 shares have been reserved for issuance upon the exercise of options, 541,332 option grants are outstanding, and 1,097,521 option grants have been exercised, forfeited or expired, leaving 81,676 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2013	2012
Number of options granted	25,000		N/A
Weighted average exercise price	$6.02	$	N/A
Weighted average fair value of options	$2.91	$	N/A
Expected life in years (1)	5.11		N/A
Expected volatility (2)	52.81%		N/A	%
Risk-free interest rate (3)	0.77%		N/A	%
Dividend yield (4)	-%		N/A	%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013		2012
Number of options exercised		N/A	3,841
Total intrinsic value of options exercised	$	N/A	$6,055
Cash received from options exercised		N/A	21,410
Tax deduction realized from options exercised		N/A	513

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	119,750	6.1	$3.87	119,750	$3.87
4.01 - 8.00	256,675	7.4	6.47	131,180	6.59
8.01 - 12.00	120,256	1.0	9.22	120,256	9.22
12.01 - 16.00	44,651	3.8	12.62	44,651	12.62
Total	541,332	5.4	$7.01	415,837	$7.21

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2013 and 2012 are detailed in the following table:

	For the three months ended March 31,
	2013	2012
Compensation expense	$35,020	$40,215
Income tax benefit	13,987	14,319

As of March 31, 2013, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $278 thousand.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2013:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2012	90,975	$6.10
Granted	14,000	6.02
Vested	-	-
Forfeited	-	-
Nonvested restricted stock at March 31, 2013	104,975	$6.09

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2013, 221,551 shares of restricted stock were reserved for issuance, of which 4,663 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31,
	2013	2012
Number of shares granted	14,000		N/A
Average grant date fair value	$6.02	$	N/A

Compensation expense related to restricted stock for the three months ended March 31, 2013 and 2012 is detailed in the following table:

	For the three months ended March 31,
	2013	2012
Compensation expense	$47,935	$43,358

As of March 31, 2013, there was approximately $552 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.0 years.

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

Management assesses its intent to sell or whether it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired with no intent to sell and no requirement to sell prior to recovery of its amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income. For debt securities where management has the intent to sell, the amount of the impairment is reflected in earnings as realized losses.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

Servicing assets represent the estimated fair value of retained servicing rights, net of servicing costs, at the time loans are sold. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on stratifying the underlying financial assets by date of origination and term. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment, if temporary, would be reported as a valuation allowance.

Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

Loans Held to Maturity

Loans held to maturity are stated at the unpaid principal balance, net of unearned discounts and deferred loan origination fees and costs. In accordance with the level yield method, loan origination fees, net of direct loan origination costs, are deferred and recognized over the estimated life of the related loans as an adjustment to the loan yield. Interest is credited to operations primarily based upon the principal balance outstanding.

Loans are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when the borrower is in arrears for two or more monthly payments; open end credit for two or more billing cycles; and single payment notes if interest or principal remains unpaid for 30 days or more.

Nonperforming loans consist of loans that are not accruing interest as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt (nonaccrual loans). When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans may be returned to an accrual status when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest.

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

The Company evaluates its loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company has defined impaired loans to be all TDRs and nonperforming loans. Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for all other loans. Impairment of a loan is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral-dependent. If the value of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge to the provision for loan losses.

For additional information on loans, see Note 8 to the Consolidated Financial Statements and the section titled "Loan Portfolio" under Item 2.  Management's Discussion and Analysis.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience. The allowance for loan losses consists of specific reserves for individually impaired credits and TDRs, reserves for nonimpaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

For additional information on the allowance for loan losses and unfunded loan commitments, see Note 9 to the Consolidated Financial Statements and the sections titled "Asset Quality" and "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments" under Item 2.  Management's Discussion and Analysis.

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

Interest and penalties associated with unrecognized tax benefits would be recognized in income tax expense on the income statement.

NOTE 2.  Litigation

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  In the best judgment of management, based upon consultation with counsel, the consolidated financial position and results of operations of the Company will not be affected materially by the final outcome of any pending legal proceedings or other contingent liabilities and commitments.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended March 31,
(In thousands, except per share amounts)	2013	2012
Net income	$1,200	$905
Less: Preferred stock dividends and discount accretion	404	396
Income available to common shareholders	$796	$509
Weighted average common shares outstanding - Basic	7,538	7,460
Plus: Potential dilutive common stock equivalents	307	332
Weighted average common shares outstanding - Diluted	7,845	7,792
Net income per common share - Basic	$0.11	$0.07
Net income per common share - Diluted	0.10	0.07
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	379	506

The "potential dilutive common stock equivalents" shown in the table above includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were dilutive for the three months ended March 31, 2013 and 2012.

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

For the quarter ended March 31, 2013, the Company reported income tax expense of $538 thousand for an effective tax rate of 31.0 percent, compared to an income tax expense of $459 thousand and effective tax rate of 33.7 percent for the prior year’s quarter.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2013 or 2012.  The Company did not have an accrual for uncertain tax positions as of March 31, 2013 or December 31, 2012, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2008 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income

The following table shows the changes in other comprehensive income for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013			2012
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$1,333			$1,121
Unrealized holding losses on securities arising during period	$(409)	$(179)	(230)	$(281)	$(127)	(154)
Less: Reclassification adjustment for gains on securities included in net income	226	76	150	224	75	149
Net unrealized losses on securities arising during the period	(635)	(255)	(380)	(505)	(202)	(303)
Balance, end of period			$953			$818

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

As of March 31, 2013, the fair value of the Company's AFS securities portfolio was $91.1 million.  Approximately 45 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $41.0 million at March 31, 2013.  Approximately $39.5 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities, excluding commercial mortgage-backed securities, were classified as Level 2 assets at March 31, 2013.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

For certain securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information (Level 3 inputs).  In these instances, management evaluates the appropriateness and quality of the assumptions and the resulting prices.  In addition, management reviews the volume and level of activity for all AFS securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs.  In determining fair value, the Company utilizes unobservable inputs which reflect its own assumptions about the inputs that market participants would use in pricing each security.  In developing its assertion of market participant assumptions, the Company utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for AFS securities under Level 3, management prepared present value cash flow models for certain private label commercial mortgage-backed securities. The cash flows for the commercial mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of commercial mortgage-backed securities at March 31, 2013:

March 31, 2013
Valuation Technique	Unobservable Input	Range	Weighted Average
Discounted Cash Flow	Prepayment rate	8 through 15%	10.0%
	Default rate	10 through 15%	12.5%
	Loss severity	10 through 25%	18.0%

Significant increases or decreases in any of the unobservable inputs in the table above in isolation would result in a significantly lower or higher fair value measurement of the securities.  Generally, a change in the assumption used for the default rate is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

For the Level 3 available for sale private label commercial mortgage-backed securities, cash flow assumptions incorporate independent third party market participant data based on vintage year for each security.  The discount rate utilized in determining the present value of cash flows for the commercial mortgage-backed securities was arrived at by combining the yield on orderly transactions for similar maturity government sponsored mortgage-backed securities with (i) the historical average risk premium of similar structured private label securities, (ii) a risk premium reflecting current market conditions, including liquidity risk and (iii) if applicable, a forecasted loss premium derived from the expected cash flows of each security.  The estimated cash flows for each private label commercial mortgage-backed security are then discounted at the aforementioned effective rate to determine the fair value.  The quoted prices received from either market participants or independent pricing services are weighted with the internal price estimate to determine the fair value of each instrument.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2013, as compared to the periods ended December 31, 2012 and March 31, 2012.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,995	$-	$6,995
State and political subdivisions	-	20,906	-	20,906
Residential mortgage-backed securities	-	40,998	-	40,998
Commercial mortgage-backed securities	-	-	3,681	3,681
Corporate and other securities	-	18,487	-	18,487
Total securities available for sale	$-	$87,386	$3,681	$91,067

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$2,568	$-	$2,568
State and political subdivisions	-	15,303	-	15,303
Residential mortgage-backed securities	-	45,545	-	45,545
Commercial mortgage-backed securities	-	-	4,463	4,463
Corporate and other securities	-	21,659	-	21,659
Total securities available for sale	$-	$85,075	$4,463	$89,538

The following table summarizes changes in Level 3 assets during the three months ended March 31, 2013 and 2012, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended March 31,
(In thousands)	2013	2012
Commercial mortgage-backed securities:
Balance, beginning of period	$4,463	$-
Payoffs	(505)	-
Principal paydowns	(244)	-
Total net losses included in:
Other comprehensive income	(33)	-
Balance, end of period	$3,681	$-

There were no gains or losses (realized or unrealized) including in earnings for assets and liabilities held at March 31, 2013 or 2012.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Appraisal Policy

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

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100,000 and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount ranges from 10 to 25 percent and is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business. Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  Subsequent to receiving the third party results, the Company will discount the value 8 to 10 percent for selling and closing costs.

Other Real Estate Owned ("OREO")

The fair value of OREO is determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2013, the valuation allowance for impaired loans was $1.7 million, a decrease of $322 thousand from $2.0 million at December 31, 2012.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of March 31, 2013 and March 31, 2012 and the fair value gains (losses) recognized during the three months ended March 31, 2013 and 2012:

	Fair value at March 31, 2013				Gains (losses) from fair value changes for the
(In thousands)	Level 1	Level 2	Level 3	Total	three months ended March 31, 2013
Financial assets:
OREO	$-	$-	$300	$300	$(70)
Impaired collateral-dependent loans	-	-	9,290	9,290	322

	Fair value at March 31, 2012				Gains (losses) from fair value changes for the
(In thousands)	Level 1	Level 2	Level 3	Total	three months ended March 31, 2012
Financial assets:
OREO	$-	$-	$256	$256	$(116)
Impaired collateral-dependent loans	-	-	11,851	11,851	568

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2013 and December 31, 2012 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

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

Standby Letters of Credit

At March 31, 2013, the Bank had standby letters of credit outstanding of $1.6 million, consistent with December 31, 2012.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of March 31, 2013 and December 31, 2012:

		March 31, 2013		December 31, 2012
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$79,976	$79,976	$94,192	$94,192
Securities held to maturity (1)	Level 2	28,267	28,859	21,515	22,741
SBA loans held for sale	Level 2	6,556	7,293	6,937	7,582
Loans, net of allowance for loan losses (2)	Level 2	575,670	574,118	565,341	564,528
Federal Home Loan Bank stock	Level 2	3,989	3,989	3,989	3,989
SBA servicing assets	Level 3	388	388	396	396
Accrued interest receivable	Level 2	3,362	3,362	3,298	3,298
Financial liabilities:
Deposits	Level 2	652,117	653,668	648,760	650,668
Borrowed funds and subordinated debentures	Level 2	90,465	99,571	90,465	100,257
Accrued interest payable	Level 2	438	438	434	434

(1)

Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $6.8 million and $2.7 million at March 31, 2013 and December 31, 2012, respectively, and market values of $6.8 million and $3.2 million at March 31, 2013 and December 31, 2012, respectively.

(2)

Includes impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Impaired loans, net of specific reserves totaled $9.3 million and $8.2 million at March 31, 2013 and December 31, 2012, respectively.

Note 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$6,927	$72	$(4)	$6,995	$2,482	$86	$-	$2,568
State and political subdivisions	20,557	499	(150)	20,906	14,690	613	-	15,303
Residential mortgage-backed securities	39,669	1,417	(88)	40,998	43,984	1,684	(123)	45,545
Commercial mortgage-backed securities	3,674	10	(3)	3,681	4,423	42	(2)	4,463
Corporate and other securities	18,658	247	(418)	18,487	21,741	490	(572)	21,659
Total securities available for sale	$89,485	$2,245	$(663)	$91,067	$87,320	$2,915	$(697)	$89,538
Held to maturity:
U.S. Government sponsored entities	$6,049	$1	$(31)	$6,019	$5,050	$38	$-	$5,088
State and political subdivisions	2,744	291	-	3,035	2,746	288	-	3,034
Residential mortgage-backed securities	11,653	345	(11)	11,987	11,048	374	(13)	11,409
Commercial mortgage-backed securities	6,842	107	(106)	6,843	2,671	539	-	3,210
Corporate and other securities	979	-	(4)	975	-	-	-	-
Total securities held to maturity	$28,267	$744	$(152)	$28,859	$21,515	$1,239	$(13)	$22,741

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2013 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,108	1.17%	$1,017	2.13%	$4,870	2.09%	$6,995	1.95%
State and political subdivisions	1,504	0.70	841	2.55	13,151	2.92	5,410	2.83	20,906	2.72
Residential mortgage-backed securities	46	3.11	208	4.41	680	4.44	40,064	2.72	40,998	2.76
Commercial mortgage-backed securities	-	-	-	-	-	-	3,681	3.11	3,681	3.11
Corporate and other securities	-	-	1,401	1.80	6,907	3.14	10,179	2.33	18,487	2.59
Total securities available for sale	$1,550	0.77%	$3,558	1.93%	$21,755	3.00%	$64,204	2.64%	$91,067	2.67%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$6,049	1.80%	$6,049	1.80%
State and political subdivisions	624	0.75	-	-	-	-	2,120	4.70	2,744	3.80
Residential mortgage-backed securities	48	3.67	871	4.75	610	5.00	10,124	2.05	11,653	2.42
Commercial mortgage-backed securities	-	-	-	-	-	-	6,842	3.80	6,842	3.80
Corporate and other securities	-	-	-	-	979	2.95	-	-	979	2.95
Total securities held to maturity	$672	0.96%	$871	4.75%	$1,589	3.74%	$25,135	2.69%	$28,267	2.77%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	2	$2,005	$(4)	$-	$-	$2,005	$(4)
State and political subdivisions	10	6,196	(150)	-	-	6,196	(150)
Residential mortgage-backed securities	3	1,945	(25)	1,773	(63)	3,718	(88)
Commercial mortgage-backed securities	4	684	(3)	158	-	842	(3)
Corporate and other securities	7	3,455	(38)	3,144	(380)	6,599	(418)
Total temporarily impaired securities	26	$14,285	$(220)	$5,075	$(443)	$19,360	$(663)
Held to maturity:
U.S. Government sponsored entities	2	$4,019	$(31)	$-	$-	$4,019	$(31)
Residential mortgage-backed securities	3	2,246	(8)	$214	(3)	$2,460	(11)
Commercial mortgage-backed securities	2	4,070	(106)	-	-	4,070	(106)
Corporate and other securities	1	974	(4)	-	-	974	(4)
Total temporarily impaired securities	8	$11,309	$(149)	$214	$(3)	$11,523	$(152)

	December 31, 2012
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
Residential mortgage-backed securities	5	$3,272	$(43)	$1,951	$(80)	$5,223	$(123)
Commercial mortgage-backed securities	4	2,351	(2)	-	-	2,351	(2)
Corporate and other securities	6	2,486	(26)	2,994	(546)	5,480	(572)
Total temporarily impaired securities	15	$8,109	$(71)	$4,945	$(626)	$13,054	$(697)
Held to maturity:
Residential mortgage-backed securities	3	$838	$(2)	$279	$(11)	$1,117	$(13)
Total temporarily impaired securities	3	$838	$(2)	$279	$(11)	$1,117	$(13)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2013.  There was no impairment on these securities at December 31, 2012.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or faster prepayment speeds.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2013 or December 31, 2012.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2013 or December 31, 2012.  The unrealized losses on asset-backed securities were caused by increases in interest rate spreads.  The majority of contractual cash flows of these securities are guaranteed by Sallie Mae as part of the Federal Family Education Loan ("FFEL") Program. It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2013 or December 31, 2012.  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At March 31, 2013 and December 31, 2012, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2013 or December 31, 2012.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three months ended March 31, 2013 and 2012 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2013	2012
Available for sale:
Realized gains	$230	$228
Realized losses	(4)	(4)
Total securities available for sale	226	224
Held to maturity:
Realized gains	-	-
Realized losses	-	-
Total securities held to maturity	-	-
Net gains on sales of securities	$226	$224

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three months ended March 31, 2013, there were gross realized gains of $230 thousand and gross realized losses of $4 thousand.  The net realized gains during 2013 were a result of the following:

·

The Company sold approximately $5.4 million in book value of available for sale asset-backed securities and corporate bonds, resulting in pre-tax gains of approximately $227 thousand, and $60 thousand in equity securities resulting in pre-tax gains on $3 thousand.

·	Losses of $4 thousand on the partial call of $60 thousand in book value of one available for sale municipal security.

For the three months ended March 31, 2012, there were gross realized gains of $228 thousand and gross realized losses of $4 thousand.  The net realized gains during the three months ended March 31, 2012 were primarily attributed to:

·	The Company sold approximately $2.6 million in book value of available for sale mortgage-backed and municipal securities, resulting in pre-tax gains of approximately $228 thousand, partially offset by
·	Losses of $4 thousand on the partial call of approximately $60 thousand in book value of one available for sale municipal security.

Pledged Securities

Securities with a carrying value of $79.2 million and $78.4 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $26.8 million and $25.1 million pledged against Government deposits at March 31, 2013 and December 31, 2012, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2013 and December 31, 2012:

(In thousands)	March 31, 2013	December 31, 2012
SBA loans held to maturity	$56,868	$58,593
SBA 504 loans	39,784	41,438
Commercial loans
Commercial other	27,787	24,043
Commercial real estate	270,097	264,439
Commercial real estate construction	12,765	13,082
Residential mortgage loans
Residential mortgages	129,570	125,232
Purchased residential mortgages	6,775	6,862
Consumer loans
Home equity	44,064	45,152
Consumer other	2,305	1,258
Total loans held for investment	$590,015	$580,099
SBA loans held for sale	6,556	6,937
Total loans	$596,571	$587,036

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

SBA Loans: SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

Credit Ratings

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

Special Mention: Criticized loans are assigned a risk rating of 7 and termed “Special Mention”, as the borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Bank’s collateral and position. While potentially weak, these borrowers are currently marginally acceptable and no loss of interest or principal is anticipated. As a result, special mention assets do not expose an institution to sufficient risk to warrant adverse classification. Included in “Special Mention” could be turnaround situations, such as borrowers with deteriorating trends beyond one year, borrowers in startup or deteriorating industries, or borrowers with a poor market share in an average industry. "Special Mention" loans may include an element of asset quality, financial flexibility, or below average management. Management and ownership may have limited depth or experience. Regulatory agencies have agreed on a consistent definition of “Special Mention” as an asset with potential weaknesses which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. This definition is intended to ensure that the “Special Mention” category is not used to identify assets that have as their sole weakness credit data exceptions or collateral documentation exceptions that are not material to the repayment of the asset.

Substandard: Classified loans are assigned a risk rating of an 8 or 9, depending upon the prospect for collection, and deemed “Substandard”. A risk rating of 8 is used for borrowers with well-defined weaknesses that jeopardize the orderly liquidation of debt. The loan is inadequately protected by the current paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. There is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified “Substandard”.

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2013:

	March 31, 2013
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held to maturity	$45,017	$3,833	$8,018	$56,868
SBA 504 loans	28,401	4,028	7,355	39,784
Commercial loans
Commercial other	23,923	1,713	2,151	27,787
Commercial real estate	237,280	28,487	4,330	270,097
Commercial real estate construction	12,563	-	202	12,765
Total commercial loans	273,766	30,200	6,683	310,649
Total SBA, SBA 504 and commercial loans	$347,184	$38,061	$22,056	$407,301

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages		$126,745	$2,825	$129,570
Purchased residential mortgages		5,046	1,729	6,775
Total residential mortgage loans		131,791	4,554	136,345
Consumer loans
Home equity		43,762	302	44,064
Consumer other		2,305	-	2,305
Total consumer loans		46,067	302	46,369
Total residential mortgage and consumer loans		$177,858	$4,856	$182,714

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2012:

	December 31, 2012
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held to maturity	$45,680	$4,376	$8,537	$58,593
SBA 504 loans	28,726	5,860	6,852	41,438
Commercial loans
Commercial other	20,187	1,669	2,187	24,043
Commercial real estate	229,516	30,733	4,190	264,439
Commercial real estate construction	12,880	202	-	13,082
Total commercial loans	262,583	32,604	6,377	301,564
Total SBA, SBA 504 and commercial loans	$336,989	$42,840	$21,766	$401,595

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages		$122,711	$2,521	$125,232
Purchased residential mortgages		3,872	2,990	6,862
Total residential mortgage loans		126,583	5,511	132,094
Consumer loans
Home equity		44,844	308	45,152
Consumer other		1,249	9	1,258
Total consumer loans		46,093	317	46,410
Total residential mortgage and consumer loans		$172,676	$5,828	$178,504

Nonperforming and Past Due Loans

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held to maturity	$388	$-	$212	$4,441	$5,041	$51,827	$56,868
SBA 504 loans	4,511	-	415	1,235	6,161	33,623	39,784
Commercial loans
Commercial other	20	-	-	1,091	1,111	26,676	27,787
Commercial real estate	651	52	-	3,079	3,782	266,315	270,097
Commercial real estate construction	-	-	-	202	202	12,563	12,765
Residential mortgage loans
Residential mortgages	2,132	-	-	2,825	4,957	124,613	129,570
Purchased residential mortgages	71	17	4	1,729	1,821	4,954	6,775
Consumer loans
Home equity	318	725	-	302	1,345	42,719	44,064
Consumer other	1	-	1	-	2	2,303	2,305
Total loans held for investment	$8,092	$794	$632	$14,904	$24,422	$565,593	$590,015
SBA loans held for sale	-	-	-	-	-	6,556	6,556
Total loans	$8,092	$794	$632	$14,904	$24,422	$572,149	$596,571

(1)

At March 31, 2013, nonaccrual loans included $1.1 million of troubled debt restructurings ("TDRs") and $1.9 million of loans guaranteed by the SBA.  The remaining $15.1 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2012
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held to maturity	$1,912	$296	$-	$4,633	$6,841	$51,752	$58,593
SBA 504 loans	5,037	-	-	2,562	7,599	33,839	41,438
Commercial loans
Commercial other	-	-	109	1,122	1,231	22,812	24,043
Commercial real estate	3,763	-	-	3,323	7,086	257,353	264,439
Commercial real estate construction	-	202	-	-	202	12,880	13,082
Residential mortgage loans
Residential mortgages	2,651	1,878	-	2,521	7,050	118,182	125,232
Purchased residential mortgages	134	78	-	2,990	3,202	3,660	6,862
Consumer loans
Home equity	833	-	-	308	1,141	44,011	45,152
Consumer other	-	-	-	9	9	1,249	1,258
Total loans held for investment	$14,330	$2,454	$109	$17,468	$34,361	$545,738	$580,099
SBA loans held for sale	-	-	-	-	-	6,937	6,937
Total loans	$14,330	$2,454	$109	$17,468	$34,361	$552,675	$587,036

(1)

At December 31, 2012, nonaccrual loans included $1.1 million of TDRs and $1.8 million of loans guaranteed by the SBA.  The remaining $13.6 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following table provides detail on the Company’s impaired loans with the associated allowance amount, if applicable, as of March 31, 2013:

	March 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held to maturity (1)	$1,009	$709	$-
SBA 504 loans	4,654	4,404	-
Commercial loans
Commercial other	2,026	2,027	-
Commercial real estate	5,317	5,142	-
Total commercial loans	7,343	7,169	-
Total impaired loans with no related allowance	13,006	12,282	-

With an allowance:
SBA loans held to maturity (1)	3,635	2,789	1,050
SBA 504 loans	1,297	1,097	206
Commercial loans
Commercial other	26	13	13
Commercial real estate	6,952	6,868	328
Commercial real estate construction	202	202	82
Total commercial loans	7,180	7,083	423
Total impaired loans with a related allowance	12,112	10,969	1,679

Total individually evaluated impaired loans:
SBA loans held to maturity (1)	4,644	3,498	1,050
SBA 504 loans	5,951	5,501	206
Commercial loans
Commercial other	2,052	2,040	13
Commercial real estate	12,269	12,010	328
Commercial real estate construction	202	202	82
Total commercial loans	14,523	14,252	423
Total individually evaluated impaired loans	$25,118	$23,251	$1,679

(1)	Balances are reduced by amount guaranteed by the SBA of $1.9 million at March 31, 2013.

The following table provides detail on the Company’s impaired loans with the associated allowance amount, if applicable, as of December 31, 2012:

	December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held to maturity (1)	$1,352	$866	$-
SBA 504 loans	5,812	5,555	-
Commercial loans
Commercial other	2,032	2,033	-
Commercial real estate	5,220	4,752	-
Total commercial loans	7,252	6,785	-
Total impaired loans with no related allowance	14,416	13,206	-

With an allowance:
SBA loans held to maturity (1)	3,355	2,846	1,159
SBA 504 loans	1,297	1,297	217
Commercial loans
Commercial other	126	38	38
Commercial real estate	6,014	5,979	587
Total commercial loans	6,140	6,017	625
Total impaired loans with a related allowance	10,792	10,160	2,001

Total individually evaluated impaired loans:
SBA loans held to maturity (1)	4,707	3,712	1,159
SBA 504 loans	7,109	6,852	217
Commercial loans
Commercial other	2,158	2,071	38
Commercial real estate	11,234	10,731	587
Total commercial loans	13,392	12,802	625
Total individually evaluated impaired loans	$25,208	$23,366	$2,001

(1)	Balances are reduced by amount guaranteed by the SBA of $1.8 million at December 31, 2012.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2013 and 2012.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing troubled debt restructurings and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2013		2012
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held to maturity (1)	$3,542	$57	$5,754	$56
SBA 504 loans	7,485	88	6,463	70
Commercial loans
Commercial other	2,042	61	2,769	21
Commercial real estate	11,026	83	18,360	130
Commercial real estate construction	135	-	533	-
Residential mortgage loans
Residential mortgages	2,757	-	1,650	-
Residential construction	-	-	2,169	-
Purchased residential mortgages	2,149	-	2,006	-
Consumer loans
Home equity	338	8	285	-
Consumer other	3	-	11	-
Total	$29,477	$297	$40,000	$277

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $1.7 million and $639 thousand for the three months ended March 31, 2013 and 2012, respectively.

Troubled Debt Restructurings

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

TDRs of $16.2 million and $14.7 million are included in the impaired loan numbers listed above as of March 31, 2013 and December 31, 2012,  respectively.  Specific reserves for these TDRs were  $490 thousand and $659 thousand as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013,  $1.1 million of TDRs were in nonaccrual status,  consistent with December 31, 2012.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

The following table details loans modified during the three months ended March 31, 2013 and 2012, including the number of modifications, the recorded investment at the time of the modification and the quarter-to-date impact to interest income as a result of the modification.

	For the three months ended March 31,
	2013			2012
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial loans
Commercial other	-	$-	$-	3	$1,291	$-
Commercial real estate	1	2,684	-	3	1,856	-
Total	1	$2,684	$-	6	$3,147	$-

There were no loans modified as a  TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended March 31, 2013 or 2012.  In this case, subsequent default is defined as 90 days past due or transferred to nonaccrual status.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following tables show the types of modifications done during the three months ended March 31, 2013 and 2012, with the respective loan balances as of those period ends:

	For the three months ended March 31, 2013
(In thousands)	Commercial real estate	Total
Type of modification:
Interest only with reduced interest rate	$2,684	$2,684
Total TDRs	$2,684	$2,684

	For the three months ended March 31, 2012
(In thousands)	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$1,291	$1,856	$3,147
Total TDRs	$1,291	$1,856	$3,147

Note 9. Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

Allowance for Loan Losses

The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  At a minimum, the adequacy of the allowance for loan losses is reviewed by management on a quarterly basis.  For purposes of determining the allowance for loan losses, the Company has segmented the loans in its portfolio by loan type.  Loans are segmented into the following pools: SBA 7(a), SBA 504, commercial, residential mortgages, and consumer loans.  Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan.  Commercial loans are divided into the following three classes: commercial real estate, commercial real estate construction and commercial other.  Residential mortgage loans are divided into the following three classes: Residential mortgages, residential construction and purchased mortgages.  Consumer loans are divided into two classes as follows:  Home equity and other.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Beginning in the third quarter of 2009, when calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio. The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	For the three ended March 31, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Charge-offs	(570)	(200)	(375)	(125)	(59)	-	(1,329)
Recoveries	137	25	101	2	1	-	266
Net charge-offs	(433)	(175)	(274)	(123)	(58)	-	(1,063)
Provision for loan losses charged to expense	463	159	62	231	90	(355)	650
Balance, end of period	$3,408	$1,296	$6,879	$1,877	$556	$329	$14,345

	For the three ended March 31, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Charge-offs	(615)	(227)	(346)	(113)	-	-	(1,301)
Recoveries	53	28	11	-	-	-	92
Net charge-offs	(562)	(199)	(335)	(113)	-	-	(1,209)
Provision for loan losses charged to expense	113	61	567	180	(9)	288	1,200
Balance, end of period	$3,639	$1,285	$8,361	$1,770	$527	$757	$16,339

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,050	$206	$423	$-	$-	$-	$1,679
Collectively evaluated for impairment	2,358	1,090	6,456	1,877	556	329	12,666
Total	$3,408	$1,296	$6,879	$1,877	$556	$329	$14,345
Loan ending balances:
Individually evaluated for impairment	$3,498	$5,501	$14,252	$-	$-	$-	$23,251
Collectively evaluated for impairment	53,370	34,283	296,397	136,345	46,369	-	566,764
Total	$56,868	$39,784	$310,649	$136,345	$46,369	$-	$590,015

	December 31, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,159	$217	$625	$-	$-	$-	$2,001
Collectively evaluated for impairment	2,219	1,095	6,466	1,769	524	684	12,757
Total	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Loan ending balances:
Individually evaluated for impairment	$3,712	$6,852	$12,802	$-	$-	$-	$23,366
Collectively evaluated for impairment	54,881	34,586	288,762	132,094	46,410	-	556,733
Total	$58,593	$41,438	$301,564	$132,094	$46,410	$-	$580,099

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2013, a $117 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an  $87 thousand commitment reserve at December 31, 2012.

Note 10.  New Accounting Pronouncements

There are currently no new accounting pronouncements that are applicable to the Company that have not already been adopted or addressed in previous filings.

ITEM 2                        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2012 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

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

Earnings Summary

Net income available to common shareholders totaled $796 thousand, or $0.10 per diluted share for the quarter ended March 31, 2013, a 56.6 percent increase compared to $509 thousand, or $0.07 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.59% and 5.65%, respectively, compared to 0.45% and 3.81% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include the continued reduction of our out of market SBA portfolio, expansion of our in-market business relationships and further reduction in our cost of funds.

First quarter highlights include:

•	A 9.1 percent increase in commercial loans from a year ago.
•	A 33.1 percent decrease in nonperforming assets from a year ago.
•	A 45.8 percent decrease in the loan loss provision compared to prior period’s quarter.
•	Noninterest-bearing deposits reached a record high of $118.2 million.
•	Negotiated the purchase contract for three of our currently leased branch locations, which closed April 17, 2013, that will result in estimated future cost savings in excess of $200 thousand.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2013	2012
Net income per common share - Basic (1)	$0.11	$0.07
Net income per common share - Diluted (1)	$0.10	$0.07
Return on average assets	0.59%	0.45%
Return on average equity (2)	5.65%	3.81%
Efficiency ratio	73.91%	71.80%

(1)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).

Net Interest Income

The primary source of the Company’s operating income is net interest income,  which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold.  Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances and other borrowings.  Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities.  The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

During the quarter ended March 31, 2013, tax-equivalent net interest income amounted to $6.7 million, a decrease of $129 thousand or 1.9 percent when compared to the same period in 2012.  Net interest margin decreased 4 basis points to 3.52 percent for the quarter ended March 31, 2013, compared to 3.56 percent for the same period in 2012.  The net interest spread was 3.29 percent for the first quarter of 2013, a 1 basis point decrease compared to the same period in 2012.

During the three months ended March 31, 2013, tax-equivalent interest income was $8.4 million, a decrease of  $755 thousand or 8.3 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets, partially offset by a shift in the mix of earning assets as average loans increased:

×

Of the $755 thousand decrease in interest income on a tax-equivalent basis, $788 thousand was attributed to reduced yields on average interest-earning assets, partially offset by a $33 thousand increase in interest income due to the increase volume of average interest-earning assets.

×

The yield on interest-earning assets decreased 38 basis points to 4.33 percent for the three months ended March 31, 2013 when compared to the same period in 2012, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to the continued low market rates.

×

The average volume of interest-earning assets increased $1.0 million to $778.4 million for the first quarter of 2013 compared to $777.4 million for the same period in 2012. This was due primarily to a $5.2 million increase in average loans, partially offset by a $2.1 million decrease in Federal funds sold and interest-bearing deposits and a $1.9 million decrease in average investment securities.

Total interest expense was $1.6 million for the three months ended March 31, 2013, a decrease of $626 thousand or 27.8 percent compared to the same period in 2012.  This decrease was driven by the continued lower overall interest rate environment, the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $626 thousand decrease in interest expense, $471 thousand was due to a decrease in the rates paid on interest-bearing liabilities and $155 thousand was attributed to the decrease in the volume of average interest-bearing liabilities.

×

The average cost of interest-bearing liabilities decreased 37 basis points to 1.04 percent, primarily due to the re-pricing of deposits in a lower interest rate environment and the expiration of a high rate interest rate swap agreement in March 2012.  The cost of interest-bearing deposits decreased 41 basis points to 0.62 percent for the first quarter of 2013 and the cost of borrowed funds and subordinated debentures decreased 16 basis points to 3.54 percent.

×

The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost products as part of management’s strategy to restructure the deposit portfolio.

×

Interest-bearing liabilities averaged $627.3 million for the first quarter of 2013, a decrease of $12.4 million or 1.9 percent, compared to the prior year’s quarter.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, partially offset by an increase in average savings deposits and interest-bearing demand deposits.

Our net interest income continues to be impacted by the sustained low interest rate environment, which the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board forecasts will continue at least as long as the unemployment rate remains above 6.5 percent.  This rate environment has resulted in a tighter net interest margin as our earning assets continue to re-price at lower rates.  Partially offsetting these declines are lower funding costs; however the reduction in yield on earning assets is anticipated to exceed the benefits of further declines in the cost of funds from already low levels.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 34 percent.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$62,530	$14	0.09%	$64,660	$32	0.20%
Federal Home Loan Bank stock	3,989	44	4.47	4,088	51	5.02
Securities:
Taxable	100,062	647	2.59	102,624	752	2.93
Tax-exempt	18,475	178	3.85	17,851	210	4.71
Total securities (A)	118,537	825	2.79	120,475	962	3.19
Loans:
SBA loans	65,386	777	4.75	71,760	924	5.15
SBA 504 loans	41,135	651	6.42	51,710	759	5.90
Commercial loans	304,790	4,001	5.32	284,237	4,183	5.92
Residential mortgage loans	135,886	1,550	4.56	132,824	1,655	4.98
Consumer loans	46,111	509	4.48	47,608	560	4.73
Total loans (B)	593,308	7,488	5.09	588,139	8,081	5.52
Total interest-earning assets	$778,364	$8,371	4.33%	$777,362	$9,126	4.71%

Noninterest-earning assets:
Cash and due from banks	19,737			15,949
Allowance for loan losses	(14,998)			(16,788)
Other assets	37,905			40,287
Total noninterest-earning assets	42,644			39,448
Total assets	$821,008			$816,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$118,668	$101	0.35%	$108,988	$136	0.50%
Savings deposits	295,520	177	0.24	283,261	354	0.50
Time deposits	122,695	546	1.80	156,999	913	2.34
Total interest-bearing deposits	536,883	824	0.62	549,248	1,403	1.03
Borrowed funds and subordinated debentures	90,465	800	3.54	90,465	847	3.70
Total interest-bearing liabilities	$627,348	$1,624	1.04%	$639,713	$2,250	1.41%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	113,000			100,496
Other liabilities	3,242			3,249
Total noninterest-bearing liabilities	116,242			103,745
Total shareholders' equity	77,418			73,352
Total liabilities and shareholders' equity	$821,008			$816,810

Net interest spread		$6,747	3.29%		$6,876	3.30%
Tax-equivalent basis adjustment		(58)			(68)
Net interest income		$6,689			$6,808
Net interest margin			3.52%			3.56%

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

	For the three months ended March 31, 2013 versus March 31, 2012
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(1)	$(17)	$(18)
Federal Home Loan Bank stock	(1)	(6)	(7)
Securities	(12)	(125)	(137)
Loans	47	(640)	(593)
Total interest income	$33	$(788)	$(755)
Interest expense:
Demand deposits	$10	$(45)	$(35)
Savings deposits	14	(191)	(177)
Time deposits	(179)	(188)	(367)
Total interest-bearing deposits	(155)	(424)	(579)
Borrowed funds and subordinated debentures	-	(47)	(47)
Total interest expense	(155)	(471)	(626)
Net interest income - fully tax-equivalent	$188	$(317)	$(129)
Decrease in tax-equivalent adjustment			10
Net interest income			$(119)

Provision for Loan Losses

The provision for loan losses totaled $650 thousand for the three months ended March 31, 2013, compared to $1.2 million for the three months ended March 31, 2012.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(In thousands)	2013	2012
Branch fee income	$347	$386
Service and loan fee income	304	302
Gain on sale of SBA loans held for sale, net	241	157
Gain on sale of mortgage loans, net	477	411
BOLI income	70	73
Net security gains	226	224
Other income	160	162
Total noninterest income	$1,825	$1,715

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans and BOLI income.  For the three months ended March 31, 2013, noninterest income amounted to $1.8 million, an increase of $110 thousand from the prior year period.  The increase during the three month period was driven by higher gains on the sale of residential mortgage and SBA loans, partially offset by lower levels of branch fee income.

Changes in our noninterest income for the three months ended March 31, 2013 versus 2012 reflect:

·	Branch fee income, which consists of deposit service charges and overdraft fees, decreased $39 thousand for the quarterly period due to lower overdraft fees.
·	Service and loan fee income increased $2 thousand when compared to the same period in the prior year.
·	Gains on SBA loan sales increased $84 thousand for the quarter due to higher premiums on the sale of $2.3 million in loans during the period.
·

Gains on sales of residential mortgage loans increased $66 thousand on a higher volume of loan sales.  For the three month period, $22.6 million in residential mortgage loans were sold compared to $21.2 million in the first quarter of 2012.

·

The increase in the cash surrender value of BOLI remained relatively flat when compared to the same periods in the prior year, with income of $70 thousand and $73 thousand for the three months ended March 31, 2013 and 2012, respectively.

·	Net realized gains on the sale of securities amounted to $226 thousand, compared to gains of $224 thousand for the same period in the prior year. For additional information, see Note 7 - Securities.
·	Other income decreased $2 thousand when compared to the same period in the prior year.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(In thousands)	2013	2012
Compensation and benefits	$3,176	$3,182
Occupancy	694	609
Processing and communications	561	534
Furniture and equipment	365	362
Professional services	190	190
Loan collection costs	177	180
OREO expenses	127	124
Deposit insurance	149	171
Advertising	120	146
Other expenses	567	461
Total noninterest expense	$6,126	$5,959

Noninterest expense totaled $6.1 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively.  In March 2012, we opened our Washington Township, New Jersey branch.

Changes in noninterest expense for the three months ended March 31, 2013 versus 2012 reflect:

·	Compensation and benefits expense, the largest component of noninterest expense, decreased $6 thousand. Benefits expense decreased, however this was partially offset by an increase in employer taxes.
·

Occupancy expense increased $85 thousand due to higher seasonal snow removal expenses, increased building depreciation expenses related to the Washington branch, and additional rental expense due to the termination of a sublease during 2012.

·	Processing and communications expenses increased $27 thousand due to expenses related to our check cashing, merchant services and mortgage business.
·	Furniture and equipment expense increased $3 thousand, primarily due to increased software maintenance, depreciation, and ATM maintenance expenses.
·	Professional service fees remained flat at $190 thousand when compared to the same period in 2012.
·	Loan collection costs decreased $3 thousand, due to lower appraisal fees.
·	OREO expenses remained relatively flat at $127 thousand for the first quarter of 2013, compared to $124 thousand for the first quarter of 2012.
·	Deposit insurance expense decreased $22 thousand for the quarter ended March 31, 2013 due to a lower assessment basis.
·

Advertising expense decreased $26 thousand for the quarter ended March 31, 2013 due to a reduction in promotional gift expenses, the expiration of a third party marketing agreement and reduced promotional marketing.

·	Other expenses increased $106 thousand for the quarter due to higher employee recruiting, increased director fees and an increase to the reserve for unfunded loan commitments.

Income Tax Expense

For the quarter ended March 31, 2013, the Company reported income tax expense of $538 thousand for an effective tax rate of 31.0 percent, compared to an income tax expense of $459 thousand and effective tax rate of 33.7 percent for the prior year’s quarter.

Financial Condition at March 31, 2013

Total assets increased $7.5 million or 0.9 percent, to $827.2 million at March 31, 2013, compared to $819.7 million at December 31, 2012. This increase was primarily due to increases of $9.5 million in loans, $8.3 million in securities, and $3.7 million in premises and equipment, partially offset by a $14.2 million decrease in cash and cash equivalents.  Total deposits increased $3.4 million, due to increases of $3.7 million in noninterest-bearing demand deposits,  $802 thousand in savings deposits, and $536 thousand in interest-bearing demand deposits, partially offset by a decrease of $1.7 million in time deposits.  There were no changes to borrowed funds and subordinated debentures.  Total shareholders’ equity increased $647 thousand over year-end 2012, primarily due to the increase in net income.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS securities consist primarily of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

AFS securities totaled $91.1 million at March 31, 2013, an increase of $1.5 million or 1.7 percent, compared to $89.5 million at December 31, 2012.  This net increase was the result of:

·	$13.1 million in purchases, primarily of municipal and agency securities, partially offset by
·	$5.7 million in principal payments, maturities and called bonds,
·	$5.1 million in sales net of realized gains, which consisted of asset-backed securities and corporate bonds,
·	$153 thousand in net amortization of premiums, and
·

$635 thousand of depreciation in the market value of the portfolio.  At March 31, 2013, the portfolio had net unrealized gains of $1.6 million compared to net unrealized gains of $2.2 million at December 31, 2012.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.2 years at March 31, 2013 and 3.5 years at December 31, 2012.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of state and political subdivisions and mortgage-backed securities.

HTM securities were $28.3 million at March 31, 2013, an increase of $6.8 million or 31.4 percent, from year-end 2012.  This net increase was the result of:

·	$8.3 million in purchases of three mortgage-backed securities, one agency and one corporate bond, partially offset by,
·	$1.4 million in principal payments, and
·	$54 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.8 years and 6.5 years at March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, the fair value of HTM securities was $28.9 million and $22.7 million, respectively.

The average balance of taxable securities amounted to $100.1 million for the three months ended March 31, 2013, compared to $102.6 million for the same period in 2012. The average yield earned on taxable securities decreased 34 basis points, to 2.59 percent for the three months ended March 31, 2013, from 2.93 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $18.5 million for the three months ended March 31, 2013, compared to $17.9 million for the same period in 2012. The average yield earned on tax-exempt securities decreased 86 basis points, to 3.85 percent for the three months ended March 31, 2013, from 4.71 percent for the same period in 2012.

Securities with a carrying value of $79.2 million and $78.4 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 86 percent of the total investment portfolio had a fixed rate of interest at March 31, 2013.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Securities.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, SBA 504, commercial, residential mortgage and consumer loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans increased $9.5 million or 1.6 percent to $596.6 million at March 31, 2013, compared to $587.0 million at year-end 2012. Commercial loans and residential mortgages increased $9.1 million and  $4.3 million,  respectively, partially offset by declines in all other loan categories.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held to maturity	$56,868	9.5%	$58,593	10.0%
SBA 504 loans	39,784	6.7	41,438	7.1
Commercial loans	310,649	52.0	301,564	51.3
Residential mortgage loans	136,345	22.9	132,094	22.5
Consumer loans	46,369	7.8	46,410	7.9
Total loans held for investment	590,015	98.9	580,099	98.8
SBA loans held for sale	6,556	1.1	6,937	1.2
Total loans	$596,571	100.0%	$587,036	100.0%

Average loans increased $5.2 million or 0.9 percent from $588.1 million for the three months ended March 31, 2012, to $593.3 million for the same period in 2013.  The increase in average loans was due to increases in commercial and residential mortgage loans, partially offset by declines in all other portfolio types.  The yield on the overall loan portfolio fell 43 basis points to 5.09 percent for the three months ended March 31, 2013, compared to 5.52 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made for the purposes of providing working capital, financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $6.6 million at March 31, 2013, a decrease of $381 thousand from December 31, 2012. SBA 7(a) loans held to maturity amounted to $56.9 million at March 31, 2013, a decrease of $1.7 million from $58.6 million at December 31, 2012. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 4.75 percent for the three months ended March 31, 2013, compared to 5.15 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $107.4 million and $109.9 million in SBA loans were sold but serviced by the Company at March 31, 2013 and December 31, 2012, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination. At March 31, 2013, SBA 504 loans totaled $39.8 million, a decrease of $1.7 million from $41.4 million at December 31, 2012. The yield on SBA 504 loans increased 52 basis points to 6.42 percent for the quarter ended March 31, 2013 from 5.90 percent for the first quarter of 2012.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $310.6 million at March 31, 2013, an increase of $9.1 million from year-end 2012. The yield on commercial loans was 5.32 percent for the first quarter of 2013, compared to 5.92 percent for the same period in 2012 due to the low rate environment.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $136.3 million at March 31, 2013, an increase of $4.3 million from year-end 2012. Sales of mortgage loans totaled $22.6 million for the three months ended March 31, 2013. The yield on residential mortgages was 4.56 percent for the first quarter of 2013, compared to 4.98 percent for the same period in 2012.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $46.4 million at March 31, 2013,  flat from December 31, 2012. The yield on consumer loans was 4.48 percent for the quarter ended March 31, 2013, compared to 4.73 percent for the quarter ended March 31, 2012.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2013 and December 31, 2012, approximately 95 percent of the Company’s loan portfolio was secured by real estate.

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

At March 31, 2013, there were sixteen loans totaling $16.2 million that were classified as TDRs by the Company and are deemed impaired, compared to sixteen such loans totaling $14.7 million at December 31, 2012.  Nonperforming loans included $1.1 million of TDRs as of March 31, 2013 and December 31, 2012.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of March 31, 2013:

	March 31, 2013			December 31, 2012
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held to maturity	$922	$123	$1,045	$929	$126	$1,055
SBA 504 loans	4,266	-	4,266	4,290	-	4,290
Commercial loans
Commercial other	949	-	949	949	-	949
Commercial real estate	8,931	961	9,892	7,408	961	8,369
Total	$15,068	$1,084	$16,152	$13,576	$1,087	$14,663

Through March 31, 2013, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through March 31, 2013:

	March 31, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$445	$-	$949	$2,533	$3,927
Principal only	23	-	-	-	23
Interest only with reduced interest rate	-	-	-	4,525	4,525
Interest only with nominal principal	133	2,964	-	-	3,097
Extended maturity with reduced interest rate	-	-	-	2,834	2,834
Previously modified back to original terms	444	1,302	-	-	1,746
Total TDRs	$1,045	$4,266	$949	$9,892	$16,152

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonperforming by category:
SBA loans held to maturity (1)	$4,441	$4,633	$4,132
SBA 504 loans	1,235	2,562	2,715
Commercial loans	4,372	4,445	9,003
Residential mortgage loans	4,554	5,511	6,007
Consumer loans	302	317	349
Total nonperforming loans (2)	$14,904	$17,468	$22,206
OREO	1,052	1,826	1,625
Total nonperforming assets	$15,956	$19,294	$23,831
Past due 90 days or more and still accruing interest:
SBA loans held to maturity	$212	$-	$355
SBA 504 loans	415	-	-
Commercial loans	-	109	926
Residential mortgage loans	4	-	1,884
Consumer loans	1	-	-
Total past due 90 days or more and still accruing interest	$632	$109	$3,165
Nonperforming loans to total loans	2.50%	2.98%	3.81%
Nonperforming loans and TDRs to total loans (3)	5.02	5.29	7.41
Nonperforming assets to total loans and OREO	2.67	3.28	4.08
Nonperforming assets to total assets	1.93	2.35	2.94
(1) Guaranteed SBA loans included above	$1,863	$1,849	$555
(2) Nonperforming TDRs included above	1,084	1,087	2,287
(3) Performing TDRs	15,068	13,576	20,985

The current state of the economy impacts the Company’s level of delinquent and nonperforming loans by putting a strain on the Company’s borrowers and their ability to pay their loan obligations. Unemployment rates continue to be at elevated levels and businesses are reluctant to hire. Consequently, the Company’s nonperforming loans remain at an elevated level.

Nonperforming loans were $14.9 million at March 31, 2013, a $2.6 million decrease from $17.5 million at year-end 2012 and a $7.3 million decrease from $22.2 million at March 31, 2012.  Since year-end 2012, nonperforming loans in all segments decreased.  Included in nonperforming loans at March 31, 2013 are approximately $1.9 million of loans guaranteed by the SBA, compared to $1.8 million at December 31, 2012 and $555 thousand at March 31, 2012.  In addition, there were $632 thousand in loans past due 90 days or more and still accruing interest at March 31, 2013, compared to $109 thousand and $3.2 million at December 31, 2012 and March 31, 2012.

Other real estate owned (“OREO”) properties totaled $1.1 million at March 31, 2013, a decrease of $774 thousand from $1.8 million at year-end 2012 and a $573 thousand decrease from $1.6 million at March 31, 2012.  During the three months ended March 31, 2013, the Company did not take title to any new properties.  There was a valuation adjustment of $70 thousand on one existing OREO property and three OREO properties were sold, resulting in a net loss of $300 thousand on the sales charged to the allowance for loan losses.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $5.3 million at March 31, 2013, an increase of $1.8 million from $3.5 million at December 31, 2012.  The increase is due to the addition of two loans totaling $2.6 million during the quarter, partially offset by the removal of four loans totaling $863 thousand.

See Note 8 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

Management reviews the level of the allowance for loan losses on a quarterly basis. The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. Specific reserves are made to individual impaired loans, which have been defined to include all nonperforming loans and TDRs. The general reserve is set based upon a representative average historical net charge-off rate adjusted for certain environmental factors such as: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

When calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily.  The Company believes using this approach is more indicative of future charge-offs.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate, and high risk. The factors are evaluated separately for each type of loan. For example, commercial loans are broken down further into commercial and industrial loans, commercial mortgages, construction loans, etc. Each type of loan is risk weighted for each environmental factor based on its individual characteristics.

According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectable. All credits which are 90 days past due must be analyzed for the Company's ability to collect on the credit. Once a loss is known to exist, the charge-off approval process is immediately expedited.

During 2012, the Company decreased its loan loss provision in response to improvements in the inherent credit risk within its loan portfolio.  The improved inherent credit risk was evidenced by a decrease in delinquent and nonperforming loans, as the economy continued to improve.

The allowance for loan losses totaled $14.3 million at March 31, 2013, compared to $14.8 million and $16.3 million at December 31, 2012 and March 31, 2012,  respectively, with resulting allowance to total loan ratios of 2.40 percent, 2.51 percent, and 2.80 percent, respectively.  Net charge-offs amounted to $1.1 million for the three months ended March 31, 2013, compared to $1.2 million for the same period in 2012.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2013	2012
Balance, beginning of period	$14,758	$16,348
Provision for loan losses charged to expense	650	1,200
Less: Chargeoffs
SBA loans held to maturity	570	615
SBA 504 loans	200	227
Commercial loans	375	346
Residential mortgage loans	125	113
Consumer loans	59	-
Total chargeoffs	1,329	1,301
Add: Recoveries
SBA loans held to maturity	137	53
SBA 504 loans	25	28
Commercial loans	101	11
Residential mortgage loans	2	-
Consumer loans	1	-
Total recoveries	266	92
Net chargeoffs	1,063	1,209
Balance, end of period	$14,345	$16,339
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held to maturity	2.69%	3.15%
SBA 504 loans	1.73	1.55
Commercial loans	0.36	0.47
Residential mortgage loans	0.37	0.34
Consumer loans	0.51	-
Total loans	0.73	0.83
Allowance to total loans	2.40	2.80
Allowance to nonperforming loans	96.25	73.58

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2013, a $117 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an  $87 thousand commitment reserve at December 31, 2012.

See Note 9 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.

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

Total deposits increased $3.4 million to $652.1 million at March 31, 2013, from $648.8 million at December 31, 2012.  This increase in deposits was due to increases of $3.7 million, $802 thousand and $536 thousand in noninterest-bearing deposits, savings deposits and interest-bearing demand deposits, respectively, partially offset by a decrease of $1.7 million in time deposits.  The increases in noninterest-bearing deposits, interest-bearing demand deposits and savings deposits were the result of continued sales initiatives and efforts by branch personnel to bring in deposit relationships.

The Company’s deposit composition at March 31, 2013 consisted of 45.3 percent savings deposits, 18.9 percent time deposits, 18.1 percent noninterest-bearing demand deposits and 17.7 percent interest-bearing demand deposits.  This deposit mix was consistent with that at December 31, 2012.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both March 31, 2013 and December 31, 2012 and are broken down in the following table:

(In thousands)	March 31, 2013	December 31, 2012
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At March 31, 2013, the Company had $67.4 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2013, is a decline of 0.94 percent in a rising-rate environment and a decline of 0.32 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2013 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2012, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.47 percent in a rising-rate environment and a decline of 0.71 percent in a falling-rate environment.

Liquidity

Consolidated Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due.  A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace.  Our liquidity is monitored by management and the Board of Directors through a Risk Management Committee, which reviews historical funding requirements, our current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.  Our goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize our dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2013, the balance of cash and cash equivalents was $80.0 million, a decrease of $14.2 million from December 31, 2012.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $2.0 million and $2.4 million in net cash for the three months ended March 31, 2013 and 2012, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of SBA and mortgage loans held for sale.

Investing activities used $19.3 million and $12.1 million in net cash for the three months ended March 31, 2013 and 2012,  respectively.  Cash was primarily used to purchase securities and equipment and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $90.9 million and $89.4 million at March 31, 2013 and December 31, 2012, respectively.  Projected cash flows from securities over the next twelve months are $29.3 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $6.6 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $116.5 million to its borrowers as of March 31, 2013, compared to $87.2 million at December 31, 2012.  At March 31, 2013, $62.6 million of these commitments expire within one year, compared to $40.1 million at December 31, 2012.  The Company had $1.6 million in standby letters of credit at March 31, 2013 and December 31, 2012, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $3.1 million in net cash for the three months ended March 31, 2013, compared to net cash used by financing activities of $1.1 million for the same period in the prior year, primarily due to an increase in the Company’s deposit base, partially offset by dividends paid on preferred stock.

×

Deposits.  As of March 31, 2013, deposits included $73.6 million of Government deposits, as compared to $74.2 million at year-end 2012. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $68.5 million of deposits from nine municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of both March 31, 2013 and December 31, 2012.  As a member of the Federal Home Loan Bank of New York (FHLB), the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2013,  pledging provided an additional $69.3 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trusts II and III, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and cash dividends on the preferred stock issued to the U.S. Treasury.

At March 31, 2013, the Parent Company had $11.8 million in cash and cash equivalents and $168 thousand in investment securities valued at fair market value, compared to $11.9 million in cash and cash equivalents and $105 thousand in investment securities at December 31, 2012.  The decrease in cash at the Parent Company was primarily due to the payment of dividends on preferred stock.

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

In addition to the risk-based guidelines, regulators require that a bank or holding company, which meets the regulator’s highest performance and operation standards, maintain a minimum leverage ratio of 3 percent.  For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each institution are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of March 31, 2013
Leverage ratio	$90,876	11.12%	≥ $	32,702	4.00%	N/A	N/A
Tier I risk-based capital ratio	90,876	14.54		25,003	4.00	N/A	N/A
Total risk-based capital ratio	98,772	15.80		50,007	8.00	N/A	N/A
As of December 31, 2012
Leverage ratio	$89,841	11.14%	≥ $	32,251	4.00%	N/A	N/A
Tier I risk-based capital ratio	89,841	14.85		24,193	4.00	N/A	N/A
Total risk-based capital ratio	97,492	16.12		48,387	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2013
Leverage ratio	$70,676	8.65%	≥ $	32,677	4.00%	≥ $	40,846	5.00%
Tier I risk-based capital ratio	70,676	11.32		24,975	4.00		37,463	6.00
Total risk-based capital ratio	87,062	13.94		49,950	8.00		62,438	10.00
As of December 31, 2012
Leverage ratio	$69,544	8.63%	≥ $	32,225	4.00%	≥ $	40,282	5.00%
Tier I risk-based capital ratio	69,544	11.51		24,170	4.00		36,254	6.00
Total risk-based capital ratio	85,687	14.18		48,339	8.00		60,424	10.00

Shareholders’ Equity

Shareholders’ equity increased $647 thousand to $78.2 million at March 31, 2013 compared to $77.5 million at December 31, 2012, due to net income of $1.2 million and  $83 thousand from the issuance of common stock under employee benefit plans, partially offset by $380 thousand of depreciation in the net unrealized losses on available for sale securities and  $256 thousand in dividends accrued on preferred stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Preferred Stock

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the programs resulting from the EESA was the Treasury’s Capital Purchase Program (“CPP”) which provided direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.  This program was voluntary and requires an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The perpetual preferred stock has a dividend rate of 5 percent per year until the fifth anniversary of the Treasury investment and a dividend of 9 percent thereafter.  The Company received an investment in perpetual preferred stock of $20.6 million on December 5, 2008.  These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with the FASB ASC Topic 470, “Debt.”  The allocation of proceeds resulted in a discount on the preferred stock that is being accreted over five years.  The Company issued 764,778 common stock warrants to the U.S. Treasury and $2.6 million of the proceeds were allocated to the warrants.  The warrants are accounted for as equity securities and have a contractual life of ten years and an exercise price of $4.05.

As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock.  As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company did not declare or pay any dividends during the three months ended March 31, 2013 or 2012.  The Company is currently preserving capital and may resume paying dividends when earnings and credit quality improve.

Repurchase Plan

The Company has suspended its share repurchase program, as required by the CPP.  On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of March 31, 2013, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan when and if it is reinstated.  There were no shares repurchased during the three month periods ended March 31, 2013 or 2012.

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

ITEM 3                        Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2013, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4                        Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

b)

No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A            Risk Factors

Information regarding this item as of March 31, 2013 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2012.

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

UNITY BANCORP, INC.

Dated: May 10, 2013	/s/ Alan J. Bedner, Jr.
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