Form 10-Q
period 2013-06-30
UNITY BANCORP INC /NJ/
filed 2013-08-09
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes o            No x

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of August 1, 2013 common stock, no par value: 7,543,936 shares outstanding

PART I                        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1                        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$21,860	$23,705
Federal funds sold and interest-bearing deposits	34,450	70,487
Cash and cash equivalents	56,310	94,192
Securities:
Securities available for sale	84,212	89,538
Securities held to maturity (fair value of $26,980 and $22,741, respectively)	27,057	21,515
Total securities	111,269	111,053
Loans:
SBA loans held for sale	7,772	6,937
SBA loans held to maturity	52,279	58,593
SBA 504 loans	39,070	41,438
Commercial loans	323,476	301,564
Residential mortgage loans	154,716	132,094
Consumer loans	45,003	46,410
Total loans	622,316	587,036
Allowance for loan losses	(14,309)	(14,758)
Net loans	608,007	572,278
Premises and equipment, net	15,823	12,062
Bank owned life insurance ("BOLI")	12,548	9,402
Deferred tax assets	6,658	5,954
Federal Home Loan Bank stock	5,527	3,989
Accrued interest receivable	3,353	3,298
Other real estate owned ("OREO")	752	1,826
Prepaid FDIC insurance	-	1,929
Goodwill and other intangibles	1,516	1,516
Other assets	2,812	2,231
Total assets	$824,575	$819,730
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$128,045	$114,424
Interest-bearing demand deposits	108,176	114,838
Savings deposits	266,168	294,533
Time deposits, under $100,000	74,950	76,994
Time deposits, $100,000 and over	51,030	47,971
Total deposits	628,369	648,760
Borrowed funds	110,000	75,000
Subordinated debentures	15,465	15,465
Accrued interest payable	443	434
Accrued expenses and other liabilities	2,011	2,561
Total liabilities	756,288	742,220
Commitments and contingencies	-	-
Shareholders' equity:
Cumulative perpetual preferred stock	10,209	20,115
Common stock	54,461	54,274
Retained earnings	3,390	1,788
Accumulated other comprehensive income	227	1,333
Total shareholders' equity	68,287	77,510
Total liabilities and shareholders' equity	$824,575	$819,730

Preferred shares	10	21
Issued and outstanding common shares	7,544	7,534

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$7	$11	$22	$43
Federal Home Loan Bank stock	35	44	78	95
Securities:
Taxable	620	733	1,267	1,483
Tax-exempt	125	120	245	263
Total securities	745	853	1,512	1,746
Loans:
SBA loans	778	846	1,555	1,770
SBA 504 loans	441	691	1,092	1,451
Commercial loans	4,250	4,216	8,251	8,397
Residential mortgage loans	1,649	1,582	3,199	3,237
Consumer loans	496	529	1,005	1,089
Total loans	7,614	7,864	15,102	15,944
Total interest income	8,401	8,772	16,714	17,828
INTEREST EXPENSE
Interest-bearing demand deposits	90	123	191	259
Savings deposits	164	287	340	641
Time deposits	537	689	1,083	1,603
Borrowed funds and subordinated debentures	808	816	1,609	1,662
Total interest expense	1,599	1,915	3,223	4,165
Net interest income	6,802	6,857	13,491	13,663
Provision for loan losses	300	1,000	950	2,200
Net interest income after provision for loan losses	6,502	5,857	12,541	11,463
NONINTEREST INCOME
Branch fee income	348	362	695	748
Service and loan fee income	319	287	623	588
Gain on sale of SBA loans held for sale, net	86	223	327	381
Gain on sale of mortgage loans, net	547	453	1,025	864
BOLI income	75	73	146	146
Net security gains	108	283	334	507
Other income	175	160	332	322
Total noninterest income	1,658	1,841	3,482	3,556
NONINTEREST EXPENSE
Compensation and benefits	3,166	3,133	6,341	6,315
Occupancy	627	740	1,321	1,348
Processing and communications	562	553	1,123	1,087
Furniture and equipment	371	355	736	717
Professional services	234	211	424	402
Loan collection costs	228	91	406	271
OREO expenses	63	237	190	362
Deposit insurance	179	168	328	339
Advertising	181	302	301	448
Other expenses	463	414	1,029	872
Total noninterest expense	6,074	6,204	12,199	12,161
Income before provision for income taxes	2,086	1,494	3,824	2,858
Provision for income taxes	739	518	1,278	977
Net income	1,347	976	2,546	1,881
Preferred stock dividends and discount accretion	465	401	869	797
Income available to common shareholders	$882	$575	$1,677	$1,084

Net income per common share - Basic	$0.12	$0.08	$0.22	$0.15
Net income per common share - Diluted	$0.11	$0.07	$0.21	$0.14

Weighted average common shares outstanding - Basic	7,544	7,462	7,541	7,461
Weighted average common shares outstanding - Diluted	7,911	7,784	7,881	7,788

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$1,347	$976	$2,546	$1,881
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during period	(654)	299	(884)	145
Less: Reclassification adjustment for gains on securities included in net income	72	188	222	337
Total other comprehensive income (loss)	(726)	111	(1,106)	(192)

Total comprehensive income	$621	$1,087	$1,440	$1,689

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2013 and 2012

(Unaudited)

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2012	$20,115	7,534	$54,274	$1,788	$1,333	$77,510
Net income				2,546		2,546
Other comprehensive loss, net of tax					(1,106)	(1,106)
Redemption of perpetual preferred stock from U.S. Treasury	(10,324)					(10,324)
Accretion of discount on preferred stock	418			(418)		-
Dividends on common stock ($0.01 per share)				(75)		(75)
Dividends on preferred stock (5% annually)				(451)		(451)
Common stock issued and related tax effects (1)		10	187			187
Balance, June 30, 2013	$10,209	7,544	$54,461	$3,390	$227	$68,287

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Accumulated deficit	comprehensive income	shareholders' equity
Balance, December 31, 2011	$19,545	7,459	$53,746	$(854)	$1,121	$73,558
Net income				1,881		1,881
Other comprehensive loss, net of tax					(192)	(192)
Accretion of discount on preferred stock	279			(279)		-
Dividends on preferred stock (5% annually)				(517)		(517)
Common stock issued and related tax effects (1)		2	171			171
Balance, June 30, 2012	$19,824	7,461	$53,917	$231	$929	$74,901

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES:
Net income	$2,546	$1,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	2,200
Net amortization of purchase premiums and discounts on securities	399	458
Depreciation and amortization	659	622
Deferred income tax expense	23	28
Net security gains	(334)	(507)
Stock compensation expense	169	157
Loss on sale of OREO	37	168
Valuation writedowns on OREO	70	-
Gain on sale of mortgage loans held for sale, net	(1,025)	(864)
Gain on sale of SBA loans held for sale, net	(327)	(381)
Origination of mortgage loans held for sale	(48,525)	(41,509)
Origination of SBA loans held for sale	(4,060)	(2,637)
Proceeds from sale of mortgage loans held for sale, net	49,550	42,373
Proceeds from sale of SBA loans held for sale, net	3,519	4,599
Loss on sale or disposal of premises and equipment	-	20
Net change in other assets and liabilities	672	1,766
Net cash provided by operating activities	4,323	8,374
INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,252)	-
Purchases of securities available for sale	(19,274)	(32,802)
Purchases of Federal Home Loan Bank stock, at cost	(1,575)	-
Maturities and principal payments on securities held to maturity	2,610	1,818
Maturities and principal payments on securities available for sale	13,320	16,723
Proceeds from sales of securities available for sale	9,482	6,638
Proceeds from redemption of Federal Home Loan Bank stock	37	99
Proceeds from sale of OREO	967	2,046
Net increase in loans	(35,883)	(18,285)
Purchase of BOLI	(3,000)	-
Proceeds from sale or disposal of premises and equipment	-	11
Purchases of premises and equipment	(4,347)	(1,338)
Net cash used in investing activities	(45,915)	(25,090)
FINANCING ACTIVITIES
Net decrease in deposits	(20,391)	(27,528)
Proceeds from new borrowings	35,000	-
Redemption of perpetual preferred stock from U.S. Treasury	(10,324)	-
Proceeds from exercise of stock options	-	21
Dividends on preferred stock	(516)	(516)
Dividends on common stock	(59)	-
Net cash provided by (used in) financing activities	3,710	(28,023)
Decrease in cash and cash equivalents	(37,882)	(44,739)
Cash and cash equivalents, beginning of period	94,192	82,574
Cash and cash equivalents, end of period	$56,310	$37,835
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$3,214	$4,218
Income taxes paid	1,612	739
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	33	-
Transfer of loans to OREO	-	2,027

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2013

NOTE 1.  Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and other real estate owned (“OREO”) properties.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were available to be issued.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the six months ended June 30, 2013 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	516,332	$7.06	5.4	$327,725
Options granted	25,000	6.02
Options exercised	-	-
Options forfeited	(8,333)	6.56
Options expired	(2,617)	8.86
Outstanding at June 30, 2013	530,382	$7.01	4.8	$560,237
Exercisable at June 30, 2013	433,884	$7.18	3.9	$478,262

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2013, 1,720,529 shares have been reserved for issuance upon the exercise of options, 530,382 option grants are outstanding, and 1,100,138 option grants have been exercised, forfeited or expired, leaving 90,009 shares available for grant.

The fair values of the options granted during the three and six months ended June 30, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Number of options granted	-	-	25,000	-
Weighted average exercise price	$-	$-	$6.02	$-
Weighted average fair value of options	$-	$-	$2.91	$-
Expected life in years (1)	-	-	5.11	-
Expected volatility (2)	-%	-%	52.81%	-%
Risk-free interest rate (3)	-%	-%	0.77%	-%
Dividend yield (4)	-%	-%	-%	-%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Number of options exercised	-	-	-	3,841
Total intrinsic value of options exercised	$-	$-	$-	$6,055
Cash received from options exercised	-	-	-	17,046
Tax deduction realized from options exercised	-	-	-	513

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	119,750	5.5	$3.87	119,750	$3.87
4.01 - 8.00	248,342	6.7	6.46	151,844	6.60
8.01 - 12.00	117,639	0.7	9.23	117,639	9.23
12.01 - 16.00	44,651	3.4	12.62	44,651	12.62
Total	530,382	4.8	$7.01	433,884	$7.18

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2013 and 2012 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Compensation expense	$39,625	$35,249	$74,645	$75,464
Income tax benefit	15,826	14,079	29,813	28,397

As of June 30, 2013, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $217 thousand.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2013:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2012	90,975	$6.10
Granted	14,000	6.02
Vested	(5,375)	6.66
Forfeited	(6,650)	6.16
Nonvested restricted stock at June 30, 2013	92,950	$6.06

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2013, 471,551 shares of restricted stock were reserved for issuance, of which 265,574 shares are available for grant.

Restricted stock awards granted during the three and six months ended June 30, 2013 and 2012 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Number of shares granted	-	-	14,000	-
Average grant date fair value	$-	$-	$6.02	$-

Compensation expense related to restricted stock for the three months ended June 30, 2013 and 2012 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Compensation expense	$46,450	$37,754	$94,386	$81,112

As of June 30, 2013, there was approximately $466 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

Perpetual Preferred Stock

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

On May 9, 2013, the Company announced that it received approval of its application from the U.S. Department of Treasury to redeem half of the 20,649 shares of preferred stock issued in connection with the Company’s participation in the Treasury’s CPP.  On May 15, 2013, the Company paid $10.3 million to the Treasury to repurchase 10,324 shares of the preferred stock, including accrued and unpaid dividends for the shares.  On July 1, 2013, the Company announced that it received approval to redeem the remaining 10,325 shares of preferred stock.  On July 3, 2013, the Company paid $10.4 million to the Treasury to repurchase the remaining shares of the preferred stock, including accrued and unpaid dividends for the shares.

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

Commitments

During the second quarter of 2013, the Bank purchased three of its leased branch locations for $4.3 million. The three purchased properties are located at 1746 Oak Tree Road, Edison, NJ 08820, 104 Raritan Avenue, Highland Park, NJ 08904 and 2426 Plainfield Avenue, South Plainfield, NJ 07080.  The settlement occurred on April 17, 2013 and approximately $200 thousand per year in expense reduction is expected.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income	$1,347	$976	$2,546	$1,881
Less: Preferred stock dividends and discount accretion	465	401	869	797
Income available to common shareholders	$882	$575	$1,677	$1,084
Weighted average common shares outstanding - Basic	7,544	7,462	7,541	7,461
Plus: Potential dilutive common stock equivalents	367	322	340	327
Weighted average common shares outstanding - Diluted	7,911	7,784	7,881	7,788
Net income per common share - Basic	$0.12	$0.08	$0.22	$0.15
Net income per common share - Diluted	0.11	0.07	0.21	0.14
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	396	505	387	504

The "potential dilutive common stock equivalents" shown in the table above includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were dilutive for the three and six months ended June 30, 2013 and 2012.

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

For the quarter ended June 30, 2013, the Company reported income tax expense of $739 thousand for an effective tax rate of 35.4 percent, compared to an income tax expense of $518 thousand and effective tax rate of 34.7 percent for the prior year’s quarter.  For the six months ended June 30, 2013, the Company reported income tax expense of $1.3 million for an effective tax rate of 33.4 percent, compared to an income tax expense of $977 thousand and effective tax rate of 34.2 percent for the six months ended June 30, 2012.

The Company did not recognize or accrue any interest or penalties related to income taxes during the six months ended June 30, 2013 or 2012.  The Company did not have an accrual for uncertain tax positions as of June 30, 2013 or December 31, 2012, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2009 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income

The following table shows the changes in other comprehensive income for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013			2012
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$953			$818
Unrealized holding gains (losses) on securities arising during period	$(1,090)	$(436)	(654)	$469	$170	299
Less: Reclassification adjustment for gains on securities included in net income	108	36	72	283	95	188
Net unrealized gains (losses) on securities arising during the period	(1,198)	(472)	(726)	186	75	111
Balance, end of period			$227			$929

The following table shows the changes in other comprehensive income for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013			2012
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$1,333			$1,121
Unrealized holding gains (losses) on securities arising during period	$(1,499)	$(615)	(884)	$188	$43	145
Less: Reclassification adjustment for gains included in net income	334	112	222	507	170	337
Net unrealized losses on securities arising during the period	(1,833)	(727)	(1,106)	(319)	(127)	(192)
Balance, end of period			$227			$929

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

As of June 30, 2013, the fair value of the Company's AFS securities portfolio was $84.2 million.  Approximately 49 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $41.3 million at June 30, 2013.  Approximately $39.9 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities, excluding commercial mortgage-backed securities, were classified as Level 2 assets at June 30, 2013.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

In calculating the fair value for AFS securities under Level 3, management prepared present value cash flow models for certain private label commercial mortgage-backed securities. Private label commercial mortgage-backed securities owned by the Bank are A1 and A2 tranche sequential structures and are currently paying principal.  The cash flows for the commercial mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of commercial mortgage-backed securities at June 30, 2013:

June 30, 2013
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

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2013, as compared to the periods ended December 31, 2012 and June 30, 2012.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,873	$-	$6,873
State and political subdivisions	-	19,343	-	19,343
Residential mortgage-backed securities	-	41,253	-	41,253
Commercial mortgage-backed securities	-	-	1,594	1,594
Corporate and other securities	-	15,149	-	15,149
Total securities available for sale	$-	$82,618	$1,594	$84,212

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$2,568	$-	$2,568
State and political subdivisions	-	15,303	-	15,303
Residential mortgage-backed securities	-	45,545	-	45,545
Commercial mortgage-backed securities	-	-	4,463	4,463
Corporate and other securities	-	21,659	-	21,659
Total securities available for sale	$-	$85,075	$4,463	$89,538

The following table summarizes changes in Level 3 assets during the three months ended June 30, 2013 and 2012, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Commercial mortgage-backed securities:
Balance, beginning of period	$3,681	$-	$4,463	$-
Payoffs	(32)	-	(566)	-
Principal paydowns	(2,041)	-	(2,256)	-
Total net losses included in:
Other comprehensive income	(14)	-	(47)	-
Balance, end of period	$1,594	$-	$1,594	$-

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at June 30, 2013 or 2012.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2013, the valuation allowance for impaired loans was $1.7 million, a decrease of $268 thousand from $2.0 million at December 31, 2012.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of June 30, 2013 and June 30, 2012 and the fair value gains (losses) recognized during the three and six months ended June 30, 2013 and 2012:

	Fair value at June 30, 2013				Losses from fair value changes for the	Gains (losses) from fair value changes for the
(In thousands)	Level 1	Level 2	Level 3	Total	three months ended June 30, 2013	six months ended June 30, 2013
Financial assets:
OREO	$-	$-	$300	$300	$-	$(70)
Impaired collateral-dependent loans	-	-	5,970	5,970	(54)	268

	Fair value at June 30, 2012				Gains (losses) from fair value changes for the	Gains (losses) from fair value changes for the
(In thousands)	Level 1	Level 2	Level 3	Total	three months ended June 30, 2012	six months ended June 30, 2012
Financial assets:
OREO	$-	$-	$1,416	$1,416	$(524)	$(1,080)
Impaired collateral-dependent loans	-	-	14,154	14,154	179	747

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2013 and December 31, 2012 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At June 30, 2013, the Bank had standby letters of credit outstanding of $1.6 million, consistent with December 31, 2012.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of June 30, 2013 and December 31, 2012:

		June 30, 2013		December 31, 2012
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$56,310	$56,310	$94,192	$94,192
Securities held to maturity (1)	Level 2	27,057	26,980	21,515	22,741
SBA loans held for sale	Level 2	7,772	8,643	6,937	7,582
Loans, net of allowance for loan losses (2)	Level 2	600,235	593,735	565,341	564,528
Federal Home Loan Bank stock	Level 2	5,527	5,527	3,989	3,989
SBA servicing assets	Level 3	364	364	396	396
Accrued interest receivable	Level 2	3,353	3,353	3,298	3,298
Financial liabilities:
Deposits	Level 2	628,369	629,107	648,760	650,668
Borrowed funds and subordinated debentures	Level 2	125,465	133,886	90,465	100,257
Accrued interest payable	Level 2	443	443	434	434

(1)

Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $6.8 million and $2.7 million at June 30, 2013 and December 31, 2012, respectively, and market values of $6.7 million and $3.2 million at June 30, 2013 and December 31, 2012, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $6.0 million and $8.2 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$6,902	$61	$(90)	$6,873	$2,482	$86	$-	$2,568
State and political subdivisions	19,338	312	(307)	19,343	14,690	613	-	15,303
Residential mortgage-backed securities	40,547	1,000	(294)	41,253	43,984	1,684	(123)	45,545
Commercial mortgage-backed securities	1,587	9	(2)	1,594	4,423	42	(2)	4,463
Corporate and other securities	15,454	157	(462)	15,149	21,741	490	(572)	21,659
Total securities available for sale	$83,828	$1,539	$(1,155)	$84,212	$87,320	$2,915	$(697)	$89,538
Held to maturity:
U.S. Government sponsored entities	$5,928	$-	$(97)	$5,831	$5,050	$38	$-	$5,088
State and political subdivisions	2,742	191	(3)	2,930	2,746	288	-	3,034
Residential mortgage-backed securities	10,596	192	(134)	10,654	11,048	374	(13)	11,409
Commercial mortgage-backed securities	6,812	107	(261)	6,658	2,671	539	-	3,210
Corporate and other securities	979	-	(72)	907	-	-	-	-
Total securities held to maturity	$27,057	$490	$(567)	$26,980	$21,515	$1,239	$(13)	$22,741

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2013 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,086	1.18%	$1,021	2.05%	$4,766	2.10%	$6,873	1.94%
State and political subdivisions	1,502	0.70	833	2.56	11,735	2.75	5,273	2.83	19,343	2.60
Residential mortgage-backed securities	20	2.65	340	4.32	1,084	3.52	39,809	2.61	41,253	2.64
Commercial mortgage-backed securities	-	-	-	-	-	-	1,594	2.37	1,594	2.37
Corporate and other securities	-	-	402	1.28	5,756	1.88	8,991	2.37	15,149	2.15
Total securities available for sale	$1,522	0.73%	$2,661	2.03%	$19,596	2.50%	$60,433	2.54%	$84,212	2.48%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$5,928	1.80%	$5,928	1.80%
State and political subdivisions	623	0.75	-	-	-	-	2,119	4.70	2,742	3.80
Residential mortgage-backed securities	23	3.36	891	4.75	421	5.02	9,261	2.43	10,596	2.73
Commercial mortgage-backed securities	-	-	-	-	-	-	6,812	3.80	6,812	3.80
Corporate and other securities	-	-	-	-	979	2.95	-	-	979	2.95
Total securities held to maturity	$646	0.84%	$891	4.75%	$1,400	3.57%	$24,120	2.86%	$27,057	2.91%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	4	$4,918	$(90)	$-	$-	$4,918	$(90)
State and political subdivisions	13	8,002	(307)	-	-	8,002	(307)
Residential mortgage-backed securities	11	10,611	(213)	1,624	(81)	12,235	(294)
Commercial mortgage-backed securities	5	675	(2)	75	-	750	(2)
Corporate and other securities	9	4,419	(83)	2,602	(379)	7,021	(462)
Total temporarily impaired securities	42	$28,625	$(695)	$4,301	$(460)	$32,926	$(1,155)
Held to maturity:
U.S. Government sponsored entities	3	$5,832	$(97)	$-	$-	$5,832	$(97)
State and political subdivisions	1	678	(3)	-	-	678	(3)
Residential mortgage-backed securities	4	3,764	(130)	$162	(4)	$3,926	(134)
Commercial mortgage-backed securities	2	3,892	(261)	-	-	3,892	(261)
Corporate and other securities	1	907	(72)	-	-	907	(72)
Total temporarily impaired securities	11	$15,073	$(563)	$162	$(4)	$15,235	$(567)

	December 31, 2012
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
Residential mortgage-backed securities	5	$3,272	$(43)	$1,951	$(80)	$5,223	$(123)
Commercial mortgage-backed securities	4	2,351	(2)	-	-	2,351	(2)
Corporate and other securities	6	2,486	(26)	2,994	(546)	5,480	(572)
Total temporarily impaired securities	15	$8,109	$(71)	$4,945	$(626)	$13,054	$(697)
Held to maturity:
Residential mortgage-backed securities	3	$838	$(2)	$279	$(11)	$1,117	$(13)
Total temporarily impaired securities	3	$838	$(2)	$279	$(11)	$1,117	$(13)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2013.  There was no impairment on these securities at December 31, 2012.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or faster prepayment speeds.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2013 or December 31, 2012.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2013 or December 31, 2012.  The unrealized losses on asset-backed securities were caused by increases in interest rate spreads.  The majority of contractual cash flows of these securities are guaranteed by Sallie Mae as part of the Federal Family Education Loan ("FFEL") Program. It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2013 or December 31, 2012.  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At June 30, 2013 and December 31, 2012, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2013 or December 31, 2012.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and six months ended June 30, 2013  and 2012 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Available for sale:
Realized gains	$108	$283	$338	$511
Realized losses	-	-	(4)	(4)
Total securities available for sale	108	283	334	507
Held to maturity:
Realized gains	-	-	-	-
Realized losses	-	-	-	-
Total securities held to maturity	-	-	-	-
Net gains on sales of securities	$108	$283	$334	$507

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three and six months ended June 30, 2013, there were gross realized gains of $108 thousand and $338 thousand, respectively.  There were no realized losses during the second quarter of 2013 and gross realized losses of $4 thousand in the first quarter.  The net realized gains during 2013 were a result of the following:

·

The Company sold approximately $9.1 million in book value of available for sale asset-backed securities and corporate bonds, resulting in pre-tax gains of approximately $338 thousand, partially offset by

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

Pledged Securities

Securities with a carrying value of $65.8 million and $78.4 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $14.2 million and $25.1 million pledged against Government deposits at June 30, 2013 and December 31, 2012, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013	December 31, 2012
SBA loans held to maturity	$52,279	$58,593
SBA 504 loans	39,070	41,438
Commercial loans
Commercial other	29,325	24,043
Commercial real estate	279,468	264,439
Commercial real estate construction	14,683	13,082
Residential mortgage loans
Residential mortgages	148,052	125,232
Purchased residential mortgages	6,664	6,862
Consumer loans
Home equity	42,860	45,152
Consumer other	2,143	1,258
Total loans held for investment	$614,544	$580,099
SBA loans held for sale	7,772	6,937
Total loans	$622,316	$587,036

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2013:

	June 30, 2013
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held to maturity	$42,726	$3,264	$6,289	$52,279
SBA 504 loans	27,763	5,725	5,582	39,070
Commercial loans
Commercial other	25,784	1,391	2,150	29,325
Commercial real estate	250,416	23,267	5,785	279,468
Commercial real estate construction	14,506	-	177	14,683
Total commercial loans	290,706	24,658	8,112	323,476
Total SBA, SBA 504 and commercial loans	$361,195	$33,647	$19,983	$414,825

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages		$145,583	$2,469	$148,052
Purchased residential mortgages		4,918	1,746	6,664
Total residential mortgage loans		150,501	4,215	154,716
Consumer loans
Home equity		41,906	954	42,860
Consumer other		2,143	-	2,143
Total consumer loans		44,049	954	45,003
Total residential mortgage and consumer loans		$194,550	$5,169	$199,719

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held to maturity	$522	$13	$-	$3,524	$4,059	$48,220	$52,279
SBA 504 loans	272	2,178	425	1,986	4,861	34,209	39,070
Commercial loans
Commercial other	28	196	-	1,085	1,309	28,016	29,325
Commercial real estate	1,347	165	-	1,416	2,928	276,540	279,468
Commercial real estate construction	-	-	-	177	177	14,506	14,683
Residential mortgage loans
Residential mortgages	1,131	1,219	-	2,469	4,819	143,233	148,052
Purchased residential mortgages	2	69	4	1,746	1,821	4,843	6,664
Consumer loans
Home equity	1,312	33	-	954	2,299	40,561	42,860
Consumer other	13	2	-	-	15	2,128	2,143
Total loans held for investment	$4,627	$3,875	$429	$13,357	$22,288	$592,256	$614,544
SBA loans held for sale	-	-	-	-	-	7,772	7,772
Total loans	$4,627	$3,875	$429	$13,357	$22,288	$600,028	$622,316

(1)

At June 30, 2013, nonaccrual loans included $1.7 million of troubled debt restructurings ("TDRs") and $736 thousand of loans guaranteed by the SBA.  The remaining $10.6 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.  Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for SBA, SBA 504, and commercial loans.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2013:

	June 30, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held to maturity (1)	$1,639	$756	$-
SBA 504 loans	3,152	3,152	-
Commercial loans
Commercial other	2,021	2,021	-
Commercial real estate	4,518	4,469	-
Total commercial loans	6,539	6,490	-
Total impaired loans with no related allowance	11,330	10,398	-

With an allowance:
SBA loans held to maturity (1)	2,784	2,506	1,079
SBA 504 loans	2,386	1,986	479
Commercial loans
Commercial other	26	13	13
Commercial real estate	3,155	3,021	125
Commercial real estate construction	202	177	37
Total commercial loans	3,383	3,211	175
Total impaired loans with a related allowance	8,553	7,703	1,733

Total individually evaluated impaired loans:
SBA loans held to maturity (1)	4,423	3,262	1,079
SBA 504 loans	5,538	5,138	479
Commercial loans
Commercial other	2,047	2,034	13
Commercial real estate	7,673	7,490	125
Commercial real estate construction	202	177	37
Total commercial loans	9,922	9,701	175
Total individually evaluated impaired loans	$19,883	$18,101	$1,733

(1)	Balances are reduced by amount guaranteed by the SBA of $736 thousand at June 30, 2013.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2012:

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2013 and 2012.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing troubled debt restructurings and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2013		2012
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held to maturity (1)	$3,421	$84	$4,150	$36
SBA 504 loans	5,372	51	6,443	69
Commercial loans
Commercial other	2,049	23	4,344	47
Commercial real estate	10,418	86	19,853	169
Commercial real estate construction	194	-	-	-
Residential mortgage loans
Residential mortgages	2,705	-	1,959	-
Residential construction	-	-	1,446	-
Purchased residential mortgages	1,735	-	2,362	-
Consumer loans
Home equity	623	8	328	-
Consumer other	-	-	10	-
Total	$26,517	$252	$40,895	$321

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $921 thousand and $529 thousand for the three months ended June 30, 2013 and 2012, respectively.

	For the six months ended June 30,
	2013		2012
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held to maturity (1)	$3,482	$141	$4,952	$85
SBA 504 loans	6,428	139	6,453	140
Commercial loans
Commercial other	2,045	85	3,556	69
Commercial real estate	10,722	169	19,107	299
Commercial real estate construction	164	-	267	-
Residential mortgage loans
Residential mortgages	2,731	-	1,804	-
Residential construction	-	-	1,808	-
Purchased residential mortgages	1,942	-	2,184	-
Consumer loans
Home equity	480	16	306	-
Consumer other	2	-	10	-
Total	$27,996	$550	$40,447	$593

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $1.3 million and $584 thousand for the six months ended June 30, 2013 and 2012, respectively.

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

TDRs of $12.3 million and $14.7 million are included in the impaired loan numbers listed above as of June 30, 2013 and December 31, 2012, respectively.  Specific reserves for these TDRs were $382 thousand and $659 thousand as of June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, $1.7 million of TDRs were in nonaccrual status, compared to $1.1 million at December 31, 2012.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

There were no loans modified during the three or six months ended June 30, 2013 or 2012 that were deemed to be TDRs.  In addition, there were no loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three or six months ended June 30, 2013 or 2012.  In this case, subsequent default is defined as 90 days past due or transferred to nonaccrual status.

The following table details loans modified during the six months ended June 30, 2013 and 2012, including the number of modifications, the recorded investment at the time of the modification and the year-to-date impact to interest income as a result of the modification.

	For the six months ended June 30,
	2013			2012
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial loans
Commercial other	-	$-	$-	3	$1,291	$-
Commercial real estate	1	2,684	17	3	1,856	-
Total	1	$2,684	$17	6	$3,147	$-

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following tables show the types of modifications done during the six months ended June 30, 2013 and 2012, with the respective loan balances as of those period ends:

	For the six months ended June 30, 2013
(In thousands)	Commercial real estate	Total
Type of modification:
Interest only with reduced interest rate	$2,684	$2,684
Total TDRs	$2,684	$2,684

	For the six months ended June 30, 2012
(In thousands)	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$1,289	$1,856	$3,145
Total TDRs	$1,289	$1,856	$3,145

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Within the five-year historical net charge-off rate, the Company weights the past three years more heavily due to the higher amount of charge-offs experienced during those years.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,408	$1,296	$6,879	$1,877	$556	$329	$14,345
Charge-offs	(167)	(200)	(200)	-	-	-	(567)
Recoveries	8	154	65	2	2	-	231
Net charge-offs	(159)	(46)	(135)	2	2	-	(336)
Provision for loan losses charged to expense	(114)	238	62	75	(69)	108	300
Balance, end of period	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309

	For the three months ended June 30, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,639	$1,285	$8,361	$1,770	$527	$757	$16,339
Charge-offs	(213)	(100)	(540)	(494)	(25)	-	(1,372)
Recoveries	249	15	53	-	-	-	317
Net charge-offs	36	(85)	(487)	(494)	(25)	-	(1,055)
Provision for loan losses charged to expense	(474)	131	882	560	20	(119)	1,000
Balance, end of period	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284

The following tables detail the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012:

	For the six ended June 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Charge-offs	(737)	(400)	(575)	(125)	(59)	-	(1,896)
Recoveries	145	179	166	4	3	-	497
Net charge-offs	(592)	(221)	(409)	(121)	(56)	-	(1,399)
Provision for loan losses charged to expense	349	397	124	306	21	(247)	950
Balance, end of period	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309

	For the six ended June 30, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Charge-offs	(828)	(327)	(886)	(607)	(25)	-	(2,673)
Recoveries	302	43	64	-	-	-	409
Net charge-offs	(526)	(284)	(822)	(607)	(25)	-	(2,264)
Provision for loan losses charged to expense	(361)	192	1,449	740	11	169	2,200
Balance, end of period	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,079	$479	$175	$-	$-	$-	$1,733
Collectively evaluated for impairment	2,056	1,009	6,631	1,954	489	437	12,576
Total	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309
Loan ending balances:
Individually evaluated for impairment	$3,262	$5,138	$9,701	$-	$-	$-	$18,101
Collectively evaluated for impairment	49,017	33,932	313,775	154,716	45,003	-	596,443
Total	$52,279	$39,070	$323,476	$154,716	$45,003	$-	$614,544

	December 31, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,159	$217	$625	$-	$-	$-	$2,001
Collectively evaluated for impairment	2,219	1,095	6,466	1,769	524	684	12,757
Total	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Loan ending balances:
Individually evaluated for impairment	$3,712	$6,852	$12,802	$-	$-	$-	$23,366
Collectively evaluated for impairment	54,881	34,586	288,762	132,094	46,410	-	556,733
Total	$58,593	$41,438	$301,564	$132,094	$46,410	$-	$580,099

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At June 30, 2013, a $131 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an  $87 thousand commitment reserve at December 31, 2012.

Note 10.  New Accounting Pronouncements

ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of the amendments in this Update is to eliminate diversity on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist as defined in the ASU.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and are not expected to impact the Company's financial condition, results of operations or cash flows.

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

Earnings Summary

Net income available to common shareholders totaled $882 thousand, or $0.11 per diluted share for the quarter ended June 30, 2013, a 53.4  percent increase compared to $575 thousand, or $0.07 per diluted share for the same period a year ago.  For the six months ended June 30, 2013, net income available to common shareholders totaled $1.7 million or $0.21 per diluted share, compared to $1.1 million or $0.14 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.67% and 6.11%, respectively, compared to 0.49% and 4.25% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include the continued reduction of our out of market SBA portfolio, expansion of our in-market business relationships and further reduction in our cost of funds.

Second quarter highlights include:

×

Repurchased $10.3 million of preferred stock issued in connection with Unity’s participation in the Treasury’s Capital Purchase Program (“CPP”) during the quarter with the remaining $10.3 million repurchased July 3, 2013.

×	Paid our first cash dividend to shareholders since prior to entering into the CPP program in December 2008.
×	Total loans increased 6.0 percent from year-end 2012, driven by strong loan demand.
×	Noninterest-bearing deposits reached a record high $128.0 million, an 11.9 percent increase from year-end, and now represent 20.4 percent of total deposits.
×	Continued asset quality improvement as evidenced by: a 36.4 percent decrease in nonperforming assets from a year ago and a 68.2 percent decrease in net charge-offs.
×	Net interest margin continued to remain strong versus prior periods.
×	Increased gains on the sales of mortgage loans resulting from record residential mortgage loan originations.
×	Total noninterest expense continued to be stable compared to the prior year period.
×	Remained well-capitalized in excess of regulatory requirements after the CPP repurchase and dividend payment.
×	Launched the Unity Bank Facebook page on June 10, 2013.
×	Closed on the purchase of three of our previously leased branch locations which will result in future cost savings.
×	Opened a residential mortgage loan production office in Elmwood Park, New Jersey.

The Company's quarterly and six month performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income per common share - Basic (1)	$0.12	$0.08	$0.22	$0.15
Net income per common share - Diluted (1)	$0.11	$0.07	$0.21	0.14
Return on average assets	0.67%	0.49%	0.63%	0.47%
Return on average equity (2)	6.11%	4.25%	5.88%	4.03%
Efficiency ratio	72.72%	73.72%	73.31%	72.76%

(1)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).

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

During the quarter ended June 30, 2013, tax-equivalent net interest income amounted to $6.9 million, a decrease of $52 thousand or 0.8 percent when compared to the same period in 2012.  Net interest margin decreased 2 basis points to 3.66 percent for the quarter ended June 30, 2013, compared to 3.68 percent for the same period in 2012.  The net interest spread was 3.45 percent for both the second quarter of 2013 and 2012.

During the three months ended June 30, 2013, tax-equivalent interest income was $8.5 million, a decrease of  $368 thousand or 4.2 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets, partially offset by a shift in the mix of earning assets as average loans increased:

×

Of the $368 thousand decrease in interest income on a tax-equivalent basis, $453 thousand was attributed to reduced yields on average interest-earning assets, partially offset by an $85 thousand increase in interest income due to the increased volume of average loans.

×

The yield on interest-earning assets decreased 19 basis points to 4.51 percent for the three months ended June 30, 2013 when compared to the same period in 2012, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to the continued low market rates.

×

The average volume of interest-earning assets decreased $3.0 million to $752.1 million for the second quarter of 2013 compared to $755.1 million for the same period in 2012.   This was due primarily to a $5.5 million decrease in Federal funds sold and interest-bearing deposits and a $5.3 million decrease in average investment securities, partially offset by a $7.9 million increase in average loans.

Total interest expense was $1.6 million for the three months ended June 30, 2013, a decrease of $316 thousand or 16.5 percent compared to the same period in 2012.  This decrease was driven by the continued lower overall interest rate environment, the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $316 thousand decrease in interest expense, $267 thousand was due to a decrease in the rates paid on interest-bearing liabilities and $49 thousand was attributed to the decrease in the volume of average interest-bearing liabilities.

×

The average cost of interest-bearing liabilities decreased 19 basis points to 1.06 percent, primarily due to the re-pricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 23 basis points to 0.62 percent for the second quarter of 2013 and the cost of borrowed funds and subordinated debentures decreased 8 basis points to 3.49 percent.

×

The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost products as part of management’s strategy to restructure the deposit portfolio.

×

Interest-bearing liabilities averaged $602.4 million for the second quarter of 2013, a decrease of $7.9 million or 1.3 percent, compared to the prior year’s quarter.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits and savings deposits, partially offset by an increase in average interest-bearing demand deposits.

During the six months ended June 30, 2013, tax-equivalent net interest income amounted to $13.6 million, a decrease of $180 thousand or 1.3 percent when compared to the same period in 2012.  Net interest margin decreased 3 basis points to 3.59 percent for the six months ended June 30, 2013, compared to 3.62 percent for the same period in 2012.  The net interest spread was 3.37 percent for the six months ended June 30, 2013, a 1 basis point decrease compared to the same period in 2012.

During the six months ended June 30, 2013, tax-equivalent interest income was $16.8 million, a decrease of  $1.1 million or 6.2 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets, partially offset by a shift in the mix of earning assets as average loans increased:

×

Of the $1.1 million decrease in interest income on a tax-equivalent basis, $1.3 million was attributed to reduced yields on average interest-earning assets, partially offset by a $132 thousand increase in interest income due to the increased volume of average loans.

×

The yield on interest-earning assets decreased 29 basis points to 4.42 percent for the six months ended June 30, 2013 when compared to the same period in 2012, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to the continued low market rates.

×

The average volume of interest-earning assets decreased $1.1 million to $765.2 million for the six months ended June 30, 2013, compared to $766.2 million for the same period in 2012.   This was due primarily to a $3.9 million decrease in Federal funds sold and interest-bearing deposits and a $3.6 million decrease in average investment securities, partially offset by a $6.6 million increase in average loans.

Total interest expense was $3.2 million for the six months ended June 30, 2013, a decrease of $942 thousand or 22.6 percent compared to the same period in 2012.  This decrease was driven by the continued lower overall interest rate environment, the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $942 thousand decrease in interest expense, $737 thousand was due to a decrease in the rates paid on interest-bearing liabilities and $205 thousand was attributed to the decrease in the volume of average interest-bearing liabilities.

×

The average cost of interest-bearing liabilities decreased 28 basis points to 1.05 percent, primarily due to the re-pricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 32 basis points to 0.62 percent for the six months ended June 30, 2013, and the cost of borrowed funds and subordinated debentures decreased 12 basis points to 3.51 percent.

×

The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost products as part of management’s strategy to restructure the deposit portfolio.

×

Interest-bearing liabilities averaged $614.8 million for the six months ended June 30, 2013, a decrease of $10.2 million or 1.6 percent, compared to the same period in the prior year.  The decrease in interest-bearing liabilities was a result of a decrease in average time deposits, partially offset by an increase in average interest-bearing demand deposits and savings deposits.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$25,312	$7	0.11%	$30,832	$11	0.14%
Federal Home Loan Bank stock	4,007	35	3.50	3,993	44	4.43
Securities:
Taxable	95,675	620	2.59	105,903	733	2.77
Tax-exempt	20,440	186	3.64	15,554	178	4.58
Total securities (A)	116,115	806	2.77	121,457	911	3.00
Loans:
SBA loans	63,007	778	4.94	69,273	846	4.89
SBA 504 loans	39,408	441	4.49	46,804	691	5.94
Commercial loans	315,128	4,250	5.41	303,409	4,216	5.59
Residential mortgage loans	143,835	1,649	4.59	133,643	1,582	4.74
Consumer loans	45,295	496	4.39	45,658	529	4.66
Total loans (B)	606,673	7,614	5.03	598,787	7,864	5.28
Total interest-earning assets	$752,107	$8,462	4.51%	$755,069	$8,830	4.70%

Noninterest-earning assets:
Cash and due from banks	22,866			16,101
Allowance for loan losses	(14,747)			(16,980)
Other assets	41,435			39,774
Total noninterest-earning assets	49,554			38,895
Total assets	$801,661			$793,964

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$116,414	$90	0.31%	$110,343	$123	0.45%
Savings deposits	270,097	164	0.24	270,990	287	0.43
Time deposits	124,285	537	1.73	138,554	689	2.00
Total interest-bearing deposits	510,796	791	0.62	519,887	1,099	0.85
Borrowed funds and subordinated debentures	91,653	808	3.49	90,465	816	3.57
Total interest-bearing liabilities	$602,449	$1,599	1.06%	$610,352	$1,915	1.25%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	122,635			106,043
Other liabilities	3,554			3,438
Total noninterest-bearing liabilities	126,189			109,481
Total shareholders' equity	73,023			74,131
Total liabilities and shareholders' equity	$801,661			$793,964

Net interest spread		$6,863	3.45%		$6,915	3.45%
Tax-equivalent basis adjustment		(61)			(58)
Net interest income		$6,802			$6,857
Net interest margin			3.66%			3.68%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$43,818	$22	0.10%	$47,746	$43	0.18%
Federal Home Loan Bank stock	3,998	78	3.93	4,041	95	4.73
Securities:
Taxable	97,856	1,267	2.59	104,263	1,483	2.84
Tax-exempt	19,463	363	3.73	16,703	389	4.66
Total securities (A)	117,319	1,630	2.78	120,966	1,872	3.10
Loans:
SBA loans	64,190	1,555	4.84	70,516	1,770	5.02
SBA 504 loans	40,266	1,092	5.47	49,257	1,451	5.92
Commercial loans	309,990	8,251	5.37	293,823	8,397	5.75
Residential mortgage loans	139,882	3,199	4.57	133,234	3,237	4.86
Consumer loans	45,700	1,005	4.43	46,633	1,089	4.70
Total loans (B)	600,028	15,102	5.06	593,463	15,944	5.40
Total interest-earning assets	$765,163	$16,832	4.42%	$766,216	$17,954	4.71%

Noninterest-earning assets:
Cash and due from banks	21,310			16,025
Allowance for loan losses	(14,872)			(16,884)
Other assets	39,680			40,030
Total noninterest-earning assets	46,118			39,171
Total assets	$811,281			$805,387

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$117,535	$191	0.33%	$109,665	$259	0.47%
Savings deposits	282,738	340	0.24	277,125	641	0.47
Time deposits	123,495	1,083	1.77	147,778	1,603	2.18
Total interest-bearing deposits	523,768	1,614	0.62	534,568	2,503	0.94
Borrowed funds and subordinated debentures	91,063	1,609	3.51	90,465	1,662	3.63
Total interest-bearing liabilities	$614,831	$3,223	1.05%	$625,033	$4,165	1.33%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	117,844			103,269
Other liabilities	3,398			3,344
Total noninterest-bearing liabilities	121,242			106,613
Total shareholders' equity	75,208			73,741
Total liabilities and shareholders' equity	$811,281			$805,387

Net interest spread		$13,609	3.37%		$13,789	3.38%
Tax-equivalent basis adjustment		(118)			(126)
Net interest income		$13,491			$13,663
Net interest margin			3.59%			3.62%

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

	For the three months ended June 30, 2013 versus June 30, 2012			For the six months ended June 30, 2013 versus June 30, 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(2)	$(2)	$(4)	$(4)	$(17)	$(21)
Federal Home Loan Bank stock	-	(9)	(9)	(1)	(16)	(17)
Securities	(18)	(87)	(105)	(30)	(212)	(242)
Loans	105	(355)	(250)	167	(1,009)	(842)
Total interest income	$85	$(453)	$(368)	$132	$(1,254)	$(1,122)
Interest expense:
Demand deposits	$7	$(40)	$(33)	$16	$(84)	$(68)
Savings deposits	(1)	(122)	(123)	13	(314)	(301)
Time deposits	(66)	(86)	(152)	(243)	(277)	(520)
Total interest-bearing deposits	(60)	(248)	(308)	(214)	(675)	(889)
Borrowed funds and subordinated debentures	11	(19)	(8)	9	(62)	(53)
Total interest expense	(49)	(267)	(316)	(205)	(737)	(942)
Net interest income - fully tax-equivalent	$134	$(186)	$(52)	$337	$(517)	$(180)
Decrease (increase) in tax-equivalent adjustment			(3)			8
Net interest income			$(55)			$(172)

Provision for Loan Losses

The provision for loan losses totaled $300 thousand for the three months ended June 30, 2013, compared to $1.0 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, the provision for loan losses totaled $950 thousand, compared to $2.2 million for the same period in 2012.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  The reduced provision reflects a lower level of net charge-offs for the quarter and year-to-date periods, as well as a lower level of nonperforming assets.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Branch fee income	$348	$362	$695	$748
Service and loan fee income	319	287	623	588
Gain on sale of SBA loans held for sale, net	86	223	327	381
Gain on sale of mortgage loans, net	547	453	1,025	864
BOLI income	75	73	146	146
Net security gains	108	283	334	507
Other income	175	160	332	322
Total noninterest income	$1,658	$1,841	$3,482	$3,556

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended June 30, 2013, noninterest income amounted to $1.7 million, a decrease of $183 thousand from the prior year period.  Noninterest income was $3.5 million for the six months ended June 30, 2013, a decrease of $74 thousand when compared to the same period in 2012.

Changes in our noninterest income for the three and six months ended June 30, 2013 versus 2012 reflect:

·

For the three and six months ended June 30, 2013, branch fee income, which consists of deposit service charges and overdraft fees, decreased $14 thousand and $53 thousand, respectively, when compared to the same periods in 2012.  These decreases were due to decreased fees on overdrawn accounts.

·

For the three and six months ended June 30, 2013, service and loan fee income increased $32 thousand and $35 thousand, respectively, when compared to the same periods in the prior year. The increases were primarily due to increased application fees and servicing income on mortgages and increased loan processing fee income and late charges, partially offset by decreased servicing income on SBA loans.

·

Net gains on SBA loan sales amounted to $86 thousand on $900 thousand in sales and $327 thousand on $3.2 million in sales for the three and six month periods ending June 30, 2013, respectively, compared to net gains of $223 thousand on $2.3 million in sales and $381 thousand on $4.2 million in sales during the same periods in 2012.  These decreases are due to a lower volume of SBA loans sold.

·

For the three and six months ended June 30, 2013, gains on sales of residential mortgage loans increased $94 thousand and $161 thousand when compared to the same periods in the prior year.  The increased gains are due to a significantly higher volume of loan sales.  Net gains on mortgage loan sales amounted to $547 thousand on $25.9 million in sales and $1.0 million on $48.5 million in sales for the three and six months ended June 30, 2013 respectively, compared to net gains of $453 thousand on $20.3 million in sales and $864 thousand on $41.5 million in sales during the same periods in 2012.

·

The increase in the cash surrender value of BOLI remained relatively flat when compared to the same periods in the prior year, with income of $75 thousand and $146 thousand for the three and six months ended June 30, 2013, respectively.

·

Net realized gains on the sale of securities amounted to $108 thousand for the three months ended June 30, 2013, compared to gains of $283 thousand for the same period in the prior year.  For the six months ended June 30, 2013 and 2012, net realized security gains amounted to $334 thousand and $507 thousand, respectively.  For additional information, see Note 7 - Securities.

·	For the three and six months ended June 30, 2013, other income increased $15 thousand and $10 thousand, respectively, when compared to the same periods in the prior year.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
Compensation and benefits	$3,166	$3,133	$6,341	$6,315
Occupancy	627	740	1,321	1,348
Processing and communications	562	553	1,123	1,087
Furniture and equipment	371	355	736	717
Professional services	234	211	424	402
Loan collection costs	228	91	406	271
OREO expenses	63	237	190	362
Deposit insurance	179	168	328	339
Advertising	181	302	301	448
Other expenses	463	414	1,029	872
Total noninterest expense	$6,074	$6,204	$12,199	$12,161

Noninterest expense decreased $130 thousand to $6.1 million for the three months ended June 30, 2013, while year-to-date expenses increased $38 thousand to $12.2 million.

Changes in noninterest expense for the three and six months ended June 30, 2013 versus 2012 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $33 thousand and $26 thousand for the three and six month periods ending June 30, 2013, respectively. The quarter over quarter increase is primarily due to higher payroll expense and mortgage commissions, offset by lower medical benefit expenses.  The year over year increase is primarily due to higher mortgage origination commissions, bonus accruals and employer taxes, offset by lower payroll and medical benefits expense.

·

Occupancy expense decreased $113 thousand and $27 thousand for the three and six months ended June 30, 2013, respectively.  The decreases  were the result of cost savings realized from the purchase of three of our previously leased locations in April 2013.

·

Processing and communications expenses increased $9 thousand and $36 thousand for the three and six months ended June 30, 2013, respectively, primarily due to increased coin and currency, check card, and armored car expenses.

·

Furniture and equipment expense increased $16 thousand and $19 thousand for the three and six months ended June 30, 2013, respectively, primarily due to increased ATM and software maintenance and depreciation on furniture and equipment.

·

Professional service fees increased $23 thousand and $22 thousand for the three and six months ended June 30, 2013, respectively.  These increases were primarily due to increased internal audit and supervisory exam expense.

·	Loan collection costs increased $137 thousand and $135 thousand for the three and six months ended June 30, 2013, due to higher loan legal, insurance, and other collection costs.
·

OREO expenses decreased $174 thousand and $172 thousand for the three and six months ended June 30, 2013, respectively.  OREO expenses fell during each period as the number of properties and related property taxes, maintenance and insurance costs declined compared to the prior year’s periods.  In addition, OREO expenses for 2012 included $51 thousand and $168 thousand in losses on the sale of OREO properties for the three and six month periods, respectively.

·

Deposit insurance expense remained relatively flat when compared to the same periods in the prior year, with insurance premiums of $179 thousand and $328 thousand for the three and six month periods ended June 30, 2013, respectively.

·

Advertising expense decreased $121 thousand and $147 thousand for the three and six months ended June 30, 2013, respectively.  Advertising expenses varied based on the timing of retail branch related promotions such as the opening of the new branch in Washington Township, New Jersey in 2012.

·

Other expenses increased $49 thousand and $157 thousand for the three and six months ended June 30, 2013, respectively, due to higher employee recruiting, increased director fees and an increase to the reserve for unfunded loan commitments.

Income Tax Expense

For the quarter ended June 30, 2013, the Company reported income tax expense of $739 thousand for an effective tax rate of 35.4 percent, compared to an income tax expense of $518 thousand and effective tax rate of 34.7 percent for the prior year’s quarter.  For the six months ended June 30, 2013, the Company reported income tax expense of $1.3 million for an effective tax rate of 33.4 percent, compared to an income tax expense of $977 thousand and effective tax rate of 34.2 percent for the six months ended June 30, 2012.

Financial Condition at June 30, 2013

Total assets increased $4.8 million or 0.6 percent, to $824.6 million at June 30, 2013, compared to $819.7 million at December 31, 2012. This increase was primarily due to increases of $35.3 million in loans, $3.8 million in premises and equipment, and $3.1 million in bank owned life insurance (“BOLI”), partially offset by a $37.9 million decrease in cash and cash equivalents.  Total deposits decreased $20.4 million, due to decreases of $28.4 million in savings deposits and $6.7 million in interest-bearing demand deposits, partially offset by increases of $13.6 million in noninterest-bearing demand deposits and $1.0 million in time deposits.  Borrowed funds increased by $35.0 million due to an overnight borrowing through the Federal Home Loan Bank of New York at June 30, 2013.  Total shareholders’ equity decreased $9.2 million over year-end 2012, primarily due to the repurchase of $10.3 million of preferred stock issued as part of the Treasury’s Capital Purchase Program and declines in the market value of securities, partially offset by net income from operations.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $84.2 million at June 30, 2013, a decrease of $5.3 million or 5.9 percent, compared to $89.5 million at December 31, 2012.  This net decrease was the result of:

·	$13.3 million in principal payments, maturities and called bonds,
·	$9.1 million in sales net of realized gains, which consisted of asset-backed securities and corporate bonds,
·

$1.8 million of depreciation in the market value of the portfolio.  At June 30, 2013, the portfolio had net unrealized gains of $384 thousand compared to net unrealized gains of $2.2 million at December 31, 2012.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, and

·	$300 thousand in net amortization of premiums, partially offset by
·	$19.3 million in purchases, primarily of municipals, agencies, and mortgage-backed securities.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.9 years at June 30, 2013 and 3.5 years at December 31, 2012.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions and mortgage-backed securities.

HTM securities were $27.1 million at June 30, 2013, an increase of $5.5 million or 25.8 percent, from year-end 2012.  This net increase was the result of:

·	$8.3 million in purchases of three mortgage-backed securities, one agency and one corporate bond, partially offset by,
·	$2.6 million in principal payments, and
·	$100 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 7.9 years and 6.5 years at June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012, the fair value of HTM securities was $27.0 million and $22.7 million, respectively.

The average balance of taxable securities amounted to $97.9 million for the six months ended June 30, 2013, compared to $104.3 million for the same period in 2012. The average yield earned on taxable securities decreased 25 basis points, to 2.59 percent for the six months ended June 30, 2013, from 2.84 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $19.5 million for the six months ended June 30, 2013, compared to $16.7 million for the same period in 2012. The average yield earned on tax-exempt securities decreased 93 basis points, to 3.73 percent for the six months ended June 30, 2013, from 4.66 percent for the same period in 2012.

Securities with a carrying value of $65.8 million and $78.4 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 86 percent of the total investment portfolio had a fixed rate of interest at June 30, 2013.

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

Total loans increased $35.3 million or 6.0 percent to $622.3 million at June 30, 2013, compared to $587.0 million at year-end 2012.  Residential mortgages and commercial loans increased $22.6 million and  $21.9 million, respectively, partially offset by declines in all other loan categories.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held to maturity	$52,279	8.4%	$58,593	10.0%
SBA 504 loans	39,070	6.3	41,438	7.1
Commercial loans	323,476	52.0	301,564	51.3
Residential mortgage loans	154,716	24.9	132,094	22.5
Consumer loans	45,003	7.2	46,410	7.9
Total loans held for investment	614,544	98.8	580,099	98.8
SBA loans held for sale	7,772	1.2	6,937	1.2
Total loans	$622,316	100.0%	$587,036	100.0%

Average loans increased $6.6 million or 1.1 percent from $593.5 million for the six months ended June 30, 2012, to $600.0 million for the same period in 2013.  The increase in average loans was due to increases in commercial and residential mortgage loans, partially offset by declines in all other portfolio types.  The yield on the overall loan portfolio fell 34 basis points to 5.06 percent for the six months ended June 30, 2013, compared to 5.40 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made for the purposes of providing working capital or financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start up businesses where there is no history of financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $7.8 million at June 30, 2013, an increase of $835 thousand from $6.9 million December 31, 2012. SBA 7(a) loans held to maturity amounted to $52.3 million at June 30, 2013, a decrease of $6.3 million from $58.6 million at December 31, 2012. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 4.84 percent for the six months ended June 30, 2013, compared to 5.02 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $101.5 million and $109.9 million in SBA loans were sold but serviced by the Company at June 30, 2013 and December 31, 2012, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination. At June 30, 2013, SBA 504 loans totaled $39.1 million, a decrease of $2.4 million from $41.4 million at December 31, 2012. The yield on SBA 504 loans decreased 45 basis points to 5.47 percent for the six months ended June 30, 2013, from 5.92 percent for the same period in 2012.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $323.5 million at June 30, 2013, an increase of $21.9 million from year-end 2012. The yield on commercial loans was 5.37 percent for the first half of 2013, compared to 5.75 percent for the same period in 2012 due to the low rate environment.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $154.7 million at June 30, 2013, an increase of $22.6 million from year-end 2012. Sales of mortgage loans totaled $48.5 million for the six months ended June 30, 2013. The yield on residential mortgages was 4.57 percent for the first half of 2013, compared to 4.86 percent for the same period in 2012.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $45.0 million, a decrease of $1.4 million from year-end 2012. The yield on consumer loans was 4.43 percent for the six months ended June 30, 2013, compared to 4.70 percent for the six months ended June 30, 2012.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At June 30, 2013 and December 31, 2012, approximately 95 percent of the Company’s loan portfolio was secured by real estate.

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

At June 30, 2013, there were fourteen loans totaling $12.3 million that were classified as TDRs by the Company and are deemed impaired, compared to sixteen such loans totaling $14.7 million at December 31, 2012.  Nonperforming loans included $1.7 million of TDRs as of June 30, 2013, compared to $1.1 million at December 31, 2012.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2013:

	June 30, 2013			December 31, 2012
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held to maturity	$474	$568	$1,042	$929	$126	$1,055
SBA 504 loans	3,152	1,090	4,242	4,290	-	4,290
Commercial loans
Commercial other	949	-	949	949	-	949
Commercial real estate	6,074	-	6,074	7,408	961	8,369
Total	$10,649	$1,658	$12,307	$13,576	$1,087	$14,663

Through June 30, 2013, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through June 30, 2013:

	June 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial other	Commercial real estate	Total
Type of modification:
Interest only	$443	$-	$949	$1,565	$2,957
Principal only	23	-	-	-	23
Interest only with reduced interest rate	-	-	-	4,509	4,509
Interest only with nominal principal	132	2,945	-	-	3,077
Extended maturity with reduced interest rate	-	-	-	-	-
Previously modified back to original terms	444	1,297	-	-	1,741
Total TDRs	$1,042	$4,242	$949	$6,074	$12,307

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Nonperforming by category:
SBA loans held to maturity (1)	$3,524	$4,633	$3,345
SBA 504 loans	1,986	2,562	1,775
Commercial loans	2,678	4,445	9,736
Residential mortgage loans	4,215	5,511	4,653
Consumer loans	954	317	322
Total nonperforming loans (2)	$13,357	$17,468	$19,831
OREO	752	1,826	2,355
Total nonperforming assets	$14,109	$19,294	$22,186
Past due 90 days or more and still accruing interest:
SBA loans held to maturity	$-	$-	$240
SBA 504 loans	425	-	-
Commercial loans	-	109	288
Residential mortgage loans	4	-	1,915
Consumer loans	-	-	-
Total past due 90 days or more and still accruing interest	$429	$109	$2,443
Nonperforming loans to total loans	2.15%	2.98%	3.28%
Nonperforming loans and TDRs to total loans (3)	3.86	5.29	6.67
Nonperforming assets to total loans and OREO	2.26	3.28	3.65
Nonperforming assets to total assets	1.71	2.35	2.83
(1) Guaranteed SBA loans included above	$736	$1,849	$526
(2) Nonperforming TDRs included above	1,658	1,087	871
(3) Performing TDRs	10,649	13,576	20,541

The current state of the economy impacts the Company’s level of delinquent and nonperforming loans by putting a strain on the Company’s borrowers and their ability to pay their loan obligations. Unemployment rates continue to be at elevated levels and businesses are reluctant to hire. Although the Company’s nonperforming loans remain at an elevated level, they are down significantly from prior year levels.

Nonperforming loans were $13.4 million at June 30, 2013, a $4.1 million decrease from $17.5 million at year-end 2012 and a $6.5 million decrease from $19.8 million at June 30, 2012.  Since year-end 2012, nonperforming loans in all segments decreased, except consumer loans.  Included in nonperforming loans at June 30, 2013 are approximately $736 thousand of loans guaranteed by the SBA, compared to $1.8 million at December 31, 2012 and $526 thousand at June 30, 2012.  In addition, there were $429 thousand in loans past due 90 days or more and still accruing interest at June 30, 2013, compared to $109 thousand and $2.4 million at December 31, 2012 and June 30, 2012, respectively.

Other real estate owned (“OREO”) properties totaled $752 thousand at June 30, 2013, a decrease of $1.1 million from $1.8 million at year-end 2012 and a $1.6 million decrease from $2.4 million at June 30, 2012.  During the three and six months ended June 30, 2013, the Company did not take title to any new properties.  There was a valuation adjustment of $70 thousand on one existing OREO property and five OREO properties were sold, resulting in a net loss of $337 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $5.8 million at June 30, 2013, an increase of $2.3 million from $3.5 million at December 31, 2012.  The increase is due to the addition of four loans totaling $4.9 million during the quarter, partially offset by the removal of six loans totaling $2.6 million.

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

Beginning in 2012 and continuing in 2013, the Company has decreased its loan loss provision in response to improvements in the inherent credit risk within its loan portfolio.  The improved inherent credit risk was evidenced by a decrease in delinquent and nonperforming loans, as the economy continued to improve.

The allowance for loan losses totaled $14.3 million at June 30, 2013, compared to $14.8 million and $16.3 million at December 31, 2012 and June 30, 2012, respectively, with resulting allowance to total loan ratios of 2.30 percent, 2.51 percent, and 2.69 percent, respectively.  Net charge-offs amounted to $336 thousand for the three months ended June 30, 2013, compared to $1.1 million for the same period in 2012.  Net charge-offs amounted to $1.4 million for the six months ended June 30, 2013, compared to $2.3 million for the same period in 2012.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2013	2012	2013	2012
Balance, beginning of period	$14,345	$16,339	$14,758	$16,348
Provision for loan losses charged to expense	300	1,000	950	2,200
Less: Chargeoffs
SBA loans held to maturity	167	213	737	828
SBA 504 loans	200	100	400	327
Commercial loans	200	540	575	886
Residential mortgage loans	-	494	125	607
Consumer loans	-	25	59	25
Total chargeoffs	567	1,372	1,896	2,673
Add: Recoveries
SBA loans held to maturity	8	249	145	302
SBA 504 loans	154	15	179	43
Commercial loans	65	53	166	64
Residential mortgage loans	2	-	4	-
Consumer loans	2	-	3	-
Total recoveries	231	317	497	409
Net chargeoffs	336	1,055	1,399	2,264
Balance, end of period	$14,309	$16,284	$14,309	$16,284
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held to maturity	1.01%	(0.21)%	1.86%	1.50%
SBA 504 loans	0.47	0.73	1.11	1.16
Commercial loans	0.17	0.65	0.27	0.56
Residential mortgage loans	(0.01)	1.49	0.17	0.92
Consumer loans	(0.02)	0.22	0.25	0.11
Total loans	0.22	0.71	0.47	0.77
Allowance to total loans	2.30	2.69	2.30	2.69
Allowance to nonperforming loans	107.13	82.11	107.13	82.11

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At June 30, 2013, a $131 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an  $87 thousand commitment reserve at December 31, 2012.

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

Total deposits decreased $20.4 million to $628.4 million at June 30, 2013, from $648.8 million at December 31, 2012.  This decrease in deposits was due to decreases of $28.4 million and $6.7 million in savings deposits and interest-bearing demand deposits, respectively, partially offset by increases of $13.6 million and $1.0 million in noninterest-bearing demand deposits and time deposits, respectively.

The Company’s deposit composition at June 30, 2013 consisted of 42.4 percent savings deposits, 20.4 percent noninterest-bearing demand deposits, 20.0 percent time deposits and 17.2 percent interest-bearing demand deposits.  This favorable shift in deposit mix from December 31, 2012 reflects a 3.0 percent decline in savings deposits and a 2.8 percent increase in noninterest-bearing deposits.  The decline in savings deposits included a $22.0 million decrease in municipal deposits.  The increase in noninterest-bearing deposits was the result of continued sales initiatives and efforts by branch personnel to bring in deposit relationships.

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

Borrowed funds and subordinated debentures totaled $125.5 million at June 30, 2013, an increase of $35.0 million from the prior year-end.  This increase was due to an overnight FHLB advance of $35.0 million at June 30, 2013.  The borrowed funds and subordinated debentures as of June 30, 2013 and December 31, 2012 are broken down in the following table:

(In thousands)	June 30, 2013	December 31, 2012
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Overnight advances	35,000	-
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At June 30, 2013, the Company had $25.1 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2013, is a decline of 1.57 percent in a rising-rate environment and an increase of 0.21 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2013 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2012, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.47 percent in a rising-rate environment and a decline of 0.71 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At June 30, 2013, the balance of cash and cash equivalents was $56.3 million, a decrease of $37.9 million from December 31, 2012.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $4.3 million and $8.4 million in net cash for the six months ended June 30, 2013 and 2012, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of SBA and mortgage loans held for sale.

Investing activities used $45.9 million and $25.1 million in net cash for the six months ended June 30, 2013 and 2012, respectively.  Cash was primarily used to purchase securities, equipment and BOLI and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $84.1 million and $89.4 million at June 30, 2013 and December 31, 2012, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $20.0 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $7.8 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $130.7 million to its borrowers as of June 30, 2013, compared to $87.2 million at December 31, 2012.  At June 30, 2013, $76.5 million of these commitments expire within one year, compared to $40.1 million at December 31, 2012.  The Company had $1.6 million in standby letters of credit at June 30, 2013 and December 31, 2012, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $3.7 million in net cash for the six months ended June 30, 2013, compared to net cash used by financing activities of $28.0 million for the same period in the prior year, primarily due to an increase in the Company’s borrowings, partially offset by a decrease in the Company’s deposits and redemption of preferred stock from the U.S. Treasury.

×

Deposits.  As of June 30, 2013, deposits included $46.2 million of Government deposits, as compared to $74.2 million at year-end 2012. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $40.1 million of deposits from nine municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $95.0 million and third party repurchase agreements totaled $15.0 million as of June 30, 2013, compared to $60.0 million and $15.0 million, respectively, as of December 31, 2012.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At June 30, 2013,  pledging provided an additional $25.1 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trusts II and III, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and cash dividends on the preferred stock issued to the U.S. Treasury.  The Company has redeemed this preferred stock.

At June 30, 2013, the Parent Company had $1.1 million in cash and cash equivalents and $158 thousand in investment securities valued at fair market value, compared to $11.9 million in cash and cash equivalents and $105 thousand in investment securities at December 31, 2012.  The decrease in cash at the Parent Company was primarily due to the repurchase of $10.5 million preferred stock issued in connection with the Company’s participation in the Treasury’s Capital Purchase Program (“CPP”).

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

The Company’s capital amounts and ratios are presented in the following table.  The ratios are impacted by a capital decrease from year-end 2012 due to the repurchase of $10.3 million in preferred stock issued in connection with the CPP during the second quarter.  If the remaining $10.3 million in preferred stock which was repurchased on July 3, 2013 had been repurchased prior to quarter-end, the leverage, Tier I and Total Risk Based Capital ratios for the Company would have been 9.05%, 11.71% and 12.98% respectively, all in excess of the ratios required to be deemed “well-capitalized”.

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of June 30, 2013
Leverage ratio	$81,713	10.23%	≥ $	31,948	4.00%	N/A	N/A
Tier I risk-based capital ratio	81,713	13.36		24,460	4.00	N/A	N/A
Total risk-based capital ratio	89,440	14.63		48,921	8.00	N/A	N/A
As of December 31, 2012
Leverage ratio	$89,841	11.14%	≥ $	32,251	4.00%	N/A	N/A
Tier I risk-based capital ratio	89,841	14.85		24,193	4.00	N/A	N/A
Total risk-based capital ratio	97,492	16.12		48,387	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2013
Leverage ratio	$72,029	9.03%	≥ $	31,922	4.00%	≥ $	39,902	5.00%
Tier I risk-based capital ratio	72,029	11.79		24,433	4.00		36,650	6.00
Total risk-based capital ratio	88,249	14.45		48,867	8.00		61,083	10.00
As of December 31, 2012
Leverage ratio	$69,544	8.63%	≥ $	32,225	4.00%	≥ $	40,282	5.00%
Tier I risk-based capital ratio	69,544	11.51		24,170	4.00		36,254	6.00
Total risk-based capital ratio	85,687	14.18		48,339	8.00		60,424	10.00

Shareholders’ Equity

Shareholders’ equity decreased $9.2 million to $68.3 million at June 30, 2013 compared to $77.5 million at December 31, 2012, due primarily to the redemption of $10.3 million in perpetual preferred stock issued by the U.S. Treasury. Other items impacting shareholders’ equity included net income of $2.5 million and $187 thousand from the issuance of common stock under employee benefit plans, partially offset by $1.1 million of depreciation in the net unrealized gains on available for sale securities, $451 thousand in dividends accrued on preferred stock, and $75 thousand in dividends accrued on common stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Preferred Stock

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the programs resulting from the EESA was the Treasury’s Capital Purchase Program (“CPP”) which provided direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.  This program was voluntary and required an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The perpetual preferred stock has a dividend rate of 5 percent per year until the fifth anniversary of the Treasury investment and a dividend rate of 9 percent thereafter.  The Company received an investment in perpetual preferred stock of $20.6 million on December 5, 2008.  These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with the FASB ASC Topic 470, “Debt.”  The allocation of proceeds resulted in a discount on the preferred stock to be accreted over five years.  The Company issued 764,778 common stock warrants to the U.S. Treasury and $2.6 million of the proceeds were allocated to the warrants.  The warrants are accounted for as equity securities and have a contractual life of ten years and an exercise price of $4.05.

On May 9, 2013, the Company announced that it received approval of its application from the U.S. Department of Treasury to redeem half of the 20,649 shares of preferred stock issued in connection with the Company’s participation in the Treasury’s CPP.  On May 15, 2013, the Company paid $10.3 million to the Treasury to repurchase 10,324 shares of the preferred stock, including accrued and unpaid dividends for the shares.  On July 1, 2013, the Company announced that it received approval to redeem the remaining 10,325 shares of preferred stock.  On July 3, 2013, the Company paid $10.4 million to the Treasury to repurchase the remaining shares of the preferred stock, including accrued and unpaid dividends for the shares.

As part of the CPP, the Company’s future ability to pay cash dividends was limited for so long as the Treasury holds the preferred stock.  As so limited the Company could not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company declared a cash dividend of $0.01 per common share on May 28, 2013 to all shareholders of record as of June 17, 2013.  The dividend was paid on June 28, 2013.  The Company did not declare or pay any dividends during the three or six months ended June 30, 2012.  The Company is no longer subject to this restriction.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three or six month periods ended June 30, 2013 or 2012.

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

ITEM 3                        Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30,  2013, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4                        Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A            Risk Factors

Information regarding this item as of June 30, 2013 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2012.

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

UNITY BANCORP, INC.

Dated: August 9, 2013	/s/ Alan J. Bedner, Jr.
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