Form 10-Q
period 2013-09-30
UNITY BANCORP INC /NJ/
filed 2013-11-08
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes xNo o

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

Yes oNo x

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of November 1, 2013 common stock, no par value: 7,548,126 shares outstanding

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$27,602	$23,705
Federal funds sold and interest-bearing deposits	47,124	70,487
Cash and cash equivalents	74,726	94,192
Securities:
Securities available for sale	80,926	89,538
Securities held to maturity (fair value of $25,261 and $22,741, respectively)	25,980	21,515
Total securities	106,906	111,053
Loans:
SBA loans held for sale	5,893	6,937
SBA loans held to maturity	50,445	58,593
SBA 504 loans	37,041	41,438
Commercial loans	348,625	301,564
Residential mortgage loans	173,129	132,094
Consumer loans	45,484	46,410
Total loans	660,617	587,036
Allowance for loan losses	(13,550)	(14,758)
Net loans	647,067	572,278
Premises and equipment, net	15,671	12,062
Bank owned life insurance ("BOLI")	12,648	9,402
Deferred tax assets	6,880	5,954
Federal Home Loan Bank stock	3,952	3,989
Accrued interest receivable	3,131	3,298
Other real estate owned ("OREO")	1,249	1,826
Prepaid FDIC insurance	-	1,929
Goodwill and other intangibles	1,516	1,516
Other assets	2,355	2,231
Total assets	$876,101	$819,730
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$163,617	$114,424
Interest-bearing demand deposits	119,579	114,838
Savings deposits	280,892	294,533
Time deposits, under $100,000	95,990	76,994
Time deposits, $100,000 and over	67,034	47,971
Total deposits	727,112	648,760
Borrowed funds	75,000	75,000
Subordinated debentures	15,465	15,465
Accrued interest payable	430	434
Accrued expenses and other liabilities	2,155	2,561
Total liabilities	820,162	742,220
Commitments and contingencies	-	-
Shareholders' equity:
Cumulative perpetual preferred stock	-	20,115
Common stock	51,944	54,274
Retained earnings	4,408	1,788
Accumulated other comprehensive income (loss)	(413)	1,333
Total shareholders' equity	55,939	77,510
Total liabilities and shareholders' equity	$876,101	$819,730

Preferred shares	-	21
Issued and outstanding common shares	7,546	7,534

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$9	$13	$31	$56
Federal Home Loan Bank stock	40	50	118	144
Securities:
Taxable	591	694	1,858	2,177
Tax-exempt	109	108	354	371
Total securities	700	802	2,212	2,548
Loans:
SBA loans	586	881	2,141	2,652
SBA 504 loans	411	647	1,503	2,098
Commercial loans	4,387	4,313	12,638	12,707
Residential mortgage loans	1,861	1,631	5,060	4,869
Consumer loans	480	534	1,485	1,624
Total loans	7,725	8,006	22,827	23,950
Total interest income	8,474	8,871	25,188	26,698
INTEREST EXPENSE
Interest-bearing demand deposits	90	108	281	368
Savings deposits	183	293	524	933
Time deposits	510	619	1,593	2,222
Borrowed funds and subordinated debentures	820	824	2,428	2,486
Total interest expense	1,603	1,844	4,826	6,009
Net interest income	6,871	7,027	20,362	20,689
Provision for loan losses	600	1,000	1,550	3,200
Net interest income after provision for loan losses	6,271	6,027	18,812	17,489
NONINTEREST INCOME
Branch fee income	398	383	1,093	1,131
Service and loan fee income	351	366	975	954
Gain on sale of SBA loans held for sale, net	280	46	607	427
Gain on sale of mortgage loans, net	314	662	1,339	1,526
BOLI income	100	74	246	220
Net security gains	34	7	367	514
Other income	173	236	505	558
Total noninterest income	1,650	1,774	5,132	5,330
NONINTEREST EXPENSE
Compensation and benefits	2,984	3,191	9,325	9,505
Occupancy	598	690	1,918	2,038
Processing and communications	598	544	1,720	1,631
Furniture and equipment	374	368	1,110	1,085
Professional services	210	196	634	598
Loan collection costs	188	182	594	453
OREO expenses	174	36	364	398
Deposit insurance	165	162	493	502
Advertising	218	181	519	630
Other expenses	426	449	1,457	1,319
Total noninterest expense	5,935	5,999	18,134	18,159
Income before provision for income taxes	1,986	1,802	5,810	4,660
Provision for income taxes	684	606	1,962	1,583
Net income	1,302	1,196	3,848	3,077
Preferred stock dividends and discount accretion	119	397	988	1,195
Income available to common shareholders	$1,183	$799	$2,860	$1,882

Net income per common share - Basic	$0.16	$0.11	$0.38	$0.25
Net income per common share - Diluted	$0.15	$0.10	$0.36	$0.24

Weighted average common shares outstanding - Basic	7,545	7,473	7,542	7,465
Weighted average common shares outstanding - Diluted	7,822	7,782	7,867	7,786

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$1,302	$1,196	$3,848	$3,077
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during period	(618)	286	(1,502)	431
Less: Reclassification adjustment for gains on securities included in net income	22	-	244	337
Total other comprehensive income (loss)	(640)	286	(1,746)	94

Total comprehensive income	$662	$1,482	$2,102	$3,171

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2013 and 2012

(Unaudited)

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2012	$20,115	7,534	$54,274	$1,788	$1,333	$77,510
Net income				3,848		3,848
Other comprehensive loss, net of tax					(1,746)	(1,746)
Redemption of perpetual preferred stock from U.S. Treasury	(20,649)					(20,649)
Repurchase of warrants from U.S. Treasury			(2,617)	(90)		(2,707)
Accretion of discount on preferred stock	534			(534)		-
Dividends on common stock ($0.01 per share)			33	(150)		(117)
Dividends on preferred stock (5% annually)				(454)		(454)
Common stock issued and related tax effects (1)		12	254			254
Balance, September 30, 2013	$-	7,546	$51,944	$4,408	$(413)	$55,939

		Common stock		Retained	Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	earnings (deficit)	comprehensive income	shareholders' equity
Balance, December 31, 2011	$19,545	7,459	$53,746	$(854)	$1,121	$73,558
Net income				3,077		3,077
Other comprehensive income, net of tax					94	94
Accretion of discount on preferred stock	423			(423)		-
Dividends on preferred stock (5% annually)				(772)		(772)
Common stock issued and related tax effects (1)		44	430			430
Balance, September 30, 2012	$19,968	7,503	$54,176	$1,028	$1,215	$76,387

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES:
Net income	$3,848	$3,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,550	3,200
Net amortization of purchase premiums and discounts on securities	550	638
Depreciation and amortization	961	999
Deferred income tax expense	225	594
Net security gains	(367)	(514)
Stock compensation expense	250	234
Loss on sale of OREO	61	77
Valuation writedowns on OREO	170	30
Gain on sale of mortgage loans held for sale, net	(1,339)	(1,526)
Gain on sale of SBA loans held for sale, net	(607)	(427)
Origination of mortgage loans held for sale	(62,589)	(71,568)
Origination of SBA loans held for sale	(5,323)	(4,700)
Proceeds from sale of mortgage loans held for sale, net	63,928	73,094
Proceeds from sale of SBA loans held for sale, net	6,940	5,087
Loss on sale or disposal of premises and equipment	5	23
Net change in other assets and liabilities	1,451	1,398
Net cash provided by operating activities	9,714	9,716
INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,578)	(624)
Purchases of securities available for sale	(25,863)	(32,802)
Purchases of Federal Home Loan Bank stock, at cost	(3,224)	-
Maturities and principal payments on securities held to maturity	3,983	3,706
Maturities and principal payments on securities available for sale	19,370	24,172
Proceeds from sales of securities available for sale	12,155	6,638
Proceeds from redemption of Federal Home Loan Bank stock	3,261	99
Proceeds from sale of OREO	1,146	3,525
Net increase in loans	(78,238)	(11,499)
Purchase of BOLI	(3,000)	-
Proceeds from sale or disposal of premises and equipment	1	12
Purchases of premises and equipment	(4,487)	(1,493)
Net cash used in investing activities	(83,474)	(8,266)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	78,352	(10,844)
Redemption of perpetual preferred stock from U.S. Treasury	(20,649)	-
Repurchase of warrant from U.S. Treasury	(2,707)	-
Proceeds from exercise of stock options	-	157
Dividends on preferred stock	(585)	(774)
Dividends on common stock	(117)	-
Net cash provided by (used in) financing activities	54,294	(11,461)
Decrease in cash and cash equivalents	(19,466)	(10,011)
Cash and cash equivalents, beginning of period	94,192	82,574
Cash and cash equivalents, end of period	$74,726	$72,563
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,830	$6,068
Income taxes paid	2,047	939
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	34	-
Transfer of loans to OREO	800	2,772

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2013

NOTE 1.  Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and other real estate owned (“OREO”) properties.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were available to be issued.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2013 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2012	516,332	$7.06	5.4	$327,725
Options granted	25,000	6.02
Options exercised	(11,667)	6.62
Options forfeited	(8,333)	6.56
Options expired	(2,617)	8.86
Outstanding at September 30, 2013	518,715	$7.02	4.8	$669,827
Exercisable at September 30, 2013	422,217	$7.19	4.0	$554,078

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2013, 1,720,529 shares have been reserved for issuance upon the exercise of options 518,715 option grants are outstanding, and 1,102,073 option grants have been exercised, forfeited or expired, leaving 99,741 shares available for grant.

The fair values of the options granted during the three and nine months ended September 30, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Number of options granted	-	-	25,000	2,500
Weighted average exercise price	$-	$-	$6.02	$5.95
Weighted average fair value of options	$-	$-	$2.91	$2.79
Expected life in years (1)	-	-	5.11	4.72
Expected volatility (2)	-%	-%	52.81%	56.33%
Risk-free interest rate (3)	-%	-%	0.77%	0.72%
Dividend yield (4)	-%	-%	-%	-%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Number of options exercised	11,667	107,367	11,667	111,208
Total intrinsic value of options exercised	$15,367	$109,896	$15,367	$115,951
Cash received from options exercised	-	139,943	-	156,988
Tax deduction realized from options exercised	-	40,401	-	40,913

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	119,750	5.6	$3.87	119,750	$3.87
4.01 - 8.00	236,675	6.9	6.45	140,177	6.59
8.01 - 12.00	117,639	0.5	9.23	117,639	9.23
12.01 - 16.00	44,651	3.3	12.62	44,651	12.62
Total	518,715	4.8	$7.02	422,217	$7.19

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2013 and 2012 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Compensation expense	$30,431	$38,167	$105,076	$113,631
Income tax benefit	12,154	11,935	41,967	40,333

As of September 30, 2013, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $182 thousand.  That cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2013:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2012	90,975	$6.10
Granted	14,000	6.02
Vested	(9,275)	5.97
Forfeited	(6,650)	6.16
Nonvested restricted stock at September 30, 2013	89,050	$6.10

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2013, 471,551 shares of restricted stock were reserved for issuance, of which 261,313 shares are available for grant.

Restricted stock awards granted during the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Number of shares granted	-	-	14,000	1,000
Average grant date fair value	$-	$-	$6.02	$5.95

Compensation expense related to restricted stock for the three and nine months ended September 30, 2013 and 2012 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Compensation expense	$50,628	$39,301	$145,014	$120,413

As of September 30, 2013, there was approximately $414 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

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

On May 9, 2013, the Company announced that it received approval of its application from the U.S. Department of Treasury to redeem half of the 20,649 shares of preferred stock issued in connection with the Company’s participation in the Treasury’s CPP.  On May 15, 2013, the Company paid $10.3 million to the Treasury to repurchase 10,324 shares of the preferred stock, including accrued and unpaid dividends for the shares.  On July 1, 2013, the Company announced that it received approval to redeem the remaining 10,325 shares of preferred stock.  On July 3, 2013, the Company paid $10.4 million to the Treasury to repurchase the remaining shares of the preferred stock, including accrued and unpaid dividends for the shares.  On August 28, 2013, the Company completed the $2.7 million repurchase of the warrant to purchase  764,788 shares of the Company’s common stock issued to the U.S. Department of the Treasury as part of the Company’s participation in the Treasury’s CPP.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income	$1,302	$1,196	$3,848	$3,077
Less: Preferred stock dividends and discount accretion	119	397	988	1,195
Income available to common shareholders	$1,183	$799	$2,860	$1,882
Weighted average common shares outstanding - Basic	7,545	7,473	7,542	7,465
Plus: Potential dilutive common stock equivalents	277	309	325	321
Weighted average common shares outstanding - Diluted	7,822	7,782	7,867	7,786
Net income per common share - Basic	$0.16	$0.11	$0.38	$0.25
Net income per common share - Diluted	0.15	0.10	0.36	0.24
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	282	499	383	505

The "potential dilutive common stock equivalents" shown in the table above includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were repurchased on August 28, 2013 for a price of $2.7 million utilizing the Treasury Stock Method for the period outstanding.

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

For the quarter ended September 30, 2013, the Company reported income tax expense of $684 thousand for an effective tax rate of 34.4 percent, compared to an income tax expense of $606 thousand and effective tax rate of 33.6 percent for the prior year’s quarter.  For the nine months ended September 30, 2013, the Company reported income tax expense of $2.0 million for an effective tax rate of 33.8 percent, compared to an income tax expense of $1.6 million and effective tax rate of 34.0 percent for the nine months ended September 30, 2012.

The Company did not recognize or accrue any interest or penalties related to income taxes during the nine months ended September 30, 2013 or 2012.  The Company did not have an accrual for uncertain tax positions as of September 30, 2013 or December 31, 2012, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2009 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income for the three months ended September 30, 2013 and 2012:

	For the three months ended September 30,
	2013			2012
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$227			$929
Unrealized holding gains (losses) on securities arising during period	$(1,031)	$(413)	(618)	$477	$191	286
Less: Reclassification adjustment for gains on securities included in net income	33	11	22	-	-	-
Net unrealized gains (losses) on securities arising during the period	(1,064)	(424)	(640)	477	191	286
Balance, end of period			$(413)			$1,215

The following table shows the changes in other comprehensive income for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
	2013			2012
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$1,333			$1,121
Unrealized holding gains (losses) on securities arising during period	$(2,530)	$(1,028)	(1,502)	$665	$234	431
Less: Reclassification adjustment for gains included in net income	367	123	244	507	170	337
Net unrealized gains (losses) on securities arising during the period	(2,897)	(1,151)	(1,746)	158	64	94
Balance, end of period			$(413)			$1,215

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

As of September 30, 2013, the fair value of the Company's AFS securities portfolio was $80.9 million.  Approximately 54 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $43.7 million at September 30, 2013.  Approximately $42.4 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities, excluding commercial mortgage-backed securities, were classified as Level 2 assets at September 30, 2013.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

For Commercial Mortgage-Backed Securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information (Level 3 inputs).  In these instances, management evaluates the appropriateness and quality of the assumptions and the resulting prices.  In addition, management reviews the volume and level of activity for all AFS securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs.  In determining fair value, the Company utilizes unobservable inputs which reflect its own assumptions about the inputs that market participants would use in pricing each security.  In developing its assertion of market participant assumptions, the Company utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for AFS securities under Level 3, management prepared present value cash flow models for certain private label commercial mortgage-backed securities. Private label commercial mortgage-backed securities owned by the Bank are A1 and A2 tranche sequential structures and are currently paying principal.  The cash flows for the commercial mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of commercial mortgage-backed securities at September 30, 2013:

September 30, 2013
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

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2013, as compared to the periods ended December 31, 2012 and September 30, 2012.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,379	$-	$6,379
State and political subdivisions	-	16,614	-	16,614
Residential mortgage-backed securities	-	43,669	-	43,669
Commercial mortgage-backed securities	-	-	1,308	1,308
Corporate and other securities	-	12,956	-	12,956
Total securities available for sale	$-	$79,618	$1,308	$80,926

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$2,568	$-	$2,568
State and political subdivisions	-	15,303	-	15,303
Residential mortgage-backed securities	-	45,545	-	45,545
Commercial mortgage-backed securities	-	-	4,463	4,463
Corporate and other securities	-	21,659	-	21,659
Total securities available for sale	$-	$85,075	$4,463	$89,538

The following table summarizes changes in Level 3 assets during the three and nine months ended September 30, 2013 and 2012, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Commercial mortgage-backed securities:
Balance, beginning of period	$1,594	$-	$4,463	$-
Payoffs	(75)	-	(815)	-
Principal paydowns	(219)	-	(2,301)	-
Total net losses included in:
Other comprehensive income	8	-	(39)	-
Balance, end of period	$1,308	$-	$1,308	$-

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at September 30, 2013 or 2012.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2013, the valuation allowance for impaired loans was $1.4 million, a decrease of $554 thousand from $2.0 million at December 31, 2012.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2013 and September 30, 2012 and the fair value gains (losses) recognized during the three and nine months ended September 30, 2013 and 2012:

	Fair value at September 30, 2013				Gains (losses) from fair value changes for the	Gains (losses) from fair value changes for the
(In thousands)	Level 1	Level 2	Level 3	Total	three months ended September 30, 2013	nine months ended September 30, 2013
Financial assets:
OREO	$-	$-	$1,000	$1,000	$(390)	$(459)
Impaired collateral-dependent loans	-	-	8,782	8,782	286	554

	Fair value at September 30, 2012				Gains (losses) from fair value changes for the	Gains (losses) from fair value changes for the
(In thousands)	Level 1	Level 2	Level 3	Total	three months ended September 30, 2012	nine months ended September 30, 2012
Financial assets:
OREO	$-	$-	$281	$281	$(362)	$(1,502)
Impaired collateral-dependent loans	-	-	12,162	12,162	1,320	2,067

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2013 and December 31, 2012 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2013, the Bank had standby letters of credit outstanding of $1.6 million, consistent with December 31, 2012.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of September 30, 2013 and December 31, 2012:

		September 30, 2013		December 31, 2012
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$74,726	$74,726	$94,192	$94,192
Securities held to maturity (1)	Level 2	25,980	25,261	21,515	22,741
SBA loans held for sale	Level 2	5,893	6,376	6,937	7,582
Loans, net of allowance for loan losses (2)	Level 2	641,174	631,628	565,341	564,528
Federal Home Loan Bank stock	Level 2	3,952	3,952	3,989	3,989
SBA servicing assets	Level 3	383	383	396	396
Accrued interest receivable	Level 2	3,131	3,131	3,298	3,298
Financial liabilities:
Deposits	Level 2	727,112	727,374	648,760	650,668
Borrowed funds and subordinated debentures	Level 2	90,465	98,490	90,465	100,257
Accrued interest payable	Level 2	430	430	434	434

(1)

Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $6.8 million and $2.7 million at September 30, 2013 and December 31, 2012, respectively, and market values of $6.5 million and $3.2 million at September 30, 2013 and December 31, 2012, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $8.8 million and $8.2 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$6,748	$28	$(397)	$6,379	$2,482	$86	$-	$2,568
State and political subdivisions	17,027	171	(584)	16,614	14,690	613	-	15,303
Residential mortgage-backed securities	43,269	817	(417)	43,669	43,984	1,684	(123)	45,545
Commercial mortgage-backed securities	1,307	4	(3)	1,308	4,423	42	(2)	4,463
Corporate and other securities	13,255	66	(365)	12,956	21,741	490	(572)	21,659
Total securities available for sale	$81,606	$1,086	$(1,766)	$80,926	$87,320	$2,915	$(697)	$89,538
Held to maturity:
U.S. Government sponsored entities	$5,928	$-	$(462)	$5,466	$5,050	$38	$-	$5,088
State and political subdivisions	2,443	114	(20)	2,537	2,746	288	-	3,034
Residential mortgage-backed securities	9,848	171	(150)	9,869	11,048	374	(13)	11,409
Commercial mortgage-backed securities	6,781	99	(391)	6,489	2,671	539	-	3,210
Corporate and other securities	980	-	(80)	900	-	-	-	-
Total securities held to maturity	$25,980	$384	$(1,103)	$25,261	$21,515	$1,239	$(13)	$22,741

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2013 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$35	3.96%	$1,015	1.00%	$942	2.06%	$4,387	2.19%	$6,379	1.99%
State and political subdivisions	-	-	823	2.56	11,442	2.69	4,349	2.80	16,614	2.71
Residential mortgage-backed securities	5	2.59	557	4.47	714	3.27	42,393	2.67	43,669	2.70
Commercial mortgage-backed securities	-	-	-	-	-	-	1,308	2.45	1,308	2.45
Corporate and other securities	-	-	402	1.28	5,709	1.85	6,845	2.49	12,956	2.17
Total securities available for sale	$40	3.78%	$2,797	2.19%	$18,807	2.43%	$59,282	2.62%	$80,926	2.56%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$5,928	1.97%	$5,928	1.97%
State and political subdivisions	326	0.75	-	-	-	-	2,117	4.70	2,443	4.17
Residential mortgage-backed securities	5	2.88	786	4.74	370	4.93	8,687	2.83	9,848	3.06
Commercial mortgage-backed securities	-	-	-	-	-	-	6,781	3.80	6,781	3.80
Corporate and other securities	-	-	-	-	980	2.95	-	-	980	2.95
Total securities held to maturity	$331	0.78%	$786	4.74%	$1,350	3.49%	$23,513	3.06%	$25,980	3.10%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	6	$5,555	$(397)	$-	$-	$5,555	$(397)
State and political subdivisions	21	10,209	(584)	-	-	10,209	(584)
Residential mortgage-backed securities	14	15,091	(331)	1,533	(86)	16,624	(417)
Commercial mortgage-backed securities	2	531	(3)	-	-	531	(3)
Corporate and other securities	8	2,432	(70)	2,686	(295)	5,118	(365)
Total temporarily impaired securities	51	$33,818	$(1,385)	$4,219	$(381)	$38,037	$(1,766)
Held to maturity:
U.S. Government sponsored entities	3	$5,465	$(462)	$-	$-	$5,465	$(462)
State and political subdivisions	1	659	(20)	-	-	659	(20)
Residential mortgage-backed securities	6	4,730	(145)	$128	(5)	$4,858	(150)
Commercial mortgage-backed securities	2	3,738	(391)	-	-	3,738	(391)
Corporate and other securities	1	901	(80)	-	-	901	(80)
Total temporarily impaired securities	13	$15,493	$(1,098)	$128	$(5)	$15,621	$(1,103)

	December 31, 2012
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
Residential mortgage-backed securities	5	$3,272	$(43)	$1,951	$(80)	$5,223	$(123)
Commercial mortgage-backed securities	4	2,351	(2)	-	-	2,351	(2)
Corporate and other securities	6	2,486	(26)	2,994	(546)	5,480	(572)
Total temporarily impaired securities	15	$8,109	$(71)	$4,945	$(626)	$13,054	$(697)
Held to maturity:
Residential mortgage-backed securities	3	$838	$(2)	$279	$(11)	$1,117	$(13)
Total temporarily impaired securities	3	$838	$(2)	$279	$(11)	$1,117	$(13)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2013.  There was no impairment on these securities at December 31, 2012.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or faster prepayment speeds.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2013 or December 31, 2012.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2013 or December 31, 2012.  The unrealized losses on asset-backed securities were caused by increases in interest rate spreads.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2013 or December 31, 2012.  The unrealized losses on trust preferred securities were caused by an inactive trading market and changes in market credit spreads.  At September 30, 2013 and December 31, 2012, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of September 30, 2013 or December 31, 2012.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and nine months ended September 30, 2013  and 2012 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Available for sale:
Realized gains	$34	$-	$371	$511
Realized losses	-	-	(4)	(4)
Total securities available for sale	34	-	367	507
Held to maturity:
Realized gains	-	7	-	7
Realized losses	-	-	-	-
Total securities held to maturity	-	7	-	7
Net gains on sales of securities	$34	$7	$367	$514

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three and nine months ended September 30, 2013, there were gross realized gains of $34 thousand and $371 thousand, respectively.  There were no realized losses during the third quarter of 2013 and gross realized losses of $4 thousand for the year-to-date period.  The net realized gains during 2013 were a result of the following:

·

The Company sold approximately  $11.8 million in book value of available for sale asset-backed securities, mortgage-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $371 thousand, partially offset by

·	Losses of $4 thousand on the partial call of $64 thousand in book value of one available for sale municipal security.

For the three and nine months ended September 30, 2012, there were gross realized gains of  $7 thousand and $518 thousand, respectively.  There were no realized losses during the third quarter of 2012 and gross realized losses of $4 thousand in the year-to-date period.  The net realized gains during 2012 were a result of the following:

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

Pledged Securities

Securities with a carrying value of $72.2 million and $78.4 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $20.0 million and $25.1 million pledged against Government deposits at September 30, 2013 and December 31, 2012, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013	December 31, 2012
SBA loans held to maturity	$50,445	$58,593
SBA 504 loans	37,041	41,438
Commercial loans
Commercial other	32,580	24,043
Commercial real estate	308,761	264,439
Commercial real estate construction	7,284	13,082
Residential mortgage loans
Residential mortgages	166,830	125,232
Purchased residential mortgages	6,299	6,862
Consumer loans
Home equity	44,128	45,152
Consumer other	1,356	1,258
Total loans held for investment	$654,724	$580,099
SBA loans held for sale	5,893	6,937
Total loans	$660,617	$587,036

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2013:

	September 30, 2013
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held to maturity	$42,087	$1,928	$6,430	$50,445
SBA 504 loans	27,428	7,080	2,533	37,041
Commercial loans
Commercial other	29,735	1,667	1,178	32,580
Commercial real estate	277,691	22,988	8,082	308,761
Commercial real estate construction	7,107	-	177	7,284
Total commercial loans	314,533	24,655	9,437	348,625
Total SBA, SBA 504 and commercial loans	$384,048	$33,663	$18,400	$436,111

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans
Residential mortgages		$164,487	$2,343	$166,830
Purchased residential mortgages		4,570	1,729	6,299
Total residential mortgage loans		169,057	4,072	173,129
Consumer loans
Home equity		42,400	1,728	44,128
Consumer other		1,356	-	1,356
Total consumer loans		43,756	1,728	45,484
Total residential mortgage and consumer loans		$212,813	$5,800	$218,613

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held to maturity	$830	$96	$1	$3,058	$3,985	$46,460	$50,445
SBA 504 loans	-	-	-	2,298	2,298	34,743	37,041
Commercial loans
Commercial other	10	-	94	979	1,083	31,497	32,580
Commercial real estate	57	-	14	4,342	4,413	304,348	308,761
Commercial real estate construction	-	-	-	177	177	7,107	7,284
Residential mortgage loans
Residential mortgages	1,148	-	748	2,343	4,239	162,591	166,830
Purchased residential mortgages	537	68	4	1,729	2,338	3,961	6,299
Consumer loans
Home equity	432	198	-	1,728	2,358	41,770	44,128
Consumer other	5	-	-	-	5	1,351	1,356
Total loans held for investment	$3,019	$362	$861	$16,654	$20,896	$633,828	$654,724
SBA loans held for sale	-	-	-	-	-	5,893	5,893
Total loans	$3,019	$362	$861	$16,654	$20,896	$639,721	$660,617

(1)

At September 30, 2013, nonaccrual loans included $1.8 million of troubled debt restructurings ("TDRs") and $592 thousand of loans guaranteed by the SBA.  The remaining $7.7 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2013:

	September 30, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held to maturity (1)	$1,657	$768	$-
SBA 504 loans	2,265	2,265	-
Commercial loans
Commercial other	966	966	-
Commercial real estate	3,886	3,739	-
Total commercial loans	4,852	4,705	-
Total impaired loans with no related allowance	8,774	7,738	-

With an allowance:
SBA loans held to maturity (1)	2,446	2,169	876
SBA 504 loans	2,574	1,874	31
Commercial loans
Commercial other	26	13	13
Commercial real estate	6,246	5,996	490
Commercial real estate construction	202	177	37
Total commercial loans	6,474	6,186	540
Total impaired loans with a related allowance	11,494	10,229	1,447

Total individually evaluated impaired loans:
SBA loans held to maturity (1)	4,103	2,937	876
SBA 504 loans	4,839	4,139	31
Commercial loans
Commercial other	992	979	13
Commercial real estate	10,132	9,735	490
Commercial real estate construction	202	177	37
Total commercial loans	11,326	10,891	540
Total individually evaluated impaired loans	$20,268	$17,967	$1,447

(1)	Balances are reduced by amount guaranteed by the SBA of $592 thousand at September 30, 2013.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2013 and 2012.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing troubled debt restructurings and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2013		2012
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held to maturity (1)	$3,223	$40	$3,405	$48
SBA 504 loans	4,069	28	5,828	69
Commercial loans
Commercial other	1,679	16	3,567	13
Commercial real estate	8,115	83	18,879	157
Commercial real estate construction	177	-	-	-
Residential mortgage loans
Residential mortgages	2,690	-	2,104	-
Purchased residential mortgages	1,740	-	3,168	-
Consumer loans
Home equity	1,212	-	290	-
Consumer other	-	-	10	-
Total	$22,905	$167	$37,251	$287

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $605 thousand and $534 thousand for the three months ended September 30, 2013 and 2012, respectively.

	For the nine months ended September 30,
	2013		2012
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held to maturity (1)	$3,395	$153	$4,436	$164
SBA 504 loans	5,642	142	6,244	209
Commercial loans
Commercial other	1,923	100	3,560	40
Commercial real estate	9,853	252	19,031	454
Commercial real estate construction	169	-	178	-
Residential mortgage loans
Residential mortgages	2,717	-	1,904	-
Residential construction	-	-	1,205	-
Purchased residential mortgages	1,875	-	2,512	-
Consumer loans
Home equity	724	16	301	-
Consumer other	1	-	10	-
Total	$26,299	$663	$39,381	$867

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $1.1 million and $567 thousand for the nine months ended September 30, 2013 and 2012, respectively.

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

TDRs of $9.5 million and $14.7 million are included in the impaired loan numbers listed above as of September 30, 2013 and December 31, 2012, respectively.  Specific reserves for these TDRs were $379 thousand and $659 thousand as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, $1.8 million of TDRs were in nonaccrual status, compared to $1.1 million at December 31, 2012.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.  There are no commitments to lend additional funds on these loans.

There were no loans modified during the three months ended September 30, 2013 or 2012 that were deemed to be TDRs.  In addition, there were no loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended September 30, 2013 or 2012.  In this case, subsequent default is defined as 90 days past due or transferred to nonaccrual status.

The following table details loans modified during the nine months ended September 30, 2013 and 2012, including the number of modifications, the recorded investment at the time of the modification and the year-to-date impact to interest income as a result of the modification.

	For the nine months ended September 30,
	2013			2012
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial real estate	1	$2,684	$33	3	$1,856	$11
Total	1	$2,684	$33	3	$1,856	$11

The following table presents loans modified as TDRs within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the nine months ended September 30, 2013 or 2012.

	For the nine months ended September 30,
	2013		2012
(In thousands, except number of contracts)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial real estate	-	$-	1	$909
Total	-	$-	1	$909

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following tables show the types of modifications done during the nine months ended September 30, 2013 and 2012, with the respective loan balances as of those period ends:

	For the nine months ended September 30, 2013
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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309
Charge-offs	(211)	(590)	(253)	(125)	(229)	-	(1,408)
Recoveries	12	-	24	13	-	-	49
Net charge-offs	(199)	(590)	(229)	(112)	(229)	-	(1,359)
Provision for loan losses charged to expense	(152)	209	418	181	255	(311)	600
Balance, end of period	$2,784	$1,107	$6,995	$2,023	$515	$126	$13,550

	For the three months ended September 30, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,201	$1,331	$8,756	$1,836	$522	$638	$16,284
Charge-offs	(254)	(481)	(1,428)	(65)	(31)	-	(2,259)
Recoveries	195	15	58	-	1	-	269
Net charge-offs	(59)	(466)	(1,370)	(65)	(30)	-	(1,990)
Provision for loan losses charged to expense	(37)	342	527	66	14	88	1,000
Balance, end of period	$3,105	$1,207	$7,913	$1,837	$506	$726	$15,294

The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Charge-offs	(948)	(990)	(828)	(250)	(288)	-	(3,304)
Recoveries	157	179	190	17	3	-	546
Net charge-offs	(791)	(811)	(638)	(233)	(285)	-	(2,758)
Provision for loan losses charged to expense	197	606	542	487	276	(558)	1,550
Balance, end of period	$2,784	$1,107	$6,995	$2,023	$515	$126	$13,550

	For the nine months ended September 30, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$4,088	$1,423	$8,129	$1,703	$536	$469	$16,348
Charge-offs	(1,081)	(808)	(2,314)	(672)	(56)	-	(4,931)
Recoveries	496	58	122	-	1	-	677
Net charge-offs	(585)	(750)	(2,192)	(672)	(55)	-	(4,254)
Provision for loan losses charged to expense	(398)	534	1,976	806	25	257	3,200
Balance, end of period	$3,105	$1,207	$7,913	$1,837	$506	$726	$15,294

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$876	$31	$540	$-	$-	$-	$1,447
Collectively evaluated for impairment	1,908	1,076	6,455	2,023	515	126	12,103
Total	$2,784	$1,107	$6,995	$2,023	$515	$126	$13,550
Loan ending balances:
Individually evaluated for impairment	$2,937	$4,139	$10,891	$-	$-	$-	$17,967
Collectively evaluated for impairment	47,508	32,902	337,734	173,129	45,484	-	636,757
Total	$50,445	$37,041	$348,625	$173,129	$45,484	$-	$654,724

	December 31, 2012
(In thousands)	SBA held to maturity	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,159	$217	$625	$-	$-	$-	$2,001
Collectively evaluated for impairment	2,219	1,095	6,466	1,769	524	684	12,757
Total	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Loan ending balances:
Individually evaluated for impairment	$3,712	$6,852	$12,802	$-	$-	$-	$23,366
Collectively evaluated for impairment	54,881	34,586	288,762	132,094	46,410	-	556,733
Total	$58,593	$41,438	$301,564	$132,094	$46,410	$-	$580,099

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2013, a $120 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an $87 thousand commitment reserve at December 31, 2012.

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

ITEM 2Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Earnings Summary

Net income available to common shareholders totaled $1.2 million, or $0.15 per diluted share for the quarter ended September 30, 2013, a 48.1 percent increase compared to $799 thousand, or $0.10 per diluted share for the same period a year ago.  For the nine months ended September 30, 2013, net income available to common shareholders totaled $2.9 million or $0.36 per diluted share, compared to $1.9 million or $0.24 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.62% and 8.25%, respectively, compared to 0.60% and 5.74% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include expansion of our in-market loan and deposit relationships, improving credit quality,  controlling noninterest expenses, and further reduction in our cost of funds.

Third quarter highlights include:

×	Redeemed the remaining $10.3 million of preferred stock issued in connection with Unity’s participation in the Treasury’s Capital Purchase Program (“CPP”) on July 3, 2013.
×	Repurchased the warrants issued in connection with the CPP for $2.7 million.
×	Realized record growth in commercial loans with a 15.6 percent increase since year-end 2012.
×	Closed $37.5 million in residential mortgage loans for the third quarter and $122.9 million year-to-date.
×	Expanded the Small Business Administration (“SBA”) lending division with the addition of two new loan officers.
×	Continued to reduce noninterest expense compared to the prior year and prior quarter periods.
×	Although nonperforming loans increased, we reduced the number of delinquent loan accounts compared to the prior quarter and year-end periods.
×	Rang the closing bell at NASDAQ on August 22, 2013 commemorating Unity Bancorp’s 15th anniversary of listing on the exchange.

The Company's quarterly and nine month performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income per common share - Basic (1)	$0.16	$0.11	$0.38	$0.25
Net income per common share - Diluted (1)	$0.15	$0.10	$0.36	0.24
Return on average assets	0.62%	0.60%	0.63%	0.51%
Return on average equity (2)	8.25%	5.74%	6.67%	4.61%
Efficiency ratio	69.93%	68.22%	72.17%	71.20%

(1)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).

Net Interest Income

The primary source of the Company’s operating income is net interest income,  which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold.  Interest-bearing liabilities include interest-bearing demand, savings and time deposits, Federal Home Loan Bank advances and other borrowings.  Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities.  The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

During the quarter ended September 30, 2013, tax-equivalent net interest income amounted to $6.9 million, a decrease of $156 thousand or 2.2 percent when compared to the same period in 2012.  Net interest margin decreased 19 basis points to 3.53 percent for the quarter ended September 30, 2013, compared to 3.72 percent for the same period in 2012.  The net interest spread was 3.37 percent for the third quarter of 2013, a 14 basis point decrease compared to the same period in 2012.

During the three months ended September 30, 2013, tax-equivalent interest income was $8.5 million, a decrease of  $397 thousand or 4.4 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets, partially offset by a shift in the mix of earning assets as average loans increased:

×

Of the $397 thousand decrease in interest income on a tax-equivalent basis, $898 thousand was attributed to reduced yields on average interest-earning assets, partially offset by a $501 thousand increase in interest income due to the increased volume of average loans.

×

The yield on interest-earning assets decreased 34 basis points to 4.36 percent for the three months ended September 30, 2013 when compared to the same period in 2012, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to the continued low market rates.

×

The average volume of interest-earning assets increased $22.0 million to $778.7 million for the third quarter of 2013 compared to $756.7 million for the same period in 2012.   This was due primarily to a $41.8 million increase in average loans, partially off by a $14.3 million decrease in Federal funds sold and interest-bearing deposits and a $5.5 million decrease in average investment securities.

Total interest expense was $1.6 million for the three months ended September 30, 2013, a decrease of $241 thousand or 13.1 percent compared to the same period in 2012.  This decrease was driven by the continued lower overall interest rate environment, but partially offset by an increase in the average volume of interest-bearing liabilities:

×

Of the $241 thousand decrease in interest expense, $339 thousand was due to a decrease in the rates paid on interest-bearing liabilities, partially offset by a $98 thousand increase due to an increase in the volume of average interest-bearing liabilities.

×

The average cost of interest-bearing liabilities decreased 20 basis points to 0.99 percent, primarily due to the re-pricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 21 basis points to 0.57 percent for the third quarter of 2013 and the cost of borrowed funds and subordinated debentures decreased 7 basis points to 3.49 percent.

×

Interest-bearing liabilities averaged $635.1 million for the third quarter of 2013, an increase of $23.2 million or 3.8 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average time deposits and interest-bearing demand deposits, partially offset by a decrease in average savings deposits.

During the nine months ended September 30, 2013, tax-equivalent net interest income amounted to $20.5 million, a decrease of $335 thousand or 1.6 percent when compared to the same period in 2012.  Net interest margin decreased 8 basis points to 3.57 percent for the nine months ended September 30, 2013, compared to 3.65 percent for the same period in 2012.  The net interest spread was 3.37 percent for the nine months ended September 30, 2013, a 4 basis point decrease compared to the same period in 2012.

During the nine months ended September 30, 2013, tax-equivalent interest income was $25.4 million, a decrease of  $1.5 million or 5.6 percent when compared to the same period in the prior year.  This decrease was driven by the lower average yield on earning assets, partially offset by a shift in the mix of earning assets as average loans increased:

×

Of the $1.5 million decrease in interest income on a tax-equivalent basis, $2.2 million was attributed to reduced yields on average interest-earning assets, partially offset by a $649 thousand increase in interest income due to the increased volume of average loans.

×

The yield on interest-earning assets decreased 30 basis points to 4.40 percent for the nine months ended September 30, 2013 when compared to the same period in 2012, due to continued re-pricing in a lower overall interest rate environment.  Yields on most earning assets, particularly those with variable rates, fell due to the continued low market rates.

×

The average volume of interest-earning assets increased $6.7 million to $769.7 million for the nine months ended September 30, 2013, compared to $763.0 million for the same period in 2012.   This was due primarily to an $18.4 million increase in average loans, partially offset by a $7.4 million decrease in Federal funds sold and interest-bearing deposits and a $4.3 million decrease in average investment securities.

Total interest expense was $4.8 million for the nine months ended September 30, 2013, a decrease of $1.2 million or 19.7 percent compared to the same period in 2012.  This decrease was driven by the continued lower overall interest rate environment, the shift in deposit mix away from higher priced products and a decrease in the average volume of interest-bearing liabilities:

×

Of the $1.2 million decrease in interest expense, $1.1 million was due to a decrease in the rates paid on interest-bearing liabilities and $88 thousand was attributed to the decrease in the volume of average interest-bearing liabilities.

×

The average cost of interest-bearing liabilities decreased 26 basis points to 1.03 percent, primarily due to the re-pricing of deposits in a lower interest rate environment.  The cost of interest-bearing deposits decreased 28 basis points to 0.61 percent for the nine months ended September 30, 2013, and the cost of borrowed funds and subordinated debentures decreased 11 basis points to 3.50 percent.

×

The lower cost of funding was also attributed to a shift in the mix of deposits from higher cost time deposits to lower cost products as part of management’s strategy to restructure the deposit portfolio.

×

Interest-bearing liabilities averaged $621.7 million for the nine months ended September 30, 2013, an increase of $1.1 million or 0.2 percent, compared to the same period in the prior year.  The increase in interest-bearing liabilities was a result of an increase in average interest-bearing demand deposits and savings deposits, partially offset by a decrease in average time deposits.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$25,841	$9	0.14%	$40,183	$13	0.13%
Federal Home Loan Bank stock	4,022	40	3.95	3,989	50	4.99
Securities:
Taxable	87,694	591	2.70	97,389	694	2.85
Tax-exempt	18,474	162	3.51	14,271	161	4.51
Total securities (A)	106,168	753	2.84	111,660	855	3.06
Loans:
SBA loans	59,755	586	3.92	66,484	881	5.30
SBA 504 loans	37,971	411	4.29	44,583	647	5.77
Commercial loans	335,404	4,387	5.19	307,090	4,313	5.59
Residential mortgage loans	163,805	1,861	4.54	136,568	1,631	4.78
Consumer loans	45,709	480	4.17	46,116	534	4.61
Total loans (B)	642,644	7,725	4.78	600,841	8,006	5.31
Total interest-earning assets	$778,675	$8,527	4.36%	$756,673	$8,924	4.70%

Noninterest-earning assets:
Cash and due from banks	24,367			16,211
Allowance for loan losses	(14,310)			(16,508)
Other assets	44,184			40,138
Total noninterest-earning assets	54,241			39,841
Total assets	$832,916			$796,514

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$115,085	$90	0.31%	$103,029	$108	0.42%
Savings deposits	277,501	183	0.26	287,054	293	0.41
Time deposits	150,533	510	1.34	131,356	619	1.87
Total interest-bearing deposits	543,119	783	0.57	521,439	1,020	0.78
Borrowed funds and subordinated debentures	92,025	820	3.49	90,465	824	3.56
Total interest-bearing liabilities	$635,144	$1,603	0.99%	$611,904	$1,844	1.19%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	137,711			105,876
Other liabilities	2,918			3,469
Total noninterest-bearing liabilities	140,629			109,345
Total shareholders' equity	57,143			75,265
Total liabilities and shareholders' equity	$832,916			$796,514

Net interest spread		$6,924	3.37%		$7,080	3.51%
Tax-equivalent basis adjustment		(53)			(53)
Net interest income		$6,871			$7,027
Net interest margin			3.53%			3.72%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$37,760	$31	0.11%	$45,206	$56	0.17%
Federal Home Loan Bank stock	4,006	118	3.94	4,023	144	4.78
Securities:
Taxable	94,431	1,858	2.62	101,955	2,177	2.85
Tax-exempt	19,130	525	3.66	15,886	550	4.62
Total securities (A)	113,561	2,383	2.80	117,841	2,727	3.08
Loans:
SBA loans	62,695	2,141	4.55	69,162	2,652	5.11
SBA 504 loans	39,493	1,503	5.09	47,687	2,098	5.88
Commercial loans	318,554	12,638	5.30	298,279	12,707	5.69
Residential mortgage loans	147,944	5,060	4.56	134,353	4,869	4.83
Consumer loans	45,703	1,485	4.34	46,459	1,624	4.67
Total loans (B)	614,389	22,827	4.96	595,940	23,950	5.36
Total interest-earning assets	$769,716	$25,359	4.40%	$763,010	$26,877	4.70%

Noninterest-earning assets:
Cash and due from banks	22,340			16,088
Allowance for loan losses	(14,682)			(16,758)
Other assets	41,198			40,068
Total noninterest-earning assets	48,856			39,398
Total assets	$818,572			$802,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$116,709	$281	0.32%	$107,437	$368	0.46%
Savings deposits	280,973	524	0.25	280,459	933	0.44
Time deposits	132,607	1,593	1.61	142,263	2,222	2.09
Total interest-bearing deposits	530,289	2,398	0.61	530,159	3,523	0.89
Borrowed funds and subordinated debentures	91,387	2,428	3.50	90,465	2,486	3.61
Total interest-bearing liabilities	$621,676	$4,826	1.03%	$620,624	$6,009	1.29%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	124,539			104,145
Other liabilities	3,237			3,386
Total noninterest-bearing liabilities	127,776			107,531
Total shareholders' equity	69,120			74,253
Total liabilities and shareholders' equity	$818,572			$802,408

Net interest spread		$20,533	3.37%		$20,868	3.41%
Tax-equivalent basis adjustment		(171)			(179)
Net interest income		$20,362			$20,689
Net interest margin			3.57%			3.65%

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

	For the three months ended September 30, 2013 versus September 30, 2012			For the nine months ended September 30, 2013 versus September 30, 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(5)	$1	$(4)	$(8)	$(17)	$(25)
Federal Home Loan Bank stock	-	(10)	(10)	(1)	(25)	(26)
Securities	(26)	(76)	(102)	(51)	(293)	(344)
Loans	532	(813)	(281)	709	(1,832)	(1,123)
Total interest income	$501	$(898)	$(397)	$649	$(2,167)	$(1,518)
Interest expense:
Demand deposits	$12	$(30)	$(18)	$30	$(117)	$(87)
Savings deposits	(9)	(101)	(110)	2	(411)	(409)
Time deposits	82	(191)	(109)	(143)	(486)	(629)
Total interest-bearing deposits	85	(322)	(237)	(111)	(1,014)	(1,125)
Borrowed funds and subordinated debentures	13	(17)	(4)	23	(81)	(58)
Total interest expense	98	(339)	(241)	(88)	(1,095)	(1,183)
Net interest income - fully tax-equivalent	$403	$(559)	$(156)	$737	$(1,072)	$(335)
Decrease in tax-equivalent adjustment			-			8
Net interest income			$(156)			$(327)

Provision for Loan Losses

The provision for loan losses totaled $600 thousand for the three months ended September 30, 2013, compared to $1.0 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, the provision for loan losses totaled $1.6 million, compared to $3.2 million for the same period in 2012.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  The reduced provision reflects a lower level of net charge-offs for the quarter and year-to-date periods, as well as a lower level of nonperforming assets.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Branch fee income	$398	$383	$1,093	$1,131
Service and loan fee income	351	366	975	954
Gain on sale of SBA loans held for sale, net	280	46	607	427
Gain on sale of mortgage loans, net	314	662	1,339	1,526
BOLI income	100	74	246	220
Net security gains	34	7	367	514
Other income	173	236	505	558
Total noninterest income	$1,650	$1,774	$5,132	$5,330

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended September 30, 2013, noninterest income amounted to $1.7 million, a decrease of $124 thousand from the prior year period.  Noninterest income was $5.1 million for the nine months ended September 30, 2013, a decrease of $198 thousand when compared to the same period in 2012.

Changes in our noninterest income for the three and nine months ended September 30, 2013 versus 2012 reflect:

·

For the three and nine months ended September 30, 2013, branch fee income, which consists of deposit service charges and overdraft fees, increased $15 thousand and decreased $38 thousand, respectively, when compared to the same periods in 2012.  The quarter-to-quarter increase was due to higher service charges.    The year-to-date decrease was due to decreased fees on overdrawn accounts.

·

For the three and nine months ended September 30, 2013, service and loan fee income decreased $15 thousand and increased $21 thousand, respectively, when compared to the same periods in the prior year. The quarter-to-quarter decrease was primarily due to lower late charges on loans.  The year-to-date increases were primarily due to increased loan processing fee income, mortgage application fees, and payoff charges.

·

Net gains on SBA loan sales amounted to $280 thousand on $3.1 million in sales and $607 thousand on $6.3 million in sales for the three and nine month periods ending September 30, 2013, respectively, compared to net gains of $46 thousand on $442 thousand in sales and $427 thousand on $4.7 million in sales during the same periods in 2012.  These increases are due to a higher volume of SBA loans sold.

·

For the three and nine months ended September 30, 2013, gains on sales of residential mortgage loans decreased $348 thousand and $187 thousand when compared to the same periods in the prior year.  The decreased in gains are due to a significantly lower volume of loan sales, as we held a larger number of these loans in our portfolio.  Net gains on mortgage loan sales amounted to $314 thousand on $14.1 million in sales and $1.3 million on $62.6 million in sales for the three and nine months ended September 30, 2013 respectively, compared to net gains of $662 thousand on $30.1 million in sales and $1.5 million on $71.6 million in sales during the same periods in 2012.

·	The increase in the cash surrender value of BOLI was $100 thousand and $246 thousand for the three and nine months ended September 30, 2013, respectively.
·

Net realized gains on the sale of securities amounted to $34 thousand for the three months ended September 30, 2013, compared to net gains of $7 thousand for the same period in the prior year.  For the nine months ended September 30, 2013 and 2012, net realized security gains amounted to $367 thousand and $514 thousand, respectively.  For additional information, see Note 7 - Securities.

·	For the three and nine months ended September 30, 2013, other income decreased $63 thousand and $53 thousand, respectively, when compared to the same periods in the prior year.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Compensation and benefits	$2,984	$3,191	$9,325	$9,505
Occupancy	598	690	1,918	2,038
Processing and communications	598	544	1,720	1,631
Furniture and equipment	374	368	1,110	1,085
Professional services	210	196	634	598
Loan collection costs	188	182	594	453
OREO expenses	174	36	364	398
Deposit insurance	165	162	493	502
Advertising	218	181	519	630
Other expenses	426	449	1,457	1,319
Total noninterest expense	$5,935	$5,999	$18,134	$18,159

Noninterest expense decreased $64 thousand and $25 thousand for the three and nine months ended September 30, 2013, when compared to the same periods in 2012.

Changes in noninterest expense for the three and nine months ended September 30, 2013 versus 2012 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, decreased $207 thousand and $180 thousand for the three and nine month periods ending September 30, 2013, respectively.  The decreases in each of these periods were the result of lower mortgage commissions as we held a larger portion of originated mortgages in our portfolio and reduced salary compensation from position vacancies.

·

Occupancy expense decreased $92 thousand and $120 thousand for the three and nine months ended September 30, 2013, respectively.  The decreases were the result of cost savings realized from the purchase of three of our previously leased locations in April 2013.

·

Processing and communications expenses increased $54 thousand and $89 thousand for the three and nine months ended September 30, 2013, respectively, primarily due to increased coin and currency, check card, armored car and electronic banking expenses.

·

Furniture and equipment expense increased $6 thousand and $25 thousand for the three and nine months ended September 30, 2013, respectively, primarily due to increased ATM and software maintenance and depreciation on furniture and equipment, partially offset by a decrease in depreciation on software.

·

Professional service fees increased $14 thousand and $36 thousand for the three and nine months ended September 30, 2013, respectively.  These increases were primarily due to increased audit, tax, and supervisory exam expense.

·	Loan collection costs increased $6 thousand and $141 thousand for the three and nine months ended September 30, 2013, due to higher insurance, appraisals, and other loan collection expenses.
·

OREO expenses increased $138 thousand and decreased $34 thousand for the three and nine months ended September 30, 2013, respectively.  The quarter-to-quarter increase was due to a property valuation adjustment, net loss on sales and property management expenses.  The year-to-date decrease was due to lower insurance and property tax expenses, partially offset by valuation adjustments on OREO properties.

·

Deposit insurance expense remained relatively flat when compared to the same periods in the prior year, with insurance premiums of $165 thousand and $493 thousand for the three and nine month periods ended September 30, 2013, respectively.

·

Advertising expense increased $37 thousand and decreased $111 thousand for the three and nine months ended September 30, 2013, respectively.  The quarter-to-quarter increase was due to increased marketing and printing expense.  On a year-to-date basis, expenses declined based on the timing of retail branch related promotions.

·

Other expenses decreased $23 thousand and increased $138 thousand for the three and nine months ended September 30, 2013, respectively.  The quarter-to-quarter decrease was due to lower retail losses and a lower provision for loan commitments, partially offset by increased recruiting and director fees.  The year-to-date increase was due to higher director and recruiting fees and an increase to the reserve for unfunded loan commitments.

Income Tax Expense

For the quarter ended September 30, 2013, the Company reported income tax expense of $684 thousand for an effective tax rate of 34.4 percent, compared to an income tax expense of $606 thousand and effective tax rate of 33.6 percent for the prior year’s quarter.  For the nine months ended September 30, 2013, the Company reported income tax expense of $2.0 million for an effective tax rate of 33.8 percent, compared to an income tax expense of $1.6 million and effective tax rate of 34.0 percent for the nine months ended September 30, 2012.

Financial Condition at September 30, 2013

Total assets increased $56.4 million or 6.9 percent, to $876.1 million at September 30, 2013, compared to $819.7 million at December 31, 2012. This increase was primarily due to increases of $73.6 million in loans, $3.6 million in premises and equipment, and $3.2 million in bank owned life insurance (“BOLI”), partially offset by a $19.5 million decrease in cash and cash equivalents and a $4.1 million decrease in securities.  Total deposits increased $78.4 million, due to increases of $49.2 million in noninterest-bearing demand deposits, $38.1 million in time deposits, and $4.7 million in interest-bearing demand deposits, partially offset a decrease of $13.6 million in savings deposits.  The increase in noninterest-bearing demand deposits includes $36.0 million of short-term funds that came into the Bank in September and are expected to leave after 90 days.  There were no changes to borrowed funds and subordinated debentures.  Total shareholders’ equity decreased $21.6 million over year-end 2012, primarily due to the repurchase of $20.1 million of preferred stock issued from the Treasury’s Capital Purchase Program, the repurchase the U.S. Treasury warrant for $2.7 million, and declines in the market value of securities, partially offset by net income from operations.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $80.9 million at September 30, 2013, a decrease of $8.6 million or 9.6 percent, compared to $89.5 million at December 31, 2012.  This net decrease was the result of:

·	$19.4 million in principal payments, maturities and called bonds,
·	$11.8 million in sales net of realized gains, which consisted of asset-backed securities, mortgage-backed securities, and corporate bonds,
·

$2.9 million of depreciation in the market value of the portfolio.  At September 30, 2013, the portfolio had net unrealized losses of $680 thousand compared to net unrealized gains of $2.2 million at December 31, 2012.  These net unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss), and

·	$420 thousand in net amortization of premiums, partially offset by
·	$25.9 million in purchases, consisting primarily of municipal and mortgage-backed securities.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 5.4 years at September 30, 2013 and 3.5 years at December 31, 2012.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $26.0 million at September 30, 2013, an increase of $4.5 million or 20.8 percent, from year-end 2012.  This net increase was the result of:

·	$8.6 million in purchases consisting of three mortgage-backed securities, one agency, one corporate bond and one municipal security, partially offset by
·	$4.0 million in principal payments and maturities, and
·	$130 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 8.4 years and 6.5 years at September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012, the fair value of HTM securities was $25.3 million and $22.7 million, respectively.

The average balance of taxable securities amounted to $94.4 million for the nine months ended September 30, 2013, compared to $102.0 million for the same period in 2012. The average yield earned on taxable securities decreased 23 basis points, to 2.62 percent for the nine months ended September 30, 2013, from 2.85 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $19.1 million for the nine months ended September 30, 2013, compared to $15.9 million for the same period in 2012. The average yield earned on tax-exempt securities decreased 96 basis points, to 3.66 percent for the nine months ended September 30, 2013, from 4.62 percent for the same period in 2012.

Securities with a carrying value of $72.2 million and $78.4 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 91 percent of the total investment portfolio had a fixed rate of interest at September 30, 2013.

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

Total loans increased $73.6 million or 12.5 percent to $660.6 million at September 30, 2013, compared to $587.0 million at year-end 2012.  Commercial loans and residential mortgages increased $47.1 million and $41.0 million, respectively, partially offset by declines in all other loan categories.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held to maturity	$50,445	7.6%	$58,593	10.0%
SBA 504 loans	37,041	5.6	41,438	7.1
Commercial loans	348,625	52.8	301,564	51.3
Residential mortgage loans	173,129	26.2	132,094	22.5
Consumer loans	45,484	6.9	46,410	7.9
Total loans held for investment	654,724	99.1	580,099	98.8
SBA loans held for sale	5,893	0.9	6,937	1.2
Total loans	$660,617	100.0%	$587,036	100.0%

Average loans increased $18.4 million or 3.1 percent from $595.9 million for the nine months ended September 30, 2012, to $614.4 million for the same period in 2013.  The increase in average loans was due to increases in commercial and residential mortgage loans, partially offset by declines in all other portfolio types.  The yield on the overall loan portfolio fell 40 basis points to 4.96 percent for the nine months ended September 30, 2013, compared to 5.36 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made for the purposes of providing working capital or financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the government provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start up businesses where there is no history or financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $5.9 million at September 30, 2013, a decrease of $1.0 million from $6.9 million December 31, 2012. SBA 7(a) loans held to maturity amounted to $50.4 million at September 30, 2013, a decrease of $8.1 million from $58.6 million at December 31, 2012. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 4.55 percent for the nine months ended September 30, 2013, compared to 5.11 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $102.6 million and $109.9 million in SBA loans were sold but serviced by the Company at September 30, 2013 and December 31, 2012, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination. At September 30, 2013, SBA 504 loans totaled $37.0 million, a decrease of $4.4 million from $41.4 million at December 31, 2012. The yield on SBA 504 loans decreased 79 basis points to 5.09 percent for the nine months ended September 30, 2013, from 5.88 percent for the same period in 2012.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $348.6 million at September 30, 2013, an increase of $47.1 million from year-end 2012. The yield on commercial loans was 5.30 percent for the nine months ended September 30, 2013, compared to 5.69 percent for the same period in 2012 due to the low rate environment.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $173.1 million at September 30, 2013, an increase of $41.0 million from year-end 2012. Sales of mortgage loans totaled $62.6 million for the nine months ended September 30, 2013. The yield on residential mortgages was 4.56 percent for the nine months ended September 30, 2013, compared to 4.83 percent for the same period in 2012.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $45.5 million, a decrease of $926 thousand from year-end 2012. The yield on consumer loans was 4.34 percent for the nine months ended September 30, 2013, compared to 4.67 percent for the nine months ended September 30, 2012.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2013 and December 31, 2012, approximately 95 percent of the Company’s loan portfolio was secured by real estate.

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

At September 30, 2013, there were eleven loans totaling $9.5 million that were classified as TDRs by the Company and deemed impaired, compared to sixteen such loans totaling $14.7 million at December 31, 2012.  Nonperforming loans included $1.8 million of TDRs as of September 30, 2013, compared to $1.1 million at December 31, 2012.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held to maturity	$471	$568	$1,039	$929	$126	$1,055
SBA 504 loans	1,841	1,197	3,038	4,290	-	4,290
Commercial loans
Commercial other	-	-	-	949	-	949
Commercial real estate	5,393	-	5,393	7,408	961	8,369
Total	$7,705	$1,765	$9,470	$13,576	$1,087	$14,663

Through September 30, 2013, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through September 30, 2013:

	September 30, 2013
(In thousands)	SBA held to maturity	SBA 504	Commercial real estate	Total
Type of modification:
Interest only	$441	$-	$883	$1,324
Principal only	23	-	-	23
Interest only with reduced interest rate	-	-	4,510	4,510
Interest only with nominal principal	131	1,841	-	1,972
Previously modified back to original terms	444	1,197	-	1,641
Total TDRs	$1,039	$3,038	$5,393	$9,470

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Nonperforming by category:
SBA loans held to maturity (1)	$3,058	$4,633	$3,167
SBA 504 loans	2,298	2,562	1,172
Commercial loans	5,498	4,445	7,048
Residential mortgage loans	4,072	5,511	5,690
Consumer loans	1,728	317	257
Total nonperforming loans (2)	$16,654	$17,468	$17,334
OREO	1,249	1,826	1,456
Total nonperforming assets	$17,903	$19,294	$18,790
Past due 90 days or more and still accruing interest:
SBA loans held to maturity	$1	$-	$-
Commercial loans	108	109	434
Residential mortgage loans	752	-	1,196
Total past due 90 days or more and still accruing interest	$861	$109	$1,630
Nonperforming loans to total loans	2.52%	2.98%	2.90%
Nonperforming loans and TDRs to total loans (3)	3.69	5.29	5.79
Nonperforming assets to total loans and OREO	2.70	3.28	3.14
Nonperforming assets to total assets	2.04	2.35	2.34
(1) Guaranteed SBA loans included above	$592	$1,849	$566
(2) Nonperforming TDRs included above	1,765	1,087	1,628
(3) Performing TDRs	7,705	13,576	17,250

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

Nonperforming loans were $16.7 million at September 30, 2013, an $814 thousand decrease from $17.5 million at year-end 2012 and a $680 thousand decrease from $17.3 million at September 30, 2012.  Since year-end 2012, nonperforming loans in all segments decreased, except commercial and consumer loans.  Included in nonperforming loans at September 30, 2013 are approximately $592 thousand of loans guaranteed by the SBA, compared to $1.8 million at December 31, 2012 and $566 thousand at September 30, 2012.  In addition, there were $861 thousand in loans past due 90 days or more and still accruing interest at September 30, 2013, compared to $109 thousand and $1.6 million at December 31, 2012 and September 30, 2012, respectively.

Other real estate owned (“OREO”) properties totaled $1.2 million at September 30, 2013, a decrease of $577 thousand from $1.8 million at year-end 2012 and a $207 thousand decrease from $1.5 million at September 30, 2012.  During the nine months ended September 30, 2013, the Company took title to one new commercial property totaling $800 thousand.  There were valuation writedowns totaling  $170 thousand on one existing OREO property and ten OREO properties were sold, resulting in a net loss of $341 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $6.5 million at September 30, 2013, an increase of $2.9 million from $3.5 million at December 31, 2012.  The increase is due to the addition of seven loans totaling $8.0 million during the year, partially offset by the removal of nine loans totaling $5.0 million.

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

The allowance for loan losses totaled $13.6 million at September 30, 2013, compared to $14.8 million and $15.3 million at December 31, 2012 and September 30, 2012, respectively, with resulting allowance to total loan ratios of 2.05 percent, 2.51 percent, and 2.56 percent, respectively.  Net charge-offs amounted to $1.4 million for the three months ended September 30, 2013, compared to $2.0 million for the same period in 2012.  Net charge-offs amounted to $2.8 million for the nine months ended September 30, 2013, compared to $4.3 million for the same period in 2012.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2013	2012	2013	2012
Balance, beginning of period	$14,309	$16,284	$14,758	$16,348
Provision for loan losses charged to expense	600	1,000	1,550	3,200
Less: Chargeoffs
SBA loans held to maturity	211	254	948	1,081
SBA 504 loans	590	481	990	808
Commercial loans	253	1,428	828	2,314
Residential mortgage loans	125	65	250	672
Consumer loans	229	31	288	56
Total chargeoffs	1,408	2,259	3,304	4,931
Add: Recoveries
SBA loans held to maturity	12	195	157	496
SBA 504 loans	-	15	179	58
Commercial loans	24	58	190	122
Residential mortgage loans	13	-	17	-
Consumer loans	-	1	3	1
Total recoveries	49	269	546	677
Net chargeoffs	1,359	1,990	2,758	4,254
Balance, end of period	$13,550	$15,294	$13,550	$15,294
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held to maturity	1.32%	0.35%	1.69%	1.13%
SBA 504 loans	6.16	4.16	2.75	2.10
Commercial loans	0.27	1.77	0.27	0.98
Residential mortgage loans	0.27	0.19	0.21	0.67
Consumer loans	1.99	0.26	0.83	0.16
Total loans	0.84	1.32	0.60	0.95
Allowance to total loans	2.05	2.56	2.05	2.56
Allowance to nonperforming loans	81.36	88.23	81.36	88.23

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2013, a $120 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an  $87 thousand commitment reserve at December 31, 2012.

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

Total deposits increased $78.4 million to $727.1 million at September 30, 2013, from $648.8 million at December 31, 2012.  This increase in deposits was due to increases of $49.2 million, $38.1 million and $4.7 million in noninterest-bearing demand deposits, time deposits and interest-bearing demand deposits, respectively, partially offset by a decrease of $13.6 million in savings deposits.  The increase in noninterest-bearing demand deposits includes $36.0 million of short-term funds that came into the Bank in September and are expected to leave after 90 days.

The Company’s deposit composition at September 30, 2013, excluding the $36.0 million of short-term funds discussed above, consisted of 40.6 percent savings deposits, 23.6 percent time deposits, 18.5 percent noninterest-bearing demand deposits and 17.3 percent interest-bearing demand deposits.  This shift in deposit mix from December 31, 2012 reflects a 4.8 percent decline in savings deposits, a 4.3 percent increase in time deposits and a 0.9 percent increase in noninterest-bearing demand deposits.

The decline in savings deposits and the increase in time deposits were the result of a Company promotion to increase the Company’s Certificate of Deposit holdings to provide a more secure source of liquidity.  The increase in time deposits included $19.6 million of new Brokered Certificate of Deposit funds, of which $8.2 million is set to mature in October 2013.  The remaining $11.4 million is set to mature in September 2018.  The increase in noninterest-bearing deposits, excluding the $36.0 million of short-term funds discussed above, was the result of continued sales initiatives and efforts by branch personnel to bring in deposit relationships.

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

Borrowed funds and subordinated debentures totaled $90.5 million at both September 30, 2013 and December 31, 2012 and are broken down in the following table:

(In thousands)	September 30, 2013	December 31, 2012
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Overnight advances	-	-
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At September 30, 2013, the Company had $48.7 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2013, is a decline of 1.35 percent in a rising-rate environment and an increase of 0.26 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2013 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2012, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.47 percent in a rising-rate environment and a decline of 0.71 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2013, the balance of cash and cash equivalents was $74.7 million, a decrease of $19.5 million from December 31, 2012.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $9.7 million in net cash for both the nine months ended September 30, 2013 and 2012.   The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $83.5 million and $8.3 million in net cash for the nine months ended September 30, 2013 and 2012, respectively.  Cash was primarily used to purchase securities, equipment and BOLI and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $80.8 million and $89.4 million at September 30, 2013 and December 31, 2012, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $16.5 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $5.9 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $119.8 million to its borrowers as of September 30, 2013, compared to $87.2 million at December 31, 2012.  At September 30, 2013, $66.4 million of these commitments expire within one year, compared to $40.1 million at December 31, 2012.  The Company had $1.6 million in standby letters of credit at September 30, 2013 and December 31, 2012, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $54.3 million in net cash for the nine months ended September 30, 2013, compared to net cash used by financing activities of $11.5 million for the same period in the prior year, primarily due to an increase in the Company’s deposits, partially offset by the Company’s redemption of preferred stock from the U.S. Treasury and the repurchase of the warrant from the U.S. Treasury.

×

Deposits.  As of September 30, 2013, deposits included $77.1 million of Government deposits, as compared to $74.2 million at year-end 2012. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $72.4 million of deposits from nine municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $60.0 million and third party repurchase agreements totaled $15.0 million as of both September 30, 2013 and December 31, 2012.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2013,  pledging provided an additional $48.7 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trusts II and III, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and, prior to the redemption of the preferred stock issued as part of the CPP, cash dividends on the preferred stock issued to the U.S. Treasury.

At September 30, 2013, the Parent Company had $724 thousand in cash and cash equivalents and $164 thousand in investment securities valued at fair market value, compared to $11.9 million in cash and cash equivalents and $105 thousand in investment securities at December 31, 2012.  The decrease in cash at the Parent Company was primarily due to the repurchase of $20.6 million preferred stock issued in connection with the Company’s participation in the Treasury’s Capital Purchase Program (“CPP”), and the $2.7 million repurchase of the warrant to purchase 764,788 shares of the Company’s common stock issued to the U.S. Department of the Treasury as part of the Company’s participation in the Treasury’s CPP.

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

During the third quarter, the Company repurchased the remaining $10.3 million in preferred stock issued in connection with the CPP, and completed the $2.7 million repurchase of the warrant to purchase 764,788 shares of the Company’s common stock issued to the U.S. Department of the Treasury as a part of the CPP. The Company’s capital amounts and ratios reflect these capital decreases and are presented in the following table.

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2013
Leverage ratio	$69,271	8.33%	≥ $	33,251	4.00%	N/A	N/A
Tier I risk-based capital ratio	69,271	10.81		25,643	4.00	N/A	N/A
Total risk-based capital ratio	77,354	12.07		51,285	8.00	N/A	N/A
As of December 31, 2012
Leverage ratio	$89,841	11.14%	≥ $	32,251	4.00%	N/A	N/A
Tier I risk-based capital ratio	89,841	14.85		24,193	4.00	N/A	N/A
Total risk-based capital ratio	97,492	16.12		48,387	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2013
Leverage ratio	$59,896	7.21%	≥ $	33,225	4.00%	≥ $	41,532	5.00%
Tier I risk-based capital ratio	59,896	9.35		25,616	4.00		38,424	6.00
Total risk-based capital ratio	76,471	11.94		51,231	8.00		64,039	10.00
As of December 31, 2012
Leverage ratio	$69,544	8.63%	≥ $	32,225	4.00%	≥ $	40,282	5.00%
Tier I risk-based capital ratio	69,544	11.51		24,170	4.00		36,254	6.00
Total risk-based capital ratio	85,687	14.18		48,339	8.00		60,424	10.00

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide. In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the FDIC approved, as an interim final rule, the regulatory capital requirements for U.S. state nonmember banks, such as us, substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency.

The interim final rule includes new risk-based capital and leverage ratios that will be phased-in from 2015 to 2019 for most state nonmember banks, including us. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective for the Bank on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The following chart compares the risk-based capital required under existing rules to those prescribed under the interim final rule under the phase-in period described above:

	Current Treatment	Treatment in Final Rule
Leverage ratio	4.00%	4.00%
Common equity tier 1 capital (CET1) ratio	N/A	4.50%
Additional tier 1	N/A	1.50%
Tier 1 capital ratio	4.00%	6.00%
Tier 2	4.00%	2.00%
Total capital ratio	8.00%	8.00%
Capital conservation buffer	N/A	2.50%

The interim final rule also implements revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The interim final rule also sets forth certain changes for the calculation of risk-weighted assets that the Bank will be required to implement beginning January 1, 2015. Management is currently evaluating the provisions of the interim final rule and its expected impact. Based on our current capital composition and levels, management does not presently anticipate that the interim final rule presents a material risk to our financial condition or results of operations.

Shareholders’ Equity

Shareholders’ equity decreased $21.6 million to $55.9 million at September 30, 2013 compared to $77.5 million at December 31, 2012, due primarily to the redemption of $20.6 million in perpetual preferred stock issued by the U.S. Treasury.  Other items impacting shareholders’ equity included net income of $3.8 million and $254 thousand from the issuance of common stock under employee benefit plans, partially offset by the completed $2.7 million repurchase of warrants from the U.S. Treasury, $1.7 million of depreciation in the net unrealized gains on available for sale securities, $454 thousand in dividends accrued on preferred stock, and $117 thousand in dividends accrued on common stock.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Preferred Stock

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets.  One of the programs resulting from the EESA was the Treasury’s Capital Purchase Program (“CPP”) which provided direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions.  This program was voluntary and required an institution to comply with several restrictions and provisions, including limits on executive compensation, stock redemptions, and declaration of dividends.  The perpetual preferred stock has a dividend rate of 5 percent per year until the fifth anniversary of the Treasury investment and a dividend rate of 9 percent thereafter.  The Company received an investment in perpetual preferred stock of $20.6 million on December 5, 2008.  These proceeds were allocated between the preferred stock and warrants based on relative fair value in accordance with FASB ASC Topic 470, “Debt.”  The allocation of proceeds resulted in a discount on the preferred stock to be accreted over five years.  The Company issued 764,778 common stock warrants to the U.S. Treasury and $2.6 million of the proceeds were allocated to the warrants.  The warrants were accounted for as equity securities with a contractual life of ten years and an exercise price of $4.05.

On May 9, 2013, the Company announced that it received approval of its application from the U.S. Department of Treasury to redeem half of the 20,649 shares of preferred stock issued in connection with the Company’s participation in the Treasury’s CPP.  On May 15, 2013, the Company paid $10.3 million to the Treasury to repurchase 10,324 shares of the preferred stock, including accrued and unpaid dividends for the shares.  On July 1, 2013, the Company announced that it received approval to redeem the remaining 10,325 shares of preferred stock.  On July 3, 2013, the Company paid $10.4 million to the Treasury to repurchase the remaining shares of the preferred stock, including accrued and unpaid dividends for the shares.  On August 28, 2013, the Company completed the $2.7 million repurchase of the warrant to purchase 764,788 shares of the Company’s common stock issued to the U.S. Department of the Treasury as part of the Company’s participation in the Treasury’s CPP.

As part of the CPP, the Company’s ability to pay cash dividends was limited for so long as the Treasury held the preferred stock.  As so limited the Company could not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced, without the prior approval of the Treasury.  The Company declared a cash dividend of $0.01 per common share on August 22, 2013 to all shareholders of record as of September 16, 2013.  The dividend was paid on September 30, 2013.  Last quarter, the Company had declared a cash dividend of $0.01 per common share on May 28, 2013 to all shareholders of record as of June 17, 2013.  The dividend was paid on June 28, 2013.  The Company did not declare or pay any dividends during the three or nine months ended September 30, 2012.  The Company is no longer subject to this restriction.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three or nine month periods ended September 30, 2013 or 2012.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30,  2013, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

b)

No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

PART IIOTHER INFORMATION

ITEM 1Legal Proceedings

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operation of the Company.

ITEM 1ARisk Factors

Information regarding this item as of September 30, 2013 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3Defaults upon Senior Securities - None

ITEM 4Mine Safety Disclosures - N/A

ITEM 5Other Information - None

ITEM 6Exhibits

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

UNITY BANCORP, INC.

Dated: November 8, 2013	/s/ Alan J. Bedner, Jr.
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