Form 10-K
period 2013-12-31
UNITY BANCORP INC /NJ/
filed 2014-03-06
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year endedDecember 31, 2013

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

Yes    No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x   No 

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

Large accelerated filer                                                       Accelerated filer 

Non-accelerated filer                                                         Smaller reporting company x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

Yes    No x

As of June 30, 2013, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $35,705,836 and 5,028,991 shares of the Common Stock were outstanding to non-affiliates.  As of February 28, 2014, 7,579,377 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

·	Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
·

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Employees

At December 31, 2013, the Company employed 148 full-time and 30 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2013, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 60, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 43, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 45, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.

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

The Company is currently in compliance with these minimum Federal capital requirements. However, recently adopted regulations will change the Company’s capital requirements in the future.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide. In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the FRB approved, as an interim final rule, the regulatory capital requirements for U.S. bank holding companies, such as us, substantially similar to final rules issued by the FDIC and the Office of the Comptroller of the Currency.

The interim final rule includes new risk-based capital and leverage ratios that will be phased-in from 2015 to 2019. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

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

The interim final rule also implements revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The interim final rule also sets forth certain changes for the calculation of risk-weighted assets that we will be required to implement beginning January 1, 2015. Management is currently evaluating the provisions of the interim final rule and its expected impact. Based on our current capital composition and levels, management does not presently anticipate that the interim final rule presents a material risk to our financial condition or results of operations.

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

Dividend Rights:  Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus. Unless and until the Company develops other lines of business, payments of dividends from the Bank will remain the Company’s primary source of income and the primary source of funds for dividend payments to the shareholders of the Company.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations.  The Dodd-Frank Act, among other things:

×

capped debit card interchange fees for institutions with $10 billion in assets or more at $0.21 plus 5 basis points times the transaction amount, a substantially lower rate than the average rate in effect prior to adoption of the Dodd-Frank Act;

×

provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the DIF from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

×	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;
×

created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;

×	provided for new disclosure and other requirements relating to executive compensation and corporate governance;
×	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;
×

provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

×

created a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

The Dodd-Frank Act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan in fact qualified as a Qualified Mortgage.

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank has and may continue to make residential mortgage loans that would not qualify. The Bank is still evaluating the impact of the recently issued Qualified Mortgage definition and related ability-to-repay rules, as well as other rules recently issued by the by the CFPB related to mortgage origination and servicing, to determine if such rules will have any long-term impact on its mortgage loan origination and servicing activities. As a result of such rules, the Bank might experience increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability-to-repay rule upon originating the loan.

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented.  It is difficult to predict at this time what specific impact certain provisions and yet-to-be-finalized rules and regulations will have on us, including any regulations promulgated by the CFPB. Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of regulatory reforms, including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

a)	Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2013 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Exhibit 13 Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Earnings	26
B. Average Balance Sheets	27
C. Rate/Volume Analysis	29

II. Investment Portfolio
A. Book value of investment securities	59
B. Investment securities by range of maturity with corresponding average yields	59
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	32
B. Maturities and sensitivities of loans to changes in interest rates	34
C. Risk elements
1) Nonaccrual, past due and restructured loans	36
2) Potential problem loans	36
3) Foreign outstandings	N/A
4) Loan concentrations	32
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	37
B. Allocation of the allowance for loan losses	38

V. Deposits
A. Average amount and average rate paid on major categories of deposits	27
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	73
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	25

VII. Short-term Borrowings
A. Amounts outstanding	73
B. Maximum amount of borrowings in each category outstanding at any month-end	73
C. Average amount outstanding	73

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2013, approximately 96 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with weak economic conditions and continued elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

Our offering of alternative credit products may expose us to increased lending risks.

The Dodd-Frank Act imposes new obligations on originators of residential mortgage loans. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages.

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank has and may continue to make residential mortgage loans that would not qualify. The Bank is still evaluating the impact of the recently issued Qualified Mortgage definition and related ability-to-repay rules, as well as other rules recently issued by the by the CFPB related to mortgage origination and servicing, to determine if such rules will have any long-term impact on its mortgage loan origination and servicing activities. As a result of such rules, the Bank might experience increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability-to-repay rule upon originating the loan.

There is a risk that the SBA will not honor their guarantee.

The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan. There is a risk that the SBA will not honor their guarantee if a loan is not underwritten and administered to SBA guidelines. The Company follows the underwriting guidelines of the SBA; however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2013, the Company’s allowance for loan losses was $13.1 million, or 1.94 percent of our total loan portfolio and 85.98 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

We have a significant level of nonperforming assets, and this has, and will continue, to affect our results of operations.

At December 31, 2013, our total nonperforming assets equaled $15.9 million or 2.34 percent of total loans and OREO.  This is a significant level of nonperforming assets compared to our peer group institutions.  Our level of nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. This deterioration in credit quality has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

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

For example, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has resulted in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

×

capped debit card interchange fees for institutions with $10 billion in assets or more at $0.21 plus 5 basis points times the transaction amount, a substantially lower rate than the average rate in effect prior to adoption of the Dodd-Frank Act;

×

provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the DIF from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

×	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;
×

created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;

×	provided for new disclosure and other requirements relating to executive compensation and corporate governance;
×	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;
×

provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

×

created a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

In addition, in order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the FRB approved, as an interim final rule, the regulatory capital requirements for U.S. bank holding companies, such as us, substantially similar to final rules issued by the FDIC and the Office of the Comptroller of the Currency.  These new requirements are likely to increase our capital requirements in future periods. See “Supervisions and Regulation – General Bank Holding Company Regulation.”

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

As of December 31, 2013, we had approximately $81.1 million and $26.4 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

In the future, if our or the Bank’s capital ratios fall below the prevailing regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock or preferred stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.

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

Item 1B.  Unresolved Staff Comments:  None

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its fourteen branch offices.  The Company’s facilities are adequate to meet their needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2013.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2013 Annual Rental Fee
North Plainfield, NJ	Owned	1991	-	-
Clinton, NJ	Leased	1996	2018	436,662
Linden, NJ	Owned	1997	-	-
Whitehouse, NJ	Owned	1998	-	-
Union, NJ	Owned	2002	-	-
Scotch Plains, NJ	Owned	2004	-	-
Flemington, NJ	Owned	2005	-	-
Phillipsburg, NJ	Leased	2005	2015	96,952
Forks Township, PA	Leased	2006	2015	56,776
Middlesex, NJ	Owned	2007	-	-
Somerset, NJ	Leased	2012	2017	101,979
Highland Park, NJ	Owned	2013	-	28,387
South Plainfield, NJ	Owned	2013	-	34,219
Edison, NJ	Owned	2013	-	39,483

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

For the year ended December 31, 2013:	High	Low	Cash Dividend Paid
4th Quarter	$7.98	$7.10	$0.01
3rd Quarter	8.13	6.74	0.01
2nd Quarter	7.55	6.22	0.01
1st Quarter	6.74	5.85	-

For the year ended December 31, 2012:	High	Low	Cash Dividend Paid
4th Quarter	$6.25	$5.50	$-
3rd Quarter	6.23	5.55	-
2nd Quarter	6.40	5.91	-
1st Quarter	6.67	5.80	-

(b)         Holders

As of February 1, 2014, there were approximately 412 shareholders of record of the Company’s Common Stock.

(c)         Dividends

See table in Item 5(a) above.

Item 6.  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, are incorporated by reference herein.

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

(b)         Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated by reference herein.

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

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2014.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2013.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	448,975	$6.70	87,241
Equity compensation plans approved by security holders (Restricted stock plan)	95,625	-	232,838
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	544,600	$5.52	320,079

There were no share repurchases during 2013 or 2012.

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2014.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

a)	FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, are incorporated by reference in Part II, Item 8.

·	Report of Independent Registered Public Accounting Firm

·	Consolidated Balance Sheets

·	Consolidated Statements of Income

·	Consolidated Statements of Comprehensive Income

·	Consolidated Statements of Changes in Shareholders’ Equity

·	Consolidated Statements of Cash Flows

·	Notes to Consolidated Financial Statements

a)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1998 Stock Option Plan (4)
10(iv)	1999 Stock Option Plan (5)
10(v)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vi)	Retention Agreement dated March 23, 2004 with Alan J. Bedner (8)
10(vii)	Retention Agreement dated March 23, 2004 with John Kauchak (8)
10(viii)	2002 Stock Option Plan (6)
10(ix)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(x)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xi)	2004 Stock Bonus Plan (9)
10(xii)	2006 Stock Option Plan (10)
10(xiii)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
10(xiv)	2011 Stock Option Plan and 2011 Stock Bonus Plan (12)
10(xv)	2013 Stock Bonus Plan (13)
10(xvi)	Fourth Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated January 30, 2014 (14)
13	Portion of Unity Bancorp. Inc. 2013 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 4, 2014 and incorporated by reference herein.

b)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	February 27, 2014
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	February 27, 2014
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	February 27, 2014
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	February 27, 2014
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	February 27, 2014
Wayne Courtright

/s/ Robert H. Dallas, II	Director	February 27, 2014
Robert H. Dallas, II

/s/ Mary E. Gross	Director	February 27, 2014
Mary E. Gross

/s/ Peter E. Maricondo	Director	February 27, 2014
Peter E. Maricondo

/s/ Raj Patel	Director	February 27, 2014
Raj Patel

/s/ Allen Tucker	Director	February 27, 2014
Allen Tucker