Form 10-Q
period 2014-03-31
UNITY BANCORP INC /NJ/
filed 2014-05-09
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☒No ☐

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2014 common stock, no par value: 7,605,093 shares outstanding

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$30,025	$24,272
Federal funds sold and interest-bearing deposits	98,188	75,132
Cash and cash equivalents	128,213	99,404
Securities:
Securities available for sale	86,154	81,133
Securities held to maturity (fair value of $22,736 and $25,549, respectively)	23,305	26,381
Total securities	109,459	107,514
Loans:
SBA loans held for sale	6,517	6,673
SBA loans held for investment	47,737	48,918
SBA 504 loans	33,550	31,564
Commercial loans	368,909	363,340
Residential mortgage loans	180,129	182,067
Consumer loans	47,109	46,139
Total loans	683,951	678,701
Allowance for loan losses	(12,807)	(13,141)
Net loans	671,144	665,560
Premises and equipment, net	15,474	15,672
Bank owned life insurance ("BOLI")	12,845	12,749
Deferred tax assets	6,308	6,752
Federal Home Loan Bank stock	5,752	5,392
Accrued interest receivable	3,212	3,272
Other real estate owned ("OREO")	2,467	633
Goodwill and other intangibles	1,516	1,516
Other assets	4,778	2,654
Total assets	$961,168	$921,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$172,010	$136,035
Interest-bearing demand deposits	134,321	130,806
Savings deposits	253,109	266,503
Time deposits, under $100,000	112,150	108,258
Time deposits, $100,000 and over	96,034	97,096
Total deposits	767,624	738,698
Borrowed funds	115,000	107,000
Subordinated debentures	15,465	15,465
Accrued interest payable	455	454
Accrued expenses and other liabilities	3,814	2,328
Total liabilities	902,358	863,945
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	52,237	52,051
Retained earnings	6,739	5,598
Accumulated other comprehensive income (loss)	(166)	(476)
Total shareholders' equity	58,810	57,173
Total liabilities and shareholders' equity	$961,168	$921,118

Issued and outstanding common shares	7,602	7,577

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2014	2013
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$9	$14
Federal Home Loan Bank stock	47	44
Securities:
Taxable	726	647
Tax-exempt	105	120
Total securities	831	767
Loans:
SBA loans	583	777
SBA 504 loans	399	651
Commercial loans	4,601	4,001
Residential mortgage loans	2,058	1,550
Consumer loans	495	509
Total loans	8,136	7,488
Total interest income	9,023	8,313
INTEREST EXPENSE
Interest-bearing demand deposits	111	101
Savings deposits	182	177
Time deposits	644	546
Borrowed funds and subordinated debentures	799	800
Total interest expense	1,736	1,624
Net interest income	7,287	6,689
Provision for loan losses	600	650
Net interest income after provision for loan losses	6,687	6,039
NONINTEREST INCOME
Branch fee income	377	347
Service and loan fee income	295	304
Gain on sale of SBA loans held for sale, net	83	241
Gain on sale of mortgage loans, net	365	477
BOLI income	96	70
Net security gains	110	226
Other income	200	160
Total noninterest income	1,526	1,825
NONINTEREST EXPENSE
Compensation and benefits	3,217	3,176
Occupancy	659	694
Processing and communications	582	561
Furniture and equipment	357	365
Professional services	211	190
Loan costs	170	177
OREO expenses	247	127
Deposit insurance	178	149
Advertising	151	120
Other expenses	486	567
Total noninterest expense	6,258	6,126
Income before provision for income taxes	1,955	1,738
Provision for income taxes	662	538
Net income	1,293	1,200
Preferred stock dividends and discount accretion	-	404
Income available to common shareholders	$1,293	$796

Net income per common share - Basic	$0.17	$0.11
Net income per common share - Diluted	$0.17	$0.10

Weighted average common shares outstanding - Basic	7,586	7,538
Weighted average common shares outstanding - Diluted	7,654	7,845
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(In thousands)	2014	2013
Net income	$1,293	$1,200
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during period	383	(230)
Less: Reclassification adjustment for gains on securities included in net income	73	150
Total other comprehensive income (loss)	310	(380)
Total comprehensive income	$1,603	$820

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2014 and 2013

(Unaudited)

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2013	$-	7,577	$52,051	$5,598	$(476)	$57,173
Net income				1,293		1,293
Other comprehensive income, net of tax					310	310
Dividends on common stock ($0.02 per share)			12	(152)		(140)
Common stock issued and related tax effects (1)		25	174			174
Balance, March 31, 2014	$-	7,602	$52,237	$6,739	$(166)	$58,810

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2012	$20,115	7,534	$54,274	$1,788	$1,333	$77,510
Net income				1,200		1,200
Other comprehensive loss, net of tax					(380)	(380)
Accretion of discount on preferred stock	148			(148)		-
Dividends on preferred stock (5% annually)				(256)		(256)
Common stock issued and related tax effects (1)		14	83			83
Balance, March 31, 2013	$20,263	7,548	$54,357	$2,584	$953	$78,157

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$1,293	$1,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	650
Net amortization of purchase premiums and discounts on securities	130	208
Depreciation and amortization	397	365
Deferred income tax expense (benefit)	244	(32)
Net security gains	(110)	(226)
Stock compensation expense	100	83
Loss on sale of OREO	99	-
Valuation writedowns on OREO	-	70
Gain on sale of mortgage loans held for sale, net	(220)	(477)
Gain on sale of SBA loans held for sale, net	(83)	(241)
Origination of mortgage loans held for sale	(17,448)	(22,599)
Origination of SBA loans held for sale	(890)	(1,911)
Proceeds from sale of mortgage loans held for sale, net	17,668	23,076
Proceeds from sale of SBA loans held for sale, net	1,011	2,533
Net change in other assets and liabilities	(661)	(674)
Net cash provided by operating activities	2,130	2,025
INVESTING ACTIVITIES
Purchases of securities held to maturity	-	(8,252)
Purchases of securities available for sale	(9,947)	(13,086)
Purchases of Federal Home Loan Bank stock, at cost	(1,800)	-
Maturities and principal payments on securities held to maturity	3,060	1,446
Maturities and principal payments on securities available for sale	2,536	5,692
Proceeds from sales of securities available for sale	2,895	5,303
Proceeds from redemption of Federal Home Loan Bank stock	1,440	-
Proceeds from sale of OREO	487	704
Net increase in loans	(8,779)	(11,051)
Purchases of premises and equipment	(61)	(96)
Net cash used in investing activities	(10,169)	(19,340)
FINANCING ACTIVITIES
Net increase in deposits	28,926	3,357
Proceeds from new borrowings	40,000	-
Repayments of borrowings	(32,000)	-
Proceeds from exercise of stock options	62	-
Dividends on preferred stock	-	(258)
Dividends on common stock	(140)	-
Net cash provided by financing activities	36,848	3,099
Increase (decrease) in cash and cash equivalents	28,809	(14,216)
Cash and cash equivalents, beginning of period	99,404	94,192
Cash and cash equivalents, end of period	$128,213	$79,976
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$1,735	$1,620
Income taxes paid	459	481
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	111	-
Transfer of loans to OREO	2,420	-
Purchase of leased branch locations	-	3,893

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2014

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2014 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2013	448,975	$6.70	5.6	$739,951
Options granted	40,000	7.90
Options exercised	(19,950)	4.62
Options expired	(7,619)	10.84
Outstanding at March 31, 2014	461,406	$6.83	5.8	$781,620
Exercisable at March 31, 2014	344,908	$6.78	4.8	$668,639

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2014, 1,720,529 shares have been reserved for issuance upon the exercise of options, 461,406 option grants are outstanding, and 1,205,431 option grants have been exercised, forfeited or expired, leaving 53,692 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2014	2013
Number of options granted	40,000	25,000
Weighted average exercise price	$7.90	$6.02
Weighted average fair value of options	$3.03	$2.91
Expected life in years (1)	5.40	5.11
Expected volatility (2)	45.21%	52.81%
Risk-free interest rate (3)	1.52%	0.77%
Dividend yield (4)	1.02%	-%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Number of options exercised	19,950		N/A
Total intrinsic value of options exercised	$67,417	$	N/A
Cash received from options exercised	62,445		N/A
Tax deduction realized from options exercised	26,926		N/A

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	107,000	5.1	$3.87	107,000	$3.87
4.01 - 7.00	167,000	7.4	6.14	103,002	6.06
7.01 - 10.00	138,882	5.6	7.96	86,382	8.03
10.01 - 13.00	48,524	2.5	12.46	48,524	12.46
Total	461,406	5.8	$6.83	344,908	$6.78

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2014 and 2013 are detailed in the following table:

	For the three months ended March 31,
	2014	2013
Compensation expense	$40,563	$35,020
Income tax benefit	16,201	13,987

As of March 31, 2014, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $274 thousand.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2014:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2013	95,625	$6.67
Granted	10,000	7.84
Vested	(3,500)	6.21
Nonvested restricted stock at March 31, 2014	102,125	$6.80

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2014,  471,551 shares of restricted stock were reserved for issuance, of which 222,838 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2014 and 2013 were as follows:

	For the three months ended March 31,
	2014	2013
Number of shares granted	10,000	14,000
Average grant date fair value	$7.84	$6.02

Compensation expense related to restricted stock for the three months ended March 31, 2014 and 2013 is detailed in the following table:

	For the three months ended March 31,
	2014	2013
Compensation expense	$59,270	$47,935
Income tax benefit	23,672	19,145

As of March 31, 2014, there was approximately $600 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.

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

The Company evaluates its loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company has defined impaired loans to be all TDRs and nonperforming loans individually evaluated for impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for all other loans. Impairment of a loan is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral-dependent. If the value of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge to the provision for loan losses.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended March 31,
(In thousands, except per share amounts)	2014	2013
Net income	$1,293	$1,200
Less: Preferred stock dividends and discount accretion	-	404
Income available to common shareholders	$1,293	$796
Weighted average common shares outstanding - Basic	7,586	7,538
Plus: Potential dilutive common stock equivalents	68	307
Weighted average common shares outstanding - Diluted	7,654	7,845
Net income per common share - Basic	$0.17	$0.11
Net income per common share - Diluted	0.17	0.10
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	126	379

The "potential dilutive common stock equivalents" shown in the table above for March 31, 2013 includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were repurchased on August 28, 2013 for a price of  $2.7 million utilizing the Treasury Stock Method for the period outstanding.

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

For the quarter ended March 31, 2014, the Company reported income tax expense of $662 thousand for an effective tax rate of 33.9 percent, compared to an income tax expense of $538 thousand and effective tax rate of 31.0 percent for the prior year’s quarter.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2014 or 2013.  The Company did not have an accrual for uncertain tax positions as of March 31, 2014 or December 31, 2013, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2009 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014			2013
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$(476)			$1,333
Unrealized holding gains (losses) on securities arising during the period	$618	$235	383	$(409)	$(179)	(230)
Less: Reclassification adjustment for gains included in net income	110	37	73	226	76	150
Net unrealized gains (losses) on securities arising during the period	$508	$198	$310	$(635)	$(255)	$(380)
Balance, end of period			$(166)			$953

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

As of March 31, 2014, the fair value of the Company's AFS securities portfolio was $86.2 million.  Approximately 55 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $47.4 million at March 31, 2014.  Approximately $46.1 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities, excluding commercial mortgage-backed securities, were classified as Level 2 assets at March 31, 2014.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

In calculating the fair value for AFS securities under Level 3, management prepared present value cash flow models for certain private label commercial mortgage-backed securities. Private label commercial mortgage-backed securities owned by the Bank are A1 and A2 tranche sequential structures and are currently paying principal.  The cash flows for the commercial mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of commercial mortgage-backed securities at March 31, 2014:

March 31, 2014
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

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2014, as compared to the periods ended December 31, 2013 and March 31,  2013.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$8,251	$-	$8,251
State and political subdivisions	-	16,125	-	16,125
Residential mortgage-backed securities	-	47,360	-	47,360
Commercial mortgage-backed securities	-	-	499	499
Corporate and other securities	-	13,919	-	13,919
Total securities available for sale	$-	$85,655	$499	$86,154

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,418	$-	$6,418
State and political subdivisions	-	16,598	-	16,598
Residential mortgage-backed securities	-	44,389	-	44,389
Commercial mortgage-backed securities	-	-	888	888
Corporate and other securities	-	12,840	-	12,840
Total securities available for sale	$-	$80,245	$888	$81,133

The following table summarizes changes in Level 3 assets during the three months ended March 31, 2014 and 2013, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three ended March 31,
(In thousands)	2014	2013
Commercial mortgage-backed securities:
Balance, beginning of period	$888	$4,463
Payoffs	(291)	(505)
Principal paydowns	(96)	(244)
Total net losses included in:
Other comprehensive income	(2)	(33)
Balance, end of period	$499	$3,681

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at March 31, 2014 or 2013.

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependant loans.  When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status.  The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes six months of contractual payments and demonstrates the ability to service the debt going forward.  Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2014 and December 31, 2013, the valuation allowance for impaired loans was $1.1 million.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of March 31, 2014 and the fair value gains (losses) recognized during the three ended March 31, 2014 and 2013:

	Fair value at March 31, 2014				Gains (losses) from fair value changes for the three months ended
(In thousands)	Level 1	Level 2	Level 3	Total	March 31, 2014
Financial assets:
OREO	$-	$-	$2,467	$2,467	$(400)
Impaired collateral-dependent loans	-	-	2,363	2,363	(1)

	Fair value at March 31, 2013				Gains (losses) from fair value changes for the three months ended
(In thousands)	Level 1	Level 2	Level 3	Total	March 31, 2013
Financial assets:
OREO	$-	$-	$300	$300	$(70)
Impaired collateral-dependent loans	-	-	9,290	9,290	322

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2014 and December 31, 2013 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At March 31, 2014, the Bank had standby letters of credit outstanding of $1.4 million, consistent with December 31, 2013.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of March 31, 2014 and December 31, 2013:

		March 31, 2014		December 31, 2013
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$128,213	$128,213	$99,404	$99,404
Securities held to maturity (1)	Level 2	23,305	22,736	26,381	25,549
SBA loans held for sale	Level 2	6,517	7,193	6,673	7,267
Loans, net of allowance for loan losses (2)	Level 2	664,627	653,429	658,887	645,582
Federal Home Loan Bank stock	Level 2	5,752	5,752	5,392	5,392
Servicing assets	Level 3	595	595	437	437
Accrued interest receivable	Level 2	3,212	3,212	3,272	3,272
Financial liabilities:
Deposits	Level 2	767,624	767,263	738,698	738,337
Borrowed funds and subordinated debentures	Level 2	130,465	137,319	122,465	129,732
Accrued interest payable	Level 2	455	455	454	454

(1)

Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $4.1 million and $6.8 million at March 31, 2014 and December 31, 2013, respectively, and market values of $3.8 million and $6.4 million at March 31, 2014 and December 31, 2013, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $2.4 million and $4.5 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$8,457	$47	$(253)	$8,251	$6,723	$27	$(332)	$6,418
State and political subdivisions	16,210	235	(320)	16,125	16,960	192	(554)	16,598
Residential mortgage-backed securities	47,015	723	(378)	47,360	44,168	696	(475)	44,389
Commercial mortgage-backed securities	495	4	-	499	887	2	(1)	888
Corporate and other securities	14,247	37	(365)	13,919	13,173	67	(400)	12,840
Total securities available for sale	$86,424	$1,046	$(1,316)	$86,154	$81,911	$984	$(1,762)	$81,133
Held to maturity:
U.S. Government sponsored entities	$5,814	$-	$(351)	$5,463	$5,814	$-	$(460)	$5,354
State and political subdivisions	2,439	161	(7)	2,593	2,441	121	(17)	2,545
Residential mortgage-backed securities	9,991	154	(151)	9,994	10,395	145	(198)	10,342
Commercial mortgage-backed securities	4,080	-	(324)	3,756	6,750	87	(437)	6,400
Corporate and other securities	981	-	(51)	930	981	-	(73)	908
Total securities held to maturity	$23,305	$315	$(884)	$22,736	$26,381	$353	$(1,185)	$25,549

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2014 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,012	1.00%	$2,848	2.66%	$4,391	2.29%	$8,251	2.26%
State and political subdivisions	-	-	861	2.55	10,887	2.69	4,377	2.76	16,125	2.70
Residential mortgage-backed securities	-	-	2,357	1.68	2,773	1.96	42,230	2.80	47,360	2.70
Commercial mortgage-backed securities	-	-	-	-	-	-	499	2.96	499	2.96
Corporate and other securities	-	-	2,412	1.00	5,608	1.79	5,899	1.41	13,919	1.49
Total securities available for sale	$-	-%	$6,642	1.44%	$22,116	2.37%	$57,396	2.62%	$86,154	2.46%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$5,814	2.14%	$5,814	2.14%
State and political subdivisions	326	0.75	-	-	-	-	2,113	4.71	2,439	4.18
Residential mortgage-backed securities	-	-	701	4.88	221	5.13	9,069	3.29	9,991	3.44
Commercial mortgage-backed securities	-	-	-	-	-	-	4,080	2.75	4,080	2.75
Corporate and other securities	-	-	-	-	981	2.95	-	-	981	2.95
Total securities held to maturity	$326	0.75%	$701	4.88%	$1,202	3.35%	$21,076	3.01%	$23,305	3.05%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	6	$5,625	$(253)	$-	$-	$5,625	$(253)
State and political subdivisions	14	4,866	(88)	2,949	(232)	7,815	(320)
Residential mortgage-backed securities	15	19,964	(312)	1,434	(66)	21,398	(378)
Commercial mortgage-backed securities	-	-	-	-	-	-	-
Corporate and other securities	7	5,900	(126)	2,742	(239)	8,642	(365)
Total temporarily impaired securities	42	$36,355	$(779)	$7,125	$(537)	$43,480	$(1,316)
Held to maturity:
U.S. Government sponsored entities	3	$5,463	$(351)	$-	$-	$5,463	$(351)
State and political subdivisions	1	669	(7)	-	-	669	(7)
Residential mortgage-backed securities	6	5,422	(150)	106	(1)	5,528	(151)
Commercial mortgage-backed securities	2	1,992	(163)	1,764	(161)	3,756	(324)
Corporate and other securities	1	930	(51)	-	-	930	(51)
Total temporarily impaired securities	13	$14,476	$(722)	$1,870	$(162)	$16,346	$(884)

	December 31, 2013
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$5,591	$(332)	$-	$-	$5,591	$(332)
State and political subdivisions	19	8,575	(453)	934	(101)	9,509	(554)
Residential mortgage-backed securities	13	13,226	(398)	1,474	(77)	14,700	(475)
Commercial mortgage-backed securities	3	368	(1)	-	-	368	(1)
Corporate and other securities	9	3,994	(105)	3,088	(295)	7,082	(400)
Total temporarily impaired securities	49	$31,754	$(1,289)	$5,496	$(473)	$37,250	$(1,762)
Held to maturity:
U.S. Government sponsored entities	3	$5,355	$(460)	$-	$-	$5,355	$(460)
State and political subdivisions	2	986	(17)	-	-	986	(17)
Residential mortgage-backed securities	7	6,333	(193)	114	(5)	6,447	(198)
Commercial mortgage-backed securities	2	3,668	(437)	-	-	3,668	(437)
Corporate and other securities	1	907	(73)	-	-	907	(73)
Total temporarily impaired securities	15	$17,249	$(1,180)	$114	$(5)	$17,363	$(1,185)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2014.  There was no impairment on these securities at December 31, 2013.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2014 or December 31, 2013.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2014 or December 31, 2013.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At March 31, 2014 and December 31, 2013, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2014 or December 31, 2013.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three months ended March 31, 2014  and 2013 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2014	2013
Available for sale:
Realized gains	$114	$230
Realized losses	(4)	(4)
Total securities available for sale	110	226
Held to maturity:
Realized gains	-	-
Realized losses	-	-
Total securities held to maturity	-	-
Net gains on sales of securities	$110	$226

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three months ended March 31, 2014, there were gross realized gains of $114 thousand and gross realized losses of $4 thousand. The net realized gains during 2014 were a result of the following:

·

The Company sold approximately $2.8 million in book value of available for sale mortgage-backed securities, asset-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $114 thousand.

For the three months ended March 31, 2013, there were gross realized gains of $230 thousand and gross realized losses of $4 thousand.   The net realized gains during 2013 were a result of the following:

·

The Company sold approximately $5.4 million in book value of available for sale asset-backed securities and corporate bonds, resulting in pre-tax gains of approximately $227 thousand, and $60 thousand in equity securities resulting in pre-tax gains of $3 thousand.

Pledged Securities

Securities with a carrying value of $72.2 million and $74.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $18.3 million and $19.9 million pledged against Government deposits at March 31, 2014 and December 31, 2013, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2014 and December 31, 2013:

(In thousands)	March 31, 2014	December 31, 2013
SBA loans held for investment	$47,737	$48,918
SBA 504 loans	33,550	31,564
Commercial loans
Commercial other	35,959	37,611
Commercial real estate	325,131	317,471
Commercial real estate construction	7,819	8,258
Residential mortgage loans	180,129	182,067
Consumer loans
Home equity	44,922	43,704
Consumer other	2,187	2,435
Total loans held for investment	$677,434	$672,028
SBA loans held for sale	6,517	6,673
Total loans	$683,951	$678,701

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2014:

	March 31, 2014
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$42,260	$2,083	$3,394	$47,737
SBA 504 loans	23,403	9,504	643	33,550
Commercial loans
Commercial other	29,226	1,479	5,254	35,959
Commercial real estate	303,528	21,262	341	325,131
Commercial real estate construction	7,642	-	177	7,819
Total commercial loans	340,396	22,741	5,772	368,909
Total SBA, SBA 504 and commercial loans	$406,059	$34,328	$9,809	$450,196

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$175,141	$4,988	$180,129
Consumer loans
Home equity		43,538	1,384	44,922
Consumer other		2,187	-	2,187
Total consumer loans		45,725	1,384	47,109
Total residential mortgage and consumer loans		$220,866	$6,372	$227,238

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2013:

	December 31, 2013
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$43,778	$2,035	$3,105	$48,918
SBA 504 loans	20,641	9,595	1,328	31,564
Commercial loans
Commercial other	34,946	1,499	1,166	37,611
Commercial real estate	289,220	21,137	7,114	317,471
Commercial real estate construction	8,081	-	177	8,258
Total commercial loans	332,247	22,636	8,457	363,340
Total SBA, SBA 504 and commercial loans	$396,666	$34,266	$12,890	$443,822

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$176,340	$5,727	$182,067
Consumer loans
Home equity		42,029	1,675	43,704
Consumer other		2,430	5	2,435
Total consumer loans		44,459	1,680	46,139
Total residential mortgage and consumer loans		$220,799	$7,407	$228,206

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,531	$-	$-	$3,876	$5,407	$42,330	$47,737
SBA 504 loans	-	-	-	424	424	33,126	33,550
Commercial loans
Commercial other	7	-	-	67	74	35,885	35,959
Commercial real estate	155	-	-	1,130	1,285	323,846	325,131
Commercial real estate construction	938	-	-	177	1,115	6,704	7,819
Residential mortgage loans	1,218	278	5	4,988	6,489	173,640	180,129
Consumer loans
Home equity	311	94	-	1,384	1,789	43,133	44,922
Consumer other	8	-	-	-	8	2,179	2,187
Total loans held for investment	$4,168	$372	$5	$12,046	$16,591	$660,843	$677,434
SBA loans held for sale	60	-	-	-	60	6,457	6,517
Total loans	$4,228	$372	$5	$12,046	$16,651	$667,300	$683,951

(1)

At March 31, 2014, nonaccrual loans included $448 thousand of troubled debt restructurings ("TDRs") and $1.3 million of loans guaranteed by the SBA.  The remaining $7.4 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2013
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$4,314	$264	$-	$2,746	$7,324	$41,594	$48,918
SBA 504 loans	-	-	-	1,101	1,101	30,463	31,564
Commercial loans
Commercial other	123	-	-	67	190	37,421	37,611
Commercial real estate	347	190	14	3,785	4,336	313,135	317,471
Commercial real estate construction	-	-	-	177	177	8,081	8,258
Residential mortgage loans	3,050	-	5	5,727	8,782	173,285	182,067
Consumer loans
Home equity	142	69	-	1,675	1,886	41,818	43,704
Consumer other	9	1	-	5	15	2,420	2,435
Total loans held for investment	$7,985	$524	$19	$15,283	$23,811	$648,217	$672,028
SBA loans held for sale	65	-	-	-	65	6,608	6,673
Total loans	$8,050	$524	$19	$15,283	$23,876	$654,825	$678,701

(1)

At December 31, 2013, nonaccrual loans included $467 thousand of TDRs and $540 thousand of loans guaranteed by the SBA.  The remaining $7.5 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans individually evaluated for impairment and troubled debt restructurings.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.  Impairment is evaluated on an individual basis for SBA, SBA 504, and commercial loans.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2014:

	March 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$683	$460	$-
SBA 504 loans	2,237	2,237	-
Commercial loans
Commercial other	56	55	-
Commercial real estate	5,493	5,463	-
Total commercial loans	5,549	5,518	-
Total impaired loans with no related allowance	8,469	8,215	-

With an allowance:
SBA loans held for investment (1)	2,802	2,626	925
Commercial loans
Commercial other	24	12	12
Commercial real estate	787	687	166
Commercial real estate construction	202	177	36
Total commercial loans	1,013	876	214
Total impaired loans with a related allowance	3,815	3,502	1,139

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,485	3,086	925
SBA 504 loans	2,237	2,237	-
Commercial loans
Commercial other	80	67	12
Commercial real estate	6,280	6,150	166
Commercial real estate construction	202	177	36
Total commercial loans	6,562	6,394	214
Total individually evaluated impaired loans	$12,284	$11,717	$1,139

(1)	Balances are reduced by amount guaranteed by the SBA of $1.3 million at March 31, 2014.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2013:

	December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,123	$835	$-
SBA 504 loans	2,251	2,251	-
Commercial loans
Commercial other	56	55	-
Commercial real estate	6,116	5,969	-
Total commercial loans	6,172	6,024	-
Total impaired loans with no related allowance	9,546	9,110	-

With an allowance:
SBA loans held for investment (1)	2,282	1,905	831
SBA 504 loans	1,277	677	29
Commercial loans
Commercial other	24	12	12
Commercial real estate	3,557	2,907	230
Commercial real estate construction	202	177	36
Total commercial loans	3,783	3,096	278
Total impaired loans with a related allowance	7,342	5,678	1,138

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,405	2,740	831
SBA 504 loans	3,528	2,928	29
Commercial loans
Commercial other	80	67	12
Commercial real estate	9,673	8,876	230
Commercial real estate construction	202	177	36
Total commercial loans	9,955	9,120	278
Total individually evaluated impaired loans	$16,888	$14,788	$1,138

(1)	Balances are reduced by amount guaranteed by the SBA of $540 thousand at December 31, 2013.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2014 and 2013.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing troubled debt restructurings and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2014		2013
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$3,050	$36	$3,542	$57
SBA 504 loans	2,698	27	7,485	88
Commercial loans
Commercial other	67	1	2,042	61
Commercial real estate	8,031	74	11,026	83
Commercial real estate construction	177	-	135	-
Total	$14,023	$138	$24,230	$289

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $820 thousand and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

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

TDRs of $7.8 million and $7.9 million are included in the impaired loan numbers as of March 31, 2014 and December 31, 2013, respectively.  Specific reserves for these TDRs were $467 thousand and $363 thousand as of March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, $448 thousand of TDRs were in nonaccrual status, compared to $467 thousand at December 31, 2013.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

The following table details loans modified during the three months ended March 31, 2014 and 2013, including the number of modifications and the recorded investment at the time of the modification.

	For the three months ended March 31,
	2014		2013
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Number of contracts	Recorded investment at time of modification
Commercial real estate	$-	$-	$1	$2,684
Total	$-	$-	$1	$2,684

There were no loans modified as a TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended March 31, 2014 or 2013.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.   There were no TDR modifications done during the three months ended March 31, 2014.  The following table shows the types of modifications done during the three months ended March 31, 2013, with the respective loan balances as of the period ending:

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Within the five-year historical net charge-off rate, the Company weights the past three years more heavily as it believes it is more indicative of future charge-offs.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.    The unallocated portion of the allowance increased due to changes in environmental factors such as charge-off and recovery trends and improvements in industry conditions.

The following tables detail the activity in the allowance for loan losses by porfolio segment for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Charge-offs	(53)	(92)	(454)	(172)	(179)	-	(950)
Recoveries	7	-	9	-	-	-	16
Net charge-offs	(46)	(92)	(445)	(172)	(179)	-	(934)
Provision for loan losses charged to expense	(195)	82	7	102	311	293	600
Balance, end of period	$2,346	$947	$6,402	$2,062	$705	$345	$12,807

	For the three months ended March 31, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Charge-offs	(570)	(200)	(375)	(125)	(59)	-	(1,329)
Recoveries	137	25	101	2	1	-	266
Net charge-offs	(433)	(175)	(274)	(123)	(58)	-	(1,063)
Provision for loan losses charged to expense	463	159	62	231	90	(355)	650
Balance, end of period	$3,408	$1,296	$6,879	$1,877	$556	$329	$14,345

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$925	$-	$214	$-	$-	$-	$1,139
Collectively evaluated for impairment	1,421	947	6,188	2,062	705	345	11,668
Total	$2,346	$947	$6,402	$2,062	$705	$345	$12,807
Loan ending balances:
Individually evaluated for impairment	$3,086	$2,237	$6,394	$-	$-	$-	$11,717
Collectively evaluated for impairment	44,651	31,313	362,515	180,129	47,109	-	665,717
Total	$47,737	$33,550	$368,909	$180,129	$47,109	$-	$677,434

	December 31, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$831	$29	$278	$-	$-	$-	$1,138
Collectively evaluated for impairment	1,756	928	6,562	2,132	573	52	12,003
Total	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Loan ending balances:
Individually evaluated for impairment	$2,740	$2,928	$9,120	$-	$-	$-	$14,788
Collectively evaluated for impairment	46,178	28,636	354,220	182,067	46,139	-	657,240
Total	$48,918	$31,564	$363,340	$182,067	$46,139	$-	$672,028

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2014, a $120 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $103 thousand commitment reserve at December 31, 2013.

Note 10.  New Accounting Pronouncements

ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 clarifies that a in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU 2014-04 requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  An entity can elect to adopt the amendments using either a modified retrospective transition method or prospective transition method.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments.

ITEM 2Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2013 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

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

Earnings Summary

Net income available to common shareholders totaled $1.3 million, or $0.17 per diluted share for the quarter ended March 31, 2014, a 62.4 percent increase compared to $796 thousand, or $0.10 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.59% and 9.06%, respectively, compared to 0.59% and 5.65% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include expansion of our in-market loan and deposit relationships, improving credit quality and core earnings growth.

First quarter highlights include:

×	Loan growth of 0.8% since December 31, 2013 – 1.5% growth in commercial and 6.3% growth in SBA 504 loans.
×	Deposit growth of 3.9% since December 31, 2013 – 26.4% growth in noninterest bearing deposits.
×	Core earnings growth - Net interest income increased 8.9% compared to the prior year’s quarter due to strong commercial and residential loan portfolio growth.
×	A wider net interest margin of 3.57% compared to 3.52% in the prior year’s quarter.
×	Improved credit quality metrics due to decreased nonperforming loans and lower net charge-offs this quarter compared to the prior year’s quarter.
×	Increased the dividend to common shareholders.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2014	2013
Net income per common share - Basic (1)	$0.17	$0.11
Net income per common share - Diluted (1)	$0.17	$0.10
Return on average assets	0.59%	0.59%
Return on average equity (2)	9.06%	5.65%
Efficiency ratio	71.91%	73.91%

(1)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).

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

During the quarter ended March 31, 2014, tax-equivalent net interest income amounted to $7.3 million, an increase of $590 thousand or 8.7 percent when compared to the same period in 2013.  This increase was the result of the growth in commercial and residential mortgage loans over the past year.  As a result, the net interest margin increased 5 basis points to 3.57 percent for the quarter ended March 31, 2014, compared to 3.52 percent for the same period in 2013.  The net interest spread was 3.38 percent for the first quarter of 2014, a 9 basis point increase compared to the same period in 2013.

During the three months ended March 31, 2014, tax-equivalent interest income was $9.1 million, an increase of  $702 thousand or 8.4 percent when compared to the same period in the prior year.  This increase was driven by the increase in average loans, partially offset by a lower average yield on the loan portfolio:

×

Of the $702 thousand net increase in interest income on a tax-equivalent basis, $943 thousand of the increase was due to the increased average volume of loans, less $241 thousand in reduced interest income due to reduced yields on the loan portfolio.

×

The average volume of interest-earning assets increased $55.2 million to $833.5 million for the first quarter of 2014 compared to $778.4 million for the same period in 2013.   This was due primarily to an $84.5 million increase in average loans, primarily commercial and residential mortgage loans, partially off by a $20.5 million decrease in federal funds sold and interest-bearing deposits and an $8.9 million decrease in average investment securities.

×

The yield on interest-earning assets increased 6 basis points to 4.39 percent for the three months ended March 31, 2014 when compared to the same period in 2013.  This was due to increased yields on our investment portfolio as a result of an early payoff on a FNMA DUS Bond and from FHLB stock. The yield on our loan portfolio declined 24 basis points to 4.39 percent.

Total interest expense was $1.7 million for the three months ended March 31, 2014, an increase of $112 thousand or 6.9 percent compared to the same period in 2013.  This increase was driven by the increase in average time deposits, partially offset by lower rates on these deposits compared to a year ago:

×

Of the $112 thousand increase in interest expense, $291 thousand of the increase was due to an increase in the volume of average interest-bearing liabilities, primarily time deposits, partially offset by a $179 thousand decrease due to the decrease in the rates paid on interest-bearing liabilities.

×

Interest-bearing liabilities averaged $693.9 million for the first quarter of 2014, an increase of $66.6 million or 10.6 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average time deposits and interest-bearing demand deposits, partially offset by a decrease in average savings deposits.

×

The average cost of interest-bearing liabilities decreased 3 basis points to 1.01 percent.  The cost of interest-bearing deposits increased 1 basis point to 0.63 percent for the first quarter of 2014 and the cost of borrowed funds and subordinated debentures decreased 4 basis points to 3.50 percent.

Our net interest income continues to be impacted by the sustained low interest rate environment. The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board forecasts the overnight federal funds rate will continue to remain at 25 basis points through late 2015. This rate environment has resulted in a tighter net interest margin as our earning assets continue to re-price at lower rates. Partially offsetting these declines are lower funding costs; however, the reduction in yield on earning assets is anticipated to exceed the benefits of further declines in the cost of funds from already low levels.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$42,029	$9	0.09%	$62,530	$14	0.09%
Federal Home Loan Bank stock	3,988	47	4.78	3,989	44	4.47
Securities:
Taxable	92,808	726	3.13	100,062	647	2.59
Tax-exempt	16,841	155	3.68	18,475	178	3.85
Total securities (A)	109,649	881	3.21	118,537	825	2.79
Loans:
SBA loans	54,790	583	4.26	65,386	777	4.75
SBA 504 loans	31,719	399	5.10	41,135	651	6.42
Commercial loans	364,343	4,601	5.12	304,790	4,001	5.32
Residential mortgage loans	181,058	2,058	4.55	135,886	1,550	4.56
Consumer loans	45,939	495	4.37	46,111	509	4.48
Total loans (B)	677,849	8,136	4.85	593,308	7,488	5.09
Total interest-earning assets	$833,515	$9,073	4.39%	$778,364	$8,371	4.33%

Noninterest-earning assets:
Cash and due from banks	23,389			19,737
Allowance for loan losses	(13,410)			(14,998)
Other assets	43,599			37,905
Total noninterest-earning assets	53,578			42,644
Total assets	$887,093			$821,008

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$131,187	$111	0.34%	$118,668	$101	0.35%
Savings deposits	266,321	182	0.28	295,520	177	0.24
Time deposits	205,130	644	1.27	122,695	546	1.80
Total interest-bearing deposits	602,638	937	0.63	536,883	824	0.62
Borrowed funds and subordinated debentures	91,265	799	3.50	90,465	800	3.54
Total interest-bearing liabilities	$693,903	$1,736	1.01%	$627,348	$1,624	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	132,167			113,000
Other liabilities	3,169			3,242
Total noninterest-bearing liabilities	135,336			116,242
Total shareholders' equity	57,854			77,418
Total liabilities and shareholders' equity	$887,093			$821,008

Net interest spread		$7,337	3.38%		$6,747	3.29%
Tax-equivalent basis adjustment		(50)			(58)
Net interest income		$7,287			$6,689
Net interest margin			3.57%			3.52%

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

	For the three months ended March 31, 2014 versus March 31, 2013
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(5)	$-	$(5)
Federal Home Loan Bank stock	-	3	3
Securities	(64)	120	56
Loans	1,012	(364)	648
Total interest income	$943	$(241)	$702
Interest expense:
Demand deposits	$13	$(3)	$10
Savings deposits	(20)	25	5
Time deposits	291	(193)	98
Total interest-bearing deposits	284	(171)	113
Borrowed funds and subordinated debentures	7	(8)	(1)
Total interest expense	291	(179)	112
Net interest income - fully tax-equivalent	$652	$(62)	$590
Decrease in tax-equivalent adjustment			8
Net interest income			$598

Provision for Loan Losses

The provision for loan losses totaled $600 thousand for the three months ended March 31, 2014, compared to $650  thousand for the three months ended March  31,  2013.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  The reduced provision reflects a lower level of net charge-offs for the quarter and year-to-date periods, as well as a lower level of nonperforming assets.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(In thousands)	2014	2013
Branch fee income	$377	$347
Service and loan fee income	295	304
Gain on sale of SBA loans held for sale, net	83	241
Gain on sale of mortgage loans, net	365	477
BOLI income	96	70
Net security gains	110	226
Other income	200	160
Total noninterest income	$1,526	$1,825

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended March 31, 2014, noninterest income amounted to $1.5 million, a decrease of $299 thousand from the prior year period.  The decrease was driven by a reduced volume of sales of residential mortgage loans and SBA loans and lower levels of security gains realized.

Changes in our noninterest income for the three months ended March 31, 2014 versus 2013 reflect:

·	Branch fee income, which consists of deposit service charges and overdraft fees, increased $30 thousand, when compared to the same period in 2013 due to increased overdraft fees.
·

Service and loan fee income decreased $9 thousand when compared to the same periods in the prior year, due to lower SBA servicing income and prepayment penalties, partially offset by increased payoff charges and processing fee income.

·	SBA loan sales amounted to $928 thousand with net gains on sale of $83 thousand for the quarter, compared to $2.3 million sold and a gain of $241 thousand in the prior year’s quarter.
·

Gains on sales of residential mortgage loans decreased $112 thousand when compared to the same period in the prior year.  During the quarter, $17.4 million in residential mortgage loans were sold at a gain of $365 thousand, compared to $22.6 million sold at a gain of $477 thousand during the prior year’s quarter.  Approximately, $7.5 million of the sold loans were from our portfolio, with the remainder consisting of new production.  Net gains on mortgage servicing assets were approximately $145 thousand during the quarter.

·	BOLI income increased $26 thousand to $96 thousand for the three months ended March 31, 2014, compared to $70 thousand in the prior year’s quarter.
·

Net realized gains on the sale of securities amounted to $110 thousand, compared to net gains of $226 thousand for the same period in the prior year.  For additional information, see Note 7 - Securities.

·

Other income, which includes check card related income and miscellaneous service charges, increased $40 thousand, when compared to the same periods in the prior year, primarily due to an increase in VISA check card interchange and other OREO noninterest income.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(In thousands)	2014	2013
Compensation and benefits	$3,217	$3,176
Occupancy	659	694
Processing and communications	582	561
Furniture and equipment	357	365
Professional services	211	190
Loan costs	170	177
OREO expenses	247	127
Deposit insurance	178	149
Advertising	151	120
Other expenses	486	567
Total noninterest expense	$6,258	$6,126

Noninterest expense totaled $6.3 million and $6.1 million for the three months ended March 31, 2014 and 2013, respectively.

Changes in noninterest expense for the three months ended March 31, 2014 versus 2013 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $41 thousand, due to merit increases, bonus accrual and benefits expenses, partially offset by decreased mortgage commissions.

·

Occupancy expense decreased $35 thousand due to the reduction in lease and leasehold depreciation expense related to the three branch sites that were purchased a year ago.  These savings were partially offset by the increase in snow removal expenses.

·	Processing and communications expenses increased $21 thousand, primarily due to increased data processing expense and internet expense.
·

Furniture and equipment expense decreased $8 thousand, primarily due to decreased depreciation expense on furniture and equipment and software, partially offset by increased equipment maintenance expense.

·	Professional service fees increased $21 thousand for the three months ended March 31, 2014, primarily due to increased audit related expenses.
·	Loan costs decreased $7 thousand, due to lower property tax expense and appraisal costs, offset by higher forced place insurance and loan legal expenses.
·

OREO expenses increased $120 thousand when compared to the same period in the prior year. OREO expenses remain elevated as we work through the collection process and incur expenses such as maintenance expenses, delinquent taxes, and losses on sale of OREO.

·	Deposit insurance expense increased $29 thousand when compared to the same period in the prior year due to the Company’s growth in assets.
·	Advertising expense increased $31 thousand for the quarter due to increased marketing expense and community relations expenses.
·	Other expenses decreased $81 thousand for the quarter due to lower employee recruiter fees, director fees, printing and office supplies and provision for loan commitments.

Income Tax Expense

For the quarter ended March 31, 2014, the Company reported income tax expense of $662 thousand for an effective tax rate of 33.9 percent, compared to an income tax expense of $538 thousand and effective tax rate of 31.0 percent for the prior year’s quarter.    The increase was due to state tax payments, which are generally paid in the first quarter.

Financial Condition at March 31, 2014

Total assets increased $40.1 million or 4.3 percent, to $961.2 million at March 31, 2014, compared to $921.1 million at December 31, 2013. This increase was primarily due to increases of $28.8 million in cash and cash equivalents, $5.3 million in loans, and $1.9 million in securities.  Total deposits increased $28.9 million, due to the increase of $36.0 million in noninterest-bearing demand deposits, $3.5 million in interest-bearing demand deposits, and $2.8 million in time deposits, partially offset by a decrease of $13.4 million in savings deposits.  The increase in noninterest-bearing demand deposits was due to a $30.0 million short-term deposit from one customer on March 31, 2014, of which $25.0 million was wired out on April 4, 2014.   Borrowed funds increased $8.0 million over year-end 2013.  There were no changes to subordinated debentures.  Total shareholders’ equity increased $1.6 million over year-end 2013, primarily due to retained earnings.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $86.2 million at March 31, 2014, an increase of $5.0 million or 6.2 percent, compared to $81.1 million at December 31, 2013.  This net increase was the result of:

·	$9.9 million in purchases, consisting primarily of mortgage-backed securities, one corporate bond and one agency security, and
·

$510 thousand of appreciation in the market value of the portfolio.  At March 31, 2014, the portfolio had net unrealized losses of $269 thousand compared to net unrealized losses of $778 thousand at December 31, 2013.  These net unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss), partially offset by

·	$2.8 million in sales net of realized gains, which consisted of municipal securities, one asset-backed security, and one mortgage-backed security,
·	$2.5 million in principal payments, maturities and called bonds, and
·	$114 thousand in net amortization of premiums.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.9 years at March 31, 2014 and 5.4 years at December 31, 2013.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $23.3 million at March 31, 2014, a decrease of $3.1 million or 11.7 percent, from year-end 2013.  This decrease was the result of:

·	$3.1 million in principal payments and maturities, and
·	$16 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.8 years and 8.5 years at March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, the fair value of HTM securities was $22.7 million and $25.5 million, respectively.

The average balance of taxable securities amounted to $92.8 million for the three months ended March 31, 2014, compared to $100.1 million for the same period in 2013. The average yield earned on taxable securities increased 54 basis points, to 3.13 percent for the three months ended March 31, 2014, from 2.59 percent for the same period in the prior year. The change in yield was related to the early prepayment of $105 thousand on a FNMA DUS bond.  The average balance of tax-exempt securities amounted to $16.8 million for the three months ended March 31, 2014, compared to $18.5 million for the same period in 2013. The average yield earned on tax-exempt securities decreased 17 basis points, to 3.68 percent for the three months ended March 31, 2014, from 3.85 percent for the same period in 2013.

Securities with a carrying value of $72.2 million and $74.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at March 31, 2014.

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

Total loans increased $5.3 million or 0.8 percent to $684.0 million at March 31, 2014, compared to $678.7 million at year-end 2013.  Commercial loans, SBA 504 loans, and consumer loans increased $5.6 million, $2.0 million, and $970 thousand, respectively, partially offset by declines of $1.9 million and $1.3 million in residential mortgages and SBA loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$47,737	7.0%	$48,918	7.2%
SBA 504 loans	33,550	4.9	31,564	4.7
Commercial loans	368,909	53.9	363,340	53.5
Residential mortgage loans	180,129	26.3	182,067	26.8
Consumer loans	47,109	6.9	46,139	6.8
Total loans held for investment	677,434	99.0	672,028	99.0
SBA loans held for sale	6,517	1.0	6,673	1.0
Total loans	$683,951	100.0%	$678,701	100.0%

Average loans increased $84.5 million or 14.2 percent from $593.3 million for the three months ended March  31,  2013, to $677.8 million for the same period in 2014.  The increase in average loans was due to increases in commercial and residential mortgage loans, partially offset by declines in all other portfolio types.  The yield on the overall loan portfolio fell 24 basis points to 4.85 percent for the three months ended March 31, 2014, compared to 5.09 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made for the purposes of providing working capital or financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the SBA provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start up businesses where there is no history or financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portion of the Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $6.5 million at March 31, 2014, a decrease of $156 thousand from $6.7 million December 31, 2013. SBA 7(a) loans held to maturity amounted to $47.7 million at March 31, 2014, a decrease of $1.2 million from $48.9 million at December 31, 2013. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 4.26 percent for the three months ended March 31, 2014, compared to 4.75 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $95.1 million and $96.4 million in SBA loans were sold but serviced by the Company at March 31, 2014 and December 31, 2013, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination. At March 31, 2014, SBA 504 loans totaled $33.6 million, an increase of $2.0 million from $31.6 million at December 31, 2013. The yield on SBA 504 loans decreased 132 basis points to 5.10 percent for the three months ended March 31, 2014, from 6.42 percent for the same period in 2013.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $368.9 million at

March 31, 2014, an increase of $5.6 million from year-end 2013. The yield on commercial loans was 5.12 percent for the three months ended March 31, 2014, compared to 5.32 percent for the same period in 2013.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $180.1 million at March 31, 2014, a decrease of $1.9 million from year-end 2013. Sales of mortgage loans totaled $17.4 million for the three months ended March 31, 2014.  Approximately, $7.5 million of the sold loans were from our portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.55 percent for the three months ended March 31, 2014, compared to 4.56 percent for the same period in 2013.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $47.1 million, an increase of $970 thousand from year-end 2013. The yield on consumer loans was 4.37 percent for the three months ended March 31, 2014, compared to 4.48 percent for the three months ended March 31, 2013.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2014 and December 31, 2013,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

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

At March 31, 2014, there were ten loans totaling $7.8 million that were classified as TDRs by the Company and deemed impaired, compared to ten loans totaling $7.9 million at December 31, 2013.  Nonperforming loans included $448 thousand of TDRs as of March 31, 2014, compared to $467 thousand at December 31, 2013.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$530	$448	$978	$534	$467	$1,001
SBA 504 loans	1,813	-	1,813	1,827	-	1,827
Commercial real estate	5,020	-	5,020	5,091	-	5,091
Total	$7,363	$448	$7,811	$7,452	$467	$7,919

Through March 31, 2014, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through March 31, 2014:

	March 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$21	$-	$-	$21
Interest only with reduced interest rate	-	-	2,684	2,684
Interest only with nominal principal	94	-	-	94
Interest with extra principal	-	-	1,479	1,479
Previously modified back to original terms	863	1,813	857	3,533
Total TDRs	$978	$1,813	$5,020	$7,811

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonperforming by category:
SBA loans held for investment (1)	$3,876	$2,746	$4,441
SBA 504 loans	424	1,101	1,235
Commercial loans	1,374	4,029	4,372
Residential mortgage loans	4,988	5,727	4,554
Consumer loans	1,384	1,680	302
Total nonperforming loans (2)	$12,046	$15,283	$14,904
OREO	2,467	633	1,052
Total nonperforming assets	$14,513	$15,916	$15,956
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$-	$-	$212
SBA 504 loans	-	-	415
Commercial loans	-	14	-
Residential mortgage loans	5	5	4
Consumer loans	-	-	1
Total past due 90 days or more and still accruing interest	$5	$19	$632
Nonperforming loans to total loans	1.76%	2.25%	2.50%
Nonperforming loans and TDRs to total loans (3)	2.84	3.35	5.02
Nonperforming assets to total loans and OREO	2.11	2.34	2.67
Nonperforming assets to total assets	1.51	1.73	1.93
(1) Guaranteed SBA loans included above	$1,320	$540	$1,863
(2) Nonperforming TDRs included above	448	467	1,084
(3) Performing TDRs	7,363	7,452	15,068

Nonperforming loans were $12.0 million at March 31, 2014, a $3.2 million decrease from $15.3 million at year-end 2013 and a $2.9 million decrease from $14.9 million at March 31, 2013.  Since year-end 2013, nonperforming loans in all segments decreased, except SBA loans held for investment.  Included in nonperforming loans at March 31, 2014 are approximately $1.3 million of loans guaranteed by the SBA, compared to $540 thousand at December 31, 2013 and $1.8 million at March 31, 2013.  In addition, there were $5 thousand in loans past due 90 days or more and still accruing interest at March 31, 2014, compared to $19 thousand and $632 thousand at December 31, 2013 and March 31, 2013, respectively.

Other real estate owned (“OREO”) properties totaled $2.5 million at March 31, 2014, an increase of $1.8 million from $633 thousand at year-end 2013.  During the three months ended March 31, 2014, the Company took title to four new properties totaling $2.4 million and there were no valuation writedowns.  Three OREO properties were sold, resulting in a net loss of $128 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $9.3 million at March 31, 2014, an increase of $3.5 million from $5.7 million at December 31, 2013.  The increase is due to the addition of four loans totaling $5.3 million during the year, partially offset by the removal of two loans totaling $1.4 million.

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

Beginning in 2013 and continuing in 2014, the Company has decreased its loan loss provision in response to improvements in the inherent credit risk within its loan portfolio.  The improved inherent credit risk was evidenced by a decrease in delinquent and nonperforming loans, as the economy continued to improve.

The allowance for loan losses totaled $12.8 million at March 31, 2014, compared to $14.3 million March 31, 2013 with resulting allowance to total loan ratios of 1.87 percent, and 2.40 percent, respectively.  Net charge-offs amounted to $934 thousand for the three months ended March 31, 2014, compared to $1.1 million for the same period in 2013.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2014	2013
Balance, beginning of period	$13,141	$14,758
Provision for loan losses charged to expense	600	650
Less: Chargeoffs
SBA loans held for investment	53	570
SBA 504 loans	92	200
Commercial loans	454	375
Residential mortgage loans	172	125
Consumer loans	179	59
Total chargeoffs	950	1,329
Add: Recoveries
SBA loans held for investment	7	137
SBA 504 loans	-	25
Commercial loans	9	101
Residential mortgage loans	-	2
Consumer loans	-	1
Total recoveries	16	266
Net chargeoffs	934	1,063
Balance, end of period	$12,807	$14,345
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	0.34%	2.69%
SBA 504 loans	1.18	1.73
Commercial loans	0.50	0.36
Residential mortgage loans	0.39	0.37
Consumer loans	1.58	0.51
Total loans	0.56	0.73
Allowance to total loans	1.87	2.40
Allowance to nonperforming loans	106.32	96.25

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2014, a $120 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to an  $103 thousand commitment reserve at December 31, 2013.

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

Total deposits increased $28.9 million to $767.6 million at March 31, 2014, from $738.7 million at December 31, 2013.  This increase in deposits was due to increases of $36.0 million in noninterest-bearing demand deposits, $3.5 million in interest-bearing demand deposits, and $2.8 million in time deposits, partially offset a decrease of $13.4 million in savings deposits.  The increase in noninterest-bearing demand deposits was due to a $30.0 million short-term deposit that came into the Bank on March 31, 2014, of which $25.0 million was wired out on April 4, 2014. The decrease in savings deposits was due to a decline of $14.1 million in municipal savings deposits from year-end.

The Company’s deposit composition at March 31, 2014, consisted of 33.0 percent savings deposits, 27.1 percent time deposits, 22.4 percent noninterest-bearing demand deposits and 17.5 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $130.5 million and $122.5 million at March 31, 2014 and December 31, 2013, respectively, and are broken down in the following table:

(In thousands)	March 31, 2014	December 31, 2013
FHLB borrowings:
Fixed rate advances	$30,000	$30,000
Overnight advances	40,000	32,000
Repurchase agreements	30,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At March 31, 2014, the Company had $58.2 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2014, is a decline of 0.88 percent in a rising-rate environment and an increase of 0.29 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2014 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2013, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.09 percent in a rising-rate environment and an increase of 0.45 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2014, the balance of cash and cash equivalents was $128.2 million, an increase of $28.8 million from December 31, 2013.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $2.1 million and $2.0 million in net cash for the three months ended March 31, 2014 and 2013, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $10.2 million and $19.3 million in net cash for the three months ended March 31, 2014 and 2013, respectively.  Cash was primarily used to purchase securities, and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $86.0 million and $81.0 million at March 31, 2014 and December 31, 2013, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $13.9 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $6.5 million and $6.7 million at March 31, 2014 and December 31, 2013, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $120.2 million to its borrowers as of March 31, 2014, compared to $103.2 million at December 31, 2013.  At March 31, 2014, $43.5 million of these commitments expire within one year, compared to $45.6 million at December 31, 2013.  The Company had $1.4 million in standby letters of credit at both March 31, 2014 and December 31, 2013, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $36.8 million in net cash for the three months ended March 31, 2014, compared to $3.1 million for the same period in the prior year, primarily due to an increase in the Company’s deposits and proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of March 31, 2014, deposits included $70.4 million of Government deposits, as compared to $82.5 million at year-end 2013. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $65.0 million of deposits from nine municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $100.0 million and $92.0 million as of March 31, 2014 and December 31, 2013, respectively.  Third party repurchase agreements totaled $15.0 million as of both March 31, 2014 and December 31, 2013.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2014, pledging provided an additional $46.7 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

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

At March 31, 2014, the Parent Company had $712 thousand in cash and cash equivalents and $177 thousand in investment securities valued at fair market value, compared to $724 thousand in cash and cash equivalents and $167 thousand in investment securities at December 31, 2013.

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

On April 15, 2014, the Company filed an S-1 registration statement announcing a common stock rights offering to existing shareholders.  This purpose of this rights offering is to provide the Company with additional capital to grow its earning assets.  The offering is expected to be completed late in the second quarter or early in the third quarter.

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of March 31, 2014
Leverage ratio	$72,535	8.19%	≥ $	35,443	4.00%	N/A	N/A
Tier I risk-based capital ratio	72,535	10.77		26,942	4.00	N/A	N/A
Total risk-based capital ratio	81,010	12.03		53,884	8.00	N/A	N/A
As of December 31, 2013
Leverage ratio	$70,852	8.08%	≥ $	35,084	4.00%	N/A	N/A
Tier I risk-based capital ratio	70,852	10.74		26,400	4.00	N/A	N/A
Total risk-based capital ratio	79,164	11.99		52,800	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2014
Leverage ratio	$63,177	7.14%	≥ $	35,417	4.00%	≥ $	44,272	5.00%
Tier I risk-based capital ratio	63,177	9.39		26,915	4.00		40,373	6.00
Total risk-based capital ratio	80,144	11.91		53,831	8.00		67,288	10.00
As of December 31, 2013
Leverage ratio	$61,493	7.02%	≥ $	35,058	4.00%	≥ $	43,823	5.00%
Tier I risk-based capital ratio	61,493	9.33		26,373	4.00		39,560	6.00
Total risk-based capital ratio	78,296	11.88		52,747	8.00		65,933	10.00

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

Shareholders’ Equity

Shareholders’ equity increased  $1.6 million to $58.8 million at March 31, 2014 compared to $57.2 million at December 31, 2013. Items impacting shareholders’ equity included net income of $1.3 million, $174 thousand from the issuance of common stock under employee benefit plans, and a $310 thousand increase in other comprehensive income related to unrealized gains on available for sale securities, partially offset by a decrease of $140 thousand in dividends accrued on common stock. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three month periods ended March 31, 2014 or 2013.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2014, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of March 31, 2014 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2013.

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

UNITY BANCORP, INC.

Dated: May 9, 2014	/s/ Alan J. Bedner, Jr.
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