Form 10-Q
period 2014-06-30
UNITY BANCORP INC /NJ/
filed 2014-08-08
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2014 common stock, no par value: 7,607,133 shares outstanding

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$35,197	$24,272
Federal funds sold and interest-bearing deposits	60,141	75,132
Cash and cash equivalents	95,338	99,404
Securities:
Securities available for sale	68,734	81,133
Securities held to maturity (fair value of $21,591 and $25,549, respectively)	21,736	26,381
Total securities	90,470	107,514
Loans:
SBA loans held for sale	6,444	6,673
SBA loans held for investment	46,890	48,918
SBA 504 loans	34,452	31,564
Commercial loans	375,976	363,340
Residential mortgage loans	196,184	182,067
Consumer loans	48,943	46,139
Total loans	708,889	678,701
Allowance for loan losses	(12,858)	(13,141)
Net loans	696,031	665,560
Premises and equipment, net	15,469	15,672
Bank owned life insurance ("BOLI")	12,941	12,749
Deferred tax assets	6,149	6,752
Federal Home Loan Bank stock	6,378	5,392
Accrued interest receivable	3,283	3,272
Other real estate owned ("OREO")	1,115	633
Goodwill and other intangibles	1,516	1,516
Other assets	3,724	2,654
Total assets	$932,414	$921,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$144,848	$136,035
Interest-bearing demand deposits	110,590	130,806
Savings deposits	256,991	266,503
Time deposits, under $100,000	114,605	108,258
Time deposits, $100,000 and over	101,049	97,096
Total deposits	728,083	738,698
Borrowed funds	125,000	107,000
Subordinated debentures	15,465	15,465
Accrued interest payable	466	454
Accrued expenses and other liabilities	2,923	2,328
Total liabilities	871,937	863,945
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	52,356	52,051
Retained earnings	8,114	5,598
Accumulated other comprehensive income (loss)	7	(476)
Total shareholders' equity	60,477	57,173
Total liabilities and shareholders' equity	$932,414	$921,118

Issued and outstanding common shares	7,607	7,577

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$10	$7	$19	$22
Federal Home Loan Bank stock	40	35	87	78
Securities:
Taxable	552	620	1,278	1,267
Tax-exempt	90	125	195	245
Total securities	642	745	1,473	1,512
Loans:
SBA loans	643	778	1,226	1,555
SBA 504 loans	433	441	832	1,092
Commercial loans	4,738	4,250	9,340	8,251
Residential mortgage loans	2,052	1,649	4,110	3,199
Consumer loans	544	496	1,039	1,005
Total loans	8,410	7,614	16,547	15,102
Total interest income	9,102	8,401	18,126	16,714
INTEREST EXPENSE
Interest-bearing demand deposits	109	90	220	191
Savings deposits	188	164	370	340
Time deposits	693	537	1,337	1,083
Borrowed funds and subordinated debentures	807	808	1,606	1,609
Total interest expense	1,797	1,599	3,533	3,223
Net interest income	7,305	6,802	14,593	13,491
Provision for loan losses	550	300	1,150	950
Net interest income after provision for loan losses	6,755	6,502	13,443	12,541
NONINTEREST INCOME
Branch fee income	342	348	718	695
Service and loan fee income	285	319	580	623
Gain on sale of SBA loans held for sale, net	255	86	337	327
Gain on sale of mortgage loans, net	188	547	553	1,025
BOLI income	96	75	192	146
Net security gains	268	108	378	334
Other income	206	175	408	332
Total noninterest income	1,640	1,658	3,166	3,482
NONINTEREST EXPENSE
Compensation and benefits	3,122	3,166	6,340	6,341
Occupancy	619	627	1,279	1,321
Processing and communications	597	562	1,179	1,123
Furniture and equipment	379	371	735	736
Professional services	247	234	458	424
Loan costs	174	228	344	406
OREO expenses	95	63	342	190
Deposit insurance	171	179	349	328
Advertising	287	181	438	301
Other expenses	453	463	939	1,029
Total noninterest expense	6,144	6,074	12,403	12,199
Income before provision for income taxes	2,251	2,086	4,206	3,824
Provision for income taxes	723	739	1,385	1,278
Net income	1,528	1,347	2,821	2,546
Preferred stock dividends and discount accretion	-	465	-	869
Income available to common shareholders	$1,528	$882	$2,821	$1,677

Net income per common share - Basic	$0.20	$0.12	$0.37	$0.22
Net income per common share - Diluted	$0.20	$0.11	$0.37	$0.21

Weighted average common shares outstanding - Basic	7,605	7,544	7,596	7,541
Weighted average common shares outstanding - Diluted	7,690	7,911	7,672	7,881
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$1,528	$1,347	$2,821	$2,546
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during period	351	(654)	734	(884)
Less: Reclassification adjustment for gains on securities included in net income	178	72	251	222
Total other comprehensive income (loss)	173	(726)	483	(1,106)
Total comprehensive income	$1,701	$621	$3,304	$1,440

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2014 and 2013

(Unaudited)

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2013	$-	7,577	$52,051	$5,598	$(476)	$57,173
Net income				2,821		2,821
Other comprehensive income, net of tax					483	483
Dividends on common stock ($0.04 per share)			21	(305)		(284)
Common stock issued and related tax effects (1)		30	284			284
Balance, June 30, 2014	$-	7,607	$52,356	$8,114	$7	$60,477

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2012	$20,115	7,534	$54,274	$1,788	$1,333	$77,510
Net income				2,546		2,546
Other comprehensive loss, net of tax					(1,106)	(1,106)
Redemption of perpetual preferred stock from U.S.	(10,324)					(10,324)
Treasury
Accretion of discount on preferred stock	418			(418)		-
Dividends on common stock ($0.01 per share)				(75)		(75)
Dividends on preferred stock (5% annually)				(451)		(451)
Common stock issued and related tax effects (1)		10	187			187
Balance, June 30, 2013	$10,209	7,544	$54,461	$3,390	$227	$68,287

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$2,821	$2,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	950
Net amortization of purchase premiums and discounts on securities	270	399
Depreciation and amortization	610	659
Deferred income tax expense	293	23
Net security gains	(378)	(334)
Stock compensation expense	206	169
Loss on sale of OREO	99	107
Gain on sale of mortgage loans held for sale, net	(406)	(1,025)
Gain on sale of SBA loans held for sale, net	(337)	(327)
Origination of mortgage loans held for sale	(28,597)	(48,525)
Origination of SBA loans held for sale	(4,009)	(4,060)
Proceeds from sale of mortgage loans held for sale, net	29,003	49,550
Proceeds from sale of SBA loans held for sale, net	3,534	3,519
Net change in other assets and liabilities	(649)	672
Net cash provided by operating activities	3,610	4,323
INVESTING ACTIVITIES
Purchases of securities held to maturity	-	(8,252)
Purchases of securities available for sale	(9,947)	(19,274)
Purchases of Federal Home Loan Bank stock, at cost	(4,451)	(1,575)
Maturities and principal payments on securities held to maturity	4,611	2,610
Maturities and principal payments on securities available for sale	5,360	13,320
Proceeds from sales of securities available for sale	17,919	9,482
Proceeds from redemption of Federal Home Loan Bank stock	3,465	37
Proceeds from sale of OREO	2,351	967
Net increase in loans	(33,830)	(35,883)
Purchase of BOLI	-	(3,000)
Purchases of premises and equipment	(317)	(4,347)
Net cash used in investing activities	(14,839)	(45,915)
FINANCING ACTIVITIES
Net decrease in deposits	(10,615)	(20,391)
Proceeds from new borrowings	50,000	35,000
Repayments of borrowings	(32,000)	-
Redemption of perpetual preferred stock from U.S. Treasury	-	(10,324)
Proceeds from exercise of stock options	62	-
Dividends on preferred stock	-	(516)
Dividends on common stock	(284)	(59)
Net cash provided by financing activities	7,163	3,710
Decrease in cash and cash equivalents	(4,066)	(37,882)
Cash and cash equivalents, beginning of period	99,404	94,192
Cash and cash equivalents, end of period	$95,338	$56,310
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$3,521	$3,214
Income taxes paid	1,069	1,612
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	83	33
Transfer of loans to OREO	2,932	-
Purchase of leased branch locations	-	3,893

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2014

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the six months ended June 30, 2014 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2013	448,975	$6.70	5.6	$739,951
Options granted	41,000	7.90
Options exercised	(19,950)	4.62
Options cancelled	(7,619)	10.84
Outstanding at June 30, 2014	462,406	$6.83	5.6	$1,327,395
Exercisable at June 30, 2014	360,575	$6.77	4.6	$1,092,251

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2014, 1,720,529 shares have been reserved for issuance upon the exercise of options, 462,406 option grants are outstanding, and 1,205,431 option grants have been exercised, forfeited or expired, leaving 52,692 shares available for grant.

The fair values of the options granted during the three and six months ended June 30, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Number of options granted	1,000	-	41,000	25,000
Weighted average exercise price	$7.94	$-	$7.90	$6.02
Weighted average fair value of options	$2.69	$-	$3.03	$2.91
Expected life in years (1)	5.40	-	5.40	5.11
Expected volatility (2)	38.76%	-%	45.05%	52.81%
Risk-free interest rate (3)	1.61%	-%	1.52%	0.77%
Dividend yield (4)	1.01%	-%	1.02%	-%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Number of options exercised	-	-	19,950	-
Total intrinsic value of options exercised	$-	$-	$67,417	$-
Cash received from options exercised	-	-	62,445	-
Tax deduction realized from options exercised	-	-	26,926	-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	107,000	4.9	$3.87	107,000	$3.87
4.01 - 7.00	167,000	7.2	6.14	118,669	6.14
7.01 - 10.00	139,882	5.4	7.96	86,382	8.03
10.01 - 13.00	48,524	2.3	12.46	48,524	12.46
Total	462,406	5.6	$6.83	360,575	$6.77

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2014 and 2013 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Compensation expense	$43,834	$39,625	$84,397	$74,645
Income tax benefit	17,507	15,826	33,708	29,813

As of June 30, 2014, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $233 thousand.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2014:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2013	95,625	$6.67
Granted	11,000	7.92
Vested	(8,125)	6.47
Forfeited	-	-
Nonvested restricted stock at June 30, 2014	98,500	$6.83

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2014, 471,551 shares of restricted stock were reserved for issuance, of which 221,838 shares are available for grant.

Restricted stock awards granted during the three and six months ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Number of shares granted	1,000	-	11,000	14,000
Average grant date fair value	$8.78	$-	$7.92	$6.02

Compensation expense related to restricted stock for the three and six months ended June 30, 2014 and 2013 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Compensation expense	$62,380	$46,450	$121,650	$94,386
Income tax benefit	24,915	18,552	48,587	37,698

As of June 30, 2014, there was approximately $547 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income	$1,528	$1,347	$2,821	$2,546
Less: Preferred stock dividends and discount accretion	-	465	-	869
Income available to common shareholders	$1,528	$882	$2,821	$1,677
Weighted average common shares outstanding - Basic	7,605	7,544	7,596	7,541
Plus: Potential dilutive common stock equivalents	85	367	76	340
Weighted average common shares outstanding - Diluted	7,690	7,911	7,672	7,881
Net income per common share - Basic	$0.20	$0.12	$0.37	$0.22
Net income per common share - Diluted	0.20	0.11	0.37	0.21
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	126	396	114	387

The "potential dilutive common stock equivalents" shown in the table above for June 30, 2013 includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were repurchased on August 28, 2013 for a price of  $2.7 million utilizing the Treasury Stock Method for the period outstanding.

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

For the quarter ended June 30, 2014, the Company reported income tax expense of $723 thousand for an effective tax rate of 32.1 percent, compared to an income tax expense of $739 thousand and effective tax rate of 35.4 percent for the prior year’s quarter. For the six months ended June 30, 2014, the Company reported income tax expense of $1.4 million for an effective tax rate of 32.9 percent, compared to an income tax expense of $1.3 million and effective tax rate of 33.4 percent for the six months ended June 30, 2013.     The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2014 or 2013.  The Company did not have an accrual for uncertain tax positions as of June 30, 2014 or December 31, 2013, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2009 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income for the three months ended June 30, 2014 and 2013:

	For the three months ended June 30,
	2014			2013
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$(166)			$953
Unrealized holding gains (losses) on securities arising during period	$553	$202	351	$(1,090)	$(436)	(654)
Less: Reclassification adjustment for gains on securities included in net income	268	90	178	108	36	72
Net unrealized gains (losses) on securities arising during the period	$285	$112	$173	$(1,198)	$(472)	$(726)
Balance, end of period			$7			$227

The following table shows the changes in other comprehensive income for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
	2014			2013
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$(476)			$1,333
Unrealized holding gains (losses) on securities arising during the period	$1,171	$437	734	$(1,499)	$(615)	(884)
Less: Reclassification adjustment for gains on securities included in net income	378	127	251	334	112	222
Net unrealized gains (losses) on securities arising during the period	$793	$310	$483	$(1,833)	$(727)	$(1,106)
Balance, end of period			$7			$227

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

As of June 30, 2014, the fair value of the Company's AFS securities portfolio was $68.7 million.  Approximately 56 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $38.2 million at June 30, 2014.  Approximately $37.0 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at June 30, 2014.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

At December 31, 2013, the Company’s AFS securities included commercial mortgage-backed securities which were classified as Level 3 assets.  For commercial mortgage-backed securities, the inputs used by either dealer market participants or an independent pricing service, may be derived from unobservable market information (Level 3 inputs).  In these instances, management evaluates the appropriateness and quality of the assumptions and the resulting prices.  In addition, management reviews the volume and level of activity for all AFS securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.  For securities meeting these criteria, the quoted prices received from either market participants or an independent pricing service may be adjusted, as necessary, to estimate fair value and this results in fair values based on Level 3 inputs.  In determining fair value, the Company utilizes unobservable inputs which reflect its own assumptions about the inputs that market participants would use in pricing each security.  In developing its assertion of market participant assumptions, the Company utilizes the best information that is both reasonable and available without undue cost and effort.

In calculating the fair value for AFS securities under Level 3, management prepared present value cash flow models for certain private label commercial mortgage-backed securities. Private label commercial mortgage-backed securities owned by the Bank are A1 and A2 tranche sequential structures and are currently paying principal.  The cash flows for the commercial mortgage-backed securities incorporated the expected cash flow of each security adjusted for default rates, loss severities and prepayments of the individual loans collateralizing the security.  The following table presents quantitative information about Level 3 inputs used to measure the fair value of commercial mortgage-backed securities at December 31, 2013:

December 31, 2013
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

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2014, as compared to the periods ended December 31, 2013 and June 30,  2013.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$5,160	$-	$5,160
State and political subdivisions	-	13,290	-	13,290
Residential mortgage-backed securities	-	38,197	-	38,197
Corporate and other securities	-	12,087	-	12,087
Total securities available for sale	$-	$68,734	$-	$68,734

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,418	$-	$6,418
State and political subdivisions	-	16,598	-	16,598
Residential mortgage-backed securities	-	44,389	-	44,389
Commercial mortgage-backed securities	-	-	888	888
Corporate and other securities	-	12,840	-	12,840
Total securities available for sale	$-	$80,245	$888	$81,133

The following table summarizes changes in Level 3 assets during the three and six months ended June 30, 2014 and 2013, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six ended June 30,
(In thousands)	2014	2013	2014	2013
Commercial mortgage-backed securities:
Balance, beginning of period	$499	$3,681	$888	$4,463
Payoffs	(342)	(32)	(714)	(566)
Principal paydowns	(153)	(2,041)	(173)	(2,256)
Total net losses included in:
Other comprehensive income	(4)	(14)	(1)	(47)
Balance, end of period	$-	$1,594	$-	$1,594

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at June 30, 2014 or 2013.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2014 and December 31, 2013, the valuation allowance for impaired loans was $1.1 million.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of June 30, 2014 and the fair value gains (losses) recognized during the three and six months ended June 30, 2014 and 2013:

	Fair value at June 30, 2014				Gains (losses) from fair value changes for the three months ended	Gains (losses) from fair value changes for the six months ended
(In thousands)	Level 1	Level 2	Level 3	Total	June 30, 2014	June 30, 2014
Financial assets:
OREO	$-	$-	$634	$634	$(280)	$(680)
Impaired collateral-dependent loans	-	-	1,771	1,771	(1)	-

	Fair value at June 30, 2013				Gains (losses) from fair value changes for the three months ended	Gains (losses) from fair value changes for the six months ended
(In thousands)	Level 1	Level 2	Level 3	Total	June 30, 2013	June 30, 2013
Financial assets:
OREO	$-	$-	$300	$300	$-	$(70)
Impaired collateral-dependent loans	-	-	5,970	5,970	(54)	268

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2014 and December 31, 2013 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At June 30, 2014, the Bank had standby letters of credit outstanding of $1.4 million, consistent with December 31, 2013.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of June 30, 2014 and December 31, 2013:

		June 30, 2014		December 31, 2013
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$95,338	$95,338	$99,404	$99,404
Securities held to maturity (1)	Level 2	21,736	21,591	26,381	25,549
SBA loans held for sale	Level 2	6,444	7,029	6,673	7,267
Loans, net of allowance for loan losses (2)	Level 2	689,587	678,871	658,887	645,582
Federal Home Loan Bank stock	Level 2	6,378	6,378	5,392	5,392
Servicing assets	Level 3	618	618	437	437
Accrued interest receivable	Level 2	3,283	3,283	3,272	3,272
Financial liabilities:
Deposits	Level 2	728,083	728,507	738,698	738,337
Borrowed funds and subordinated debentures	Level 2	140,465	146,707	122,465	129,732
Accrued interest payable	Level 2	466	466	454	454

(1)

Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $4.1 million and $6.8 million at June 30, 2014 and December 31, 2013, respectively, and market values of $3.8 million and $6.4 million at June 30, 2014 and December 31, 2013, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $1.8 million and $4.5 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,349	$-	$(189)	$5,160	$6,723	$27	$(332)	$6,418
State and political subdivisions	13,301	184	(195)	13,290	16,960	192	(554)	16,598
Residential mortgage-backed securities	37,742	671	(216)	38,197	44,168	696	(475)	44,389
Commercial mortgage-backed securities	-	-	-	-	887	2	(1)	888
Corporate and other securities	12,327	44	(284)	12,087	13,173	67	(400)	12,840
Total securities available for sale	$68,719	$899	$(884)	$68,734	$81,911	$984	$(1,762)	$81,133
Held to maturity:
U.S. Government sponsored entities	$4,626	$-	$(254)	$4,372	$5,814	$-	$(460)	$5,354
State and political subdivisions	2,437	244	-	2,681	2,441	121	(17)	2,545
Residential mortgage-backed securities	9,636	206	(84)	9,758	10,395	145	(198)	10,342
Commercial mortgage-backed securities	4,055	-	(230)	3,825	6,750	87	(437)	6,400
Corporate and other securities	982	-	(27)	955	981	-	(73)	908
Total securities held to maturity	$21,736	$450	$(595)	$21,591	$26,381	$353	$(1,185)	$25,549

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2014 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,013	1.00%	$964	2.05%	$3,183	2.03%	$5,160	1.83%
State and political subdivisions	-	-	1,132	2.69	8,255	2.66	3,903	2.70	13,290	2.68
Residential mortgage-backed securities	-	-	2,123	1.61	2,652	1.91	33,422	2.85	38,197	2.71
Corporate and other securities	-	-	2,413	0.99	3,580	2.08	6,094	1.44	12,087	1.54
Total securities available for sale	$-	-%	$6,681	1.47%	$15,451	2.36%	$46,602	2.60%	$68,734	2.44%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$4,626	1.97%	$4,626	1.97%
State and political subdivisions	326	0.75	-	-	-	-	2,111	4.71	2,437	4.18
Residential mortgage-backed securities	-	-	612	4.90	210	5.22	8,814	4.61	9,636	4.64
Commercial mortgage-backed securities	-	-	-	-	-	-	4,055	2.76	4,055	2.76
Corporate and other securities	-	-	-	-	982	2.95	-	-	982	2.95
Total securities held to maturity	$326	0.75%	$612	4.90%	$1,192	3.35%	$19,606	3.61%	$21,736	3.59%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$-	$-	$5,126	$(189)	$5,126	$(189)
State and political subdivisions	10	-	-	6,001	(195)	6,001	(195)
Residential mortgage-backed securities	13	9,644	(46)	7,569	(170)	17,213	(216)
Corporate and other securities	8	3,063	(60)	3,758	(224)	6,821	(284)
Total temporarily impaired securities	36	$12,707	$(106)	$22,454	$(778)	$35,161	$(884)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,372	$(254)	$4,372	$(254)
Residential mortgage-backed securities	4	914	(16)	2,901	(68)	3,815	(84)
Commercial mortgage-backed securities	2	-	-	3,825	(230)	3,825	(230)
Corporate and other securities	1	-	-	955	(27)	955	(27)
Total temporarily impaired securities	9	$914	$(16)	$12,053	$(579)	$12,967	$(595)

	December 31, 2013
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$5,591	$(332)	$-	$-	$5,591	$(332)
State and political subdivisions	19	8,575	(453)	934	(101)	9,509	(554)
Residential mortgage-backed securities	13	13,226	(398)	1,474	(77)	14,700	(475)
Commercial mortgage-backed securities	3	368	(1)	-	-	368	(1)
Corporate and other securities	9	3,994	(105)	3,088	(295)	7,082	(400)
Total temporarily impaired securities	49	$31,754	$(1,289)	$5,496	$(473)	$37,250	$(1,762)
Held to maturity:
U.S. Government sponsored entities	3	$5,355	$(460)	$-	$-	$5,355	$(460)
State and political subdivisions	2	986	(17)	-	-	986	(17)
Residential mortgage-backed securities	7	6,333	(193)	114	(5)	6,447	(198)
Commercial mortgage-backed securities	2	3,668	(437)	-	-	3,668	(437)
Corporate and other securities	1	907	(73)	-	-	907	(73)
Total temporarily impaired securities	15	$17,249	$(1,180)	$114	$(5)	$17,363	$(1,185)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2014.  There was no impairment on these securities at December 31, 2013.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2014 or December 31, 2013.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2014 or December 31, 2013.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At June 30, 2014 and December 31, 2013, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2014 or December 31, 2013.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and six months ended June 30, 2014  and 2013 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Available for sale:
Realized gains	$271	$108	$385	$338
Realized losses	(3)	-	(7)	(4)
Total securities available for sale	268	108	378	334
Held to maturity:
Realized gains	-	-	-	-
Realized losses	-	-	-	-
Total securities held to maturity	-	-	-	-
Net gains on sales of securities	$268	$108	$378	$334

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three and six months ended June 30, 2014, there were gross realized gains of $271 thousand and $385 thousand, respectively.  For the three and six months ended June 30, 2014, there were gross realized losses  of $3 thousand and $7 thousand, respectively  The net realized gains during 2014 were a result of the following:

·

For the six months ended June 30, 2014, the Company sold approximately $15.5 million in book value of available for sale municipal securities, mortgage-backed securities, asset-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $385 thousand.

For the three and six months ended June 30, 2013, there were gross realized gains of $108 thousand and $338 thousand, respectively.  There were no realized losses during the second quarter of 2013 and gross realized losses of $4 thousand in the first quarter.  The net realized gains during 2013 were a result of the following:

·

For the six months ended June 30, 2013, the Company sold approximately $9.1 million in book value of available for sale asset-backed securities and corporate bonds, resulting in pre-tax gains of approximately $338 thousand.

Pledged Securities

Securities with a carrying value of $61.9 million and $74.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $18.5 million and $19.9 million pledged  against municipal deposits at June 30, 2014 and December 31, 2013, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014	December 31, 2013
SBA loans held for investment	$46,890	$48,918
SBA 504 loans	34,452	31,564
Commercial loans
Commercial other	37,536	37,611
Commercial real estate	326,231	317,471
Commercial real estate construction	12,209	8,258
Residential mortgage loans	196,184	182,067
Consumer loans
Home equity	47,784	43,704
Consumer other	1,159	2,435
Total loans held for investment	$702,445	$672,028
SBA loans held for sale	6,444	6,673
Total loans	$708,889	$678,701

Loans are made to individuals as well as commercial entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s lending area. However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company's different loan segments follows:

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

Credit Ratings

For SBA 7(a), SBA 504 and commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality. A loan’s internal risk rating is updated at least annually and more frequently if circumstances warrant a change in risk rating. The Company uses a 1 through 10 loan grading system that follows regulatorily accepted definitions.

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2014:

	June 30, 2014
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$41,732	$1,438	$3,720	$46,890
SBA 504 loans	24,394	9,418	640	34,452
Commercial loans
Commercial other	35,032	1,371	1,133	37,536
Commercial real estate	300,827	20,969	4,435	326,231
Commercial real estate construction	11,891	318	-	12,209
Total commercial loans	347,750	22,658	5,568	375,976
Total SBA, SBA 504 and commercial loans	$413,876	$33,514	$9,928	$457,318

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$192,050	$4,134	$196,184
Consumer loans
Home equity		46,860	924	47,784
Consumer other		1,159	-	1,159
Total consumer loans		48,019	924	48,943
Total residential mortgage and consumer loans		$240,069	$5,058	$245,127

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$15	$185	$-	$5,113	$5,313	$41,577	$46,890
SBA 504 loans	-	-	-	433	433	34,019	34,452
Commercial loans
Commercial other	70	-	-	73	143	37,393	37,536
Commercial real estate	907	425	-	1,252	2,584	323,647	326,231
Commercial real estate construction	-	-	-	-	-	12,209	12,209
Residential mortgage loans	2,341	386	-	4,134	6,861	189,323	196,184
Consumer loans
Home equity	201	16	-	924	1,141	46,643	47,784
Consumer other	7	-	-	-	7	1,152	1,159
Total loans held for investment	$3,541	$1,012	$-	$11,929	$16,482	$685,963	$702,445
SBA loans held for sale	-	58	-	-	58	6,386	6,444
Total loans	$3,541	$1,070	$-	$11,929	$16,540	$692,349	$708,889

(1)

At June 30, 2014, nonaccrual loans included $741 thousand of troubled debt restructurings ("TDRs") and $2.3 million of loans guaranteed by the SBA.  The remaining $7.0 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2014:

	June 30, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,158	$1,017	$-
SBA 504 loans	2,232	2,232	-
Commercial loans
Commercial other	55	56	-
Commercial real estate	5,406	5,317	-
Total commercial loans	5,461	5,373	-
Total impaired loans with no related allowance	8,851	8,622	-

With an allowance:
SBA loans held for investment (1)	2,428	2,251	1,049
Commercial loans
Commercial other	30	17	17
Commercial real estate	691	641	72
Total commercial loans	721	658	89
Total impaired loans with a related allowance	3,149	2,909	1,138

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,586	3,268	1,049
SBA 504 loans	2,232	2,232	-
Commercial loans
Commercial other	85	73	17
Commercial real estate	6,097	5,958	72
Total commercial loans	6,182	6,031	89
Total individually evaluated impaired loans	$12,000	$11,531	$1,138
(1)	Balances are reduced by amount guaranteed by the SBA of $2.3 million at June 30, 2014.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2014 and 2013.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing troubled debt restructurings and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2014		2013
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$3,167	$21	$3,421	$85
SBA 504 loans	2,238	27	5,372	55
Commercial loans
Commercial other	75	1	2,049	24
Commercial real estate	6,256	54	10,418	86
Commercial real estate construction	115	-	194	-
Total	$11,851	$103	$21,454	$250

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $2.0 million and $921 thousand for the three months ended June 30, 2014 and 2013, respectively.

	For the six months ended June 30,
	2014		2013
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$3,108	$56	$3,482	$141
SBA 504 loans	2,468	55	6,428	139
Commercial loans
Commercial other	71	2	2,045	85
Commercial real estate	7,143	123	10,722	139
Commercial real estate construction	146	-	164	-
Total	$12,936	$236	$22,841	$504

(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $2.3 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

TDRs of $7.7 million and $7.9 million are included in the impaired loan numbers as of June 30, 2014 and December 31, 2013, respectively.  Specific reserves for these TDRs were $291 thousand and $363 thousand as of June, 2014 and December 31, 2013, respectively.  At June 30, 2014, $741 thousand of TDRs were in nonaccrual status, compared to $467 thousand at December 31, 2013.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

There were no loans modified during the three or six months ended June 30, 2014 that were deemed to be TDRs.  There were no loans modified during the three months ended June 30, 2013 that were deemed to be TDRs.  There was one such loan modified in the quarter ended March 31, 2013.

The following table details loans modified during the six months ended June 30, 2014 and 2013, including the number of modifications and the recorded investment at the time of the modification.

	For the six months ended June 30,
	2014			2013
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial real estate	$-	$-	-	$1	$2,684	17
Total	$-	$-	$-	$1	$2,684	$17

There was one loan modified as a TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended June 30, 2014. In this case, subsequent default is defined as being transferred to nonaccrual status. There were no additional defaults during the current year to date period.  In addition, there were no qualifying subsequent defaults to TDRs for the three and six months ended June 30, 2013. These defaults are detailed in the following table:

	For the three months ended June 30,
	2014		2013
(In thousands, except number of contracts)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
SBA loans held for investment	1	$131	-	$-
Total	1	$131	-	$-

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.   There were no TDR modifications done during the six months ended June 30, 2014.  The following table shows the types of modifications done during the six months ended June 30, 2013, with the respective loan balances as of the period ending:

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.    The unallocated portion of the allowance increased for the six months ended June 30, 2014 due to changes in environmental factors such as charge-off and recovery trends and improvements in industry conditions partially offset by growth in the loan portfolio and credits transferred into nonaccrual status needing a specific reserve.

The following tables detail the activity in the allowance for loan losses by porfolio segment for the three months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,346	$947	$6,402	$2,062	$705	$345	$12,807
Charge-offs	(199)	-	(134)	(5)	(203)	-	(541)
Recoveries	10	-	31	-	1	-	42
Net charge-offs	(189)	-	(103)	(5)	(202)	-	(499)
Provision for loan losses charged to expense	348	(18)	(17)	114	238	(115)	550
Balance, end of period	$2,505	$929	$6,282	$2,171	$741	$230	$12,858

	For the three months ended June 30, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,408	$1,296	$6,879	$1,877	$556	$329	$14,345
Charge-offs	(167)	(200)	(200)	-	-	-	(567)
Recoveries	8	154	65	2	2	-	231
Net charge-offs	(159)	(46)	(135)	2	2	-	(336)
Provision for loan losses charged to expense	(114)	238	62	75	(69)	108	300
Balance, end of period	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309

The following tables detail the activity in the allowance for loan losses by porfolio segment for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Charge-offs	(253)	(92)	(588)	(177)	(382)	-	(1,492)
Recoveries	18	-	40	-	1	-	59
Net charge-offs	(235)	(92)	(548)	(177)	(381)	-	(1,433)
Provision for loan losses charged to expense	153	64	(10)	216	549	178	1,150
Balance, end of period	$2,505	$929	$6,282	$2,171	$741	$230	$12,858

	For the six months ended June 30, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Charge-offs	(737)	(400)	(575)	(125)	(59)	-	(1,896)
Recoveries	145	179	166	4	3	-	497
Net charge-offs	(592)	(221)	(409)	(121)	(56)	-	(1,399)
Provision for loan losses charged to expense	349	397	124	306	21	(247)	950
Balance, end of period	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,049	$-	$89	$-	$-	$-	$1,138
Collectively evaluated for impairment	1,456	929	6,193	2,171	741	230	11,720
Total	$2,505	$929	$6,282	$2,171	$741	$230	$12,858
Loan ending balances:
Individually evaluated for impairment	$3,268	$2,232	$6,031	$-	$-	$-	$11,531
Collectively evaluated for impairment	43,622	32,220	369,945	196,184	48,943	-	690,914
Total	$46,890	$34,452	$375,976	$196,184	$48,943	$-	$702,445

	December 31, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$831	$29	$278	$-	$-	$-	$1,138
Collectively evaluated for impairment	1,756	928	6,562	2,132	573	52	12,003
Total	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Loan ending balances:
Individually evaluated for impairment	$2,740	$2,928	$9,120	$-	$-	$-	$14,788
Collectively evaluated for impairment	46,178	28,636	354,220	182,067	46,139	-	657,240
Total	$48,918	$31,564	$363,340	$182,067	$46,139	$-	$672,028

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At June 30, 2014, a $132 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $103 thousand commitment reserve at December 31, 2013.

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

ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.”  ASU 2014-11,  require two accounting changes:  1) repurchase-to-maturity transactions to secured borrowing accounting and 2) repurchase financing arrangements, amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, will result in secured borrowing accounting for the repurchase agreement.   ASU 2014-11 also requires additional disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.  The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  Early application is prohibited.  The Company is currently evaluating the impact of the standard.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This ASU has three sections:

Section A – Summary and amendments that creates revenue from contracts with customers (Topic 606) and Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40);

Section B – Conforming amendments to other topics and subtopics in the codification and status tables;

Section C – Background information and basis for conclusions.

The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2016.  Early application is prohibited.  The Company is currently evaluating the impact of the standard.

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

Earnings Summary

Net income available to common shareholders totaled $1.5 million, or $0.20 per diluted share for the quarter ended June 30, 2014, a 73.2 percent increase compared to $882 thousand, or $0.11 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.68% and 10.31%, respectively, compared to 0.67% and 6.11% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include expansion of our in-market loan and deposit relationships, improving credit quality and core earnings growth.

Second quarter highlights include:

×

Loan growth of 4.4% since December 31, 2013 across all product lines except SBA 7(a) loans – 9.1% growth in SBA 504 loans, 7.8% in residential mortgage loans, 6.1% in consumer loans and 3.5% growth in commercial loans.

×	Noninterest-bearing demand deposit growth of 6.5% since December 31, 2013.
×	Core earnings growth - Net interest income increased 7.4% compared to the prior year’s quarter due to strong commercial and residential loan portfolio growth.
×	Controlled expenses at $6.1 million for each quarter.
×	Announced common stock rights offering to provide capital for continued growth.

Net income available to common shareholders totaled $2.8 million, or $0.37 per diluted share for the six months ended June 30, 2014, a 68.2 percent increase compared to $1.7 million, or $0.21 per diluted share for the same period a year ago.  Return on average assets and average common equity for the six month period were 0.64% and 9.70%, respectively, compared to 0.63% and 5.88% for the same period a year ago.

The Company's quarterly and year to date performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income per common share - Basic (1)	$0.20	$0.12	$0.37	$0.22
Net income per common share - Diluted (1)	$0.20	$0.11	$0.37	$0.21
Return on average assets	0.68%	0.67%	0.64%	0.63%
Return on average equity (2)	10.31%	6.11%	9.70%	5.88%
Efficiency ratio	70.81%	72.72%	71.36%	73.31%

(1)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).

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

During the quarter ended June 30, 2014, tax-equivalent net interest income amounted to $7.3 million, an increase of $485 thousand or 7.1 percent when compared to the same period in 2013.  The net interest margin decreased 17 basis points to 3.49 percent for the quarter ended June 30, 2014, compared to 3.66 percent for the same period in 2013.  The net interest spread was 3.31 percent for the second quarter of 2014, a 14 basis point decrease compared to the same period in 2013.

During the three months ended June 30, 2014, tax-equivalent interest income was $9.1 million, an increase of $683 thousand or 8.1 percent when compared to the same period in the prior year.  This increase was driven by the increase in average loans, partially offset by a lower average yield on the loan portfolio:

×

Of the $683 thousand net increase in interest income on a tax-equivalent basis, $921 thousand of the increase was due to increased average earning assets, primarily loans, partially offset by $238 thousand in reduced interest income due to reduced yields on our earning assets.

×

The average volume of interest-earning assets increased $91.6 million to $843.7 million for the second quarter of 2014 compared to $752.1 million for the same period in 2013.  This was due primarily to an $84.8 million increase in average loans, primarily commercial and residential mortgage loans, and a $22.5 million increase in federal funds sold and interest-bearing deposits, partially offset by a $15.9 million decrease in average investment securities.

×

The yield on interest-earning assets decreased 17 basis points to 4.34 percent for the three months ended June 30, 2014 when compared to the same period in 2013.  The yield on our loan portfolio declined 16 basis points to 4.87 percent.

Total interest expense was $1.8 million for the three months ended June 30, 2014, an increase of $198 thousand or 12.4 percent compared to the same period in 2013.  This increase was driven by the increase in average time deposits, partially offset by lower rates on these deposits compared to a year ago:

×

Of the $198 thousand increase in interest expense, $311 thousand of the increase was due to an increase in the volume of average interest-bearing liabilities, primarily time deposits, partially offset by a $113 thousand decrease due to the decrease in the rates paid on interest-bearing liabilities.

×

Interest-bearing liabilities averaged $694.0 million for the second quarter of 2014, an increase of $91.5 million or 15.2 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average time deposits and interest-bearing demand deposits, partially offset by a decrease in average savings deposits.

×

The average cost of interest-bearing liabilities decreased 3 basis points to 1.03 percent. The cost of interest-bearing deposits increased 4 basis points to 0.66 percent for the second quarter of 2014 and the cost of borrowed funds and subordinated debentures increased 2 basis points to 3.51 percent.

During the six months ended June 30, 2014, tax-equivalent net interest income amounted to $14.7 million, an increase of $1.1 million or 7.9 percent when compared to the same period in 2013.  The net interest margin decreased 6 basis points to 3.53 percent for the six months ended June 30, 2014, compared to 3.59 percent for the same period in 2013.  The net interest spread was 3.35 percent for the six months ended June 30, 2014, a 2 basis point decrease compared to the same period in 2013.

During the six months ended June 30, 2014, tax-equivalent interest income was $18.2 million, an increase of $1.4 million or 8.2 percent when compared to the same period in the prior year.  This increase was driven by the increase in average loans, partially offset by a lower average yield on the loan portfolio:

×

Of the $1.4 million net increase in interest income on a tax-equivalent basis, $1.9 million of the increase was due to increased average earning assets, primarily loans, partially offset by $479 thousand in reduced interest income due to reduced yields on these assets.

×

The average volume of interest-earning assets increased $73.5 million to $838.6 million for the six months ended June 30, 2014 compared to $765.2 million for the same period in 2013.  This was due primarily to an $84.7 million increase in average loans, primarily commercial and residential mortgage loans, and a $1.1 million increase in federal funds sold and interest-bearing deposits, partially offset by a $12.4 million decrease in average investment securities.

×

The yield on interest-earning assets decreased 5 basis points to 4.37 percent for the six months ended June 30, 2014 when compared to the same period in 2013.  The yield on our loan portfolio declined 20 basis points to 4.86 percent.

Total interest expense was $3.5 million for the six months ended June 30, 2014, an increase of $310 thousand or 9.6 percent compared to the same period in 2013.  This increase was driven by the increase in average time deposits, partially offset by lower rates on these deposits compared to a year ago:

×

Of the $310 thousand increase in interest expense, $606 thousand of the increase was due to an increase in the volume of average interest-bearing liabilities, primarily time deposits, partially offset by a $296 thousand decrease due to the decrease in the rates paid on interest-bearing liabilities.

×

Interest-bearing liabilities averaged $693.9 million for the six months ended June 30, 2014, an increase of $79.1 million or 12.9 percent, compared to the same period in the prior year.  The increase in interest-bearing liabilities was a result of an increase in average time deposits and interest-bearing demand deposits, partially offset by a decrease in average savings deposits.

×

The average cost of interest-bearing liabilities decreased 3 basis points to 1.02 percent. The cost of interest-bearing deposits increased 2 basis points to 0.64 percent for the six months ended June 30, 2014 and the cost of borrowed funds and subordinated debentures decreased 1 basis point to 3.50 percent.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$47,859	$10	0.08%	$25,312	$7	0.11%
Federal Home Loan Bank stock	4,149	40	3.87	4,007	35	3.50
Securities:
Taxable	85,598	552	2.58	95,675	620	2.59
Tax-exempt	14,608	133	3.64	20,440	186	3.64
Total securities (A)	100,206	685	2.73	116,115	806	2.77
Loans:
SBA loans	53,965	643	4.77	63,007	778	4.94
SBA 504 loans	34,415	433	5.05	39,408	441	4.49
Commercial loans	370,345	4,738	5.13	315,128	4,250	5.41
Residential mortgage loans	185,016	2,052	4.44	143,835	1,649	4.59
Consumer loans	47,737	544	4.57	45,295	496	4.39
Total loans (B)	691,478	8,410	4.87	606,673	7,614	5.03
Total interest-earning assets	$843,692	$9,145	4.34%	$752,107	$8,462	4.51%

Noninterest-earning assets:
Cash and due from banks	24,368			22,866
Allowance for loan losses	(13,037)			(14,747)
Other assets	45,410			41,435
Total noninterest-earning assets	56,741			49,554
Total assets	$900,433			$801,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$128,351	$109	0.34%	$116,414	$90	0.31%
Savings deposits	261,419	188	0.29	270,097	164	0.24
Time deposits	213,122	693	1.30	124,285	537	1.73
Total interest-bearing deposits	602,892	990	0.66	510,796	791	0.62
Borrowed funds and subordinated debentures	91,069	807	3.51	91,653	808	3.49
Total interest-bearing liabilities	$693,961	$1,797	1.03%	$602,449	$1,599	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	143,720			122,635
Other liabilities	3,332			3,554
Total noninterest-bearing liabilities	147,052			126,189
Total shareholders' equity	59,420			73,023
Total liabilities and shareholders' equity	$900,433			$801,661

Net interest spread		$7,348	3.31%		$6,863	3.45%
Tax-equivalent basis adjustment		(43)			(61)
Net interest income		$7,305			$6,802
Net interest margin			3.49%			3.66%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$44,960	$19	0.09%	$43,818	$22	0.10%
Federal Home Loan Bank stock	4,069	87	4.31	3,998	78	3.93
Securities:
Taxable	89,183	1,278	2.87	97,856	1,267	2.59
Tax-exempt	15,718	289	3.68	19,463	363	3.73
Total securities (A)	104,901	1,567	2.99	117,319	1,630	2.78
Loans:
SBA loans	54,375	1,226	4.51	64,190	1,555	4.84
SBA 504 loans	33,075	832	5.07	40,266	1,092	5.47
Commercial loans	367,360	9,340	5.13	309,990	8,251	5.37
Residential mortgage loans	183,048	4,110	4.49	139,882	3,199	4.57
Consumer loans	46,843	1,039	4.47	45,700	1,005	4.43
Total loans (B)	684,701	16,547	4.86	600,028	15,102	5.06
Total interest-earning assets	$838,631	$18,220	4.37%	$765,163	$16,832	4.42%

Noninterest-earning assets:
Cash and due from banks	23,881			21,310
Allowance for loan losses	(13,222)			(14,872)
Other assets	44,510			39,680
Total noninterest-earning assets	55,169			46,118
Total assets	$893,800			$811,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$129,761	$220	0.34%	$117,535	$191	0.33%
Savings deposits	263,856	370	0.28	282,738	340	0.24
Time deposits	209,148	1,337	1.29	123,495	1,083	1.77
Total interest-bearing deposits	602,765	1,927	0.64	523,768	1,614	0.62
Borrowed funds and subordinated debentures	91,167	1,606	3.50	91,063	1,609	3.51
Total interest-bearing liabilities	$693,932	$3,533	1.02%	$614,831	$3,223	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	137,976			117,844
Other liabilities	3,251			3,398
Total noninterest-bearing liabilities	141,227			121,242
Total shareholders' equity	58,641			75,208
Total liabilities and shareholders' equity	$893,800			$811,281

Net interest spread		$14,687	3.35%		$13,609	3.37%
Tax-equivalent basis adjustment		(94)			(118)
Net interest income		$14,593			$13,491
Net interest margin			3.53%			3.59%

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

	For the three months ended June 30, 2014 versus June 30, 2013			For the six months ended June 30, 2014 versus June 30, 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$5	$(2)	$3	$-	$(3)	$(3)
Federal Home Loan Bank stock	1	4	5	1	8	9
Securities	(119)	(2)	(121)	(187)	124	(63)
Loans	1,034	(238)	796	2,053	(608)	1,445
Total interest income	$921	$(238)	$683	$1,867	$(479)	$1,388
Interest expense:
Demand deposits	$10	$9	$19	$22	$7	$29
Savings deposits	(6)	30	24	(23)	53	30
Time deposits	313	(157)	156	605	(351)	254
Total interest-bearing deposits	317	(118)	199	604	(291)	313
Borrowed funds and subordinated debentures	(6)	5	(1)	2	(5)	(3)
Total interest expense	311	(113)	198	606	(296)	310
Net interest income - fully tax-equivalent	$610	$(125)	$485	$1,261	$(183)	$1,078
Decrease in tax-equivalent adjustment			18			24
Net interest income			$503			$1,102

Provision for Loan Losses

The provision for loan losses totaled $550 thousand for the three months ended June 30, 2014, compared to $300 thousand for the three months ended June 30,  2013.  For the six months ended June 30, 2014, the provision for loan losses totaled $1.2 million, compared to $950 thousand for the same period in 2013.    Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  The provision reflects a higher level of net charge-offs for the quarter and year-to-date periods.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Branch fee income	$342	$348	$718	$695
Service and loan fee income	285	319	580	623
Gain on sale of SBA loans held for sale, net	255	86	337	327
Gain on sale of mortgage loans, net	188	547	553	1,025
BOLI income	96	75	192	146
Net security gains	268	108	378	334
Other income	206	175	408	332
Total noninterest income	$1,640	$1,658	$3,166	$3,482

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended June 30, 2014, noninterest income amounted to $1.6 million, a decrease of $18 thousand from the prior year period.  For the six months ended June 30, 2014, noninterest income decreased $316 thousand to $3.2 million when compared to the same period in 2013, primarily due to the lower volume of residential mortgage sales.

Changes in our noninterest income for the three and six months ended June 30, 2014 versus 2013 reflect:

·

For the three months ended June 30 2014, branch fee income, which consists of deposit service charges and overdraft fees, decreased $6 thousand when compared to the same period in 2013, due to lower commercial service charges.  For the six months ended June 30, 2014, branch fee income increased $23 thousand when compared to the same period in 2013, primarily due to increased overdraft fees.

·

For the three and six months ended June 30, 2014, service and loan fee income decreased $34 thousand and $43 thousand, respectively, when compared to the same periods in the prior year. These decreases were due to lower late charges and SBA servicing income.

·

Net gains on SBA loan sales amounted to $255 thousand on $2.3 million in sales and $337 thousand on $3.2 million in sales for the three and six months ended June 30, 2014, respectively, compared to net gains of $86 thousand on $900 thousand in sales and $327 thousand on $3.2 million in sales during the same periods in 2013. We anticipate an increase in the volume of originations and sales in 2014, due to the addition of SBA business developments officers.

·

For the three and six months ended June 30, 2014, gains on sales of residential mortgage loans decreased $359 thousand and $472 thousand when compared to the same period in the prior year.  Net gains on mortgage loan sales amounted to $188 thousand on $11.1 million in sales and $553 thousand on $28.6 million in sales for the three and six months ended June 30, 2014, respectively, compared to net gains of $547 thousand on $25.9 million in sales and $1.0 million on $48.5 million in sales during the same periods in 2013.  Approximately, $10.1 million of the sold loans were previously originated loans from our portfolio, with the remainder consisting of new production.

·	BOLI income increased $21 thousand and $46 thousand for the three and six months ended June 30, 2014, respectively, when compared to the same periods in the prior year.
·

Net realized gains on the sale of securities amounted to $268 thousand for the three months ended June 30, 2014, compared to net gains of $108 thousand for the same period in the prior year.  For the six months ended June 30, 2014 and 2013, net realized security gains amounted to $378 thousand and $334 thousand, respectively.  For additional information, see Note 7 - Securities.

·

For the three and six months ended June 30, 2014, other income, which includes check card related income and miscellaneous service charges, increased $31 thousand and $76 thousand, respectively, when compared to the same periods in the prior year, primarily due to increases in VISA check card interchange fees and OREO rental income.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013
Compensation and benefits	$3,122	$3,166	$6,340	$6,341
Occupancy	619	627	1,279	1,321
Processing and communications	597	562	1,179	1,123
Furniture and equipment	379	371	735	736
Professional services	247	234	458	424
Loan costs	174	228	344	406
OREO expenses	95	63	342	190
Deposit insurance	171	179	349	328
Advertising	287	181	438	301
Other expenses	453	463	939	1,029
Total noninterest expense	$6,144	$6,074	$12,403	$12,199

Noninterest expense increased $70 thousand to $6.1 million for the three months ended June 30, 2014, while year-to-date expenses increased $204 thousand to $12.4 million.

Changes in noninterest expense for the three and six months ended June 30, 2014 versus 2013 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, decreased $44 thousand for the three months ending June 30, 2014.  Expenses decreased over the three month period as lower mortgage commission expense, due to a lower volume of originations, offset an increase in bonus accruals and benefits expense.  Year-to-date compensation and benefits expense remained relatively flat.

·

Occupancy expense decreased $8 thousand and $42 thousand for the three and six months ended June 30, 2014, respectively.  The year-to-date decrease was due to the reduction in lease and leasehold depreciation expense related to the three branch sites that were purchased a year ago.  These savings were partially offset by the increase in seasonal weather related expenses.

·

Processing and communications expenses increased $35 thousand and $56 thousand for the three and six months ended June 30, 2014, respectively, primarily due to volume driven expenses such as items processing, merchant services, and postage as well as increased electronic access expenses such as data processing lines and internet access.

·	Furniture and equipment expense remained relatively flat for the three and six month periods.

·	Professional service fees increased $13 thousand and $34 thousand for the three and six months ended June 30, 2014, respectively, primarily due to increased audit related and consulting expenses.
·

Loan costs decreased $54 thousand and $62 thousand for the three and six months ending June 30, 2014, respectively, due to lower loan legal and appraisal costs associated with collection accounts as credit quality improves, while mortgage servicing related costs have increased due to a larger portfolio.

·

OREO expenses increased $32 thousand and $152 thousand for the three and six months ended June 30, 2014, respectively. OREO expenses remain elevated as we work through the collection process and incur expenses such as property maintenance, insurance and legal costs, as well as delinquent taxes, and losses on sale.

·

Deposit insurance expense remained relatively flat for the three months ended June 30, 2014 when compared to the same period in the prior year.  For the six months ended June 30, 2014, expenses increased $21 thousand when compared to the same period in 2013 due to growth in the company’s assets.

·

Advertising expense increased $106 thousand and $137 thousand for the three and six months ended June 30, 2014, respectively.  Expenses increased in both periods due to the expanded use of print, direct mail and bill board media, plus seasonal involvement in various community events.

·

Other expenses decreased $10 thousand and $90 thousand for the three and six months ended June 30, 2014, respectively.   The year-to-date decrease was due to lower director fees, printing and office supplies and provision for loan commitments.

Income Tax Expense

For the quarter ended June 30, 2014, the Company reported income tax expense of $723 thousand for an effective tax rate of 32.1 percent, compared to an income tax expense of $739 thousand and effective tax rate of 35.4 percent for the prior year’s quarter.  For the six months ended June 30, 2014, the Company reported income tax expense of $1.4 million for an effective tax rate of 32.9 percent, compared to an income tax expense of $1.3 million and effective tax rate of 33.4 percent for the six months ended June 30, 2013.  The effective tax rates declined due to state tax planning.

Financial Condition at June 30, 2014

Total assets increased $11.3 million or 1.2 percent, to $932.4 million at June 30, 2014, compared to $921.1 million at December 31, 2013. This increase was primarily due to an increase of $30.2 million in loans, partially offset by a decrease of $17.0 million in securities.  Total deposits decreased $10.6 million, due to decreases of $20.2 million and $9.5 million in interest-bearing demand deposits and savings deposits, respectively, partially offset by increases of $10.3 million and $8.8 million in time deposits and noninterest-bearing demand deposits.  Borrowed funds increased $18.0 million over year-end 2013 due to a $50.0 million overnight advance at June 30, 2014 versus a $32.0 million overnight advance at December 31, 2013.  There were no changes to subordinated debentures.  Total shareholders’ equity increased $3.3 million over year-end 2013, primarily due to retained earnings.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $68.7 million at June 30, 2014, a decrease of $12.4 million or 15.3 percent, compared to $81.1 million at December 31, 2013.  This net increase was the result of:

-	$9.9 million in purchases, consisting primarily of mortgage-backed securities, one corporate bond and one agency security, and
-

$793 thousand of appreciation in the market value of the portfolio.  At June 30, 2014, the portfolio had net unrealized gains of $15 thousand compared to net unrealized losses of $778 thousand at December 31, 2013.  These net unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income (loss), partially offset by

-	$17.5 million in sales net of realized gains, which consisted of municipal securities, mortgage-backed securities, one asset-backed security, and one corporate bond,
-	$5.4 million in principal payments, maturities and called bonds, and
-	$237 thousand in net amortization of premiums

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.2 years at June 30, 2014 and 5.4 years at December 31, 2013.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $21.7 million at June 30, 2014, a decrease of $4.6 million or 17.6 percent, from year-end 2013.  This decrease was the result of:

-	$4.6 million in principal payments and maturities, and
-	$34 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.5 years and 8.5 years at June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, the fair value of HTM securities was $21.6 million and $25.5 million, respectively.

The average balance of taxable securities amounted to $89.2 million for the six months ended June 30, 2014, compared to $97.9 million for the same period in 2013. The average yield earned on taxable securities increased 28 basis points, to 2.87 percent for the six months ended June 30, 2014, from 2.59 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $15.7 million for the six months ended June 30, 2014, compared to $19.5 million for the same period in 2013. The average yield earned on tax-exempt securities decreased 5 basis points, to 3.68 percent for the six months ended June 30, 2014, from 3.73 percent for the same period in 2013.

Securities with a carrying value of $61.9 million and $74.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at June 30, 2014.

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

Total loans increased $30.2 million or 4.4 percent to $708.9 million at June 30, 2014, compared to $678.7 million at year-end 2013.  Residential mortgages, commercial loans, SBA 504 loans, and consumer loans increased $14.1 million, $12.6 million, $2.9 million, and $2.8 million respectively, partially offset by a decline of $2.3 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$46,890	6.6%	$48,918	7.2%
SBA 504 loans	34,452	4.9	31,564	4.7
Commercial loans	375,976	53.0	363,340	53.5
Residential mortgage loans	196,184	27.7	182,067	26.8
Consumer loans	48,943	6.9	46,139	6.8
Total loans held for investment	702,445	99.1	672,028	99.0
SBA loans held for sale	6,444	0.9	6,673	1.0
Total loans	$708,889	100.0%	$678,701	100.0%

Average loans increased $84.7 million or 14.1 percent from $600.0 million for the six months ended June 30, 2013, to $684.7 million for the same period in 2014.  The increase in average loans was due to increases in residential mortgages, commercial loans, and consumer loans, partially offset by a decline in SBA 7(a) and SBA 504 loans.  The yield on the overall loan portfolio fell 20 basis points to 4.86 percent for the six months ended June 30, 2014, compared to 5.06 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $6.4 million at June 30, 2014, a decrease of $229 thousand from $6.7 million at December 31, 2013. SBA 7(a) loans held to maturity amounted to $46.9 million at June 30, 2014, a decrease of $2.0 million from $48.9 million at December 31, 2013. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 4.51 percent for the six months ended June 30, 2014, compared to 4.84 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $93.7 million and $96.4 million in SBA loans were sold but serviced by the Company at June 30, 2014 and December 31, 2013, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination. At June 30, 2014, SBA 504 loans totaled $34.5 million, an increase of $2.9 million from $31.6 million at December 31, 2013. The yield on SBA 504 loans decreased 40 basis points to 5.07 percent for the six months ended June 30, 2014, from 5.47 percent for the same period in 2013.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $376.0 million at June 30, 2014, an increase of $12.6 million from year-end 2013. The yield on commercial loans was 5.13 percent for the six months ended June 30, 2014, compared to 5.37 percent for the same period in 2013.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $196.2 million at June 30, 2014, an increase of $14.1 million from year-end 2013. Sales of mortgage loans totaled $28.6 million for the six months ended June 30, 2014.  Approximately, $10.1 million of the sold loans were from our portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.49 percent for the six months ended June 30, 2014, compared to 4.57 percent for the same period in 2013.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $48.9 million, an increase of $2.8 million from year-end 2013. The yield on consumer loans was 4.47 percent for the six months ended June 30, 2014, compared to 4.43 percent for the same period in 2013.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At June 30, 2014 and December 31, 2013,  approximately 95 percent of the Company’s loan portfolio was secured by real estate.

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

At June 30, 2014, there were ten loans totaling $7.7 million that were classified as TDRs by the Company and deemed impaired, compared to ten such loans totaling $7.9 million at December 31, 2013.  Nonperforming loans included $741 thousand of TDRs as of June 30, 2014, compared to $467 thousand at December 31, 2013.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$460	$499	$959	$534	$467	$1,001
SBA 504 loans	1,799	-	1,799	1,827	-	1,827
Commercial real estate	4,706	242	4,948	5,091	-	5,091
Total	$6,965	$741	$7,706	$7,452	$467	$7,919

Through June, 2014, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through June 30, 2014:

	June 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$15	$-	$-	$15
Interest only with reduced interest rate	-	-	2,684	2,684
Interest only with nominal principal	92	-	-	92
Interest with extra principal	-	-	1,414	1,414
Previously modified back to original terms	852	1,799	850	3,501
Total TDRs	$959	$1,799	$4,948	$7,706

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonperforming by category:
SBA loans held for investment (1)	$5,113	$2,746	$3,524
SBA 504 loans	433	1,101	1,986
Commercial loans	1,325	4,029	2,678
Residential mortgage loans	4,134	5,727	4,215
Consumer loans	924	1,680	954
Total nonperforming loans (2)	$11,929	$15,283	$13,357
OREO	1,115	633	752
Total nonperforming assets	$13,044	$15,916	$14,109
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$-	$-	$-
SBA 504 loans	-	-	425
Commercial loans	-	14	-
Residential mortgage loans	-	5	4
Consumer loans	-	-	-
Total past due 90 days or more and still accruing interest	$-	$19	$429
Nonperforming loans to total loans	1.68%	2.25%	2.15%
Nonperforming loans and TDRs to total loans (3)	2.67	3.35	3.86
Nonperforming assets to total loans and OREO	1.84	2.34	2.26
Nonperforming assets to total assets	1.40	1.73	1.71
(1) Guaranteed SBA loans included above	$2,305	$540	$736
(2) Nonperforming TDRs included above	741	467	1,658
(3) Performing TDRs	6,965	7,452	10,649

Nonperforming loans were $11.9 million at June 30, 2014, a $3.4 million decrease from $15.3 million at year-end 2013 and a $1.4 million decrease from $13.4 million at June, 2013.  Since year-end 2013, nonperforming loans in all segments decreased, except SBA loans held for investment.  Included in nonperforming loans at June 30, 2014 are approximately $2.3 million of loans guaranteed by the SBA, compared to $540 thousand at December 31, 2013 and $736 thousand at June 30, 2013.  In addition, there were no loans past due 90 days or more and still accruing interest at June 30, 2014, compared to $19 thousand and $429 thousand at December 31, 2013 and June 30, 2013, respectively.

Other real estate owned (“OREO”) properties totaled $1.1 million at June 30, 2014, an increase of $482 thousand from $633 thousand at year-end 2013 and a $363 thousand increase from $752 thousand at June 30, 2013.  During the six months ended June 30, 2014, the Company took title to six new properties totaling $2.9 million with a valuation write down on one loan totaling $170 thousand.  Four OREO properties were sold, resulting in a net loss of $222 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $6.2 million at June 30, 2014, an increase of $453 thousand from $5.7 million at December 31, 2013.  The increase is due to the addition of seven loans totaling $4.8 million during the year, partially offset by the removal of six loans totaling $3.2 million.

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

The allowance for loan losses totaled $12.9 million at June 30, 2014, compared to $13.1 million and $14.3 million at December 31, 2013 and June 30,  2013, respectively, with resulting allowance to total loan ratios of 1.81 percent, 1.94 percent, and 2.30 percent, respectively.  Net charge-offs amounted to $499 thousand for the three months ended June 30, 2014, compared to $336 thousand for the same period in 2013.  Net charge-offs amounted to $1.4 million for the six months ended June 30, 2014 and 2013.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2014	2013	2014	2013
Balance, beginning of period	$12,807	$14,345	$13,141	$14,758
Provision for loan losses charged to expense	550	300	1,150	950
Less: Chargeoffs
SBA loans held for investment	199	167	253	737
SBA 504 loans	-	200	92	400
Commercial loans	134	200	588	575
Residential mortgage loans	5	-	177	125
Consumer loans	203	-	382	59
Total chargeoffs	541	567	1,492	1,896
Add: Recoveries
SBA loans held for investment	10	8	18	145
SBA 504 loans	-	154	-	179
Commercial loans	31	65	40	166
Residential mortgage loans	-	2	-	4
Consumer loans	1	2	1	3
Total recoveries	42	231	59	497
Net chargeoffs	499	336	1,433	1,399
Balance, end of period	$12,858	$14,309	$12,858	$14,309
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	1.40%	1.01%	0.87%	1.86%
SBA 504 loans	-	0.47	0.56	1.11
Commercial loans	0.11	0.17	0.30	0.27
Residential mortgage loans	0.01	(0.01)	0.19	0.17
Consumer loans	1.70	(0.02)	1.64	0.25
Total loans	0.29	0.22	0.42	0.47
Allowance to total loans	1.81	2.30	1.81	2.30
Allowance to nonperforming loans	107.79	107.13	107.79	107.13

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At June 30, 2014, a $132 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $103 thousand commitment reserve at December 31, 2013.

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

Total deposits decreased $10.6 million to $728.1 million at June 30, 2014, from $738.7 million at December 31, 2013.  This decrease in deposits was due to decreases of $20.2 million and $9.5 million in interest-bearing demand deposits and savings deposits, respectively, partially offset by increases of $10.3 million in time deposits and $8.8 million in noninterest-bearing demand deposits.  The decreases in interest-bearing demand deposits and savings deposits were due to declines in municipal deposits of $16.4 million and $14.2 million, respectively, from year-end.

The Company’s deposit composition at June 30, 2014, consisted of 35.3 percent savings deposits, 29.6 percent time deposits, 19.9 percent noninterest-bearing demand deposits and 15.2 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $140.5 million and $122.5 million at June 30, 2014 and December 31, 2013, respectively, and are broken down in the following table:

(In thousands)	June 30, 2014	December 31, 2013
FHLB borrowings:
Fixed rate advances	$40,000	$30,000
Overnight advances	50,000	32,000
Repurchase agreements	20,000	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At June 30, 2014, the Company had $47.2 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2014, is a decline of 0.87 percent in a rising-rate environment and an increase of 0.62 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2014 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2013, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.09 percent in a rising-rate environment and an increase of 0.45 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At June 30, 2014, the balance of cash and cash equivalents was $95.3 million, a decrease of $4.1 million from December 31, 2013.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $3.6 million and $4.3 million in net cash for the six months ended June 30, 2014 and 2013, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $14.8 million and $45.9 million in net cash for the six months ended June 30, 2014 and 2013, respectively.  Cash was primarily used to purchase securities, and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $68.6 million and $81.0 million at June 30, 2014 and December 31, 2013, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $17.4 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $6.4 million and $6.7 million at June 30, 2014 and December 31, 2013, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $132.0 million to its borrowers as of June 30, 2014, compared to $103.2 million at December 31, 2013.  At June 30, 2014, $45.3 million of these commitments expire within one year, compared to $45.6 million at December 31, 2013.  The Company had $1.4 million in standby letters of credit at both June 30, 2014 and December 31, 2013, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $7.2 million in net cash for the six months ended June 30, 2014, compared to $3.7 million for the same period in the prior year, primarily due to an increase in the Company’s deposits and proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of June 30, 2014, deposits included $54.7 million of Government deposits, as compared to $82.5 million at year-end 2013. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $49.1 million of deposits from ten municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $110.0 million and $92.0 million as of June 30, 2014 and December 31, 2013, respectively.  Third party repurchase agreements totaled $15.0 million as of both June 30, 2014 and December 31, 2013.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At June 30, 2014, pledging provided an additional $47.2 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trusts II and III, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and cash dividends on common stock and, prior to the redemption of the preferred stock issued as part of the CPP, cash dividends on the preferred stock issued to the U.S. Treasury.

At June 30, 2014, the Parent Company had $623 thousand in cash and cash equivalents and $175 thousand in investment securities valued at fair market value, compared to $724 thousand in cash and cash equivalents and $167 thousand in investment securities at December 31, 2013.

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

Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Company and the Bank to maintain certain capital as a percentage of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action applicable to banks, the Company and the Bank must meet specific capital guidelines.  Prompt corrective action provisions are not applicable to bank holding companies. At a minimum, tier 1 capital as a percentage of risk-weighted assets of 4 percent and combined tier 1 and tier 2 capital as a percentage of risk-weighted assets of 8 percent must be maintained.

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

On April 15, 2014, the Company filed an S-1 registration statement announcing a common stock rights offering to existing shareholders.  On June 30, 2014, the Company filed a press release announcing that it has commenced the previously disclosed rights offering.  On or about July 7, 2014, the company distributed to holders of its common stock 1 right for each share of common stock owned as of June 26, 2014.  Each subscription right entitles its holder to purchase 0.10 shares of common stock of the Company at a subscriptions price of $8.30 per share.  Assuming the rights offering is fully subscribed, the Company estimates that it will receive net proceeds of approximately $6.2 million.  The Company intends to use the proceeds for general corporate purposes, which may include, among other things, funding our expansion plans, working capital and pursuing strategic opportunities which may be presented to us from time to time.

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of June 30, 2014
Leverage ratio	$74,108	8.24%	≥ $	35,965	4.00%	N/A	N/A
Tier I risk-based capital ratio	74,108	10.86		27,284	4.00	N/A	N/A
Total risk-based capital ratio	82,690	12.12		54,569	8.00	N/A	N/A
As of December 31, 2013
Leverage ratio	$70,852	8.08%	≥ $	35,084	4.00%	N/A	N/A
Tier I risk-based capital ratio	70,852	10.74		26,400	4.00	N/A	N/A
Total risk-based capital ratio	79,164	11.99		52,800	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2014
Leverage ratio	$64,836	7.22%	≥ $	35,940	4.00%	≥ $	44,925	5.00%
Tier I risk-based capital ratio	64,836	9.51		27,259	4.00		40,888	6.00
Total risk-based capital ratio	81,909	12.02		54,517	8.00		68,146	10.00
As of December 31, 2013
Leverage ratio	$61,493	7.02%	≥ $	35,058	4.00%	≥ $	43,823	5.00%
Tier I risk-based capital ratio	61,493	9.33		26,373	4.00		39,560	6.00
Total risk-based capital ratio	78,296	11.88		52,747	8.00		65,933	10.00

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

Shareholders’ Equity

Shareholders’ equity increased  $3.3 million to $60.5 million at June 30, 2014 compared to $57.2 million at December 31, 2013. Items impacting shareholders’ equity included net income of $2.8 million, $284 thousand from the issuance of common stock under employee benefit plans, and a $483 thousand increase in other comprehensive income related to unrealized gains on available for sale securities, partially offset by a decrease of $284 thousand due to common stock dividends paid. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three and six month periods ended June 30, 2014 or 2013.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2014, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of June 30, 2014 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2013.

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

UNITY BANCORP, INC.

Dated: August 8, 2014	/s/ Alan J. Bedner, Jr.
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