Form 10-Q
period 2014-09-30
UNITY BANCORP INC /NJ/
filed 2014-11-07
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2014 common stock, no par value: 8,378,101 shares outstanding.

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$29,384	$24,272
Federal funds sold and interest-bearing deposits	72,205	75,132
Cash and cash equivalents	101,589	99,404
Securities:
Securities available for sale	66,054	81,133
Securities held to maturity (fair value of $20,738 and $25,549, respectively)	20,825	26,381
Total securities	86,879	107,514
Loans:
SBA loans held for sale	7,835	6,673
SBA loans held for investment	44,502	48,918
SBA 504 loans	34,152	31,564
Commercial loans	391,338	363,340
Residential mortgage loans	211,450	182,067
Consumer loans	55,089	46,139
Total loans	744,366	678,701
Allowance for loan losses	(12,918)	(13,141)
Net loans	731,448	665,560
Premises and equipment, net	15,420	15,672
Bank owned life insurance ("BOLI")	12,907	12,749
Deferred tax assets	6,066	6,752
Federal Home Loan Bank stock	4,907	5,392
Accrued interest receivable	3,422	3,272
Other real estate owned ("OREO")	1,658	633
Goodwill and other intangibles	1,516	1,516
Other assets	3,781	2,654
Total assets	$969,593	$921,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$149,272	$136,035
Interest-bearing demand deposits	117,260	130,806
Savings deposits	292,108	266,503
Time deposits, under $100,000	115,143	108,258
Time deposits, $100,000 and over	108,137	97,096
Total deposits	781,920	738,698
Borrowed funds	100,000	107,000
Subordinated debentures	15,465	15,465
Accrued interest payable	476	454
Accrued expenses and other liabilities	3,348	2,328
Total liabilities	901,209	863,945
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	58,638	52,051
Retained earnings	9,751	5,598
Accumulated other comprehensive loss	(5)	(476)
Total shareholders' equity	68,384	57,173
Total liabilities and shareholders' equity	$969,593	$921,118

Issued and outstanding common shares	8,370	7,577

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$12	$9	$31	$31
Federal Home Loan Bank stock	40	40	127	118
Securities:
Taxable	461	591	1,740	1,858
Tax-exempt	81	109	275	354
Total securities	542	700	2,015	2,212
Loans:
SBA loans	636	586	1,863	2,141
SBA 504 loans	419	411	1,251	1,503
Commercial loans	4,926	4,387	14,264	12,638
Residential mortgage loans	2,327	1,861	6,438	5,060
Consumer loans	589	480	1,628	1,485
Total loans	8,897	7,725	25,444	22,827
Total interest income	9,491	8,474	27,617	25,188
INTEREST EXPENSE
Interest-bearing demand deposits	98	90	318	281
Savings deposits	216	183	586	524
Time deposits	725	510	2,062	1,593
Borrowed funds and subordinated debentures	820	820	2,426	2,428
Total interest expense	1,859	1,603	5,392	4,826
Net interest income	7,632	6,871	22,225	20,362
Provision for loan losses	550	600	1,700	1,550
Net interest income after provision for loan losses	7,082	6,271	20,525	18,812
NONINTEREST INCOME
Branch fee income	388	398	1,106	1,093
Service and loan fee income	292	351	872	975
Gain on sale of SBA loans held for sale, net	295	280	633	607
Gain on sale of mortgage loans, net	263	314	816	1,339
BOLI income	400	100	593	246
Net security gains	-	34	378	367
Other income	215	173	621	505
Total noninterest income	1,853	1,650	5,019	5,132
NONINTEREST EXPENSE
Compensation and benefits	3,214	2,984	9,553	9,325
Occupancy	604	598	1,882	1,918
Processing and communications	667	598	1,847	1,720
Furniture and equipment	377	374	1,112	1,110
Professional services	159	210	617	634
Loan costs	225	188	569	594
OREO expenses	71	174	414	364
Deposit insurance	166	165	515	493
Advertising	291	218	729	519
Other expenses	467	426	1,406	1,457
Total noninterest expense	6,241	5,935	18,644	18,134
Income before provision for income taxes	2,694	1,986	6,900	5,810
Provision for income taxes	808	684	2,193	1,962
Net income	1,886	1,302	4,707	3,848
Preferred stock dividends and discount accretion	-	119	-	988
Income available to common shareholders	$1,886	$1,183	$4,707	$2,860

Net income per common share - Basic	$0.24	$0.16	$0.61	$0.38
Net income per common share - Diluted	$0.24	$0.15	$0.61	$0.36

Weighted average common shares outstanding - Basic	7,847	7,545	7,680	7,542
Weighted average common shares outstanding - Diluted	7,946	7,822	7,765	7,867
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$1,886	$1,302	$4,707	$3,848
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during period	(12)	(618)	729	(1,502)
Less: Reclassification adjustment for gains on securities included in net income	-	22	258	244
Total other comprehensive income (loss)	(12)	(640)	471	(1,746)
Total comprehensive income	$1,874	$662	$5,178	$2,102

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2014 and 2013

(Unaudited)

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2013	$-	7,577	$52,051	$5,598	$(476)	$57,173
Net income				4,707		4,707
Other comprehensive income, net of tax					471	471
Dividends on common stock ($0.07 per share)			37	(554)		(517)
Common stock issued and related tax effects (1)		32	389			389
Proceeds from rights offering		761	6,161			6,161
Balance, September 30, 2014	$-	8,370	$58,638	$9,751	$(5)	$68,384

		Common stock			Accumulated other	Total
(In thousands)	Preferred stock	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2012	$20,115	7,534	$54,274	$1,788	$1,333	$77,510
Net income				3,848		3,848
Other comprehensive loss, net of tax					(1,746)	(1,746)
Redemption of perpetual preferred stock from U.S.	(20,649)					(20,649)
Treasury
Repurchase of warrants from U.S. Treasury			(2,617)	(90)		(2,707)
Accretion of discount on preferred stock	534			(534)		-
Dividends on common stock ($0.01 per share)			33	(150)		(117)
Dividends on preferred stock (5% annually)				(454)		(454)
Common stock issued and related tax effects (1)		12	254			254
Balance, September 30, 2013	$-	7,546	$51,944	$4,408	$(413)	$55,939

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$4,707	$3,848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,550
Net amortization of purchase premiums and discounts on securities	420	550
Depreciation and amortization	902	961
Deferred income tax expense	384	225
Net security gains	(378)	(367)
Stock compensation expense	306	250
Loss on sale of OREO	138	61
Valuation writedowns on OREO	-	170
Gain on sale of mortgage loans held for sale, net	(676)	(1,339)
Gain on sale of SBA loans held for sale, net	(633)	(607)
Origination of mortgage loans held for sale	(45,066)	(62,589)
Origination of SBA loans held for sale	(8,758)	(5,323)
Proceeds from sale of mortgage loans held for sale, net	45,742	63,928
Proceeds from sale of SBA loans held for sale, net	7,034	6,940
Net change in other assets and liabilities	(625)	1,456
Net cash provided by operating activities	5,197	9,714
INVESTING ACTIVITIES
Purchases of securities held to maturity	(309)	(8,578)
Purchases of securities available for sale	(9,947)	(25,863)
Purchases of Federal Home Loan Bank stock, at cost	(6,318)	(3,224)
Maturities and principal payments on securities held to maturity	5,793	3,983
Maturities and principal payments on securities available for sale	7,909	19,370
Proceeds from sales of securities available for sale	17,919	12,155
Proceeds from redemption of Federal Home Loan Bank stock	6,803	3,261
Proceeds from sale of OREO	2,974	1,146
Net increase in loans	(69,673)	(78,238)
Proceeds from BOLI	435	-
Purchase of BOLI	-	(3,000)
Purchases of premises and equipment	(526)	(4,486)
Net cash used in investing activities	(44,940)	(83,474)
FINANCING ACTIVITIES
Net increase in deposits	43,222	78,352
Proceeds from new borrowings	25,000	-
Repayments of borrowings	(32,000)	-
Redemption of perpetual preferred stock from U.S. Treasury	-	(20,649)
Repurchase of warrant from U.S. Treasury	-	(2,707)
Proceeds from exercise of stock options	62	-
Dividends on preferred stock	-	(585)
Dividends on common stock	(517)	(117)
Proceeds from rights offering	6,161	-
Net cash provided by financing activities	41,928	54,294
Increase (decrease) in cash and cash equivalents	2,185	(19,466)
Cash and cash equivalents, beginning of period	99,404	94,192
Cash and cash equivalents, end of period	$101,589	$74,726
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$5,370	$4,830
Income taxes paid	1,519	2,047
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	83	34
Transfer of loans to OREO	4,317	800

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2014

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2014 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2013	448,975	$6.70	5.6	$739,951
Options granted	41,000	7.90
Options exercised	(19,950)	4.62
Options cancelled	(13,697)	11.12
Outstanding at September 30, 2014	456,328	$6.77	5.4	$1,436,588
Exercisable at September 30, 2014	354,497	$6.69	4.5	$1,172,932

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2014, 1,720,529 shares have been reserved for issuance upon the exercise of options, 456,328 option grants are outstanding, and 1,211,509 option grants have been exercised, forfeited or expired, leaving 52,692 shares available for grant.

The fair values of the options granted during the three and nine months ended September 30, 2014 and 2013 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Number of options granted	-	-	41,000	25,000
Weighted average exercise price	$-	$-	$7.90	$6.02
Weighted average fair value of options	$-	$-	$3.03	$2.91
Expected life in years (1)	-	-	5.40	5.11
Expected volatility (2)	-%	-%	45.05%	52.81%
Risk-free interest rate (3)	-%	-%	1.52%	0.77%
Dividend yield (4)	-%	-%	1.02%	-%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Number of options exercised	-	11,667	19,950	11,667
Total intrinsic value of options exercised	$-	$15,367	$67,417	$15,367
Cash received from options exercised	-	-	62,445	-
Tax deduction realized from options exercised	-	-	26,926	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	107,000	4.6	$3.87	107,000	$3.87
4.01 - 7.00	167,000	7.0	6.14	118,669	6.14
7.01 - 10.00	139,882	5.1	7.96	86,382	8.03
10.01 - 13.00	42,446	2.3	12.60	42,446	12.60
Total	456,328	5.4	$6.77	354,497	$6.69

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2014 and 2013 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Compensation expense	$36,564	$30,431	$120,961	$105,076
Income tax benefit	14,604	12,154	48,312	41,967

As of September 30, 2014, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $197 thousand.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2014:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2013	95,625	$6.67
Granted	11,000	7.92
Vested	(11,125)	6.15
Forfeited	-	-
Nonvested restricted stock at September 30, 2014	95,500	$6.87

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2014,  471,551 shares of restricted stock were reserved for issuance, of which 221,838 shares are available for grant.

Restricted stock awards granted during the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Number of shares granted	-	-	11,000	14,000
Average grant date fair value	$-	$-	$7.92	$6.02

Compensation expense related to restricted stock for the three and nine months ended September 30, 2014 and 2013 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Compensation expense	$63,239	$50,628	$184,889	$145,014
Income tax benefit	25,258	20,221	73,845	57,919

As of September 30, 2014, there was approximately $483 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.5 years.

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

The following is a reconciliation of the calculation of basic and diluted income per share.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income	$1,886	$1,302	$4,707	$3,848
Less: Preferred stock dividends and discount accretion	-	119	-	988
Income available to common shareholders	$1,886	$1,183	$4,707	$2,860
Weighted average common shares outstanding - Basic	7,847	7,545	7,680	7,542
Plus: Potential dilutive common stock equivalents	99	277	85	325
Weighted average common shares outstanding - Diluted	7,946	7,822	7,765	7,867
Net income per common share - Basic	$0.24	$0.16	$0.61	$0.38
Net income per common share - Diluted	0.24	0.15	0.61	0.36
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	120	282	115	383

The "potential dilutive common stock equivalents" shown in the table above for September 30, 2013 includes the impact of 764,778 common stock warrants issued to the U.S. Department of Treasury under the Capital Purchase Program in December 2008, utilizing the Treasury stock method.  These warrants were repurchased on August 28, 2013 for a price of  $2.7 million utilizing the Treasury Stock Method for the period outstanding.

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

For the quarter ended September 30, 2014, the Company reported income tax expense of $808 thousand for an effective tax rate of 30.0 percent, compared to an income tax expense of $684 thousand and effective tax rate of 34.4 percent for the prior year’s quarter. For the nine months ended September 30, 2014, the Company reported income tax expense of $2.2 million for an effective tax rate of 31.8 percent, compared to an income tax expense of $2.0 million and effective tax rate of 33.8 percent for the nine months ended September 30, 2013.  Income for the quarter ended September 30, 2014 included $305 thousand in tax-exempt income from a death benefit on BOLI.  Excluding this death benefit income the effective tax rate would have been 33.8 percent and 33.3 percent for the three and nine month periods, respectively.

The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2014 or 2013.  The Company did not have an accrual for uncertain tax positions as of September 30, 2014 or December 31, 2013, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2010 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income for the three months ended September 30, 2014 and 2013:

	For the three months ended September 30,
	2014			2013
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$7			$227
Unrealized holding gains (losses) on securities arising during period	$(19)	$(7)	(12)	$(1,031)	$(413)	(618)
Less: Reclassification adjustment for gains on securities included in net income	-	-	-	33	11	22
Net unrealized gains (losses) on securities arising during the period	$(19)	$(7)	$(12)	$(1,064)	$(424)	$(640)
Balance, end of period			$(5)			$(413)

The following table shows the changes in other comprehensive income for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
	2014			2013
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Balance, beginning of period			$(476)			$1,333
Unrealized holding gains (losses) on securities arising during the period	$1,152	$423	729	$(2,530)	$(1,028)	(1,502)
Less: Reclassification adjustment for gains on securities included in net income	378	120	258	367	123	244
Net unrealized gains (losses) on securities arising during the period	$774	$303	$471	$(2,897)	$(1,151)	$(1,746)
Balance, end of period			$(5)			$(413)

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

As of September 30, 2014, the fair value of the Company's AFS securities portfolio was $66.1 million.  Approximately 55 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $36.1 million at September 30, 2014.  Approximately $35.0 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at September 30, 2014.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2014, as compared to the periods ended December 31, 2013 and September 30, 2013.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$4,584	$-	$4,584
State and political subdivisions	-	13,345	-	13,345
Residential mortgage-backed securities	-	36,112	-	36,112
Corporate and other securities	-	12,013	-	12,013
Total securities available for sale	$-	$66,054	$-	$66,054

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,418	$-	$6,418
State and political subdivisions	-	16,598	-	16,598
Residential mortgage-backed securities	-	44,389	-	44,389
Commercial mortgage-backed securities	-	-	888	888
Corporate and other securities	-	12,840	-	12,840
Total securities available for sale	$-	$80,245	$888	$81,133

The following table summarizes changes in Level 3 assets during the three and nine months ended September 30, 2014 and 2013, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Commercial mortgage-backed securities:
Balance, beginning of period	$-	$1,594	$888	$4,463
Payoffs	-	(75)	(714)	(815)
Principal paydowns	-	(219)	(173)	(2,301)
Total net losses included in:
Other comprehensive income	-	8	(1)	(39)
Balance, end of period	$-	$1,308	$-	$1,308

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at September 30, 2014 or 2013.

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependent loans.  When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status.  The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes nine months of contractual payments and demonstrates the ability to service the debt going forward.  Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2014, the valuation allowance for impaired loans was $951 thousand, a decrease of $186 thousand from $1.1 million at December 31, 2013.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2014 and the fair value gains (losses) recognized during the three and nine months ended September 30, 2014 and 2013:

	Fair value at September 30, 2014				Gains (losses) from fair value changes for the three months ended	Gains (losses) from fair value changes for the nine months ended
(In thousands)	Level 1	Level 2	Level 3	Total	September 30, 2014	September 30, 2014
Financial assets:
OREO	$-	$-	$166	$166	$(160)	$(839)
Impaired collateral-dependent loans	-	-	1,244	1,244	186	186

	Fair value at September 30, 2013				Gains (losses) from fair value changes for the three months ended	Gains (losses) from fair value changes for the nine months ended
(In thousands)	Level 1	Level 2	Level 3	Total	September 30, 2013	September 30, 2013
Financial assets:
OREO	$-	$-	$1,000	$1,000	$(390)	$(459)
Impaired collateral-dependent loans	-	-	8,782	8,782	286	554

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2014 and December 31, 2013 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2014, the Bank had standby letters of credit outstanding of $1.4 million, consistent with December 31, 2013.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of September 30, 2014 and December 31, 2013:

		September 30, 2014		December 31, 2013
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$101,589	$101,589	$99,404	$99,404
Securities held to maturity (1)	Level 2	20,825	20,738	26,381	25,549
SBA loans held for sale	Level 2	7,835	8,575	6,673	7,267
Loans, net of allowance for loan losses (2)	Level 2	723,613	726,059	658,887	645,582
Federal Home Loan Bank stock	Level 2	4,907	4,907	5,392	5,392
Servicing assets	Level 3	643	643	437	437
Accrued interest receivable	Level 2	3,422	3,422	3,272	3,272
Financial liabilities:
Deposits	Level 2	781,920	781,594	738,698	738,337
Borrowed funds and subordinated debentures	Level 2	115,465	120,845	122,465	129,732
Accrued interest payable	Level 2	476	476	454	454

(1)

Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $4.0 million and $6.8 million at September 30, 2014 and December 31, 2013, respectively, and market values of $3.8 million and $6.4 million at September 30, 2014 and December 31, 2013, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $1.2 million and $4.5 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$4,758	$-	$(174)	$4,584	$6,723	$27	$(332)	$6,418
State and political subdivisions	13,273	200	(128)	13,345	16,960	192	(554)	16,598
Residential mortgage-backed securities	35,769	592	(249)	36,112	44,168	696	(475)	44,389
Commercial mortgage-backed securities	-	-	-	-	887	2	(1)	888
Corporate and other securities	12,258	44	(289)	12,013	13,173	67	(400)	12,840
Total securities available for sale	$66,058	$836	$(840)	$66,054	$81,911	$984	$(1,762)	$81,133
Held to maturity:
U.S. Government sponsored entities	$4,625	$-	$(243)	$4,382	$5,814	$-	$(460)	$5,354
State and political subdivisions	2,418	254	-	2,672	2,441	121	(17)	2,545
Residential mortgage-backed securities	8,769	194	(64)	8,899	10,395	145	(198)	10,342
Commercial mortgage-backed securities	4,031	-	(200)	3,831	6,750	87	(437)	6,400
Corporate and other securities	982	-	(28)	954	981	-	(73)	908
Total securities held to maturity	$20,825	$448	$(535)	$20,738	$26,381	$353	$(1,185)	$25,549

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2014 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,011	1.00%	$948	2.07%	$2,625	2.04%	$4,584	1.82%
State and political subdivisions	-	-	1,129	2.70	8,454	2.70	3,762	2.63	13,345	2.68
Residential mortgage-backed securities	-	-	1,912	1.73	2,454	1.86	31,746	2.80	36,112	2.68
Corporate and other securities	-	-	2,407	1.00	3,533	2.08	6,073	1.44	12,013	1.54
Total securities available for sale	$-	-%	$6,459	1.51%	$15,389	2.39%	$44,206	2.55%	$66,054	2.41%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$4,625	1.96%	$4,625	1.96%
State and political subdivisions	309	0.75	-	-	-	-	2,109	4.71	2,418	4.21
Residential mortgage-backed securities	-	-	532	4.89	285	5.20	7,952	2.32	8,769	2.57
Commercial mortgage-backed securities	-	-	-	-	-	-	4,031	2.76	4,031	2.76
Corporate and other securities	-	-	-	-	982	2.95	-	-	982	2.95
Total securities held to maturity	$309	0.75%	$532	4.89%	$1,267	3.46%	$18,717	2.60%	$20,825	2.68%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	4	$-	$-	$4,553	$(174)	$4,553	$(174)
State and political subdivisions	10	751	(2)	5,301	(126)	6,052	(128)
Residential mortgage-backed securities	13	11,289	(77)	7,250	(172)	18,539	(249)
Corporate and other securities	8	3,047	(74)	3,768	(215)	6,815	(289)
Total temporarily impaired securities	35	$15,087	$(153)	$20,872	$(687)	$35,959	$(840)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,381	$(243)	$4,381	$(243)
Residential mortgage-backed securities	3	-	-	2,717	(64)	2,717	(64)
Commercial mortgage-backed securities	2	-	-	3,831	(200)	3,831	(200)
Corporate and other securities	1	-	-	953	(28)	953	(28)
Total temporarily impaired securities	8	$-	$-	$11,882	$(535)	$11,882	$(535)

	December 31, 2013
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$5,591	$(332)	$-	$-	$5,591	$(332)
State and political subdivisions	19	8,575	(453)	934	(101)	9,509	(554)
Residential mortgage-backed securities	13	13,226	(398)	1,474	(77)	14,700	(475)
Commercial mortgage-backed securities	3	368	(1)	-	-	368	(1)
Corporate and other securities	9	3,994	(105)	3,088	(295)	7,082	(400)
Total temporarily impaired securities	49	$31,754	$(1,289)	$5,496	$(473)	$37,250	$(1,762)
Held to maturity:
U.S. Government sponsored entities	3	$5,355	$(460)	$-	$-	$5,355	$(460)
State and political subdivisions	2	986	(17)	-	-	986	(17)
Residential mortgage-backed securities	7	6,333	(193)	114	(5)	6,447	(198)
Commercial mortgage-backed securities	2	3,668	(437)	-	-	3,668	(437)
Corporate and other securities	1	907	(73)	-	-	907	(73)
Total temporarily impaired securities	15	$17,249	$(1,180)	$114	$(5)	$17,363	$(1,185)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2014.  There was no impairment on these securities at December 31, 2013.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and the Federal Home Loan Mortgage Corporation.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2014 or December 31, 2013.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2014 or December 31, 2013.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At September 30, 2014 and December 31, 2013, this category consisted of one single-issuer trust preferred security. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of September 30, 2014 or December 31, 2013.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and nine months ended September 30, 2014  and 2013 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Available for sale:
Realized gains	$-	$34	$385	$371
Realized losses	-	-	(7)	(4)
Total securities available for sale	-	34	378	367
Held to maturity:
Realized gains	-	-	-	-
Realized losses	-	-	-	-
Total securities held to maturity	-	-	-	-
Net gains on sales of securities	$-	$34	$378	$367

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There were no realized gains or losses for the three months ended September 30, 2014 and there were gross realized gains of $385 thousand for the nine months ended September 30, 2014.  There were no gross realized losses for the three months ended September 30, 2014 and there were gross realized losses of $7 thousand for the nine months ended September 30, 2014.  The net realized gains during 2014 were a result of the following:

·

For the nine months ended September 30, 2014, the Company sold approximately $17.5 million in book value of available for sale municipal securities, mortgage-backed securities, asset-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $385 thousand.

For the three and nine months ended September 30, 2013, there were gross realized gains of $34 thousand and $371 thousand, respectively.  There were no realized losses during the third quarter of 2013 and gross realized losses of $4 thousand for the year-to-date period.  The net realized gains during 2013 were a result of the following:

·

For the nine months ended September 30, 2013, the Company sold approximately $11.8 million in book value of available for sale asset-backed securities, mortgage-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $371 thousand.

Pledged Securities

Securities with a carrying value of $53.1 million and $74.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $33.6 million and $19.9 million pledged  against municipal deposits at September 30, 2014 and December 31, 2013, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
SBA loans held for investment	$44,502	$48,918
SBA 504 loans	34,152	31,564
Commercial loans
Commercial other	38,649	37,611
Commercial real estate	337,827	317,471
Commercial real estate construction	14,862	8,258
Residential mortgage loans	211,450	182,067
Consumer loans
Home equity	53,623	43,704
Consumer other	1,466	2,435
Total loans held for investment	$736,531	$672,028
SBA loans held for sale	7,835	6,673
Total loans	$744,366	$678,701

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

Residential Mortgage and Consumer Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company’s relationship with the borrower.

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2014:

	September 30, 2014
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$39,529	$1,722	$3,251	$44,502
SBA 504 loans	24,175	7,670	2,307	34,152
Commercial loans
Commercial other	35,732	1,839	1,078	38,649
Commercial real estate	313,023	20,700	4,104	337,827
Commercial real estate construction	14,862	-	-	14,862
Total commercial loans	363,617	22,539	5,182	391,338
Total SBA, SBA 504 and commercial loans	$427,321	$31,931	$10,740	$469,992

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$209,352	$2,098	$211,450
Consumer loans
Home equity		53,256	367	53,623
Consumer other		1,466	-	1,466
Total consumer loans		54,722	367	55,089
Total residential mortgage and consumer loans		$264,074	$2,465	$266,539

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

Nonperforming and Past Due Loans

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. Loans past due 90 days or more and still accruing interest are not included in nonperforming loans and generally represent loans that are well collateralized and in a continuing process expected to result in repayment or restoration to current status. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The improved state of the economy has resulted in a substantial reduction in nonperforming loans and loan delinquencies. The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market. In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrowers’ financial statements and tax returns.

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$885	$30	$-	$2,572	$3,487	$41,015	$44,502
SBA 504 loans	-	-	-	2,109	2,109	32,043	34,152
Commercial loans
Commercial other	55	-	-	393	448	38,201	38,649
Commercial real estate	418	919	-	3,618	4,955	332,872	337,827
Commercial real estate construction	-	-	-	-	-	14,862	14,862
Residential mortgage loans	988	84	-	2,098	3,170	208,280	211,450
Consumer loans
Home equity	180	30	-	367	577	53,046	53,623
Consumer other	18	-	-	-	18	1,448	1,466
Total loans held for investment	$2,544	$1,063	$-	$11,157	$14,764	$721,767	$736,531
SBA loans held for sale	-	-	-	55	55	7,780	7,835
Total loans	$2,544	$1,063	$-	$11,212	$14,819	$729,547	$744,366

(1)

At September 30, 2014, nonaccrual loans included $3.5 million of troubled debt restructurings ("TDRs") and $200 thousand of loans guaranteed by the SBA.  The remaining $4.2 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2014:

	September 30, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,325	$1,062	$-
SBA 504 loans	3,893	3,893	-
Commercial loans
Commercial other	359	359	-
Commercial real estate	5,322	5,232	-
Total commercial loans	5,681	5,591	-
Total impaired loans with no related allowance	10,899	10,546	-

With an allowance:
SBA loans held for investment (1)	2,049	1,824	868
Commercial loans
Commercial other	47	34	34
Commercial real estate	337	337	49
Total commercial loans	384	371	83
Total impaired loans with a related allowance	2,433	2,195	951

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,374	2,886	868
SBA 504 loans	3,893	3,893	-
Commercial loans
Commercial other	406	393	34
Commercial real estate	5,659	5,569	49
Total commercial loans	6,065	5,962	83
Total individually evaluated impaired loans	$13,332	$12,741	$951
(1)	Balances are reduced by amount guaranteed by the SBA of $200 thousand at September 30, 2014.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2014 and 2013.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing troubled debt restructurings and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2014		2013
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$3,118	$72	$3,223	$40
SBA 504 loans	3,344	27	4,069	28
Commercial loans
Commercial other	161	-	1,679	16
Commercial real estate	5,535	44	8,115	83
Commercial real estate construction	-	23	177	-
Total	$12,158	$166	$17,263	$167
(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $732 thousand and $605 thousand for the three months ended September 30, 2014 and 2013, respectively.

	For the nine months ended September 30,
	2014		2013
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$3,111	$127	$3,395	$153
SBA 504 loans	2,760	82	5,642	142
Commercial loans
Commercial other	101	2	1,923	100
Commercial real estate	6,607	167	9,853	252
Commercial real estate construction	97	23	169	-
Total	$12,676	$401	$20,982	$647
(1)	Balances are reduced by the average amount guaranteed by the Small Business Administration of $1.2 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

TDRs of $7.7 million and $7.9 million are included in the impaired loan numbers as of September 30, 2014 and December 31, 2013, respectively.  Specific reserves for these TDRs were $288 thousand and $363 thousand as of September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, $3.5 million of TDRs were in nonaccrual status, compared to $467 thousand at December 31, 2013.  The increase during the nine month period was due to the transfer of 3 loans, one of which was $2.7 million, into nonaccrual status. The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

There were no loans modified during the three or nine months ended September 30, 2014 that were deemed to be TDRs.  There were no loans modified during the three months ended September 30, 2013 that were deemed to be TDRs.  There was one such loan modified in the quarter ended March 31, 2013.

The following table details loans modified during the nine months ended September 30, 2014 and 2013, including the number of modifications and the recorded investment at the time of the modification.

	For the nine months ended September 30,
	2014			2013
(In thousands, except number of contracts)	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income	Number of contracts	Recorded investment at time of modification	Impact of interest rate change on income
Commercial real estate	$-	$-	-	$1	$2,684	33
Total	$-	$-	$-	$1	$2,684	$33

There were no loans modified as a TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended September 30, 2014.  There was one loan modified as a TDR within the previous 12 months where a concession was made and the loan subsequently defaulted during the nine months ended September 30, 2014.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.  These defaults are detailed in the following table:

	For the nine months ended September 30,
	2014		2013
(In thousands, except number of contracts)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
SBA loans held for investment	1	$131	-	$-
Total	1	$131	-	$-

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.   There were no TDR modifications done during the nine months ended September 30, 2014.  The following table shows the types of modifications done during the nine months ended September 30, 2013, with the respective loan balances as of the period ending:

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.    The unallocated portion of the allowance increased for the nine months ended September 30, 2014 due to changes in environmental factors such as charge-off and recovery trends and improvements in industry conditions partially offset by growth in the loan portfolio and credits transferred into nonaccrual status needing a specific reserve.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,505	$929	$6,282	$2,171	$741	$230	$12,858
Charge-offs	(232)	-	(72)	(201)	(211)	-	(716)
Recoveries	111	-	95	20	-	-	226
Net charge-offs	(121)	-	23	(181)	(211)	-	(490)
Provision for loan losses charged to expense	(102)	(69)	148	371	287	(85)	550
Balance, end of period	$2,282	$860	$6,453	$2,361	$817	$145	$12,918

	For the three months ended September 30, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,135	$1,488	$6,806	$1,954	$489	$437	$14,309
Charge-offs	(211)	(590)	(253)	(125)	(229)	-	(1,408)
Recoveries	12	-	24	13	-	-	49
Net charge-offs	(199)	(590)	(229)	(112)	(229)	-	(1,359)
Provision for loan losses charged to expense	(152)	209	418	181	255	(311)	600
Balance, end of period	$2,784	$1,107	$6,995	$2,023	$515	$126	$13,550

The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Charge-offs	(485)	(92)	(660)	(378)	(593)	-	(2,208)
Recoveries	129	-	135	20	1	-	285
Net charge-offs	(356)	(92)	(525)	(358)	(592)	-	(1,923)
Provision for loan losses charged to expense	51	(5)	138	587	836	93	1,700
Balance, end of period	$2,282	$860	$6,453	$2,361	$817	$145	$12,918

	For the nine months ended September 30, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$3,378	$1,312	$7,091	$1,769	$524	$684	$14,758
Charge-offs	(948)	(990)	(828)	(250)	(288)	-	(3,304)
Recoveries	157	179	190	17	3	-	546
Net charge-offs	(791)	(811)	(638)	(233)	(285)	-	(2,758)
Provision for loan losses charged to expense	197	606	542	487	276	(558)	1,550
Balance, end of period	$2,784	$1,107	$6,995	$2,023	$515	$126	$13,550

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$868	$-	$83	$-	$-	$-	$951
Collectively evaluated for impairment	1,414	860	6,370	2,361	817	145	11,967
Total	$2,282	$860	$6,453	$2,361	$817	$145	$12,918
Loan ending balances:
Individually evaluated for impairment	$2,886	$3,893	$5,962	$-	$-	$-	$12,741
Collectively evaluated for impairment	41,616	30,259	385,376	211,450	55,089	-	723,790
Total	$44,502	$34,152	$391,338	$211,450	$55,089	$-	$736,531

	December 31, 2013
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$831	$29	$278	$-	$-	$-	$1,138
Collectively evaluated for impairment	1,756	928	6,562	2,132	573	52	12,003
Total	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Loan ending balances:
Individually evaluated for impairment	$2,740	$2,928	$9,120	$-	$-	$-	$14,788
Collectively evaluated for impairment	46,178	28,636	354,220	182,067	46,139	-	657,240
Total	$48,918	$31,564	$363,340	$182,067	$46,139	$-	$672,028

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2014, a $151 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $103 thousand commitment reserve at December 31, 2013.

Note 10.  New Accounting Pronouncements

ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, ASU 2014-04 requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in ASU 2014-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  An entity can elect to adopt the amendments using either a modified retrospective transition method or prospective transition method.  Early adoption is permitted.  The Company is currently evaluating the impact of these amendments.

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

Earnings Summary

Net income available to common shareholders totaled $1.9 million, or $0.24 per diluted share for the quarter ended September 30, 2014, a 59.4 percent increase compared to $1.2 million, or $0.15 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.82% and 11.89%,  respectively, compared to 0.62% and 8.25% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include expansion of our in-market loan and deposit relationships, improving credit quality and core earnings growth.

Third quarter highlights include:

×	Completed common stock rights offering which was oversubscribed and resulted in $6.2 million in additional capital to provide for continued growth.
×	Loan growth of 9.7% since December 31, 2013 – 19.4% growth in consumer loans, 16.1% growth in residential mortgage loans and 7.7% growth in commercial loans.
×	Deposit growth of 5.9% since December 31, 2013 – 9.7% growth in noninterest-bearing demand deposits.
×	Core earnings growth – 11.1% increase in net interest income compared to the prior year’s quarter due to strong commercial, residential and consumer loan portfolio growth.
×	Net interest margin of 3.56% this quarter compared to 3.53% in the prior year’s quarter.
×	Improved credit quality metrics due to a 32.7 % decrease in nonperforming loans this quarter compared to the prior year’s quarter.

Net income available to common shareholders totaled $4.7 million, or $0.61 per diluted share for the nine months ended September 30, 2014, a 64.6 percent increase compared to $2.9 million, or $0.36 per diluted share for the same period a year ago.  Return on average assets and average common equity for the nine month period were 0.70% and 10.47%, respectively, compared to 0.63% and 6.67% for the same period a year ago.

The Company's quarterly and year to date performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income per common share - Basic (1)	$0.24	$0.16	$0.61	$0.38
Net income per common share - Diluted (1)	$0.24	$0.15	$0.61	$0.36
Return on average assets	0.82%	0.62%	0.70%	0.63%
Return on average equity (2)	11.89%	8.25%	10.47%	6.67%
Efficiency ratio (3)	65.80%	69.93%	69.40%	72.17%

(1)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by weighted average shares outstanding.
(2)	Defined as net income adjusted for dividends accrued and accretion of discount on perpetual preferred stock divided by average shareholders' equity (excluding preferred stock).
(3)	Defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended September 30, 2014, tax-equivalent net interest income amounted to $7.7 million, an increase of $746 thousand or 10.8 percent when compared to the same period in 2013.  The net interest margin increased 3 basis points to 3.56 percent for the quarter ended September 30, 2014, compared to 3.53 percent for the same period in 2013.  The net interest spread was 3.38 percent for the third quarter of 2014, a 1 basis point increase compared to the same period in 2013.

During the three months ended September 30, 2014, tax-equivalent interest income was $9.5 million, an increase of $1.0 million or 11.8 percent when compared to the same period in the prior year.  This increase was driven by the increase in average loans, and a higher average yield on the loan portfolio:

×

Of the $1.0 million net increase in interest income on a tax-equivalent basis, $879 thousand of the increase was due to increased average earning assets, primarily loans, and $123 thousand of the increase was due to increased yields on average earning assets.

×

The average volume of interest-earning assets increased $76.5 million to $855.2 million for the third quarter of 2014 compared to $778.7 million for the same period in 2013.  This was due primarily to an $80.8 million increase in average loans, primarily commercial and residential mortgage loans, and a $12.9 million increase in federal funds sold and interest-bearing deposits, partially offset by a $17.1 million decrease in average investment securities.

×

The yield on interest-earning assets increased 7 basis points to 4.43 percent for the three months ended September 30, 2014 when compared to the same period in 2013.  The yield on the loan portfolio increased 11 basis points to 4.89 percent.

Total interest expense was $1.9 million for the three months ended September 30, 2014, an increase of $256 thousand or 16.0 percent compared to the same period in 2013.  This increase was driven by the increase in average time deposits and increased rates on savings deposits compared to a year ago:

×	Of the $256 thousand increase in interest expense, $225 thousand of the increase was due to an increase in the volume of average interest-bearing liabilities, primarily time deposits.
×

Interest-bearing liabilities averaged $701.2 million for the third quarter of 2014, an increase of $66.0 million or 10.4 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average time deposits and interest-bearing demand deposits, partially offset by a decrease in average savings deposits.

×

The average cost of interest-bearing liabilities increased 6 basis points to 1.05 percent. The cost of interest-bearing deposits increased 11 basis points to 0.68 percent for the third quarter of 2014 and the cost of borrowed funds and subordinated debentures increased 1 basis point to 3.50 percent.

During the nine months ended September 30, 2014, tax-equivalent net interest income amounted to $22.4 million, an increase of $1.8 million or 8.9 percent when compared to the same period in 2013.  The net interest margin decreased 3 basis points to 3.54 percent for the nine months ended September 30, 2014, compared to 3.57 percent for the same period in 2013.  The net interest spread was 3.37 percent for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, tax-equivalent interest income was $27.7 million, an increase of $2.4 million or 9.4 percent when compared to the same period in the prior year.  This increase was driven by the increase in average loans, partially offset by a lower average yield on the loan portfolio and a smaller investment portfolio:

×

Of the $2.4 million net increase in interest income on a tax-equivalent basis, $2.7 million of the increase was due to increased average earning assets, primarily loans, partially offset by  $336 thousand in reduced interest income due to reduced yields on these assets.

×

The average volume of interest-earning assets increased $74.5 million to $844.2 million for the nine months ended September 30, 2014 compared to $769.7 million for the same period in 2013.  This was due primarily to an $83.4 million increase in average loans, primarily commercial and residential mortgage loans, and a $5.1 million increase in federal funds sold and interest-bearing deposits, partially offset by a $14.0 million decrease in average investment securities.

×

The yield on interest-earning assets decreased 1 basis point to 4.39 percent for the nine months ended September 30, 2014 when compared to the same period in 2013.  The yield on our loan portfolio declined 9 basis points to 4.87 percent.

Total interest expense was $5.4 million for the nine months ended September 30, 2014, an increase of $566 thousand or 11.7 percent compared to the same period in 2013.  This increase was driven by the increase in average time deposits, partially offset by lower rates on these deposits compared to a year ago:

×

Of the $566 thousand increase in interest expense, $824 thousand of the increase was due to an increase in the volume of average interest-bearing liabilities, primarily time deposits, partially offset by a $258 thousand decrease due to the decrease in the rates paid on interest-bearing liabilities.

×

Interest-bearing liabilities averaged $696.4 million for the nine months ended September 30, 2014, an increase of $74.7 million or 12.0 percent, compared to the same period in the prior year.  The increase in interest-bearing liabilities was a result of an increase in average time deposits and interest-bearing demand deposits, partially offset by a decrease in average savings deposits.

×

The average cost of interest-bearing liabilities decreased 1 basis point to 1.02 percent. The cost of interest-bearing deposits increased 4 basis points to 0.65 percent for the nine months ended September 30, 2014 and the cost of borrowed funds and subordinated debentures was 3.50 percent for the nine months ended September 30, 2014 and 2013, respectively.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$38,754	$12	0.12%	$25,841	$9	0.14%
Federal Home Loan Bank stock	3,948	40	4.02	4,022	40	3.95
Securities:
Taxable	75,685	461	2.44	87,694	591	2.70
Tax-exempt	13,348	119	3.57	18,474	162	3.51
Total securities (A)	89,033	580	2.61	106,168	753	2.84
Loans:
SBA loans	53,400	636	4.76	59,755	586	3.92
SBA 504 loans	34,310	419	4.85	37,971	411	4.29
Commercial loans	380,983	4,926	5.13	335,404	4,387	5.19
Residential mortgage loans	201,793	2,327	4.61	163,805	1,861	4.54
Consumer loans	53,000	589	4.41	45,709	480	4.17
Total loans (B)	723,486	8,897	4.89	642,644	7,725	4.78
Total interest-earning assets	$855,221	$9,529	4.43%	$778,675	$8,527	4.36%

Noninterest-earning assets:
Cash and due from banks	29,873			24,367
Allowance for loan losses	(12,980)			(14,310)
Other assets	44,656			44,184
Total noninterest-earning assets	61,549			54,241
Total assets	$916,770			$832,916

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$116,646	$98	0.33%	$115,085	$90	0.31%
Savings deposits	271,356	216	0.32	277,501	183	0.26
Time deposits	221,584	725	1.30	150,533	510	1.34
Total interest-bearing deposits	609,586	1,039	0.68	543,119	783	0.57
Borrowed funds and subordinated debentures	91,574	820	3.50	92,025	820	3.49
Total interest-bearing liabilities	$701,160	$1,859	1.05%	$635,144	$1,603	0.99%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	148,724			137,711
Other liabilities	3,921			2,918
Total noninterest-bearing liabilities	152,645			140,629
Total shareholders' equity	62,965			57,143
Total liabilities and shareholders' equity	$916,770			$832,916

Net interest spread		$7,670	3.38%		$6,924	3.37%
Tax-equivalent basis adjustment		(38)			(53)
Net interest income		$7,632			$6,871
Net interest margin			3.56%			3.53%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$42,869	$31	0.10%	$37,760	$31	0.11%
Federal Home Loan Bank stock	4,028	127	4.22	4,006	118	3.94
Securities:
Taxable	84,634	1,740	2.74	94,431	1,858	2.62
Tax-exempt	14,920	407	3.64	19,130	525	3.66
Total securities (A)	99,554	2,147	2.87	113,561	2,383	2.80
Loans:
SBA loans	54,047	1,863	4.60	62,695	2,141	4.55
SBA 504 loans	33,491	1,251	4.99	39,493	1,503	5.09
Commercial loans	371,951	14,264	5.13	318,554	12,638	5.30
Residential mortgage loans	189,365	6,438	4.53	147,944	5,060	4.56
Consumer loans	48,918	1,628	4.45	45,703	1,485	4.34
Total loans (B)	697,772	25,444	4.87	614,389	22,827	4.96
Total interest-earning assets	$844,223	$27,749	4.39%	$769,716	$25,359	4.40%

Noninterest-earning assets:
Cash and due from banks	25,900			22,340
Allowance for loan losses	(13,141)			(14,682)
Other assets	44,559			41,198
Total noninterest-earning assets	57,318			48,856
Total assets	$901,541			$818,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$125,341	$318	0.34%	$116,709	$281	0.32%
Savings deposits	266,384	586	0.29	280,973	524	0.25
Time deposits	213,339	2,062	1.29	132,607	1,593	1.61
Total interest-bearing deposits	605,064	2,966	0.65	530,289	2,398	0.61
Borrowed funds and subordinated debentures	91,304	2,426	3.50	91,387	2,428	3.50
Total interest-bearing liabilities	$696,368	$5,392	1.02%	$621,676	$4,826	1.03%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	141,598			124,539
Other liabilities	3,477			3,237
Total noninterest-bearing liabilities	145,075			127,776
Total shareholders' equity	60,098			69,120
Total liabilities and shareholders' equity	$901,541			$818,572

Net interest spread		$22,357	3.37%		$20,533	3.37%
Tax-equivalent basis adjustment		(132)			(171)
Net interest income		$22,225			$20,362
Net interest margin			3.54%			3.57%

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

	For the three months ended September 30, 2014 versus September 30, 2013			For the nine months ended September 30, 2014 versus September 30, 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$4	$(1)	$3	$3	$(3)	$-
Federal Home Loan Bank stock	(1)	1	-	1	8	9
Securities	(122)	(51)	(173)	(315)	79	(236)
Loans	998	174	1,172	3,037	(420)	2,617
Total interest income	$879	$123	$1,002	$2,726	$(336)	$2,390
Interest expense:
Demand deposits	$1	$7	$8	$20	$17	$37
Savings deposits	(4)	37	33	(26)	88	62
Time deposits	231	(16)	215	832	(363)	469
Total interest-bearing deposits	228	28	256	826	(258)	568
Borrowed funds and subordinated debentures	(3)	3	-	(2)	-	(2)
Total interest expense	225	31	256	824	(258)	566
Net interest income - fully tax-equivalent	$654	$92	$746	$1,902	$(78)	$1,824
Decrease in tax-equivalent adjustment			15			39
Net interest income			$761			$1,863

Provision for Loan Losses

The provision for loan losses totaled $550 thousand for the three months ended September 30, 2014, compared to $600 thousand for the three months ended September 30,  2013.  For the nine months ended September 30, 2014, the provision for loan losses totaled $1.7 million, compared to $1.6 million for the same period in 2013.    Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Branch fee income	$388	$398	$1,106	$1,093
Service and loan fee income	292	351	872	975
Gain on sale of SBA loans held for sale, net	295	280	633	607
Gain on sale of mortgage loans, net	263	314	816	1,339
BOLI income	400	100	593	246
Net security gains	-	34	378	367
Other income	215	173	621	505
Total noninterest income	$1,853	$1,650	$5,019	$5,132

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended September 30, 2014, noninterest income amounted to $1.9 million, an increase of $203 thousand from the prior year period.  For the nine months ended September 30, 2014, noninterest income decreased $113 thousand to $5.0 million when compared to the same period in 2013.

Changes in our noninterest income for the three and nine months ended September 30, 2014 versus 2013 reflect:

·

For the three months ended September 30 2014, branch fee income, which consists of deposit service charges and overdraft fees, decreased $10 thousand when compared to the same period in 2013, due to lower overdraft volume.  For the nine months ended September 30, 2014, branch fee income increased $13 thousand when compared to the same period in 2013, primarily due to increased overdraft volume.

·

For the three and nine months ended September 30, 2014, service and loan fee income decreased $59 thousand and $103 thousand, respectively, when compared to the same periods in the prior year. These decreases were due to lower SBA loan servicing income as the volume of serviced loans declined, reduced late charges, payoff and prepayment penalties partially offset by increased processing fees.

·

SBA loan sales totaled $3.2 million with net gains on sale of $295 thousand for the quarter, compared to $3.1 million sold and a gain of $280 thousand in the prior year’s quarter.  On a year-to-date basis, SBA loan sales totaled $6.4 million and $6.3 million with net gains on sales of $633 thousand and $607 thousand in 2014 and 2013, respectively.

·

For the three months ended September 30, 2014, $16.5 million in residential mortgage loans were sold at a gain of $263 thousand, compared to $14.1 million sold at a gain of $314 thousand during the prior year’s quarter.  Approximately, $3.7 million of the sold loans were previously originated loans from our portfolio that were sold at par to reduce interest rate risk.  For the nine months ended September 30, 2014, $45.1 million in residential mortgage loans were sold at a gain of $816 thousand, compared to $62.6 million sold at a gain of $1.3 million during the prior year’s period.  All residential mortgage loans that were put into our portfolio for long term investment are adjustable rate mortgages or 15 year fully amortizing mortgages.

·

BOLI income increased $300 thousand and $347 thousand for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in the prior year.  The increase was primarily due to a $305 thousand, or $0.04 per diluted share, death benefit received.

·

There were no net realized gains on the sale of securities for the three months ended September 30, 2014, compared to net gains of $34 thousand for the same period in the prior year.  For the nine months ended September 30, 2014 and 2013, net realized security gains amounted to $378 thousand and $367 thousand, respectively.  For additional information, see Note 7 - Securities.

·

For the three and nine months ended September 30, 2014, other income, which includes check card related income and miscellaneous service charges, increased $42 thousand and $116 thousand, respectively, when compared to the same periods in the prior year, primarily due to increases in VISA check card interchange fees and OREO rental income.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Compensation and benefits	$3,214	$2,984	$9,553	$9,325
Occupancy	604	598	1,882	1,918
Processing and communications	667	598	1,847	1,720
Furniture and equipment	377	374	1,112	1,110
Professional services	159	210	617	634
Loan costs	225	188	569	594
OREO expenses	71	174	414	364
Deposit insurance	166	165	515	493
Advertising	291	218	729	519
Other expenses	467	426	1,406	1,457
Total noninterest expense	$6,241	$5,935	$18,644	$18,134

Noninterest expense increased $306 thousand to $6.2 million for the three months ended September 30, 2014, and increased $510 thousand to $18.6 million for the nine months ended September 30, 2014.  The primary drivers of the increases during both periods were compensation, processing and communications and advertising expenses.

Changes in noninterest expense for the three and nine months ended September 30, 2014 versus 2013 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $230 thousand and $228 thousand for the three and nine months ending September 30, 2014, respectively, due to higher salary expense as we expand our commercial lending staff and increased benefits costs such as medical insurance.  For the nine month period, bonus and equity related compensation expense increased while the mortgage commissions decreased as the volume of sold loans decreased.

·

Occupancy expense increased $6 thousand for the three months ended September 30, 2014, and decreased $36 thousand for the nine months ended September 30, 2014.  The quarter over quarter increase was due to higher landscaping expense partially offset by lower leasehold improvement depreciation expense.  The year-to-date decrease was to due lower rental expense and lower leasehold improvement depreciation expense as the result of the purchase of three of our branches in the first quarter of 2013, partially offset by increased seasonal landscaping and snow removal expenses.

·

Processing and communications expenses increased $69 thousand and $127 thousand for the three and nine months ended September 30, 2014, respectively, as we add products and services to remain competitive. This category includes the rising costs of providing our customers with products and services such as electronic banking, online bill payment, ATM/debit cards, international wires and foreign currency.  In addition, it includes the associated rise in data processing costs of our core banking system and electronic access expenses such as communication line costs.

·	Furniture and equipment expense remained relatively flat for the three and nine month periods.
·	Professional service fees decreased $51 thousand and $17 thousand for the three and nine months ended September 30, 2014, respectively, primarily due to decreased legal and supervisory exams expense.
·

Loan costs increased $37 thousand for the three months ending September 30, 2014 due to higher loan legal and property tax expense.  For the year-to-date period, loan costs decreased $25 thousand due to lower appraisals expense, broker and correspondent fees, and forced place insurance expense.

·

OREO expenses decreased $103 thousand for the quarter, but increased $50 thousand for the year-to-date period as we work through the collection process and incur expenses such as property maintenance, insurance and legal costs, as well as delinquent taxes and losses on sale.

·

Deposit insurance expense remained relatively flat for the three months ended September 30, 2014 when compared to the same period in the prior year.  For the nine months ended September 30, 2014, deposit insurance expenses increased $22 thousand when compared to the same period in 2013 due to growth in the company’s assets.

·

Advertising expense increased $73 thousand and $210 thousand for the three and nine months ended September 30, 2014, respectively.  Expenses increased in both periods due to the use of television and radio media, core deposit promotional expenses as well as seasonal involvement in various community events.

·

For the three months ended September 30, 2014, other expenses increased $41 thousand due to a higher provision for commitments.  For the nine months ended September 30, 2014, other expenses decreased $51 thousand due to lower recruiting fees and director fees, partially offset by increased debit card losses and cost of business losses.

Income Tax Expense

For the quarter ended September 30, 2014, the Company reported income tax expense of $808 thousand for an effective tax rate of 30.0 percent, compared to an income tax expense of $684 thousand and effective tax rate of 34.4 percent for the prior year’s quarter.  For the nine months ended September 30, 2014, the Company reported income tax expense of $2.2 million for an effective tax rate of 31.8 percent, compared to an income tax expense of $2.0 million and effective tax rate of 33.8 percent for the nine months ended September 30, 2013.  Income for the quarter ended September 30, 2014 included $305 thousand in tax-exempt income from a death benefit on BOLI.  Excluding this death benefit income the effective tax rate would have been 33.8 percent and 33.3 percent for the three and nine month periods, respectively.

Financial Condition at September 30, 2014

Total assets increased $48.5 million or 5.3 percent, to $969.6 million at September 30, 2014, compared to $921.1 million at December 31, 2013. This increase was primarily due to an increase of $65.7 million in loans, partially offset by a decrease of $20.6 million in securities.  Total deposits increased $43.2 million, due to increases of $25.6  million, $17.9 million, and $13.2 million in savings deposits,  time deposits, and noninterest-bearing demand deposits, respectively, partially offset by a decrease of $13.5 million in interest-bearing demand deposits.  Borrowed funds decreased $7.0 million over year-end 2013 due to a $25.0 million overnight advance at September 30, 2014 versus a $32.0 million overnight advance at December 31, 2013.  There were no changes to subordinated debentures.  Total shareholders’ equity increased $11.2 million over year-end 2013, primarily due to common stock proceeds from the rights offering and retained earnings.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $66.1 million at September 30, 2014, a decrease of $15.1 million or 18.6 percent, compared to $81.1 million at December 31, 2013.  This net decrease was the result of:

-	$9.9 million in purchases, consisting primarily of mortgage-backed securities, one corporate bond and one agency security, and
-

$774 thousand of appreciation in the market value of the portfolio.  At September 30, 2014, the portfolio had net unrealized losses of $5 thousand compared to net unrealized losses of $778 thousand at December 31, 2013.  These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive loss, partially offset by

-	$17.5 million in sales net of realized gains, which consisted of municipal securities, mortgage-backed securities, agency securities, one asset-backed security, and one corporate bond,
-	$7.9 million in principal payments, maturities and called bonds, and
-	$350 thousand in net amortization of premiums

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.5 years at September 30, 2014 and 5.4 years at December 31, 2013.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $20.8 million at September 30, 2014, a decrease of $5.6 million or 21.1 percent, from year-end 2013.  This decrease was the result of:

-	$5.8 million in principal payments and maturities, and
-	$70 thousand in net amortization of premiums, partially offset by
-	$309 thousand in the purchase of one bond anticipation note.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.5 years and 8.5 years at September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013, the fair value of HTM securities was $20.7 million and $25.5 million, respectively.

The average balance of taxable securities amounted to $84.6 million for the nine months ended September 30, 2014, compared to $94.4 million for the same period in 2013. The average yield earned on taxable securities increased 12 basis points, to 2.74 percent for the nine months ended September 30, 2014, from 2.62 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $14.9 million for the nine months ended September 30, 2014, compared to $19.1 million for the same period in 2013. The average yield earned on tax-exempt securities decreased 2 basis points, to 3.64 percent for the nine months ended September 30, 2014, from 3.66 percent for the same period in 2013.

Securities with a carrying value of $53.1 million and $74.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 86 percent of the total investment portfolio had a fixed rate of interest at September 30, 2014.

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

Total loans increased $65.7 million or 9.7 percent to $744.4 million at September 30, 2014, compared to $678.7 million at year-end 2013.  Residential mortgages, commercial loans, consumer loans, and SBA 504 loans increased $29.4 million, $28.0 million, $9.0 million, and $2.6 million respectively, partially offset by a decline of $3.3 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$44,502	6.0%	$48,918	7.2%
SBA 504 loans	34,152	4.6	31,564	4.7
Commercial loans	391,338	52.5	363,340	53.5
Residential mortgage loans	211,450	28.4	182,067	26.8
Consumer loans	55,089	7.4	46,139	6.8
Total loans held for investment	736,531	98.9	672,028	99.0
SBA loans held for sale	7,835	1.1	6,673	1.0
Total loans	$744,366	100.0%	$678,701	100.0%

Average loans increased $83.4 million or 13.6 percent from $614.4 million for the nine months ended September 30, 2013, to $697.8 million for the same period in 2014.  The increase in average loans was due to increases in commercial loans, residential mortgages, and consumer loans, partially offset by a decline in SBA 7(a) and SBA 504 loans.  The yield on the overall loan portfolio fell 9 basis points to 4.87 percent for the nine months ended September 30, 2014, compared to 4.96 percent for the same period in the prior year. This decrease was the result of new loan volume at lower rates and existing variable rate loan products repricing lower as rates remain low.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $7.8 million at September 30, 2014, an increase of $1.2 million from $6.7 million at December 31, 2013. SBA 7(a) loans held to maturity amounted to $44.5 million at September 30, 2014, a decrease of $4.4 million from $48.9 million at December 31, 2013. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 4.60 percent for the nine months ended September 30, 2014, compared to 4.55 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $94.8 million and $96.4 million in SBA loans were sold but serviced by the Company at September 30, 2014 and December 31, 2013, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination. At September 30, 2014, SBA 504 loans totaled $34.2 million, an increase of $2.6 million from $31.6 million at December 31, 2013. The yield on SBA 504 loans decreased 10 basis points to 4.99 percent for the nine months ended September 30, 2014, from 5.09 percent for the same period in 2013.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $391.3 million at September 30, 2014, an increase of $28.0 million from year-end 2013. The yield on commercial loans was 5.13 percent for the nine months ended September 30, 2014, compared to 5.30 percent for the same period in 2013.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $211.5 million at September 30, 2014, an increase of $29.4 million from year-end 2013. Sales of mortgage loans totaled $45.1 million for the nine months ended September 30, 2014.  Approximately, $13.7 million of the sold loans were sold at par from our portfolio to reduce interest risk, with the remainder consisting of new production.  The yield on residential mortgages was 4.53 percent for the nine months ended September 30, 2014, compared to 4.56 percent for the same period in 2013.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $55.1 million, an increase of $9.0 million from year-end 2013. The yield on consumer loans was 4.45 percent for the nine months ended September 30, 2014, compared to 4.34 percent for the same period in 2013.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2014 and December 31, 2013,  approximately 95 percent of the Company’s loan portfolio was secured by real estate.

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

At September 30, 2014, there were ten loans totaling $7.7 million that were classified as TDRs by the Company and deemed impaired, compared to ten such loans totaling $7.9 million at December 31, 2013.  Nonperforming loans included $3.5 million of TDRs as of September 30, 2014, compared to $467 thousand at December 31, 2013.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$459	$561	$1,020	$534	$467	$1,001
SBA 504 loans	1,784	-	1,784	1,827	-	1,827
Commercial real estate	1,951	2,912	4,863	5,091	-	5,091
Total	$4,194	$3,473	$7,667	$7,452	$467	$7,919

Through September 30, 2014, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.   The following table shows the types of modifications done to date by class through September 30, 2014:

	September 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$14	$-	$-	$14
Interest only with reduced interest rate	-	-	2,672	2,672
Interest only with nominal principal	157	-	-	157
Interest with extra principal	-	-	1,354	1,354
Previously modified back to original terms	849	1,784	837	3,470
Total TDRs	$1,020	$1,784	$4,863	$7,667

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonperforming by category:
SBA loans held for investment (1)	$2,627	$2,746	$3,058
SBA 504 loans	2,109	1,101	2,298
Commercial loans	4,011	4,029	5,498
Residential mortgage loans	2,098	5,727	4,072
Consumer loans	367	1,680	1,728
Total nonperforming loans (2)	$11,212	$15,283	$16,654
OREO	1,658	633	1,249
Total nonperforming assets	$12,870	$15,916	$17,903
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$-	$-	$1
SBA 504 loans	-	-	-
Commercial loans	-	14	108
Residential mortgage loans	-	5	752
Consumer loans	-	-	-
Total past due 90 days or more and still accruing interest	$-	$19	$861
Nonperforming loans to total loans	1.51%	2.25%	2.52%
Nonperforming loans and TDRs to total loans (3)	2.07	3.35	3.69
Nonperforming assets to total loans and OREO	1.73	2.34	2.70
Nonperforming assets to total assets	1.33	1.73	2.04
(1) Guaranteed SBA loans included above	$200	$540	$592
(2) Nonperforming TDRs included above	3,473	467	1,765
(3) Performing TDRs	4,194	7,452	7,705

Nonperforming loans were $11.2 million at September 30, 2014, a $4.1 million decrease from $15.3 million at year-end 2013 and a $5.5 million decrease from $16.7 million at September 30, 2013.  Since year-end 2013, nonperforming loans in all segments, except SBA 504 loans, decreased.  Included in nonperforming loans at September 30, 2014 are approximately $200 thousand of loans guaranteed by the SBA, compared to $540 thousand at December 31, 2013 and $592 thousand at September 30, 2013.  In addition, there were no loans past due 90 days or more and still accruing interest at September 30, 2014, compared to $19 thousand and $861 thousand at December 31, 2013 and September 30, 2013, respectively.

Other real estate owned (“OREO”) properties totaled $1.7 million at September 30, 2014, an increase of $1.0 million from $633 thousand at year-end 2013 and a $409 thousand increase from $1.2 million at September 30, 2013.  During the nine months ended September 30, 2014, the Company took title to twelve new properties totaling $4.3 million with a valuation write down on one loan totaling $170 thousand.  Nine OREO properties were sold, resulting in a net loss of $310 thousand on the sales.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $5.9 million at September 30, 2014, an increase of $181 thousand from $5.7 million at December 31, 2013.  The increase is due to the addition of seven loans totaling $4.7 million during the year, partially offset by the removal of seven loans totaling $1.9 million.

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

The allowance for loan losses totaled $12.9 million at September 30, 2014, compared to $13.1 million and $13.6 million at December 31, 2013 and September 30,  2013, respectively, with resulting allowance to total loan ratios of 1.74 percent, 1.94 percent, and 2.05 percent, respectively.  Net charge-offs amounted to $490 thousand for the three months ended September 30, 2014, compared to $1.4 million for the same period in 2013.  Net charge-offs amounted to $1.9 million for the nine months ended September 30, 2014, compared to $2.8 million for the same period in 2013.  Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2014	2013	2014	2013
Balance, beginning of period	$12,858	$14,309	$13,141	$14,758
Provision for loan losses charged to expense	550	600	1,700	1,550
Less: Chargeoffs
SBA loans held for investment	232	211	485	948
SBA 504 loans	-	590	92	990
Commercial loans	72	253	660	828
Residential mortgage loans	201	125	378	250
Consumer loans	211	229	593	288
Total chargeoffs	716	1,408	2,208	3,304
Add: Recoveries
SBA loans held for investment	111	12	129	157
SBA 504 loans	-	-	-	179
Commercial loans	95	24	135	190
Residential mortgage loans	20	13	20	17
Consumer loans	-	-	1	3
Total recoveries	226	49	285	546
Net chargeoffs	490	1,359	1,923	2,758
Balance, end of period	$12,918	$13,550	$12,918	$13,550
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	0.90%	1.32%	0.88%	1.69%
SBA 504 loans	-	6.16	0.37	2.75
Commercial loans	(0.02)	0.27	0.19	0.27
Residential mortgage loans	0.36	0.27	0.25	0.21
Consumer loans	1.58	1.99	1.62	0.83
Total loans	0.27	0.84	0.37	0.60
Allowance to total loans	1.74	2.05	1.74	2.05
Allowance to nonperforming loans	115.22	81.36	115.22	81.36

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2014, a $151 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $103 thousand commitment reserve at December 31, 2013.

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

Total deposits increased $43.2 million to $781.9 million at September 30, 2014, from $738.7 million at December 31, 2013.  This increase in deposits was due to increases of $25.6 million in savings deposits, $17.9 million in time deposits and $13.2 million in noninterest-bearing demand deposits, partially offset by a decrease of $13.5 million in interest-bearing demand deposits.  Savings deposits increased due to our “Harvest of Savings” promotion during the quarter while time deposits have increased in response to our 15 month and 5 year term promotions.  The noninterest-bearing demand deposits increase consists of commercial deposit customer relationships.  Partially offsetting these increases was a decline in municipal interest-bearing demand deposits.

The Company’s deposit composition at September 30, 2014, consisted of 37.4 percent savings deposits, 28.5 percent time deposits, 19.1 percent noninterest-bearing demand deposits and 15.0 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $115.5 million and $122.5 million at September 30, 2014 and December 31, 2013, respectively, and are broken down in the following table:

(In thousands)	September 30, 2014	December 31, 2013
FHLB borrowings:
Fixed rate advances	$60,000	$30,000
Overnight advances	25,000	32,000
Repurchase agreements	-	30,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465

At September 30, 2014, the Company had $47.0 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2014, is a decline of 1.06 percent in a rising-rate environment and a decrease of 0.89 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2014 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2013, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.09 percent in a rising-rate environment and an increase of 0.45 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2014, the balance of cash and cash equivalents was $101.6 million, an increase of $2.2 million from December 31, 2013.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $5.2 million and $9.7 million in net cash for the nine months ended September 30, 2014 and 2013, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $44.9 million and $83.5 million in net cash for the nine months ended September 30, 2014 and 2013, respectively.  Cash was primarily used to purchase securities, and fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of securities and OREO.

×

Securities.  The Bank’s available for sale investment portfolio amounted to $65.9 million and $81.0 million at September 30, 2014 and December 31, 2013, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $12.7 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $7.8 million and $6.7 million at September 30, 2014 and December 31, 2013, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $150.9 million to its borrowers as of September 30, 2014, compared to $103.2 million at December 31, 2013.  At September 30, 2014, $58.6 million of these commitments expire within one year, compared to $45.6 million at December 31, 2013.  The Company had $1.5 million and $1.4 million in standby letters of credit at September 30, 2014 and December 31, 2013, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $41.9 million in net cash for the nine months ended September 30, 2014, compared to $54.3 million for the same period in the prior year, primarily due to an increase in the Company’s deposits, proceeds from the rights offering, and proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of September 30, 2014, deposits included $77.0 million of Government deposits, as compared to $82.5 million at year-end 2013. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $71.5 million of deposits from ten municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $85.0 million and $92.0 million as of September 30, 2014 and December 31, 2013, respectively.  Third party repurchase agreements totaled $15.0 million as of both September 30, 2014 and December 31, 2013.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2014, pledging provided an additional $47.0 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

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

At September 30, 2014, the Parent Company had $132 thousand in cash and cash equivalents and $171 thousand in investment securities valued at fair market value, compared to $724 thousand in cash and cash equivalents and $167 thousand in investment securities at December 31, 2013.

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

On August 22, 2014 the Company completed the sale of 760,713 common shares in its rights offering. The common shares in the offering were sold at a price of $8.30 per share, representing gross proceeds to the Company of $6.3 million. The offering was significantly oversubscribed as $16.0 million was collected. The excess was returned to shareholders as directed by the Board of Directors.  The Company intends to use the proceeds for general corporate purposes, which may include, among other things, funding our expansion plans, working capital and pursuing strategic opportunities which may be presented to us from time to time.

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2014
Leverage ratio	$82,019	8.96%	≥ $	36,612	4.00%	N/A	N/A
Tier I risk-based capital ratio	82,019	11.58		28,329	4.00	N/A	N/A
Total risk-based capital ratio	90,924	12.84		56,658	8.00	N/A	N/A
As of December 31, 2013
Leverage ratio	$70,852	8.08%	≥ $	35,084	4.00%	N/A	N/A
Tier I risk-based capital ratio	70,852	10.74		26,400	4.00	N/A	N/A
Total risk-based capital ratio	79,164	11.99		52,800	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2014
Leverage ratio	$73,273	8.01%	≥ $	36,588	4.00%	≥ $	45,734	5.00%
Tier I risk-based capital ratio	73,273	10.36		28,303	4.00		42,455	6.00
Total risk-based capital ratio	90,670	12.81		56,606	8.00		70,758	10.00
As of December 31, 2013
Leverage ratio	$61,493	7.02%	≥ $	35,058	4.00%	≥ $	43,823	5.00%
Tier I risk-based capital ratio	61,493	9.33		26,373	4.00		39,560	6.00
Total risk-based capital ratio	78,296	11.88		52,747	8.00		65,933	10.00

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

Shareholders’ Equity

Shareholders’ equity increased  $11.2 million to $68.4 million at September 30, 2014 compared to $57.2 million at December 31, 2013. Items impacting shareholders’ equity included $6.2 million in proceeds from the rights offering, net income of $4.7 million, $471 thousand increase in other comprehensive income related to unrealized gains on available for sale securities, and $389 thousand from the issuance of common stock under employee benefit plans, partially offset by a decrease of $517 thousand due to common stock dividends paid. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three and nine month periods ended September 30, 2014 or 2013.  The Company currently has no plans on repurchasing its common stock.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2014, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of September 30, 2014 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2013.

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

UNITY BANCORP, INC.

Dated: November 7, 2014	/s/ Alan J. Bedner, Jr.
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