Form 10-K
period 2014-12-31
UNITY BANCORP INC /NJ/
filed 2015-03-16
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year endedDecember 31, 2014

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

Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No 

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

Large accelerated filer                                                       Accelerated filer 

Non-accelerated filer                                                         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

Yes    No ☒

As of June 30, 2014, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $46,445,324 and 5,004,884 shares of the Common Stock were outstanding to non-affiliates.  As of March 16, 2015, 8,416,965 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

·	Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
·

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (800) 618-2265.  The Company’s website address is www.unitybank.com.

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

Employees

At December 31, 2014, the Company employed 154 full-time and 29 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2014, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 61, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 44, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 46, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.

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

The risk-based guidelines currently apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, although Congress recently adopted legislation directing the FASB to amend its small bank holding company policy so that it applies to bank holding companies with assets of $1 billion or less.  The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock and other qualifying hybrid instruments, less certain goodwill items and other intangible assets.  The remainder, "Tier II Capital," may consist of the allowance for loan losses of up to 1.25% of risk-weighted assets and certain other securities which do not qualify as Tier I capital.  Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

As of December 31, 2014, the Company is in compliance with these minimum Federal capital requirements. However, recently adopted regulations will change the Company’s capital requirements in the future.

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

The interim final rule includes new risk-based capital and leverage ratios that will be phased-in from 2015 to 2019. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) are effective January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

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

The interim final rule also implements revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The interim final rule also sets forth certain changes for the calculation of risk-weighted assets that are required to be implemented beginning January 1, 2015. Management has evaluated the provisions of the interim final rule and its expected impact. Based on our current capital composition and levels, management does not presently anticipate that the interim final rule presents a material risk to our financial condition or results of operations.

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

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2014 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Exhibit 13 Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Earnings	25
B. Average Balance Sheets	26
C. Rate/Volume Analysis	28

II. Investment Portfolio
A. Book value of investment securities	59
B. Investment securities by range of maturity with corresponding average yields	59
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	31
B. Maturities and sensitivities of loans to changes in interest rates	33
C. Risk elements
1) Nonaccrual, past due and restructured loans	35
2) Potential problem loans	35
3) Foreign outstandings	N/A
4) Loan concentrations	31
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	36
B. Allocation of the allowance for loan losses	37

V. Deposits
A. Average amount and average rate paid on major categories of deposits	26
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	73
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	24

VII. Short-term Borrowings
A. Amounts outstanding	74
B. Maximum amount of borrowings in each category outstanding at any month-end	74
C. Average amount outstanding	74

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, approximately 96 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Continued weakness of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with weak economic conditions and continued elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank has and may continue to make residential mortgage loans that would not qualify. The Bank has evaluated the impact of the recently issued Qualified Mortgage definition and related ability-to-repay rules, as well as other rules recently issued by the by the CFPB related to mortgage origination and servicing, and does not believe it will have any long-term impact on its mortgage loan origination and servicing activities. As a result of such rules, the Bank might experience increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability-to-repay rule upon originating the loan.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2014, the Company’s allowance for loan losses was $12.5 million, or 1.65 percent of our total loan portfolio and 110.41 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

We have an elevated level of nonperforming assets, and this has, and will continue, to affect our results of operations.

At December 31, 2014, our total nonperforming assets equaled $12.5 million or 1.64 percent of total loans and OREO.  This is an elevated level of nonperforming assets compared to our peer group institutions.  Our level of nonperforming assets reflects the general economic slowdown in our marketplace and its effect on our borrowers, and our focus on SBA lending, which may entail greater credit risk than other types of lending. Our elevated level of nonperforming assets has negatively impacted our results of operations, through additional provisions for loan losses and reduced interest income, and will continue to impact our performance until these assets are resolved. In addition, future increases in our nonperforming assets will further negatively affect our results of operations. We can give you no assurance that our nonperforming assets will not increase further.

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

As of December 31, 2014, we had approximately $60.0 million and $20.0 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “hometown” institutions.  Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2014.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2014 Annual Rental Fee
North Plainfield, NJ	Owned	1991	-	-
Clinton, NJ	Leased	1996	2018	400,000
Linden, NJ	Owned	1997	-	-
Whitehouse, NJ	Owned	1998	-	-
Union, NJ	Owned	2002	-	-
Scotch Plains, NJ	Owned	2004	-	-
Flemington, NJ	Owned	2005	-	-
Phillipsburg, NJ	Leased	2005	2018	101,799
Forks Township, PA	Leased	2006	2015	57,528
Middlesex, NJ	Owned	2007	-	-
Somerset, NJ	Leased	2012	2017	113,924
Washington, NJ	Owned	2012	-	-
Highland Park, NJ	Owned	2013	-	-
South Plainfield, NJ	Owned	2013	-	-
Edison, NJ	Owned	2013	-	-

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

Item 4.  Mine Safety Disclosures:  N/A

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)         Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”  The following table sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Global Market for the periods indicated.

For the year ended December 31, 2014:	High	Low	Cash Dividend Paid
4th Quarter	$12.63	$8.21	$0.03
3rd Quarter	9.81	8.36	0.03
2nd Quarter	9.38	7.91	0.02
1st Quarter	8.26	7.22	0.02

For the year ended December 31, 2013:	High	Low	Cash Dividend Paid
4th Quarter	$7.98	$7.10	$0.01
3rd Quarter	8.13	6.74	0.01
2nd Quarter	7.55	6.22	0.01
1st Quarter	6.74	5.85	-

(b)         Holders

As of February 1, 2015, there were approximately 390 shareholders of record of the Company’s Common Stock.

(c)         Dividends

See table in Item 5(a) above.

(d)     Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of December 31, 2014, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  There were no shares repurchased during 2014 or 2013.  The Company currently has no plans on repurchasing its common stock.

Item 6.  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, are incorporated by reference herein.

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

(b)         Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, is incorporated by reference herein.

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

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2014.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	418,921	$6.76	49,192
Equity compensation plans approved by security holders (Restricted stock plan)	77,750	-	214,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	496,671	$5.70	263,692

There were no share repurchases during 2014 or 2013.

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

a)	FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, are incorporated by reference in Part II, Item 8.

·	Report of Independent Registered Public Accounting Firm

·	Consolidated Balance Sheets

·	Consolidated Statements of Income

·	Consolidated Statements of Comprehensive Income

·	Consolidated Statements of Changes in Shareholders’ Equity

·	Consolidated Statements of Cash Flows

·	Notes to Consolidated Financial Statements

a)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1998 Stock Option Plan (4)
10(iv)	1999 Stock Option Plan (5)
10(v)	Employment Agreement dated March 23, 2004 with James A. Hughes (8)
10(vi)	Retention Agreement dated September 18, 2014 with Alan J. Bedner (15)
10(vii)	Retention Agreement dated September 18, 2014 with John Kauchak (15)
10(viii)	Retention Agreement dated September 18, 2014 with Janice Bolomey (15)
10(ix)	2002 Stock Option Plan (6)
10(x)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xi)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xii)	2004 Stock Bonus Plan (9)
10(xiii)	2006 Stock Option Plan (10)
10(xiv)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
10(xv)	2011 Stock Option Plan and 2011 Stock Bonus Plan (12)
10(xvi)	2013 Stock Bonus Plan (13)
10(xvii)	Fourth Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated January 30, 2014 (14)
13	Portion of Unity Bancorp. Inc. 2014 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2004.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 4, 2014 and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed September 18, 2014

b)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 16, 2015
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 16, 2015
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 16, 2015
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 16, 2015
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 16, 2015
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 16, 2015
Robert H. Dallas, II

/s/ Mary E. Gross	Director	March 16, 2015
Mary E. Gross

/s/ Dr. Austin H. Kutscher, Jr.	Director	March 16, 2015
Dr. Austin S. Kutcher

/s/ Peter E. Maricondo	Director	March 16, 2015
Peter E. Maricondo

/s/ Raj Patel	Director	March 16, 2015
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 16, 2015
Donald E. Souders, Jr.

/s/ Allen Tucker	Director	March 16, 2015
Allen Tucker