Form 10-Q
period 2015-03-31
UNITY BANCORP INC /NJ/
filed 2015-05-08
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2015 common stock, no par value: 8,424,777 shares outstanding.

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$25,282	$29,351
Federal funds sold and interest-bearing deposits	108,563	100,470
Cash and cash equivalents	133,845	129,821
Securities:
Securities available for sale	57,875	60,073
Securities held to maturity (fair value of $19,771 and $20,281, respectively)	19,433	20,009
Total securities	77,308	80,082
Loans:
SBA loans held for sale	6,929	5,179
SBA loans held for investment	39,155	40,401
SBA 504 loans	29,893	34,322
Commercial loans	410,742	401,949
Residential mortgage loans	235,371	220,878
Consumer loans	62,552	59,096
Total loans	784,642	761,825
Allowance for loan losses	(12,181)	(12,551)
Net loans	772,461	749,274
Premises and equipment, net	15,465	15,231
Bank owned life insurance ("BOLI")	13,095	13,001
Deferred tax assets	5,743	5,860
Federal Home Loan Bank ("FHLB") stock	7,382	6,032
Accrued interest receivable	3,637	3,518
Other real estate owned ("OREO")	1,975	1,162
Goodwill and other intangibles	1,516	1,516
Other assets	2,977	3,291
Total assets	$1,035,404	$1,008,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$163,535	$152,785
Interest-bearing demand deposits	124,110	128,875
Savings deposits	290,843	300,348
Time deposits, under $100,000	112,671	113,119
Time deposits, $100,000 and over	98,282	99,214
Total deposits	789,441	794,341
Borrowed funds	155,000	125,000
Subordinated debentures	15,465	15,465
Accrued interest payable	478	474
Accrued expenses and other liabilities	3,033	3,385
Total liabilities	963,417	938,665
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	58,927	58,785
Retained earnings	12,880	11,195
Accumulated other comprehensive income	180	143
Total shareholders' equity	71,987	70,123
Total liabilities and shareholders' equity	$1,035,404	$1,008,788

Issued and outstanding common shares	8,423	8,388

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2015	2014
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$9	$9
Federal Home Loan Bank stock	44	47
Securities:
Taxable	387	726
Tax-exempt	72	105
Total securities	459	831
Loans:
SBA loans	679	583
SBA 504 loans	346	399
Commercial loans	5,066	4,601
Residential mortgage loans	2,582	2,058
Consumer loans	699	495
Total loans	9,372	8,136
Total interest income	9,884	9,023
INTEREST EXPENSE
Interest-bearing demand deposits	106	111
Savings deposits	264	182
Time deposits	686	644
Borrowed funds and subordinated debentures	808	799
Total interest expense	1,864	1,736
Net interest income	8,020	7,287
Provision for loan losses	200	600
Net interest income after provision for loan losses	7,820	6,687
NONINTEREST INCOME
Branch fee income	346	377
Service and loan fee income	296	295
Gain on sale of SBA loans held for sale, net	363	83
Gain on sale of mortgage loans, net	344	365
BOLI income	94	96
Net security gains	-	110
Other income	198	200
Total noninterest income	1,641	1,526
NONINTEREST EXPENSE
Compensation and benefits	3,472	3,217
Occupancy	672	659
Processing and communications	596	582
Furniture and equipment	373	357
Professional services	236	211
Loan costs	221	170
OREO expenses	35	247
Deposit insurance	183	178
Advertising	182	151
Other expenses	532	486
Total noninterest expense	6,502	6,258
Income before provision for income taxes	2,959	1,955
Provision for income taxes	1,020	662
Net income	1,939	1,293

Net income per common share - Basic	$0.23	$0.17
Net income per common share - Diluted	$0.23	$0.17

Weighted average common shares outstanding - Basic	8,417	7,586
Weighted average common shares outstanding - Diluted	8,514	7,654
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended March 31,
(In thousands)	2015	2014
Net income	$1,939	$1,293
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during period	37	383
Less: Reclassification adjustment for gains on securities included in net income	-	73
Total other comprehensive income	37	310
Total comprehensive income	$1,976	$1,603

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2015 and 2014

(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2014	8,388	$58,785	$11,195	$143	$70,123
Net income			1,939		1,939
Other comprehensive income, net of tax				37	37
Dividends on common stock ($0.03 per share)		16	(254)		(238)
Common stock issued and related tax effects (1)	35	126			126
Balance, March 31, 2015	8,423	$58,927	$12,880	$180	$71,987

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2013	7,577	$52,051	$5,598	$(476)	$57,173
Net income			1,293		1,293
Other comprehensive income, net of tax				310	310
Dividends on common stock ($0.02 per share)		12	(152)		(140)
Common stock issued and related tax effects (1)	25	174			174
Balance, March 31, 2014	7,602	$52,237	$6,739	$(166)	$58,810

(1)

Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2015	2014
OPERATING ACTIVITIES:
Net income	$1,939	$1,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	600
Net amortization of purchase premiums and discounts on securities	140	130
Depreciation and amortization	166	397
Deferred income tax expense	92	244
Net security gains	-	(110)
Stock compensation expense	107	100
Loss on sale of OREO	-	99
Gain on sale of mortgage loans held for sale, net	(344)	(220)
Gain on sale of SBA loans held for sale, net	(363)	(83)
Origination of mortgage loans held for sale	(15,034)	(17,448)
Origination of SBA loans held for sale	(5,321)	(890)
Proceeds from sale of mortgage loans held for sale, net	15,378	17,668
Proceeds from sale of SBA loans held for sale, net	3,829	1,011
BOLI income	(94)	(96)
Net change in other assets and liabilities	(134)	(565)
Net cash provided by operating activities	561	2,130
INVESTING ACTIVITIES
Purchases of securities available for sale	-	(9,947)
Purchases of FHLB stock, at cost	(3,600)	(1,800)
Maturities and principal payments on securities held to maturity	555	3,060
Maturities and principal payments on securities available for sale	2,141	2,536
Proceeds from sales of securities available for sale	-	2,895
Proceeds from redemption of FHLB stock	2,250	1,440
Proceeds from sale of OREO	578	487
Net increase in loans	(22,831)	(8,779)
Purchases of premises and equipment	(492)	(61)
Net cash used in investing activities	(21,399)	(10,169)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,900)	28,926
Proceeds from new borrowings	80,000	40,000
Repayments of borrowings	(50,000)	(32,000)
Proceeds from exercise of stock options	-	62
Dividends on common stock	(238)	(140)
Net cash provided by financing activities	24,862	36,848
Increase in cash and cash equivalents	4,024	28,809
Cash and cash equivalents, beginning of period	129,821	99,404
Cash and cash equivalents, end of period	$133,845	$128,213

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended March 31,
(In thousands)	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$1,859	$1,735
Income taxes paid	868	459
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	-	111
Capitalization of servicing rights	80	193
Transfer of loans to OREO	1,391	2,420

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2015

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2015 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2014	418,921	$6.76	5.5	$1,257,968
Options granted	40,000	9.12
Options exercised	-	-
Options cancelled	-	-
Outstanding at March 31, 2015	458,921	$6.96	5.7	$1,127,952
Exercisable at March 31, 2015	362,092	$6.63	4.7	$1,035,118

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2015, 1,720,529 shares have been reserved for issuance upon the exercise of options,  458,921 option grants are outstanding, and 1,252,416 option grants have been exercised, forfeited or expired, leaving 9,192 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2015	2014
Number of options granted	40,000	40,000
Weighted average exercise price	$9.12	$7.90
Weighted average fair value of options	$3.82	$3.03
Expected life in years (1)	6.69	5.40
Expected volatility (2)	46.76%	45.21%
Risk-free interest rate (3)	1.80%	1.52%
Dividend yield (4)	1.33%	1.02%
(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Number of options exercised	-	19,950
Total intrinsic value of options exercised	$-	$67,417
Cash received from options exercised	-	62,445
Tax deduction realized from options exercised	-	26,926

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	89,000	4.0	$3.85	89,000	$3.85
4.01 - 7.00	166,500	6.4	6.15	150,667	6.16
7.01 - 10.00	155,975	6.7	7.97	79,979	7.45
10.01 - 13.00	47,446	2.7	12.36	42,446	12.60
Total	458,921	5.7	$6.96	362,092	$6.63

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2015 and 2014 are detailed in the following table:

	For the three months ended March 31,
	2015	2014
Compensation expense	$29,918	$40,563
Income tax benefit	11,949	16,201

As of March 31, 2015, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $312 thousand.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2015:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2014	77,750	$7.24
Granted	34,800	9.27
Vested	(6,000)	6.78
Forfeited	-	-
Nonvested restricted stock at March 31, 2015	106,550	$7.91

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2015, 471,551 shares of restricted stock were reserved for issuance, of which 179,700 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2015 and 2014 were as follows:

	For the three months ended March 31,
	2015	2014
Number of shares granted	34,800	10,000
Average grant date fair value	$9.27	$7.84

Compensation expense related to restricted stock for the three months ended March 31, 2015 and 2014 is detailed in the following table:

	For the three months ended March 31,
	2015	2014
Compensation expense	$77,549	$59,270
Income tax benefit	30,973	23,672

As of March 31, 2015, there was approximately $734 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.0 years.

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

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of Small Business Administration (“SBA”) loans and are reflected at the lower of aggregate cost or market value.  The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan.  The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio.  The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale.  When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income.  All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

NOTE 3.  Net Income per Share

Basic net income per common share is calculated as net income divided by the weighted average common shares outstanding during the reporting period.

Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and warrants, were issued during the reporting period utilizing the Treasury stock method.

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2015	2014
Net income	$1,939	$1,293
Weighted average common shares outstanding - Basic	8,417	7,586
Plus: Potential dilutive common stock equivalents	97	68
Weighted average common shares outstanding - Diluted	8,514	7,654
Net income per common share - Basic	$0.23	$0.17
Net income per common share - Diluted	0.23	0.17
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	113	126

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

For the quarter ended March 31, 2015, the Company reported income tax expense of $1.0 million for an effective tax rate of 34.5 percent, compared to an income tax expense of $662 thousand and an effective tax rate of 33.9 percent for the prior year’s quarter.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2015 or 2014.  The Company did not have an accrual for uncertain tax positions as of March 31, 2015 or December 31, 2014, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2010 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015			2014
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net unrealized gains on securities:
Balance, beginning of period			$143			$(476)
Unrealized holding gains on securities arising during the period	$62	$25	37	$618	$235	383
Less: Reclassification adjustment for gains on securities included in net income	-	-	-	110	37	73
Net unrealized gains on securities arising during the period	$62	$25	$37	$508	$198	$310
Balance, end of period			$180			$(166)

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

As of March 31, 2015, the fair value of the Company's AFS securities portfolio was $57.9 million.  Approximately 56 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $32.3 million at March 31, 2015.  Approximately $31.3 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at March 31, 2015.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2015, as compared to the periods ended December 31, 2014 and March 31, 2014.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$4,528	$-	$4,528
State and political subdivisions	-	11,163	-	11,163
Residential mortgage-backed securities	-	32,312	-	32,312
Corporate and other securities	-	9,872	-	9,872
Total securities available for sale	$-	$57,875	$-	$57,875

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$4,618	$-	$4,618
State and political subdivisions	-	11,132	-	11,132
Residential mortgage-backed securities	-	34,383	-	34,383
Corporate and other securities	-	9,940	-	9,940
Total securities available for sale	$-	$60,073	$-	$60,073

The following table summarizes changes in Level 3 assets during the three months ended March 31, 2015 and 2014, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended March 31,
(In thousands)	2015	2014
Commercial mortgage-backed securities:
Balance, beginning of period	$-	$888
Payoffs	-	(291)
Principal paydowns	-	(96)
Total net losses included in:
Other comprehensive income	-	(2)
Balance, end of period	$-	$499

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at March 31, 2015 or 2014.

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

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100,000 and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount ranges from 10 to 25 percent and is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business.  Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  After receiving the third party results, the Company will discount the value 8 to 10 percent for selling and closing costs.

OREO

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2015, the valuation allowance for impaired loans was $1.0 million, a $180 thousand decrease from $1.2 million at December 31, 2014.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,975	$1,975
Impaired collateral-dependent loans	-	-	8,907	8,907

	Fair value at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,162	$1,162
Impaired collateral-dependent loans	-	-	4,897	4,897

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of March 31, 2015 and December 31, 2014 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

For these short-term instruments, the carrying value is a reasonable estimate of fair value.

Securities

The fair value of securities is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

SBA Loans Held for Sale

The fair value of SBA loans held for sale is estimated by using a market approach that includes significant other observable inputs.

Loans

The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the interest rate risk inherent in the loan, except for previously discussed impaired loans.

FHLB Stock

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

OREO

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

Standby Letters of Credit

At March 31, 2015, the Bank had standby letters of credit outstanding of $1.5 million, consistent with December 31, 2014.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2015 and December 31, 2014:

		March 31, 2015		December 31, 2014
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$133,845	$133,845	$129,821	$129,821
Securities (1)	Level 2	77,308	77,646	80,082	80,354
SBA loans held for sale	Level 2	6,929	7,713	5,179	5,655
Loans, net of allowance for loan losses (2)	Level 2	765,532	772,307	744,095	748,093
FHLB stock	Level 2	7,382	7,382	6,032	6,032
Servicing assets	Level 3	767	767	753	753
Accrued interest receivable	Level 2	3,637	3,637	3,518	3,518
OREO	Level 3	1,975	1,975	1,162	1,162
Financial liabilities:
Deposits	Level 2	789,441	790,499	794,341	794,436
Borrowed funds and subordinated debentures	Level 2	170,465	174,986	140,465	145,333
Accrued interest payable	Level 2	478	478	474	474

(1)

Includes held to maturity (“HTM”) commercial mortgage-backed securities that are considered Level 3.  These securities had book values of $4.0 million at March 31, 2015 and December 31, 2014, and market values of $4.0 million at March 31, 2015 and December 31, 2014.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $8.9 million and $4.9 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$4,612	$-	$(84)	$4,528	$4,711	$-	$(93)	$4,618
State and political subdivisions	11,031	148	(16)	11,163	11,055	112	(35)	11,132
Residential mortgage-backed securities	31,819	658	(165)	32,312	33,884	646	(147)	34,383
Corporate and other securities	10,116	63	(307)	9,872	10,188	63	(311)	9,940
Total securities available for sale	$57,578	$869	$(572)	$57,875	$59,838	$821	$(586)	$60,073
Held to maturity:
U.S. Government sponsored entities	$4,440	$-	$(127)	$4,313	$4,440	$-	$(124)	$4,316
State and political subdivisions	2,415	281	-	2,696	2,417	277	-	2,694
Residential mortgage-backed securities	7,615	208	(33)	7,790	8,164	211	(29)	8,346
Commercial mortgage-backed securities	3,980	20	(21)	3,979	4,005	13	(53)	3,965
Corporate and other securities	983	10	-	993	983	-	(23)	960
Total securities held to maturity	$19,433	$519	$(181)	$19,771	$20,009	$501	$(229)	$20,281

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2015 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$1,018	1.00%	$937	2.07%	$2,573	2.04%	$4,528	1.81%
State and political subdivisions	39	6.48	1,172	2.23	6,334	2.41	3,618	2.56	11,163	2.45
Residential mortgage-backed securities	-	-	1,538	1.79	2,204	1.94	28,570	2.79	32,312	2.68
Corporate and other securities	-	-	2,400	1.02	1,446	1.18	6,026	0.75	9,872	0.88
Total securities available for sale	$39	6.48%	$6,128	1.44%	$10,921	2.12%	$40,787	2.42%	$57,875	2.27%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$4,440	1.96%	$4,440	1.96%
State and political subdivisions	309	0.75	-	-	-	-	2,106	4.72	2,415	4.21
Residential mortgage-backed securities	-	-	380	4.81	248	5.21	6,987	2.81	7,615	2.99
Commercial mortgage-backed securities	-	-	-	-	-	-	3,980	2.76	3,980	2.76
Corporate and other securities	-	-	-	-	983	2.95	-	-	983	2.95
Total securities held to maturity	$309	0.75%	$380	4.81%	$1,231	3.41%	$17,513	2.81%	$19,433	2.86%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	6	$957	$(10)	$3,571	$(74)	$4,528	$(84)
State and political subdivisions	5	2,800	(16)	-	-	2,800	(16)
Residential mortgage-backed securities	7	4,049	(6)	5,449	(159)	9,498	(165)
Corporate and other securities	7	1,057	(44)	3,736	(263)	4,793	(307)
Total temporarily impaired securities	25	$8,863	$(76)	$12,756	$(496)	$21,619	$(572)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,313	$(127)	$4,313	$(127)
Residential mortgage-backed securities	3	-	-	2,370	(33)	2,370	(33)
Commercial mortgage-backed securities	1	1,837	(21)	-	-	1,837	(21)
Total temporarily impaired securities	6	$1,837	$(21)	$6,683	$(160)	$8,520	$(181)

	December 31, 2014
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	4	$-	$-	$4,590	$(93)	$4,590	$(93)
State and political subdivisions	7	-	-	4,103	(35)	4,103	(35)
Residential mortgage-backed securities	9	6,579	(16)	5,889	(131)	12,468	(147)
Corporate and other securities	7	1,053	(46)	3,736	(265)	4,789	(311)
Total temporarily impaired securities	27	$7,632	$(62)	$18,318	$(524)	$25,950	$(586)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,316	$(124)	$4,316	$(124)
Residential mortgage-backed securities	3	-	-	2,586	(29)	2,586	(29)
Commercial mortgage-backed securities	1	-	-	1,822	(53)	1,822	(53)
Corporate and other securities	1	-	-	960	(23)	960	(23)
Total temporarily impaired securities	7	$-	$-	$9,684	$(229)	$9,684	$(229)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2015.  There was no impairment on these securities at December 31, 2014.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2015 or December 31, 2014.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2015 or December 31, 2014.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At March 31, 2015 and December 31, 2014, this category consisted of one single-issuer trust preferred security.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2015 or December 31, 2014.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three months ended March 31, 2015 and 2014 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2015	2014
Available for sale:
Realized gains	$-	$114
Realized losses	-	(4)
Total securities available for sale	-	110
Held to maturity:
Realized gains	-	-
Realized losses	-	-
Total securities held to maturity	-	-
Net gains on sales of securities	$-	$110

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three months ended March 31, 2015, there were no gross realized gains or losses.

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

Pledged Securities

Securities with a carrying value of $50.5 million and $50.4 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Included in these figures was $31.5 million and $32.1 million pledged against municipal deposits at March 31, 2015 and December 31, 2014, respectively.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
SBA loans held for investment	$39,155	$40,401
SBA 504 loans	29,893	34,322
Commercial loans
Commercial other	39,378	40,607
Commercial real estate	348,939	339,693
Commercial real estate construction	22,425	21,649
Residential mortgage loans	235,371	220,878
Consumer loans
Home equity	43,081	41,451
Consumer other	19,471	17,645
Total loans held for investment	$777,713	$756,646
SBA loans held for sale	6,929	5,179
Total loans	$784,642	$761,825

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

At March 31, 2015, the Company owned $550 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets.  Additionally, there were $4.1 million of residential consumer loans in the process of foreclosure

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2015:

	March 31, 2015
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,760	$2,381	$2,014	$39,155
SBA 504 loans	23,327	5,917	649	29,893
Commercial loans
Commercial other	35,786	2,526	1,066	39,378
Commercial real estate	321,577	23,166	4,196	348,939
Commercial real estate construction	22,425	-	-	22,425
Total commercial loans	379,788	25,692	5,262	410,742
Total SBA, SBA 504 and commercial loans	$437,875	$33,990	$7,925	$479,790

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$233,623	$1,748	$235,371
Consumer loans
Home equity		42,394	687	43,081
Consumer other		19,465	6	19,471
Total consumer loans		61,859	693	62,552
Total residential mortgage and consumer loans		$295,482	$2,441	$297,923

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2014:

	December 31, 2014
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,827	$2,250	$2,324	$40,401
SBA 504 loans	24,415	5,967	3,940	34,322
Commercial loans
Commercial other	38,054	1,270	1,283	40,607
Commercial real estate	315,015	20,555	4,123	339,693
Commercial real estate construction	21,649	-	-	21,649
Total commercial loans	374,718	21,825	5,406	401,949
Total SBA, SBA 504 and commercial loans	$434,960	$30,042	$11,670	$476,672

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$220,233	$645	$220,878
Consumer loans
Home equity		40,908	543	41,451
Consumer other		17,643	2	17,645
Total consumer loans		58,551	545	59,096
Total residential mortgage and consumer loans		$278,784	$1,190	$279,974

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$840	$-	$-	$1,720	$2,560	$36,595	$39,155
SBA 504 loans	-	-	-	466	466	29,427	29,893
Commercial loans
Commercial other	8	447	-	1,017	1,472	37,906	39,378
Commercial real estate	619	123	5	3,497	4,244	344,695	348,939
Commercial real estate construction	-	-	-	-	-	22,425	22,425
Residential mortgage loans	1,195	441	-	1,748	3,384	231,987	235,371
Consumer loans
Home equity	313	50	-	687	1,050	42,031	43,081
Consumer other	-	-	-	6	6	19,465	19,471
Total loans held for investment	$2,975	$1,061	$5	$9,141	$13,182	$764,531	$777,713
SBA loans held for sale	82	-	-	-	82	6,847	6,929
Total loans	$3,057	$1,061	$5	$9,141	$13,264	$771,378	$784,642

(1)

At March 31, 2015, nonaccrual loans included $2.9 million of TDRs and $270 thousand of loans guaranteed by the SBA.  The remaining $3.5 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2014
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,093	$147	$161	$3,348	$4,749	$35,652	$40,401
SBA 504 loans	1,639	-	-	2,109	3,748	30,574	34,322
Commercial loans
Commercial other	-	-	-	1,129	1,129	39,478	40,607
Commercial real estate	2,812	-	7	3,592	6,411	333,282	339,693
Commercial real estate construction	-	-	-	-	-	21,649	21,649
Residential mortgage loans	2,887	658	722	645	4,912	215,966	220,878
Consumer loans
Home equity	639	213	-	543	1,395	40,056	41,451
Consumer other	-	6	-	2	8	17,637	17,645
Total loans held for investment	$9,070	$1,024	$890	$11,368	$22,352	$734,294	$756,646
SBA loans held for sale	-	-	-	-	-	5,179	5,179
Total loans	$9,070	$1,024	$890	$11,368	$22,352	$739,473	$761,825

(1)

At December 31, 2014, nonaccrual loans included $3.0 million of TDRs and $1.6 million of loans guaranteed by the SBA.  The remaining $3.5 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans individually evaluated for impairment and TDRs.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.  Impairment is evaluated on an individual basis for SBA, SBA 504, and commercial loans.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2015:

	March 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,234	$790	$-
SBA 504 loans	2,220	2,220	-
Commercial loans
Commercial other	1,207	1,008	-
Commercial real estate	1,756	1,756	-
Total commercial loans	2,963	2,764	-
Total impaired loans with no related allowance	6,417	5,774	-

With an allowance:
SBA loans held for investment (1)	1,676	1,098	593
Commercial loans
Commercial other	22	9	9
Commercial real estate	3,007	3,007	379
Total commercial loans	3,029	3,016	388
Total impaired loans with a related allowance	4,705	4,114	981

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,910	1,888	593
SBA 504 loans	2,220	2,220	-
Commercial loans
Commercial other	1,229	1,017	9
Commercial real estate	4,763	4,763	379
Total commercial loans	5,992	5,780	388
Total individually evaluated impaired loans	$11,122	$9,888	$981
(1)	Balances are reduced by amount guaranteed by the SBA of $270 thousand at March 31, 2015.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2014:

	December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,719	$1,093	$-
SBA 504 loans	2,202	2,202	-
Commercial loans
Commercial other	878	877	-
Commercial real estate	2,017	1,927	-
Total commercial loans	2,895	2,804	-
Total impaired loans with no related allowance	6,816	6,099	-

With an allowance:
SBA loans held for investment (1)	1,521	1,127	502
SBA 504 loans	1,676	1,676	510
Commercial loans
Commercial other	364	252	41
Commercial real estate	3,003	3,003	108
Total commercial loans	3,367	3,255	149
Total impaired loans with a related allowance	6,564	6,058	1,161

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,240	2,220	502
SBA 504 loans	3,878	3,878	510
Commercial loans
Commercial other	1,242	1,129	41
Commercial real estate	5,020	4,930	108
Total commercial loans	6,262	6,059	149
Total individually evaluated impaired loans	$13,380	$12,157	$1,161
(1)	Balances are reduced by amount guaranteed by the SBA of $1.6 million at December 31, 2014.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2015 and 2014.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2015		2014
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,997	$133	$3,050	$36
SBA 504 loans	3,871	26	2,698	27
Commercial loans
Commercial other	1,117	18	67	1
Commercial real estate	5,036	62	8,031	74
Commercial real estate construction	-	-	177	-
Total	$12,021	$239	$14,023	$138
(1)	Balances are reduced by the average amount guaranteed by the SBA of $800 thousand and $820 thousand for the three months ended March 31, 2015 and 2014, respectively.

TDRs

The Company's loan portfolio also includes certain loans that have been modified as TDRs.  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

TDRs of $6.4 million and $6.5 million are included in the impaired loan numbers as of March 31, 2015 and December 31, 2014, respectively.  Specific reserves for these TDRs were $23 thousand and $24 thousand as of March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, $2.9 million of TDRs were in nonaccrual status, compared to $3.0 million at December 31, 2014. The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three months ended March 31, 2015, or March 31, 2014, that were deemed to be TDRs.

There were no loans modified as a TDR within the previous 12 months and the loan subsequently defaulted at some point during the three months ended March 31, 2015. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

Note 9. Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

Allowance for Loan Losses

The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  At a minimum, the adequacy of the allowance for loan losses is reviewed by management on a quarterly basis.  For purposes of determining the allowance for loan losses, the Company has segmented the loans in its portfolio by loan type.  Loans are segmented into the following pools: SBA 7(a), SBA 504, commercial, residential mortgages, and consumer loans.  Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan.  Commercial loans are divided into the following four classes: commercial real estate, commercial real estate construction, unsecured business line of credit and commercial other.  Consumer loans are divided into two classes as follows:  Home equity and other.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and TDRs (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Within the five-year historical net charge-off rate, the Company weights the past three years more heavily as it believes it is more indicative of future charge-offs.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance increased for the three months ended March 31, 2015 due to improvements in current period charge off percentages offset by a larger loan portfolio requiring a larger general reserve and the addition of new impaired loans requiring specific reserves.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Charge-offs	(128)	(589)	(100)	-	(30)	-	(847)
Recoveries	37	-	201	39	-	-	277
Net charge-offs	(91)	(589)	101	39	(30)	-	(570)
Provision for loan losses charged to expense	81	414	(747)	13	73	366	200
Balance, end of period	$1,873	$1,162	$5,624	$2,341	$710	$471	$12,181

	For the three months ended March 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Charge-offs	(53)	(92)	(454)	(172)	(179)	-	(950)
Recoveries	7	-	9	-	-	-	16
Net charge-offs	(46)	(92)	(445)	(172)	(179)	-	(934)
Provision for loan losses charged to expense	(195)	82	7	102	311	293	600
Balance, end of period	$2,346	$947	$6,402	$2,062	$705	$345	$12,807

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$593	$-	$388	$-	$-	$-	$981
Collectively evaluated for impairment	1,280	1,162	5,236	2,341	710	471	11,200
Total	$1,873	$1,162	$5,624	$2,341	$710	$471	$12,181
Loan ending balances:
Individually evaluated for impairment	$1,888	$2,220	$5,780	$-	$-	$-	$9,888
Collectively evaluated for impairment	37,267	27,673	404,962	235,371	62,552	-	767,825
Total	$39,155	$29,893	$410,742	$235,371	$62,552	$-	$777,713

	December 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$502	$510	$149	$-	$-	$-	$1,161
Collectively evaluated for impairment	1,381	827	6,121	2,289	667	105	11,390
Total	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Loan ending balances:
Individually evaluated for impairment	$2,220	$3,878	$6,059	$-	$-	$-	$12,157
Collectively evaluated for impairment	38,181	30,444	395,890	220,878	59,096	-	744,489
Total	$40,401	$34,322	$401,949	$220,878	$59,096	$-	$756,646

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2015, a $175 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $151 thousand commitment reserve at December 31, 2014.

Note 10.  New Accounting Pronouncements

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

ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 seeks to eliminate from generally accepted accounting principles (“GAAP”) the concept of extraordinary items.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  The guidance was issued as part of an initiative to reduce complexity in accounting standards.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The effective date is the same for both public business entities and all other entities.  The Company does not expect adoption of this guidance to have a material effect on the financial condition or results of operations of the Company.

ITEM 2Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2014 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 15 branch offices located in Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania as well as a loan production office in Bergen County, New Jersey.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, SBA and other commercial credits.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties.

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

Earnings Summary

Net income totaled $1.9 million, or $0.23 per diluted share for the quarter ended March 31, 2015, a 50.0 percent increase compared to $1.3 million, or $0.17 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 0.82% and 11.08%, respectively, compared to 0.59% and 9.06% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include expansion of our in-market loan and deposit relationships, improving credit quality and core earnings growth.

First quarter highlights include:

×	Loan growth of 3.0% since December 31, 2014 – 6.6% growth in residential mortgage loans, 5.8% growth in consumer loans and 2.2% growth in commercial loans.
×	10.1% increase in net interest income compared to the prior year’s quarter due to strong quarter over quarter loan growth.
×	Net interest margin of 3.64% this quarter compared to 3.57% in the prior year’s quarter.
×	Improved credit quality metrics and reduced loan loss provision – 24.1% decrease in nonperforming loans and lower level of net charge-offs compared to the prior year’s quarter.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2015	2014
Net income per common share - Basic (1)	$0.23	$0.17
Net income per common share - Diluted (1)	$0.23	$0.17
Return on average assets	0.82%	0.59%
Return on average equity (2)	11.08%	9.06%
Efficiency ratio	67.30%	71.91%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by average shareholders' equity.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold.  Interest-bearing liabilities include interest-bearing demand, savings and time deposits, FHLB advances and other borrowings.  Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities.  The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

During the quarter ended March 31, 2015, tax-equivalent net interest income amounted to $8.1 million, an increase of $717 thousand or 9.8 percent when compared to the same period in 2014.  The net interest margin increased 7 basis points to 3.64 percent for the quarter ended March 31, 2015, compared to 3.57 percent for the same period in 2014.  The net interest spread was 3.44 percent for the first quarter of 2015, a 6 basis point increase compared to the same period in 2014.

During the three months ended March 31, 2015, tax-equivalent interest income was $9.9 million, an increase of $845 thousand or 9.3 percent when compared to the same period in the prior year.  This increase was driven by the increase in average loans, and a higher average yield on the loan portfolio:

×

Of the $845 thousand net increase in interest income on a tax-equivalent basis, $911 thousand of the increase was due to increased average earning assets, primarily loans, less $66 thousand in reduced interest income due to decreased yields on investment securities.

×

The average volume of interest-earning assets increased $63.0 million to $896.5 million for the first quarter of 2015 compared to $833.5 million for the same period in 2014.  This was due primarily to a $98.5 million increase in average loans, primarily commercial and residential mortgage loans, partially offset by a $30.6 million decrease in average investment securities and a $4.7 million decrease in federal funds sold and interest-bearing deposits.

×

The yield on interest-earning assets increased 10 basis points to 4.49 percent for the three months ended March 31, 2015 when compared to the same period in 2014.  The yield on the loan portfolio increased 5 basis points to 4.90 percent.

Total interest expense was $1.9 million for the three months ended March 31, 2015, an increase of $128 thousand or 7.4 percent compared to the same period in 2014.  This increase was driven by the increase in average savings deposits and increased rates on savings deposits compared to a year ago:

×

Of the $128 thousand increase in interest expense, $95 thousand was due to increased rates on interest-bearing liabilities, and $33 thousand was due to an increase in the volume of average interest-bearing liabilities, primarily savings and time deposits.

×

Interest-bearing liabilities averaged $719.9 million for the first quarter of 2015, an increase of $26.0 million or 3.8 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average savings deposits and time deposits, partially offset by a decrease in average interest-bearing demand deposits.

×

The average cost of interest-bearing liabilities increased 4 basis points to 1.05 percent.  The cost of interest-bearing deposits increased 5 basis points to 0.68 percent for the first quarter of 2015 and the cost of borrowed funds and subordinated debentures increased 7 basis points to 3.57 percent.

Although our net interest income has increased over the periods noted above, we have been impacted by the sustained low interest rate environment.  Recent remarks by the Federal Reserve Open Market Committee (“FOMC”) of the Federal Reserve Board indicate that an increase to the federal funds target rate will be appropriate when the committee sees further improvement in the labor market and inflation moves back to its 2 percent objective over the medium term.  They added that an increase could come as early as June.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$37,280	$9	0.10%	$42,029	$9	0.09%
FHLB stock	3,847	44	4.64	3,988	47	4.78
Securities:
Taxable	67,046	387	2.34	92,808	726	3.13
Tax-exempt	11,984	106	3.59	16,841	155	3.68
Total securities (A)	79,030	493	2.53	109,649	881	3.21
Loans:
SBA loans	48,405	679	5.69	54,790	583	4.26
SBA 504 loans	33,397	346	4.20	31,719	399	5.10
Commercial loans	406,095	5,066	5.06	364,343	4,601	5.12
Residential mortgage loans	226,125	2,582	4.63	181,058	2,058	4.55
Consumer loans	62,355	699	4.55	45,939	495	4.37
Total loans (B)	776,377	9,372	4.90	677,849	8,136	4.85
Total interest-earning assets	$896,534	$9,918	4.49%	$833,515	$9,073	4.39%

Noninterest-earning assets:
Cash and due from banks	29,908			23,389
Allowance for loan losses	(12,701)			(13,410)
Other assets	43,206			43,599
Total noninterest-earning assets	60,413			53,578
Total assets	$956,947			$887,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$126,593	$106	0.34%	$131,187	$111	0.34%
Savings deposits	290,006	264	0.37	266,321	182	0.28
Time deposits	211,425	686	1.32	205,130	644	1.27
Total interest-bearing deposits	628,024	1,056	0.68	602,638	937	0.63
Borrowed funds and subordinated debentures	91,909	808	3.57	91,265	799	3.50
Total interest-bearing liabilities	$719,933	$1,864	1.05%	$693,903	$1,736	1.01%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	161,729			132,167
Other liabilities	4,307			3,169
Total noninterest-bearing liabilities	166,036			135,336
Total shareholders' equity	70,978			57,854
Total liabilities and shareholders' equity	$956,947			$887,093

Net interest spread		$8,054	3.44%		$7,337	3.38%
Tax-equivalent basis adjustment		(34)			(50)
Net interest income		$8,020			$7,287
Net interest margin			3.64%			3.57%

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

	For the three months ended March 31, 2015 versus March 31, 2014
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(1)	$1	$-
FHLB stock	(2)	(1)	(3)
Securities	(223)	(165)	(388)
Loans	1,137	99	1,236
Total interest income	$911	$(66)	$845
Interest expense:
Demand deposits	$(5)	$-	$(5)
Savings deposits	17	65	82
Time deposits	19	23	42
Total interest-bearing deposits	31	88	119
Borrowed funds and subordinated debentures	2	7	9
Total interest expense	33	95	128
Net interest income - fully tax-equivalent	$878	$(161)	$717
Decrease in tax-equivalent adjustment			16
Net interest income			$733

Provision for Loan Losses

The provision for loan losses totaled $200 thousand for the three months ended March 31, 2015, compared to $600 thousand for the three months ended March 31,  2014.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(In thousands)	2015	2014
Branch fee income	$346	$377
Service and loan fee income	296	295
Gain on sale of SBA loans held for sale, net	363	83
Gain on sale of mortgage loans, net	344	365
BOLI income	94	96
Net security gains	-	110
Other income	198	200
Total noninterest income	$1,641	$1,526

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended March 31, 2015, noninterest income amounted to $1.6 million, an increase of $115 thousand from the prior year period.

Changes in our noninterest income for the three months ended March 31, 2015 versus 2014 reflect:

·

For the three months ended March 31, 2015, branch fee income, which consists of deposit service charges and overdraft fees, decreased $31 thousand when compared to the same period in 2014, due to lower overdraft volume.

·	Service and loan fee income remained relatively flat when compared to the same period in the prior year.
·	SBA loan sales totaled $3.5 million with net gain on sale of $363 thousand for the quarter, compared to $928 thousand sold and a gain of $83 thousand in the prior year’s quarter.
·

Net gains on sales of residential mortgage loans decreased  $21 thousand when compared to the same period in the prior year.  During the quarter, $37.1 million in residential mortgage loans were originated, of which $15.0 million were sold at a gain of $344 thousand, compared to $22.2 million originated and $17.4 million sold at a gain of $365 thousand during the prior year’s quarter.  Approximately $7.5 million of the $17.4 million of loans sold during the first quarter 2014 were from our portfolio, with the remainder consisting of new production.

·	BOLI income remained relatively flat for the three months ended March 31, 2015, respectively, when compared to the same period in the prior year.
·

There were no net realized gains on the sale of securities for the three months ended March 31, 2015, compared to net gains of $110 thousand for the same period in the prior year.  For additional information, see Note 7 - Securities.

·

For the three months ended March 31, 2015, other income, which includes check card related income and miscellaneous service charges, remained relatively flat when compared to the same period in the prior year.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(In thousands)	2015	2014
Compensation and benefits	$3,472	$3,217
Occupancy	672	659
Processing and communications	596	582
Furniture and equipment	373	357
Professional services	236	211
Loan costs	221	170
OREO	35	247
Deposit insurance	183	178
Advertising	182	151
Other expenses	532	486
Total noninterest expense	$6,502	$6,258

Noninterest expense increased $244 thousand to $6.5 million for the three months ended March 31, 2015.

Changes in noninterest expense for the three months ended March 31, 2015 versus 2014 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $255 thousand for the three months ending March 31, 2015, due to increased head count in loan origination and support staff.

·

Occupancy expense increased $13 thousand due to higher repairs and maintenance expense, snow removal expense, and property taxes, partially offset by lower electricity, utilities, and landscaping expense.

·	Processing and communications expenses increased $14 thousand due to increased correspondent banking fees, telephone expense and data processing expense.
·	Furniture and equipment expense increased $16 thousand primarily due to software maintenance expense.
·	Professional service fees increased $25 thousand due to higher consulting and internal audit expense.
·	Loan costs increased $51 thousand for the three months ending March 31, 2015 due to higher property tax expense and forced place insurance expense, partially offset by lower loan legal expense.
·

OREO expenses decreased $212 thousand due to the disposition of two foreclosed properties subsequent to the first quarter of 2014 that contributed large holding costs in the quarter ended March 31, 2014.

·	Deposit insurance expense remained relatively flat for the three months ended March 31, 2015 when compared to the same period in the prior year.
·	Advertising expense increased $31 thousand due to higher costs associated with promotional expenses.
·	Other expenses increased $46 thousand due to higher director fees, printing expense, and provision for commitments.

Income Tax Expense

For the quarter ended March 31, 2015, the Company reported income tax expense of $1.0 million for an effective tax rate of 34.5 percent, compared to an income tax expense of $662 thousand and an effective tax rate of 33.9 percent for the prior year’s quarter.

Financial Condition at March 31, 2015

Total assets increased $26.6 million or 2.6 percent, to $1.0 billion at March 31, 2015,  when compared to year-end 2014.   This increase was primarily due to increases of $23.2 million in net loans and $4.0 million in cash and cash equivalents, partially offset by a decrease of $2.8 million in securities.  Total deposits decreased $4.9 million, due to decreases of $9.5  million, $4.8 million, and $1.4 million in savings deposits,  interest-bearing demand deposits, and time deposits, respectively, partially offset by an increase of $10.8 million in noninterest-bearing demand deposits.  Borrowed funds increased $30.0 million over year-end 2014 mainly due to an $80.0 million overnight advance at March 31, 2015 versus a $50.0 million overnight advance at December 31, 2014.   There were no changes to subordinated debentures.  Total shareholders’ equity increased $1.9 million over year-end 2014, primarily due to earnings for the quarter ended March 31, 2015 partially offset by dividend payments.  These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS and HTM investments.    Management determines the appropriate security classification of AFS and HTM at the time of purchase.  The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS securities totaled $57.9 million at March 31, 2015, a decrease of $2.2 million or 3.7 percent, compared to $60.1 million at December 31, 2014.  This net decrease was the result of:

-	$2.1 million in principal payments and maturities,
-	$119 thousand in net amortization of premiums, partially offset by
-

$62 thousand of appreciation in the market value of the portfolio.  At March 31, 2015, the portfolio had net unrealized gains of $297 thousand compared to net unrealized gains of $235 thousand at December 31, 2014.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive gains.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 3.9 years at March 31, 2015 and 4.0 years at December 31, 2014.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $19.4 million at March 31, 2015, a decrease of $576 thousand or 2.9 percent, from year-end 2014.  This decrease was the result of:

-	$555 thousand in principal payments and maturities and
-	$21 thousand in net amortization of premiums

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.0 years and 6.4 years at March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, the fair value of HTM securities was $19.8 million and $20.3 million, respectively.

The average balance of taxable securities amounted to $67.0 million for the three months ended March 31, 2015, compared to $92.8 million for the same period in 2014.    The average yield earned on taxable securities decreased 79 basis points, to 2.34 percent for the three months ended March 31, 2015, from 3.13 percent for the same period in the prior year.    This decrease was due to paydowns and maturities of higher yielding securities.  The average balance of tax-exempt securities amounted to $12.0 million for the three months ended March 31, 2015, compared to $16.8 million for the same period in 2014.   The average yield earned on tax-exempt securities decreased 9 basis points, to 3.59 percent for the three months ended March 31, 2015, from 3.68 percent for the same period in 2014.

Securities with a carrying value of $50.5 million and $50.4 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at March 31, 2015.

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

Total loans increased $22.8 million or 3.0 percent to $784.6 million at March 31, 2015, compared to $761.8 million at year-end 2014.  Residential mortgages, commercial loans, consumer loans, and SBA loans increased $14.5 million, $8.8 million, $3.5 million, and $504 thousand respectively, partially offset by a decline of $4.4 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$39,155	5.0%	$40,401	5.3%
SBA 504 loans	29,893	3.8	34,322	4.5
Commercial loans	410,742	52.3	401,949	52.7
Residential mortgage loans	235,371	30.0	220,878	29.0
Consumer loans	62,552	8.0	59,096	7.8
Total loans held for investment	777,713	99.1	756,646	99.3
SBA loans held for sale	6,929	0.9	5,179	0.7
Total loans	$784,642	100.0%	$761,825	100.0%

Average loans increased $98.5 million or 14.5 percent from $677.8 million for the three months ended March 31, 2014, to $776.4 million for the same period in 2015.  The increase in average loans was due to increases in residential mortgages, commercial loan,  consumer loans, and SBA 504 loans,  partially offset by a decline in SBA 7(a) loans.  The yield on the overall loan portfolio increased 5 basis points to 4.90 percent for the three months ended March 31, 2015, compared to 4.85 percent for the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $6.9 million at March 31, 2015, an increase of $1.8 million from $5.2 million at December 31, 2014.   SBA 7(a) loans held to maturity amounted to $39.2 million at March 31, 2015, a decrease of $1.2 million from $40.4 million at December 31, 2014.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.69 percent for the three months ended March 31, 2015, compared to 4.26 percent in the prior year.  The increase in the yield between the first quarter of 2015 versus the same period in 2014 was attributable to an increase in performing loans in this category.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $93.5 million and $92.2 million in SBA loans were sold but serviced by the Company at March 31, 2015 and December 31, 2014, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At March 31, 2015, SBA 504 loans totaled $29.9 million, a decrease of $4.4 million from $34.3 million at December 31, 2014.  The yield on SBA 504 loans decreased 90 basis points to 4.20 percent for the three months ended March 31, 2015, from 5.10 percent for the same period in 2014.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $410.7 million at March 31, 2015, an increase of $8.8 million from year-end 2014.  The yield on commercial loans was 5.06 percent for the three months ended March 31, 2015, compared to 5.12 percent for the same period in 2014.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $235.4 million at March 31, 2015,  an increase of $14.5 million from year-end 2014.  Sales of mortgage loans totaled $15.0 million for the three months ended March 31, 2015.  The yield on residential mortgages was 4.63 percent for the three months ended March 31, 2015, compared to 4.55 percent for the same period in 2014.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $62.6 million, an increase of $3.5 million from year-end 2014.  The yield on consumer loans was 4.55 percent for the three months ended March 31, 2015, compared to 4.37 percent for the same period in 2014.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2015 and December 31, 2014,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

TDRs

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

At March 31, 2015, there were nine loans totaling $6.4 million that were classified as TDRs by the Company and deemed impaired, compared to nine such loans totaling $6.5 million at December 31, 2014.  Nonperforming loans included $2.9 million of TDRs as of March 31, 2015, compared to $3.0 million at December 31, 2014.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$438	$241	$679	$441	$295	$736
SBA 504 loans	1,754	-	1,754	1,769	-	1,769
Commercial real estate	1,266	2,670	3,936	1,338	2,665	4,003
Total	$3,458	$2,911	$6,369	$3,548	$2,960	$6,508

Through March 31, 2015, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.  The following table shows the types of modifications done to date by class through March 31, 2015:

	March 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$12	$-	$-	$12
Interest only with reduced interest rate	-	-	2,669	2,669
Interest only with nominal principal	23	-	-	23
Interest with extra principal	-	-	1,034	1,034
Previously modified back to original terms	644	1,754	233	2,631
Total TDRs	$679	$1,754	$3,936	$6,369

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

Nonperforming assets consist of nonperforming loans and OREO.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more and still accruing generally represent loans that are well collateralized and in a continuing process that are expected to result in repayment or restoration to current status.

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming by category:
SBA loans held for investment (1)	$1,720	$3,348	$3,876
SBA 504 loans	466	2,109	424
Commercial loans	4,514	4,721	1,374
Residential mortgage loans	1,748	645	4,988
Consumer loans	693	545	1,384
Total nonperforming loans (2)	$9,141	$11,368	$12,046
OREO	1,975	1,162	2,467
Total nonperforming assets	$11,116	$12,530	$14,513
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$-	$161	$-
Commercial loans	5	7	-
Residential mortgage loans	-	722	5
Total past due 90 days or more and still accruing interest	$5	$890	$5
Nonperforming loans to total loans	1.16%	1.49%	1.76%
Nonperforming loans and TDRs to total loans (3)	1.61	1.96	2.84
Nonperforming assets to total loans and OREO	1.41	1.64	2.11
Nonperforming assets to total assets	1.07	1.24	1.51
(1) Guaranteed SBA loans included above	$270	$1,569	$1,320
(2) Nonperforming TDRs included above	2,911	2,960	448
(3) Performing TDRs	3,458	3,548	7,363

Nonperforming loans were $9.1 million at March 31, 2015,  a $2.3 million decrease from $11.4 million at year-end 2014 and a $2.9 million decrease from $12.0 million at March 31, 2014.  Since year-end 2014,  nonperforming loans in the SBA, SBA 504 and commercial loan segments decreased, partially offset by an increase in residential mortgage and consumer loan segments.  Included in nonperforming loans at March 31, 2015 are approximately $270 thousand of loans guaranteed by the SBA, compared to $1.6 million at December 31, 2014 and $1.3 million at March 31, 2014.  In addition, there were $5 thousand in loans past due 90 days or more and still accruing interest at March 31, 2015, compared to $890 thousand and $5 thousand at December 31, 2014 and March 31, 2014, respectively.

OREO properties totaled $2.0 million at March 31, 2015, an increase of $813 thousand from $1.2 million at year-end 2014 and a $492 thousand decrease from $2.5 million at March 31, 2014.  During the three months ended March 31, 2015, the Company took title to two new properties valued at $1.4 million which resulted in a charge to the allowance of $350 thousand.  One OREO property was sold, resulting in a net recovery of $39 thousand on the sale.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.9 million at March 31, 2015, a decrease of $1.5 million from $3.5 million at December 31, 2014.  The decrease is due to the deletion of five loans totaling $1.5 million as well as the payoff of a loan totaling $1.6 million, offset by the addition of one loan totaling $1.6 million during the quarter ended March 31, 2015.

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

The allowance for loan losses totaled $12.2 million at March 31, 2015, compared to $12.6 million and $12.8 million at December 31, 2014 and March 31,  2014, respectively, with resulting allowance to total loan ratios of 1.55 percent, 1.65 percent, and 1.87 percent, respectively. Net charge-offs amounted to $570 thousand for the three months ended March 31, 2015, compared to $934 thousand for the same period in 2014. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2015	2014
Balance, beginning of period	$12,551	$13,141
Provision for loan losses charged to expense	200	600
Less: Chargeoffs
SBA loans held for investment	128	53
SBA 504 loans	589	92
Commercial loans	100	454
Residential mortgage loans	-	172
Consumer loans	30	179
Total chargeoffs	847	950
Add: Recoveries
SBA loans held for investment	37	7
SBA 504 loans	-	-
Commercial loans	201	9
Residential mortgage loans	39	-
Total recoveries	277	16
Net chargeoffs	570	934
Balance, end of period	$12,181	$12,807
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	0.76%	0.34
SBA 504 loans	7.15	1.18
Commercial loans	(0.10)	0.50
Residential mortgage loans	(0.07)	0.39
Consumer loans	0.20	1.58
Total loans	0.30	0.56
Allowance to total loans	1.55	1.87
Allowance to nonperforming loans	133.26	106.32

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2015, a $175 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $151 thousand commitment reserve at December 31, 2014.

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

Total deposits decreased $4.9 million to $789.4 million at March 31, 2015, from $794.3 million at December 31, 2014.  This decrease in deposits was due to decreases of $9.5 million in savings deposits, $4.8 million in interest-bearing demand deposits, and $1.4 million in time deposits, partially offset by an increase of $10.8 million in noninterest-bearing demand deposits.  The decreases in savings deposits and interest-bearing demand deposits were due to seasonal declines in municipal deposits of $6.7 million and $5.5 million, respectively, from year-end.

The Company’s deposit composition at March 31, 2015, consisted of 36.9 percent savings deposits, 26.7 percent time deposits, 20.7 percent noninterest-bearing demand deposits and 15.7 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of fixed rate advances from the FHLB of New York and repurchase agreements.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages collateralize the borrowings from the FHLB, while investment securities are pledged against the repurchase agreements.

Borrowed funds and subordinated debentures totaled $170.5 million and $140.5 million at March 31, 2015 and December 31, 2014, respectively, and are broken down in the following table:

(In thousands)	March 31, 2015	December 31, 2014
FHLB borrowings:
Fixed rate advances	$60,000	$60,000
Overnight advances	80,000	50,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465
Total borrowed funds and subordinated debentures	$170,465	$140,465

At March 31, 2015, the Company had $14.0 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2015, is a decline of 0.76 percent in a rising-rate environment and a decrease of 1.20 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2015 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2014, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.73 percent in a rising-rate environment and a decrease of 1.03 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2015, the balance of cash and cash equivalents was $133.8 million, an increase of $4.0 million from December 31, 2014.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $561 thousand and $2.1 million in net cash for the three months ended March 31, 2015 and 2014, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $21.4 million and $10.2 million in net cash for the three months ended March 31, 2015 and 2014, respectively.  Cash was primarily used to fund new loans, partially offset by cash inflows from maturities and paydowns on securities and proceeds from the sale of OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $57.7 million and $59.9 million at March 31, 2015 and December 31, 2014, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $16.2 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $6.9 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $174.5 million to its borrowers as of March 31, 2015, compared to $150.9 million at December 31, 2014.  At March 31, 2015, $98.6 million of these commitments expire within one year, compared to $74.1 million at December 31, 2014.  The Company had $1.5 million in standby letters of credit at both March 31, 2015 and December 31, 2014, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $24.9 million in net cash for the three months ended March 31, 2015, compared to $36.8 million for the same period in the prior year, primarily due to proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of March 31, 2015, deposits included $77.7 million of Government deposits, as compared to $89.8 million at year-end 2014.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $72.8 million of deposits from thirteen municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $140.0 million and $110.0 million as of March 31, 2015 and December 31, 2014, respectively.  Third party repurchase agreements totaled $15.0 million as of both March 31, 2015 and December 31, 2014.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2015, pledging provided an additional $14.0 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trusts II and III, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and cash dividends on common stock.

At March 31, 2015, the Parent Company had $222 thousand in cash and cash equivalents and $193 thousand in investment securities valued at fair market value, compared to $198 thousand in cash and cash equivalents and $197 thousand in investment securities at December 31, 2014.

Regulatory Capital

A significant measure of the strength of a financial institution is its capital base.  Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, subject to limitations, certain qualifying long-term debt, preferred stock and hybrid instruments, which do not qualify for tier 1 capital.  The parent company and its subsidiary bank are subject to various regulatory capital requirements administered by banking regulators.  Quantitative measures of capital adequacy include the leverage ratio (tier 1 capital as a percentage of tangible assets), tier 1 risk-based capital ratio (tier 1 capital as a percent of risk-weighted assets), total risk-based capital ratio (total risk-based capital as a percent of total risk-weighted assets), and common equity tier 1 capital ratio.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide.  In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, the FDIC approved, as an interim final rule in July 2014, the regulatory capital requirements substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency for U.S. state nonmember banks.

The interim final rule includes new risk-based capital and leverage ratios that will be phased-in from 2015 to 2019 for most state nonmember banks.  The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements.  The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.  The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Bank on January 1, 2015.

The new rules also include a one-time opportunity to opt-out of the changes to treatment of accumulated other comprehensive income (“AOCI”) components.  By making the election to opt-out, the institution may continue treating AOCI items in a manner consistent with risk-based capital rules in place prior to January 2015.  The permanent opt-out election must be made on the Call Report, FR Y-9C or FR Y-9SP, as applicable, for the first reporting period after January 1, 2015 and a parent holding company must make the same election as its subsidiary bank.  If the institution does not elect to opt-out, then the institution will not have an opportunity to change its methodology in future periods.  The Bank and the Company have made the election to opt out of the treatment of AOCI on the appropriate March 31, 2015 filings.

In addition to the risk-based guidelines, regulators require that a bank or holding company, which meets the regulator’s highest performance and operation standards, maintain a minimum leverage ratio of 4 percent.  For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each institution are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table:

							To be well-capitalized
				For capital			under prompt corrective
	Actual			adequacy purposes			action provisions
(In thousands)	Amount	Ratio		Amount		Ratio	Amount	Ratio
As of March 31, 2015
Leverage ratio	$85,339	8.94%	%	≥ $	38,203	4.00%	N/A	N/A
Common equity tier 1 capital ratio	70,339	9.25%			34,214	4.50	N/A	N/A
Tier 1 risk-based capital ratio	85,339	11.22%			45,619	6.00	N/A	N/A
Total risk-based capital ratio	94,878	12.48%			60,826	8.00	N/A	N/A
As of December 31, 2014
Leverage ratio	$83,615	8.71%		≥ $	38,405	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	83,615	11.57			28,900	4.00	N/A	N/A
Total risk-based capital ratio	92,691	12.83			57,799	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

							To be well-capitalized
				For capital			under prompt corrective
	Actual			adequacy purposes			action provisions
(In thousands)	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of March 31, 2015
Leverage ratio	$76,464	8.01%	%	≥ $	38,179	4.00%	≥ $	47,724	5.00%
Common equity tier 1 capital ratio	76,464	10.07%			34,185	4.50		49,378	6.50
Tier 1 risk-based capital ratio	76,464	10.07%			45,580	6.00		60,773	8.00
Total risk-based capital ratio	94,495	12.44%			60,773	8.00		75,966	10.00
As of December 31, 2014
Leverage ratio	$74,819	7.80%		≥ $	38,381	4.00%	≥ $	47,976	5.00%
Tier 1 risk-based capital ratio	74,819	10.37			28,874	4.00		43,310	6.00
Total risk-based capital ratio	92,388	12.80			57,747	8.00		72,184	10.00

The following chart compares the risk-based capital required under previous rules to those prescribed under the interim final rule under the phase-in period stated above:

	Treatment at
	December 31, 2014	March 31, 2015
Leverage ratio	4.00%	4.00%
Common equity tier 1 capital (CET1) ratio	N/A	4.50%
Additional tier 1	N/A	1.50%
Tier 1 capital ratio	4.00%	6.00%
Tier 2	4.00%	2.00%
Total capital ratio	8.00%	8.00%
Capital conservation buffer	N/A	2.50%

The interim final rule also implements revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital.  The interim final rule also sets forth certain changes for the calculation of risk-weighted assets that the Bank implemented January 1, 2015.  The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement.  To meet the requirement when it is fully phased in, common equity Tier 1 capital must be maintained at an amount that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios.  The requirement will be phased in over a four year period, starting January 1, 2016.

At March 31, 2015 and December 31, 2014, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

Shareholders’ Equity

Shareholders’ equity increased  $1.9 million to $72.0 million at March 31, 2015 compared to $70.1 million at December 31, 2014. Items impacting shareholders’ equity included net income of $1.9 million, $126 thousand from the issuance of common stock under employee benefit plans, and a $37 thousand increase in other comprehensive income related to unrealized gains net of tax on available for sale securities, partially offset by a decrease of $238 thousand due to common stock dividends paid. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three month periods ended March 31, 2015 or 2014.  The Company currently has no plans on repurchasing its common stock.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2015, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of March 31, 2015 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2014, other than as set forth below.

As our assets exceeded $1.0 billion, we may become subject to additional regulatory reporting requirements which could increase our compliance costs and subject us to additional regulatory scrutiny.

If and when the Bank’s total assets exceed $1.0 billion, at year end, it will be subject to further reporting requirements under the rules of the FDIC as of and for the fiscal year in which it exceeds such threshold.  Pursuant to these rules, management will be required to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year.  The Bank will also be required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting that includes the call report and/or the FR Y-9C report.  The rules that must be met for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation.  The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources.  We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of the Bank’s internal controls over financial reporting.  In addition, in connection with the attestation process, the Bank may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from its independent registered public accounting firm.  If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

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

UNITY BANCORP, INC.

Dated: May 8, 2015	/s/ Alan J. Bedner, Jr.
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