Form 10-Q
period 2015-06-30
UNITY BANCORP INC /NJ/
filed 2015-08-12
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2015 common stock, no par value: 8,426,455 shares outstanding.

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$28,240	$29,351
Federal funds sold and interest-bearing deposits	62,202	100,470
Cash and cash equivalents	90,442	129,821
Securities:
Securities available for sale	55,766	60,073
Securities held to maturity (fair value of $18,729 and $20,281, respectively)	18,609	20,009
Total securities	74,375	80,082
Loans:
SBA loans held for sale	11,368	5,179
SBA loans held for investment	39,663	40,401
SBA 504 loans	29,125	34,322
Commercial loans	428,371	401,949
Residential mortgage loans	243,259	220,878
Consumer loans	69,910	59,096
Total loans	821,696	761,825
Allowance for loan losses	(12,404)	(12,551)
Net loans	809,292	749,274
Premises and equipment, net	15,385	15,231
Bank owned life insurance ("BOLI")	13,190	13,001
Deferred tax assets	5,928	5,860
Federal Home Loan Bank ("FHLB") stock	5,635	6,032
Accrued interest receivable	3,690	3,518
Other real estate owned ("OREO")	2,265	1,162
Goodwill and other intangibles	1,516	1,516
Other assets	2,585	3,291
Total assets	$1,024,303	$1,008,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$175,287	$152,785
Interest-bearing demand	117,988	128,875
Savings	284,369	300,348
Time, under $100,000	113,846	113,119
Time, $100,000 and over	123,937	99,214
Total deposits	815,427	794,341
Borrowed funds	115,000	125,000
Subordinated debentures	15,465	15,465
Accrued interest payable	418	474
Accrued expenses and other liabilities	4,303	3,385
Total liabilities	950,613	938,665
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	59,067	58,785
Retained earnings	15,055	11,195
Accumulated other comprehensive (loss) income	(432)	143
Total shareholders' equity	73,690	70,123
Total liabilities and shareholders' equity	$1,024,303	$1,008,788

Issued and outstanding common shares	8,425	8,388

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$6	$10	$16	$19
FHLB stock	38	40	81	87
Securities:
Taxable	363	552	750	1,278
Tax-exempt	71	90	143	195
Total securities	434	642	893	1,473
Loans:
SBA loans	605	643	1,284	1,226
SBA 504 loans	369	433	715	832
Commercial loans	5,276	4,738	10,342	9,340
Residential mortgage loans	2,716	2,052	5,298	4,110
Consumer loans	774	544	1,473	1,039
Total loans	9,740	8,410	19,112	16,547
Total interest income	10,218	9,102	20,102	18,126
INTEREST EXPENSE
Interest-bearing demand deposits	103	109	209	220
Savings deposits	271	188	535	370
Time deposits	725	693	1,411	1,337
Borrowed funds and subordinated debentures	750	807	1,558	1,606
Total interest expense	1,849	1,797	3,713	3,533
Net interest income	8,369	7,305	16,389	14,593
Provision for loan losses	-	550	200	1,150
Net interest income after provision for loan losses	8,369	6,755	16,189	13,443
NONINTEREST INCOME
Branch fee income	373	342	719	718
Service and loan fee income	466	285	762	580
Gain on sale of SBA loans held for sale, net	-	255	363	337
Gain on sale of mortgage loans, net	687	188	1,031	553
BOLI income	95	96	189	192
Net security gains	28	268	28	378
Other income	244	206	442	408
Total noninterest income	1,893	1,640	3,534	3,166
NONINTEREST EXPENSE
Compensation and benefits	3,481	3,122	6,952	6,340
Occupancy	601	619	1,273	1,279
Processing and communications	614	597	1,210	1,179
Furniture and equipment	422	379	795	735
Professional services	242	247	478	458
Loan costs	160	174	382	344
OREO expenses	67	95	103	342
Deposit insurance	150	171	333	349
Advertising	343	287	525	438
Other expenses	572	453	1,103	939
Total noninterest expense	6,652	6,144	13,154	12,403
Income before provision for income taxes	3,610	2,251	6,569	4,206
Provision for income taxes	1,182	723	2,202	1,385
Net income	$2,428	$1,528	$4,367	$2,821

Net income per common share - Basic	$0.29	$0.20	$0.52	$0.37
Net income per common share - Diluted	$0.28	$0.20	$0.51	$0.37

Weighted average common shares outstanding - Basic	8,425	7,605	8,421	7,596
Weighted average common shares outstanding - Diluted	8,524	7,690	8,519	7,672
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2015			June 30, 2014
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$3,610	$1,182	$2,428	$2,251	$723	$1,528
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(201)	(80)	(121)	553	202	351
Less: reclassification adjustment for gains on securities included in net income	28	10	18	268	90	178
Total unrealized (losses) gains on securities available for sale	(229)	(90)	(139)	285	112	173

Adjustments related to defined benefit plan:
Initial recognition of prior service cost	(830)	(332)	(498)	-	-	-
Amortization of prior service cost	42	17	25	-	-	-
Total adjustments related to defined benefit plan	(788)	(315)	(473)	-	-	-

Total other comprehensive (loss) income	(1,017)	$(405)	$(612)	285	$112	$173
Total comprehensive income	$2,593	$777	$1,816	$2,536	$835	$1,701

	For the six months ended
	June 30, 2015			June 30, 2014
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$6,569	$2,202	$4,367	$4,206	$1,385	$2,821
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(139)	(55)	(84)	1,171	437	734
Less: reclassification adjustment for gains on securities included in net income	28	10	18	378	127	251
Total unrealized (losses) gains on securities available for sale	(167)	(65)	(102)	793	310	483

Adjustments related to defined benefit plan:
Initial recognition of prior service cost	(830)	(332)	(498)	-	-	-
Amortization of prior service cost	42	17	25	-	-	-
Total adjustments related to defined benefit plan	(788)	(315)	(473)	-	-	-

Total other comprehensive (loss) income	(955)	$(380)	$(575)	793	$310	$483
Total comprehensive income	$5,614	$1,822	$3,792	$4,999	$1,695	$3,304

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2015 and 2014

(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss) income	shareholders' equity
Balance, December 31, 2014	8,388	$58,785	$11,195	$143	$70,123
Net income			4,367		4,367
Other comprehensive loss, net of tax				(575)	(575)
Dividends on common stock ($0.06 per share)		33	(507)		(474)
Common stock issued and related tax effects (1)	37	249			249
Balance, June 30, 2015	8,425	$59,067	$15,055	$(432)	$73,690

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2013	7,577	$52,051	$5,598	$(476)	$57,173
Net income			2,821		2,821
Other comprehensive income, net of tax				483	483
Dividends on common stock ($0.04 per share)		21	(305)		(284)
Common stock issued and related tax effects (1)	30	284			284
Balance, June 30, 2014	7,607	$52,356	$8,114	$7	$60,477

(1)

Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES:
Net income	$4,367	$2,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	200	1,150
Net amortization of purchase premiums and discounts on securities	279	270
Depreciation and amortization	352	610
Deferred income tax expense	345	293
Net security gains	(28)	(378)
Stock compensation expense	226	206
Loss on sale of OREO	22	99
Gain on sale of mortgage loans held for sale, net	(911)	(406)
Gain on sale of SBA loans held for sale, net	(363)	(337)
Origination of mortgage loans held for sale	(42,184)	(28,597)
Origination of SBA loans held for sale	(9,866)	(4,009)
Proceeds from sale of mortgage loans held for sale, net	43,095	29,003
Proceeds from sale of SBA loans held for sale, net	3,829	3,534
BOLI income	(189)	(192)
Net change in other assets and liabilities	733	(457)
Net cash (used in) provided by operating activities	(93)	3,610
INVESTING ACTIVITIES
Purchases of securities available for sale	(1,002)	(9,947)
Purchases of FHLB stock, at cost	(9,570)	(4,451)
Maturities and principal payments on securities held to maturity	1,350	4,611
Maturities and principal payments on securities available for sale	4,414	5,360
Proceeds from sales of securities available for sale	528	17,919
Proceeds from redemption of FHLB stock	9,967	3,465
Proceeds from sale of OREO	1,044	2,351
Net increase in loans	(55,953)	(33,830)
Purchases of premises and equipment	(676)	(317)
Net cash used in investing activities	(49,898)	(14,839)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,086	(10,615)
Proceeds from new borrowings	50,000	50,000
Repayments of borrowings	(60,000)	(32,000)
Proceeds from exercise of stock options	-	62
Dividends on common stock	(474)	(284)
Net cash provided by financing activities	10,612	7,163
Decrease in cash and cash equivalents	(39,379)	(4,066)
Cash and cash equivalents, beginning of period	129,821	99,404
Cash and cash equivalents, end of period	$90,442	$95,338

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended June 30,
(In thousands)	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$3,767	$3,521
Income taxes paid	1,868	1,069
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	-	83
Capitalization of servicing rights	240	258
Transfer of loans to OREO	2,194	2,932

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the six months ended June 30, 2015 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2014	418,921	$6.76	5.5	$1,257,968
Options granted	40,000	9.12
Options exercised	-	-
Options cancelled	-	-
Outstanding at June 30, 2015	458,921	$6.96	5.4	$1,418,599
Exercisable at June 30, 2015	362,426	$6.64	4.5	$1,262,684

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2015, 1,920,529 shares have been reserved for issuance upon the exercise of options, 458,921 option grants are outstanding, and 1,252,416 option grants have been exercised, forfeited or expired, leaving 209,192 shares available for grant.

The fair values of the options granted during the three and six months ended June 30, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Number of options granted	-	1,000	40,000	41,000
Weighted average exercise price	$-	$7.94	$9.12	$7.90
Weighted average fair value of options	$-	$2.69	$3.82	$3.02
Expected life in years (1)	-	5.40	6.69	5.40
Expected volatility (2)	-%	38.76%	46.76%	45.05%
Risk-free interest rate (3)	-%	1.61%	1.80%	1.52%
Dividend yield (4)	-%	1.01%	1.33%	1.02%
(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Number of options exercised	-	-	-	19,950
Total intrinsic value of options exercised	$-	$-	$-	$67,417
Cash received from options exercised	-	-	-	62,445
Tax deduction realized from options exercised	-	-	-	26,926

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	89,000	3.7	$3.85	89,000	$3.85
4.01 - 7.00	166,500	6.2	6.15	150,667	6.16
7.01 - 10.00	155,975	6.5	7.97	80,313	7.46
10.01 - 13.00	47,446	2.4	12.36	42,446	12.60
Total	458,921	5.4	$6.96	362,426	$6.64

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2015 and 2014 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Compensation expense	$39,072	$43,834	$68,990	$84,397
Income tax benefit	15,605	17,507	27,555	33,708

As of June 30, 2015, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $273 thousand.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2015:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2014	77,750	$7.24
Granted	34,800	9.27
Vested	(10,875)	6.77
Forfeited	-	-
Nonvested restricted stock at June 30, 2015	101,675	$7.96

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2015, 471,551 shares of restricted stock were reserved for issuance, of which 179,700 shares are available for grant.

Restricted stock awards granted during the three and six months ended June 30, 2015 and 2014 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Number of shares granted	-	1,000	34,800	11,000
Average grant date fair value	$-	$8.78	$9.27	$7.92

Compensation expense related to restricted stock for the three and six months ended June 30, 2015 and 2014 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Compensation expense	$79,961	$62,380	$157,510	$121,650
Income tax benefit	31,937	24,915	62,909	48,587

As of June 30, 2015, there was approximately $654 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, the Company has established in 2015 an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”).

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (the “SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits.

Upon separation from service after age 66, the President and CEO will be entitled to an annual benefit in the amount of $156,000 subject to annual 2% increases.  The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and shall vest an additional 3% each year until fully vested on January 1, 2024.  In the event that the President and CEO’s separation from service from the Registrant were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service.

Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntary terminated for reasons other than “cause” or the President and CEO resigns for “good reason”, as such is defined in the SERP, or the President and CEO voluntarily terminates the his employment after being offered continued employment in a positions that is not a “Comparable Position”, as such is also defined in the SERP, the President and CEO shall become 100% vested in the full retirement benefit.

No contributions or payments have been made or are anticipated for the year 2015. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three- and six-month periods ended:

(In thousands)	For the three and six months ended
Components of net periodic benefits cost:	June 30, 2015
Service cost	$30
Interest cost	17
Amortization of prior service cost	42
Net periodic benefit cost	$89

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$2,428	$1,528	$4,367	$2,821
Weighted average common shares outstanding - Basic	8,425	7,605	8,421	7,596
Plus: Potential dilutive common stock equivalents	99	85	98	76
Weighted average common shares outstanding - Diluted	8,524	7,690	8,519	7,672
Net income per common share - Basic	$0.29	$0.20	$0.52	$0.37
Net income per common share - Diluted	0.28	0.20	0.51	0.37
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	141	126	127	114

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

For the quarter ended June 30, 2015, the Company reported income tax expense of $1.2 million for an effective tax rate of 32.7 percent, compared to an income tax expense of $723 thousand and an effective tax rate of 32.1 percent for the prior year’s quarter.  For the six months ended June 30, 2015, the Company reported income tax expense of $2.2 million for an effective tax rate of 33.5 percent, compared to an income tax expense of $1.4 million and effective tax rate of 32.9 percent for the six months ended June 30, 2014.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2015 or 2014.  The Company did not have an accrual for uncertain tax positions as of June 30, 2015 or December 31, 2014, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2010 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30 2015 and 2014, net of tax:

	For the three months ended June 30,
	2015			2014
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive (loss) income	Net unrealized (losses) gains on securities	Accumulated other comprehensive (loss) income

Balance at March 31	$180	$-	$180	$(166)	$(166)

Other comprehensive (loss) income before reclassifications	(121)	(498)	(619)	351	351
Less amounts reclassified from accumulated other comprehensive loss	18	(25)	(7)	178	178
Period change	(139)	(473)	(612)	173	173
Balance at June 30	$41	$(473)	$(432)	$7	$7

	For the six months ended June 30,
	2015			2014
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive (loss) income	Net unrealized (losses) gains on securities	Accumulated other comprehensive (loss) income

Balance at January 1	$143	$-	$143	$(476)	$(476)

Other comprehensive (loss) income before reclassifications	(84)	(498)	(582)	734	734
Less amounts reclassified from accumulated other comprehensive loss	18	(25)	(7)	(251)	(251)
Period change	(102)	(473)	(575)	483	483
Balance at June 30	$41	$(473)	$(432)	$7	$7

Amounts reclassified out of accumulated other comprehensive income were as follows:

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income is presented
(In thousands)	For the three months ended June 30,
	2015	2014
Investment securities available for sale:
Reclassification adjustment for gains on securities included in net income	$28	$268	Net security sales
Adjustments related to defined benefit plan:
Amortization of prior service cost included in net periodic pension cost	(42)	-	Compensation and benefits
Effect on accumulated other loss (income) for the period	(14)	268	Total before tax
Income tax benefit (expense)	7	(90)	Provision for income taxes
Total reclassification for the period	$(7)	$178	Net income

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income is presented
(In thousands)	For the six months ended June 30,
	2015	2014
Investment securities available for sale:
Reclassification adjustment for gains on securities included in net income	$28	$378	Net security sales
Adjustments related to defined benefit plan:
Amortization of prior service cost included in net periodic pension cost	(42)	-	Compensation and benefits
Effect on accumulated other loss (income) for the period	(14)	378	Total before tax
Income tax benefit (expense)	7	(127)	Provision for income taxes
Total reclassification for the period	$(7)	$251	Net income

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

As of June 30, 2015, the fair value of the Company's AFS securities portfolio was $55.8 million.  Approximately 54 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $30.3 million at June 30, 2015.  Approximately $29.3 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at June 30, 2015.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2015, as compared to the periods ended December 31, 2014 and June 30, 2014.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$5,479	$-	$5,479
State and political subdivisions	-	10,650	-	10,650
Residential mortgage-backed securities	-	30,283	-	30,283
Corporate and other securities	-	9,354	-	9,354
Total securities available for sale	$-	$55,766	$-	$55,766

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$4,618	$-	$4,618
State and political subdivisions	-	11,132	-	11,132
Residential mortgage-backed securities	-	34,383	-	34,383
Corporate and other securities	-	9,940	-	9,940
Total securities available for sale	$-	$60,073	$-	$60,073

The following table summarizes changes in Level 3 assets during the three and six months ended June 30, 2015 and 2014, consisting of commercial mortgage-backed available for sale securities, measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six ended June 30,
(In thousands)	2015	2014	2015	2014
Commercial mortgage-backed securities:
Balance, beginning of period	$-	$499	$-	$888
Payoffs	-	(342)	-	(714)
Principal paydowns	-	(153)	-	(173)
Total net losses included in:
Other comprehensive income	-	(4)	-	(1)
Balance, end of period	$-	$-	$-	$-

There were no gains or losses (realized or unrealized) on Level 3 securities included in earnings for assets and liabilities held at June 30, 2015 or 2014.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2015 and December 31, 2014, the valuation allowance for impaired loans was $1.2 million.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$2,265	$2,265
Impaired collateral-dependent loans	-	-	8,109	8,109

	Fair value at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,162	$1,162
Impaired collateral-dependent loans	-	-	4,897	4,897

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of June 30, 2015 and December 31, 2014 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Servicing Assets

SBA servicing assets do not trade in an active, open market with readily observable prices.  The Company estimates the fair value of servicing assets using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds.

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

Standby Letters of Credit

At June 30, 2015, the Bank had standby letters of credit outstanding of $1.5 million, consistent with December 31, 2014.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2015 and December 31, 2014:

		June 30, 2015		December 31, 2014
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$90,442	$90,442	$129,821	$129,821
Securities (1)	Level 2	74,375	74,495	80,082	80,354
SBA loans held for sale	Level 2	11,368	12,611	5,179	5,655
Loans, net of allowance for loan losses (2)	Level 2	797,924	800,478	744,095	748,093
FHLB stock	Level 2	5,635	5,635	6,032	6,032
Servicing assets	Level 3	872	872	753	753
Accrued interest receivable	Level 2	3,690	3,690	3,518	3,518
OREO	Level 3	2,265	2,265	1,162	1,162
Financial liabilities:
Deposits	Level 2	815,427	815,799	794,341	794,436
Borrowed funds and subordinated debentures	Level 2	130,465	134,416	140,465	145,333
Accrued interest payable	Level 2	418	418	474	474

(1)

Includes held to maturity (“HTM”) commercial mortgage-backed securities that are considered Level 3.  These securities had book values of $4.0 million at June 30, 2015 and December 31, 2014, and market values of $3.9 million and $4.0 million at June 30, 2015 and December 31, 2014, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $8.1 million and $4.9 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,564	$-	$(85)	$5,479	$4,711	$-	$(93)	$4,618
State and political subdivisions	10,708	73	(131)	10,650	11,055	112	(35)	11,132
Residential mortgage-backed securities	29,886	602	(205)	30,283	33,884	646	(147)	34,383
Corporate and other securities	9,540	71	(257)	9,354	10,188	63	(311)	9,940
Total securities available for sale	$55,698	$746	$(678)	$55,766	$59,838	$821	$(586)	$60,073
Held to maturity:
U.S. Government sponsored entities	$4,220	$-	$(118)	$4,102	$4,440	$-	$(124)	$4,316
State and political subdivisions	2,413	207	-	2,620	2,417	277	-	2,694
Residential mortgage-backed securities	7,038	178	(50)	7,166	8,164	211	(29)	8,346
Commercial mortgage-backed securities	3,954	-	(71)	3,883	4,005	13	(53)	3,965
Corporate and other securities	984	-	(26)	958	983	-	(23)	960
Total securities held to maturity	$18,609	$385	$(265)	$18,729	$20,009	$501	$(229)	$20,281

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2015 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$2,015	1.35%	$940	2.06%	$2,524	2.04%	$5,479	1.79%
State and political subdivisions	39	6.48	856	2.56	6,258	2.41	3,497	2.56	10,650	2.49
Residential mortgage-backed securities	-	-	1,350	1.79	2,056	1.90	26,877	2.72	30,283	2.62
Corporate and other securities	-	-	2,417	1.04	1,384	1.16	5,553	1.27	9,354	1.19
Total securities available for sale	$39	6.48%	$6,638	1.48%	$10,638	2.12%	$38,451	2.45%	$55,766	2.28%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$4,220	1.97%	$4,220	1.97%
State and political subdivisions	309	0.75	-	-	-	-	2,104	4.72	2,413	4.22
Residential mortgage-backed securities	-	-	329	4.86	236	5.20	6,473	2.56	7,038	2.76
Commercial mortgage-backed securities	-	-	-	-	-	-	3,954	2.76	3,954	2.76
Corporate and other securities	-	-	-	-	984	2.95	-	-	984	2.95
Total securities held to maturity	$309	0.75%	$329	4.86%	$1,220	3.39%	$16,751	2.73%	$18,609	2.78%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	6	$2,933	$(11)	$2,541	$(74)	$5,474	$(85)
State and political subdivisions	8	4,363	(131)	-	-	4,363	(131)
Residential mortgage-backed securities	10	7,273	(45)	5,172	(160)	12,445	(205)
Corporate and other securities	6	1,367	(48)	3,789	(209)	5,156	(257)
Total temporarily impaired securities	30	$15,936	$(235)	$11,502	$(443)	$27,438	$(678)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,102	$(118)	$4,102	$(118)
Residential mortgage-backed securities	3	-	-	2,117	(50)	2,117	(50)
Commercial mortgage-backed securities	2	3,883	(71)	-	-	3,883	(71)
Corporate and other securities	1	958	(26)	-	-	958	(26)
Total temporarily impaired securities	8	$4,841	$(97)	$6,219	$(168)	$11,060	$(265)

	December 31, 2014
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	4	$-	$-	$4,590	$(93)	$4,590	$(93)
State and political subdivisions	7	-	-	4,103	(35)	4,103	(35)
Residential mortgage-backed securities	9	6,579	(16)	5,889	(131)	12,468	(147)
Corporate and other securities	7	1,053	(46)	3,736	(265)	4,789	(311)
Total temporarily impaired securities	27	$7,632	$(62)	$18,318	$(524)	$25,950	$(586)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,316	$(124)	$4,316	$(124)
Residential mortgage-backed securities	3	-	-	2,586	(29)	2,586	(29)
Commercial mortgage-backed securities	1	-	-	1,822	(53)	1,822	(53)
Corporate and other securities	1	-	-	960	(23)	960	(23)
Total temporarily impaired securities	7	$-	$-	$9,684	$(229)	$9,684	$(229)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2015.  There was no impairment on these securities at December 31, 2014.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2015 or December 31, 2014.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2015 or December 31, 2014.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At June 30, 2015 and December 31, 2014, this category consisted of one single-issuer trust preferred security.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2015 or December 31, 2014.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and six months ended June 30, 2015 and 2014 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Available for sale:
Realized gains	$28	$271	$28	$385
Realized losses	-	(3)	-	(7)
Total securities available for sale	28	268	28	378
Held to maturity:
Realized gains	-	-	-	-
Realized losses	-	-	-	-
Total securities held to maturity	-	-	-	-
Net gains on sales of securities	$28	$268	$28	$378

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  For the three and six months ended June 30, 2015 there was a gross realized gain of $28 thousand.  The net realized gain during 2015 was a result of the following:

·	For the three months ended June 30, 2015, the Company sold one corporate bond totaling $500 thousand in book value, resulting in pre-tax gains of approximately $28 thousand.

For the three and six months ended June 30, 2014, there were gross realized gains of $271 thousand and $385 thousand, respectively.  For the three and six months ended June 30, 2014, there were gross realized losses of $3 thousand and $7 thousand, respectively.  The net realized gains during 2014 were a result of the following:

·

For the six months ended June 30, 2014, the Company sold approximately $15.5 million in book value of available for sale municipal securities, mortgage-backed securities, asset-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $385 thousand.

Pledged Securities

Securities with a carrying value of $19.5 million and $50.4 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Securities pledged for Government deposits totaled $0 and $32.1 million at June 30, 2015 and December 31, 2014, respectively.  In June 2015, the FHLB issued a letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.  For additional information on amounts pledged to secure Government deposits at June 30, 2015, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
SBA loans held for investment	$39,663	$40,401
SBA 504 loans	29,125	34,322
Commercial loans
Commercial other	40,578	40,607
Commercial real estate	361,866	339,693
Commercial real estate construction	25,927	21,649
Residential mortgage loans	243,259	220,878
Consumer loans
Home equity	44,935	41,451
Consumer other	24,975	17,645
Total loans held for investment	$810,328	$756,646
SBA loans held for sale	11,368	5,179
Total loans	$821,696	$761,825

Loans are made to individuals as well as commercial entities.  Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s market area.  However, during late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.  A description of the Company's different loan segments follows:

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

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan.  A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.  The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins when we initiate contact regarding a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality which in part is derived from ongoing collection and review of borrowers’ financial information, as well as independent credit reviews by an outside firm.

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

At June 30, 2015, the Company owned $100 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets. Additionally, there were $1.8 million of residential consumer loans in the process of foreclosure.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2015:

	June 30, 2015
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,437	$2,064	$2,162	$39,663
SBA 504 loans	23,664	5,010	451	29,125
Commercial loans
Commercial other	36,693	2,747	1,138	40,578
Commercial real estate	337,172	20,868	3,826	361,866
Commercial real estate construction	25,229	698	-	25,927
Total commercial loans	399,094	24,313	4,964	428,371
Total SBA, SBA 504 and commercial loans	$458,195	$31,387	$7,577	$497,159

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$241,500	$1,759	$243,259
Consumer loans
Home equity		44,039	896	44,935
Consumer other		24,975	-	24,975
Total consumer loans		69,014	896	69,910
Total residential mortgage and consumer loans		$310,514	$2,655	$313,169

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$857	$77	$-	$1,715	$2,649	$37,014	$39,663
SBA 504 loans	-	-	-	276	276	28,849	29,125
Commercial loans
Commercial other	-	53	-	994	1,047	39,531	40,578
Commercial real estate	1,487	463	-	3,197	5,147	356,719	361,866
Commercial real estate construction	-	-	-	-	-	25,927	25,927
Residential mortgage loans	3,107	454	273	1,759	5,593	237,666	243,259
Consumer loans
Home equity	449	-	-	896	1,345	43,590	44,935
Consumer other	-	-	-	-	-	24,975	24,975
Total loans held for investment	$5,900	$1,047	$273	$8,837	$16,057	$794,271	$810,328
SBA loans held for sale	-	-	-	-	-	11,368	11,368
Total loans	$5,900	$1,047	$273	$8,837	$16,057	$805,639	$821,696

(1)

At June 30, 2015, nonaccrual loans included $2.8 million of TDRs and $267 thousand of loans guaranteed by the SBA.  The remaining $3.4 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2015:

	June 30, 2015
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$827	$384	$-
SBA 504 loans	2,015	2,015	-
Commercial loans
Commercial other	973	972	-
Commercial real estate	1,684	1,684	-
Total commercial loans	2,657	2,656	-
Total impaired loans with no related allowance	5,499	5,055	-

With an allowance:
SBA loans held for investment (1)	2,069	1,490	748
Commercial loans
Commercial other	34	22	22
Commercial real estate	2,708	2,708	396
Total commercial loans	2,742	2,730	418
Total impaired loans with a related allowance	4,811	4,220	1,166

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,896	1,874	748
SBA 504 loans	2,015	2,015	-
Commercial loans
Commercial other	1,007	994	22
Commercial real estate	4,392	4,392	396
Total commercial loans	5,399	5,386	418
Total individually evaluated impaired loans	$10,310	$9,275	$1,166
(1)	Balances are reduced by amount guaranteed by the SBA of $267 thousand at June 30, 2015.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the six months ended June 30, 2015 and 2014.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2015		2014
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,873	$2	$3,167	$21
SBA 504 loans	1,996	26	2,238	27
Commercial loans
Commercial other	1,073	38	75	1
Commercial real estate	4,521	9	6,256	54
Commercial real estate construction	-	-	115	-
Total	$9,463	$75	$11,851	$103
(1)	Balances are reduced by the average amount guaranteed by the SBA of $269 thousand and $2.0 million for the three months ended June 30, 2015 and 2014, respectively.

	For the six months ended June 30,
	2015		2014
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,935	$39	$3,108	$56
SBA 504 loans	2,933	53	2,468	55
Commercial loans
Commercial other	1,095	56	71	2
Commercial real estate	4,778	71	7,143	123
Commercial real estate construction	-	-	146	-
Total	$10,741	$219	$12,936	$236
(1)	Balances are reduced by the average amount guaranteed by the SBA of $534 thousand and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

TDRs of $6.2 million and $6.5 million are included in the impaired loan numbers as of June 30, 2015 and December 31, 2014, respectively.  The decrease was due to principal pay downs. At June 30, 2015, there were specific reserves of $591 thousand on TDRs, $182 thousand on performing TDRs and $409 thousand on nonperforming TDRs. At December 31, 2014, there were specific reserves of $223 thousand on TDRs, $24 thousand on performing TDRs and $199 thousand on nonperforming TDRs. At June 30, 2015, $2.8 million of TDRs were in nonaccrual status, compared to $3.0 million at December 31, 2014. The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three or six months ended June 30, 2015 and 2014 that were deemed to be TDRs.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or six months ended June 30, 2015. There was one loan modified as a TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the three months ended June 30, 2014. In this case, subsequent default is defined as being transferred to nonaccrual status. There were no additional defaults during the previous year to date period.

	For the three months ended June 30,
	2015		2014
(In thousands, except number of contracts)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
SBA loans held for investment	-	$-	1	$131
Total	-	$-	1	$131

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance increased during the quarter ended June 30, 2015 due to improvements in current period charge off percentages offset by a larger loan portfolio requiring a larger general reserve.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,873	$1,162	$5,624	$2,341	$710	$471	$12,181
Charge-offs	(6)	-	(147)	-	(7)	-	(160)
Recoveries	2	-	370	10	1	-	383
Net (charge-offs) recoveries	(4)	-	223	10	(6)	-	223
Provision for loan losses charged to expense	129	(283)	212	194	52	(304)	-
Balance, end of period	$1,998	$879	$6,059	$2,545	$756	$167	$12,404

	For the three months ended June 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,346	$947	$6,402	$2,062	$705	$345	$12,807
Charge-offs	(199)	-	(134)	(5)	(203)	-	(541)
Recoveries	10	-	31	-	1	-	42
Net (charge-offs) recoveries	(189)	-	(103)	(5)	(202)	-	(499)
Provision for loan losses charged to expense	348	(18)	(17)	114	238	(115)	550
Balance, end of period	$2,505	$929	$6,282	$2,171	$741	$230	$12,858

The following tables detail the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Charge-offs	(135)	(589)	(247)	-	(37)	-	(1,008)
Recoveries	40	-	571	49	1	-	661
Net (charge-offs) recoveries	(95)	(589)	324	49	(36)	-	(347)
Provision for loan losses charged to expense	210	131	(535)	207	125	62	200
Balance, end of period	$1,998	$879	$6,059	$2,545	$756	$167	$12,404

	For the six months ended June 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Charge-offs	(253)	(92)	(588)	(177)	(382)	-	(1,492)
Recoveries	18	-	40	-	1	-	59
Net (charge-offs) recoveries	(235)	(92)	(548)	(177)	(381)	-	(1,433)
Provision for loan losses charged to expense	153	64	(10)	216	549	178	1,150
Balance, end of period	$2,505	$929	$6,282	$2,171	$741	$230	$12,858

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$748	$-	$418	$-	$-	$-	$1,166
Collectively evaluated for impairment	1,250	879	5,641	2,545	756	167	11,238
Total	$1,998	$879	$6,059	$2,545	$756	$167	$12,404
Loan ending balances:
Individually evaluated for impairment	$1,874	$2,015	$5,386	$-	$-	$-	$9,275
Collectively evaluated for impairment	37,789	27,110	422,985	243,259	69,910	-	801,053
Total	$39,663	$29,125	$428,371	$243,259	$69,910	$-	$810,328

	December 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$502	$510	$149	$-	$-	$-	$1,161
Collectively evaluated for impairment	1,381	827	6,121	2,289	667	105	11,390
Total	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Loan ending balances:
Individually evaluated for impairment	$2,220	$3,878	$6,059	$-	$-	$-	$12,157
Collectively evaluated for impairment	38,181	30,444	395,890	220,878	59,096	-	744,489
Total	$40,401	$34,322	$401,949	$220,878	$59,096	$-	$756,646

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At June 30, 2015, a $193 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $151 thousand commitment reserve at December 31, 2014.

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

The accounting changes in this update have been revised to defer the effective date for public business entities for annual reporting periods beginning after December 15, 2017 and the interim periods within that year.  Early adoption is permitted as of the first interim or annual period beginning after December 15, 2016.  The Company is currently evaluating the impact of the standard.

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

Earnings Summary

Net income totaled $2.4 million, or $0.28 per diluted share for the quarter ended June 30, 2015, a 58.9 percent increase compared to $1.5 million, or $0.20 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.01% and 13.35%, respectively, compared to 0.68% and 10.31% for the same period a year ago.  The continued improvement in our operating results is the product of our strategic initiatives, which include expansion of our in-market loan and deposit relationships, improving credit quality and core earnings growth.

Second quarter highlights include:

×	7.9% loan growth since year-end 2014 – 18.3% growth in consumer loans, 10.1% growth in residential mortgage loans, and 6.6% growth in commercial loans.
×	14.7% increase in noninterest-bearing demand deposits since year-end 2014.
×	14.6% increase in net interest income compared to the prior year’s quarter due to strong loan growth.
×	Net interest margin of 3.70% this quarter compared to 3.49% in the prior year’s quarter.
×	Improved credit quality metrics and reduced loan loss provision – net recoveries posted compared to net charge-offs in the prior year’s quarter and a 25.9% decrease in nonperforming loans.

For the six months ended June 30, 2015, net income totaled $4.4 million, or $0.51 per diluted share, compared to $2.8 million or $0.37 per diluted share in the prior year’s period.  Return on average assets and average common equity for the six month periods were 0.92% and 12.23%, respectively, compared to 0.64% and 9.70% for the same period a year ago.

The Company's quarterly and year-to-date performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income per common share - Basic (1)	$0.29	$0.20	$0.52	$0.37
Net income per common share - Diluted (1)	$0.28	$0.20	$0.51	$0.37
Return on average assets	1.01%	0.68%	0.92%	0.64%
Return on average equity (2)	13.35%	10.31%	12.23%	9.70%
Efficiency ratio	64.99%	70.81%	66.12%	71.36%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by average shareholders' equity.

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

During the quarter ended June 30, 2015, tax-equivalent net interest income amounted to $8.4 million, an increase of $1.1 million or 14.4 percent when compared to the same period in 2014.  The net interest margin increased 21 basis points to 3.70 percent for the quarter ended June 30, 2015, compared to 3.49 percent for the same period in 2014.  The net interest spread was 3.49 percent for the second quarter of 2015, an 18 basis point increase compared to the same period in 2014.

During the three months ended June 30, 2015, tax-equivalent interest income was $10.3 million, an increase of $1.1 million or 12.1 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

×

Of the $1.1 million net increase in interest income on a tax-equivalent basis, $1.2 million of the increase was due to increased average earning assets, primarily loans, partially offset by  $106 thousand in reduced interest income due to decreased yields on the security and loan portfolios.

×

The average volume of interest-earning assets increased $66.3 million to $909.9 million for the second quarter of 2015 compared to $843.7 million for the same period in 2014.  This was due primarily to a $118.9 million increase in average loans, primarily commercial and residential mortgage loans, partially offset by a $27.6 million decrease in federal funds sold and interest-bearing deposits and a $24.6 million decrease in average investment securities.

×

The yield on interest-earning assets increased 18 basis points to 4.52 percent for the three months ended June 30, 2015 when compared to the same period in 2014.  The yield on the loan portfolio decreased 5 basis points to 4.82 percent.

Total interest expense was $1.8 million for the three months ended June 30, 2015, an increase of $52 thousand or 2.9 percent compared to the same period in 2014.  This increase was driven by the increase in average savings deposits and increased rates on savings deposits compared to a year ago:

×

Of the $52 thousand increase in interest expense, $46 thousand was due to increased rates on interest-bearing liabilities, and $6 thousand was due to an increase in the volume of average interest-bearing liabilities, primarily savings and time deposits.

×

Interest-bearing liabilities averaged $719.9 million for the second quarter of 2015, an increase of $26.0 million or 3.7 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average savings deposits and time deposits, partially offset by a decrease in average interest-bearing demand deposits.

×

The average cost of interest-bearing liabilities remained flat at 1.03 percent.  The cost of interest-bearing deposits increased 4 basis points to 0.70 percent for the second quarter of 2015 and the cost of borrowed funds and subordinated debentures decreased 9 basis points to 3.42 percent.

During the six months ended June 30, 2015, tax-equivalent net interest income amounted to $16.5 million, an increase of $1.8 million or 12.1 percent when compared to the same period in 2014.  The net interest margin increased 14 basis points to 3.67 percent for the six months ended June 30, 2015, compared to 3.53 percent for the same period in 2014.  The net interest spread was 3.46 percent for the first six months of 2015, an 11 basis point increase compared to the same period in 2014.

During the six months ended June 30, 2015, tax-equivalent interest income was $20.2 million, an increase of $2.0 million or 10.7 percent when compared to the same period in the prior year.  This increase was driven by the increase in the balance of average loans:

×

Of the $2.0 million net increase in interest income on a tax-equivalent basis, $2.1 million of the increase was due to increased average earning assets, primarily loans, partially offset by  $188 thousand in reduced interest income due to decreased yields on the security and loan portfolios.

×

The average volume of interest-earning assets increased $64.6 million to $903.3 million for the first half of 2015 compared to $838.6 million for the same period in 2014.  This was due primarily to a $108.7 million increase in average loans, primarily commercial and residential mortgage loans, partially offset by a $27.6 million decrease in average investment securities and a $16.2 million decrease in federal funds sold and interest-bearing deposits.

×

The yield on interest-earning assets increased 13 basis points to 4.50 percent for the six months ended June 30, 2015 when compared to the same period in 2014.  The yield on the loan portfolio remained flat at 4.86 percent.

Total interest expense was $3.7 million for the six months ended June 30, 2015, an increase of $180 thousand or 5.1 percent compared to the same period in 2014.  This increase was driven by the increase in average savings deposits and increased rates on savings deposits compared to a year ago:

×

Of the $180 thousand increase in interest expense, $149 thousand was due to increased rates on interest-bearing liabilities, and $31 thousand was due to an increase in the volume of average interest-bearing liabilities, primarily savings and time deposits.

×

Interest-bearing liabilities averaged $719.9 million for first half of 2015, an increase of $26.0 million or 3.7 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was a result of an increase in average savings deposits and time deposits, partially offset by a decrease in average interest-bearing demand deposits.

×

The average cost of interest-bearing liabilities increased 2 basis points to 1.04 percent for the six months ended June 30, 2015.  The cost of interest-bearing deposits increased 5 basis points to 0.69 percent for the first half of 2015 and the cost of borrowed funds and subordinated debentures decreased 1 basis point to 3.49 percent.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$20,259	$6	0.12%	$47,859	$10	0.08%
FHLB stock	3,720	38	4.10	4,149	40	3.87
Securities:
Taxable	63,834	363	2.28	85,598	552	2.58
Tax-exempt	11,803	105	3.57	14,608	133	3.64
Total securities (A)	75,637	468	2.48	100,206	685	2.73
Loans:
SBA loans	47,249	605	5.14	53,965	643	4.77
SBA 504 loans	29,539	369	5.01	34,415	433	5.05
Commercial loans	422,371	5,276	5.01	370,345	4,738	5.13
Residential mortgage loans	243,821	2,716	4.47	185,016	2,052	4.44
Consumer loans	67,353	774	4.61	47,737	544	4.57
Total loans (B)	810,333	9,740	4.82	691,478	8,410	4.87
Total interest-earning assets	$909,949	$10,252	4.52%	$843,692	$9,145	4.34%

Noninterest-earning assets:
Cash and due from banks	24,768			24,368
Allowance for loan losses	(12,430)			(13,037)
Other assets	43,596			45,410
Total noninterest-earning assets	55,934			56,741
Total assets	$965,883			$900,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$123,663	$103	0.33%	$128,351	$109	0.34%
Total savings deposits	287,911	271	0.38	261,419	188	0.29
Total time deposits	220,403	725	1.32	213,122	693	1.30
Total interest-bearing deposits	631,977	1,099	0.70	602,892	990	0.66
Borrowed funds and subordinated debentures	87,944	750	3.42	91,069	807	3.51
Total interest-bearing liabilities	$719,921	$1,849	1.03%	$693,961	$1,797	1.03%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	168,585			143,720
Other liabilities	4,413			3,332
Total noninterest-bearing liabilities	172,998			147,052
Total shareholders' equity	72,964			59,420
Total liabilities and shareholders' equity	$965,883			$900,433

Net interest spread		$8,403	3.49%		$7,348	3.31%
Tax-equivalent basis adjustment		(34)			(43)
Net interest income		$8,369			$7,305
Net interest margin			3.70%			3.49%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$28,722	$16	0.11%	$44,960	$19	0.09%
FHLB stock	3,783	81	4.32	4,069	87	4.31
Securities:
Taxable	65,431	750	2.31	89,183	1,278	2.87
Tax-exempt	11,893	212	3.59	15,718	289	3.68
Total securities (A)	77,324	962	2.51	104,901	1,567	2.99
Loans:
SBA loans	47,824	1,284	5.41	54,375	1,226	4.51
SBA 504 loans	31,457	715	4.58	33,075	832	5.07
Commercial loans	414,278	10,342	5.03	367,360	9,340	5.13
Residential mortgage loans	235,022	5,298	4.55	183,048	4,110	4.49
Consumer loans	64,868	1,473	4.58	46,843	1,039	4.47
Total loans (B)	793,449	19,112	4.86	684,701	16,547	4.86
Total interest-earning assets	$903,278	$20,171	4.50%	$838,631	$18,220	4.37%

Noninterest-earning assets:
Cash and due from banks	27,324			23,881
Allowance for loan losses	(12,565)			(13,222)
Other assets	43,403			44,510
Total noninterest-earning assets	58,162			55,169
Total assets	$961,440			$893,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$125,120	$209	0.34%	$129,761	$220	0.34%
Total savings deposits	288,953	535	0.37	263,856	370	0.28
Total time deposits	215,939	1,411	1.32	209,148	1,337	1.29
Total interest-bearing deposits	630,012	2,155	0.69	602,765	1,927	0.64
Borrowed funds and subordinated debentures	89,916	1,558	3.49	91,167	1,606	3.50
Total interest-bearing liabilities	$719,928	$3,713	1.04%	$693,932	$3,533	1.02%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	165,176			137,976
Other liabilities	4,359			3,251
Total noninterest-bearing liabilities	169,535			141,227
Total shareholders' equity	71,977			58,641
Total liabilities and shareholders' equity	$961,440			$893,800

Net interest spread		$16,458	3.46%		$14,687	3.35%
Tax-equivalent basis adjustment		(69)			(94)
Net interest income		$16,389			$14,593
Net interest margin			3.67%			3.53%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued

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

	For the three months ended June 30, 2015 versus June 30, 2014			For the six months ended June 30, 2015 versus June 30, 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(8)	$4	$(4)	$(7)	$4	$(3)
FHLB stock	(4)	2	(2)	(6)	-	(6)
Securities	(155)	(62)	(217)	(375)	(230)	(605)
Loans	1,380	(50)	1,330	2,527	38	2,565
Total interest income	$1,213	$(106)	$1,107	$2,139	$(188)	$1,951
Interest expense:
Demand deposits	$(3)	$(3)	$(6)	$(11)	$-	$(11)
Savings deposits	20	63	83	38	127	165
Time deposits	22	10	32	43	31	74
Total interest-bearing deposits	39	70	109	70	158	228
Borrowed funds and subordinated debentures	(33)	(24)	(57)	(39)	(9)	(48)
Total interest expense	6	46	52	31	149	180
Net interest income - fully tax-equivalent	$1,207	$(152)	$1,055	$2,108	$(337)	$1,771
Decrease in tax-equivalent adjustment			9			25
Net interest income			$1,064			$1,796

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 2015, compared to $550 thousand for the three months ended June 30,  2014.  For the six months ended June 30, 2015, the provision for loan losses totaled $200 thousand, compared to $1.2 million for the same period in 2014. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Branch fee income	$373	$342	$719	$718
Service and loan fee income	466	285	762	580
Gain on sale of SBA loans held for sale, net	-	255	363	337
Gain on sale of mortgage loans, net	687	188	1,031	553
BOLI income	95	96	189	192
Net security gains	28	268	28	378
Other income	244	206	442	408
Total noninterest income	$1,893	$1,640	$3,534	$3,166

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended June 30, 2015, noninterest income increased $253 thousand to $1.9 million, compared to the same period last year.  For the six months ended June 30, 2015, noninterest income increased $368 thousand to $3.5 million, compared to the same period a year ago.  Quarterly and year-to-date noninterest income increased due to higher gains on the sale of mortgage loans and increased service and loan fee income.

Changes in our noninterest income for the three and six months ended June 30, 2015 versus 2014 reflect:

·

For the three months ended June 30, 2015, branch fee income, which consists of deposit service charges and overdraft fees, increased $31 thousand when compared to the same period in 2014, due to high overdraft volume and an increase in commercial analysis service charges.  For the six months ended June 30, 2015, branch fee income remained relatively flat when compared to the same period in 2014.

·

For the three and six months ended June 30, 2015, service and loan fee income increased $181 thousand and $182 thousand, respectively, when compared to the same periods in the prior year. These increases were due to increased loan processing and payoff charges.

·

There were no SBA loan sales for the three months ended June 30, 2015, compared to net gains on SBA loan sales of $255 thousand on $2.3 million in sales in the same period in the prior year.  For the six months ended June 30, 2015, net gains on SBA loan sales amounted to $363 thousand on $3.5 million in sales, compared to net gains of $337 thousand on $3.2 million in sales in the same period in the prior year.

·

During the quarter, $49.8 million in residential mortgage loans were originated, of which $24.0 million were sold at a gain of $687 thousand, compared to $36.3 million originated and $11.1 million sold at a gain of $188 thousand during the prior year’s quarter.  For the six month period, $86.9 million in residential mortgage loans were originated, of which $42.2 million were sold at a gain of $1.0 million, compared to $58.5 million originated and $28.6 million sold at a gain of $553 thousand in the first half of 2014.  All residential mortgage loans originated in 2015 that are held in portfolio for investment are adjustable rate mortgages or fixed rate mortgages with maturities of 15 year or less.

·	BOLI income remained relatively flat for the three and six months ended June 30, 2015, when compared to the same periods in the prior year.
·

Net realized gains on the sale of securities amounted to $28 thousand for the three and six months ended June 30, 2015.  For the three and six months ended June 30, 2014, net realized gains on securities amounted to $268 thousand and $378 thousand, respectively.  For additional information, see Note 7 - Securities.

·

For the three and six months ended June 30, 2015, other income, which includes check card related income and miscellaneous service charges, increased $38 thousand and $34 thousand, respectively, when compared to the same period in the prior year primarily due to increases in VISA check card interchange fees.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2015	2014	2015	2014
Compensation and benefits	$3,481	$3,122	$6,952	$6,340
Occupancy	601	619	1,273	1,279
Processing and communications	614	597	1,210	1,179
Furniture and equipment	422	379	795	735
Professional services	242	247	478	458
Loan costs	160	174	382	344
OREO expenses	67	95	103	342
Deposit insurance	150	171	333	349
Advertising	343	287	525	438
Other expenses	572	453	1,103	939
Total noninterest expense	$6,652	$6,144	$13,154	$12,403

Noninterest expense increased $508 thousand to $6.7 million for the three months ended June 30, 2015, while year-to-date expenses increased $751 thousand to $13.2 million.  The majority of the increase in each period was due to higher compensation and benefits expense.

Changes in noninterest expense for the three and six months ended June 30, 2015 versus 2014 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $359 thousand and $612 thousand for the three and six months ended June 30, 2015, respectively.  Expenses have increased during the intervening period due to increased head count in loan origination and support staff, as well as higher mortgage commission expense due to the larger volume of mortgages originated.

·

Occupancy expense decreased $18 thousand and $6 thousand for the three and six months ended June 30, 2015, respectively.  The decreases for both periods were primarily due to lower landscaping expense and leasehold depreciation, partially offset by increased janitorial expense.

·

Processing and communications expenses increased $17 thousand and $31 thousand for the three and six months ended June 30, 2015, respectively, primarily due to increased merchant services expense in both periods.

·	Furniture and equipment expense increased $43 thousand and $60 thousand for the three and six months ended June 30, 2015, respectively, primarily due to higher software maintenance expense.

·

Professional service fees remained relatively flat for the three month period.  For the six months ended June 30, 201, professional service fees increased $20 thousand primarily due to higher internal and external audit expenses associated with Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) testing in 2015.

·

Loan costs decreased $14 thousand for the three months ended June 30, 2015 due to lower appraisal and loan legal expense, partially offset by higher loan property tax expense.  For the six months ended June 30, 2015, loan costs increased $38 thousand due to higher loan property tax expense, mortgage servicing expense, and broker and correspondent fees.

·

OREO expenses decreased $28 thousand and $239 thousand for the three and six months ended June 30, 2015, respectively.  Expenses decreased for the quarterly and six month periods due to lower property tax, maintenance, utility and legal costs to hold these properties.

·

Deposit insurance expense decreased $21 thousand and $16 thousand for the three and six months ended June 30, 2015, respectively, when compared to the same periods in the prior year.  These decreases are due to a lower quarterly assessment resulting from a lower rate as our financial ratios continue to improve.

·	Advertising expense increased $56 thousand and $87 thousand for the three and six months ended June 30, 2015, respectively, due to increased marketing agreements and seasonal events expense.
·	Other expenses increased $119 thousand and $164 thousand for the three and six months ended June 30, 2015, respectively, due to higher director fees.

Income Tax Expense

For the quarter ended June 30, 2015, the Company reported income tax expense of $1.2 million for an effective tax rate of 32.7 percent, compared to an income tax expense of $723 thousand and an effective tax rate of 32.1 percent for the prior year’s quarter.  For the six months ended June 30, 2015 the Company reported income tax expense of $2.2 million for an effective tax rate of 33.5 percent, compared to an income tax expense of $1.4 million and effective tax rate of 32.9 percent for the six months ended June 30, 2014.

Financial Condition at June 30, 2015

Total assets increased $15.5 million or 1.5 percent, to $1.0 billion at June 30, 2015,  when compared to year-end 2014.   This increase was primarily due to increases of $60.0 million in net loans, partially offset by decreases of $39.4 million in cash and cash equivalents and $5.7 million in securities.  Total deposits increased $21.1 million, due to increases of $25.5 million and $22.5 million in time deposits and noninterest-bearing demand deposits, respectively, partially offset by decreases of $16.0 million and $10.9 million in savings deposits and interest-bearing demand deposits.  Borrowed funds decreased $10.0 million over year-end 2014 due to the maturity of a $10.0 million non-repo borrowing during the six months ended June 30, 2015.  There were no changes to subordinated debentures.  Total shareholders’ equity increased $3.6 million over year-end 2014, primarily due to earnings less the dividends paid for the six months ended June 30, 2015.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $55.8 million at June 30, 2015, a decrease of $4.3 million or 7.2 percent, compared to $60.1 million at December 31, 2014.  This net decrease was the result of:

-	$4.4 million in principal payments and maturities,
-	$500 thousand on the sale of a corporate bond, net of gain,
-	$228 thousand in net amortization of premiums,
-

$167 thousand of depreciation in the market value of the portfolio.  At June 30, 2015, the portfolio had net unrealized gains of $68 thousand compared to net unrealized gains of $235 thousand at December 31, 2014.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive gains, partially offset by

-	$1.0 million for the purchase of one agency security.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.2 years at June 30, 2015 and 4.0 years at December 31, 2014.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $18.6 million at June 30, 2015, a decrease of $1.4 million or 7.0 percent, from year-end 2014.  This decrease was the result of:

-	$1.3 million in principal payments and maturities and
-	$51 thousand in net amortization of premiums

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.8 years and 6.4 years at June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015 and December 31, 2014, the fair value of HTM securities was $18.7 million and $20.3 million, respectively.

The average balance of taxable securities amounted to $65.4 million for the six months ended June 30, 2015, compared to $89.2 million for the same period in 2014.  The average yield earned on taxable securities decreased 56 basis points, to 2.31 percent for the six months ended June 30, 2015, from 2.87 percent for the same period in the prior year.  This decrease was due to paydowns and maturities of higher yielding securities.  The average balance of tax-exempt securities amounted to $11.9 million for the six months ended June 30, 2015, compared to $15.7 million for the same period in 2014.  The average yield earned on tax-exempt securities decreased 9 basis points, to 3.59 percent for the six months ended June 30, 2015, from 3.68 percent for the same period in 2014.

Securities with a carrying value of $19.5 million and $50.4 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  The decrease in pledged securities was due to the FHLB issuing a letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  For additional information on amounts pledged to secure Government deposits at June 30, 2015, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at June 30, 2015.

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

Total loans increased $59.9 million or 7.9 percent to $821.7 million at June 30, 2015, compared to $761.8 million at year-end 2014.  Commercial loans, residential mortgages, consumer loans, and SBA loans increased $26.4 million, $22.4 million, $10.8 million, and $5.5 million, respectively, partially offset by a decline of $5.2 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$39,663	4.8%	$40,401	5.3%
SBA 504 loans	29,125	3.5	34,322	4.5
Commercial loans	428,371	52.2	401,949	52.7
Residential mortgage loans	243,259	29.6	220,878	29.0
Consumer loans	69,910	8.5	59,096	7.8
Total loans held for investment	810,328	98.6	756,646	99.3
SBA loans held for sale	11,368	1.4	5,179	0.7
Total loans	$821,696	100.0%	$761,825	100.0%

Average loans increased $108.7 million or 15.9 percent to $793.4 million for the six months ended June 30, 2015 from  $684.7 million for the same period in 2014.  The increase in average loans was due to increases in residential mortgages, commercial loans, and consumer loans, partially offset by a decline in SBA 7(a) loans and SBA 504 loans.  The yield on the overall loan portfolio remained flat at 4.86 percent for the six months ended June 30, 2015 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $11.4 million at June 30, 2015, an increase of $6.2 million from $5.2 million at December 31, 2014.   SBA 7(a) loans held to maturity amounted to $39.7 million at June 30, 2015, a decrease of $738 thousand from $40.4 million at December 31, 2014.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.41 percent for the six months ended June 30, 2015, compared to 4.51 percent in the prior year.  The increase in the yield between the six months ended June 30, 2015 versus the same period in 2014 was attributable to an increase in performing loans in this category.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $80.8 million and $92.2 million in SBA loans were sold but serviced by the Company at June 30, 2015 and December 31, 2014, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At June 30, 2015, SBA 504 loans totaled $29.1 million, a decrease of $5.2 million from $34.3 million at December 31, 2014.  The yield on SBA 504 loans decreased 49 basis points to 4.58 percent for the six months ended June 30, 2015, from 5.07 percent for the same period in 2014.  The decrease in yield was caused by an increase in nonaccrual SBA 504 loans.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $428.4 million at June 30, 2015, an increase of $26.4 million from year-end 2014.  The yield on commercial loans was 5.03 percent for the six months ended June 30, 2015, compared to 5.13 percent for the same period in 2014.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $243.3 million at June 30, 2015,  an increase of $22.4 million from year-end 2014.  Sales of mortgage loans totaled $42.2 million for the six months ended June 30, 2015.  Approximately, $9.0 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.55 percent for the six months ended June 30, 2015, compared to 4.49 percent for the same period in 2014.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $69.9 million, an increase of $10.8 million from year-end 2014.  The yield on consumer loans was 4.58 percent for the six months ended June 30, 2015, compared to 4.47 percent for the same period in 2014.

There are no concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio and no foreign loans in the portfolio.  As a preferred SBA lender, a portion of the SBA portfolio is to borrowers outside the Company’s market area.  During late 2008, the Company withdrew from SBA lending outside of its primary trade area, but continues to offer SBA loan products as an additional credit product within its primary trade area.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At June 30, 2015 and December 31, 2014,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

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

At June 30, 2015, there were eight loans totaling $6.2 million that were classified as TDRs by the Company and deemed impaired, compared to eight such loans totaling $6.5 million at December 31, 2014.  Nonperforming loans included $2.8 million of TDRs as of June 30, 2015, compared to $3.0 million at December 31, 2014.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the business showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$426	$188	$614	$441	$295	$736
SBA 504 loans	1,739	-	1,739	1,769	-	1,769
Commercial real estate	1,195	2,655	3,850	1,338	2,665	4,003
Total	$3,360	$2,843	$6,203	$3,548	$2,960	$6,508

Through June 30, 2015, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.  The following table shows the types of modifications done to date by class through June 30, 2015:

	June 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$10	$-	$-	$10
Interest only with reduced interest rate	-	-	2,654	2,654
Interest only with nominal principal	22	-	-	22
Interest with extra principal	-	-	974	974
Previously modified back to original terms	582	1,739	222	2,543
Total TDRs	$614	$1,739	$3,850	$6,203

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonperforming by category:
SBA loans held for investment (1)	$1,715	$3,348	$5,113
SBA 504 loans	276	2,109	433
Commercial loans	4,191	4,721	1,325
Residential mortgage loans	1,759	645	4,134
Consumer loans	896	545	924
Total nonperforming loans (2)	$8,837	$11,368	$11,929
OREO	2,265	1,162	1,115
Total nonperforming assets	$11,102	$12,530	$13,044
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$-	$161	$-
Commercial loans	-	7	-
Residential mortgage loans	273	722	-
Total past due 90 days or more and still accruing interest	$273	$890	$-
Nonperforming loans to total loans	1.08%	1.49%	1.68%
Nonperforming loans and TDRs to total loans (3)	1.48	1.96	2.67
Nonperforming assets to total loans and OREO	1.35	1.64	1.84
Nonperforming assets to total assets	1.08	1.24	1.40
(1) Guaranteed SBA loans included above	$267	$1,569	$2,305
(2) Nonperforming TDRs included above	2,843	2,960	741
(3) Performing TDRs	3,360	3,548	6,965

Nonperforming loans were $8.8 million at June 30, 2015, a $2.6 million decrease from $11.4 million at year-end 2014 and a $3.1 million decrease from $11.9 million at June 30, 2014.  Since year-end 2014, nonperforming loans in the SBA, SBA 504 and commercial loan segments decreased, partially offset by an increase in residential mortgage and consumer loan segments.  Included in nonperforming loans at June 30, 2015 are approximately $267 thousand of loans guaranteed by the SBA, compared to $1.6 million at December 31, 2014 and $2.3 million at June 30, 2014.  In addition, there were $273 thousand in loans past due 90 days or more and still accruing interest at June 30, 2015, compared to $890 thousand and zero at December 31, 2014 and June 30, 2014, respectively.

OREO properties totaled $2.3 million at June 30, 2015, an increase of $1.1 million from $1.2 million at year-end 2014 and a $1.2 million increase from $1.1 million at June 30, 2014.  During the six months ended June 30, 2015, the Company took title to four new properties valued at $2.2 million that resulted in a charge to the allowance of $350 thousand.  Five OREO properties were sold, resulting in net losses of $22 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $3.1 million at June 30, 2015, a decrease of $370 thousand from $3.5 million at December 31, 2014.  The decrease is due to the deletion of five loans totaling $1.5 million as well as the payoff of a loan totaling $1.6 million, offset by the addition of two loans totaling $2.8 million.

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

The allowance for loan losses totaled $12.4 million at June 30, 2015, compared to $12.6 million and $12.9 million at December 31, 2014 and June 30, 2014, respectively, with resulting allowance to total loan ratios of 1.51 percent, 1.65 percent, and 1.81 percent, respectively. Net charge-offs amounted to $347 thousand for the six months ended June 30, 2015, compared to $1.4 million for the same period in 2014. Net (recoveries) charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2015	2014	2015	2014
Balance, beginning of period	$12,181	$12,807	$12,551	$13,141
Provision for loan losses charged to expense	-	550	200	1,150
Less: Chargeoffs
SBA loans held for investment	6	199	135	253
SBA 504 loans	-	-	589	92
Commercial loans	147	134	247	588
Residential mortgage loans	-	5	-	177
Consumer loans	7	203	37	382
Total chargeoffs	160	541	1,008	1,492
Add: Recoveries
SBA loans held for investment	2	10	40	18
Commercial loans	370	31	571	40
Residential mortgage loans	10	-	49	-
Consumer loans	1	1	1	1
Total recoveries	383	42	661	59
Net (recoveries) chargeoffs	(223)	499	347	1,433
Balance, end of period	$12,404	$12,858	$12,404	$12,858
Selected loan quality ratios:
Net (recoveries) chargeoffs to average loans:
SBA loans held for investment	0.03%	1.40%	0.40%	0.87%
SBA 504 loans	-	-	3.78	0.56
Commercial loans	(0.21)	0.11	(0.16)	0.30
Residential mortgage loans	(0.02)	0.01	(0.04)	0.19
Consumer loans	0.04	1.70	0.11	1.64
Total loans	(0.11)	0.29	0.09	0.42
Allowance to total loans	1.51	1.81	1.51	1.81
Allowance to nonperforming loans	140.36	107.79	140.36	107.79

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At June 30, 2015, a $193 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $151 thousand commitment reserve at December 31, 2014.

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

Total deposits increased $21.1 million to $815.4 million at June 30, 2015, from $794.3 million at December 31, 2014.  This increase in deposits was due to increases of $25.5 million in time deposits and $22.5 million in noninterest bearing demand deposits, partially offset by decreases of $16.0 million in savings deposits and $10.9 million in interest-bearing demand deposits.  The increase in time deposits was primarily due to new CD promotions.  The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships.

The Company’s deposit composition at June 30, 2015, consisted of 34.8 percent savings deposits, 29.2 percent time deposits, 21.5 percent noninterest-bearing demand deposits and 14.5 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $130.5 million and $140.5 million at June 30, 2015 and December 31, 2014, respectively, and are broken down in the following table:

(In thousands)	June 30, 2015	December 31, 2014
FHLB borrowings:
Fixed rate advances	$50,000	$60,000
Overnight advances	50,000	50,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465
Total borrowed funds and subordinated debentures	$130,465	$140,465

In June 2015, the FHLB issued a $21 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

At June 30, 2015, the Company had $42.2 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages or investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2015, is a decline of 1.08 percent in a rising-rate environment and a decrease of 0.66 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2015 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2014, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.73 percent in a rising-rate environment and a decrease of 1.03 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At June 30, 2015, the balance of cash and cash equivalents was $90.4 million, a decrease of $39.4 million from December 31, 2014.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities used $93 thousand and provided $3.6 million in net cash for the six months ended June 30, 2015 and 2014, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $49.9 million and $14.8 million in net cash for the six months ended June 30, 2015 and 2014, respectively.  Cash was primarily used to fund new loans, partially offset by cash inflows from sales, maturities and paydowns on securities and proceeds from the sale of OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $55.6 million and $59.9 million at June 30, 2015 and December 31, 2014, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $12.8 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $11.4 million and $5.2 million at June 30, 2015 and December 31, 2014, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $192.7 million to its borrowers as of June 30, 2015, compared to $150.9 million at December 31, 2014.  At June 30, 2015, $112.0 million of these commitments expire within one year, compared to $74.1 million at December 31, 2014.  The Company had $1.5 million in standby letters of credit at both June 30, 2015 and December 31, 2014, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $10.6 million in net cash for the six months ended June 30, 2015, compared to $7.2 million for the same period in the prior year, primarily due to proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of June 30, 2015, deposits included $70.3 million of Government deposits, as compared to $89.8 million at year-end 2014.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $64.6 million of deposits from eleven municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $100.0 million and $110.0 million as of June 30, 2015 and December 31, 2014, respectively.  Third party repurchase agreements totaled $15.0 million as of both June 30, 2015 and December 31, 2014.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At June 30, 2015, pledging provided an additional $42.2 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

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

At June 30, 2015, the Parent Company had $323 thousand in cash and cash equivalents and $210 thousand in investment securities valued at fair market value, compared to $198 thousand in cash and cash equivalents and $197 thousand in investment securities at December 31, 2014.

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

The interim final rule includes new risk-based capital and leverage ratios that will be phased-in from 2015 to 2019 for most state nonmember banks.  The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements.  The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.  The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company and the Bank on January 1, 2015.

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

The Company’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of June 30, 2015
Leverage ratio	$87,667	9.09%	≥ $	38,562	4.00%	N/A	N/A
CET1	72,667	9.39		34,813	4.50	N/A	N/A
Tier 1 risk-based capital ratio	87,667	11.33		46,417	6.00	N/A	N/A
Total risk-based capital ratio	97,374	12.59		61,890	8.00	N/A	N/A
As of December 31, 2014
Leverage ratio	$83,615	8.71%	≥ $	38,405	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	83,615	11.57		28,900	4.00	N/A	N/A
Total risk-based capital ratio	92,691	12.83		57,799	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2015
Leverage ratio	$78,709	8.17%	≥ $	38,537	4.00%	≥ $	48,171	5.00%
CET1	78,709	10.18		34,784	4.50		50,244	6.50
Tier 1 risk-based capital ratio	78,709	10.18		46,379	6.00		61,838	8.00
Total risk-based capital ratio	96,908	12.54		61,838	8.00		77,298	10.00
As of December 31, 2014
Leverage ratio	$74,819	7.80%	≥ $	38,381	4.00%	≥ $	47,976	5.00%
Tier 1 risk-based capital ratio	74,819	10.37		28,874	4.00		43,310	6.00
Total risk-based capital ratio	92,388	12.80		57,747	8.00		72,184	10.00

The following chart compares the risk-based capital required under previous rules to those prescribed under the interim final rule under the phase-in period stated above:

	Treatment at
	December 31, 2014	June 30, 2015
Leverage ratio	4.00%	4.00%
CET1	N/A	4.50%
Additional tier 1	N/A	1.50%
Tier 1 capital ratio	4.00%	6.00%
Tier 2	4.00%	2.00%
Total capital ratio	8.00%	8.00%
Capital conservation buffer	N/A	2.50%

The interim final rule also implements revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital.  The interim final rule also sets forth certain changes for the calculation of risk-weighted assets that the Bank implemented as of January 1, 2015.  The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement.  To meet the requirement when it is fully phased in, common equity Tier 1 capital must be maintained at an amount that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios.  The requirement will be phased in over a four year period, starting January 1, 2016.

At June 30, 2015 and December 31, 2014, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

Shareholders’ Equity

Shareholders’ equity increased  $3.6 million to $73.7 million at June 30, 2015 compared to $70.1 million at December 31, 2014. Items impacting shareholders’ equity included net income of $4.4 million and $249 thousand from the issuance of common stock under employee benefit plans, partially offset by a $575 thousand in accumulated other comprehensive loss related to prior service costs, net of tax, recorded in conjunction with a defined benefit plan discussed in Note 1 and a decrease of $474 thousand due to common stock dividends paid. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three month periods ended June 30, 2015 or 2014.  The Company currently has no plans on repurchasing its common stock.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2015, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  (See Interest Rate Sensitivity in Management's Discussion and Analysis Herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of June 30, 2015 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2014, other than as set forth below.

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

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3Defaults upon Senior Securities - None

ITEM 4Mine Safety Disclosures - N/A

ITEM 5Other Information - None

ITEM 6Exhibits

(a) Exhibits	Description
Exhibit 10.1	Amended and Restated Employment Agreement dated June 4, 2015 by and between the Registrant, the Bank and James A. Hughes (1)
Exhibit 10.2	Supplemental Executive Retirement Plan for James A. Hughes (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibits 10.1 and 10.2 of current report on Form 8-K filed June 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated: August 12, 2015	/s/ Alan J. Bedner, Jr.
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