Form 10-Q
period 2015-09-30
UNITY BANCORP INC /NJ/
filed 2015-11-06
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2015 common stock, no par value: 8,428,865 shares outstanding.

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$21,863	$29,351
Federal funds sold and interest-bearing deposits	66,994	100,470
Cash and cash equivalents	88,857	129,821
Securities:
Securities available for sale	53,470	60,073
Securities held to maturity (fair value of $18,147 and $20,281, respectively)	18,022	20,009
Total securities	71,492	80,082
Loans:
SBA loans held for sale	13,937	5,179
SBA loans held for investment	39,728	40,401
SBA 504 loans	29,221	34,322
Commercial loans	442,970	401,949
Residential mortgage loans	255,447	220,878
Consumer loans	74,257	59,096
Total loans	855,560	761,825
Allowance for loan losses	(12,421)	(12,551)
Net loans	843,139	749,274
Premises and equipment, net	15,297	15,231
Bank owned life insurance ("BOLI")	13,285	13,001
Deferred tax assets	6,107	5,860
Federal Home Loan Bank ("FHLB") stock	4,510	6,032
Accrued interest receivable	3,704	3,518
Other real estate owned ("OREO")	1,759	1,162
Goodwill and other intangibles	1,516	1,516
Other assets	3,045	3,291
Total assets	$1,052,711	$1,008,788
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$175,298	$152,785
Interest-bearing demand	123,984	128,875
Savings	299,017	300,348
Time, under $100,000	124,348	113,119
Time, $100,000 and over, under $250,000	115,912	81,532
Time, $250,000 and over	27,688	17,682
Total deposits	866,247	794,341
Borrowed funds	90,000	125,000
Subordinated debentures	15,465	15,465
Accrued interest payable	460	474
Accrued expenses and other liabilities	4,474	3,385
Total liabilities	976,646	938,665
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	59,205	58,785
Retained earnings	17,270	11,195
Accumulated other comprehensive (loss) income	(410)	143
Total shareholders' equity	76,065	70,123
Total liabilities and shareholders' equity	$1,052,711	$1,008,788

Issued and outstanding common shares	8,429	8,388

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$11	$12	$26	$31
FHLB stock	36	40	117	127
Securities:
Taxable	349	461	1,100	1,740
Tax-exempt	71	81	213	275
Total securities	420	542	1,313	2,015
Loans:
SBA loans	696	636	1,980	1,863
SBA 504 loans	353	419	1,068	1,251
Commercial loans	5,378	4,926	15,720	14,264
Residential mortgage loans	2,811	2,327	8,108	6,438
Consumer loans	849	589	2,322	1,628
Total loans	10,087	8,897	29,198	25,444
Total interest income	10,554	9,491	30,654	27,617
INTEREST EXPENSE
Interest-bearing demand deposits	108	98	317	318
Savings deposits	255	216	789	586
Time deposits	839	725	2,250	2,062
Borrowed funds and subordinated debentures	730	820	2,289	2,426
Total interest expense	1,932	1,859	5,645	5,392
Net interest income	8,622	7,632	25,009	22,225
Provision for loan losses	200	550	400	1,700
Net interest income after provision for loan losses	8,422	7,082	24,609	20,525
NONINTEREST INCOME
Branch fee income	399	388	1,118	1,106
Service and loan fee income	306	292	1,068	872
Gain on sale of SBA loans held for sale, net	308	295	671	633
Gain on sale of mortgage loans, net	926	263	1,957	816
BOLI income	95	400	284	593
Net security gains	-	-	28	378
Other income	241	215	683	621
Total noninterest income	2,275	1,853	5,809	5,019
NONINTEREST EXPENSE
Compensation and benefits	3,814	3,214	10,767	9,553
Occupancy	598	604	1,871	1,882
Processing and communications	631	667	1,841	1,847
Furniture and equipment	393	377	1,189	1,112
Professional services	251	159	729	617
Loan costs	265	225	647	569
OREO expenses	15	71	117	414
Deposit insurance	163	166	496	515
Advertising	203	291	728	729
Other expenses	519	467	1,619	1,406
Total noninterest expense	6,852	6,241	20,004	18,644
Income before provision for income taxes	3,845	2,694	10,414	6,900
Provision for income taxes	1,294	808	3,496	2,193
Net income	$2,551	$1,886	$6,918	$4,707

Net income per common share - Basic	$0.30	$0.24	$0.82	$0.61
Net income per common share - Diluted	$0.30	$0.24	$0.81	$0.61

Weighted average common shares outstanding - Basic	8,427	7,847	8,423	7,680
Weighted average common shares outstanding - Diluted	8,536	7,946	8,524	7,765
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2015			September 30, 2014
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$3,845	$1,294	$2,551	$2,694	$808	$1,886
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	14	5	9	(19)	(7)	(12)
Total unrealized gains (losses) on securities available for sale	14	5	9	(19)	(7)	(12)

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	8	13	-	-	-
Total adjustments related to defined benefit plan	21	8	13	-	-	-

Total other comprehensive income (loss)	35	$13	$22	(19)	$(7)	$(12)
Total comprehensive income	$3,880	$1,307	$2,573	$2,675	$801	$1,874

	For the nine months ended
	September 30, 2015			September 30, 2014
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$10,414	$3,496	$6,918	$6,900	$2,193	$4,707
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(125)	(50)	(75)	1,152	423	729
Less: reclassification adjustment for gains on securities included in net income	28	10	18	378	120	258
Total unrealized (losses) gains on securities available for sale	(153)	(60)	(93)	774	303	471

Adjustments related to defined benefit plan:
Initial recognition of prior service cost	(830)	(332)	(498)	-	-	-
Amortization of prior service cost	63	25	38	-	-	-
Total adjustments related to defined benefit plan	(767)	(307)	(460)	-	-	-

Total other comprehensive (loss) income	(920)	$(367)	$(553)	774	$303	$471
Total comprehensive income	$9,494	$3,129	$6,365	$7,674	$2,496	$5,178

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2015 and 2014

(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss) income	shareholders' equity
Balance, December 31, 2014	8,388	$58,785	$11,195	$143	$70,123
Net income			6,918		6,918
Other comprehensive loss, net of tax				(553)	(553)
Dividends on common stock ($0.10 per share)		55	(843)		(788)
Common stock issued and related tax effects (1)	41	365			365
Balance, September 30, 2015	8,429	$59,205	$17,270	$(410)	$76,065

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2013	7,577	$52,051	$5,598	$(476)	$57,173
Net income			4,707		4,707
Other comprehensive income, net of tax				471	471
Dividends on common stock ($0.07 per share)		37	(554)		(517)
Common stock issued and related tax effects (1)	32	389			389
Proceeds from rights offering	761	6,161			6,161
Balance, September 30, 2014	8,370	$58,638	$9,751	$(5)	$68,384

(1)

Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2015	2014
OPERATING ACTIVITIES:
Net income	$6,918	$4,707
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Provision for loan losses	400	1,700
Net amortization of purchase premiums and discounts on securities	409	420
Depreciation and amortization	493	902
Deferred income tax expense	171	384
Net security gains	(28)	(378)
Stock compensation expense	343	306
(Gain) loss on sale of OREO	(3)	138
Gain on sale of mortgage loans held for sale, net	(1,444)	(676)
Gain on sale of SBA loans held for sale, net	(671)	(633)
Origination of mortgage loans held for sale	(77,911)	(45,066)
Origination of SBA loans held for sale	(16,008)	(8,758)
Proceeds from sale of mortgage loans held for sale, net	79,355	45,742
Proceeds from sale of SBA loans held for sale, net	7,539	7,034
BOLI income	(284)	(593)
Net change in other assets and liabilities	360	(32)
Net cash (used in) provided by operating activities	(361)	5,197
INVESTING ACTIVITIES
Purchases of securities held to maturity	(264)	(309)
Purchases of securities available for sale	(1,002)	(9,947)
Purchases of FHLB stock, at cost	(10,538)	(6,318)
Maturities and principal payments on securities held to maturity	2,181	5,793
Maturities and principal payments on securities available for sale	6,614	7,909
Proceeds from sales of securities available for sale	528	17,919
Proceeds from redemption of FHLB stock	12,060	6,803
Proceeds from sale of OREO	1,598	2,974
Net increase in loans	(87,062)	(69,673)
Proceeds from BOLI	-	435
Purchases of premises and equipment	(836)	(526)
Net cash used in investing activities	(76,721)	(44,940)
FINANCING ACTIVITIES
Net increase in deposits	71,906	43,222
Proceeds from new borrowings	25,000	25,000
Repayments of borrowings	(60,000)	(32,000)
Proceeds from exercise of stock options	-	62
Proceeds from rights offering	-	6,161
Dividends on common stock	(788)	(517)
Net cash provided by financing activities	36,118	41,928
(Decrease) increase in cash and cash equivalents	(40,964)	2,185
Cash and cash equivalents, beginning of period	129,821	99,404
Cash and cash equivalents, end of period	$88,857	$101,589

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$5,659	$5,370
Income taxes paid	3,289	1,519
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	84	83
Capitalization of servicing rights	754	326
Transfer of loans to OREO	2,194	4,317

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2015

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2015 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2014	418,921	$6.76	5.5	$1,257,968
Options granted	40,000	9.12
Options exercised	(525)	7.31
Options cancelled	-	-
Outstanding at September 30, 2015	458,396	$6.96	5.2	$1,409,078
Exercisable at September 30, 2015	361,901	$6.63	4.2	$1,254,993

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2015, 1,920,529 shares have been reserved for issuance upon the exercise of options, 458,396 option grants are outstanding, and 1,252,548 option grants have been exercised, forfeited or expired, leaving 209,585 shares available for grant.

The fair values of the options granted during the three and nine months ended September 30, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Number of options granted	-	-	40,000	41,000
Weighted average exercise price	$-	$-	$9.12	$7.90
Weighted average fair value of options	$-	$-	$3.82	$3.03
Expected life in years (1)	-	-	6.69	5.40
Expected volatility (2)	-%	-%	46.76%	45.05%
Risk-free interest rate (3)	-%	-%	1.80%	1.52%
Dividend yield (4)	-%	-%	1.33%	1.02%
(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Number of options exercised	525	-	525	19,950
Total intrinsic value of options exercised	$1,302	$-	$1,302	$67,417
Cash received from options exercised	-	-	-	62,445
Tax deduction realized from options exercised	520	-	520	26,926

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	89,000	3.5	$3.85	89,000	$3.85
4.01 - 7.00	166,500	5.9	6.15	150,667	6.16
7.01 - 10.00	155,450	6.2	7.97	79,788	7.46
10.01 - 13.00	47,446	2.2	12.36	42,446	12.60
Total	458,396	5.2	$6.96	361,901	$6.63

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2015 and 2014 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Compensation expense	$39,489	$36,564	$108,479	$120,961
Income tax benefit	15,772	14,604	43,326	48,312

As of September 30, 2015, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $233 thousand.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2015:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2014	77,750	$7.24
Granted	36,800	9.30
Vested	(10,875)	6.77
Forfeited	(2,000)	9.81
Nonvested restricted stock at September 30, 2015	101,675	$7.96

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2015,  471,551 shares of restricted stock were reserved for issuance, of which 179,700 shares are available for grant.

Restricted stock awards granted during the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Number of shares granted	2,000	-	36,800	11,000
Average grant date fair value	$9.81	$-	$9.30	$7.92

Compensation expense related to restricted stock for the three and nine months ended September 30, 2015 and 2014 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Compensation expense	$76,950	$63,239	$234,460	$184,889
Income tax benefit	30,734	25,258	93,643	73,845

As of September 30, 2015, there was approximately $596 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

Upon separation from service after age 66, the President and CEO will be entitled to an annual benefit in the amount of $156,000 payable in fifteen annual installments subject to annual 2% increases.  The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and shall vest an additional 3% each year until fully vested on January 1, 2024.  In the event that the President and CEO’s separation from service from the Registrant were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service.

Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntary terminated for reasons other than “cause” or the President and CEO resigns for “good reason”, as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a positions that is not a “Comparable Position”, as such is also defined in the SERP, the President and CEO shall become 100% vested in the full retirement benefit.

No contributions or payments have been made or are anticipated for the year 2015. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine month periods ended September 30, 2015:

(In thousands)	For the three months ended	For the nine months ended
Components of net periodic benefits cost:	September 30, 2015	September 30, 2015
Service cost	$15	$44
Interest cost	9	26
Amortization of prior service cost	21	62
Net periodic benefit cost	$45	$132

Other-Than-Temporary Impairment

The Company has a process in place to identify securities that could potentially incur credit impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a forecasted period of time that allows for the recovery in value.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$2,551	$1,886	$6,918	$4,707
Weighted average common shares outstanding - Basic	8,427	7,847	8,423	7,680
Plus: Potential dilutive common stock equivalents	109	99	101	85
Weighted average common shares outstanding - Diluted	8,536	7,946	8,524	7,765
Net income per common share - Basic	$0.30	$0.24	$0.82	$0.61
Net income per common share - Diluted	0.30	0.24	0.81	0.61
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	87	120	132	115

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

For the quarter ended September 30, 2015, the Company reported income tax expense of $1.3 million for an effective tax rate of 33.7 percent, compared to an income tax expense of $808 thousand and an effective tax rate of 30.0 percent for the prior year’s quarter.  For the nine months ended September 30, 2015, the Company reported income tax expense of $3.5 million for an effective tax rate of 33.6 percent, compared to an income tax expense of $2.2 million and effective tax rate of 31.8 percent for the nine months ended September 30, 2014.  Income for the quarter ended September 30, 2014 included tax-exempt income from a death benefit on BOLI.  Excluding this death benefit income the effective tax rate would have been 33.9 percent and 33.3 percent for the three and nine month periods, respectively.

The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2015 or 2014.  The Company did not have an accrual for uncertain tax positions as of September 30, 2015 or December 31, 2014, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2011 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014, net of tax:

	For the three months ended September 30,
	2015			2014
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive (loss) income	Net unrealized (losses) gains on securities	Accumulated other comprehensive (loss) income

Balance at June 30	$41	$(473)	$(432)	$7	$7

Other comprehensive (loss) income before reclassifications	9	-	9	(12)	(12)
Less amounts reclassified from accumulated other comprehensive loss	-	(13)	(13)	-	-
Period change	9	13	22	(12)	(12)
Balance at September 30	$50	$(460)	$(410)	$(5)	$(5)

	For the nine months ended September 30,
	2015			2014
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive (loss) income	Net unrealized (losses) gains on securities	Accumulated other comprehensive (loss) income

Balance at January 1	$143	$-	$143	$(476)	$(476)

Other comprehensive (loss) income before reclassifications	(75)	(498)	(573)	729	729
Less amounts reclassified from accumulated other comprehensive loss	18	(38)	(20)	258	258
Period change	(93)	(460)	(553)	471	471
Balance at September 30	$50	$(460)	$(410)	$(5)	$(5)

Amounts reclassified out of accumulated other comprehensive income were as follows:

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income is presented
(In thousands)	For the three months ended September 30,
	2015	2014
Investment securities available for sale:
Reclassification adjustment for gains on securities included in net income	$-	$-	Net security gains
Adjustments related to defined benefit plan:
Amortization of prior service cost included in net periodic pension cost	(21)	-	Compensation and benefits
Effect on accumulated other loss (income) for the period	(21)	-	Total before tax
Income tax benefit (expense)	8	-	Provision for income taxes
Total reclassification for the period	$(13)	$-	Net income

Details about accumulated other comprehensive (loss) income components	Amounts reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income is presented
(In thousands)	For the nine months ended September 30,
	2015	2014
Investment securities available for sale:
Reclassification adjustment for gains on securities included in net income	$28	$378	Net security gains
Adjustments related to defined benefit plan:
Amortization of prior service cost included in net periodic pension cost	(63)	-	Compensation and benefits
Effect on accumulated other loss (income) for the period	(35)	378	Total before tax
Income tax benefit (expense)	15	(120)	Provision for income taxes
Total reclassification for the period	$(20)	$258	Net income

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

As of September 30, 2015, the fair value of the Company's AFS securities portfolio was $53.5 million.  Approximately 53 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $28.2 million at September 30, 2015.  Approximately $27.3 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at September 30, 2015.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2015, as compared to the periods ended December 31, 2014 and September 30, 2014.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$5,404	$-	$5,404
State and political subdivisions	-	10,717	-	10,717
Residential mortgage-backed securities	-	28,188	-	28,188
Corporate and other securities	-	9,161	-	9,161
Total securities available for sale	$-	$53,470	$-	$53,470

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$4,618	$-	$4,618
State and political subdivisions	-	11,132	-	11,132
Residential mortgage-backed securities	-	34,383	-	34,383
Corporate and other securities	-	9,940	-	9,940
Total securities available for sale	$-	$60,073	$-	$60,073

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30,

2015, the valuation allowance for impaired loans was $984 thousand, a decrease of $177 thousand from $1.2 million at December 31, 2014.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,759	$1,759
Impaired collateral-dependent loans	-	-	10,130	10,130

	Fair value at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,162	$1,162
Impaired collateral-dependent loans	-	-	10,996	10,996

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of September 30, 2015 and December 31, 2014 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2015, the Bank had standby letters of credit outstanding of $1.5 million, consistent with December 31, 2014.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2015 and December 31, 2014:

		September 30, 2015		December 31, 2014
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$88,857	$88,857	$129,821	$129,821
Securities (1)	Level 2	71,492	71,617	80,082	80,354
SBA loans held for sale	Level 2	13,937	15,208	5,179	5,655
Loans, net of allowance for loan losses (2)	Level 2	829,202	832,715	744,095	748,093
FHLB stock	Level 2	4,510	4,510	6,032	6,032
Servicing assets	Level 3	1,312	1,312	753	753
Accrued interest receivable	Level 2	3,704	3,704	3,518	3,518
OREO	Level 3	1,759	1,759	1,162	1,162
Financial liabilities:
Deposits	Level 2	866,247	867,491	794,341	794,436
Borrowed funds and subordinated debentures	Level 2	105,465	109,020	140,465	145,333
Accrued interest payable	Level 2	460	460	474	474

(1)

Includes held to maturity (“HTM”) commercial mortgage-backed securities that are considered Level 3.  These securities had book values of $3.9 million and $4.0 million at September 30, 2015 and December 31, 2014, respectively, and market values of $3.8 million and $4.0 million at September 30, 2015 and December 31, 2014, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $10.1 million and $11.0 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,457	$9	$(62)	$5,404	$4,711	$-	$(93)	$4,618
State and political subdivisions	10,686	99	(68)	10,717	11,055	112	(35)	11,132
Residential mortgage-backed securities	27,774	581	(167)	28,188	33,884	646	(147)	34,383
Corporate and other securities	9,471	60	(370)	9,161	10,188	63	(311)	9,940
Total securities available for sale	$53,388	$749	$(667)	$53,470	$59,838	$821	$(586)	$60,073
Held to maturity:
U.S. Government sponsored entities	$4,219	$-	$(78)	$4,141	$4,440	$-	$(124)	$4,316
State and political subdivisions	2,366	187	-	2,553	2,417	277	-	2,694
Residential mortgage-backed securities	6,525	160	(36)	6,649	8,164	211	(29)	8,346
Commercial mortgage-backed securities	3,928	-	(84)	3,844	4,005	13	(53)	3,965
Corporate and other securities	984	-	(24)	960	983	-	(23)	960
Total securities held to maturity	$18,022	$347	$(222)	$18,147	$20,009	$501	$(229)	$20,281

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2015 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$-	-%	$2,025	1.35%	$926	2.08%	$2,453	2.04%	$5,404	1.79%
State and political subdivisions	39	6.43	1,052	2.80	6,072	2.37	3,554	2.56	10,717	2.49
Residential mortgage-backed securities	-	-	1,177	1.85	2,389	2.04	24,622	2.71	28,188	2.61
Corporate and other securities	-	-	2,775	1.13	966	1.04	5,420	1.31	9,161	1.22
Total securities available for sale	$39	6.43%	$7,029	1.56%	$10,353	2.14%	$36,049	2.44%	$53,470	2.27%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$4,219	1.97%	$4,219	1.97%
State and political subdivisions	264	0.75	-	-	-	-	2,102	4.73	2,366	4.29
Residential mortgage-backed securities	-	-	246	4.78	201	4.94	6,078	2.84	6,525	2.98
Commercial mortgage-backed securities	-	-	-	-	-	-	3,928	2.75	3,928	2.75
Corporate and other securities	-	-	-	-	984	2.95	-	-	984	2.95
Total securities held to maturity	$264	0.75%	$246	4.78%	$1,185	3.29%	$16,327	2.84%	$18,022	2.86%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$926	$(3)	$2,468	$(59)	$3,394	$(62)
State and political subdivisions	5	2,745	(68)	-	-	2,745	(68)
Residential mortgage-backed securities	8	3,796	(15)	4,744	(152)	8,540	(167)
Corporate and other securities	10	4,792	(163)	3,789	(207)	8,581	(370)
Total temporarily impaired securities	28	$12,259	$(249)	$11,001	$(418)	$23,260	$(667)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,141	$(78)	$4,141	$(78)
Residential mortgage-backed securities	3	-	-	1,961	(36)	1,961	(36)
Commercial mortgage-backed securities	3	3,844	(84)	-	-	3,844	(84)
Corporate and other securities	1	960	(24)	-	-	960	(24)
Total temporarily impaired securities	9	$4,804	$(108)	$6,102	$(114)	$10,906	$(222)

	December 31, 2014
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	4	$-	$-	$4,590	$(93)	$4,590	$(93)
State and political subdivisions	7	-	-	4,103	(35)	4,103	(35)
Residential mortgage-backed securities	9	6,579	(16)	5,889	(131)	12,468	(147)
Corporate and other securities	7	1,053	(46)	3,736	(265)	4,789	(311)
Total temporarily impaired securities	27	$7,632	$(62)	$18,318	$(524)	$25,950	$(586)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$4,316	$(124)	$4,316	$(124)
Residential mortgage-backed securities	3	-	-	2,586	(29)	2,586	(29)
Commercial mortgage-backed securities	1	-	-	1,822	(53)	1,822	(53)
Corporate and other securities	1	-	-	960	(23)	960	(23)
Total temporarily impaired securities	7	$-	$-	$9,684	$(229)	$9,684	$(229)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2015.  There was no impairment on these securities at December 31, 2014.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2015 or December 31, 2014.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2015 or December 31, 2014.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At September 30, 2015 and December 31, 2014, this category consisted of one single-issuer trust preferred security.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of September 30, 2015 or December 31, 2014.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three and nine months ended September 30, 2015 and 2014 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Available for sale:
Realized gains	$-	$-	$28	$385
Realized losses	-	-	-	(7)
Total securities available for sale	-	-	28	378
Held to maturity:
Realized gains	-	-	-	-
Realized losses	-	-	-	-
Total securities held to maturity	-	-	-	-
Net gains on sales of securities	$-	$-	$28	$378

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There were no gross realized gains or losses for the three months ended September 30, 2015.  For the nine months ended September 30, 2015, there was a gross gain of $28 thousand.

·	For the nine months ended September 30, 2014, the Company sold one corporate bond totaling $500 thousand in book value, resulting in pre-tax gains of approximately $28 thousand.

There were no realized gains or losses for the three months ended September 30, 2014, and there were gross realized gains of $385 thousand for the nine months ended September 30, 2014.  There were no gross realized losses for the three months ended September 30, 2014 and there were gross realized losses of $7 thousand for the nine months ended September 30, 2014. The net realized gains during 2014 were a result of the following:

·

For the nine months ended September 30, 2014, the Company sold approximately $17.5 million in book value of available for sale municipal securities, mortgage-backed securities, asset-backed securities, and corporate bonds, resulting in pre-tax gains of approximately $385 thousand.

Pledged Securities

Securities with a carrying value of $18.3 million and $50.4 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  Securities pledged for Government deposits totaled $0 and $32.1 million at September 30, 2015 and December 31, 2014, respectively.  In June 2015, the FHLB issued a letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.  For additional information on amounts pledged to secure Government deposits at September 30, 2015, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

Note 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
SBA loans held for investment	$39,728	$40,401
SBA 504 loans	29,221	34,322
Commercial loans
Commercial other	45,679	40,607
Commercial real estate	373,427	339,693
Commercial real estate construction	23,864	21,649
Residential mortgage loans	255,447	220,878
Consumer loans
Home equity	43,533	41,451
Consumer other	30,724	17,645
Total loans held for investment	$841,623	$756,646
SBA loans held for sale	13,937	5,179
Total loans	$855,560	$761,825

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

At September 30, 2015, the Company owned $96 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets. Additionally, there were $1.9 million of residential consumer loans in the process of foreclosure.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2015:

	September 30, 2015
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,438	$2,539	$1,751	$39,728
SBA 504 loans	23,823	4,956	442	29,221
Commercial loans
Commercial other	42,132	2,436	1,111	45,679
Commercial real estate	348,381	19,808	5,238	373,427
Commercial real estate construction	23,166	698	-	23,864
Total commercial loans	413,679	22,942	6,349	442,970
Total SBA, SBA 504 and commercial loans	$472,940	$30,437	$8,542	$511,919

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$253,535	$1,912	$255,447
Consumer loans
Home equity		42,774	759	43,533
Consumer other		30,724	-	30,724
Total consumer loans		73,498	759	74,257
Total residential mortgage and consumer loans		$327,033	$2,671	$329,704

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$934	$84	$-	$1,584	$2,602	$37,126	$39,728
SBA 504 loans	-	-	-	276	276	28,945	29,221
Commercial loans
Commercial other	-	15	-	973	988	44,691	45,679
Commercial real estate	430	48	-	5,238	5,716	367,711	373,427
Commercial real estate construction	-	-	-	-	-	23,864	23,864
Residential mortgage loans	2,387	322	272	1,912	4,893	250,554	255,447
Consumer loans
Home equity	356	48	-	759	1,163	42,370	43,533
Consumer other	-	-	-	-	-	30,724	30,724
Total loans held for investment	$4,107	$517	$272	$10,742	$15,638	$825,985	$841,623
SBA loans held for sale	-	-	-	-	-	13,937	13,937
Total loans	$4,107	$517	$272	$10,742	$15,638	$839,922	$855,560

(1)

At September 30, 2015, nonaccrual loans included $2.8 million of TDRs and $225 thousand of loans guaranteed by the SBA.  The remaining $3.3 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2015:

	September 30, 2015
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,159	$596	$-
SBA 504 loans	1,999	1,999	-
Commercial loans
Commercial other	962	962	-
Commercial real estate	2,053	2,053	-
Total commercial loans	3,015	3,015	-
Total impaired loans with no related allowance	6,173	5,610	-

With an allowance:
SBA loans held for investment (1)	1,728	1,184	657
Commercial loans
Commercial other	34	11	11
Commercial real estate	4,309	4,309	316
Total commercial loans	4,343	4,320	327
Total impaired loans with a related allowance	6,071	5,504	984

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,887	1,780	657
SBA 504 loans	1,999	1,999	-
Commercial loans
Commercial other	996	973	11
Commercial real estate	6,362	6,362	316
Total commercial loans	7,358	7,335	327
Total individually evaluated impaired loans	$12,244	$11,114	$984
(1)	Balances are reduced by amount guaranteed by the SBA of $225 thousand at September 30, 2015.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the nine months ended September 30, 2015 and 2014.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2015		2014
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,773	$30	$3,118	$72
SBA 504 loans	2,010	27	3,344	27
Commercial loans
Commercial other	987	35	161	-
Commercial real estate	5,732	37	5,535	44
Commercial real estate construction	-	-	-	23
Total	$10,502	$129	$12,158	$166
(1)	Balances are reduced by the average amount guaranteed by the SBA of $306 thousand and $732 thousand for the three months ended September 30, 2015 and 2014, respectively.

	For the nine months ended September 30,
	2015		2014
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,881	$69	$3,111	$127
SBA 504 loans	2,625	79	2,760	82
Commercial loans
Commercial other	1,059	92	101	2
Commercial real estate	5,096	108	6,607	167
Commercial real estate construction	-	-	97	23
Total	$10,661	$348	$12,676	$401
(1)	Balances are reduced by the average amount guaranteed by the SBA of $458 thousand and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

TDRs of $6.1 million and $6.5 million are included in the impaired loan numbers as of September 30, 2015 and December 31, 2014, respectively.  The decrease was due to principal pay downs. At September 30, 2015, there were specific reserves of $407 thousand on TDRs, $177 thousand on performing TDRs and $230 thousand on nonperforming TDRs. At December 31, 2014, there were specific reserves of $223 thousand on TDRs, $24 thousand on performing TDRs and $199 thousand on nonperforming TDRs. At September 30, 2015, $2.8 million of TDRs were in nonaccrual status, compared to $3.0 million at December 31, 2014. The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three or nine months ended September 30, 2015 and 2014 that were deemed to be TDRs.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or nine months ended September 30, 2015. During 2015, there was one loan modified as a TDR within the previous 12 months where a concession was made and the loan subsequently defaulted at some point during the nine months ended September 30, 2014. In this case, subsequent default is defined as being transferred to nonaccrual status. There were no additional defaults during the previous year to date period.

	For the nine months ended September 30,
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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance decreased during the quarter ended September 30, 2015 to $51 thousand from $105 thousand at December 31, 2014. The decrease in the unallocated was due to improvements in current period charge off percentages offset by a larger loan portfolio requiring a larger general reserve and increased loan volume.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,998	$879	$6,059	$2,545	$756	$167	$12,404
Charge-offs	(86)	-	(10)	(50)	(52)	-	(198)
Recoveries	10	-	5	-	-	-	15
Net (charge-offs) recoveries	(76)	-	(5)	(50)	(52)	-	(183)
Provision for loan losses charged to expense	(11)	(89)	146	186	84	(116)	200
Balance, end of period	$1,911	$790	$6,200	$2,681	$788	$51	$12,421

	For the three months ended September 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,505	$929	$6,282	$2,171	$741	$230	$12,858
Charge-offs	(232)	-	(72)	(201)	(211)	-	(716)
Recoveries	111	-	95	20	-	-	226
Net (charge-offs) recoveries	(121)	-	23	(181)	(211)	-	(490)
Provision for loan losses charged to expense	(102)	(69)	148	371	287	(85)	550
Balance, end of period	$2,282	$860	$6,453	$2,361	$817	$145	$12,918

The following tables detail the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Charge-offs	(220)	(589)	(257)	(50)	(89)	-	(1,205)
Recoveries	49	-	576	49	1	-	675
Net (charge-offs) recoveries	(171)	(589)	319	(1)	(88)	-	(530)
Provision for loan losses charged to expense	199	42	(389)	393	209	(54)	400
Balance, end of period	$1,911	$790	$6,200	$2,681	$788	$51	$12,421

	For the nine months ended September 30, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$2,587	$957	$6,840	$2,132	$573	$52	$13,141
Charge-offs	(485)	(92)	(660)	(378)	(593)	-	(2,208)
Recoveries	129	-	135	20	1	-	285
Net (charge-offs) recoveries	(356)	(92)	(525)	(358)	(592)	-	(1,923)
Provision for loan losses charged to expense	51	(5)	138	587	836	93	1,700
Balance, end of period	$2,282	$860	$6,453	$2,361	$817	$145	$12,918

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$657	$-	$327	$-	$-	$-	$984
Collectively evaluated for impairment	1,254	790	5,873	2,681	788	51	11,437
Total	$1,911	$790	$6,200	$2,681	$788	$51	$12,421
Loan ending balances:
Individually evaluated for impairment	$1,780	$1,999	$7,335	$-	$-	$-	$11,114
Collectively evaluated for impairment	37,948	27,222	435,635	255,447	74,257	-	830,509
Total	$39,728	$29,221	$442,970	$255,447	$74,257	$-	$841,623

	December 31, 2014
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$502	$510	$149	$-	$-	$-	$1,161
Collectively evaluated for impairment	1,381	827	6,121	2,289	667	105	11,390
Total	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Loan ending balances:
Individually evaluated for impairment	$2,220	$3,878	$6,059	$-	$-	$-	$12,157
Collectively evaluated for impairment	38,181	30,444	395,890	220,878	59,096	-	744,489
Total	$40,401	$34,322	$401,949	$220,878	$59,096	$-	$756,646

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2015, a $148 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $151 thousand commitment reserve at December 31, 2014.

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

Note 11.  Subsequent Event

Subsequent to September 30, 2015, the Company accepted an offer from the FHLB to modify the rate and terms of two existing borrowings. A $10 million FHLB advance with a rate of 4.03% with an original maturity of November 2, 2016 will be modified into a 5 year no-call 1 year (callable quarterly) at a rate of 2.02%. Secondly, a $10 million FHLB advance with a rate of 4.19% with an original maturity of December 15, 2016 will be modified into a 5 year no-call 1 year (callable quarterly) at a rate of 2.15%.

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

Earnings Summary

Net income totaled $2.6 million, or $0.30 per diluted share for the three months ended September 30, 2015, a 35 percent increase compared to $1.9 million, or $0.24 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.00% and 13.54%, respectively, compared to 0.82% and 11.89% for the same period a year ago.  The continued improvement in operating results is the product of strategic initiatives, which include expansion of in-market loan and deposit relationships, improving credit quality and core earnings growth.

Third quarter highlights include:

×	12.3% loan growth since year-end 2014 – 25.7% growth in consumer loans, 15.7% growth in residential mortgage loans, and 10.2% growth in commercial loans.
×	14.7% increase in noninterest-bearing demand deposits since year-end 2014.
×	13.0% increase in net interest income compared to the prior year’s quarter due to strong loan growth.
×	Net interest margin of 3.60% this quarter compared to 3.56% in the prior year’s quarter.
×	Improved credit quality metrics and reduced loan loss provision – $307 thousand decrease in net charge-offs compared to the prior year’s quarter and a 9.1% decrease in nonperforming loans.

For the nine months ended September 30, 2015, net income totaled $6.9 million, or $0.81 per diluted share, compared to $4.7 million or $0.61 per diluted share in the prior year’s period.  Return on average assets and average common equity for the nine month periods were 0.95% and 12.69%, respectively, compared to 0.70% and 10.47% for the same period a year ago.

The Company's quarterly and year-to-date performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income per common share - Basic (1)	$0.30	$0.24	$0.82	$0.61
Net income per common share - Diluted (1)	$0.30	$0.24	$0.81	$0.61
Return on average assets	1.00%	0.82%	0.95%	0.70%
Return on average equity (2)	13.54%	11.89%	12.69%	10.47%
Efficiency ratio	62.88%	65.80%	64.97%	69.40%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by average shareholders' equity.

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

During the quarter ended September 30, 2015, tax-equivalent net interest income amounted to $8.7 million, an increase of $986 thousand or 12.9 percent when compared to the same period in 2014.  The net interest margin increased 4 basis points to 3.60 percent for the quarter ended September 30, 2015, compared to 3.56 percent for the same period in 2014.  The net interest spread was 3.39 percent for the third quarter of 2015, a 1 basis point increase compared to the same period in 2014.

During the three months ended September 30, 2015, tax-equivalent interest income was $10.6 million, an increase of $1.1 million or 11.1 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

×

Of the $1.1 million net increase in interest income on a tax-equivalent basis, $1.3 million of the increase was due to increased average earning assets, primarily loans, partially offset by  $268 thousand in reduced interest income due to decreased yields on the security and loan portfolios.

×

The average volume of interest-earning assets increased $99.2 million to $954.4 million for the third quarter of 2015 compared to $855.2 million for the same period in 2014.  This was due primarily to a $119.8 million increase in average loans, primarily commercial and residential mortgage loans, partially offset by a $15.9 million decrease in average investment securities and a $4.3 million decrease in federal funds sold and interest-bearing deposits.

×

The yield on interest-earning assets decreased 3 basis points to 4.40 percent for the three months ended September 30, 2015 when compared to the same period in 2014.  The yield on the loan portfolio decreased 14 basis points to 4.75 percent.

Total interest expense was $1.9 million for the three months ended September 30, 2015, an increase of $73 thousand or 3.9 percent compared to the same period in 2014.  This increase was driven by the increase in average time deposits and increased rates on savings deposits compared to a year ago:

×

Of the $73 thousand increase in interest expense, $55 thousand was due to an increase in the volume of average interest-bearing liabilities, primarily time and savings deposits and $18 thousand was due to increased rates on interest-bearing liabilities.

×

Interest-bearing liabilities averaged $755.4 million for the third quarter of 2015, an increase of $54.3 million or 7.7 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in average time and savings deposits, partially offset by a decrease in borrowed funds and subordinated debentures.

×

The average cost of interest-bearing liabilities decreased 4 basis points to 1.01 percent.   The cost of interest-bearing deposits increased 3 basis points to 0.71 percent for the third quarter of 2015 and the cost of borrowed funds and subordinated debentures decreased 3 basis points to 3.47 percent.

During the nine months ended September 30, 2015, tax-equivalent net interest income amounted to $25.1 million, an increase of $2.8 million or 12.3 percent when compared to the same period in 2014.  The net interest margin increased 11 basis points to 3.65 percent for the nine months ended September 30, 2015, compared to 3.54 percent for the same period in 2014.  The net interest spread was 3.44 percent for the first nine months of 2015, a  7 basis point increase compared to the same period in 2014.

During the nine months ended September 30, 2015, tax-equivalent interest income was $30.8 million, an increase of $3.0 million or 10.8 percent when compared to the same period in the prior year.  This increase was driven by the increase in the balance of average loans:

×

Of the $3.0 million net increase in interest income on a tax-equivalent basis, $3.4 million of the increase was due to increased average earning assets, primarily loans, partially offset by  $442 thousand in reduced interest income due to decreased yields on the security and loan portfolios.

×

The average volume of interest-earning assets increased $76.3 million to $920.5 million for the first nine months of 2015 compared to $844.2 million for the same period in 2014.  This was due primarily to a $112.5 million increase in average loans, primarily residential mortgage and commercial loans, partially offset by a $23.6 million decrease in average investment securities and a $12.2 million decrease in federal funds sold and interest-bearing deposits.

×

The yield on interest-earning assets increased 8 basis points to 4.47 percent for the nine months ended September 30, 2015 when compared to the same period in 2014.  The yield on the loan portfolio decreased 5 basis points to 4.82 percent.

Total interest expense was $5.6 million for the nine months ended September 30, 2015, an increase of $253 thousand or 4.7 percent compared to the same period in 2014.  This increase was driven by the increase in average savings deposits and time deposits, and increased rates on savings deposits compared to a year ago:

×

Of the $253 thousand increase in interest expense, $172 thousand was due to increased rates on interest-bearing liabilities, and $81 thousand was due to an increase in the volume of average interest-bearing liabilities, primarily savings and time deposits.

×

Interest-bearing liabilities averaged $731.9 million for nine months ended September 30, 2015, an increase of $35.5 million or 5.1 percent, compared to the prior year’s period.  The increase in interest-bearing liabilities was a result of an increase in average savings deposits and time deposits, partially offset by a decrease in average interest-bearing demand deposits.

×

The average cost of interest-bearing liabilities increased 1 basis point to 1.03 percent for the nine months ended September 30, 2015.  The cost of interest-bearing deposits increased 4 basis points to 0.69 percent for the nine months ended September 30, 2015 and the cost of borrowed funds and subordinated debentures decreased 1 basis point to 3.49 percent.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$34,465	$11	0.13%	$38,754	$12	0.12%
FHLB stock	3,517	36	4.06	3,948	40	4.02
Securities:
Taxable	61,542	349	2.25	75,685	461	2.44
Tax-exempt	11,612	105	3.59	13,348	119	3.57
Total securities (A)	73,154	454	2.46	89,033	580	2.61
Loans:
SBA loans	53,325	696	5.18	53,400	636	4.76
SBA 504 loans	29,268	353	4.79	34,310	419	4.85
Commercial loans	433,285	5,378	4.92	380,983	4,926	5.13
Residential mortgage loans	254,765	2,811	4.38	201,793	2,327	4.61
Consumer loans	72,641	849	4.64	53,000	589	4.41
Total loans (B)	843,284	10,087	4.75	723,486	8,897	4.89
Total interest-earning assets	$954,420	$10,588	4.40%	$855,221	$9,529	4.43%

Noninterest-earning assets:
Cash and due from banks	24,990			29,873
Allowance for loan losses	(12,619)			(12,980)
Other assets	44,098			44,656
Total noninterest-earning assets	56,469			61,549
Total assets	$1,010,889			$916,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$125,405	$108	0.34%	$116,646	$98	0.33%
Total savings deposits	290,413	255	0.35	271,356	216	0.32
Total time deposits	256,216	839	1.30	221,584	725	1.30
Total interest-bearing deposits	672,034	1,202	0.71	609,586	1,039	0.68
Borrowed funds and subordinated debentures	83,383	730	3.47	91,574	820	3.50
Total interest-bearing liabilities	$755,417	$1,932	1.01%	$701,160	$1,859	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	176,085			148,724
Other liabilities	4,663			3,921
Total noninterest-bearing liabilities	180,748			152,645
Total shareholders' equity	74,724			62,965
Total liabilities and shareholders' equity	$1,010,889			$916,770

Net interest spread		$8,656	3.39%		$7,670	3.38%
Tax-equivalent basis adjustment		(34)			(38)
Net interest income		$8,622			$7,632
Net interest margin			3.60%			3.56%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 34 percent and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$30,657	$26	0.11%	$42,869	$31	0.10%
FHLB stock	3,694	117	4.23	4,028	127	4.22
Securities:
Taxable	64,121	1,100	2.29	84,634	1,740	2.74
Tax-exempt	11,798	315	3.57	14,920	407	3.64
Total securities (A)	75,919	1,415	2.49	99,554	2,147	2.87
Loans:
SBA loans	49,678	1,980	5.33	54,047	1,863	4.60
SBA 504 loans	30,720	1,068	4.65	33,491	1,251	4.99
Commercial loans	420,682	15,720	5.00	371,951	14,264	5.13
Residential mortgage loans	241,675	8,108	4.49	189,365	6,438	4.53
Consumer loans	67,488	2,322	4.60	48,918	1,628	4.45
Total loans (B)	810,243	29,198	4.82	697,772	25,444	4.87
Total interest-earning assets	$920,513	$30,756	4.47%	$844,223	$27,749	4.39%

Noninterest-earning assets:
Cash and due from banks	26,537			25,900
Allowance for loan losses	(12,583)			(13,141)
Other assets	43,637			44,559
Total noninterest-earning assets	57,591			57,318
Total assets	$978,104			$901,541

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$125,216	$317	0.34%	$125,341	$318	0.34%
Total savings deposits	289,445	789	0.36	266,384	586	0.29
Total time deposits	229,512	2,250	1.31	213,339	2,062	1.29
Total interest-bearing deposits	644,173	3,356	0.69	605,064	2,966	0.65
Borrowed funds and subordinated debentures	87,714	2,289	3.49	91,304	2,426	3.50
Total interest-bearing liabilities	$731,887	$5,645	1.03%	$696,368	$5,392	1.02%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	168,852			141,598
Other liabilities	4,463			3,477
Total noninterest-bearing liabilities	173,315			145,075
Total shareholders' equity	72,902			60,098
Total liabilities and shareholders' equity	$978,104			$901,541

Net interest spread		$25,111	3.44%		$22,357	3.37%
Tax-equivalent basis adjustment		(102)			(132)
Net interest income		$25,009			$22,225
Net interest margin			3.65%			3.54%

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

	For the three months ended September 30, 2015 versus September 30, 2014			For the nine months ended September 30, 2015 versus September 30, 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$(2)	$1	$(1)	$(8)	$3	$(5)
FHLB stock	(4)	-	(4)	(10)	-	(10)
Securities	(94)	(32)	(126)	(465)	(267)	(732)
Loans	1,427	(237)	1,190	3,932	(178)	3,754
Total interest income	$1,327	$(268)	$1,059	$3,449	$(442)	$3,007
Interest expense:
Demand deposits	$7	$3	$10	$(1)	$-	$(1)
Savings deposits	16	23	39	54	149	203
Time deposits	114	-	114	156	32	188
Total interest-bearing deposits	137	26	163	209	181	390
Borrowed funds and subordinated debentures	(82)	(8)	(90)	(128)	(9)	(137)
Total interest expense	55	18	73	81	172	253
Net interest income - fully tax-equivalent	$1,272	$(286)	$986	$3,368	$(614)	$2,754
Decrease in tax-equivalent adjustment			4			30
Net interest income			$990			$2,784

Provision for Loan Losses

Provision for loan losses totaled $200 thousand for the three months ended September 30, 2015, compared to $550 thousand for the three months ended September 30,  2014.  For the nine months ended September 30, 2015, the provision for loan losses totaled $400 thousand, compared to $1.7 million for the same period in 2014. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Branch fee income	$399	$388	$1,118	$1,106
Service and loan fee income	306	292	1,068	872
Gain on sale of SBA loans held for sale, net	308	295	671	633
Gain on sale of mortgage loans, net	926	263	1,957	816
BOLI income	95	400	284	593
Net security gains	-	-	28	378
Other income	241	215	683	621
Total noninterest income	$2,275	$1,853	$5,809	$5,019

Our noninterest income consists primarily of branch and loan fee income, gains on the sale of SBA and residential mortgage loans, gains on the sale of securities, and BOLI income.  For the three months ended September 30, 2015, noninterest income increased $422 thousand to $2.3 million, compared to the same period last year.  For the nine months ended September 30, 2015, noninterest income increased $790 thousand to $5.8 million, compared to the same period a year ago.  Quarterly and year-to-date noninterest income increased due to higher gains on the sale of mortgage loans, offset by a decrease in BOLI income from the prior year’s period which included a death benefit.

Changes in our noninterest income for the three and nine months ended September 30, 2015 versus 2014 reflect:

·

For the three months ended September 30, 2015, branch fee income, which consists of deposit service charges and overdraft fees, increased $11 thousand when compared to the same period in 2014, due to high overdraft volume and an increase in commercial analysis service charges.  For the nine months ended September 30, 2015, branch fee income increased $12 thousand when compared to the same period in 2014, for the same reasons applicable to the three month period.

·

For the three and nine months ended September 30, 2015, service and loan fee income increased $14 thousand and $196 thousand, respectively, when compared to the same periods in the prior year. These increases were due to increased loan processing and mortgage application fees.

·

Net gains on SBA loan sales for the three months ended September 30, 2015 amounted to $308 thousand on $3.4 million in sales, compared to net gains on SBA loan sales of $295 thousand on $3.2 million in sales in the same period in the prior year.  For the nine months ended September 30, 2015, net gains on SBA loan sales amounted to $671 thousand on $6.9 million in sales, compared to net gains of $633 thousand on $6.4 million in sales in the same period in the prior year.

·

During the quarter, $57.7 million in residential mortgage loans were originated, of which $35.7 million were sold at a gain of $926 thousand, compared to $40.1 million originated and $16.5 million sold at a gain of $263 thousand during the prior year’s quarter.  For the nine month period, $144.7 million in residential mortgage loans were originated, of which $77.9 million were sold at a gain of $2.0 million, compared to $98.7 million originated and $45.1 million sold at a gain of $816 thousand in the prior year’s period.  All residential mortgage loans originated in 2015 that are held in portfolio for investment are adjustable rate mortgages or fixed rate mortgages with maturities of 15 year or less.

·

For the three and nine months ended September 30, 2015, BOLI income decreased $305 thousand and $309 thousand, respectively, when compared to the same periods in the prior year primarily due to a death benefit included in the prior year.

·

There were no sales of securities for the three months ended September 30, 2015 and 2014.  Net realized gains on securities amounted to $28 thousand and $378 thousand for the nine months ended September 30, 2015 and September 30, 2014, respectively.  For additional information, see Note 7 - Securities.

·

For the three and nine months ended September 30, 2015, other income, which includes check card related income and miscellaneous service charges, increased $26 thousand and $62 thousand, respectively, when compared to the same period in the prior year primarily due to increases in VISA check card interchange fees.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Compensation and benefits	$3,814	$3,214	$10,767	$9,553
Occupancy	598	604	1,871	1,882
Processing and communications	631	667	1,841	1,847
Furniture and equipment	393	377	1,189	1,112
Professional services	251	159	729	617
Loan costs	265	225	647	569
OREO expenses	15	71	117	414
Deposit insurance	163	166	496	515
Advertising	203	291	728	729
Other expenses	519	467	1,619	1,406
Total noninterest expense	$6,852	$6,241	$20,004	$18,644

Noninterest expense increased $611 thousand to $6.9 million for the three months ended September 30, 2015, while year-to-date expenses increased $1.4 million to $20.0 million.  The majority of the increase in each period was due to higher compensation and benefits expense.

Changes in noninterest expense for the three and nine months ended September 30, 2015 versus 2014 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $600 thousand and $1.2 million for the three and nine months ended September 30, 2015, respectively.  Expenses have increased over the past twelve months due to increased head count in loan origination and support staff.  In addition, mortgage commission expense increased due to the larger volume of mortgages originated and benefits expense increased due to the addition of a SERP for our CEO.

·

Occupancy expense remained relatively flat for the quarter-to-date period.  For the nine months ended September 30, 2015 occupancy expense decreased $11 thousand primarily due to lower landscaping expense.

·

Processing and communications expenses decreased $36 thousand and $6 thousand for the three and nine months ended September 30, 2015, respectively, primarily due to decreased bill pay expense in both periods.

·	Furniture and equipment expense increased $16 thousand and $77 thousand for the three and nine months ended September 30, 2015, respectively, primarily due to higher software maintenance expense.

·

Professional service fees increased $92 thousand and $112 thousand for the three and nine months ended September 30, 2015, respectively, due to audit expenses related to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) testing as the Bank exceeded $1 billion in assets.

·

Loan costs increased $40 thousand and $78 thousand for the three and nine months ended September 30, 2015, respectively.  The quarter-to-date increase was primarily due to higher forced place insurance, and the year-to-date increase was due to higher loan property tax expense and mortgage servicing expense.

·

OREO expenses decreased $56 thousand and $297 thousand for the three and nine months ended September 30, 2015, respectively.  Expenses decreased for the quarterly and nine month periods due to lower property tax, maintenance, utility and legal costs to hold these properties.

·

Deposit insurance expense decreased $3 thousand and $19 thousand for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in the prior year.  These decreases are due to a lower quarterly assessment resulting from a lower rate as our financial ratios continue to improve.

·	Advertising expense decreased $88 thousand for the three months ended September 30, 2015, due to decreased marketing expense. Advertising expense remained relatively flat for the year-to-date period.
·	Other expenses increased $52 thousand and $213 thousand for the three and nine months ended September 30, 2015, respectively, due to higher director fees.

Income Tax Expense

For the quarter ended September 30, 2015, the Company reported income tax expense of $1.3 million for an effective tax rate of 33.7 percent, compared to an income tax expense of $808 thousand and an effective tax rate of 30.0 percent for the prior year’s quarter.  For the nine months ended September 30, 2015 the Company reported income tax expense of $3.5 million for an effective tax rate of 33.6 percent, compared to an income tax expense of $2.2 million and effective tax rate of 31.8 percent for the nine months ended September 30, 2014.

Financial Condition at September 30, 2015

Total assets increased $43.9 million or 4.4 percent, to $1.1 billion at September 30, 2015,  when compared to year-end 2014.   This increase was primarily due to increases of $93.9 million in net loans, partially offset by decreases of $41.0 million in cash and cash equivalents and $8.6 million in securities.  Total deposits increased $71.9 million, due to increases of $55.6 million and $22.5 million in time deposits and noninterest-bearing demand deposits, respectively, partially offset by decreases of $4.9 million and $1.3 million in interest-bearing demand deposits and savings deposits.  Borrowed funds decreased $35.0 million due to an overnight borrowing at September 30, 2015 of $25.0 million compared to $50.0 million at year-end 2014 and the maturity of a $10.0 million non-repo borrowing during the nine months ended September 30, 2015.  There were no changes to subordinated debentures.  Total shareholders’ equity increased $5.9 million over year-end 2014, primarily due to earnings less the dividends paid for the nine months ended September 30, 2015.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $53.5 million at September 30, 2015, a decrease of $6.6 million or 11.0 percent, compared to $60.1 million at December 31, 2014.  This net decrease was the result of:

-	$6.6 million in principal payments and maturities,
-	$500 thousand on the sale of a corporate bond, net of gain,
-	$339 thousand in net amortization of premiums,
-

$153 thousand decline in the market value of the portfolio.  At September 30, 2015, the portfolio had net unrealized gains of $82 thousand compared to net unrealized gains of $235 thousand at December 31, 2014.  These net unrealized gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive gains, partially offset by

-	$1.0 million for the purchase of one agency security.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.9 years and 4.0 years at September 30, 2015 and December 31, 2014, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $18.0 million at September 30, 2015, a decrease of $2.0 million or 9.9 percent, from year-end 2014.  This decrease was the result of:

-	$2.2 million in principal payments and maturities and
-	$70 thousand in net amortization of premiums, partially offset by
-	$264 thousand for the purchase of one bond anticipation note.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.5 years and 6.4 years at September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 and December 31, 2014, the fair value of HTM securities was $18.1 million and $20.3 million, respectively.

The average balance of taxable securities amounted to $64.1 million for the nine months ended September 30, 2015, compared to $84.6 million for the same period in 2014.  The average yield earned on taxable securities decreased 45 basis points, to 2.29 percent for the nine months ended September 30, 2015, from 2.74 percent for the same period in the prior year.  This decrease was due to sales, paydowns, and maturities of higher yielding securities.  The average balance of tax-exempt securities amounted to $11.8 million for the nine months ended September 30, 2015, compared to $14.9 million for the same period in 2014.  The average yield earned on tax-exempt securities decreased 7 basis points, to 3.57 percent for the nine months ended September 30, 2015, from 3.64 percent for the same period in 2014.

Securities with a carrying value of $18.3 million and $50.4 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  The decrease in pledged securities was due to the FHLB issuing a letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, thereby reducing the Bank’s obligation to pledge securities to secure certain public deposits.  For additional information on amounts pledged to secure Government deposits at September 30, 2015, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at September 30, 2015.

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

Total loans increased $93.7 million or 12.3 percent to $855.6 million at September 30, 2015, compared to $761.8 million at year-end 2014.  Commercial loans, residential mortgages, consumer loans, and SBA loans increased $41.0 million, $34.6 million, $15.2 million, and $8.1 million, respectively, partially offset by a decline of $5.1 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$39,728	4.6%	$40,401	5.3%
SBA 504 loans	29,221	3.4	34,322	4.5
Commercial loans	442,970	51.8	401,949	52.7
Residential mortgage loans	255,447	29.9	220,878	29.0
Consumer loans	74,257	8.7	59,096	7.8
Total loans held for investment	841,623	98.4	756,646	99.3
SBA loans held for sale	13,937	1.6	5,179	0.7
Total loans	$855,560	100.0%	$761,825	100.0%

Average loans increased $112.5 million or 16.1 percent to $810.2 million for the nine months ended September 30, 2015 from  $697.8 million for the same period in 2014.  The increase in average loans was due to increases in residential mortgages, commercial loans, and consumer loans, partially offset by a decline in SBA 7(a) loans and SBA 504 loans.  The yield on the overall loan portfolio decreased 5 basis points to 4.82 percent for the nine months ended September 30, 2015 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.9 million at September 30, 2015, an increase of $8.8 million from $5.2 million at December 31, 2014.   SBA 7(a) loans held to maturity amounted to $39.7 million at September 30, 2015, a decrease of $673 thousand from $40.4 million at December 31, 2014.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.33 percent for the nine months ended September 30, 2015, compared to 4.60 percent in the prior year.  The increase in the yield between the nine months ended September 30, 2015 versus the same period in 2014 was attributable to an increase in performing loans in this category.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $74.5 million and $92.2 million in SBA loans were sold but serviced by the Company at September 30, 2015 and December 31, 2014, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At September 30, 2015, SBA 504 loans totaled $29.2 million, a decrease of $5.1 million from $34.3 million at December 31, 2014.  The yield on SBA 504 loans decreased 34 basis points to 4.65 percent for the nine months ended September 30, 2015, from 4.99 percent for the same period in 2014.  The decrease in yield was caused by an SBA 504 loan placed in nonaccrual status during the third quarter of 2014 with foreclosure occurring during 2015.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $443.0 million at September 30, 2015, an increase of $41.0 million from year-end 2014.  The yield on commercial loans was 5.00 percent for the nine months ended September 30, 2015, compared to 5.13 percent for the same period in 2014.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $255.4 million at September 30, 2015, an increase of $34.6 million from year-end 2014.  Sales of mortgage loans totaled $77.9 million for the nine months ended September 30, 2015.  Approximately, $21.6 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.49 percent for the nine months ended September 30, 2015, compared to 4.53 percent for the same period in 2014.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products and yet are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $74.3 million, an increase of $15.2 million from year-end 2014.  The yield on consumer loans was 4.60 percent for the nine months ended September 30, 2015, compared to 4.45 percent for the same period in 2014.

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

In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk.  Interest-only loans, loans with high LTV or debt service ratios, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products.  However, these products are not material to the Company’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.  Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio.  The Company does not have any option adjustable rate mortgage loans.

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2015 and December 31, 2014,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

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

At September 30, 2015, there were eight loans totaling $6.1 million that were classified as TDRs by the Company and deemed impaired, compared to eight such loans totaling $6.5 million at December 31, 2014.  Nonperforming loans included $2.8 million of TDRs as of September 30, 2015, compared to $3.0 million at December 31, 2014.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the borrower showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$421	$163	$584	$441	$295	$736
SBA 504 loans	1,723	-	1,723	1,769	-	1,769
Commercial real estate	1,124	2,645	3,769	1,338	2,665	4,003
Total	$3,268	$2,808	$6,076	$3,548	$2,960	$6,508

Through September 30, 2015, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.  The following table shows the types of modifications done to date by class through September 30, 2015:

	September 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$9	$-	$-	$9
Interest only with reduced interest rate	-	-	2,645	2,645
Interest only with nominal principal	21	-	-	21
Interest with extra principal	-	-	914	914
Previously modified back to original terms	554	1,723	210	2,487
Total TDRs	$584	$1,723	$3,769	$6,076

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonperforming by category:
SBA loans held for investment (1)	$1,584	$3,348	$2,627
SBA 504 loans	276	2,109	2,109
Commercial loans	6,211	4,721	4,011
Residential mortgage loans	1,912	645	2,098
Consumer loans	759	545	367
Total nonperforming loans (2)	$10,742	$11,368	$11,212
OREO	1,759	1,162	1,658
Total nonperforming assets	$12,501	$12,530	$12,870
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$-	$161	$-
Commercial loans	-	7	-
Residential mortgage loans	272	722	-
Total past due 90 days or more and still accruing interest	$272	$890	$-
Nonperforming loans to total loans	1.26%	1.49%	1.51%
Nonperforming loans and TDRs to total loans (3)	1.64	1.96	2.07
Nonperforming assets to total loans and OREO	1.46	1.64	1.73
Nonperforming assets to total assets	1.19	1.24	1.33
(1) Guaranteed SBA loans included above	$225	$1,569	$200
(2) Nonperforming TDRs included above	2,808	2,960	3,473
(3) Performing TDRs	3,268	3,548	4,194

Nonperforming loans were $10.7 million at September 30, 2015, a $626 thousand decrease from $11.4 million at year-end 2014 and a $470 thousand decrease from $11.2 million at September 30, 2014.  Since year-end 2014, nonperforming loans in the SBA and SBA 504 loan segments decreased, partially offset by an increase in commercial, residential mortgage and consumer loan segments.  Included in nonperforming loans at September 30, 2015 are approximately $225 thousand of loans guaranteed by the SBA, compared to $1.6 million at December 31, 2014 and $200 thousand at September 30, 2014.  In addition, there were $272 thousand in loans past due 90 days or more and still accruing interest at September 30, 2015, compared to $890 thousand and zero at December 31, 2014 and September 30, 2014, respectively.

OREO properties totaled $1.8 million at September 30, 2015, an increase of $597 thousand from $1.2 million at year-end 2014 and a $101 thousand increase from $1.7 million at September 30, 2014.  During the nine months ended September 30, 2015, the Company took title to four new properties valued at $2.2 million that resulted in a charge to the allowance of $350 thousand.  Seven OREO properties were sold, resulting in net gains of $3 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.9 million at September 30, 2015, a decrease of $1.6 million from $3.5 million at December 31, 2014.  The decrease is due to the deletion of four loans totaling $1.5 million as well as the payoff of a loan totaling $1.6 million, partially offset by the addition of one loan totaling $1.6 million.

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

The allowance for loan losses totaled $12.4 million at September 30, 2015, compared to $12.6 million and $12.9 million at December 31, 2014 and September 30, 2014, respectively, with resulting allowance to total loan ratios of 1.45 percent, 1.65 percent, and 1.74 percent, respectively. Net charge-offs amounted to $530 thousand for the nine months ended September 30, 2015, compared to $1.9 million for the same period in 2014. Net (recoveries) charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2015	2014	2015	2014
Balance, beginning of period	$12,404	$12,858	$12,551	$13,141
Provision for loan losses charged to expense	200	550	400	1,700
Less: Chargeoffs
SBA loans held for investment	86	232	220	485
SBA 504 loans	-	-	589	92
Commercial loans	10	72	257	660
Residential mortgage loans	50	201	50	378
Consumer loans	52	211	89	593
Total chargeoffs	198	716	1,205	2,208
Add: Recoveries
SBA loans held for investment	10	111	49	129
Commercial loans	5	95	576	135
Residential mortgage loans	-	20	49	20
Consumer loans	-	-	1	1
Total recoveries	15	226	675	285
Net chargeoffs	183	490	530	1,923
Balance, end of period	$12,421	$12,918	$12,421	$12,918
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.57%	0.90%	0.46%	0.88%
SBA 504 loans	-	-	2.56	0.37
Commercial loans	-	(0.02)	(0.10)	0.19
Residential mortgage loans	0.08	0.36	-	0.25
Consumer loans	0.28	1.58	0.17	1.62
Total loans	0.09	0.27	0.09	0.37
Allowance to total loans	1.45	1.74	1.45	1.74
Allowance to nonperforming loans	115.63	115.22	115.63	115.22

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2015, a $148 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $151 thousand commitment reserve at December 31, 2014.

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

Total deposits increased $71.9 million to $866.2 million at September 30, 2015, from $794.3 million at December 31, 2014.  This increase in deposits was due to increases of $55.6 million in time deposits and $22.5 million in noninterest bearing demand deposits, partially offset by decreases of $1.3 million in savings deposits and $4.9 million in interest-bearing demand deposits.  The increase in time deposits was primarily due to new CD promotions.  The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships.

The Company’s deposit composition at September 30, 2015, consisted of 34.5 percent savings deposits, 31.0 percent time deposits, 20.2 percent noninterest-bearing demand deposits and 14.3 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $105.5 million and $140.5 million at September 30, 2015 and December 31, 2014, respectively, and are broken down in the following table:

(In thousands)	September 30, 2015	December 31, 2014
FHLB borrowings:
Fixed rate advances	$50,000	$60,000
Overnight advances	25,000	50,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	15,465	15,465
Total borrowed funds and subordinated debentures	$105,465	$140,465

In September 2015, the FHLB issued a $55 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

At September 30, 2015, the Company had $59.1 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2015, is a decline of 0.99 percent in a rising-rate environment and a decrease of 0.88 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2015 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2014, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.73 percent in a rising-rate environment and a decrease of 1.03 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2015, the balance of cash and cash equivalents was $88.9 million, a decrease of $41.0 million from December 31, 2014.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities used $361 thousand and provided $5.2 million in net cash for the nine months ended September 30, 2015 and 2014, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $76.7 million and $44.9 million in net cash for the nine months ended September 30, 2015 and 2014, respectively.  Cash was primarily used to fund new loans, partially offset by cash inflows from sales, maturities and paydowns on securities and proceeds from the sale of OREO.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $53.3 million and $59.9 million at September 30, 2015 and December 31, 2014, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $12.1 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $13.9 million and $5.2 million at September 30, 2015 and December 31, 2014, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $147.7 million to its borrowers as of September 30, 2015, compared to $150.9 million at December 31, 2014.  At September 30, 2015, $63.3 million of these commitments expire within one year, compared to $74.1 million at December 31, 2014.  The Company had $1.5 million in standby letters of credit at both September 30, 2015 and December 31, 2014, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $36.1 million in net cash for the nine months ended September 30, 2015, compared to $41.9 million for the same period in the prior year, primarily due to an increase in the Company’s deposits and proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of September 30, 2015, deposits included $114.5 million of Government deposits, as compared to $89.8 million at year-end 2014.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $97.7 million of deposits from eleven municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $75.0 million and $110.0 million as of September 30, 2015 and December 31, 2014, respectively.  Third party repurchase agreements totaled $15.0 million as of both September 30, 2015 and December 31, 2014.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2015, pledging provided an additional $59.1 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

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

At September 30, 2015, the Parent Company had $402 thousand in cash and cash equivalents and $202 thousand in investment securities valued at fair market value, compared to $198 thousand in cash and cash equivalents and $197 thousand in investment securities at December 31, 2014.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide.  In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, the FDIC approved, as an interim final rule in July 2014, the regulatory capital requirements substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for U.S. state nonmember banks and the Office of the Comptroller of the Currency for national banks.

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

The Company’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2015
Leverage ratio	$90,013	8.92%	≥ $	40,373	4.00%	N/A	N/A
CET1	75,013	9.37		36,012	4.50	N/A	N/A
Tier 1 risk-based capital ratio	90,013	11.25		48,016	6.00	N/A	N/A
Total risk-based capital ratio	100,048	12.50		64,022	8.00	N/A	N/A
As of December 31, 2014
Leverage ratio	$83,615	8.71%	≥ $	38,405	4.00%	N/A	N/A
Tier 1 risk-based capital ratio	83,615	11.57		28,900	4.00	N/A	N/A
Total risk-based capital ratio	92,691	12.83		57,799	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2015
Leverage ratio	$80,981	8.03%	≥ $	40,346	4.00%	≥ $	50,433	5.00%
CET1	80,981	10.13		35,983	4.50		51,975	6.50
Tier 1 risk-based capital ratio	80,981	10.13		47,977	6.00		63,969	8.00
Total risk-based capital ratio	99,508	12.44		63,969	8.00		79,962	10.00
As of December 31, 2014
Leverage ratio	$74,819	7.80%	≥ $	38,381	4.00%	≥ $	47,976	5.00%
Tier 1 risk-based capital ratio	74,819	10.37		28,874	4.00		43,310	6.00
Total risk-based capital ratio	92,388	12.80		57,747	8.00		72,184	10.00

The following chart compares the risk-based capital required under previous rules to those prescribed under the interim final rule under the phase-in period stated above:

	Treatment at
	December 31, 2014	September 30, 2015
Leverage ratio	4.00%	4.00%
CET1	N/A	4.50%
Additional tier 1	N/A	1.50%
Tier 1 capital ratio	4.00%	6.00%
Tier 2	4.00%	2.00%
Total capital ratio	8.00%	8.00%
Capital conservation buffer	N/A	2.50%

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

At September 30, 2015 and December 31, 2014, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

Shareholders’ Equity

Shareholders’ equity increased  $5.9 million to $76.1 million at September 30, 2015 compared to $70.1 million at December 31, 2014. Items impacting shareholders’ equity included net income of $6.9 million and $365 thousand from the issuance of common stock under employee benefit plans, partially offset by a $553 thousand in accumulated other comprehensive loss related to a decrease in the fair value of AFS securities and prior service costs, net of tax, recorded in conjunction with a defined benefit plan discussed in Note 1. Additionally, $788 thousand of common stock dividends were paid. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three or nine months ended September 30, 2015 or 2014.  The Company currently has no plans on repurchasing its common stock.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2015, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of September 30, 2015 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2014, other than as set forth below.

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

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3Defaults upon Senior Securities - None

ITEM 4Mine Safety Disclosures - N/A

ITEM 5Other Information - None

ITEM 6Exhibits

(a) Exhibits	Description
Exhibit 10.1	Executive Incentive Retirement Plan approved on October 22, 2015 between the Registrant, the Bank and Alan Bedner, Janice Bolomey, and John Kauchak (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 10.1 of current report on Form 8-K filed October 27, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated: November 6, 2015	/s/ Alan J. Bedner, Jr.
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