Form 10-K
period 2015-12-31
UNITY BANCORP INC /NJ/
filed 2016-03-04
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year endedDecember 31, 2015

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

Large accelerated filer ☐                                                      Accelerated filer ☐

Non-accelerated filer  ☐                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

Yes ☐   No ☒

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $51,641,438 and 5,274,917 shares of the Common Stock were outstanding to non-affiliates.  As of March 4, 2016, 8,455,222 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

·	Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2015 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.
·

Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Employees

At December 31, 2015, the Company employed 150 full-time and 23 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2015, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 62, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 45, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 47, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.

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

Capital Adequacy Guidelines

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” In July 2013, the FRB, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replaced the existing general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital. The New Rules were effective for the Bank and the Company on January 1, 2015.

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•  Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);

 •  Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and

•  Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, the Company and the Bank will be subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” When fully phased in on January 1 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

•  CET1 of 7%;

 •  Tier 1 Capital Ratio of 8.5%; and

 •  Total Capital Ratio of 10.5%.

The purpose of the capital conservation buffer is to absorb losses during periods of economic stress. Banking institutions with a CET1, Tier 1 Capital Ratio and Total Capital Ratio above the minimum set forth above but below the capital conservation buffer will face constraints on their ability to pay dividends, repurchase equity and pay discretionary bonuses to executive officers, based on the amount of the shortfall.  The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level, and it increases by 0.625% on each subsequent January 1 until it reaches 2.5% on January 1, 2019.

The New Rules provide for several deductions from and adjustments to CET1, which are being phased in between January 1, 2015 and January 1, 2018. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under the New Rules, banking organizations such as the Company and the Bank may make a one-time permanent election regarding the treatment of accumulated other comprehensive income items in determining regulatory capital ratios. Effective as of January 1, 2015, the Company and the Bank elected to exclude accumulated other comprehensive income items for purposes of determining regulatory capital.

While the New Rules generally require the phase-out of non-qualifying capital instruments such as trust preferred securities and cumulative perpetual preferred stock, holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The New Rules prescribe a standardized approach for calculating risk-weighted assets. Depending on the nature of the assets, the risk categories generally range from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and result in higher risk weights for a variety of asset categories. In addition, the New Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Consistent with the Dodd-Frank Act, the New Rules adopt alternatives to credit ratings for calculating the risk-weighting for certain assets.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which an insured depository institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.”

The New Rules also revised the regulations implementing these provisions of FDICIA, to change the capital levels applicable to each designation. Under the New Rules, an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 6.5%, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 4.0 percent, has a common equity Tier 1 capital ratio of at least 4.5%, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a Tier 1 leverage ratio of less than 4.0 percent, or (iv) has a common equity Tier 1 capital ratio of less than 4.5%. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent, or (iv) has a common equity Tier 1 capital ratio of less 3.0%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

On February 7, 2011 the FDIC announced the approval of the assessment system mandated by the Dodd-Frank Act.  Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  The FDIC’s rule to base the assessment on average total consolidated assets minus average tangible equity instead of domestic deposits lowered assessments for many community banks with less than $10 billion in assets and reduced the Company’s costs.

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

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2015 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Exhibit 13 Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Earnings	25
B. Average Balance Sheets	26
C. Rate/Volume Analysis	28

II. Investment Portfolio
A. Book value of investment securities	60
B. Investment securities by range of maturity with corresponding average yields	61
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	31
B. Maturities and sensitivities of loans to changes in interest rates	33
C. Risk elements
1) Nonaccrual, past due and restructured loans	35
2) Potential problem loans	35
3) Foreign outstandings	N/A
4) Loan concentrations	31
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	35
B. Allocation of the allowance for loan losses	37

V. Deposits
A. Average amount and average rate paid on major categories of deposits	26
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	74
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	24

VII. Short-term Borrowings
A. Amounts outstanding	74
B. Maximum amount of borrowings in each category outstanding at any month-end	74
C. Average amount outstanding	74

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, approximately 96 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with weak economic conditions and continued elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

Although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank has and may continue to make residential mortgage loans that would not qualify. The Bank has evaluated the impact of the Qualified Mortgage definition and related ability-to-repay rules, as well as other rules recently issued by the by the CFPB related to mortgage origination and servicing, and does not believe it will have any long-term impact on its mortgage loan origination and servicing activities. As a result of such rules, the Bank might experience increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability-to-repay rule upon originating the loan.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2015, the Company’s allowance for loan losses was $12.8 million, or 1.44 percent of our total loan portfolio and 175.74 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management; and, periodically, by an independent loan review function and by the Audit Committee.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

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

For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has resulted in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

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

In addition, in order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, on July 9, 2013, the FRB approved, as an interim final rule, the regulatory capital requirements for U.S. bank holding companies, such as us, substantially similar to final rules issued by the FDIC and the Office of the Comptroller of the Currency.  These new requirements are likely to increase our capital requirements in future periods. See “Supervisions and Regulation – Capital Adequacy Guidelines.”

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

Our management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

As of December 31, 2015, we had approximately $52.9 million and $18.5 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

Item 1B.  Unresolved Staff Comments:  None

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its fourteen branch offices.  The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2015.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2015 Annual Rental Fee
North Plainfield, NJ	Owned	1991	-	-
Clinton, NJ (1)	Leased	1996	2018	400,000
Linden, NJ	Owned	1997	-	-
Whitehouse, NJ	Owned	1998	-	-
Union, NJ	Owned	2002	-	-
Scotch Plains, NJ	Owned	2004	-	-
Flemington, NJ	Owned	2005	-	-
Phillipsburg, NJ	Leased	2005	2018	102,613
Forks Township, PA	Leased	2006	2017	58,199
Middlesex, NJ	Owned	2007	-	-
Somerset, NJ	Leased	2012	2017	116,532
Washington, NJ	Owned	2012	-	-
Highland Park, NJ	Owned	2013	-	-
South Plainfield, NJ	Owned	2013	-	-
Edison, NJ	Owned	2013	-	-

(1)	In March 2016, the Company purchased its previously leased Clinton, NJ headquarters for $4.1 million.

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

For the year ended December 31, 2015:	High	Low	Cash Dividend Paid
4th Quarter	$13.01	$9.62	$0.04
3rd Quarter	10.24	9.50	0.04
2nd Quarter	10.00	9.00	0.03
1st Quarter	10.00	8.89	0.03

For the year ended December 31, 2014:	High	Low	Cash Dividend Paid
4th Quarter	$12.63	$8.21	$0.03
3rd Quarter	9.81	8.36	0.03
2nd Quarter	9.38	7.91	0.02
1st Quarter	8.26	7.22	0.02

(b)         Holders

As of March 4, 2016, there were approximately 387 shareholders of record of the Company’s Common Stock.

(c)         Dividends

See table in Item 5(a) above.

(d)     Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of December 31, 2015, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  There were no shares repurchased during 2015 or 2014.

Item 6.  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, are incorporated by reference herein.

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

(b)         Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, is incorporated by reference herein.

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

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s compensation plans as of December 31, 2015.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	475,396	$7.09	192,585
Equity compensation plans approved by security holders (Restricted stock plan)	80,800	-	174,700
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	556,196	$6.06	367,285

There were no share repurchases during 2015 or 2014.

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

a)	FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, are incorporated by reference in Part II, Item 8.

·	Report of Independent Registered Public Accounting Firm
·	Consolidated Balance Sheets
·	Consolidated Statements of Income
·	Consolidated Statements of Comprehensive Income
·	Consolidated Statements of Changes in Shareholders’ Equity
·	Consolidated Statements of Cash Flows
·	Notes to Consolidated Financial Statements

a)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (2)
3(ii)	Bylaws of the Company (7)
4(i)	Form of Stock Certificate (7)
10(i)	1994 Stock Option Plan (1)
10(ii)	1997 Stock Option Plan (3)
10(iii)	1998 Stock Option Plan (4)
10(iv)	1999 Stock Option Plan (5)
10(v)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (17)
10(vi)	Retention Agreement dated September 18, 2014 with Alan J. Bedner (15)
10(vii)	Retention Agreement dated September 18, 2014 with John Kauchak (15)
10(viii)	Retention Agreement dated September 18, 2014 with Janice Bolomey (15)
10(ix)	2002 Stock Option Plan (6)
10(x)	Second Amendment dated September 19, 2003 to Lease Agreement between Unity Bank and Clinton Unity Group (8)
10(xi)	Real Estate Purchase Agreement dated October 23, 2003 between Unity Bank and Premiere Development II, LLC (8)
10(xii)	2004 Stock Bonus Plan (9)
10(xiii)	2006 Stock Option Plan (10)
10(xiv)	Third Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated July 31, 2009 (11)
10(xv)	2011 Stock Option Plan and 2011 Stock Bonus Plan (12)
10(xvi)	2013 Stock Bonus Plan (13)
10(xvii)	Fourth Amendment to Lease by and between Clinton Unity Group, LLC and Unity Bank dated January 30, 2014 (14)
10(xviii)	2015 Stock Bonus Plan (16)
10(xix)	Supplemental Executive Retirement Plan dated June 4, 2015 with James A. Hughes (17)
13	Portion of Unity Bancorp. Inc. 2015 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-4 (File No. 33-76392) and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 4, 1997.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed March 26, 2004.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 15, 2004.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on August 4, 2009 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on February 4, 2014 and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed September 18, 2014
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed June 5, 2015.

b)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 4, 2016
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 4, 2016
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 4, 2016
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 4, 2016
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 4, 2016
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 4, 2016
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 4, 2016
Dr. Mary E. Gross

/s/ Dr. Austin H. Kutscher, Jr.	Director	March 4, 2016
Dr. Austin S. Kutcher

/s/ Peter E. Maricondo	Director	March 4, 2016
Peter E. Maricondo

Signatures (continued)

Name	Title	Date

/s/ Raj Patel	Director	March 4, 2016
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 4, 2016
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 4, 2016
Aaron Tucker

/s/ Allen Tucker	Director	March 4, 2016
Allen Tucker