Form 10-Q
period 2016-03-31
UNITY BANCORP INC /NJ/
filed 2016-05-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2016 common stock, no par value: 8,468,464 shares outstanding.

PART ICONSOLIDATED FINANCIAL INFORMATION

ITEM 1Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2016	Dec. 31, 2015
ASSETS
Cash and due from banks	$26,919	$22,681
Federal funds sold and interest-bearing deposits	99,554	65,476
Cash and cash equivalents	126,473	88,157
Securities:
Securities available for sale	48,566	52,865
Securities held to maturity (fair value of $18,556 and $18,607, respectively)	18,163	18,471
Total securities	66,729	71,336
Loans:
SBA loans held for sale	13,224	13,114
SBA loans held for investment	38,863	39,393
SBA 504 loans	27,482	29,353
Commercial loans	467,266	465,518
Residential mortgage loans	260,957	264,523
Consumer loans	79,198	77,057
Total loans	886,990	888,958
Allowance for loan losses	(12,634)	(12,759)
Net loans	874,356	876,199
Premises and equipment, net	19,211	15,171
Bank owned life insurance ("BOLI")	13,475	13,381
Deferred tax assets	6,029	5,968
Federal Home Loan Bank ("FHLB") stock	4,735	4,600
Accrued interest receivable	3,839	3,884
Other real estate owned ("OREO")	1,417	1,591
Goodwill and other intangibles	1,516	1,516
Other assets	3,175	3,063
Total assets	$1,120,955	$1,084,866
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$188,026	$185,267
Interest-bearing demand	128,774	130,605
Savings	320,982	301,447
Time, under $100,000	145,784	134,468
Time, $100,000 and over, under $250,000	106,419	104,106
Time, $250,000 and over	36,834	38,600
Total deposits	926,819	894,493
Borrowed funds	95,000	92,000
Subordinated debentures	10,310	15,465
Accrued interest payable	390	461
Accrued expenses and other liabilities	6,160	3,977
Total liabilities	1,038,679	1,006,396
Commitments and contingencies	-	-
Shareholders' equity:
Common stock	59,546	59,371
Retained earnings	23,431	19,566
Accumulated other comprehensive (loss)	(701)	(467)
Total shareholders' equity	82,276	78,470
Total liabilities and shareholders' equity	$1,120,955	$1,084,866

Issued and outstanding common shares	8,468	8,436

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2016	2015
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$44	$9
FHLB stock	52	44
Securities:
Taxable	363	387
Tax-exempt	62	72
Total securities	425	459
Loans:
SBA loans	721	679
SBA 504 loans	385	346
Commercial loans	5,676	5,066
Residential mortgage loans	2,942	2,582
Consumer loans	931	699
Total loans	10,655	9,372
Total interest income	11,176	9,884
INTEREST EXPENSE
Interest-bearing demand deposits	137	106
Savings deposits	366	264
Time deposits	951	686
Borrowed funds and subordinated debentures	735	808
Total interest expense	2,189	1,864
Net interest income	8,987	8,020
Provision for loan losses	200	200
Net interest income after provision for loan losses	8,787	7,820
NONINTEREST INCOME
Branch fee income	333	346
Service and loan fee income	255	296
Gain on sale of SBA loans held for sale, net	308	363
Gain on sale of mortgage loans, net	715	344
BOLI income	94	94
Net security gains	94	-
Gain on repurchase of subordinated debt	2,264	-
Other income	217	198
Total noninterest income	4,280	1,641
NONINTEREST EXPENSE
Compensation and benefits	3,549	3,472
Occupancy	618	672
Processing and communications	598	596
Furniture and equipment	420	373
Professional services	255	236
Loan costs	198	221
OREO expenses	24	35
Deposit insurance	160	183
Advertising	241	182
Other expenses	544	532
Total noninterest expense	6,607	6,502
Income before provision for income taxes	6,460	2,959
Provision for income taxes	2,255	1,020
Net income	$4,205	$1,939

Net income per common share - Basic	$0.50	$0.23
Net income per common share - Diluted	$0.48	$0.23

Weighted average common shares outstanding - Basic	8,459	8,417
Weighted average common shares outstanding - Diluted	8,682	8,514
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2016			March 31, 2015
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$6,460	$2,255	$4,205	$2,959	$1,020	$1,939
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	152	55	97	62	25	37
Less: reclassification adjustment for gains on securities included in net income	94	33	61	-	-	-
Total unrealized gains on securities available for sale	58	22	36	62	25	37

Adjustments related to defined benefit plan:
Amortization of prior service cost	20	-	20	-	-	-
Total adjustments related to defined benefit plan	20	-	20	-	-	-

Net unrealized gains(losses) from cash flow hedges:
Unrealized holding loss on cash flow hedges arising during the period	(492)	(202)	(290)	-	-	-
Total unrealized loss on cash flow hedges	(492)	(202)	(290)	-	-	-
Total other comprehensive income	(414)	$(180)	$(234)	62	$25	$37
Total comprehensive income	$6,046	$2,075	$3,971	$3,021	$1,045	$1,976

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2015	8,436	$59,371	$19,566	$(467)	$78,470
Net income			4,205		4,205
Other comprehensive loss, net of tax				(234)	(234)
Dividends on common stock ($0.04 per share)		25	(340)		(315)
Common stock issued and related tax effects (1)	32	150			150
Balance, March 31, 2016	8,468	$59,546	$23,431	$(701)	$82,276

(1)

Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$4,205	$1,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	200
Net amortization of purchase premiums and discounts on securities	92	140
Depreciation and amortization	247	166
Deferred income tax expense	142	92
Net security gains	(94)	-
Gain on repurchase of subordinated debentures	(2,264)	-
Stock compensation expense	132	107
Gain on sale of OREO	(88)	-
Gain on sale of mortgage loans held for sale, net	(294)	(344)
Gain on sale of SBA loans held for sale, net	(308)	(363)
Origination of mortgage loans held for sale	(25,015)	(15,034)
Origination of SBA loans held for sale	(3,734)	(5,321)
Proceeds from sale of mortgage loans held for sale, net	25,309	15,378
Proceeds from sale of SBA loans held for sale, net	3,759	3,829
BOLI income	(94)	(94)
Net change in other assets and liabilities	1,710	(134)
Net cash provided by operating activities	3,905	561
INVESTING ACTIVITIES
Purchases of securities available for sale	(2,142)	-
Purchases of FHLB stock, at cost	(1,395)	(3,600)
Maturities and principal payments on securities held to maturity	296	555
Maturities and principal payments on securities available for sale	3,949	2,141
Proceeds from sales of securities available for sale	2,564	-
Proceeds from redemption of FHLB stock	1,260	2,250
Proceeds from sale of OREO	1,224	578
Net decrease (increase) in loans	1,078	(22,831)
Purchases of premises and equipment	(4,543)	(492)
Net cash provided by (used in) investing activities	2,291	(21,399)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	32,326	(4,900)
Proceeds from new borrowings	20,000	80,000
Repayments of borrowings	(17,000)	(50,000)
Repurchase of subordinated debentures	(2,891)	-
Dividends on common stock	(315)	(238)
Net cash provided by financing activities	32,120	24,862
Increase in cash and cash equivalents	38,316	4,024
Cash and cash equivalents, beginning of year	88,157	129,821
Cash and cash equivalents, end of year	$126,473	$133,845

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

80

	For the three months ended March 31,
(In thousands)	2016	2015
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$2,259	$1,859
Income taxes paid	1,337	868
Noncash investing activities:
Capitalization of servicing rights	529	80
Transfer of loans to OREO	852	1,391

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2016

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Stock Transactions

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2016 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2015	475,396	$7.09	5.1	$2,562,175
Options granted	89,000	11.06
Options exercised	-	-
Options forfeited	-	-
Options expired	-	-
Outstanding at March 31, 2016	564,396	$7.72	5.6	$2,146,524
Exercisable at March 31, 2016	410,234	$6.76	4.2	$1,944,498

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2016,  1,920,529 shares have been reserved for issuance upon the exercise of options, 564,396 option grants are outstanding, and 1,252,548 option grants have been exercised, forfeited or expired, leaving 103,585 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2016	2015
Number of options granted	89,000	40,000
Weighted average exercise price	$11.06	$9.12
Weighted average fair value of options	$3.50	$3.82
Expected life in years (1)	6.85	6.69
Expected volatility (2)	31.91%	46.76%
Risk-free interest rate (3)	1.79%	1.80%
Dividend yield (4)	1.44%	1.33%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  There were no options exercised during the three months ended March 31, 2016 and 2015.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	89,000	3.0	$3.85	89,000	$3.85
4.01 - 8.00	281,950	5.1	6.73	263,785	6.66
8.01 - 12.00	102,551	9.4	9.71	15,554	9.32
12.01 - 16.00	90,895	5.6	12.32	41,895	12.62
Total	564,396	5.6	$7.72	410,234	$6.76

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2016 and 2015 are detailed in the following table:

	For the three months ended March 31,
	2016	2015
Compensation expense	$55,983	$29,918
Income tax benefit	22,869	11,949

As of March 31, 2016, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $487 thousand.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2016:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2015	80,800	$8.50
Granted	30,350	11.21
Cancelled	(500)	-
Vested	(14,700)	8.25
Nonvested restricted stock at March 31, 2016	95,950	$9.35

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2016,  471,551 shares of restricted stock were reserved for issuance, of which 144,850 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31,
	2016	2015
Number of shares granted	30,350	34,800
Average grant date fair value	$11.21	$9.27

Compensation expense related to restricted stock for the three months ended March 31, 2016 and 2015 is detailed in the following table:

	For the three months ended March 31,
	2016	2015
Compensation expense	$76,118	$77,549
Income tax benefit	31,097	30,973

As of March 31, 2016, there was approximately $797 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $89 thousand and $76 thousand to the Plan during the three months ended March 31, 2016 and 2015, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $27 thousand and $21 thousand during the three months ended March 31, 2016 and 2015, respectively.  The interest paid on the deferred balances totaled $7 thousand and $6 thousand during the three months ended March 31, 2016 and 2015, respectively.  No fees were distributed in 2016 and 2015, respectively.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, the Company established in 2015 an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits.  Upon separation from service after age 66, the President and CEO will be entitled to an annual benefit in the amount of $156,000 payable in fifteen annual installments subject to annual 2% increases. The future payments are estimated to total $2.7 million.  A discount rate of 3.84% was used to calculate the present value of the benefit obligation.

The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and vests an additional 3% each year until fully vested on January 1, 2024. In the event that the President and CEO’s separation from service from the Registrant were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service.  Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntarily terminated for reasons other than “cause” or the President and CEO resigns for “good reason”, as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a position that is not a “Comparable Position”, as such is also defined in the SERP, the President and CEO shall become 100% vested in the full retirement benefit.

No contributions or payments have been made during the three months ended March 31, 2016. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2016:

(In thousands)	For the three months ended March 31, 2016
Service cost	$15
Interest cost	10
Amortization of prior service cost	20
Net periodic benefit cost	$45

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the three months ended March 31, 2016:

(In thousands)	For the three months ended March 31, 2016
Benefit obligation, beginning of year	$923
Service cost	15
Interest cost	10
Actuarial gain (loss)	-
Benefit obligation, end of period	$948

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with certain key executive officers. The Plan has an effective date of January 1, 2015.

The Plan is an unfunded, nonqualified deferred compensation plan.  For any Plan Year, a guaranteed annual Deferral Award percentage of seven and one half percent (7.5%) of the participant’s annual base salary will be credited to each Participant’s Deferred Benefit Account.  A discretionary annual Deferral Award equal to seven and one half percent (7.5%) of the participant’s annual base salary may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix.  The total Deferral Award shall never exceed fifteen percent (15%) for any given Plan Year.  Each Participant shall be one hundred percent (100%) vested in all Deferral Awards as of the date they are awarded.

As of March 31, 2016, the Company had total year to date expenses of $30 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2016	2015
Net income	$4,205	$1,939
Weighted average common shares outstanding - Basic	8,459	8,417
Plus: Potential dilutive common stock equivalents	223	97
Weighted average common shares outstanding - Diluted	8,682	8,514
Net income per common share - Basic	$0.50	$0.23
Net income per common share - Diluted	0.48	0.23
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	185	113

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

For the quarter ended March 31, 2016, the Company reported income tax expense of $2.3 million for an effective tax rate of 34.9 percent, compared to an income tax expense of $1.0 million and an effective tax rate of 34.5 percent for the prior year’s quarter.  The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2016 or 2015.  The Company did not have an accrual for uncertain tax positions as of March 31, 2016 or December 31, 2015, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2011 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income (a)

The following tables show the changes in other comprehensive (loss) income for the three months ended March 31, 2016 and 2015, net of tax:

	For the three months ended March 31,
	2016				2015
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges:	Accumulated other comprehensive loss	Net unrealized gains on securities	Accumulated other comprehensive income

Balance, beginning of period	$(2)	$(448)	$(17)	$(467)	$143	$143

Other comprehensive (loss) income before reclassifications	97	-	(290)	(193)	37	37
Less amounts reclassified from accumulated other comprehensive loss	61	(20)	-	41	-	-
Period change	36	20	(290)	(234)	37	37
Balance at March 31,	$34	$(428)	$(307)	$(701)	$180	$180

(a) All amounts are net of tax.

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

As of March 31, 2016, the fair value of the Company's AFS securities portfolio was $48.6 million.  Approximately 51 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $25.0 million at March 31, 2016.  Approximately $24.2 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at March 31, 2016.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2016, as compared to the periods ended December 31, 2015 and March 31, 2015.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$7,004	$-	$7,004
State and political subdivisions	-	7,573	-	7,573
Residential mortgage-backed securities	-	25,034	-	25,034
Corporate and other securities	-	8,955	-	8,955
Total securities available for sale	$-	$48,566	$-	$48,566

Interest rate swap agreements	-	(520)	-	(520)
Total	$-	$(520)	$-	$(520)

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$-	$6,581	$-	$6,581
State and political subdivisions	-	10,782	-	10,782
Residential mortgage-backed securities	-	26,439	-	26,439
Corporate and other securities	-	9,063	-	9,063
Total securities available for sale	$-	$52,865	$-	$52,865

Interest rate swap agreements	-	(28)	-	(28)
Total	$-	$(28)	$-	$(28)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2016, the valuation allowance for impaired loans was $718 thousand, a decrease of $124 thousand from $842 thousand at December 31, 2015.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,417	$1,417
Impaired collateral-dependent loans	-	-	3,193	3,193

	Fair value at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$-	$-	$1,591	$1,591
Impaired collateral-dependent loans	-	-	6,331	6,331

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of March 31, 2016 and December 31, 2015 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At March 31, 2016, the Bank had standby letters of credit outstanding of $2.7 million, as compared to $1.8 million at December 31, 2015.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2016 and December 31, 2015:

		March 31, 2016		December 31, 2015
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$126,473	$126,473	$88,157	$88,157
Securities (1)	Level 2	66,729	67,122	71,336	71,472
SBA loans held for sale	Level 2	13,224	14,738	13,114	14,324
Loans, net of allowance for loan losses (2)	Level 2	861,132	866,393	863,085	864,691
FHLB stock	Level 2	4,735	4,735	4,600	4,600
Servicing assets	Level 3	1,809	1,809	1,389	1,389
Accrued interest receivable	Level 2	3,839	3,839	3,884	3,884
OREO	Level 3	1,417	1,417	1,591	1,591
Financial liabilities:
Deposits	Level 2	926,819	928,244	894,493	893,651
Borrowed funds and subordinated debentures	Level 2	105,310	107,647	107,465	109,549
Accrued interest payable	Level 2	390	390	461	461

(1)

Includes held to maturity (“HTM”) commercial mortgage-backed securities that are considered Level 3.  These securities had book values of $3.9 million at March 31, 2016 and December 31, 2015, and market values of $3.9 million and $3.8 million at March 31, 2016 and December 31, 2015, respectively.

(2)

Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $3.2 million and $6.3 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$7,001	$28	$(25)	$7,004	$6,649	$-	$(68)	$6,581
State and political subdivisions	7,439	134	-	7,573	10,625	159	(2)	10,782
Residential mortgage-backed securities	24,635	541	(142)	25,034	26,191	449	(201)	26,439
Corporate and other securities	9,437	5	(487)	8,955	9,404	71	(412)	9,063
Total securities available for sale	$48,512	$708	$(654)	$48,566	$52,869	$679	$(683)	$52,865
Held to maturity:
U.S. Government sponsored entities	$3,988	$-	$(30)	$3,958	$3,988	$-	$(87)	$3,901
State and political subdivisions	2,362	204	-	2,566	2,364	187	(1)	2,550
Residential mortgage-backed securities	5,952	159	(11)	6,100	6,232	141	(28)	6,345
Commercial mortgage-backed securities	3,876	72	-	3,948	3,902	-	(62)	3,840
Corporate and other securities	1,985	-	(1)	1,984	1,985	-	(14)	1,971
Total securities held to maturity	$18,163	$435	$(42)	$18,556	$18,471	$328	$(192)	$18,607

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2016 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$10	1.06%	$3,762	1.61%	$915	2.09%	$2,317	2.04%	$7,004	1.81%
State and political subdivisions	-	-	1,407	2.55	3,749	2.98	2,417	2.58	7,573	2.77
Residential mortgage-backed securities	-	-	930	2.21	3,717	2.47	20,387	2.84	25,034	2.76
Corporate and other securities	1,990	1.34	659	1.51	4,284	1.39	2,022	1.75	8,955	1.46
Total securities available for sale	$2,000	1.34%	$6,758	1.88%	$12,665	2.23%	$27,143	2.67%	$48,566	2.39%
Held to maturity at cost:
U.S. Government sponsored entities	$-	-%	$-	-%	$-	-%	$3,988	1.97%	$3,988	1.97%
State and political subdivisions	264	0.75	-	-	-	-	2,098	4.74	2,362	4.29
Residential mortgage-backed securities	59	4.26	102	4.91	176	5.22	5,615	3.19	5,952	3.29
Commercial mortgage-backed securities	-	-	-	-	-	-	3,876	2.75	3,876	2.75
Corporate and other securities	-	-	-	-	1,985	4.61	-	-	1,985	4.61
Total securities held to maturity	$323	1.39%	$102	4.91%	$2,161	4.66%	$15,577	2.98%	$18,163	3.16%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	4	$2,774	$(9)	$1,538	$(16)	$4,312	$(25)
Residential mortgage-backed securities	7	2,082	(7)	4,142	(135)	6,224	(142)
Corporate and other securities	13	4,709	(196)	3,702	(291)	8,411	(487)
Total temporarily impaired securities	24	$9,565	$(212)	$9,382	$(442)	$18,947	$(654)
Held to maturity:
U.S. Government sponsored entities	2	$3,957	$(30)	$-	$-	$3,957	$(30)
Residential mortgage-backed securities	3	-	-	1,770	(11)	1,770	(11)
Corporate and other securities	1	$984	(1)	-	-	984	(1)
Total temporarily impaired securities	6	$4,941	$(31)	$1,770	$(11)	$6,711	$(42)

	December 31, 2015
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	9	$4,165	$(12)	$2,416	$(56)	$6,581	$(68)
State and political subdivisions	3	1,584	(2)	-	-	1,584	(2)
Residential mortgage-backed securities	11	6,195	(36)	4,508	(165)	10,703	(201)
Corporate and other securities	11	4,730	(174)	3,756	(238)	8,486	(412)
Total temporarily impaired securities	34	$16,674	$(224)	$10,680	$(459)	$27,354	$(683)
Held to maturity:
U.S. Government sponsored entities	2	$-	$-	$3,901	$(87)	$3,901	$(87)
State and political subdivisions	1	263	(1)	-	-	263	(1)
Residential mortgage-backed securities	3	-	-	1,853	(28)	1,853	(28)
Commercial mortgage-backed securities	2	3,840	(62)	-	-	3,840	(62)
Corporate and other securities	1	971	(14)	-	-	971	(14)
Total temporarily impaired securities	9	$5,074	$(77)	$5,754	$(115)	$10,828	$(192)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2016.  There was no impairment on these securities at December 31, 2015.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2016 or December 31, 2015.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2016 or December 31, 2015.  The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  At March 31, 2016 and December 31, 2015, this category consisted of one single-issuer trust preferred security.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2016 or December 31, 2015.

Realized Gains and Losses

Gross realized gains (losses) on securities for the three months ended March 31, 2016 and 2015 are detailed in the table below:

	For the years ended March 31,
(In thousands)	2016	2015
Available for sale:
Realized gains	$94	$-
Realized losses	-	-
Total securities available for sale	94	-
Held to maturity:
Realized gains	-	-
Realized losses	-	-
Total securities held to maturity	-	-
Net gains on sales of securities	$94	$-

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There was a gross realized gain of $94 thousand for the three months ended March 31, 2016.  For the three months ended March 31, 2015,  there were no gross realized gains or losses.

·

For the three months ended March 31, 2016, the net gains are attributed to the sale of three municipal securities with a total book value of $2.4 million and resulting gains of $31 thousand and the sale of one equity security totaling $40 thousand in book value, resulting in pre-tax gains of approximately $63 thousand.

Pledged Securities

Securities with a carrying value of $19.2 million and $18.5 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  In March 2016, the FHLB issued a letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.  For additional information on amounts pledged to secure Government deposits at March 31, 2016, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
SBA loans held for investment	$38,863	$39,393
SBA 504 loans	27,482	29,353
Commercial loans
Commercial other	50,276	49,332
Commercial real estate	390,345	391,071
Commercial real estate construction	26,645	25,115
Residential mortgage loans	260,957	264,523
Consumer loans
Home equity	44,573	45,042
Consumer other	34,625	32,015
Total loans held for investment	$873,766	$875,844
SBA loans held for sale	13,224	13,114
Total loans	$886,990	$888,958

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

Residential Mortgage and Consumer Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans and consumer construction lines.  Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company’s relationship with the borrower.

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

At March 31, 2016, the Company owned $78 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $76 thousand at December 31, 2015.  Additionally, there were $3.2 million of residential consumer loans in the process of foreclosure at March 31, 2016, compared to $4.5 million at December 31, 2015.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2016:

	March 31, 2016
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,008	$2,199	$1,656	$38,863
SBA 504 loans	23,883	2,935	664	27,482
Commercial loans
Commercial other	46,719	2,493	1,064	50,276
Commercial real estate	371,371	18,063	911	390,345
Commercial real estate construction	25,591	698	356	26,645
Total commercial loans	443,681	21,254	2,331	467,266
Total SBA, SBA 504 and commercial loans	$502,572	$26,388	$4,651	$533,611

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$257,808	$3,149	$260,957
Consumer loans
Home equity		44,145	428	44,573
Consumer other		34,625	-	34,625
Total consumer loans		78,770	428	79,198
Total residential mortgage and consumer loans		$336,578	$3,577	$340,155

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2015:

	December 31, 2015
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,032	$2,647	$1,714	$39,393
SBA 504 loans	24,003	4,917	433	29,353
Commercial loans
Commercial other	45,870	2,373	1,089	49,332
Commercial real estate	369,510	18,978	2,583	391,071
Commercial real estate construction	24,061	1,054	-	25,115
Total commercial loans	439,441	22,405	3,672	465,518
Total SBA, SBA 504 and commercial loans	$498,476	$29,969	$5,819	$534,264

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$262,299	$2,224	$264,523
Consumer loans
Home equity		44,452	590	45,042
Consumer other		32,015	-	32,015
Total consumer loans		76,467	590	77,057
Total residential mortgage and consumer loans		$338,766	$2,814	$341,580

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,048	$1,181	$-	$1,861	$4,090	$34,773	$38,863
SBA 504 loans	-	-	-	513	513	26,969	27,482
Commercial loans
Commercial other	25	548	-	91	664	49,612	50,276
Commercial real estate	570	-	-	489	1,059	389,286	390,345
Commercial real estate construction	-	-	-	356	356	26,289	26,645
Residential mortgage loans	1,426	1,113	-	3,149	5,688	255,269	260,957
Consumer loans
Home equity	141	80	-	428	649	43,924	44,573
Consumer other	-	-	-	-	-	34,625	34,625
Total loans held for investment	$3,210	$2,922	$-	$6,887	$13,019	$860,747	$873,766
SBA loans held for sale	-	-	-	-	-	13,224	13,224
Total loans	$3,210	$2,922	$-	$6,887	$13,019	$873,971	$886,990

(1)

At March 31, 2016, nonaccrual loans included $293 thousand of TDRs and $243 thousand of loans guaranteed by the SBA.  The remaining $844 thousand of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2015
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,153	$456	$-	$1,764	$3,373	$36,020	$39,393
SBA 504 loans	-	-	-	518	518	28,835	29,353
Commercial loans
Commercial other	157	-	-	10	167	49,165	49,332
Commercial real estate	444	283	-	2,154	2,881	388,190	391,071
Commercial real estate construction	356	-	-	-	356	24,759	25,115
Residential mortgage loans	2,307	1,078	-	2,224	5,609	258,914	264,523
Consumer loans
Home equity	130	3	-	590	723	44,319	45,042
Consumer other	1	-	-	-	1	32,014	32,015
Total loans held for investment	$4,548	$1,820	$-	$7,260	$13,628	$862,216	$875,844
SBA loans held for sale	-	-	-	-	-	13,114	13,114
Total loans	$4,548	$1,820	$-	$7,260	$13,628	$875,330	$888,958

(1)

At December 31, 2015, nonaccrual loans included $293 thousand of TDRs and $288 thousand of loans guaranteed by the SBA.  The remaining $3.0 million of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2016:

	March 31, 2016
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,127	$685	$-
SBA 504 loans	513	513	-
Commercial loans
Commercial real estate	1,297	1,296	-
Total commercial loans	1,297	1,296	-
Total impaired loans with no related allowance	2,937	2,494	-

With an allowance:
SBA loans held for investment (1)	1,784	970	567
Commercial loans
Commercial other	114	91	91
Commercial real estate	-	-	1
Commercial real estate construction	356	356	59
Total commercial loans	470	447	151
Total impaired loans with a related allowance	2,254	1,417	718

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,911	1,655	567
SBA 504 loans	513	513	-
Commercial loans
Commercial other	114	91	91
Commercial real estate	1,297	1,296	1
Commercial real estate construction	356	356	59
Total commercial loans	1,767	1,743	151
Total individually evaluated impaired loans	$5,191	$3,911	$718

(1)	Balances are reduced by amount guaranteed by the SBA of $243 thousand at March 31, 2016.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2015:

	December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$961	$518	$-
SBA 504 loans	2,226	2,226	-
Commercial loans
Commercial real estate	1,365	1,366	-
Total commercial loans	1,365	1,366	-
Total impaired loans with no related allowance	4,552	4,110	-

With an allowance:
SBA loans held for investment (1)	2,203	1,389	705
Commercial loans
Commercial other	33	10	10
Commercial real estate	1,664	1,664	127
Total commercial loans	1,697	1,674	137
Total impaired loans with a related allowance	3,900	3,063	842

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,164	1,907	705
SBA 504 loans	2,226	2,226	-
Commercial loans
Commercial other	33	10	10
Commercial real estate	3,029	3,030	127
Total commercial loans	3,062	3,040	137
Total individually evaluated impaired loans	$8,452	$7,173	$842

(1)	Balances are reduced by amount guaranteed by the SBA of $288 thousand at December 31, 2015.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2016 and 2015.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2016		2015
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$2,004	$2	$1,997	$133
SBA 504 loans	1,652	-	3,871	26
Commercial loans
Commercial other	62	25	1,117	18
Commercial real estate	2,052	13	5,036	62
Commercial real estate construction	238	-	-	-
Total	$6,008	$40	$12,021	$239

(1)	Balances are reduced by the average amount guaranteed by the SBA of $265 thousand and $800 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

TDRs of $1.1 million and $3.3 million are included in the impaired loan numbers as of March 31, 2016 and December 31, 2015, respectively.  The decrease was due to the payoff of two loans and principal pay downs.  At March 31, 2016, there were specific reserves of $78 thousand on TDRs, $38 thousand on performing TDRs and $40 thousand on nonperforming TDRs.  At December 31, 2015, there were specific reserves of $208 thousand on TDRs, $167 thousand on performing TDRs and $41 thousand on nonperforming TDRs.  At March 31, 2016 and December 31, 2015, $293 thousand of TDRs were in nonaccrual status.  The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three months ended March 31, 2016 and 2015 that were deemed to be TDRs.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2016.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance increased during the quarter ended March 31, 2016, to $284 thousand from $162 thousand at December 31, 2015.  The increase in the unallocated portion of the allowance was due to improvements in current period charge off percentages and the rolling off of larger losses in the 2011 period offset by an increase in the environmental factors.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Charge-offs	(86)	-	(228)	-	(28)	-	(342)
Recoveries	11	-	6	-	-	-	17
Net (charge-offs) recoveries	(75)	-	(222)	-	(28)	-	(325)
Provision for loan losses charged to expense	(173)	(143)	224	123	47	122	200
Balance, end of period	$1,713	$598	$6,311	$2,892	$836	$284	$12,634

	For the three months ended March 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Charge-offs	(128)	(589)	(100)	-	(30)	-	(847)
Recoveries	37	-	201	39	-	-	277
Net (charge-offs) recoveries	(91)	(589)	101	39	(30)	-	(570)
Provision for loan losses charged to expense	81	414	(747)	13	73	366	200
Balance, end of period	$1,873	$1,162	$5,624	$2,341	$710	$471	$12,181

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$567	$-	$151	$-	$-	$-	$718
Collectively evaluated for impairment	1,146	598	6,160	2,892	836	284	11,916
Total	$1,713	$598	$6,311	$2,892	$836	$284	$12,634
Loan ending balances:
Individually evaluated for impairment	$1,655	$513	$1,743	$-	$-	$-	$3,911
Collectively evaluated for impairment	37,208	26,969	465,523	260,957	79,198	-	869,855
Total	$38,863	$27,482	$467,266	$260,957	$79,198	$-	$873,766

	December 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$705	$-	$137	$-	$-	$-	$842
Collectively evaluated for impairment	1,256	741	6,172	2,769	817	162	11,917
Total	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Loan ending balances:
Individually evaluated for impairment	$1,907	$2,226	$3,040	$-	$-	$-	$7,173
Collectively evaluated for impairment	37,486	27,127	462,478	264,523	77,057	-	868,671
Total	$39,393	$29,353	$465,518	$264,523	$77,057	$-	$875,844

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2016, a $162 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $138 thousand commitment reserve at December 31, 2015.

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

The accounting changes in this update have been revised to defer the effective date for public business entities to annual reporting periods beginning after December 15, 2017 and the interim periods within that year.  Early adoption is permitted as of the first interim or annual period beginning after December 15, 2016.  The Company is currently evaluating the impact of the standard.

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

ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This eliminates the available for sale classification of accounting for equity securities and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price.  This update requires that equity securities be carried at fair value on the balance sheet and any periodic changes in value will be adjusted through the income statement.  A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the standard.

ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 was issued in three parts: (a) Section A, “Leases: Amendments to the FASB Accounting Standards Codification®,” (b) Section B, “Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®,” and (c) Section C, “Background Information and Basis for Conclusions.” While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant.  The update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged as the majority of operating leases should remain classified as operating leases and the income from them recognized, generally, on a straight-line basis over the lease term. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC 2016-02 mandates a modified retrospective transition for all entities. The Company is currently evaluating the impact of the adoption of ASC 2016-02 on its consolidated financial statements.

NOTE  11.   Derivative Financial Instruments and Hedging Activities

Derivative Financial Instruments

The Company has derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheet as other assets or other liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to any derivative agreement.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  The Company deals only with primary dealers.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore hedges its variable-rate interest payments.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

During the three months ended March 31, 2016, the Company received variable rate Libor payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2016 and 2015, respectively is as follows:

	For the three months ended March 31,
(In thousands, except percentages and years)	2016	2015
Notional amount	$40,000	$-
Weighted average pay rate	1.36%	0.00%
Weighted average receive rate	0.63%	0.00%
Weighted average maturity in years	4.29	0.00
Unrealized loss relating to interest rate swaps	$(520)	$-

At March 31, 2016, the unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of interest rate swap designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

NOTE 12. Repurchase of Subordinated Debentures

On February 26, 2016, the Company repurchased $5.0 million of its outstanding subordinated debentures, reducing its outstanding subordinated debt to $10.3 million.  The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million.  This gain is included in noninterest income on the income statement.

The subordinated debentures were previously issued by Unity (NJ) Statutory Trust III, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., on December 19, 2006 and were due on December 19, 2036.   The floating interest rate was 3 month Libor plus 165 basis points and repriced quarterly.  Upon completion of the transaction, Unity (NJ) Statutory Trust III was dissolved effective March 4, 2016.

These securities qualified as Tier 1 capital under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act and thus repurchasing them reduced Tier 1 capital.

ITEM 2Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2015 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

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

Earnings Summary

Net income totaled $4.2 million, or $0.48 per diluted share for the three months ended March 31, 2016, compared to $1.9 million, or $0.23 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.54% and 21.05%, respectively, compared to 0.82% and 11.08% for the same period a year ago.  Included in net income was a nonrecurring gain from the extinguishment of debt of $2.3 million or $0.17 per share.

During the quarter, the Company repurchased $5.0 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction.  This gain is included in noninterest income on the income statement.

Core operating net income, which excludes the nonrecurring gain on the repurchase of debentures was $2.7 million, or $0.31 per diluted share for the three months ended March 31, 2016, a 40.9 percent increase compared to same period a year ago.  Return on average assets and average common equity net of gains on subordinated debenture were 1.00% and 13.67%, respectively.  Factors contributing to the improvement in core operating results are strong loan growth over the past year, increased levels of noninterest income, improved credit quality and expense control.

First quarter highlights include:

×	Noninterest-bearing demand deposits rose 1.5% and total deposits increased 3.6% since year-end 2015.
×	Net interest income increased 12.1% compared to the prior year’s quarter due to strong loan growth.
×	Net interest margin declined to 3.48% this quarter compared to 3.64% in the prior year’s quarter due to a larger Fed Funds balance.
×	Credit quality continued to improve. Loan charge-offs declined and nonperforming loans fell 26.3%.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2016	2015
Net income per common share - Basic (1)	$0.50	$0.23
Net income per common share - Diluted (1)	$0.48	$0.23
Return on average assets	1.54%	0.82%
Return on average equity (2)	21.05%	11.08%
Efficiency ratio	50.16%	67.30%

The Company’s quarterly performance ratios, net of gain on subordinated debenture, may be found in the table below.

	For the three months ended March 31,
	2016	2015
Net income per common share - Basic (1)	$0.32	$0.23
Net income per common share - Diluted (1)	$0.31	$0.23
Return on average assets	1.00%	0.82%
Return on average equity (2)	13.67%	11.08%
Efficiency ratio	60.05%	67.30%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by average shareholders' equity.

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

During the quarter ended March 31, 2016, tax-equivalent net interest income amounted to $9.0 million, an increase of $965 thousand or 12.0 percent when compared to the same period in 2015.  The net interest margin decreased 16 basis points to 3.48 percent for the quarter ended March 31, 2016, compared to 3.64 percent for the same period in 2015.  The net interest spread was 3.27 percent for the first quarter of 2016, a 17 basis point decrease compared to the same period in 2015.

During the three months ended March 31, 2016, tax-equivalent interest income was $11.2 million, an increase of $1.3 million or 13.0 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

×

Of the $1.3 million net increase in interest income on a tax-equivalent basis, $1.4 million of the increase was due to increased average earning assets, primarily loans, partially offset by  $85 thousand in reduced interest income due to decreased yields on the loan portfolio.

×

The average volume of interest-earning assets increased $145.0 million to $1.0 billion for the first quarter of 2016 compared to $896.5 million for the same period in 2015.  This was due primarily to a $113.3 million increase in average loans, primarily commercial, residential mortgage and consumer loans, along with a $41.4 million increase in federal funds sold and interest-bearing deposits, partially offset by a $10.3 million decrease in average investment securities.

×

The yield on interest-earning assets decreased 16 basis points to 4.33 percent for the three months ended March 31, 2016 when compared to the same period in 2015.  The yield on the loan portfolio decreased 8 basis points to 4.82 percent.

Total interest expense was $2.2 million for the three months ended March 31, 2016, an increase of $325 thousand or 17.4 percent compared to the same period in 2015.  This increase was driven by the increase in average time deposits and increased rates on savings deposits compared to a year ago:

×

Of the $325 thousand increase in interest expense, $375 thousand was due to an increase in the volume of average interest-bearing liabilities, primarily time and savings deposits, partially offset by $50 thousand in reduced interest expense primarily due to a decrease in the rate paid on borrowed funds and subordinated debentures.

×

Interest-bearing liabilities averaged $828.1 million for the first quarter of 2016, an increase of $108.1 million or 15.0 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in average time and savings deposits.

×

The average cost of interest-bearing liabilities increased 1 basis point to 1.06 percent.   The cost of interest-bearing deposits increased 13 basis points to 0.81 percent for the first quarter of 2016 and the cost of borrowed funds and subordinated debentures decreased 74 basis points to 2.83 percent.

Although our net interest income has increased over the periods noted above, we have been impacted by the sustained low interest rate environment.  Recent remarks by the Federal Reserve Open Market Committee (“FOMC”) of the Federal Reserve Board indicate that only gradual increases in the federal funds rates will be warranted as inflation remains low in the near term but rises up to 2 percent over the medium term.

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

Consolidated Average Balance Sheets

 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$78,681	$44	0.22%	$37,280	$9	0.10%
FHLB stock	4,549	52	4.60	3,847	44	4.64
Securities:
Taxable	59,152	363	2.47	67,046	387	2.34
Tax-exempt	9,548	94	3.96	11,984	106	3.59
Total securities (A)	68,700	457	2.68	79,030	493	2.53
Loans:
SBA loans	53,942	721	5.38	48,405	679	5.69
SBA 504 loans	29,232	385	5.30	33,397	346	4.20
Commercial loans	463,927	5,676	4.92	406,095	5,066	5.06
Residential mortgage loans	264,208	2,942	4.48	226,125	2,582	4.63
Consumer loans	78,328	931	4.78	62,355	699	4.55
Total loans (B)	889,637	10,655	4.82	776,377	9,372	4.90
Total interest-earning assets	$1,041,567	$11,208	4.33%	$896,534	$9,918	4.49%

Noninterest-earning assets:
Cash and due from banks	27,006			29,908
Allowance for loan losses	(12,926)			(12,701)
Other assets	45,486			43,206
Total noninterest-earning assets	59,566			60,413
Total assets	$1,101,133			$956,947

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$131,339	$137	0.42%	$126,593	$106	0.34%
Total savings deposits	310,251	366	0.47	290,006	264	0.37
Total time deposits	282,110	951	1.36	211,425	686	1.32
Total interest-bearing deposits	723,700	1,454	0.81	628,024	1,056	0.68
Borrowed funds and subordinated debentures	104,350	735	2.83	91,909	808	3.57
Total interest-bearing liabilities	$828,050	$2,189	1.06%	$719,933	$1,864	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	187,226			161,729
Other liabilities	5,528			4,307
Total noninterest-bearing liabilities	192,754			166,036
Total shareholders' equity	80,329			70,978
Total liabilities and shareholders' equity	$1,101,133			$956,947

Net interest spread		$9,019	3.27%		$8,054	3.44%
Tax-equivalent basis adjustment		(32)			(34)
Net interest income		$8,987			$8,020
Net interest margin			3.48%			3.64%

(A)

Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 35 percent for 2016 and 34 percent for 2015, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 35 percent for 2016 and 34 percent for 2015.

	For the three months ended March 31, 2016 versus March 31, 2015
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$17	$18	$35
FHLB stock	8	-	8
Securities	(69)	33	(36)
Loans	1,419	(136)	1,283
Total interest income	$1,375	$(85)	$1,290
Interest expense:
Demand deposits	$4	$27	$31
Savings deposits	21	81	102
Time deposits	243	22	265
Total interest-bearing deposits	268	130	398
Borrowed funds and subordinated debentures	107	(180)	(73)
Total interest expense	375	(50)	325
Net interest income - fully tax-equivalent	$1,000	$(35)	$965
Decrease in tax-equivalent adjustment			2
Net interest income			$967

Provision for Loan Losses

Provision for loan losses totaled $200 thousand for the three months ended March 31, 2016 and 2015.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
(In thousands)	2016	2015
Branch fee income	$333	$346
Service and loan fee income	255	296
Gain on sale of SBA loans held for sale, net	308	363
Gain on sale of mortgage loans, net	715	344
BOLI income	94	94
Net security gains	94	-
Net gain on subordinated debenture	2,264	-
Other income	217	198
Total noninterest income	$4,280	$1,641

For the three months ended March 31, 2016, noninterest income increased $2.6 million to $4.3 million, compared to the same period last year.  Quarterly noninterest income increased due to a nonrecurring gain on the repurchase of subordinated debentures.  The Company repurchased $5.0 million of its outstanding debentures on February 26, 2016.  The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction.  Excluding the nonrecurring gain, noninterest income increased $375 thousand to $2.0 million due to higher gains on the sale of mortgage loans.

Changes in our noninterest income for the three months ended March 31, 2016 versus 2015 reflect:

·	Branch fee income declined in the quarterly period due to lower levels of overdraft fees, partially offset by increased fees from our commercial analysis checking accounts.
·

Service and loan fee income declined in the quarterly period due to reduced loan late charges and payoff fees, combined with lower SBA servicing fees as our serviced loan portfolio declined compared to the same quarter a year ago.

·

SBA loan sales totaled $3.5 million during each quarter with net gains on sale of $308 thousand and $363 thousand, respectively.  Lower net gains on sale were realized during the first quarter 2016 due to the sale of shorter-term loans with lower premiums on sale compared to the prior year’s quarter.

·

Sales of mortgage loans totaled $25.0 million for the three months ended March 31, 2016 compared to $15.0 million for the three months ended March 31, 2015, with net gains on the sale of $715 thousand and $344 thousand, respectively.

·	Security gains totaled $94 thousand for the quarter. There were no gains on the sale of securities in the quarter-ended March 31, 2015.
·	Other income increased in the quarterly period primarily due to increased services charges on cash orders and visa check cards.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
(In thousands)	2016	2015
Compensation and benefits	$3,549	$3,472
Occupancy	618	672
Processing and communications	598	596
Furniture and equipment	420	373
Professional services	255	236
Loan costs	198	221
OREO expenses	24	35
Deposit insurance	160	183
Advertising	241	182
Other expenses	544	532
Total noninterest expense	$6,607	$6,502

Noninterest expense increased $105 thousand to $6.6 million for the three months ended March 31, 2016.

Changes in noninterest expense for the three months ended March 31, 2016 versus 2015 reflect:

·

Compensation and benefits expense, the largest component of noninterest expense, increased $77 thousand for the three months ended March 31, 2016.  Expenses have increased due to higher employee benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

·	Occupancy expense decreased $54 thousand due to lower seasonal snow removal expense and property rental expense following the purchase of our headquarters.
·	Processing and communications expenses remained relatively flat for the three months ending March 31, 2016 when compared to the same period in the prior year.
·	Furniture and equipment expense increased $47 thousand due to higher network and software maintenance expense as we continue to upgrade our current technology.
·	Professional service fees increased $19 thousand due to higher consulting and external audit expense.
·	Loan costs decreased $23 thousand due to lower property tax and appraisal expense.
·	OREO expenses decreased $11 thousand due to improved credit quality and proceeds from the sale of an OREO property.
·	Deposit insurance expense decreased $23 thousand due to a lower quarterly assessment resulting from a lower rate as our financial ratios continue to improve.
·	Advertising expense increased $59 thousand due to higher community relations, marketing, and printing expense.
·	Other expenses remained relatively flat for the three months ended March 31, 2016 when compared to the same period in the prior year.

Income Tax Expense

For the quarter ended March 31, 2016, the Company reported income tax expense of $2.3 million for an effective tax rate of 34.9 percent, compared to an income tax expense of $1.0 million and an effective tax rate of 34.5 percent for the prior year’s quarter.

Financial Condition at March 31, 2016

Total assets increased $36.1 million or 3.3 percent, to $1.1 billion at March 31, 2016,  when compared to year end 2015.  This increase was primarily due to an increase of $38.3 million in cash and cash equivalents, partially offset by decreases of $4.6 million in securities and $1.8 million in net loans.

Total deposits increased $32.3 million, due to increases of $19.5 million in savings deposits,$11.9 million in time deposits and $2.8 million in noninterest-bearing demand deposits, partially offset by a decrease of $1.8 million in interest-bearing demand deposits.  Borrowed funds increased $3.0 million due to an increase of $10.0 million in term borrowings offset by a decrease of $7.0 million in overnight borrowings.  Subordinated debentures decreased $5.2 million due to the repurchase of subordinated debentures during the three months ended March 31, 2016.

Total shareholders’ equity increased $3.8 million over year end 2015, primarily due to earnings less the dividends paid for the three months ended March 31, 2016.  These fluctuations are discussed in further detail in the paragraphs that follow.

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

AFS securities totaled $48.6 million at March 31, 2016, a decrease of $4.3 million or 8.1 percent, compared to $52.9 million at December 31, 2015.  This net decrease was the result of:

-	$3.9 million in principal payments and maturities,
-	$2.5 million in sales net of realized gains, which consisted of municipal securities and agency securities and
-	$79 thousand in net amortization of premiums, partially offset by
-	$2.1 million from the purchase of one agency note and three equity or community bank holdings, and
-

$57 thousand of appreciation in the market value of the portfolio. At March 31, 2016, the portfolio had a net unrealized gain of $54 thousand compared a net unrealized loss of $4 thousand at December 31, 2015. These net unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 3.8 years and 4.0 years at March 31, 2016 and December 31, 2015, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $18.2 million at March 31, 2016, a decrease of $308 thousand or 1.7 percent, from year end 2015.  This decrease was the result of:

-	$296 thousand in principal payments and maturities and
-	$12 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.5 years at March 31, 2016 and December 31, 2015.  As of March 31, 2016 and December 31, 2015, the fair value of HTM securities was $18.6 million.

The average balance of taxable securities amounted to $59.2 million for the three months ended March 31, 2016, compared to $67.0 million for the same period in 2015.  The average yield earned on taxable securities increased 13 basis points, to 2.47 percent for the three months ended March 31, 2016, from 2.34 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $9.5 million for the three months ended March 31, 2016, compared to $12.0 million for the same period in 2015.  The average yield earned on tax-exempt securities increased 37 basis points, to 3.96 percent for the three months ended March 31, 2016, from 3.59 percent for the same period in 2015.

Securities with a carrying value of $19.2 million and $18.5 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 85 percent of the total investment portfolio had a fixed rate of interest at March 31, 2016.

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

Total loans decreased $2.0 million or 0.2 percent to $887.0 million at March 31, 2016, compared to $889.0 million at year end 2015.  Residential mortgage, SBA 504, and SBA loans decreased $3.6 million, $1.9 million, and $420 thousand, respectively, partially offset by increases of $2.1 million and $1.7 million in consumer and commercial loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$38,863	4.4%	$39,393	4.4%
SBA 504 loans	27,482	3.1	29,353	3.3
Commercial loans	467,266	52.7	465,518	52.3
Residential mortgage loans	260,957	29.4	264,523	29.8
Consumer loans	79,198	8.9	77,057	8.7
Total loans held for investment	873,766	98.5	875,844	98.5
SBA loans held for sale	13,224	1.5	13,114	1.5
Total loans	$886,990	100.0%	$888,958	100.0%

Average loans increased $113.3 million or 14.6 percent to $889.6 million for the three months ended March 31, 2016 from  $776.4 million for the same period in 2015.  The increase in average loans was due to increases in residential mortgages, commercial loans, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio decreased 8 basis points to 4.82 percent for the three months ended March 31, 2016 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.2 million at March 31, 2016, an increase of $110 thousand from $13.1 million at December 31, 2015.   SBA 7(a) loans held to maturity amounted to $38.9 million at March 31, 2016, a decrease of $530 thousand from $39.4 million at December 31, 2015.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.38 percent for the three months ended March 31, 2016, compared to 5.69 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $79.8 million and $80.0 million in SBA loans were sold but serviced by the Company at March 31, 2016 and December 31, 2015, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At March 31, 2016, SBA 504 loans totaled $27.5 million, a decrease of $1.9 million from $29.4 million at December 31, 2015.  The yield on SBA 504 loans increased 110 basis points to 5.30 percent for the three months ended March 31, 2016, from 4.20 percent for the same period in 2015.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $467.3 million at March 31, 2016, an increase of $1.7 million from year end 2015.  The yield on commercial loans was 4.92 percent for the three months ended March 31, 2016, compared to 5.06 percent for the same period in 2015.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $261.0 million at March 31, 2016, a decrease of $3.6 million from year end 2015.  Sales of mortgage loans totaled $25.0 million for the three months ended March 31, 2016.  Approximately $11.9 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.48 percent for the three months ended March 31, 2016, compared to 4.63 percent for the same period in 2015.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $79.2 million, an increase of $2.1 million from year end 2015.  The yield on consumer loans was 4.78 percent for the three months ended March 31, 2016, compared to 4.55 percent for the same period in 2015.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2016 and December 31, 2015,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

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

At March 31, 2016, there were five loans totaling $1.1 million that were classified as TDRs by the Company and deemed impaired, compared to seven such loans totaling $3.3 million at December 31, 2015.  Nonperforming loans included $293 thousand of TDRs as of March 31, 2016 and December 31, 2015.  Restructured loans that are placed in nonaccrual status may be removed after 6 months of contractual payments and the borrower showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$37	$293	$330	$431	$293	$724
SBA 504 loans	-	-	-	1,708	-	1,708
Commercial real estate	807	-	807	876	-	876
Total	$844	$293	$1,137	$3,015	$293	$3,308

Through March 31, 2016, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.  The following table shows the types of modifications done to date by class through March 31, 2016:

	March 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial real estate	Total
Type of modification:
Principal only	$8	$-	$-	$8
Interest only with nominal principal	168	-	-	168
Interest with extra principal	-	-	807	807
Previously modified back to original terms	154	-	-	154
Total TDRs	$330	$-	$807	$1,137

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonperforming by category:
SBA loans held for investment (1)	$1,861	$1,764	$1,720
SBA 504 loans	513	518	466
Commercial loans	936	2,164	4,514
Residential mortgage loans	3,149	2,224	1,748
Consumer loans	428	590	693
Total nonperforming loans (2)	$6,887	$7,260	$9,141
OREO	1,417	1,591	1,975
Total nonperforming assets	$8,304	$8,851	$11,116
Past due 90 days or more and still accruing interest:
Commercial loans	$-	$-	$5
Total past due 90 days or more and still accruing interest	$-	$-	$5
Nonperforming loans to total loans	0.78%	0.82%	1.16%
Nonperforming loans and TDRs to total loans (3)	0.87	1.16	1.61
Nonperforming assets to total loans and OREO	0.93	0.99	1.41
Nonperforming assets to total assets	0.74	0.82	1.07
(1) Guaranteed SBA loans included above	$243	$288	$270
(2) Nonperforming TDRs included above	293	293	2,911
(3) Performing TDRs	844	3,015	3,458

Nonperforming loans were $6.9 million at March 31, 2016, a $373 thousand decrease from $7.3 million at year end 2015 and a $2.3 million decrease from $9.1 million at March 31, 2015.  Since year end 2015, nonperforming loans in the commercial, SBA 504, and consumer loan segments decreased, partially offset by an increase in residential mortgage and SBA loan segments.  Included in nonperforming loans at March 31, 2016 are approximately $243 thousand of loans guaranteed by the SBA, compared to $288 thousand at December 31, 2015 and $270 thousand at March 31, 2015.  In addition, there were no loans past due 90 days or more and still accruing interest at March 31, 2016, and December 31, 2015, compared to $5 thousand at March 31, 2015.

OREO properties totaled $1.4 million at March 31, 2016, a decrease of $174 thousand from $1.6 million at year end 2015 and a $558 thousand decrease from $2.0 million at March 31, 2015.  During the three months ended March 31, 2016, the Company took title to one new property valued at $1.0 million that resulted in a charge to the allowance of $200 thousand.  One OREO property was sold, resulting in net gain on sale of $88 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.8 million at March 31, 2016, a decrease of $462 thousand from $2.3 million at December 31, 2015.  The decrease is due to the deletion of one loan totaling $52 thousand as well as the payoff of a loan totaling $391 thousand.

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

The allowance for loan losses totaled $12.6 million at March 31, 2016, compared to $12.8 million and $12.2 million at December 31, 2015 and March 31, 2015, respectively, with resulting allowance to total loan ratios of 1.42 percent, 1.44 percent, and 1.55 percent, respectively.  Net charge-offs amounted to $325 thousand for the three months ended March 31, 2016, compared to $270 thousand for the same period in 2015. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2016	2015
Balance, beginning of period	$12,759	$12,551
Provision for loan losses charged to expense	200	200
Less: Chargeoffs
SBA loans held for investment	86	128
SBA 504 loans	-	589
Commercial loans	228	100
Consumer loans	28	30
Total chargeoffs	342	847
Add: Recoveries
SBA loans held for investment	11	37
Commercial loans	6	201
Residential mortgage loans	-	39
Total recoveries	17	277
Net chargeoffs	325	570
Balance, end of period	$12,634	$12,181
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	0.56%	0.76%
SBA 504 loans	-	7.15
Commercial loans	0.19	(0.10)
Residential mortgage loans	-	(0.07)
Consumer loans	0.14	0.20
Total loans	0.15	0.30
Allowance to total loans	1.42	1.55
Allowance to nonperforming loans	183.45%	133.26%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2016, a $162 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $138 thousand commitment reserve at December 31, 2015.

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

Total deposits increased $32.3 million to $926.8 million at March 31, 2016, from $894.5 million at December 31, 2015.  This increase in deposits was due to increases of $19.5 million in savings deposits, $11.9 million in time deposits and $2.8 million in noninterest-bearing demand deposits, partially offset by a  decrease of $1.8 million in interest-bearing demand deposits.

The Company’s deposit composition at March 31, 2016, consisted of 34.6 percent savings deposits, 31.2 percent time deposits, 20.3 percent noninterest-bearing demand deposits and 13.9 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $105.3 million and $107.5 million at March 31, 2016 and December 31, 2015, respectively, and are broken down in the following table:

(In thousands)	March 31, 2016	December 31, 2015
FHLB borrowings:
Fixed rate advances	$50,000	$50,000
Adjustable rate advances	30,000	20,000
Overnight advances	-	7,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	10,310	15,465
Total borrowed funds and subordinated debentures	$105,310	$107,465

The Bank had a $10.0 million FHLB borrowing with a rate of 4.27% maturing on April 5, 2017.  The FHLB offered to modify the Bank’s borrowing.  On March 23, 2016, this $10.0 million FHLB advance was modified into a 4.75 year no-call 1 year (callable quarterly) at a rate of 2.10%.

On February 26, 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, reducing its outstanding subordinated debt to $10.3 million.  The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction.

In March 2016, the FHLB issued a $55 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

At March 31, 2016, the Company had $62.0 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2016, is a decline of 0.45 percent in a rising-rate environment and a decrease of 1.28 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2016 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2015, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.80 percent in a rising-rate environment and a decrease of 0.84 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2016, the balance of cash and cash equivalents was $126.5 million, an increase of $38.3 million from December 31, 2015.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $6.2 million and $561 thousand in net cash for the three months ended March 31, 2016 and 2015, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses, depreciation and amortization, and proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities provided $2.3 million and used $21.4 million in net cash for the three months ended March 31, 2016 and 2015, respectively.  Cash was primarily provided by cash inflows from sales, maturities and paydowns on securities and proceeds from the sale of OREO, partially offset by purchases of premises and equipment and securities available for sale.

×

Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $48.3 million and $52.6 million at March 31, 2016 and December 31, 2015, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $12.3 million.

×

Loans.  The SBA loans held for sale portfolio amounted to $13.2 million and $13.1 million at March 31, 2016 and December 31, 2015, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

×

Outstanding Commitments.  The Company was committed to advance approximately $161.7 million to its borrowers as of March 31, 2016, compared to $138.3 million at December 31, 2015.  At March 31, 2016, $73.0 million of these commitments expire within one year, compared to $51.3 million at December 31, 2015.  The Company had $2.7 million in standby letters of credit at March 31, 2016, compared to $1.8 million December 31, 2015, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $29.9 million in net cash for the three months ended March 31, 2016, compared to $24.9 million for the same period in the prior year, primarily due to an increase in the Company’s deposits and proceeds from new borrowings partially offset by repayments of borrowings.

×

Deposits.  As of March 31, 2016, deposits included $105.9 million of Government deposits, as compared to $112.7 million at year end 2015.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $99.0 million of deposits from twelve municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

×

Borrowed Funds.  Total FHLB borrowings amounted to $80.0 million and $77.0 million as of March 31, 2016 and December 31, 2015, respectively.  Third party repurchase agreements totaled $15.0 million as of both March 31, 2016 and December 31, 2015.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2016, pledging provided an additional $62.0 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trust II, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses and cash dividends on common stock.

At March 31, 2016, the Parent Company had $1.3 million in cash and cash equivalents and $249 thousand in investment securities valued at fair market value, compared to $466 thousand in cash and cash equivalents and $216 thousand in investment securities at December 31, 2015.

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

The interim final rule includes  a new capital conservation buffer risk that will be phased-in from 2015 to 2019 for most state nonmember banks.  The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, when fully phased in, which is in addition to the Tier 1 and total risk-based capital requirements.  The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.  The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company and the Bank on January 1, 2015.

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

The Company’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of March 31, 2016
Leverage ratio	$91,357	8.31%	≥ $	43,973	4.00%	N/A	N/A
CET1	81,357	9.77		37,491	4.50	N/A	N/A
Tier I risk-based capital ratio	91,357	10.97		49,988	6.00	N/A	N/A
Total risk-based capital ratio	101,800	12.22		66,650	8.00	N/A	N/A
As of December 31, 2015
Leverage ratio	$92,442	8.82%	≥ $	41,934	4.00%	N/A	N/A
CET1	77,442	9.37		37,210	4.50	N/A	N/A
Tier I risk-based capital ratio	92,442	11.18		49,613	6.00	N/A	N/A
Total risk-based capital ratio	102,809	12.43		66,151	8.00	N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2016
Leverage ratio	$80,624	7.34%	≥ $	43,930	4.00%	≥ $	54,912	5.00%
CET1	80,624	9.70		37,395	4.50		54,016	6.50
Tier I risk-based capital ratio	80,624	9.70		49,861	6.00		66,481	8.00
Total risk-based capital ratio	99,542	11.98		66,481	8.00		83,101	10.00
As of December 31, 2015
Leverage ratio	$83,316	7.95%	≥ $	41,908	4.00%	≥ $	52,385	5.00%
CET1	83,316	10.08		37,193	4.50		53,723	6.50
Tier I risk-based capital ratio	83,316	10.08		49,590	6.00		66,120	8.00
Total risk-based capital ratio	102,179	12.36		66,120	8.00		82,650	10.00

The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement.  To meet the requirement when it is fully phased in, common equity Tier 1 capital must be maintained at an amount that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios.  The requirement will be phased in over a four year period, which has been implemented by the Bank starting January 1, 2016.

At March 31, 2016 and December 31, 2015, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

Shareholders’ Equity

Shareholders’ equity increased  $3.8 million to $82.3 million at March 31, 2016 compared to $78.5 million at December 31, 2015, primarily due to net income of $4.2 million.  Other items impacting shareholders’ equity included  $150 thousand from the issuance of common stock under employee benefit plans, partially offset by $234 thousand in accumulated other comprehensive loss related to the fair value of AFS securities, cash flow hedges and prior service costs, net of tax, recorded in conjunction with a defined benefit plan.   Additionally, $315 thousand of common stock dividends were paid.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2016 or 2015.  The Company currently has no plans on repurchasing its common stock.

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

ITEM 3Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2016, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4Controls and Procedures

a)

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1ARisk Factors

Information regarding this item as of March 31, 2016 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3Defaults upon Senior Securities - None

ITEM 4Mine Safety Disclosures - N/A

ITEM 5Other Information - None

ITEM 6Exhibits

(a)	(a) Exhibits	Description
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
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

UNITY BANCORP, INC.

Dated: May 10, 2016	/s/ Alan J. Bedner, Jr.
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