Form 10-Q
period 2016-06-30
UNITY BANCORP INC /NJ/
filed 2016-08-08
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2016 common stock, no par value: 8,486,832 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$20,169	$22,681
Federal funds sold and interest-bearing deposits	75,908	65,476
Cash and cash equivalents	96,077	88,157
Securities:
Securities available for sale	45,266	52,865
Securities held to maturity (fair value of $29,333 and $18,607 respectively)	28,728	18,471
Total securities	73,994	71,336
Loans:
SBA loans held for sale	13,245	13,114
SBA loans held for investment	40,006	39,393
SBA 504 loans	27,038	29,353
Commercial loans	481,713	465,518
Residential mortgage loans	268,774	264,523
Consumer loans	84,267	77,057
Total loans	915,043	888,958
Allowance for loan losses	(12,758)	(12,759)
Net loans	902,285	876,199
Premises and equipment, net	20,397	15,171
Bank owned life insurance ("BOLI")	13,568	13,381
Deferred tax assets	6,223	5,968
Federal Home Loan Bank ("FHLB") stock	5,092	4,600
Accrued interest receivable	3,953	3,884
Other real estate owned ("OREO")	1,702	1,591
Goodwill and other intangibles	1,516	1,516
Other assets	3,563	3,063
Total assets	$1,128,370	$1,084,866
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$210,024	$185,267
Interest-bearing demand	117,189	130,605
Savings	318,184	301,447
Time, under $100,000	144,394	134,468
Time, $100,000 and over, under $250,000	91,770	104,106
Time, $250,000 and over	30,637	38,600
Total deposits	912,198	894,493
Borrowed funds	114,000	92,000
Subordinated debentures	10,310	15,465
Accrued interest payable	368	461
Accrued expenses and other liabilities	6,527	3,977
Total liabilities	1,043,403	1,006,396
Commitments and contingencies
Shareholders' equity:
Common stock	59,844	59,371
Retained earnings	25,916	19,566
Accumulated other comprehensive (loss)	(793)	(467)
Total shareholders' equity	84,967	78,470
Total liabilities and shareholders' equity	$1,128,370	$1,084,866

Issued and outstanding common shares	8,487	8,436

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$41	$6	$85	$16
FHLB stock	55	38	107	81
Securities:
Taxable	427	363	791	750
Tax-exempt	55	71	117	143
Total securities	482	434	908	893
Loans:
SBA loans	788	605	1,509	1,284
SBA 504 loans	344	369	729	715
Commercial loans	5,860	5,276	11,538	10,342
Residential mortgage loans	2,937	2,716	5,878	5,298
Consumer loans	980	774	1,911	1,473
Total loans	10,909	9,740	21,565	19,112
Total interest income	11,487	10,218	22,665	20,102
INTEREST EXPENSE
Interest-bearing demand deposits	124	103	261	209
Savings deposits	381	271	748	535
Time deposits	954	725	1,904	1,411
Borrowed funds and subordinated debentures	686	750	1,421	1,558
Total interest expense	2,145	1,849	4,334	3,713
Net interest income	9,342	8,369	18,331	16,389
Provision for loan losses	400	—	600	200
Net interest income after provision for loan losses	8,942	8,369	17,731	16,189
NONINTEREST INCOME
Branch fee income	286	373	619	719
Service and loan fee income	267	466	522	762
Gain on sale of SBA loans held for sale, net	637	—	945	363
Gain on sale of mortgage loans, net	593	687	1,308	1,031
BOLI income	93	95	187	189
Net security gains	81	28	175	28
Gain on repurchase of subordinated debt	—	—	2,264	—
Other income	277	244	494	442
Total noninterest income	2,234	1,893	6,514	3,534
NONINTEREST EXPENSE
Compensation and benefits	3,709	3,481	7,258	6,952
Occupancy	513	601	1,131	1,273
Processing and communications	600	614	1,198	1,210
Furniture and equipment	395	422	815	795
Professional services	239	242	494	478
Loan costs	59	160	257	382
OREO expenses	82	67	105	103
Deposit insurance	165	150	326	333
Advertising	303	343	544	525
Other expenses	663	572	1,210	1,103
Total noninterest expense	6,728	6,652	13,338	13,154
Income before provision for income taxes	4,448	3,610	10,907	6,569
Provision for income taxes	1,624	1,182	3,878	2,202
Net income	$2,824	$2,428	$7,029	$4,367

Net income per common share - Basic	$0.33	$0.29	$0.83	$0.52
Net income per common share - Diluted	$0.33	$0.28	$0.82	$0.51

Weighted average common shares outstanding - Basic	8,471	8,425	8,465	8,421
Weighted average common shares outstanding - Diluted	8,608	8,524	8,597	8,519
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	June 30, 2016			June 30, 2015
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$4,448	$1,624	$2,824	$3,610	$1,182	$2,428
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	284	109	175	(201)	(80)	(121)
Less: reclassification adjustment for gains on securities included in net income	81	28	53	28	10	18
Total unrealized gains (losses) on securities available for sale	203	81	122	(229)	(90)	(139)

Adjustments related to defined benefit plan:
Initial recognition of prior service cost	—	—	—	(830)	(332)	(498)
Amortization of prior service cost	21	7	14	42	17	25
Total adjustments related to defined benefit plan	21	7	14	(788)	(315)	(473)

Net unrealized (losses) from cash flow hedges:
Unrealized holding loss on cash flow hedges arising during the period	(366)	(138)	(228)	—	—	—
Total unrealized loss on cash flow hedges	(366)	(138)	(228)	—	—	—
Total other comprehensive (loss)	(142)	(50)	(92)	(1,017)	(405)	(612)
Total comprehensive income	$4,306	$1,574	$2,732	$2,593	$777	$1,816

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the six months ended
	June 30, 2016			June 30, 2015
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$10,907	$3,878	$7,029	$6,569	$2,202	$4,367
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	436	164	272	(139)	(55)	(84)
Less: reclassification adjustment for gains on securities included in net income	175	61	114	28	10	18
Total unrealized gains (losses) on securities available for sale	261	103	158	(167)	(65)	(102)

Adjustments related to defined benefit plan:
Initial recognition of prior service cost	—	—	—	(830)	(332)	(498)
Amortization of prior service cost	41	7	34	42	17	25
Total adjustments related to defined benefit plan	41	7	34	(788)	(315)	(473)

Net unrealized (losses) from cash flow hedges:
Unrealized holding loss on cash flow hedges arising during the period	(858)	(340)	(518)	—	—	—
Total unrealized loss on cash flow hedges	(858)	(340)	(518)	—	—	—
Total other comprehensive income (loss)	(556)	(230)	(326)	(955)	(380)	(575)
Total comprehensive income	$10,351	$3,648	$6,703	$5,614	$1,822	$3,792
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2016 and 2015
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2015	8,436	$59,371	$19,566	$(467)	$78,470
Net income			7,029		7,029
Other comprehensive loss, net of tax				(326)	(326)
Dividends on common stock ($0.08 per share)		48	(679)		(631)
Common stock issued and related tax effects (1)	51	425			425
Balance, June 30, 2016	8,487	$59,844	$25,916	$(793)	$84,967

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2014	8,388	$58,785	$11,195	$143	$70,123
Net income			4,367		4,367
Other comprehensive loss, net of tax				(575)	(575)
Dividends on common stock ($0.06 per share)		33	(507)		(474)
Common stock issued and related tax effects (1)	37	249			249
Balance, June 30, 2015	8,425	$59,067	$15,055	$(432)	$73,690

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
໿

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$7,029	$4,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	600	200
Net amortization of purchase premiums and discounts on securities	172	279
Depreciation and amortization	504	352
Deferred income tax expense	10	345
Net security gains	(175)	(28)
Gain on sale of subordinated debt	(2,264)	—
Stock compensation expense	271	226
(Loss) gain on sale of OREO	(44)	22
Gain on sale of mortgage loans held for sale, net	(783)	(911)
Gain on sale of SBA loans held for sale, net	(945)	(363)
Origination of mortgage loans held for sale	(51,052)	(42,184)
Origination of SBA loans held for sale	(11,174)	(9,866)
Proceeds from sale of mortgage loans held for sale, net	51,835	43,095
Proceeds from sale of SBA loans held for sale, net	11,563	3,829
BOLI income	(187)	(189)
Net change in other assets and liabilities	1,226	733
Net cash provided by (used in) financing activities	6,586	(93)
INVESTING ACTIVITIES
Purchases of securities held to maturity	(11,109)	—
Purchases of securities available for sale	(4,249)	(1,002)
Purchases of FHLB stock, at cost	(3,012)	(9,570)
Maturities and principal payments on securities held to maturity	823	1,350
Maturities and principal payments on securities available for sale	5,547	4,414
Proceeds from sales of securities available for sale	6,594	528
Proceeds from redemption of FHLB stock	2,520	9,967
Proceeds from sale of OREO	1,518	1,044
Net increase in loans	(27,585)	(55,953)
Purchases of premises and equipment	(6,001)	(676)
Net cash used in investing activities	(34,954)	(49,898)
FINANCING ACTIVITIES
Net increase in deposits	17,705	21,086
Proceeds from new borrowings	59,000	50,000
Repayments of borrowings	(37,000)	(60,000)
Repurchase of subordinated debentures	(2,891)	—
Proceeds from exercise of stock options	105	—
Dividends on common stock	(631)	(474)
Net cash provided by financing activities	36,288	10,612
Increase (decrease) in cash and cash equivalents	7,920	(39,379)
Cash and cash equivalents, beginning of period	88,157	129,821
Cash and cash equivalents, end of period	$96,077	$90,442

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
(In thousands)	2016	2015
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,427	$3,767
Income taxes paid	3,112	1,868
Noncash investing activities:
Capitalization of servicing rights	835	240
Transfer of loans to OREO	1,473	2,194

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2016

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Stock Transactions

Stock Option Plans
The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the six months ended June 30, 2016 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2015	475,396	$7.09	5.1	$2,562,175
Options granted	89,000	11.06
Options exercised	(18,525)	5.65
Options forfeited	—	—
Options expired	—	—
Outstanding at June 30, 2016	545,871	$7.79	5.4	$2,685,821
Exercisable at June 30, 2016	392,042	$6.81	3.9	$2,312,616

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2016, 1,920,529 shares have been reserved for issuance upon the exercise of options, 545,871 option grants are outstanding, and 1,271,073 option grants have been exercised, forfeited or expired, leaving 103,585 shares available for grant.

The fair values of the options granted during the three and six months ended June 30, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Number of options granted	—	—	89,000	40,000
Weighted average exercise price	$—	$—	$11.06	$9.12
Weighted average fair value of options	$—	$—	$3.50	$3.82
Expected life in years (1)	0.00	0.00	6.85	6.69
Expected volatility (2)	—%	—%	31.91%	46.76%
Risk-free interest rate (3)	—%	—%	1.79%	1.80%
Dividend yield (4)	—%	—%	1.44%	1.33%
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Number of options exercised	18,525	—	18,525	—
Total intrinsic value of options exercised	$116,992	—	$116,992	—
Cash received from options exercised	—	—	—	—
Tax deduction realized from options	—	—	—	—

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	87,000	2.7	$3.85	87,000	$3.85
4.01 - 8.00	265,425	4.9	6.79	247,593	6.71
8.01 - 12.00	102,551	9.1	9.71	15,554	9.32
12.01 - 16.00	90,895	5.4	12.32	41,895	12.62
Total	545,871	5.4	$7.79	392,042	$6.81

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2016 and 2015 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Compensation expense	$57,765	$39,072	$113,748	$68,990
Income tax benefit	23,684	15,605	46,466	27,555

As of June 30, 2016, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $430 thousand.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2016:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2015	80,800	$8.50
Granted	30,350	11.21
Cancelled	(2,000)	5.35
Vested	(14,950)	8.26
Nonvested restricted stock at June 30, 2016	94,200	$9.48

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2016,  471,551 shares of restricted stock were reserved for issuance, of which 146,350 shares are available for grant.

Restricted stock awards granted during the three and six months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Number of shares granted	—	—	30,350	34,800
Average grant date fair value	$—	$—	$11.21	$9.27

Compensation expense related to restricted stock for the three and six months ended June 30, 2016 and 2015 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Compensation expense	$81,110	$79,961	$157,229	$157,510
Income tax benefit	32,545	31,937	64,230	62,909

As of June 30, 2016, there was approximately $716 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $179 thousand and $145 thousand to the Plan during the six months ended June 30, 2016 and 2015, and $90 thousand and $69 thousand during the three months ended June 30, 2016 and 2015, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $31.6 thousand and $26.3 thousand during the six months ended June 30, 2016 and 2015, and $4.9 thousand and $5.4 thousand during the three months ended June 30, 2016 and 2015, respectively.  The interest paid on the deferred balances totaled $14.9 thousand and $12.8 thousand during the six months ended June 30, 2016 and 2015, and $7.6 thousand and $6.5 thousand during the three months ended June 30, 2016 and 2015, respectively.  No fees were distributed in 2016 and 2015, respectively.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, the Company established in 2015 an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits.  Upon separation from service after age 66, the President and CEO will be entitled to an annual benefit in the amount of $156 thousand, payable in fifteen annual installments subject to annual 2% increases. The future payments are estimated to total $2.7 million.  A discount rate of 3.84% was used to calculate the present value of the benefit obligation.
The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and vests an additional 3% each year until fully vested on January 1, 2024. In the event that the President and CEO’s separation from service from the company were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service.  Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntarily terminated for reasons other than “cause” or the President and CEO resigns for “good reason”, as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a position that is not a “Comparable Position”, as such is also defined in the SERP, the President and CEO shall become 100% vested in the full retirement benefit.
No contributions or payments have been made during the three and six months ended June 30, 2016. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and six months ended June 30, 2016:

(In thousands)	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Service cost	$16	$31
Interest cost	9	19
Amortization of prior service cost	21	41
Net periodic benefit cost	$46	$91
The following table summarizes the changes in benefit obligations of the defined benefit plan during the six months ended June 30, 2016:

(In thousands)	For the six months ended June 30, 2016
Benefit obligation, beginning of year	$923
Service cost	31
Interest cost	19
Actuarial gain (loss)	—
Benefit obligation, end of period	$973
On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with certain key executive officers. The Plan has an effective date of January 1, 2015.

The Plan is an unfunded, nonqualified deferred compensation plan.  For any Plan Year, a guaranteed annual Deferral Award percentage of seven and one half percent (7.5%) of the participant’s annual base salary will be credited to each Participant’s Deferred Benefit Account.  A discretionary annual Deferral Award equal to seven and one half percent (7.5%) of the participant’s annual base salary may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix.  The total Deferral Award shall never exceed fifteen percent (15%) for any given Plan Year.  Each Participant shall be one hundred percent 100% vested in all Deferral Awards as of the date they are awarded.
As of June 30, 2016, the Company had total year to date expenses of $30 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand and 2 thousand for the three and six months ended June 30, 2016 and 2015, respectively.

Other-Than-Temporary Impairment

The Company has a process in place to identify securities that could potentially incur credit impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include: (1)the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a forecasted period of time that allows for the recovery in value.

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

Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  Increases or decreases in the valuation reserve are charged or credited to the income tax provision.When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income	$2,824	$2,428	$7,029	$4,367
Weighted average common shares outstanding - Basic	8,471	8,425	8,465	8,421
Plus: Potential dilutive common stock equivalents	137	99	132	98
Weighted average common shares outstanding - Diluted	8,608	8,524	8,597	8,519
Net income per common share - Basic	$0.33	$0.29	$0.83	$0.52
Net income per common share - Diluted	0.33	0.28	0.82	0.51
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	153	141	170	127

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

For the quarter ended June 30, 2016, the Company reported income tax expense of $1.6 million for an effective tax rate of 36.5 percent, compared to an income tax expense of $1.2 million and an effective tax rate of 32.7 percent for the prior year’s quarter. For the six months ended June 30, 2016, the Company reported income tax expense of $3.9 million for an effective tax rate of 35.6 percent, compared to an income tax expense of $2.2 million and an effective tax rate of 33.5 percent for the six months ended June 30, 2015. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2016 or 2015.  The Company did not have an accrual for uncertain tax positions as of June 30, 2016 or December 31, 2015, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2011 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income (a)

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015, net of tax:

	For the three months ended June 30,
	2016				2015
(In thousands)	Net unrealized gains on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive loss	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive income (loss)

Balance at March 31,	$34	$(428)	$(307)	$(701)	$180	$—	$180

Other comprehensive (loss) income before reclassification	175	—	(228)	(53)	(121)	(498)	(619)
Less amounts reclassified from accumulated other comprehensive loss	53	(14)	—	39	18	(25)	(7)
Period change	122	14	(228)	(92)	(139)	(473)	(612)
Balance at June 30,	$156	$(414)	$(535)	$(793)	$41	$(473)	$(432)
(a) All amounts are net of tax.

	For the six months ended June 30,
	2016				2015
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive loss	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive income

Balance at December 31,	$(2)	$(448)	$(17)	$(467)	$143	$—	$143

Other comprehensive (loss) income before reclassification	272	—	(518)	(246)	(84)	(498)	(582)
Less amounts reclassified from accumulated other comprehensive loss	114	(34)	—	80	18	(25)	(7)
Period change	158	34	(518)	(326)	(102)	(473)	(575)
Balance at June 30,	$156	$(414)	$(535)	$(793)	$41	$(473)	$(432)
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

As of June 30, 2016, the fair value of the Company's AFS securities portfolio was $45.3 million.  Approximately 52 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $23.7 million at June 30, 2016.  Approximately $23.0 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at June 30, 2016.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2016, as compared to the periods ended December 31, 2015 and June 30, 2015.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$7,042	$—	$7,042
State and political subdivisions	—	5,650	—	5,650
Residential mortgage-backed securities	—	23,707	—	23,707
Corporate and other securities	—	8,867	—	8,867
Total securities available for sale	$—	$45,266	$—	$45,266

Interest rate swap agreements	—	(886)	—	(886)
Total	$—	(886)	$—	$(886)

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$6,581	$—	$6,581
State and political subdivisions	—	10,782	—	10,782
Residential mortgage-backed securities	—	26,439	—	26,439
Corporate and other securities	—	9,063	—	9,063
Total securities available for sale	$—	$52,865	$—	$52,865

Interest rate swap agreements	—	(28)	—	(28)
Total	$—	$(28)	$—	$(28)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2016, the valuation allowance for impaired loans was $689 thousand, a decrease of $153 thousand from $842 thousand at December 31, 2015.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,702	$1,702
Impaired collateral-dependent loans	—	—	4,402	4,402

	Fair value at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,591	$1,591
Impaired collateral-dependent loans	—	—	6,331	6,331

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of June 30, 2016 and December 31, 2015 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At June 30, 2016, the Bank had standby letters of credit outstanding of $2.7 million, as compared to $1.8 million at December 31, 2015.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2016 and December 31, 2015:

		June 30, 2016		December 31, 2015
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$96,077	$96,077	$88,157	$88,157
Securities (1)	Level 2	73,994	74,599	71,336	71,472
SBA loans held for sale	Level 2	13,245	14,692	13,114	14,324
Loans, net of allowance for loan losses (2)	Level 2	889,040	895,597	863,085	864,691
FHLB stock	Level 2	5,092	5,092	4,600	4,600
Servicing assets	Level 3	1,953	1,953	1,389	1,389
Accrued interest receivable	Level 2	3,953	3,953	3,884	3,884
OREO	Level 3	1,702	1,702	1,591	1,591
Financial liabilities:
Deposits	Level 2	912,198	914,353	894,493	893,651
Borrowed funds and subordinated debentures	Level 2	124,310	126,652	107,465	109,549
Accrued interest payable	Level 2	368	368	461	461

(1)
Includes held to maturity (“HTM”) commercial mortgage-backed securities that are considered Level 3.  These securities had book values of $3.8 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively, and market values of $4.0 million and $3.8 million at June 30, 2016 and December 31, 2015, respectively.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $4.4 million and $6.3 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$6,958	$84	$—	$7,042	$6,649	$—	$(68)	$6,581
State and political subdivisions	5,588	66	(4)	5,650	10,625	159	(2)	10,782
Residential mortgage-backed securities	23,119	697	(109)	23,707	26,191	449	(201)	26,439
Corporate and other securities	9,344	14	(491)	8,867	9,404	71	(412)	9,063
Total securities available for sale	$45,009	$861	$(604)	$45,266	$52,869	$679	$(683)	$52,865
Held to maturity:
U.S. Government sponsored entities	$3,774	$16	$—	$3,790	$3,988	$—	$(87)	$3,901
State and political subdivisions	2,360	246	—	2,606	2,364	187	(1)	2,550
Residential mortgage-backed securities	5,651	177	(3)	5,825	6,232	141	(28)	6,345
Commercial mortgage-backed securities	3,849	114	—	3,963	3,902	—	(62)	3,840
Corporate and other securities	13,094	95	(40)	13,149	1,985	—	(14)	1,971
Total securities held to maturity	$28,728	$648	$(43)	$29,333	$18,471	$328	$(192)	$18,607

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2016 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$7	1.00%	$3,800	1.61%	$929	2.08%	$2,306	2.04%	$7,042	1.81%
State and political subdivisions	—	—	581	2.86	1,526	3.16	3,543	2.73	5,650	2.86
Residential mortgage-backed securities	—	—	780	2.15	3,513	2.46	19,414	2.82	23,707	2.75
Corporate and other securities	2,393	1.41	205	1.53	4,285	1.40	1,984	0.55	8,867	1.21
Total securities available for sale	$2,400	1.41%	$5,366	1.82%	$10,253	2.08%	$27,247	2.58%	$45,266	2.32%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$3,774	1.97%	$3,774	1.97%
State and political subdivisions	264	0.75	—	—	492	5.08	1,604	4.63	2,360	4.29
Residential mortgage-backed securities	50	4.19	70	4.92	166	5.22	5,365	3.07	5,651	3.17
Commercial mortgage-backed securities	—	—	—	—	—	—	3,849	2.76	3,849	2.76
Corporate and other securities	—	—	—	—	11,079	4.81	2,015	8.80	13,094	5.42
Total securities held to maturity	$314	1.30%	$70	4.92%	$11,737	4.82%	$16,607	3.59%	$28,728	4.07%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
State and political subdivisions	1	$2,099	$(4)	$—	$—	$2,099	$(4)
Residential mortgage-backed securities	4	—	—	3,924	(109)	3,924	(109)
Corporate and other securities	11	4,455	(194)	3,900	(297)	8,355	(491)
Total temporarily impaired securities	16	$6,554	$(198)	$7,824	$(406)	$14,378	$(604)
Held to maturity:
Residential mortgage-backed securities	3	$—	$—	$1,615	$(3)	$1,615	$(3)
Corporate and other securities	1	1,500	(40)	—	—	1,500	(40)
Total temporarily impaired securities	4	$1,500	$(40)	$1,615	$(3)	$3,115	$(43)

	December 31, 2015
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	9	$4,165	$(12)	$2,416	$(56)	$6,581	$(68)
State and political subdivisions	3	1,584	(2)	—	—	1,584	(2)
Residential mortgage-backed securities	11	6,195	(36)	4,508	(165)	10,703	(201)
Corporate and other securities	11	4,730	(174)	3,756	(238)	8,486	(412)
Total temporarily impaired securities	34	$16,674	$(224)	$10,680	$(459)	$27,354	$(683)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$3,901	$(87)	$3,901	$(87)
State and political subdivisions	1	263	(1)	—	—	263	(1)
Residential mortgage-backed securities	3	—	—	1,853	(28)	1,853	(28)
Commercial mortgage-backed securities	2	3,840	(62)	—	—	3,840	(62)
Corporate and other securities	1	971	(14)	—	—	971	(14)
Total temporarily impaired securities	9	$5,074	$(77)	$5,754	$(115)	$10,828	$(192)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2016.  There was no impairment on these securities at December 31, 2015.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and one trust preferred security.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.

Realized Gains and Losses

Gross realized gains on securities for the three and six months ended June 30, 2016 and 2015 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Available for sale:
Realized gains	$81	$28	$175	$28
Realized losses	—	—	—	—
Total securities available for sale	81	28	175	28
Held to maturity:
Realized gains	—	—	—	—
Realized losses	—	—	—	—
Total securities held to maturity	—	—	—	—
Net gains on sales of securities	$81	$28	$175	$28

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There was a gross realized gain of $81 thousand for the three months ended June 30, 2016.  For the six months ended June 30, 2016, there was a gross gain of $175 thousand.

•
For the six months ended June 30, 2016, the net gains are attributed to the sale of fifteen municipal securities with a total book value of $6.4 million and resulting gains of $112 thousand and the sale of one equity security totaling $40 thousand in book value, resulting in pre-tax gains of approximately $63 thousand.

For the three and six months ended June 30, 2015, there was a gross realized gain of $28 thousand. The net realized gains during 2015 were a result of the following:

•	For the six months ended June 30, 2015, the Company sold one corporate bond totaling $500 thousand in book value, resulting in pre-tax gains of approximately $28 thousand.

Pledged Securities

Securities with a carrying value of $18.5 million at both June 30, 2016 and December 31, 2015 were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  In June 2016, the FHLB issued a letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.  For additional information on amounts pledged to secure Government deposits at June 30, 2016, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
SBA loans held for investment	$40,006	$39,393
SBA 504 loans	27,038	29,353
Commercial loans
Commercial other	51,981	49,332
Commercial real estate	396,480	391,071
Commercial real estate construction	33,252	25,115
Residential mortgage loans	268,774	264,523
Consumer loans
Home equity	44,518	45,042
Consumer other	39,749	32,015
Total loans held for investment	$901,798	$875,844
SBA loans held for sale	13,245	13,114
Total loans	$915,043	$888,958

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

At June 30, 2016, the Company owned $78 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $76 thousand at December 31, 2015.  Additionally, there were $4.5 million of residential consumer loans in the process of foreclosure at June 30, 2016 and December 31, 2015.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2016:

	June 30, 2016
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$36,748	$1,435	$1,823	$40,006
SBA 504 loans	23,555	2,829	654	27,038
Commercial loans
Commercial other	48,721	1,731	1,529	51,981
Commercial real estate	380,332	15,659	489	396,480
Commercial real estate construction	32,225	721	306	33,252
Total commercial loans	461,278	18,111	2,324	481,713
Total SBA, SBA 504 and commercial loans	$521,581	$22,375	$4,801	$548,757

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$267,185	$1,589	$268,774
Consumer loans
Home equity		44,019	499	44,518
Consumer other		39,749	—	39,749
Total consumer loans		83,768	499	84,267
Total residential mortgage and consumer loans		$350,953	$2,088	$353,041

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2015:

	December 31, 2015
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,032	$2,647	$1,714	$39,393
SBA 504 loans	24,003	4,917	433	29,353
Commercial loans
Commercial other	45,870	2,373	1,089	49,332
Commercial real estate	369,510	18,978	2,583	391,071
Commercial real estate construction	24,061	1,054	—	25,115
Total commercial loans	439,441	22,405	3,672	465,518
Total SBA, SBA 504 and commercial loans	$498,476	$29,969	$5,819	$534,264

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$262,299	$2,224	$264,523
Consumer loans
Home equity		44,452	590	45,042
Consumer other		32,015	—	32,015
Total consumer loans		76,467	590	77,057
Total residential mortgage and consumer loans		$338,766	$2,814	$341,580

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$763	$315	$—	$1,616	$2,694	$37,312	$40,006
SBA 504 loans	—	—	—	513	513	26,525	27,038
Commercial loans
Commercial other	2	—	—	1,529	1,531	50,450	51,981
Commercial real estate	2,065	11	—	489	2,565	393,915	396,480
Commercial real estate construction	—	—	—	306	306	32,946	33,252
Residential mortgage loans	1,989	1,061	485	1,589	5,124	263,650	268,774
Consumer loans
Home equity	280	—	—	499	779	43,739	44,518
Consumer other	—	—	—	—	—	39,749	39,749
Total loans held for investment	$5,099	$1,387	$485	$6,541	$13,512	$888,286	$901,798
SBA loans held for sale	—	—	—	—	—	13,245	13,245
Total loans	$5,099	$1,387	$485	$6,541	$13,512	$901,531	$915,043

(1)
At June 30, 2016, nonaccrual loans included $161 thousand of TDRs and $134 thousand of loans guaranteed by the SBA.  The remaining $772 thousand of TDRs are in accrual status because they are performing in accordance with their restructured terms.

	December 31, 2015
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,153	$456	$—	$1,764	$3,373	$36,020	$39,393
SBA 504 loans	—	—	—	518	518	28,835	29,353
Commercial loans
Commercial other	157	—	—	10	167	49,165	49,332
Commercial real estate	444	283	—	2,154	2,881	388,190	391,071
Commercial real estate construction	356	—	—	—	356	24,759	25,115
Residential mortgage loans	2,307	1,078	—	2,224	5,609	258,914	264,523
Consumer loans
Home equity	130	3	—	590	723	44,319	45,042
Consumer other	1	—	—	—	1	32,014	32,015
Total loans held for investment	$4,548	$1,820	$—	$7,260	$13,628	$862,216	$875,844
SBA loans held for sale	—	—	—	—	—	13,114	13,114
Total loans	$4,548	$1,820	$—	$7,260	$13,628	$875,330	$888,958

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2016:

	June 30, 2016
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,097	$719	$—
SBA 504 loans	513	513	—
Commercial loans
Commercial other	922	922	—
Commercial real estate	1,226	1,226	—
Commercial real estate construction	356	306	—
Total commercial loans	2,504	2,454	—
Total impaired loans with no related allowance	4,114	3,686	—

With an allowance:
SBA loans held for investment (1)	1,457	798	415
Commercial loans
Commercial other	620	607	274
Commercial real estate	—	—	—
Commercial real estate construction	—	—	—
Total commercial loans	620	607	274
Total impaired loans with a related allowance	2,077	1,405	689

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,554	1,517	415
SBA 504 loans	513	513	—
Commercial loans
Commercial other	1,542	1,529	274
Commercial real estate	1,226	1,226	—
Commercial real estate construction	356	306	—
Total commercial loans	3,124	3,061	274
Total individually evaluated impaired loans	$6,191	$5,091	$689

(1)	Balances are reduced by amount guaranteed by the SBA of $134 thousand at June 30, 2016.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2015:

	December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$961	$518	$—
SBA 504 loans	2,226	2,226	—
Commercial loans
Commercial real estate	1,365	1,366	—
Total commercial loans	1,365	1,366	—
Total impaired loans with no related allowance	4,552	4,110	—

With an allowance:
SBA loans held for investment (1)	2,203	1,389	705
Commercial loans
Commercial other	33	10	10
Commercial real estate	1,664	1,664	127
Total commercial loans	1,697	1,674	137
Total impaired loans with a related allowance	3,900	3,063	842

Total individually evaluated impaired loans:
SBA loans held for investment (1)	3,164	1,907	705
SBA 504 loans	2,226	2,226	—
Commercial loans
Commercial other	33	10	10
Commercial real estate	3,029	3,030	127
Total commercial loans	3,062	3,040	137
Total individually evaluated impaired loans	$8,452	$7,173	$842

(1)	Balances are reduced by amount guaranteed by the SBA of $288 thousand at December 31, 2015.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2016 and 2015.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2016		2015
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,640	$1	$1,873	$2
SBA 504 loans	513	—	1,996	26
Commercial loans
Commercial other	929	14	1,073	38
Commercial real estate	1,273	19	4,521	9
Commercial real estate construction	339	—	—	—
Total	$4,694	$34	$9,463	$75

(1)	Balances are reduced by the average amount guaranteed by the SBA of $218 thousand and $269 thousand for the three months ended June 30, 2016 and 2015, respectively.

	For the six months ended June 30,
	2016		2015
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,822	$3	$1,935	$39
SBA 504 loans	1,082	—	2,933	53
Commercial loans
Commercial other	496	38	1,095	56
Commercial real estate	1,662	31	4,778	71
Commercial real estate construction	288	—	—	—
Total	$5,350	$72	$10,741	$219

(1)	Balances are reduced by the average amount guaranteed by the SBA of $241 thousand and $534 thousand for the six months ended June 30, 2016 and 2015, respectively.

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

TDRs of $933 thousand and $3.3 million are included in the impaired loan numbers as of June 30, 2016 and December 31, 2015, respectively.  The decrease was due to the payoff of three loans and principal pay downs.  At June 30, 2016, there were specific reserves of $70 thousand on TDRs, $35 thousand on performing TDRs and $35 thousand on nonperforming TDRs.  At December 31, 2015, there were specific reserves of $208 thousand on TDRs, $167 thousand on performing TDRs and $41 thousand on nonperforming TDRs.  At June 30, 2016, $161 thousand of TDRs were in nonaccrual status, compared to $293 thousand at December 31, 2015. The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three or six months ended June 30, 2016 and 2015 that were deemed to be TDRs.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or six months ended June 30, 2016.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance decreased during the quarter ended June 30, 2016, to $149 thousand from $162 thousand at December 31, 2015.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 and 2015:

	For the three months ended June 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,713	$598	$6,312	$2,892	$836	$283	$12,634
Charge-offs	(142)	—	(152)	—	—		(294)
Recoveries	4	—	13	—	1		18
Net (charge-offs) recoveries	(138)	—	(139)	—	1	—	(276)
Provision for loan losses charged to expense	55	(10)	393	72	24	(134)	400
Balance, end of period	$1,630	$588	$6,566	$2,964	$861	$149	$12,758

	For the three months ended June 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,873	$1,162	$5,624	$2,341	$710	$471	$12,181
Charge-offs	(6)	—	(147)	—	(7)		(160)
Recoveries	2	—	370	10	1		383
Net (charge-offs) recoveries	(4)	—	223	10	(6)	—	223
Provision for loan losses charged to expense	129	(283)	212	194	52	(304)	—
Balance, end of period	$1,998	$879	$6,059	$2,545	$756	$167	$12,404

The following tables detail the activity in the allowance for loan losses portfolio segment for the six months ended June 30, 2016 and 2015:

	For the six months ended June 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Charge-offs	(228)	—	(380)	—	(28)		(636)
Recoveries	15	—	19	—	1		35
Net (charge-offs) recoveries	(213)	—	(361)	—	(27)	—	(601)
Provision for loan losses charged to expense	(118)	(153)	618	195	71	(13)	600
Balance, end of period	$1,630	$588	$6,566	$2,964	$861	$149	$12,758

	For the six months ended June 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Charge-offs	(135)	(589)	(247)	—	(37)		(1,008)
Recoveries	40	—	571	49	1		661
Net (charge-offs) recoveries	(95)	(589)	324	49	(36)	—	(347)
Provision for loan losses charged to expense	210	131	(535)	207	125	62	200
Balance, end of period	$1,998	$879	$6,059	$2,545	$756	$167	$12,404

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$415	$—	$274	$—	$—	$—	$689
Collectively evaluated for impairment	1,215	588	6,292	2,964	861	149	12,069
Total	$1,630	$588	$6,566	$2,964	$861	$149	$12,758
Loan ending balances:
Individually evaluated for impairment	$1,517	$513	$3,061	$—	$—	$—	$5,091
Collectively evaluated for impairment	38,489	26,525	478,652	268,774	84,267	—	896,707
Total	$40,006	$27,038	$481,713	$268,774	$84,267	$—	$901,798

	December 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$705	$—	$137	$—	$—	$—	$842
Collectively evaluated for impairment	1,256	741	6,172	2,769	817	162	11,917
Total	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Loan ending balances:
Individually evaluated for impairment	$1,907	$2,226	$3,040	$—	$—	$—	$7,173
Collectively evaluated for impairment	37,486	27,127	462,478	264,523	77,057	—	868,671
Total	$39,393	$29,353	$465,518	$264,523	$77,057	$—	$875,844

Changes in Methodology:
The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At June 30, 2016, a $183 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $138 thousand commitment reserve at December 31, 2015, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of FASB’s simplification initiative as a result of it post-implementation review of FASB Statement No. 123(R), Share-Based Payment. Areas addressed include the accounting for income taxes, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13, was issued to provide financial statement users with information about expected credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. For public business entities, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
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

During the three and six months ended June 30, 2016, the Company received variable rate Libor payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2016 and 2015, respectively is as follows:
໿

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages and years)	2016	2015	2016	2015
Notional amount	$40,000	$—	$40,000	$—
Weighted average pay rate	1.36%	—	1.36%	—
Weighted average receive rate	0.65%	—	0.64%	—
Weighted average maturity in years	4.04	0.00	4.04	0.00
Unrealized loss relating to interest rate swaps	$(366)	$—	$(858)	$—

At June 30, 2016, the unrealized loss relating to interest rate swaps was recorded as a derivative liability.  Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

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

Earnings Summary

Net income totaled $2.8 million, or $0.33 per diluted share for the quarter ended June 30, 2016, compared to $2.4 million, or $0.28 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.03% and 13.59%, respectively, compared to 1.01 % and 13.35% for the same period a year ago.

Second quarter highlights include:

•	Consumer and commercial loans increased 9.4% and 3.5%, respectively, while total loans increased 2.9% since year end 2015.

•	Noninterest-bearing demand deposits rose 13.4% and total deposits increased 2.0% since year-end 2015.

•	Net interest income increased 11.6% compared to the prior year’s quarter due to strong loan growth.

•	Net interest margin equaled 3.61% this quarter compared to 3.70% in the prior years' quarter.

•	Credit quality continued to improve. Nonperforming loans fell 26.0% from June 30, 2015.

For the six months ended June 30, 2016, net income totaled $7.0 million, or $0.82 per diluted share, compared to $4.4 million, or $0.51 per diluted share, in the prior year's period. Return on average assets and average common equity for the six month periods were 1.28% and 17.25%, respectively, compared to 0.92% and 12.23% for the same period a year ago.

During the first quarter, the Company repurchased $5.0 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction.  This gain is included in noninterest income on the income statement. Net income, excluding the nonrecurring gain on the repurchased subordinated debentures, was $5.6 million, or $0.65 per diluted share, for the six months ended June 30, 2016, compared to net income of $4.4 million, or $0.51 per diluted share, for the same period a year ago. Return on average assets and average common equity for the six months ended June 30, 2016 would have been 1.01% and 13.63%, respectively, compared to 0.92% and 12.23% for the same period a year ago.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income per common share - Basic (1)	$0.33	$0.29	$0.83	$0.52
Net income per common share - Diluted (1)	$0.33	$0.28	$0.82	$0.51
Return on average assets	1.03%	1.01%	1.28%	0.92%
Return on average equity (2)	13.59%	13.35%	17.25%	12.23%
Efficiency ratio	58.53%	64.99%	54.06%	66.12%

The Company’s quarterly performance ratios, net of gain on subordinated debenture, may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income per common share - Basic (1)	$0.33	$0.29	$0.66	$0.52
Net income per common share - Diluted (1)	$0.33	$0.28	$0.65	$0.51
Return on average assets	1.03%	1.01%	1.01%	0.92%
Return on average equity (2)	13.59%	13.35%	13.63%	12.23%
Efficiency ratio	58.53%	64.99%	59.53%	66.12%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by average shareholders' equity.

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

During the quarter ended June 30, 2016, tax-equivalent net interest income amounted to $9.4 million, an increase of $967 thousand or 11.5 percent when compared to the same period in 2015.  The net interest margin decreased 9 basis points to 3.61 percent for the quarter ended June 30, 2016, compared to 3.70 percent for the same period in 2015.  The net interest spread was 3.39 percent for the second quarter of 2016, a 10 basis point decrease compared to the same period in 2015.

During the three months ended June 30, 2016, tax-equivalent interest income was $11.5 million, an increase of $1.3 million or 12.3 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

•
Of the $1.3 million net increase in interest income on a tax-equivalent basis, $1.1 million of the increase was due to increased average earning assets, and $141 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $133.8 million to $1.0 billion for the second quarter of 2016 compared to $909.9 million for the same period in 2015.  This was due primarily to a $95.1 million increase in average loans, primarily commercial, residential mortgage and consumer loans, along with a $42.4 million increase in federal funds sold and interest-bearing deposits, partially offset by a $4.9 million decrease in average investment securities.

•
The yield on total interest-earning assets decreased 8 basis points to 4.44 percent for the three months ended June 30, 2016 when compared to the same period in 2015 due to higher balances in lower yielding federal funds and interest-bearing deposits.

Total interest expense was $2.1 million for the three months ended June 30, 2016, an increase of $296 thousand or 16 percent compared to the same period in 2015.  This increase was driven by the increase in average time deposits and increased rates on savings deposits compared to a year ago:

•
Of the $296 thousand increase in interest expense, $356 thousand was due to an increase in the volume of average interest-bearing liabilities, partially offset by $60 thousand in reduced interest rates paid on our borrowed funds and subordinated debenture.

•
Interest-bearing liabilities averaged $821.6 million for the second quarter of 2016, an increase of $101.6 million or 14.0 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in average time and savings deposits, and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 2 basis point to 1.05 percent. While the cost of interest-bearing deposits increased 12 basis points to 0.82 percent for the second quarter of 2016, the cost of borrowed funds and subordinated debentures decreased 82 basis points to 2.60 percent due to the modification of borrowings with the FHLB over the past year. The increase in the cost of deposits was primarily driven by the intentional growth of five year time deposits and a promotional savings product.

During the six months ended June 30, 2016, tax-equivalent net interest income amounted to $18.4 million, an increase of $1.9 million or 11.7 percent when compared to the same period in 2015. The net interest margin decreased 12 basis points to 3.55 percent for the six months ended June 30, 2016, compared to 3.67 percent for the same period in 2015. The net interest spread was 3.33 percent for the first six months of 2016, a 13 basis point decrease compared to the same period in 2015.

During the six months ended June 30, 2016, tax-equivalent interest income was $22.7 million, an increase of $2.6 million or 12.6 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans:

•
Of the $2.6 million net increase in interest income on a tax-equivalent basis, $2.5 million of the increase was due to increased average earning assets, and $54 thousand was due to increased yields on securities and federal funds sold and interest-bearing deposits.

•
The average volume of interest-earning assets increased $139 million to $1.0 billion for the first six months of 2016 compared to $903.3 million for the same period in 2015. This was due primarily to a $104.1 million increase in average loans, primarily commercial and residential mortgage loans, and a $41.9 million increase in federal funds sold and interest-bearing deposits, partially offset by a $7.6 million decrease in average investment securities.

•
The yield on total interest-earning assets decreased 12 basis points to 4.38 percent for the six months ended June 30, 2016 when compared to the same period in 2015 due to the yield on the loan portfolio decreasing 3 basis points to 4.83 percent and a high volume of lower yielding Fed funds and interest-bearing deposits

Total interest expense was $4.3 million for the six months ended June 30, 2016, an increase of $621 thousand or 16.7 percent compared to the same period in 2015. This increase was driven by the increase in average savings and time deposits and increased rates on savings and time deposits compared to a year ago:

•
Of the $621 thousand increase in interest expense, $734 thousand was due to an increase in the volume of average interest-bearing liabilities, partially offset by a $113 thousand reduction due primarily to decreased rates on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $824.8 million for first six months ended June 30, 2016, an increase of $104.9 million or 14.6 percent, compared to the prior year’s quarter. The increase in interest-bearing liabilities was a result of an increase in average savings and time deposits and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased slightly to 1.05 percent for the six months ended June 30, 2016. The cost of interest-bearing deposits increased 12 basis points to 0.81 percent for the six months ended June 30, 2016 due to a savings promotion and the cost of borrowed funds and subordinated debentures decreased 78 basis point to 2.71 percent.

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

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 35 percent.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$62,652	$41	0.26%	$20,259	$6	0.12%
FHLB stock	4,904	55	4.51	3,720	38	4.10
Securities:
Taxable	62,561	427	2.75	63,834	363	2.28
Tax-exempt	8,177	83	4.08	11,803	105	3.57
Total securities (A)	70,738	510	2.90	75,637	468	2.48
Loans:
SBA loans	56,719	788	5.59	47,249	605	5.14
SBA 504 loans	27,273	344	5.07	29,539	369	5.01
Commercial loans	474,573	5,860	4.97	422,371	5,276	5.01
Residential mortgage loans	264,599	2,937	4.46	243,821	2,716	4.47
Consumer loans	82,295	980	4.79	67,353	774	4.61
Total loans (B)	905,459	10,909	4.85	810,333	9,740	4.82
Total interest-earning assets	$1,043,753	$11,515	4.44%	$909,949	$10,252	4.52%

Noninterest-earning assets:
Cash and due from banks	25,993			24,768
Allowance for loan losses	(12,850)			(12,430)
Other assets	49,250			43,596
Total noninterest-earning assets	62,393			55,934
Total assets	$1,106,146			$965,883

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$129,263	$124	0.39%	$123,663	$103	0.33%
Total savings deposits	310,329	381	0.49	287,911	271	0.38
Total time deposits	275,700	954	1.39	220,403	725	1.32
Total interest-bearing deposits	715,292	1,459	0.82	631,977	1,099	0.70
Borrowed funds and subordinated debentures	106,277	686	2.60	87,944	750	3.42
Total interest-bearing liabilities	$821,569	$2,145	1.05%	$719,921	$1,849	1.03%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	194,649			168,585
Other liabilities	6,370			4,413
Total noninterest-bearing liabilities	201,019			172,998
Total shareholders' equity	83,558			72,964
Total liabilities and shareholders' equity	$1,106,146			$965,883

Net interest spread		$9,370	3.39%		$8,403	3.49%
Tax-equivalent basis adjustment		(28)			(34)
Net interest income		$9,342			$8,369
Net interest margin			3.61%			3.70%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 35 percent for 2016 and 34 percent for 2015, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$70,666	$85	0.24%	$28,722	$16	0.11%
FHLB stock	4,726	107	4.55	3,783	81	4.32
Securities:
Taxable	60,856	791	2.61	65,431	750	2.31
Tax-exempt	8,863	176	3.99	11,893	212	3.59
Total securities (A)	69,719	967	2.79	77,324	962	2.51
Loans:
SBA loans	55,331	1,509	5.48	47,824	1,284	5.41
SBA 504 loans	28,253	729	5.19	31,457	715	4.58
Commercial loans	469,248	11,538	4.94	414,278	10,342	5.03
Residential mortgage loans	264,403	5,878	4.47	235,022	5,298	4.55
Consumer loans	80,312	1,911	4.79	64,868	1,473	4.58
Total loans (B)	897,547	21,565	4.83	793,449	19,112	4.86
Total interest-earning assets	$1,042,658	$22,724	4.38%	$903,278	$20,171	4.50%

Noninterest-earning assets:
Cash and due from banks	26,500			27,324
Allowance for loan losses	(12,888)			(12,565)
Other assets	47,369			43,403
Total noninterest-earning assets	60,981			58,162
Total assets	$1,103,639			$961,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$130,301	$261	0.40%	$125,120	$209	0.34%
Total savings deposits	310,290	748	0.48	288,953	535	0.37
Total time deposits	278,904	1,904	1.37	215,939	1,411	1.32
Total interest-bearing deposits	719,495	2,913	0.81	630,012	2,155	0.69
Borrowed funds and subordinated debentures	105,314	1,421	2.71	89,916	1,558	3.49
Total interest-bearing liabilities	$824,809	$4,334	1.05%	$719,928	$3,713	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	190,938			165,176
Other liabilities	5,948			4,359
Total noninterest-bearing liabilities	196,886			169,535
Total shareholders' equity	81,944			71,977
Total liabilities and shareholders' equity	$1,103,639			$961,440

Net interest spread		$18,390	3.33%		$16,458	3.46%
Tax-equivalent basis adjustment		(59)			(69)
Net interest income		$18,331			$16,389
Net interest margin			3.55%			3.67%

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

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 35 percent for 2016 and 34 percent for 2015.໿

	For the three months ended June 30, 2016 versus June 30, 2015			For the six months ended June 30, 2016 versus June 30, 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$23	$12	$35	$38	$31	$69
FHLB stock	13	4	17	22	4	26
Securities	(42)	84	42	(112)	117	5
Loans	1,128	41	1,169	2,551	(98)	2,453
Total interest income	$1,122	$141	$1,263	$2,499	$54	$2,553
Interest expense:
Demand deposits	$5	$16	$21	$10	$42	$52
Savings deposits	23	87	110	42	171	213
Time deposits	189	40	229	436	57	493
Total interest-bearing deposits	217	143	360	488	270	758
Borrowed funds and subordinated debentures	139	(203)	(64)	246	(383)	(137)
Total interest expense	356	(60)	296	734	(113)	621
Net interest income - fully tax-equivalent	$766	$201	$967	$1,765	$167	$1,932
Decrease in tax-equivalent adjustment			6			10
Net interest income			$973			$1,942

Provision for Loan Losses

Provision for loan losses totaled $400 thousand for the three months ended June 30, 2016, compared to no provision for loan losses for the three months ended June 30, 2015.  For the six months ended June 30, 2016, the provision for loan losses totaled $600 thousand, compared to $200 thousand for the same period in 2015. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Branch fee income	$286	$373	$619	$719
Service and loan fee income	267	466	522	762
Gain on sale of SBA loans held for sale, net	637	—	945	363
Gain on sale of mortgage loans, net	593	687	1,308	1,031
BOLI income	93	95	187	189
Net security gains	81	28	175	28
Net gain on subordinated debenture	—	—	2,264	—
Other income	277	244	494	442
Total noninterest income	$2,234	$1,893	$6,514	$3,534

For the three months ended June 30, 2016, noninterest income increased $341 thousand to $2.2 million, compared to the same period last year. Quarterly noninterest income increased due to gains on the sale of Small Business Administration (SBA) loans. Year-to-date, noninterest income increased $3.0 million to $6.5 million due to a nonrecurring gain on the repurchase of subordinated debentures. The Company repurchased $5.0 million of its outstanding debentures on February 26, 2016. The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in pre-tax gain of $2.3 million on the transaction. Excluding the nonrecurring gain, noninterest income increased $716 thousand to $4.3 million due to higher gains on the sale of mortgage loans.

Changes in our noninterest income for the three and six months ended June 30, 2016 vs. 2015 reflects:

•	Branch fee income declined in the quarterly and year-to-date periods due to lower levels of overdraft fees, partially offset by increased fees from commercial checking accounts.

•	Service and loan fee income declined in the quarterly and year-to-date periods due to reduced loan payoff fees.

•
SBA loans sales during the second quarter of 2016 totaled $7.2 million with a net gain of $637 thousand. There were no sales during the prior year's quarter. Year-to-date, SBA loan sales totaled $10.6 million and $3.5 million with net gains on sale of $945 and $363 thousand, respectively.

•
During the quarter, $26.0 million in residential mortgage loans were sold at a gain of $593 thousand, compared to $27.1 million in loans sold at a gain of $ 687 thousand during the prior year's quarter.

•	Security gains totaled $81 thousand and $28 thousand for the quarters ended June 30, 2016 and 2015, respectively. Year-to-date, security gains were $175 thousand and $28 thousand.

•	Other income increased in the quarterly and year-to-date periods primarily due to an increase in ACH origination fees.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2016	2015	2016	2015
Compensation and benefits	$3,709	$3,481	$7,258	$6,952
Occupancy	513	601	1,131	1,273
Processing and communications	600	614	1,198	1,210
Furniture and equipment	395	422	815	795
Professional services	239	242	494	478
Loan costs	59	160	257	382
OREO expenses	82	67	105	103
Deposit insurance	165	150	326	333
Advertising	303	343	544	525
Other expenses	663	572	1,210	1,103
Total noninterest expense	$6,728	$6,652	$13,338	$13,154

Noninterest expense increased $76 thousand to $6.7 million for the three months ended June 30, 2016, while year-to-date expense increased $184 thousand to $13.3 million. The majority of the increase in each period was due to higher compensation and employee benefit expenses.
Changes in noninterest expense for the three and six months ended June 30, 2016 versus 2015 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $228 thousand and $306 thousand for the three and six months ended June 30, 2016, respectively. Expenses have increased in both periods primarily due to higher employee salary and benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

•
Occupancy expense decreased $88 thousand and $142 thousand for the three and six months ended June 30, 2016, respectively. The decreases for both periods were due to reduced property rental expense following the purchase of our headquarters, partially offset by increased building depreciation expense.

•
Processing and communications expenses decreased $14 thousand and $12 thousand for the three and six months ended June 30, 2016, respectively. In each period, expenses decreased due to lower data line and document delivery expenses, partially offset by increased product related expenses such as electronic banking and card related expenses.

•
Furniture and equipment expense decreased $27 thousand and increased $20 thousand for the three and six months ended June 30, 2016, respectively, primarily due to lower equipment depreciation and maintenance expense, offset by higher network expense as we continue to upgrade our current technology.

•
Professional service fees remained relatively flat for the three month period. For the six months ended June 30, 2016 professional service fees increased $16 thousand due to higher consulting and external audit expense.

•
Loan costs decreased $101 thousand and $125 thousand for the three and six months ended June 30, 2016, respectively, when compared to the same periods in the prior year. Both decreases were primarily due to lower property tax and other loan expense.

•
OREO expenses increased $15 thousand for the three months ended June 30, 2016 due to a loss on the sale of an OREO property. OREO expenses remained relatively flat for the six months ended June 30, 2016 when compared to the same period in the prior year.

•
Deposit insurance expense increased $15 thousand for the three months ended June 30, 2016 due to a higher quarterly assessment base as our assets have increased. For the six months ended June 30, 2016, deposit insurance expense decreased $7 thousand due to lower assessment rates when compared to the same period in the prior year due to improved financial ratios.

•
Advertising expense decreased $40 thousand for the three months ended June 30, 2016, primarily due to lower marketing, events and community relations expense. For the six months ended June 30, 2016, advertising expense increased $19 thousand due to higher marketing, community relations and printing expense, partially offset by a decrease in gift and promotion expenses when compared to the same period in the prior year.

•	Other expenses increased $91 thousand and $107 thousand for the three and six months ended June 30, 2016, respectively, primarily due to higher director fees, employee training and education expenses.

Income Tax Expense

For the quarter ended June 30, 2016, the Company reported income tax expense of $1.6 million for an effective tax rate of 36.5 percent, compared to an income tax expense of 1.2 million and an effective tax rate of 32.7 percent for the prior year’s quarter. For the six months ended June 30, 2016 the Company reported income tax expense of $3.9 million for an effective tax rate of 35.6 percent, compared to an income expense of $2.2 million and an effective tax rate of 33.5 percent for the six months ended June 30, 2015.

Financial Condition at June 30, 2016

Total assets increased $43.5 million or 4.0 percent, to $1.1 billion at June 30, 2016, when compared to year end 2015.  This increase was primarily due to an increase of $26.1 million in net loans, $7.9 million in cash and cash equivalents, and $2.7 million in securities.

Total deposits increased $17.7 million, due to increases of $24.8 million in noninterest-bearing demand deposits and $16.7 million in savings deposits, partially offset by a decrease of $13.4 million in interest-bearing demand deposits and $10.4 million in time deposits. Borrowed funds increased $22.0 million due to an increase of $12.0 million in overnight borrowings and $10.0 million in term borrowings.  Subordinated debentures decreased $5.2 million due to the repurchase of subordinated debentures during the first quarter of 2016.

Total shareholders’ equity increased $6.5 million over year end 2015, primarily due to earnings less the dividends paid for the six months ended June 30, 2016.  These fluctuations are discussed in further detail in the paragraphs that follows.

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

AFS securities totaled $45.3 million at June 30, 2016, a decrease of $7.6 million or 14.4 percent, compared to $52.9 million at December 31, 2015.  This net decrease was the result of:

•	$6.4 million in sales net of realized gains, which consisted of municipal securities,

•	$5.5 million in principal payments and maturities, and

•	$142 thousand in net amortization of premiums, partially offset by

•	$4.2 million from the purchase of one agency note, one municipal security and three equity or community bank holdings, and

•
$261 thousand of appreciation in the market value of the portfolio. At June 30, 2016, the portfolio had a net unrealized gain of $257 thousand compared a net unrealized loss of $4 thousand at December 31, 2015. These net unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 4.7 years and 4.0 years at June 30, 2016 and December 31, 2015, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $28.7 million at June 30, 2016, an increase of $10.3 million or 55.5 percent, from year end 2015.  This increase was the result of:

•	$11.1 million from the purchase of six corporate bonds, partially offset by

•	$823 thousand in principal payments and maturities, and

•	$29 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.9 years and 6.5 years at June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016 and December 31, 2015, the fair value of HTM securities was $29.3 million and 18.6 million, respectively.

The average balance of taxable securities amounted to $60.9 million for the six months ended June 30, 2016, compared to $65.4 million for the same period in 2015.  The average yield earned on taxable securities increased 30 basis points, to 2.61 percent for the six months ended June 30, 2016, from 2.31 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $8.9 million for the six months ended June 30, 2016, compared to $11.9 million for the same period in 2015.  The average yield earned on tax-exempt securities increased 40 basis points, to 3.99 percent for the six months ended June 30, 2016, from 3.59 percent for the same period in 2015.

Securities with a carrying value of $18.5 million at June 30, 2016 and December 31, 2015, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 84 percent of the total investment portfolio had a fixed rate of interest at June 30, 2016.

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

Total loans increased $26.1 million or 2.9 percent to $915.0 million at June 30, 2016, compared to $889.0 million at year end 2015.  Commercial, consumer, residential mortgage and SBA loans increased $16.2 million, $7.2 million, $4.3 million and $744 thousand, respectively, partially offset by a decrease of $2.3 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$40,006	4.4%	$39,393	4.4%
SBA 504 loans	27,038	3.0	29,353	3.3
Commercial loans	481,713	52.6	465,518	52.3
Residential mortgage loans	268,774	29.4	264,523	29.8
Consumer loans	84,267	9.2	77,057	8.7
Total loans held for investment	901,798	98.6	875,844	98.5
SBA loans held for sale	13,245	1.4	13,114	1.5
Total loans	$915,043	100.0%	$888,958	100.0%

Average loans increased $104.1 million or 13.1 percent to $897.5 million for the six months ended June 30, 2016 from $793.4 million for the same period in 2015.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio decreased 3 basis points to 4.83 percent for the six months ended June 30, 2016 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.2 million at June 30, 2016, an increase of $131 thousand from $13.1 million at December 31, 2015.   SBA 7(a) loans held to maturity amounted to $40.0 million at June 30, 2016, an increase of $613 thousand from $39.4 million at December 31, 2015.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.48 percent for the six months ended June 30, 2016, compared to 5.41 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $84.2 million and $80.0 million in SBA loans were sold but serviced by the Company at June 30, 2016 and December 31, 2015, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At June 30, 2016, SBA 504 loans totaled $27.0 million, a decrease of $2.3 million from $29.4 million at December 31, 2015.  The yield on SBA 504 loans increased 61 basis points to 5.19 percent for the six months ended June 30, 2016, from 4.58 percent for the same period in 2015.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $481.7 million at June 30, 2016, an increase of $16.2 million from year end 2015.  The yield on commercial loans was 4.94 percent for the six months ended June 30, 2016, compared to 5.03 percent for the same period in 2015.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $268.8 million at June 30, 2016, an increase of $4.3 million from year end 2015.  Sales of mortgage loans totaled $51.1 million for the six months ended June 30, 2016.  Approximately $14.9 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.47 percent for the six months ended June 30, 2016, compared to 4.55 percent for the same period in 2015.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $84.3 million, an increase of $7.2 million from year end 2015.  The yield on consumer loans was 4.79 percent for the six months ended June 30, 2016, compared to 4.58 percent for the same period in 2015.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At June 30, 2016 and December 31, 2015,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

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

At June 30, 2016, there were four loans totaling $933 thousand that were classified as TDRs by the Company and deemed impaired, compared to seven such loans totaling $3.3 million at December 31, 2015.  Nonperforming loans included $161 thousand of TDRs as of June 30, 2016, compared to $293 thousand at December 31, 2015.  Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$35	$161	$196	$431	$293	$724
SBA 504 loans	—	—	—	1,708	—	1,708
Commercial loans
Commercial other	—	—	—	—	—	—
Commercial real estate	737	—	737	876	—	876
Total	$772	$161	$933	$3,015	$293	$3,308

Through June 30, 2016, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.  The following table shows the types of modifications done to date by class through June 30, 2016:

	June 30, 2016
(In thousands)	SBA held for investment	Commercial real estate	Total
Type of modification:
Principal only	$8	$—	$8
Interest only with nominal principal	35	—	35
Interest with extra principal	—	737	737
Previously modified back to original terms	153	—	153
Total TDRs	$196	$737	$933

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	June 30, 2016	December 31, 2015	June 30, 2015
Nonperforming by category:
SBA loans held for investment (1)	$1,616	$1,764	$1,715
SBA 504 loans	513	518	276
Commercial loans	2,324	2,164	4,191
Residential mortgage loans	1,589	2,224	1,759
Consumer loans	499	590	896
Total nonperforming loans (2)	$6,541	$7,260	$8,837
OREO	1,702	1,591	2,265
Total nonperforming assets	$8,243	$8,851	$11,102
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$485	—	$273
Total past due 90 days or more and still accruing interest	$485	$—	$273
Nonperforming loans to total loans	0.71%	0.82%	1.08%
Nonperforming loans and TDRs to total loans (3)	0.80	1.16	1.48
Nonperforming assets to total loans and OREO	0.90	0.99	1.35
Nonperforming assets to total assets	0.73	0.82	1.08
(1) Guaranteed SBA loans included above	$134	$288	$267
(2) Nonperforming TDRs included above	161	293	2,843
(3) Performing TDRs	772	3,015	3,360

Nonperforming loans were $6.5 million at June 30, 2016, a $719 thousand decrease from $7.3 million at year end 2015 and a $2.3 million decrease from $8.8 million at June 30, 2015.  Since year end 2015, nonperforming loans in the residential mortgage, SBA, consumer, and SBA 504 loan segments decreased, partially offset by an increase in the commercial loan segment.  Included in nonperforming loans at June 30, 2016 are approximately $134 thousand of loans guaranteed by the SBA, compared to $288 thousand at December 31, 2015 and $267 thousand at June 30, 2015.  In addition, there were $485 thousand in loans past due 90 days or more and still accruing interest at June 30, 2016, compared to zero and $273 thousand at December 31, 2015 and June 30, 2015, respectively.

OREO properties totaled $1.7 million at June 30, 2016, an increase of $111 thousand from $1.6 million at year end 2015 and a $563 thousand decrease from $2.3 million at June 30, 2015.  During the six months ended June 30, 2016, the Company took title to two new properties valued at $1.6 million that resulted in a charge to the allowance of $200 thousand.  Two OREO properties were sold, resulting in net gains on sale of $44 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.6 million at June 30, 2016, a decrease of $667 thousand from $2.3 million at December 31, 2015.  The decrease is due to the deletion of three loans totaling $1.8 million as well as the payoff of a loan totaling $391 thousand, offset by the addition of five loans totaling $1.6 million.

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

The allowance for loan losses totaled $12.8 million at June 30, 2016 and December 31, 2015, compared to $12.4 million at June 30, 2015, with resulting allowance to total loan ratios of 1.39 percent, 1.44 percent, and 1.51 percent, respectively.  Net charge-offs amounted to $601 thousand for the six months ended June 30, 2016, compared to $347 thousand for the same period in 2015. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2016	2015	2016	2015
Balance, beginning of period	$12,634	$12,181	$12,759	$12,551
Provision for loan losses charged to expense	400	—	600	200
Less: Chargeoffs
SBA loans held for investment	142	6	228	135
SBA 504 loans	—	—	—	589
Commercial loans	152	147	380	247
Consumer loans	—	7	28	37
Total chargeoffs	294	160	636	1,008
Add: Recoveries
SBA loans held for investment	4	2	15	40
Commercial loans	13	370	19	571
Residential mortgage loans	—	10	—	49
Consumer loans	1	1	1	1
Total recoveries	18	383	35	661
Net chargeoffs (recoveries)	276	(223)	601	347
Balance, end of period	$12,758	$12,404	$12,758	$12,404
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.98%	0.03%	0.77%	0.40%
SBA 504 loans	—	—	—	3.78
Commercial loans	0.12	(0.21)	0.15	(0.16)
Residential mortgage loans	—	(0.02)	—	(0.04)
Consumer loans	—	0.04	0.07	0.11
Total loans	0.12	(0.11)	0.13	0.09
Allowance to total loans	1.39	1.51	1.39	1.51
Allowance to nonperforming loans	195.05%	140.36%	195.05%	140.36%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At June 30, 2016, a $183 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $138 thousand commitment reserve at December 31, 2015.

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

Total deposits increased $17.7 million to $912.2 million at June 30, 2016, from $894.5 million at December 31, 2015.  This increase in deposits was due to increases of $24.8 million in noninterest-bearing demand deposits and $16.7 million in savings deposits, partially offset by a decrease of $13.4 million in interest-bearing demand deposits and $10.4 million in time deposits. The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships. The increase in savings was primarily due to new Savings promotions. The decrease in interest-bearing deposits was due to a seasonal reduction in municipal deposits. The decrease in time deposits was due to the reduction in municipal and institutional time deposits.

The Company’s deposit composition at June 30, 2016, consisted of 35.0 percent savings deposits, 29.2 percent time deposits, 23.0 percent noninterest-bearing demand deposits and 12.8 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $124.3 million and $107.5 million at June 30, 2016 and December 31, 2015, respectively, and are broken down in the following table:

(In thousands)	June 30, 2016	December 31, 2015
FHLB borrowings:
Fixed rate advances	$50,000	$50,000
Adjustable rate advances	30,000	20,000
Overnight advances	19,000	7,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	10,310	15,465
Total borrowed funds and subordinated debentures	$124,310	$107,465

The $16.8 million increase in total borrowed funds and subordinated debentures was due to a $22.0 million increase in borrowed funds, partially offset by a $5.2 million decrease in subordinated debentures. Borrowed funds increased $22.0 million from prior year-end due to a $12.0 million increase in overnight borrowings at a rate of 0.665%, and the addition of a $10.0 million adjustable rate FHLB borrowing, while subordinated debentures declined $5.2 million to $10.3 million during the six months ended June 30, 2016. The following transactions impacted borrowed funds and subordinated debentures:

•
The Bank had a $10.0 million FHLB borrowing with a rate of 4.27% maturing on April 5, 2017. The FHLB offered to modify the Bank's borrowing. On March 23, 2016, this $10.0 million FHLB advance was modified into a 4.75 year no-call 1 year (callable quarterly) at a rate of 2.10%.

•	The Bank had a $20.0 million ARC FHLB borrowing with a rate of 2.025% that matured on June 7, 2016. This $20.0 million FHLB advance was renewed an additional six months at a rate of 1.855%.

•
On February 26, 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, reducing its outstanding subordinated debt to $10.3 million.  The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction.

In June 2016, the FHLB issued a $49.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit will take the place of securities previously pledged to the state for the Bank’s municipal deposits.

At June 30, 2016, the Company had $47.7 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2016, is a decline of 0.40 percent in a rising-rate environment and a decrease of 1.21 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2016 are within the Board-approved guidelines of +/- 3.00 percent.  At December 31, 2015, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.80 percent in a rising-rate environment and a decrease of 0.84 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At June 30, 2016, the balance of cash and cash equivalents was $96.1 million, an increase of $7.9 million from December 31, 2015.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $6.6 million and used $93 thousand in net cash for the six months ended June 30, 2016 and 2015, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $35.0 million and $49.9 million in net cash for the six months ended June 30, 2016 and 2015, respectively.  Cash was primarily used to fund new loans, purchase securities held to maturity and available for sale, premises and equipment and FHLB stock, partially offset by proceeds from sales of and maturities and principal payments on securities available for sale.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $45.0 million and $52.6 million at June 30, 2016 and December 31, 2015, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $12.7 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $13.2 million and $13.1 million at June 30, 2016 and December 31, 2015, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $183.2 million to its borrowers as of June 30, 2016, compared to $138.3 million at December 31, 2015.  At June 30, 2016, $96.9 million of these commitments expire within one year, compared to $51.3 million at December 31, 2015.  The Company had $2.7 million in standby letters of credit at June 30, 2016, compared to $1.8 million December 31, 2015, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $36.3 million in net cash for the six months ended June 30, 2016, compared to $10.6 million for the same period in the prior year, primarily due to proceeds from new borrowings and an increase in the Company’s deposits partially offset by repayments of borrowings and subordinated debentures.

•
Deposits.  As of June 30, 2016, deposits included $69.9 million of Government deposits, as compared to $112.7 million at year end 2015.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $63.7 million of deposits from twelve municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $99.0 million and $77.0 million as of June 30, 2016 and December 31, 2015, respectively.  Third party repurchase agreements totaled $15.0 million as of both June 30, 2016 and December 31, 2015.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At June 30, 2016, pledging provided an additional $47.7 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages or investment securities to increase this line with the FHLB.

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

At June 30, 2016, the Parent Company had $2.1 million in cash and cash equivalents and $256 thousand in investment securities valued at fair market value, compared to $466 thousand in cash and cash equivalents and $216 thousand in investment securities at December 31, 2015.

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

In addition to the risk-based guidelines, regulators require that a bank or holding company, which meets the regulator’s highest performance and operation standards, maintain a minimum leverage ratio of 4.0%.  For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased.  Minimum leverage ratios for each institution are evaluated through the ongoing regulatory examination process.

The Company’s capital amounts and ratios are presented in the following table:

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2016
Leverage ratio	$94,044	8.52%	≥	$44,171	4.00%	≥	N/A	N/A
CET1	84,044	9.70		38,992	4.50		N/A	N/A
Tier I risk-based capital ratio	94,044	10.85		51,989	6.00		N/A	N/A
Total risk-based capital ratio	104,901	12.11		69,319	8.00		N/A	N/A
As of December 31, 2015
Leverage ratio	$92,442	8.82%	≥	$41,934	4.00%	≥	N/A	N/A
CET1	77,442	9.37		37,210	4.50		N/A	N/A
Tier I risk-based capital ratio	92,442	11.18		49,613	6.00		N/A	N/A
Total risk-based capital ratio	102,809	12.43		66,151	8.00		N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2016
Leverage ratio	$83,967	7.62%	≥	$44,078	4.00%	≥	$55,098	5.00%
CET1	83,967	9.71		38,897	4.50		56,184	6.50
Tier I risk-based capital ratio	83,967	9.71		51,862	6.00		69,149	8.00
Total risk-based capital ratio	100,493	11.63		69,149	8.00		86,437	10.00
As of December 31, 2015
Leverage ratio	$83,316	7.95%	≥	$41,908	4.00%	≥	$52,385	5.00%
CET1	83,316	10.08		37,193	4.50		53,723	6.50
Tier I risk-based capital ratio	83,316	10.08		49,590	6.00		66,120	8.00
Total risk-based capital ratio	102,179	12.36		66,120	8.00		82,650	10.00

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

At June 30, 2016 and December 31, 2015, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

Shareholders’ Equity

Shareholders’ equity increased  $6.5 million to $85.0 million at June 30, 2016 compared to $78.5 million at December 31, 2015, primarily due to net income of $7.0 million. Other items impacting shareholders’ equity included  $425 thousand from the issuance of common stock under employee benefit plans, partially offset by $326 thousand in accumulated other comprehensive loss related primarily to cash flow hedges.  Additionally, $631 thousand of common stock dividends were paid.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan
On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the six months ended June 30, 2016 or 2015.  The Company currently has no plans on repurchasing its common stock.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2016, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of June 30, 2016 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2015.

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

UNITY BANCORP, INC.

Dated:	August 8, 2016	/s/ Alan J. Bedner, Jr.
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