Form 10-Q
period 2016-09-30
UNITY BANCORP INC /NJ/
filed 2016-11-09
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2016 common stock, no par value: 9,344,031 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$23,811	$22,681
Federal funds sold and interest-bearing deposits	60,859	65,476
Cash and cash equivalents	84,670	88,157
Securities:
Securities available for sale	44,186	52,865
Securities held to maturity (fair value of $28,838 and $18,607 respectively)	28,174	18,471
Total securities	72,360	71,336
Loans:
SBA loans held for sale	15,611	13,114
SBA loans held for investment	41,795	39,393
SBA 504 loans	26,067	29,353
Commercial loans	496,008	465,518
Residential mortgage loans	282,317	264,523
Consumer loans	88,034	77,057
Total loans	949,832	888,958
Allowance for loan losses	(12,685)	(12,759)
Net loans	937,147	876,199
Premises and equipment, net	22,302	15,171
Bank owned life insurance ("BOLI")	13,664	13,381
Deferred tax assets	6,008	5,968
Federal Home Loan Bank ("FHLB") stock	5,767	4,600
Accrued interest receivable	4,165	3,884
Other real estate owned ("OREO")	1,703	1,591
Goodwill and other intangibles	1,516	1,516
Other assets	3,594	3,063
Total assets	$1,152,896	$1,084,866
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$209,122	$185,267
Interest-bearing demand	127,845	130,605
Savings	344,772	301,447
Time, under $100,000	134,448	134,468
Time, $100,000 to $250,000	86,366	104,106
Time, $250,000 and over	30,767	38,600
Total deposits	933,320	894,493
Borrowed funds	115,000	92,000
Subordinated debentures	10,310	15,465
Accrued interest payable	446	461
Accrued expenses and other liabilities	5,668	3,977
Total liabilities	1,064,744	1,006,396
Commitments and contingencies
Shareholders' equity:
Common stock	70,450	59,371
Retained earnings	18,117	19,566
Accumulated other comprehensive (loss)	(415)	(467)
Total shareholders' equity	88,152	78,470
Total liabilities and shareholders' equity	$1,152,896	$1,084,866

Issued and outstanding common shares	9,331	9,280

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Issued and outstanding common shares have been adjusted to account for the 10% stock dividend paid September 30, 2016.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$50	$11	$135	$26
FHLB stock	67	36	173	117
Securities:
Taxable	456	349	1,246	1,100
Tax-exempt	43	71	160	213
Total securities	499	420	1,406	1,313
Loans:
SBA loans	822	696	2,331	1,980
SBA 504 loans	321	353	1,050	1,068
Commercial loans	6,138	5,378	17,676	15,720
Residential mortgage loans	3,138	2,811	9,017	8,108
Consumer loans	1,046	849	2,956	2,322
Total loans	11,465	10,087	33,030	29,198
Total interest income	12,081	10,554	34,744	30,654
INTEREST EXPENSE
Interest-bearing demand deposits	129	108	390	317
Savings deposits	458	255	1,206	789
Time deposits	920	839	2,824	2,250
Borrowed funds and subordinated debentures	701	730	2,122	2,289
Total interest expense	2,208	1,932	6,542	5,645
Net interest income	9,873	8,622	28,202	25,009
Provision for loan losses	420	200	1,020	400
Net interest income after provision for loan losses	9,453	8,422	27,182	24,609
NONINTEREST INCOME
Branch fee income	321	399	940	1,118
Service and loan fee income	274	306	796	1,068
Gain on sale of SBA loans held for sale, net	639	308	1,584	671
Gain on sale of mortgage loans, net	609	926	1,917	1,957
BOLI income	97	95	283	284
Net security gains	11	—	186	28
Gain on repurchase of subordinated debt	—	—	2,264	—
Other income	222	241	716	683
Total noninterest income	2,173	2,275	8,686	5,809
NONINTEREST EXPENSE
Compensation and benefits	3,872	3,814	11,130	10,767
Occupancy	611	598	1,742	1,871
Processing and communications	647	631	1,845	1,841
Furniture and equipment	432	393	1,247	1,189
Professional services	216	251	710	729
Loan costs	86	265	343	647
OREO expenses	74	15	179	117
Deposit insurance	168	163	494	496
Advertising	304	203	848	728
Other expenses	583	519	1,790	1,619
Total noninterest expense	6,993	6,852	20,328	20,004
Income before provision for income taxes	4,633	3,845	15,540	10,414
Provision for income taxes	1,613	1,294	5,491	3,496
Net income	$3,020	$2,551	$10,049	$6,918

Net income per common share - Basic	$0.32	$0.28	$1.08	$0.75
Net income per common share - Diluted	$0.32	$0.27	$1.06	$0.74

Weighted average common shares outstanding - Basic	9,339	9,270	9,320	9,265
Weighted average common shares outstanding - Diluted	9,496	9,389	9,468	9,377
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
All share information has been adjusted for the 10% stock dividend paid September 30, 2016.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	September 30, 2016			September 30, 2015
(In thousands)	Before tax amount	Income tax expense	Net of tax amount	Before tax amount	Income tax expense	Net of tax amount
Net income	$4,633	$1,613	$3,020	$3,845	$1,294	$2,551
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	110	43	67	14	5	9
Less: reclassification adjustment for gains on securities included in net income	11	2	9	—	—	—
Total unrealized gains on securities available for sale	99	41	58	14	5	9

Adjustments related to defined benefit plan:
Amortization of prior service cost	22	10	12	21	8	13
Total adjustments related to defined benefit plan	22	10	12	21	8	13

Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	503	195	308	—	—	—
Total unrealized gain on cash flow hedges	503	195	308	—	—	—
Total other comprehensive income	624	246	378	35	13	22
Total comprehensive income	$5,257	$1,859	$3,398	$3,880	$1,307	$2,573

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the nine months ended
	September 30, 2016			September 30, 2015
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$15,540	$5,491	$10,049	$10,414	$3,496	$6,918
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	546	207	339	(125)	(50)	(75)
Less: reclassification adjustment for gains on securities included in net income	186	63	123	28	10	18
Total unrealized gains (losses) on securities available for sale	360	144	216	(153)	(60)	(93)

Adjustments related to defined benefit plan:
Initial recognition of prior service cost	—	—	—	(830)	(332)	(498)
Amortization of prior service cost	63	17	46	63	25	38
Total adjustments related to defined benefit plan	63	17	46	(767)	(307)	(460)

Net unrealized (losses) from cash flow hedges:
Unrealized holding loss on cash flow hedges arising during the period	(355)	(145)	(210)	—	—	—
Total unrealized loss on cash flow hedges	(355)	(145)	(210)	—	—	—
Total other comprehensive income (loss)	68	16	52	(920)	(367)	(553)
Total comprehensive income	$15,608	$5,507	$10,101	$9,494	$3,129	$6,365
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2016 and 2015
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss) income	shareholders' equity
Balance, December 31, 2015	9,279	$59,371	$19,566	$(467)	$78,470
Net income			10,049		10,049
Other comprehensive income, net of tax				52	52
Dividends on common stock ($0.12 per share)		79	(1,104)		(1,025)
10% Stock dividend paid September 30,		10,394	(10,394)		—
Common stock issued and related tax effects (1)	52	606			606
Balance, September 30, 2016	9,331	$70,450	$18,117	$(415)	$88,152

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2014	9,227	$58,785	$11,195	$143	$70,123
Net income			6,918		6,918
Other comprehensive loss, net of tax				(553)	(553)
Dividends on common stock ($0.09 per share)		55	(843)		(788)
Common stock issued and related tax effects (1)	45	365			365
Balance, September 30, 2015	9,272	$59,208	$17,270	$(410)	$76,065

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
໿

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$10,049	$6,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,020	400
Net amortization of purchase premiums and discounts on securities	271	409
Depreciation and amortization	632	493
Deferred income tax expense	15	171
Net security gains	(186)	(28)
Gain on repurchase of subordinated debentures	(2,264)	—
Stock compensation expense	418	343
Gain on sale of OREO	(71)	(3)
Gain on sale of mortgage loans held for sale, net	(1,246)	(1,444)
Gain on sale of SBA loans held for sale, net	(1,584)	(671)
Origination of mortgage loans held for sale	(76,668)	(77,911)
Origination of SBA loans held for sale	(23,370)	(16,008)
Proceeds from sale of mortgage loans held for sale, net	77,914	79,355
Proceeds from sale of SBA loans held for sale, net	19,959	7,539
BOLI income	(283)	(284)
Net change in other assets and liabilities	698	360
Net cash provided by (used in) operating activities	5,304	(361)
INVESTING ACTIVITIES
Purchases of securities held to maturity	(11,322)	(264)
Purchases of securities available for sale	(8,331)	(1,002)
Purchases of FHLB stock, at cost	(3,912)	(10,538)
Maturities and principal payments on securities held to maturity	1,565	2,181
Maturities and principal payments on securities available for sale	7,525	6,614
Proceeds from sales of securities available for sale	9,813	528
Proceeds from redemption of FHLB stock	2,745	12,060
Proceeds from sale of OREO	1,624	1,598
Net increase in loans	(58,353)	(87,062)
Purchases of premises and equipment	(8,190)	(836)
Net cash used in investing activities	(66,836)	(76,721)
FINANCING ACTIVITIES
Net increase in deposits	38,827	71,906
Proceeds from new borrowings	70,000	25,000
Repayments of borrowings	(47,000)	(60,000)
Repurchase of subordinated debentures	(2,891)	—
Proceeds from exercise of stock options	134	—
Dividends on common stock	(1,025)	(788)
Net cash provided by financing activities	58,045	36,118
Decrease in cash and cash equivalents	(3,487)	(40,964)
Cash and cash equivalents, beginning of period	88,157	129,821
Cash and cash equivalents, end of period	$84,670	$88,857

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2016	2015
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$6,557	$5,659
Income taxes paid	5,512	3,289
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	—	84
Capitalization of servicing rights	1,133	754
Transfer of loans to OREO	1,553	2,194

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2016

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Stock Transactions

On August 26, 2016, the Company declared a 10% stock dividend to shareholders' of record as of September 15, 2016. The 10% stock dividend was paid on September 30, 2016. All share amounts in the following tables have been restated to include the effect of the 10% stock dividend distribution.

Stock Option Plans
The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2016 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2015	522,338	$6.45	5.1	$2,561,095
Options granted	97,900	10.06
Options exercised	(24,998)	5.38
Options forfeited	(1,833)	7.00
Options expired	(4,275)	7.64
Outstanding at September 30, 2016	589,132	$7.08	5.2	$3,378,979
Exercisable at September 30, 2016	423,582	$6.18	3.7	$2,813,837

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2016, 2,112,585 shares have been reserved for issuance upon the exercise of options, 589,132 option grants are outstanding, and 1,402,804 option grants have been exercised, forfeited or expired, leaving 120,649 shares available for grant.

The fair values of the options granted during the three and nine months ended September 30, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Number of options granted	—	—	97,900	44,000
Weighted average exercise price	$—	$—	$10.06	$8.30
Weighted average fair value of options	$—	$—	$3.19	$3.47
Expected life in years (1)	0	0	6.85	6.69
Expected volatility (2)	—%	—%	31.91%	46.76%
Risk-free interest rate (3)	—%	—%	1.79%	1.80%
Dividend yield (4)	—%	—%	1.44%	1.33%
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Number of options exercised	4,620	578	24,998	578
Total intrinsic value of options exercised	$21,760	1,302	$138,722	1,302
Cash received from options exercised	29,820	—	134,458	—
Tax deduction realized from options	8,888	520	56,679	520

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	110,000	2.4	$3.57	110,000	$3.57
4.01 - 8.00	267,549	4.7	6.27	251,597	6.21
8.01 - 12.00	211,583	7.2	9.94	61,985	10.66
Total	589,132	5.2	$7.08	423,582	$6.18

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2016 and 2015 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Compensation expense	$46,268	$39,489	$160,016	$108,479
Income tax benefit	18,901	15,772	65,367	43,326

As of September 30, 2016, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $370 thousand.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2016:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2015	88,880	$7.63
Granted	34,216	10.24
Cancelled	(2,200)	4.86
Vested	(16,444)	7.42
Nonvested restricted stock at September 30, 2016	104,452	$8.56

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2016,  518,157 shares of restricted stock were reserved for issuance, of which 159,604 shares are available for grant.

Restricted stock awards granted during the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Number of shares granted	831	2,200	34,216	40,480
Average grant date fair value	$12.04	$8.92	$10.24	$8.46

Compensation expense related to restricted stock for the three and nine months ended September 30, 2016 and 2015 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Compensation expense	$100,645	$76,950	$257,873	$234,460
Income tax benefit	41,113	30,734	105,344	93,643

As of September 30, 2016, there was approximately $629 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $289 thousand and $232 thousand to the Plan during the nine months ended September 30, 2016 and 2015, and $110 thousand and $87 thousand during the three months ended September 30, 2016 and 2015, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $37.5 thousand and $32.1 thousand during the nine months ended September 30, 2016 and 2015, and $5.9 thousand and $5.8 thousand during the three months ended September 30, 2016 and 2015, respectively.  The interest paid on the deferred balances totaled $25 thousand and $19.4 thousand during the nine months ended September 30, 2016 and 2015, and $8.7 thousand and $6.6 thousand during the three months ended September 30, 2016 and 2015, respectively.  No fees were distributed in 2016 and 2015, respectively.

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
No contributions or payments have been made during the three and nine months ended September 30, 2016. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$15	$15	$46	$44
Interest cost	9	9	28	26
Amortization of prior service cost	22	21	63	62
Net periodic benefit cost	$46	$45	$137	$132
The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30,
(In thousands)	2016	2015
Benefit obligation, beginning of year	$923	$—
Initial recognition of prior service cost	—	830
Service cost	46	44
Interest cost	28	26
Actuarial gain (loss)	—	—
Benefit obligation, end of period	$997	$900

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with certain key executive officers. The Plan has an effective date of January 1, 2015.
The Plan is an unfunded, nonqualified deferred compensation plan.  For any Plan Year, a guaranteed annual Deferral Award percentage of seven and one half percent (7.5%) of the participant’s annual base salary will be credited to each Participant’s Deferred Benefit Account.  A discretionary annual Deferral Award equal to seven and one half percent (7.5%) of the participant’s annual base salary may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix.  The total Deferral Award shall never exceed fifteen percent (15%) of the participant's base salary for any given Plan Year.  Each Participant shall be one hundred percent 100% vested in all Deferral Awards as of the date they are awarded.
As of September 30, 2016, the Company had total year to date expenses of $30 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand and 4 thousand for the three and nine months ended September 30, 2016 and 2015, respectively.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income	$3,020	$2,551	$10,049	$6,918
Weighted average common shares outstanding - Basic	9,339	9,270	9,320	9,265
Plus: Potential dilutive common stock equivalents	157	119	148	112
Weighted average common shares outstanding - Diluted	9,496	9,389	9,468	9,377
Net income per common share - Basic	$0.32	$0.28	$1.08	$0.75
Net income per common share - Diluted	0.32	0.27	1.06	0.74
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	73	96	158	145

All weighted average share and per share figures shown above have been adjusted for the 10% stock dividend paid September 30, 2016.

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

For the quarter ended September 30, 2016, the Company reported income tax expense of $1.6 million for an effective tax rate of 34.8 percent, compared to an income tax expense of $1.3 million and an effective tax rate of 33.7 percent for the prior year’s quarter. For the nine months ended September 30, 2016, the Company reported income tax expense of $5.5 million for an effective tax rate of 35.3 percent, compared to an income tax expense of $3.5 million and an effective tax rate of 33.6 percent for the nine months ended September 30, 2015. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2016 or 2015.  The Company did not have an accrual for uncertain tax positions as of September 30, 2016 or December 31, 2015, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2012 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income (a)

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015, net of tax:

	For the three months ended September 30,
	2016				2015
(In thousands)	Net unrealized gains on securities	Adjustments related to defined benefit plan	Net unrealized (losses) gains from cash flow hedges	Accumulated other comprehensive (loss) income	Net unrealized gains on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive (loss) income

Balance at June 30,	$156	$(414)	$(535)	$(793)	$41	$(473)	$(432)

Other comprehensive income before reclassification	67	—	308	375	9	—	9
Less amounts reclassified from accumulated other comprehensive loss	9	(12)	—	(3)	—	(13)	(13)
Period change	58	12	308	378	9	13	22
Balance at September 30,	$214	$(402)	$(227)	$(415)	$50	$(460)	$(410)
(a) All amounts are net of tax.

	For the nine months ended September 30,
	2016				2015
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive income (loss)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Accumulated other comprehensive income (loss)

Balance at December 31,	$(2)	$(448)	$(17)	$(467)	$143	$—	$143

Other comprehensive (loss) income before reclassification	339	—	(210)	129	(75)	(498)	(573)
Less amounts reclassified from accumulated other comprehensive loss	123	(46)	—	77	18	(38)	(20)
Period change	216	46	(210)	52	(93)	(460)	(553)
Balance at September 30,	$214	$(402)	$(227)	$(415)	$50	$(460)	$(410)
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

As of September 30, 2016, the fair value of the Company's AFS securities portfolio was $44.2 million.  Approximately 53 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $23.5 million at September 30, 2016.  Approximately $22.8 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at September 30, 2016.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2016, as compared to the periods ended December 31, 2015 and September 30, 2015.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$3,801	$—	$3,801
State and political subdivisions	—	5,629	—	5,629
Residential mortgage-backed securities	—	23,459	—	23,459
Corporate and other securities	—	11,297	—	11,297
Total securities available for sale	$—	$44,186	$—	$44,186

Interest rate swap agreements	—	(383)	—	(383)
Total	$—	(383)	$—	$(383)

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$6,581	$—	$6,581
State and political subdivisions	—	10,782	—	10,782
Residential mortgage-backed securities	—	26,439	—	26,439
Corporate and other securities	—	9,063	—	9,063
Total securities available for sale	$—	$52,865	$—	$52,865

Interest rate swap agreements	—	(28)	—	(28)
Total	$—	$(28)	$—	$(28)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2016, the valuation allowance for impaired loans was $604 thousand, a decrease of $238 thousand from $842 thousand at December 31, 2015.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,703	$1,703
Impaired collateral-dependent loans	—	—	2,878	2,878

	Fair value at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,591	$1,591
Impaired collateral-dependent loans	—	—	6,331	6,331

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of September 30, 2016 and December 31, 2015 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At September 30, 2016, the Bank had standby letters of credit outstanding of $2.8 million, as compared to $1.8 million at December 31, 2015.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2016 and December 31, 2015:

		September 30, 2016		December 31, 2015
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$84,670	$84,670	$88,157	$88,157
Securities (1)	Level 2	72,360	73,024	71,336	71,472
SBA loans held for sale	Level 2	15,611	17,407	13,114	14,324
Loans, net of allowance for loan losses (2)	Level 2	921,536	926,398	863,085	864,691
FHLB stock	Level 2	5,767	5,767	4,600	4,600
Servicing assets	Level 3	2,042	2,042	1,389	1,389
Accrued interest receivable	Level 2	4,165	4,165	3,884	3,884
OREO	Level 3	1,703	1,703	1,591	1,591
Financial liabilities:
Deposits	Level 2	933,320	934,901	894,493	893,651
Borrowed funds and subordinated debentures	Level 2	125,310	126,724	107,465	109,549
Accrued interest payable	Level 2	446	446	461	461

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3.  These securities had book values of $3.8 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively, and market values of $3.9 million and $3.8 million at September 30, 2016 and December 31, 2015, respectively.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.9 million and $6.3 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$3,748	$53	$—	$3,801	$6,649	$—	$(68)	$6,581
State and political subdivisions	5,557	72	—	5,629	10,625	159	(2)	10,782
Residential mortgage-backed securities	22,937	621	(99)	23,459	26,191	449	(201)	26,439
Corporate and other securities	11,588	80	(371)	11,297	9,404	71	(412)	9,063
Total securities available for sale	$43,830	$826	$(470)	$44,186	$52,869	$679	$(683)	$52,865
Held to maturity:
U.S. Government sponsored entities	$3,773	$6	$—	$3,779	$3,988	$—	$(87)	$3,901
State and political subdivisions	2,307	267	—	2,574	2,364	187	(1)	2,550
Residential mortgage-backed securities	5,181	170	(10)	5,341	6,232	141	(28)	6,345
Commercial mortgage-backed securities	3,823	90	—	3,913	3,902	—	(62)	3,840
Corporate and other securities	13,090	141	—	13,231	1,985	—	(14)	1,971
Total securities held to maturity	$28,174	$674	$(10)	$28,838	$18,471	$328	$(192)	$18,607

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2016 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$4	0.89%	$3,797	1.61%	$—	—%	$—	—%	$3,801	1.61%
State and political subdivisions	—	—	777	3.12	1,326	3.06	3,526	2.73	5,629	2.86
Residential mortgage-backed securities	—	—	654	2.23	3,220	2.30	19,585	2.76	23,459	2.69
Corporate and other securities	2,405	1.56	158	1.62	6,339	2.68	2,395	0.56	11,297	1.98
Total securities available for sale	$2,409	1.56%	$5,386	1.90%	$10,885	2.61%	$25,506	2.55%	$44,186	2.43%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$3,773	1.97%	$3,773	1.97%
State and political subdivisions	213	1.00	—	—	492	5.08	1,602	4.64	2,307	4.40
Residential mortgage-backed securities	42	4.07	42	5.02	818	2.77	4,279	2.74	5,181	2.80
Commercial mortgage-backed securities	—	—	—	—	—	—	3,823	2.76	3,823	2.76
Corporate and other securities	—	—	—	—	11,076	4.81	2,014	8.80	13,090	5.42
Total securities held to maturity	$255	1.50%	$42	5.02%	$12,386	4.68%	$15,491	3.54%	$28,174	4.03%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
Residential mortgage-backed securities	4	$—	$—	$3,338	$(99)	$3,338	$(99)
Corporate and other securities	9	1,055	(45)	5,313	(326)	6,368	(371)
Total temporarily impaired securities	13	$1,055	$(45)	$8,651	$(425)	$9,706	$(470)
Held to maturity:
Residential mortgage-backed securities	3	$913	$(5)	$553	$(5)	$1,466	$(10)
Total temporarily impaired securities	3	$913	$(5)	$553	$(5)	$1,466	$(10)

	December 31, 2015
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	9	$4,165	$(12)	$2,416	$(56)	$6,581	$(68)
State and political subdivisions	3	1,584	(2)	—	—	1,584	(2)
Residential mortgage-backed securities	11	6,195	(36)	4,508	(165)	10,703	(201)
Corporate and other securities	11	4,730	(174)	3,756	(238)	8,486	(412)
Total temporarily impaired securities	34	$16,674	$(224)	$10,680	$(459)	$27,354	$(683)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$3,901	$(87)	$3,901	$(87)
State and political subdivisions	1	263	(1)	—	—	263	(1)
Residential mortgage-backed securities	3	—	—	1,853	(28)	1,853	(28)
Commercial mortgage-backed securities	2	3,840	(62)	—	—	3,840	(62)
Corporate and other securities	1	971	(14)	—	—	971	(14)
Total temporarily impaired securities	9	$5,074	$(77)	$5,754	$(115)	$10,828	$(192)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2016.  There was no impairment on these securities at December 31, 2015.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2016 or December 31, 2015.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2016 or December 31, 2015.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of September 30, 2016 or December 31, 2015.

Realized Gains and Losses

Gross realized gains on securities for the three and nine months ended September 30, 2016 and 2015 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Available for sale:
Realized gains	$12	$—	$187	$28
Realized losses	(1)	—	(1)	—
Total securities available for sale	11	—	186	28
Held to maturity:
Realized gains	—	—	—	—
Realized losses	—	—	—	—
Total securities held to maturity	—	—	—	—
Net gains on sales of securities	$11	$—	$186	$28

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There was a gross realized gain of $12 thousand for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, there was a gross realized gain of $187 thousand.

•
For the nine months ended September 30, 2016, the net gains are attributed to the sale of fifteen municipal securities with a total book value of $6.4 million and resulting gains of $112 thousand, the sale of two SBA securities with a book value of $2.5 million and resulting gains of $12 thousand, and the sale of one equity security totaling $40 thousand in book value, resulting in pre-tax gains of approximately $63 thousand, partially offset by the sale of one SBA security with a book value of $753 thousand which resulted in a loss of $1 thousand.

There were no realized gains or losses for the three months ended September 30, 2015, and there were gross realized gains of $28 thousand for the nine months ended September 30, 2015. The net realized gains during 2015 were a result of the following:

•	For the nine months ended September 30, 2015, the Company sold one corporate bond totaling $500 thousand in book value, resulting in pre-tax gains of approximately $28 thousand.

Pledged Securities

Securities with a carrying value of $17.5 million and $18.5 million for September 30, 2016 and December 31, 2015, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.  In September 2016, the FHLB issued a letter of credit in the name of Unity Bank naming the NJ Dept. of Banking and Insurance as beneficiary.  The letter of credit took the place of securities previously pledged to the state as collateral for the Bank’s municipal deposits.  For additional information on amounts pledged to secure Government deposits at September 30, 2016, see section titled “Borrowed Funds and Subordinated Debentures” under Item 2. Management Discussion and Analysis.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
SBA loans held for investment	$41,795	$39,393
SBA 504 loans	26,067	29,353
Commercial loans
Commercial other	52,927	49,332
Commercial real estate	407,686	391,071
Commercial real estate construction	35,395	25,115
Residential mortgage loans	282,317	264,523
Consumer loans
Home equity	45,495	45,042
Consumer other	42,539	32,015
Total loans held for investment	$934,221	$875,844
SBA loans held for sale	15,611	13,114
Total loans	$949,832	$888,958

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

Residential Mortgage and Consumer Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans and consumer construction lines.  The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company’s relationship with the borrower.

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

At September 30, 2016, the Company owned no residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $76 thousand at December 31, 2015.  Additionally, there were $3.1 million of residential consumer loans in the process of foreclosure at September 30, 2016, compared to $4.5 million at December 31, 2015.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2016:

	September 30, 2016
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$38,560	$1,640	$1,595	$41,795
SBA 504 loans	22,625	2,797	645	26,067
Commercial loans
Commercial other	50,724	1,617	586	52,927
Commercial real estate	394,051	13,609	451	407,686
Commercial real estate construction	34,339	750	306	35,395
Total commercial loans	479,114	15,976	1,343	496,008
Total SBA, SBA 504 and commercial loans	$540,299	$20,413	$3,583	$563,870

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$279,719	$2,598	$282,317
Consumer loans
Home equity		45,006	489	45,495
Consumer other		42,539	—	42,539
Total consumer loans		87,545	489	88,034
Total residential mortgage and consumer loans		$367,264	$3,087	$370,351

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$445	$8	$—	$1,967	$2,420	$39,375	$41,795
SBA 504 loans	—	—	—	513	513	25,554	26,067
Commercial loans
Commercial other	—	—	—	611	611	52,316	52,927
Commercial real estate	1,708	—	—	43	1,751	405,935	407,686
Commercial real estate construction	—	—	—	306	306	35,089	35,395
Residential mortgage loans	2,491	948	—	2,598	6,037	276,280	282,317
Consumer loans
Home equity	—	324	—	489	813	44,682	45,495
Consumer other	—	—	—	—	—	42,539	42,539
Total loans held for investment	$4,644	$1,280	$—	$6,527	$12,451	$921,770	$934,221
SBA loans held for sale	—	—	—	—	—	15,611	15,611
Total loans	$4,644	$1,280	$—	$6,527	$12,451	$937,381	$949,832

(1)
At September 30, 2016, nonaccrual loans included $154 thousand of TDRs and $624 thousand of loans guaranteed by the SBA.  The remaining $666 thousand of TDRs are in accrual status because they are performing in accordance with their restructured terms.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2016:

	September 30, 2016
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$926	$609	$—
SBA 504 loans	513	513	—
Commercial loans
Commercial other	24	25	—
Commercial real estate	710	709	—
Commercial real estate construction	356	306	—
Total commercial loans	1,090	1,040	—
Total impaired loans with no related allowance	2,529	2,162	—

With an allowance:
SBA loans held for investment (1)	1,393	734	351
Commercial loans
Commercial other	599	586	253
Commercial real estate	—	—	—
Commercial real estate construction	—	—	—
Total commercial loans	599	586	253
Total impaired loans with a related allowance	1,992	1,320	604

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,319	1,343	351
SBA 504 loans	513	513	—
Commercial loans
Commercial other	623	611	253
Commercial real estate	710	709	—
Commercial real estate construction	356	306	—
Total commercial loans	1,689	1,626	253
Total individually evaluated impaired loans	$4,521	$3,482	$604

(1)	Balances are reduced by amount guaranteed by the SBA of $624 thousand at September 30, 2016.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2016 and 2015.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2016		2015
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,341	$2	$1,773	$30
SBA 504 loans	513	—	2,010	27
Commercial loans
Commercial other	1,217	—	987	35
Commercial real estate	731	21	5,732	37
Commercial real estate construction	306	—	—	—
Total	$4,108	$23	$10,502	$129

(1)	Balances are reduced by the average amount guaranteed by the SBA of $257 thousand and $306 thousand for the three months ended September 30, 2016 and 2015, respectively.

	For the nine months ended September 30,
	2016		2015
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,662	$3	$1,881	$69
SBA 504 loans	893	—	2,625	79
Commercial loans
Commercial other	736	38	1,059	92
Commercial real estate	1,352	52	5,096	108
Commercial real estate construction	294	—	—	—
Total	$4,937	$93	$10,661	$349

(1)	Balances are reduced by the average amount guaranteed by the SBA of $246 thousand and $458 thousand for the nine months ended September 30, 2016 and 2015, respectively.

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

TDRs of $820 thousand and $3.3 million are included in the impaired loan numbers as of September 30, 2016 and December 31, 2015, respectively.  The decrease was due to the payoff of four loans and principal pay downs.  At September 30, 2016, there were specific reserves of $34 thousand on non-performing TDRs. At December 31, 2015, there were specific reserves of $208 thousand on TDRs, $167 thousand on performing TDRs and $41 thousand on nonperforming TDRs.  At September 30, 2016, $154 thousand of TDRs were in nonaccrual status, compared to $293 thousand at December 31, 2015. The remaining TDRs are in accrual status since they continue to perform in accordance with their restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three or nine months ended September 30, 2016 and 2015 that were deemed to be TDRs.

There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or nine months ended September 30, 2016.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance increased during the nine months ended September 30, 2016, to $263 thousand from $162 thousand at December 31, 2015.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 and 2015:

	For the three months ended September 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,630	$588	$6,566	$2,964	$861	$149	$12,758
Charge-offs	(140)	—	(376)	—	—	—	(516)
Recoveries	17	—	6	—	—	—	23
Net (charge-offs) recoveries	(123)	—	(370)	—	—	—	(493)
Provision for loan losses charged to expense	128	(21)	616	(448)	31	114	420
Balance, end of period	$1,635	$567	$6,812	$2,516	$892	$263	$12,685

	For the three months ended September 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,998	$879	$6,059	$2,545	$756	$167	$12,404
Charge-offs	(86)	—	(10)	(50)	(52)	—	(198)
Recoveries	10	—	5	—	—	—	15
Net (charge-offs) recoveries	(76)	—	(5)	(50)	(52)	—	(183)
Provision for loan losses charged to expense	(11)	(89)	146	186	84	(116)	200
Balance, end of period	$1,911	$790	$6,200	$2,681	$788	$51	$12,421

The following tables detail the activity in the allowance for loan losses portfolio segment for the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Charge-offs	(369)	—	(756)	—	(28)	—	(1,153)
Recoveries	33	—	25	—	1	—	59
Net (charge-offs) recoveries	(336)	—	(731)	—	(27)	—	(1,094)
Provision for loan losses charged to expense	10	(174)	1,234	(253)	102	101	1,020
Balance, end of period	$1,635	$567	$6,812	$2,516	$892	$263	$12,685

	For the nine months ended September 30, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,883	$1,337	$6,270	$2,289	$667	$105	$12,551
Charge-offs	(220)	(589)	(257)	(50)	(89)	—	(1,205)
Recoveries	49	—	576	49	1	—	675
Net (charge-offs) recoveries	(171)	(589)	319	(1)	(88)	—	(530)
Provision for loan losses charged to expense	199	42	(389)	393	209	(54)	400
Balance, end of period	$1,911	$790	$6,200	$2,681	$788	$51	$12,421

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$351	$—	$253	$—	$—	$—	$604
Collectively evaluated for impairment	1,284	567	6,559	2,516	892	263	12,081
Total	$1,635	$567	$6,812	$2,516	$892	$263	$12,685
Loan ending balances:
Individually evaluated for impairment	$1,343	$513	$1,626	$—	$—	$—	$3,482
Collectively evaluated for impairment	40,452	25,554	494,382	282,317	88,034	—	930,739
Total	$41,795	$26,067	$496,008	$282,317	$88,034	$—	$934,221

	December 31, 2015
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$705	$—	$137	$—	$—	$—	$842
Collectively evaluated for impairment	1,256	741	6,172	2,769	817	162	11,917
Total	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Loan ending balances:
Individually evaluated for impairment	$1,907	$2,226	$3,040	$—	$—	$—	$7,173
Collectively evaluated for impairment	37,486	27,127	462,478	264,523	77,057	—	868,671
Total	$39,393	$29,353	$465,518	$264,523	$77,057	$—	$875,844

Changes in Methodology:
The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2016, a $183 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $138 thousand commitment reserve at December 31, 2015, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 addresses the issue of diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this Update provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing

•	Contingent Consideration Payments Made after a Business Combination

•	Proceeds from the Settlement of Insurance Claims

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies

•	Distributions Received from Equity Method Investees

•	Beneficial Interests in Securitization Transactions

•	Separately Identifiable Cash Flows and Application of the Predominance Principle
The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the impact of the standard.

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

During the three and nine months ended September 30, 2016, the Company received variable rate Libor payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2016 and 2015, respectively is as follows:
໿

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages and years)	2016	2015	2016	2015
Notional amount	$60,000	$—	$60,000	$—
Weighted average pay rate	1.26%	—%	1.47%	—%
Weighted average receive rate	0.65%	—%	0.58%	—%
Weighted average maturity in years	4.11	0	4.32	0
Unrealized gain (loss) relating to interest rate swaps	$503	$—	$(355)	$—

At September 30, 2016, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  The unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 16 branch offices located in Bergen, Hunterdon, Somerset, Middlesex, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania as well as a loan production office in Bergen County, New Jersey.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, SBA and other commercial credits.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties.

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

Earnings Summary

Net income totaled $3.0 million, or $0.32 per diluted share for the quarter ended September 30, 2016, compared to $2.6 million, or $0.27 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.05% and 13.90%, respectively, compared to 1.00 % and 13.54% for the same period a year ago.

Third quarter highlights include:

•	Consumer and SBA loans increased 14.2% and 9.3%, respectively, while total loans increased 6.8% since year end 2015.

•	Noninterest-bearing demand deposits rose 12.9% and total deposits increased 4.3% since year-end 2015.

•	Net interest income increased 14.5% compared to the prior year’s quarter due to strong loan growth.

•	Net interest margin equaled 3.63% this quarter compared to 3.60% in the prior years' quarter.

•	Credit quality continued to improve. Nonperforming assets fell 34.2% from September 30, 2015.

For the nine months ended September 30, 2016, net income totaled $10.0 million, or $1.06 per diluted share, compared to $6.9 million, or $0.74 per diluted share, in the prior year's period. Return on average assets and average common equity for the nine month periods were 1.20% and 16.09%, respectively, compared to 0.95% and 12.69% for the same period a year ago.

During the first quarter, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction.  This gain is included in noninterest income on the income statement. Net income, excluding the nonrecurring gain on the repurchased subordinated debentures, was $8.6 million, or $0.91 per diluted share, for the nine months ended September 30, 2016, compared to net income of $6.9 million, or $0.74 per diluted share, for the same period a year ago. Return on average assets and average common equity for the nine months ended September 30, 2016 would have been 1.03% and 13.73%, respectively, compared to 0.95% and 12.69% for the same period a year ago.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income per common share - Basic (1)	$0.32	$0.28	$1.08	$0.75
Net income per common share - Diluted (1)	$0.32	$0.27	$1.06	$0.74
Return on average assets	1.05%	1.00%	1.20%	0.95%
Return on average equity (2)	13.90%	13.54%	16.09%	12.69%
Efficiency ratio	58.11%	62.88%	55.39%	64.97%

The Company’s quarterly performance ratios, net of gain on subordinated debenture, may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income per common share - Basic (1)	$0.32	$0.28	$0.92	$0.75
Net income per common share - Diluted (1)	$0.32	$0.27	$0.91	$0.74
Return on average assets	1.05%	1.00%	1.03%	0.95%
Return on average equity (2)	13.90%	13.54%	13.73%	12.69%
Efficiency ratio	58.11%	62.88%	59.03%	64.97%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by average shareholders' equity.

All share information has been adjusted for the 10% stock dividend paid September 30, 2016.

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

During the quarter ended September 30, 2016, tax-equivalent net interest income amounted to $9.9 million, an increase of $1.3 million or 14.5 percent when compared to the same period in 2015.  The net interest margin increased 3 basis points to 3.63 percent for the quarter ended September 30, 2016, compared to 3.60 percent for the same period in 2015.  The net interest spread was 3.41 percent for the third quarter of 2016, a 2 basis point increase compared to the same period in 2015.

During the three months ended September 30, 2016, tax-equivalent interest income was $12.1 million, an increase of $1.5 million or 14.3 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

•
Of the $1.5 million net increase in interest income on a tax-equivalent basis, $1.1 million of the increase was due to increased average earning assets, and $403 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $128.8 million to $1.1 billion for the third quarter of 2016 compared to $954.4 million for the same period in 2015.  This was due primarily to a $93.2 million increase in average loans, primarily commercial, residential mortgage and consumer loans, along with a $36.2 million increase in federal funds sold and interest-bearing deposits, partially offset by a $2.8 million decrease in average investment securities.

•
The yield on total interest-earning assets increased 5 basis points to 4.45 percent for the three months ended September 30, 2016 when compared to the same period in 2015. The yield on the loan portfolio increased 12 basis points to 4.87 percent.

Total interest expense was $2.2 million for the three months ended September 30, 2016, an increase of $276 thousand or 14.3 percent compared to the same period in 2015.  This increase was driven by the increased volume in borrowed funds and subordinated debentures and increased rates on savings deposits, partially offset by the decreased rates on the borrowed funds and subordinated debentures compared to a year ago:

•
Of the $276 thousand increase in interest expense, $281 thousand was due to an increase in the volume of borrowed funds and subordinated debentures and $163 thousand from the increased rates on savings deposits, partially offset by $310 thousand resulting from reduced interest rates paid on our borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $840.9 million for the third quarter of 2016, an increase of $85.5 million or 11.3 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in savings deposits and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 3 basis point to 1.04 percent. While the cost of interest-bearing deposits increased 13 basis points to 0.84 percent for the third quarter of 2016, the cost of borrowed funds and subordinated debentures decreased 121 basis points to 2.26 percent due to the modification of borrowings with the FHLB over the past year and additional borrowings at lower rates. The increase in the cost of deposits was primarily driven by a promotional savings product.

During the nine months ended September 30, 2016, tax-equivalent net interest income amounted to $28.2 million, an increase of $3.2 million or 12.6 percent when compared to the same period in 2015. The net interest margin decreased 7 basis points to 3.58 percent for the nine months ended September 30, 2016, compared to 3.65 percent for the same period in 2015. The net interest spread was 3.35 percent for the first nine months of 2016, a 9 basis point decrease compared to the same period in 2015.

During the nine months ended September 30, 2016, tax-equivalent interest income was $34.8 million, an increase of $4.1 million or 13.2 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans:

•
Of the $4.1 million net increase in interest income on a tax-equivalent basis, $3.6 million of the increase was due to increased average earning assets, primarily loans, and $454 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $135.8 million to $1.1 billion for the first nine months of 2016 compared to $920.5 million for the same period in 2015. This was due primarily to a $100.4 million increase in average loans, primarily commercial, residential mortgage and consumer loans, and a $40.0 million increase in federal funds sold and interest-bearing deposits, partially offset by a $6.0 million decrease in average investment securities.

•
The yield on total interest-earning assets decreased 7 basis points to 4.40 percent for the nine months ended September 30, 2016 when compared to the same period in 2015. The yield on the security portfolio increased 35 basis points to 2.84 percent.

Total interest expense was $6.5 million for the nine months ended September 30, 2016, an increase of $897 thousand or 15.9 percent compared to the same period in 2015. This increase was driven by the increase in average time deposits, borrowed funds and subordinated debentures, and increased rates on savings and time deposits, partially offset by decreased rates on our borrowed funds and subordinated debentures compared to a year ago:

•
Of the $897 thousand increase in interest expense, $537 thousand was due to an increase in borrowed funds and subordinated debentures, $522 thousand from the increase in the volume of average interest-bearing liabilities, and $339 thousand due to increased rates on savings deposits, partially offset by a $704 thousand resulting from reduced interest rates on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $830.2 million for the nine months ended September 30, 2016, an increase of $98.3 million or 13.4 percent, compared to the prior year’s period. The increase in interest-bearing liabilities was a result of an increase in average savings and time deposits and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 2 basis points to 1.05 percent for the nine months ended September 30, 2016. The cost of interest-bearing deposits increased 13 basis points to 0.82 percent for the nine months ended September 30, 2016 due to a savings promotion and the cost of borrowed funds and subordinated debentures decreased 94 basis points to 2.55 percent.

Although our net interest income has increased over the periods noted above, we have been impacted by the sustained low interest rate environment.  Recent remarks by the Federal Reserve Open Market Committee (“FOMC”) of the Federal Reserve Board indicate that gradual increases in the federal funds rates will be warranted as inflation remains low in the near term but rises up to 2 percent over the medium term.

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

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$70,628	$50	0.28%	$34,465	$11	0.13%
FHLB stock	5,728	67	4.65	3,517	36	4.06
Securities:
Taxable	63,871	456	2.84	61,542	349	2.25
Tax-exempt	6,478	66	4.05	11,612	105	3.59
Total securities (A)	70,349	522	2.95	73,154	454	2.46
Loans:
SBA loans	57,122	822	5.72	53,325	696	5.18
SBA 504 loans	26,562	321	4.81	29,268	353	4.79
Commercial loans	490,776	6,138	4.98	433,285	5,378	4.92
Residential mortgage loans	276,413	3,138	4.52	254,765	2,811	4.38
Consumer loans	85,632	1,046	4.86	72,641	849	4.64
Total loans (B)	936,505	11,465	4.87	843,284	10,087	4.75
Total interest-earning assets	$1,083,210	$12,104	4.45%	$954,420	$10,588	4.40%

Noninterest-earning assets:
Cash and due from banks	19,831			24,990
Allowance for loan losses	(12,769)			(12,619)
Other assets	52,000			44,098
Total noninterest-earning assets	59,062			56,469
Total assets	$1,142,272			$1,010,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$129,310	$129	0.40%	$125,405	$108	0.34%
Total savings deposits	331,588	458	0.55	290,413	255	0.35
Total time deposits	256,884	920	1.42	256,216	839	1.30
Total interest-bearing deposits	717,782	1,507	0.84	672,034	1,202	0.71
Borrowed funds and subordinated debentures	123,136	701	2.26	83,383	730	3.47
Total interest-bearing liabilities	$840,918	$2,208	1.04%	$755,417	$1,932	1.01%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	197,937			176,085
Other liabilities	16,990			4,663
Total noninterest-bearing liabilities	214,927			180,748
Total shareholders' equity	86,427			74,724
Total liabilities and shareholders' equity	$1,142,272			$1,010,889

Net interest spread		$9,896	3.41%		$8,656	3.39%
Tax-equivalent basis adjustment		(23)			(34)
Net interest income		$9,873			$8,622
Net interest margin			3.63%			3.60%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 35 percent for 2016 and 34 percent for 2015, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$70,654	$135	0.26%	$30,657	$26	0.11%
FHLB stock	5,063	173	4.56	3,694	117	4.23
Securities:
Taxable	61,869	1,246	2.69	64,121	1,100	2.29
Tax-exempt	8,062	241	3.99	11,798	315	3.57
Total securities (A)	69,931	1,487	2.84	75,919	1,415	2.49
Loans:
SBA loans	55,932	2,331	5.57	49,678	1,980	5.33
SBA 504 loans	27,685	1,050	5.07	30,720	1,068	4.65
Commercial loans	476,477	17,676	4.96	420,682	15,720	5.00
Residential mortgage loans	268,436	9,017	4.49	241,675	8,108	4.49
Consumer loans	82,098	2,956	4.81	67,488	2,322	4.60
Total loans (B)	910,628	33,030	4.85	810,243	29,198	4.82
Total interest-earning assets	$1,056,276	$34,825	4.40%	$920,513	$30,756	4.47%

Noninterest-earning assets:
Cash and due from banks	24,261			26,537
Allowance for loan losses	(12,848)			(12,583)
Other assets	48,922			43,637
Total noninterest-earning assets	60,335			57,591
Total assets	$1,116,611			$978,104

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$129,968	$390	0.40%	$125,216	$317	0.34%
Total savings deposits	317,441	1,206	0.51	289,445	789	0.36
Total time deposits	271,511	2,824	1.39	229,512	2,250	1.31
Total interest-bearing deposits	718,920	4,420	0.82	644,173	3,356	0.69
Borrowed funds and subordinated debentures	111,298	2,122	2.55	87,714	2,289	3.49
Total interest-bearing liabilities	$830,218	$6,542	1.05%	$731,887	$5,645	1.03%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	193,288			168,852
Other liabilities	9,656			4,463
Total noninterest-bearing liabilities	202,944			173,315
Total shareholders' equity	83,449			72,902
Total liabilities and shareholders' equity	$1,116,611			$978,104

Net interest spread		$28,283	3.35%		$25,111	3.44%
Tax-equivalent basis adjustment		(81)			(102)
Net interest income		$28,202			$25,009
Net interest margin			3.58%			3.65%

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
໿

	For the three months ended September 30, 2016 versus September 30, 2015			For the nine months ended September 30, 2016 versus September 30, 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$19	$20	$39	$54	$55	$109
FHLB stock	25	6	31	46	10	56
Securities	(38)	106	68	(148)	220	72
Loans	1,107	271	1,378	3,663	169	3,832
Total interest income	$1,113	$403	$1,516	$3,615	$454	$4,069
Interest expense:
Demand deposits	$3	$18	$21	$13	$60	$73
Savings deposits	40	163	203	78	339	417
Time deposits	2	79	81	431	143	574
Total interest-bearing deposits	45	260	305	522	542	1,064
Borrowed funds and subordinated debentures	281	(310)	(29)	537	(704)	(167)
Total interest expense	326	(50)	276	1,059	(162)	897
Net interest income - fully tax-equivalent	$787	$453	$1,240	$2,556	$616	$3,172
Decrease in tax-equivalent adjustment			11			21
Net interest income			$1,251			$3,193

Provision for Loan Losses

Provision for loan losses totaled $420 thousand for the three months ended September 30, 2016, compared to $200 thousand for the three months ended September 30, 2015.  For the nine months ended September 30, 2016, the provision for loan losses totaled $1.0 million, compared to $400 thousand for the same period in 2015. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Branch fee income	$321	$399	$940	$1,118
Service and loan fee income	274	306	796	1,068
Gain on sale of SBA loans held for sale, net	639	308	1,584	671
Gain on sale of mortgage loans, net	609	926	1,917	1,957
BOLI income	97	95	283	284
Net security gains	11	—	186	28
Net gain on subordinated debenture	—	—	2,264	—
Other income	222	241	716	683
Total noninterest income	$2,173	$2,275	$8,686	$5,809

For the three months ended September 30, 2016, noninterest income decreased $102 thousand to $2.2 million, compared to the same period last year. While gains on the sale of SBA and mortgage loans were consistent with the prior quarter, noninterest income decreased due to lower branch and loan fee income. Year-to-date, noninterest income increased $2.9 million to $8.7 million due to a nonrecurring gain on the repurchase of subordinated debentures. The Company repurchased $5.2 million of its outstanding debentures on February 26, 2016. The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in pre-tax gain of $2.3 million on the transaction. Excluding the nonrecurring gain, noninterest income increased $613 thousand to $6.4 million due to higher gains on the sale of SBA loans and securities, partially offset by lower branch and loan fee income.

Changes in our noninterest income for the three and nine months ended September 30, 2016 vs. 2015 reflect:

•	Branch fee income declined in the quarterly and year-to-date periods due to lower levels of overdraft fees and service charges from commercial checking accounts.

•
Service and loan fee income declined in the quarterly and year-to-date periods due to the write-down of a mortgage servicing asset as a result of large principal pay-downs on a sold mortgage pool. On a year-to-date basis, service and loan fee income was also impacted by lower loan payoff charges and processing fees.

•
SBA loans sales during the third quarter of 2016 totaled $7.8 million with a net gain of $639 thousand. During the prior year's quarter, SBA loan sales totaled $3.4 million with a net gain of $308 thousand. Year-to-date, SBA loan sales totaled $18.4 million in 2016 and $6.9 million in 2015 with net gains on sale of $1.6 million and $671 thousand, respectively.

•
During the quarter, $25.6 million in residential mortgage loans were sold at a gain of $609 thousand, compared to $35.7 million in loans sold at a gain of $926 thousand during the prior year's quarter. Year-to-date, $76.7 million in residential mortgage loans were sold at a gain of $1.9 million compared to $77.9 million in loans sold at a gain of $2.0 million during the prior year's period.

•
Security gains totaled $11 thousand for the quarter end September 30, 2016, while no gains occurred during the prior year's quarter. Year-to-date, security gains were $186 thousand and $28 thousand, respectively.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Compensation and benefits	$3,872	$3,814	$11,130	$10,767
Occupancy	611	598	1,742	1,871
Processing and communications	647	631	1,845	1,841
Furniture and equipment	432	393	1,247	1,189
Professional services	216	251	710	729
Loan costs	86	265	343	647
OREO expenses	74	15	179	117
Deposit insurance	168	163	494	496
Advertising	304	203	848	728
Other expenses	583	519	1,790	1,619
Total noninterest expense	$6,993	$6,852	$20,328	$20,004

Noninterest expense increased $141 thousand to $7.0 million for the three months ended September 30, 2016, while year-to-date expense increased $324 thousand to $20.3 million. The majority of the increase in each period was due to higher compensation and employee benefit expenses.
Changes in noninterest expense for the three and nine months ended September 30, 2016 versus 2015 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $58 thousand and $363 thousand for the three and nine months ended September 30, 2016, respectively. Expenses have increased in both periods as we expand our branch network, lending and support staff. This additional headcount has resulted in higher salary and benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

•
Occupancy expense increased $13 thousand and decreased $129 thousand for the three and nine months ended September 30, 2016, respectively. The increase for the current quarter is due to the investment in our retail network through the addition of branches in Emerson and Somerville, New Jersey. The year-to-date decrease in occupancy expense is due to the purchase of our Clinton, New Jersey corporate headquarters building earlier this year.

•
Processing and communications expenses increased $16 thousand and $4 thousand for the three and nine months ended September 30, 2016, respectively. In each period, expenses increased due to increased product related expenses such as card related expenses.

•
Furniture and equipment expense increased $39 thousand and $58 thousand for the three and nine months ended September 30, 2016, respectively, primarily due to investment in our technology infrastructure through network and software upgrades that will improve our efficiency and keep our data secure.

•	Professional service fees decreased $35 thousand and $19 thousand for the three and nine months ended September 30, 2016, respectively, primarily due to lower legal expense.

•
Loan costs decreased $179 thousand and $304 thousand for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in the prior year. Both decreases were primarily due to lower loan collection costs.

•
OREO expenses increased $59 thousand and $62 thousand for the three and nine months ended September 30, 2016, respectively, due to increased legal and property tax expenses incurred on these properties.

•	Deposit insurance expense remained relatively flat for the three and nine months ended September 30, 2016.

•
Advertising expense increased $101 thousand and $120 thousand for the three and nine months ended September 30, 2016, respectively, due to increased marketing, printing, and gifts & promos expenses in support of our retail and lending sales as well as the branch expansions.

•
Other expenses increased $64 thousand and $171 thousand for the three and nine months ended September 30, 2016, respectively, primarily due to higher officer and employee training expenses and higher director compensation fees.

Income Tax Expense

For the quarter ended September 30, 2016, the Company reported income tax expense of $1.6 million for an effective tax rate of 34.8 percent, compared to an income tax expense of $1.3 million and an effective tax rate of 33.7 percent for the prior year’s quarter. For the nine months ended September 30, 2016 the Company reported income tax expense of $5.5 million for an effective tax rate of 35.3 percent, compared to an income expense of $3.5 million and an effective tax rate of 33.6 percent for the nine months ended September 30, 2015.

Financial Condition at September 30, 2016

Total assets increased $68.0 million or 6.3 percent, to $1.2 billion at September 30, 2016, when compared to year end 2015.  This increase was primarily due to an increase of $60.9 million in net loans and $1.0 million in securities, partially offset by a decrease of $3.5 million in cash and cash equivalents.

Total deposits increased $38.8 million, due to increases of $43.3 million in savings deposits and $23.9 million in noninterest-bearing demand deposits, partially offset by a decrease of $25.6 million in time deposits and $2.8 million in interest-bearing demand deposits. Borrowed funds increased $23.0 million due to the addition of $30.0 million Federal Home Loan Bank (FHLB) term borrowings partially offset by a $7.0 million reduction in overnight borrowings. Subordinated debentures decreased $5.2 million due to the repurchase of subordinated debentures during the first quarter of 2016.

Total shareholders’ equity increased $9.7 million over year end 2015, primarily due to earnings offset by dividends paid during the nine months ended September 30, 2016.  These fluctuations are discussed in further detail in the paragraphs that follows.

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

AFS securities totaled $44.2 million at September 30, 2016, a decrease of $8.7 million or 16.4 percent, compared to $52.9 million at December 31, 2015.  This net decrease was the result of:

•	$9.6 million in sales net of realized gains, which consisted of municipal and SBA securities,

•	$7.5 million in principal payments and maturities, and

•	$217 thousand in net amortization of premiums, partially offset by

•	$8.3 million from the purchase of one agency note, one municipal security, one corporate bond, one mortgage backed security, and five equity or community bank holdings, and

•
$360 thousand of appreciation in the market value of the portfolio. At September 30, 2016, the portfolio had a net unrealized gain of $356 thousand compared a net unrealized loss of $4 thousand at December 31, 2015. These net unrealized gains (losses) are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 5.1 years and 4.0 years at September 30, 2016 and December 31, 2015, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $28.2 million at September 30, 2016, an increase of $9.7 million or 52.5 percent, from year end 2015.  This increase was the result of:

•	$11.3 million from the purchase of six corporate bonds and one municipal security, partially offset by

•	$1.6 million in principal payments and maturities, and

•	$54 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.8 years and 6.5 years at September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016 and December 31, 2015, the fair value of HTM securities was $28.8 million and $18.6 million, respectively.

The average balance of taxable securities amounted to $61.9 million for the nine months ended September 30, 2016, compared to $64.1 million for the same period in 2015.  The average yield earned on taxable securities increased 40 basis points, to 2.69 percent for the nine months ended September 30, 2016, from 2.29 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $8.1 million for the nine months ended September 30, 2016, compared to $11.8 million for the same period in 2015.  The average yield earned on tax-exempt securities increased 42 basis points, to 3.99 percent for the nine months ended September 30, 2016, from 3.57 percent for the same period in 2015.

Securities with a carrying value of $17.5 million and $18.5 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 78 percent of the total investment portfolio had a fixed rate of interest at September 30, 2016.

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

Total loans increased $60.9 million or 6.8 percent to $949.8 million at September 30, 2016, compared to $889.0 million at year end 2015.  Commercial, residential mortgage, consumer and SBA loans increased $30.5 million, $17.8 million, $11.0 million and $4.9 million, respectively, partially offset by a decrease of $3.3 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$41,795	4.4%	$39,393	4.4%
SBA 504 loans	26,067	2.7	29,353	3.3
Commercial loans	496,008	52.3	465,518	52.3
Residential mortgage loans	282,317	29.7	264,523	29.8
Consumer loans	88,034	9.3	77,057	8.7
Total loans held for investment	934,221	98.4	875,844	98.5
SBA loans held for sale	15,611	1.6	13,114	1.5
Total loans	$949,832	100.0%	$888,958	100.0%

Average loans increased $100.4 million or 12.4 percent to $910.6 million for the nine months ended September 30, 2016 from $810.2 million for the same period in 2015.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio increased 3 basis points to 4.85 percent for the nine months ended September 30, 2016 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $15.6 million at September 30, 2016, an increase of $2.5 million from $13.1 million at December 31, 2015.   SBA 7(a) loans held to maturity amounted to $41.8 million at September 30, 2016, an increase of $2.4 million from $39.4 million at December 31, 2015.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.57 percent for the nine months ended September 30, 2016, compared to 5.33 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $89.1 million and $80.0 million in SBA loans were sold but serviced by the Company at September 30, 2016 and December 31, 2015, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At September 30, 2016, SBA 504 loans totaled $26.1 million, a decrease of $3.3 million from $29.4 million at December 31, 2015.  The yield on SBA 504 loans increased 42 basis points to 5.07 percent for the nine months ended September 30, 2016, from 4.65 percent for the same period in 2015.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $496.0 million at September 30, 2016, an increase of $30.5 million from year end 2015.  The yield on commercial loans was 4.96 percent for the nine months ended September 30, 2016, compared to 5.00 percent for the same period in 2015.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $282.3 million at September 30, 2016, an increase of $17.8 million from year end 2015.  Sales of mortgage loans totaled $76.7 million for the nine months ended September 30, 2016.  Approximately $17.7 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.49 percent for the nine months ended September 30, 2016, the same as in the 2015 period.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $88.0 million, an increase of $11.0 million from year end 2015 primarily related to consumer construction loans.  The yield on consumer loans was 4.81 percent for the nine months ended September 30, 2016, compared to 4.60 percent for the same period in 2015.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2016 and December 31, 2015,  approximately 96 percent of the Company’s loan portfolio was secured by real estate.

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

At September 30, 2016, there were three loans totaling $820 thousand that were classified as TDRs by the Company and deemed impaired, compared to seven such loans totaling $3.3 million at December 31, 2015.  Nonperforming loans included $154 thousand of TDRs as of September 30, 2016, compared to $293 thousand at December 31, 2015.  Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.  The remaining TDRs are in accrual status since they are performing in accordance with the restructured terms.  There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(In thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
SBA loans held for investment	$—	$154	$154	$431	$293	$724
SBA 504 loans	—	—	—	1,708	—	1,708
Commercial real estate	666	—	666	876	—	876
Total	$666	$154	$820	$3,015	$293	$3,308

Through September 30, 2016, our TDRs consisted of interest rate reductions, interest only periods and maturity extensions.  There has been no principal forgiveness.  The following table shows the types of modifications done to date by class through September 30, 2016:

	September 30, 2016
(In thousands)	SBA held for investment	Commercial real estate	Total
Type of modification:
Principal only	$1	$—	$1
Interest with extra principal	—	666	666
Previously modified back to original terms	153	—	153
Total TDRs	$154	$666	$820

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2016	December 31, 2015	September 30, 2015
Nonperforming by category:
SBA loans held for investment (1)	$1,967	$1,764	$1,584
SBA 504 loans	513	518	276
Commercial loans	960	2,164	6,211
Residential mortgage loans	2,598	2,224	1,912
Consumer loans	489	590	759
Total nonperforming loans (2)	$6,527	$7,260	$10,742
OREO	1,703	1,591	1,759
Total nonperforming assets	$8,230	$8,851	$12,501
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$—	—	$272
Total past due 90 days or more and still accruing interest	$—	$—	$272
Nonperforming loans to total loans	0.69%	0.82%	1.26%
Nonperforming loans and TDRs to total loans (3)	0.76	1.16	1.64
Nonperforming assets to total loans and OREO	0.86	0.99	1.46
Nonperforming assets to total assets	0.71	0.82	1.19
(1) Guaranteed SBA loans included above	$624	$288	$225
(2) Nonperforming TDRs included above	154	293	2,808
(3) Performing TDRs	666	3,015	3,268

Nonperforming loans were $6.5 million at September 30, 2016, a $733 thousand decrease from $7.3 million at year end 2015 and a $4.2 million decrease from $10.7 million at September 30, 2015.  Since year end 2015, nonperforming loans in the commercial, consumer, and SBA 504 loan segments decreased, partially offset by an increase in the residential mortgage and SBA loan segment.  Included in nonperforming loans at September 30, 2016 are approximately $624 thousand of loans guaranteed by the SBA, compared to $288 thousand at December 31, 2015 and $225 thousand at September 30, 2015.  In addition, there were no loans past due 90 days or more and still accruing interest at September 30, 2016 and December 31, 2015, compared to $272 thousand at September 30, 2015.

OREO properties totaled $1.7 million at September 30, 2016, an increase of $112 thousand from $1.6 million at year end 2015 and a $56 thousand decrease from $1.8 million at September 30, 2015.  During the nine months ended September 30, 2016, the Company took title to four new properties valued at $2.1 million that resulted in a charge to the allowance of $251 thousand.  Three OREO properties were sold, resulting in net gains on sale of $71 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.1 million at September 30, 2016, a decrease of $1.2 million from $2.3 million at December 31, 2015.  The decrease is due to the deletion of three loans totaling $1.8 million as well as the payoff of a loan totaling $391 thousand, offset by the addition of eight loans totaling $1.1 million.

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

The allowance for loan losses totaled $12.7 million at September 30, 2016 compared to $12.8 million and $12.4 million at December 31, 2015 and September 30, 2015, respectively, with resulting allowance to total loan ratios of 1.34 percent, 1.44 percent, and 1.45 percent, respectively.  Net charge-offs amounted to $1.1 million for the nine months ended September 30, 2016, compared to $530 thousand for the same period in 2015. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2016	2015	2016	2015
Balance, beginning of period	$12,758	$12,404	$12,759	$12,551
Provision for loan losses charged to expense	420	200	1,020	400
Less: Chargeoffs
SBA loans held for investment	140	86	369	220
SBA 504 loans	—	—	—	589
Commercial loans	376	10	756	257
Residential mortgage loans	—	50	—	50
Consumer loans	—	52	28	89
Total chargeoffs	516	198	1,153	1,205
Add: Recoveries
SBA loans held for investment	17	10	33	49
Commercial loans	6	5	25	576
Residential mortgage loans	—	—	—	49
Consumer loans	—	—	1	1
Total recoveries	23	15	59	675
Net chargeoffs (recoveries)	493	183	1,094	530
Balance, end of period	$12,685	$12,421	$12,685	$12,421
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.86%	0.57%	0.80%	0.46%
SBA 504 loans	—	—	—	2.56
Commercial loans	0.30	—	0.20	(0.10)
Residential mortgage loans	—	0.08	—	—
Consumer loans	—	0.28	0.04	0.17
Total loans	0.21	0.09	0.16	0.09
Allowance to total loans	1.34	1.45	1.34	1.45
Allowance to nonperforming loans	194.35%	115.63%	194.35%	115.63%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2016, a $183 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $138 thousand commitment reserve at December 31, 2015.

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

Total deposits increased $38.8 million to $933.3 million at September 30, 2016, from $894.5 million at December 31, 2015.  This increase in deposits was due to increases of $43.3 million in savings deposits and $23.9 million in noninterest-bearing demand deposits, partially offset by a decrease of $25.6 million in time deposits and $2.8 million in interest-bearing demand deposits. The increase in savings was primarily due to new savings promotions. The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships. The decrease in time deposits was due to the reduction in municipal and institutional time deposits. The decrease in interest-bearing deposits was due to a seasonal reduction in municipal deposits.

The Company’s deposit composition at September 30, 2016, consisted of 36.9 percent savings deposits, 27.0 percent time deposits, 22.4 percent noninterest-bearing demand deposits and 13.7 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of fixed rate advances from the FHLB of New York and repurchase agreements.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB, while investment securities are pledged against the repurchase agreements.

Borrowed funds and subordinated debentures totaled $125.3 million and $107.5 million at September 30, 2016 and December 31, 2015, respectively, and are broken down in the following table:

(In thousands)	September 30, 2016	December 31, 2015
FHLB borrowings:
Fixed rate advances	$50,000	$50,000
Adjustable rate advances	50,000	20,000
Overnight advances	—	7,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	10,310	15,465
Total borrowed funds and subordinated debentures	$125,310	$107,465

The $17.8 million increase in total borrowed funds and subordinated debentures was due to a $23.0 million increase in borrowed funds, partially offset by a $5.2 million decrease in subordinated debentures to $10.3 million. Borrowed funds increased $23.0 million from prior year-end due to the addition of two adjustable rate FHLB borrowings totaling $30.0 million during the nine months ended September 30, 2016. The following transactions impacted borrowed funds and subordinated debentures:

•
On February 26, 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, reducing its outstanding subordinated debt to $10.3 million.  The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction.

•
On July 5, 2016, the Bank purchased a $20.0 million Adjustable Rate Credit ("ARC") FHLB borrowing with a rate of LIBOR plus 0.10%, maturing on February 16, 2017. This borrowing was swapped to a 5 year fixed rate borrowing at 1.048%.

•
The Bank had a $10.0 million FHLB borrowing with a rate of 4.27% maturing on April 5, 2017. The FHLB offered to modify the Bank's borrowing. On March 23, 2016, this $10.0 million FHLB advance was modified into a 4.75 year no-call 1 year (callable quarterly) at a rate of 2.10%.

•
The Bank had a $20.0 million ARC FHLB borrowing with a rate of 2.025% that matured on June 7, 2016. This $20.0 million FHLB advance was renewed an additional six months at a rate of LIBOR plus 0.125%. This borrowing was swapped to a 5 year fixed rate borrowing at 1.730%.

•
The Bank had a $10.0 million FHLB borrowing with a rate of 3.397% maturing on December 20, 2017. The FHLB offered to modify the Bank's borrowing. On July 7, 2016, this $10.0 million FHLB advance was modified into a 5 year no-call 1 year (callable quarterly) at a rate of 1.80%.

•
The Bank had a $10.0 million ARC FHLB borrowing with a rate of 1.103% that matured on August 16, 2016. This $10.0 million FHLB advance was renewed an additional six months at a rate of LIBOR minus 0.05%. This borrowing was swapped to a 5 year fixed rate borrowing at 1.103%.

In September 2016, the FHLB issued a $30.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit took the place of securities previously pledged to the state as collateral for the Bank’s municipal deposits.

At September 30, 2016, the Company had $182.3 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2016, is a decline of 0.09 percent in a rising-rate environment and a decrease of 1.18 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2016 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2015, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.80 percent in a rising-rate environment and a decrease of 0.84 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2016, the balance of cash and cash equivalents was $84.7 million, a decrease of $3.5 million from December 31, 2015.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $5.3 million and used $361 thousand in net cash for the nine months ended September 30, 2016 and 2015, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $66.8 million and $76.7 million in net cash for the nine months ended September 30, 2016 and 2015, respectively.  Cash was primarily used to fund new loans, purchase securities held to maturity and available for sale, premises and equipment and FHLB stock, partially offset by proceeds from sales of and maturities and principal payments on securities available for sale.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $43.6 million and $52.6 million at September 30, 2016 and December 31, 2015, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $11.7 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $15.6 million and $13.1 million at September 30, 2016 and December 31, 2015, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $183.4 million to its borrowers as of September 30, 2016, compared to $138.3 million at December 31, 2015.  At September 30, 2016, $98.0 million of these commitments expire within one year, compared to $51.3 million at December 31, 2015.  The Company had $2.8 million in standby letters of credit at September 30, 2016, compared to $1.8 million December 31, 2015, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $58.0 million in net cash for the nine months ended September 30, 2016, compared to $36.1 million for the same period in the prior year, primarily due to proceeds from new borrowings and an increase in the Company’s deposits partially offset by repayments of borrowings and subordinated debentures.

•
Deposits.  As of September 30, 2016, deposits included $81.0 million of Government deposits, as compared to $112.7 million at year end 2015.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $75.7 million of deposits from twelve municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $100.0 million and $77.0 million as of September 30, 2016 and December 31, 2015, respectively.  Third party repurchase agreements totaled $15.0 million as of both September 30, 2016 and December 31, 2015.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2016, pledging provided an additional $182.3 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

Parent Company Liquidity
The Parent Company’s cash needs are funded by dividends and rental payments on corporate headquarters paid by the Bank.  Other than its investment in the Bank and Unity Statutory Trust II, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses, cash dividends on common stock and payments on trust preferred debt.

At September 30, 2016, the Parent Company had $452 thousand in cash and cash equivalents and $621 thousand in investment securities valued at fair market value, compared to $466 thousand in cash and cash equivalents and $216 thousand in investment securities at December 31, 2015.

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

The interim final rule includes  a new capital conservation buffer that will be phased-in from 2015 to 2019 for most state nonmember banks.  The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, when fully phased in, which is in addition to the Tier 1 and total risk-based capital requirements.  The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.  The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company and the Bank on January 1, 2015.

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

The Company’s capital amounts and ratios are presented in the following table:

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Leverage ratio	$96,856	8.49%	≥	$45,610	4.00%	≥	N/A	N/A
CET1	86,856	9.63		40,596	4.50		N/A	N/A
Tier I risk-based capital ratio	96,856	10.74		54,128	6.00		N/A	N/A
Total risk-based capital ratio	103,592	11.48		72,170	8.00		N/A	N/A
As of December 31, 2015
Leverage ratio	$92,442	8.82%	≥	$41,934	4.00%	≥	N/A	N/A
CET1	77,442	9.37		37,210	4.50		N/A	N/A
Tier I risk-based capital ratio	92,442	11.18		49,613	6.00		N/A	N/A
Total risk-based capital ratio	102,809	12.43		66,151	8.00		N/A	N/A

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		For capital adequacy purposes			To be well-capitalized under prompt corrective action provisions
(In thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Leverage ratio	$94,202	8.28%	≥	$45,511	4.00%	≥	$56,889	5.00%
CET1	94,202	10.48		40,438	4.50		58,411	6.50
Tier I risk-based capital ratio	94,202	10.48		53,918	6.00		71,890	8.00
Total risk-based capital ratio	101,507	11.30		71,890	8.00		89,863	10.00
As of December 31, 2015
Leverage ratio	$83,316	7.95%	≥	$41,908	4.00%	≥	$52,385	5.00%
CET1	83,316	10.08		37,193	4.50		53,723	6.50
Tier I risk-based capital ratio	83,316	10.08		49,590	6.00		66,120	8.00
Total risk-based capital ratio	102,179	12.36		66,120	8.00		82,650	10.00

At September 30, 2016 and December 31, 2015, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

Shareholders’ Equity

Shareholders’ equity increased $9.7 million to $88.2 million at September 30, 2016 compared to $78.5 million at December 31, 2015, primarily due to net income of $10.0 million. Other items impacting shareholders’ equity included $606 thousand from the issuance of common stock under employee benefit plans, $52 thousand in accumulated other comprehensive income and the payment of $1.0 million in common stock dividends.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan
On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the nine months ended September 30, 2016 or 2015.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2016, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of September 30, 2016 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2015.

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

UNITY BANCORP, INC.

Dated:	November 9, 2016	/s/ Alan J. Bedner, Jr.
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