Form 10-K
period 2016-12-31
UNITY BANCORP INC /NJ/
filed 2017-03-03
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐   No ☒

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $74,804,082 and 5,885,451 shares of the Common Stock were outstanding to non-affiliates.  As of February 28, 2017, 10,497,869 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

•	Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2016 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

•
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business:

a)General

Unity Bancorp, Inc., (the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The primary activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust II.  The trust has issued $10.3 million of preferred securities to investors. The Company serves as a holding company for its wholly-owned subsidiary, Unity Risk Management, Inc. Unity Risk Management, Inc. is the Bank's captive insurance company that insures risks to the bank not provided by the traditional commercial insurance market.

The Bank opened for business on September 16, 1991.  The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991.  The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and fifteen additional New Jersey branches located in Edison, Emerson, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, Somerset, Somerville, South Plainfield, Union, Washington and Whitehouse.  In addition, the Bank has one Pennsylvania branch located in Forks Township.  The Bank also operates a loan production office in Bergen County, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridors between the Forks Township, Pennsylvania office and its Linden, New Jersey branch.

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

Service Areas

The Company's primary service area is defined as the neighborhoods served by the Bank's offices.  The Bank's main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank's North Plainfield, Somerset and Somerville offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank's Scotch Plains, Linden, and Union offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company's service area into Middlesex County.  The Bank’s Phillipsburg and Washington offices serve Warren County.  The Bank's Emerson office serves Bergen County. The Bank’s Forks Township office serves Northampton County, Pennsylvania.

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

Employees

At December 31, 2016, the Company employed 175 full-time and 19 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

Executive Officers of Registrant

The following table sets forth certain information as of December 31, 2016, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 63, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 45, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 49, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.

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

The BHCA was substantially amended through the Modernization Act.  The Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities.  In addition, bank holding companies, which elect to become financial holding companies, may engage in certain banking and non-banking activities without prior FRB approval.  Finally, the Modernization Act imposes certain privacy requirements on all financial institutions and their treatment of consumer information.  The Company has elected to become a financial holding company.

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

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);
•Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and
•Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

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

•CET1 of 7%;
•Tier 1 Capital Ratio of 8.5%; and
•Total Capital Ratio of 10.5%.

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which an insured depository institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and providing for certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.”

The New Rules also revised the regulations implementing these provisions of FDICIA, to change the capital levels applicable to each designation. Under the New Rules, an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 6.5%, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 4.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 4.5%, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a Tier 1 leverage ratio of less than 4.0 percent, or (iv) has a common equity Tier 1 capital ratio of less than 4.5%. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent, or (iv) has a common equity Tier 1 capital ratio of less 3.0%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

•
capped debit card interchange fees for institutions with $10 billion in assets or more at $0.21 plus 5 basis points times the transaction amount, a substantially lower rate than the average rate in effect prior to adoption of the Dodd-Frank Act;

•
provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the DIF from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;

•
created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;

•	provided for new disclosure and other requirements relating to executive compensation and corporate governance;

•	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;

•
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

The Dodd-Frank Act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the mortgage may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan in fact qualified as a Qualified Mortgage.
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

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented.  In addition, as a result of the 2016 election, many commentators believe that some portions of the Dodd-Frank Act may be replaced or amended. It is difficult to predict at this time what specific impact certain provisions and yet-to-be-finalized rules and regulations will have on us, including any regulations promulgated by the CFPB. Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of regulatory reforms, including the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

b)Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2016 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Exhibit 13 Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Earnings	24
B. Average Balance Sheets	26
C. Rate/Volume Analysis	28

II. Investment Portfolio
A. Book value of investment securities	62
B. Investment securities by range of maturity with corresponding average yields	62
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	31
B. Maturities and sensitivities of loans to changes in interest rates	33
C. Risk elements
1) Nonaccrual, past due and restructured loans	35
2) Potential problem loans	35
3) Foreign outstandings	N/A
4) Loan concentrations	33
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	36
B. Allocation of the allowance for loan losses	37

V. Deposits
A. Average amount and average rate paid on major categories of deposits	26
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	76
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	24

VII. Short-term Borrowings
A. Amounts outstanding	77
B. Maximum amount of borrowings in each category outstanding at any month-end	77
C. Average amount outstanding	77

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

In addition, we are affected by the economic conditions within our New Jersey and Pennsylvania trade areas.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in the seven counties in the New Jersey market and one county in Pennsylvania in which we have branches, so any decline in the economy of New Jersey or eastern Pennsylvania could have an adverse impact on us.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2016, approximately 96 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions and any future elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2016, the Company’s allowance for loan losses was $12.6 million, or 1.29 percent of our total loan portfolio and 173.82 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

•
provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the DIF from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;

•
created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;

•	provided for new disclosure and other requirements relating to executive compensation and corporate governance;

•	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;

•
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

From time to time, the FASB and the SEC change their guidance governing the form and content of Unity’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and Unity’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate based on the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Unity’s control, can be hard to predict and could materially impact how Unity reports its financial results and condition. In certain cases, Unity could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Unity restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2016, we had approximately $40.6 million and $21.0 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from small community banks seeking to compete as “hometown” institutions.  Most of these smaller institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•telecommunications;
•data processing;
•automation;
•Internet-based banking;
•Tele-banking; and
•debit cards/smart cards

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

Risk of tax reform on deferred tax assets.
Corporate tax reform has been a key policy initiative of the current administration with noise that the corporate tax rate will decline from 35% down to 15%.  While this is welcome news for most companies, it would result in write-downs of deferred tax assets for many Companies. Unity is at risk of having to write-down its deferred tax assets given a decline in the corporate tax rate.

Item 1B.  Unresolved Staff Comments:  None

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its seventeen branch offices.  The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2016.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2016 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Owned	2002	—	—
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Phillipsburg, NJ	Leased	2005	2018	104,322
Forks Township, PA	Leased	2006	2019	57,528
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2022	119,445
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ (1)	Owned	2016	—	75,954
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—

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

(a)Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”  The following table sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Global Market for the periods indicated.

For the year ended December 31, 2016	High	Low	Cash Dividend Paid
4th Quarter	$17.10	$11.85	$0.050
3rd Quarter	12.18	10.83	0.046
2nd Quarter	12.27	10.20	0.036
1st Quarter	12.36	8.75	0.036
For the year ended December 31, 2015	High	Low	Cash Dividend Paid
4th Quarter	$11.83	$8.75	$0.036
3rd Quarter	9.31	8.64	0.036
2nd Quarter	9.09	8.18	0.027
1st Quarter	9.09	8.08	0.027

All stock information has been adjusted for the 10% stock dividend paid September 30, 2016.

(b)Holders

As of March 3, 2017, there were approximately 390 shareholders of record of the Company’s Common Stock.

(c)Dividends

See table in Item 5(a) above.

(d)Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of December 31, 2016, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  There were no shares repurchased during 2016 or 2015.

Item 6.  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, are incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures:

(a)Evaluation of disclosure controls and procedures:

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

(b)Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, is incorporated by reference herein.

(c)Changes in internal controls:

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

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	552,759	$7.26	79,472
Equity compensation plans approved by security holders (Restricted stock plan)	97,203	—	149,804
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	649,962	$6.17	229,276

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

a)FINANCIAL STATEMENTS:

The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, are incorporated by reference in Part II, Item 8.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets
•Consolidated Statements of Income
•Consolidated Statements of Comprehensive Income
•Consolidated Statements of Changes in Shareholders’ Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements

b)EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (5)
4(i)	Form of Stock Certificate (5)
10(i)	1998 Stock Option Plan (2)
10(ii)	1999 Stock Option Plan (3)
10(iii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (11)
10(iv)	Retention Agreement dated September 18, 2014 with Alan J. Bedner (9)
10(v)	Retention Agreement dated September 18, 2014 with John Kauchak (9)
10(vi)	Retention Agreement dated September 18, 2014 with Janice Bolomey (9)
10(vii)	2002 Stock Option Plan (4)
10(viii)	2006 Stock Option Plan (6)
10(ix)	2011 Stock Option Plan and 2011 Stock Bonus Plan (7)
10(x)	2013 Stock Bonus Plan (8)
10(xi)	2015 Stock Bonus Plan (10)
10(xii)	Supplemental Executive Retirement Plan dated June 4, 2015 with James A. Hughes (11)
13	Portion of Unity Bancorp. Inc. 2015 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
99.1	Certification of President and Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 2, 1999.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K filed March 26, 2003.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed September 18, 2014.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 17, 2015.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
c)Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 3, 2017
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 3, 2017
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 3, 2017
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 3, 2017
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 3, 2017
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 3, 2017
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 3, 2017
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 3, 2017
Peter E. Maricondo

Signatures (continued)
Name	Title	Date

/s/ Raj Patel	Director	March 3, 2017
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 3, 2017
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 3, 2017
Aaron Tucker

/s/ Allen Tucker	Director	March 3, 2017
Allen Tucker