Form 10-Q
period 2017-03-31
UNITY BANCORP INC /NJ/
filed 2017-05-11
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☐       Accelerated filer ☐       Nonaccelerated filer ☐       Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2017 common stock, no par value: 10,534,865 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$18,345	$22,105
Federal funds sold and interest-bearing deposits	84,859	83,790
Cash and cash equivalents	103,204	105,895
Securities:
Securities available for sale	52,246	40,568
Securities held to maturity (fair value of $20,729 and $20,968 respectively)	20,776	20,979
Total securities	73,022	61,547
Loans:
SBA loans held for sale	12,163	14,773
SBA loans held for investment	42,403	42,492
SBA 504 loans	25,111	26,344
Commercial loans	519,338	509,171
Residential mortgage loans	305,578	289,093
Consumer loans	96,084	91,541
Total loans	1,000,677	973,414
Allowance for loan losses	(12,681)	(12,579)
Net loans	987,996	960,835
Premises and equipment, net	23,261	23,398
Bank owned life insurance ("BOLI")	13,847	13,758
Deferred tax assets	5,552	5,512
Federal Home Loan Bank ("FHLB") stock	5,992	6,037
Accrued interest receivable	4,483	4,462
Other real estate owned ("OREO")	1,172	1,050
Goodwill and other intangibles	1,516	1,516
Other assets	6,123	5,896
Total assets	$1,226,168	$1,189,906
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$220,750	$215,963
Interest-bearing demand	146,091	145,654
Savings	389,802	363,462
Time, under $100,000	124,907	123,724
Time, $100,000 to $250,000	76,835	75,567
Time, $250,000 and over	22,318	21,353
Total deposits	980,703	945,723
Borrowed funds	120,000	121,000
Subordinated debentures	10,310	10,310
Accrued interest payable	405	430
Accrued expenses and other liabilities	5,445	6,152
Total liabilities	1,116,863	1,083,615
Commitments and contingencies
Shareholders' equity:
Common stock	85,757	85,383
Retained earnings	23,414	20,748
Accumulated other comprehensive income	134	160
Total shareholders' equity	109,305	106,291
Total liabilities and shareholders' equity	$1,226,168	$1,189,906

Issued and outstanding common shares	10,535	10,477

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2017	2016
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$129	$44
FHLB stock	93	52
Securities:
Taxable	491	363
Tax-exempt	44	62
Total securities	535	425
Loans:
SBA loans	854	721
SBA 504 loans	301	385
Commercial loans	6,166	5,676
Residential mortgage loans	3,384	2,942
Consumer loans	1,132	931
Total loans	11,837	10,655
Total interest income	12,594	11,176
INTEREST EXPENSE
Interest-bearing demand deposits	153	137
Savings deposits	583	366
Time deposits	804	951
Borrowed funds and subordinated debentures	664	735
Total interest expense	2,204	2,189
Net interest income	10,390	8,987
Provision for loan losses	250	200
Net interest income after provision for loan losses	10,140	8,787
NONINTEREST INCOME
Branch fee income	331	333
Service and loan fee income	407	255
Gain on sale of SBA loans held for sale, net	485	308
Gain on sale of mortgage loans, net	637	715
BOLI income	88	94
Net security gains	—	94
Gain on repurchase of subordinated debt	—	2,264
Other income	256	217
Total noninterest income	2,204	4,280
NONINTEREST EXPENSE
Compensation and benefits	4,095	3,549
Occupancy	600	618
Processing and communications	604	644
Furniture and equipment	511	420
Professional services	226	255
Loan collection and OREO expenses	341	72
Other loan expenses	83	104
Deposit insurance	76	160
Advertising	236	241
Director fees	197	135
Other expenses	471	409
Total noninterest expense	7,440	6,607
Income before provision for income taxes	4,904	6,460
Provision for income taxes	1,712	2,255
Net income	$3,192	$4,205

Net income per common share - Basic	$0.30	$0.45
Net income per common share - Diluted	$0.30	$0.44

Weighted average common shares outstanding - Basic	10,509	9,304
Weighted average common shares outstanding - Diluted	10,705	9,550

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

All Share information has been adjusted for the 10% stock dividend paid September 30, 2016.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31, 2017			March 31, 2016
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$4,904	$1,712	$3,192	$6,460	$2,255	$4,205
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(144)	(58)	(86)	152	55	97
Less: reclassification adjustment for gains on securities included in net income	—	—	—	94	33	61
Total unrealized (losses) gains on securities available for sale	(144)	(58)	(86)	58	22	36

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	9	12	20	—	20
Total adjustments related to defined benefit plan	21	9	12	20	—	20

Net unrealized gains from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	81	33	48	(492)	(202)	(290)
Total unrealized gains (losses) on cash flow hedges	81	33	48	(492)	(202)	(290)
Total other comprehensive loss	(42)	(16)	(26)	(414)	(180)	(234)
Total comprehensive income	$4,862	$1,696	$3,166	$6,046	$2,075	$3,971

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2017 and 2016
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2016	10,477	$85,383	$20,748	$160	$106,291
Net income	—	—	3,192	—	3,192
Other comprehensive loss, net of tax	—	—	—	(26)	(26)
Dividends on common stock ($0.05 per share)	—	33	(526)	—	(493)
Common stock issued and related tax effects (1)	58	341	—	—	341
Balance, March 31, 2017	10,535	$85,757	$23,414	$134	$109,305

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2015	9,279	$59,371	$19,566	$(467)	$78,470
Net income	—	—	4,205	—	4,205
Other comprehensive loss, net of tax	—	—	—	(234)	(234)
Dividends on common stock ($0.04 per share)	—	25	(340)	—	(315)
Common stock issued and related tax effects (1)	36	150	—	—	150
Balance, March 31, 2016	9,315	$59,546	$23,431	$(701)	$82,276

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

2016 share information has been adjusted for the 10% stock dividend paid September 30, 2016.
໿

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$3,192	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	200
Net amortization of purchase premiums and discounts on securities	73	92
Depreciation and amortization	249	247
Deferred income tax (benefit) expense	(5)	142
Net security gains	—	(94)
Gain on repurchase of subordinated debentures	—	(2,264)
Stock compensation expense	212	132
Loss (gain) on sale of OREO	253	(88)
Gain on sale of mortgage loans held for sale, net	(454)	(294)
Gain on sale of SBA loans held for sale, net	(485)	(308)
Origination of mortgage loans held for sale	(25,654)	(25,015)
Origination of SBA loans held for sale	(2,451)	(3,734)
Proceeds from sale of mortgage loans held for sale, net	26,108	25,309
Proceeds from sale of SBA loans held for sale, net	6,511	3,759
BOLI income	(88)	(94)
Net change in other assets and liabilities	(905)	1,710
Net cash provided by operating activities	6,806	3,905
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	—
Purchases of securities available for sale	(15,495)	(2,142)
Purchases of FHLB stock, at cost	(225)	(1,395)
Maturities and principal payments on securities held to maturity	192	296
Maturities and principal payments on securities available for sale	3,611	3,949
Proceeds from sales of securities available for sale	—	2,564
Proceeds from redemption of FHLB stock	270	1,260
Proceeds from sale of OREO	21	1,224
Net (increase) decrease in loans	(31,283)	1,078
Purchases of premises and equipment	(210)	(4,543)
Net cash (used in) provided by investing activities	(43,119)	2,291
FINANCING ACTIVITIES
Net increase in deposits	34,980	32,326
Proceeds from new borrowings	35,000	20,000
Repayments of borrowings	(36,000)	(17,000)
Repurchase of subordinated debentures	—	(2,891)
Proceeds from exercise of stock options	135	—
Dividends on common stock	(493)	(315)
Net cash provided by financing activities	33,622	32,120
(Decrease) increase in cash and cash equivalents	(2,691)	38,316
Cash and cash equivalents, beginning of period	105,895	88,157
Cash and cash equivalents, end of period	$103,204	$126,473

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
(In thousands)	2017	2016
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$2,229	$2,259
Income taxes paid	$1,877	$1,337
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	$13	$—
Capitalization of servicing rights	$176	$529
Transfer of loans to OREO	$396	$852

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2017

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Stock Transactions

On August 26, 2016, the Company declared a 10% stock dividend to shareholders' of record as of September 15, 2016. The 10% stock dividend was paid on September 30, 2016. All share amounts in the following tables have been restated to include the effect of the 10% stock dividend distribution.

Stock Option Plans
The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2017 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2016	552,759	$7.26	5.7	$4,663,432
Options granted	47,100	16.37
Options exercised	(17,064)	7.91
Options forfeited	—	—
Options expired	(607)	11.48
Outstanding at March 31, 2017	582,188	$7.98	5.9	$5,224,156
Exercisable at March 31, 2017	410,995	$6.14	4.5	$4,442,273

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2017, 2,112,585 shares have been reserved for issuance upon the exercise of options, 582,188 option grants are outstanding, and 1,498,025 option grants have been exercised, forfeited or expired, leaving 32,372 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2017	2016
Number of options granted	47,100	97,900
Weighted average exercise price	$16.37	$10.06
Weighted average fair value of options	$4.64	$3.19
Expected life in years (1)	6.57	6.85
Expected volatility (2)	28.12%	31.91%
Risk-free interest rate (3)	2.18%	1.79%
Dividend yield (4)	1.15%	1.44%
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Number of options exercised	17,064	—
Total intrinsic value of options exercised	$147,690	$—
Cash received from options exercised	$134,955	$—
Tax deduction realized from options	$60,331	$—

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	96,800	1.9	$3.54	96,800	$3.54
4.01 - 8.00	242,688	4.4	6.26	242,321	6.25
8.01 - 12.00	166,100	8.5	9.52	71,874	9.27
12.01 - 16.00	46,600	9.7	15.00	—	—
16.01 - 20.00	30,000	9.9	16.75	—	—
Total	582,188	5.9	$7.98	410,995	$6.14

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2017 and 2016 are detailed in the following table:

	For the three months ended March 31,
	2017	2016
Compensation expense	$69,817	$55,983
Income tax benefit	$28,520	$22,869

As of March 31, 2017, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $571 thousand.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2017:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2016	97,203	$9.47
Granted	38,400	16.36
Cancelled	—	—
Vested	(29,016)	8.80
Nonvested restricted stock at March 31, 2017	106,587	$12.13

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2017,  518,157 shares of restricted stock were reserved for issuance, of which 111,404 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31,
	2017	2016
Number of shares granted	38,400	33,385
Average grant date fair value	$16.36	$10.19

Compensation expense related to restricted stock for the three months ended March 31, 2017 and 2016 is detailed in the following table:

	For the three months ended March 31,
	2017	2016
Compensation expense	$141,804	$76,118
Income tax benefit	$57,927	$31,097

As of March 31, 2017, there was approximately $1.2 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.2 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $119 thousand and $89 thousand to the Plan during the three months ended March 31, 2017 and 2016, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer up to 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $120 thousand and $102 thousand during the three months ended March 31, 2017 and 2016, respectively.  The interest paid on the deferred balances totaled $10 thousand and $8 thousand during the three months ended March 31, 2017 and 2016, respectively. No fees were distributed in 2017 and 2016, respectively.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, the Company established in 2015 an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On November 21, 2016 the Company approved a change in calculation of the Retirement Benefit payable under the Plan so that the Retirement Benefit shall be an amount equal to forty (40%) percent of the average of Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two (2%). The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $3.4 million.  A discount rate of 4.00% was used to calculate the present value of the benefit obligation.
The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and vests an additional 3% each year until fully vested on January 1, 2024. In the event that the President and CEO’s separation from service from the company were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service.  Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntarily terminated for reasons other than “cause” or the President and CEO resigns for “good reason,” as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a position that is not a “Comparable Position,” as such is also defined in the SERP, the President and CEO shall become 100% vested in the full retirement benefit.
No contributions or payments have been made during the three months ended March 31, 2017. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(In thousands)	2017	2016
Service cost	$16	$15
Interest cost	10	10
Amortization of prior service cost	21	20
Net periodic benefit cost	$47	$45

The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(In thousands)	2017	2016
Benefit obligation, beginning of year	$1,023	$923
Service cost	16	15
Interest cost	10	10
Actuarial gain (loss)	—	—
Benefit obligation, end of period	$1,049	$948
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
As of March 31, 2017, the Company had total year to date expenses of $23 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended March 31, 2017 and 2016.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2017	2016
Net income	$3,192	$4,205
Weighted average common shares outstanding - Basic	10,509	9,304
Plus: Potential dilutive common stock equivalents	196	246
Weighted average common shares outstanding - Diluted	10,705	9,550
Net income per common share - Basic	$0.30	$0.45
Net income per common share - Diluted	0.30	0.44
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	56	203

Prior year weighted average share and per share figures shown above have been adjusted for the 10% stock dividend paid September 30, 2016.

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

For the quarter ended March 31, 2017, the Company reported income tax expense of $1.7 million for an effective tax rate of 34.9 percent, compared to an income tax expense of $2.3 million and an effective tax rate of 34.9 percent for the prior year’s quarter. The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2017 or 2016.  The Company did not have an accrual for uncertain tax positions as of March 31, 2017 or December 31, 2016, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2012 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, net of tax:

	For the three months ended March 31, 2017
(In thousands)	Net unrealized losses on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(161)	$(391)	$712	$160
Other comprehensive (loss) income before reclassifications	(86)	—	48	(38)
Less amounts reclassified from accumulated other comprehensive loss	—	(12)	—	(12)
Period change	(86)	12	48	(26)
Balance, end of period	$(247)	$(379)	$760	$134

	For the three months ended March 31, 2016
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2)	$(448)	$(17)	$(467)
Other comprehensive income (loss) before reclassifications	97	—	(290)	(193)
Less amounts reclassified from accumulated other comprehensive loss	61	(20)	—	41
Period change	36	20	(290)	(234)
Balance, end of period	$34	$(428)	$(307)	$(701)

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

As of March 31, 2017, the fair value of the Company's AFS securities portfolio was $52.2 million.  Approximately 63 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $32.8 million at March 31, 2017.  Approximately $32.1 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at March 31, 2017.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2017, as compared to the periods ended December 31, 2016 and March 31, 2016.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$3,721	$—	$3,721
State and political subdivisions	—	5,863	—	5,863
Residential mortgage-backed securities	—	32,794	—	32,794
Corporate and other securities	—	9,868	—	9,868
Total securities available for sale	$—	$52,246	$—	$52,246

Interest rate swap agreements	—	1,285	—	1,285
Total	$—	1,285	$—	$1,285

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$3,716	$—	$3,716
State and political subdivisions	—	5,502	—	5,502
Residential mortgage-backed securities	—	21,631	—	21,631
Corporate and other securities	—	9,719	—	9,719
Total securities available for sale	$—	$40,568	$—	$40,568

Interest rate swap agreements	—	1,204	—	1,204
Total	$—	$1,204	$—	$1,204

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Appraisal Policy
All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice ("USPAP").  Appraisals are certified to the Company and performed by appraisers on the Company’s approved list of appraisers.  Evaluations are completed by a person independent of Company management.  The content of the appraisal depends on the complexity of the property.  Appraisals are completed on a “retail value” and an “as is value.”

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2017, the valuation allowance for impaired loans was $296 thousand, an increase of $16 thousand from $280 thousand at December 31, 2016.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,172	$1,172
Impaired collateral-dependent loans	—	—	2,619	2,619

	Fair value at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,050	$1,050
Impaired collateral-dependent loans	—	—	1,767	1,767

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of March 31, 2017 and December 31, 2016 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At March 31, 2017 and December 31, 2016, the Bank had standby letters of credit outstanding of $4.1 million.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2017 and December 31, 2016:

		March 31, 2017		December 31, 2016
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$103,204	$103,204	$105,895	$105,895
Securities (1)	Level 2	73,022	72,975	61,547	61,536
SBA loans held for sale	Level 2	12,163	13,665	14,773	16,440
Loans, net of allowance for loan losses (2)	Level 2	975,833	975,009	946,062	944,772
FHLB stock	Level 2	5,992	5,992	6,037	6,037
Servicing assets	Level 3	2,150	2,150	2,086	2,086
Accrued interest receivable	Level 2	4,483	4,483	4,462	4,462
OREO	Level 3	1,172	1,172	1,050	1,050
Financial liabilities:
Deposits	Level 2	980,703	979,793	945,723	944,886
Borrowed funds and subordinated debentures	Level 2	130,310	129,834	131,310	130,319
Accrued interest payable	Level 2	405	405	430	430

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3.  These securities had book values of $3.8 million at March 31, 2017 and December 31, 2016, and market values of $3.6 million at March 31, 2017 and December 31, 2016.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.6 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale ("AFS") and held to maturity ("HTM") at amortized cost and estimated fair value at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$3,745	$2	$(26)	$3,721	$3,744	$2	$(30)	$3,716
State and political subdivisions	5,919	21	(77)	5,863	5,545	19	(62)	5,502
Residential mortgage-backed securities	32,864	311	(381)	32,794	21,547	339	(255)	21,631
Corporate and other securities	10,133	3	(268)	9,868	10,003	—	(284)	9,719
Total securities available for sale	$52,661	$337	$(752)	$52,246	$40,839	$360	$(631)	$40,568
Held to maturity:
U.S. Government sponsored entities	$3,530	$—	$(116)	$3,414	$3,530	$—	$(128)	$3,402
State and political subdivisions	2,304	175	—	2,479	2,306	181	(1)	2,486
Residential mortgage-backed securities	4,629	80	(36)	4,673	4,799	98	(25)	4,872
Commercial mortgage-backed securities	3,768	—	(179)	3,589	3,796	—	(148)	3,648
Corporate and other securities	6,545	43	(14)	6,574	6,548	12	—	6,560
Total securities held to maturity	$20,776	$298	$(345)	$20,729	$20,979	$291	$(302)	$20,968

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2017 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$3,721	1.61%	$—	—%	$—	—%	$3,721	1.61%
State and political subdivisions	—	—	769	3.13	2,382	2.78	2,712	2.80	5,863	2.84
Residential mortgage-backed securities	7	3.97	425	2.39	4,324	2.28	28,038	2.91	32,794	2.82
Corporate and other securities	400	1.89	64	1.72	6,640	2.31	2,764	4.58	9,868	2.92
Total securities available for sale	$407	1.93%	$4,979	1.91%	$13,346	2.38%	$33,514	3.04%	$52,246	2.75%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$3,530	1.97%	$3,530	1.97%
State and political subdivisions	213	0.99	—	—	493	5.07	1,598	4.65	2,304	4.40
Residential mortgage-backed securities	24	4.26	34	5.63	678	2.83	3,893	3.47	4,629	3.40
Commercial mortgage-backed securities	—	—	—	—	—	—	3,768	2.76	3,768	2.76
Corporate and other securities	—	—	—	—	4,533	5.72	2,012	8.80	6,545	6.67
Total securities held to maturity	$237	1.32%	$34	5.63%	$5,704	5.32%	$14,801	3.78%	$20,776	4.18%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$1,966	$(26)	$—	$—	$1,966	$(26)
State and political subdivisions	4	3,797	(77)	—	—	3,797	(77)
Residential mortgage-backed securities	20	18,727	(261)	2,675	(120)	21,402	(381)
Corporate and other securities	6	3,098	(82)	1,863	(186)	4,961	(268)
Total temporarily impaired securities	31	$27,588	$(446)	$4,538	$(306)	$32,126	$(752)
Held to maturity:
U.S. Government sponsored entities	2	$3,413	$(116)	$—	$—	$3,413	$(116)
Residential mortgage-backed securities	4	897	(22)	426	(14)	1,323	(36)
Commercial mortgage-backed securities	2	3,589	(179)	—	—	3,589	(179)
Corporate and other securities	1	1,519	(14)	—	—	1,519	(14)
Total temporarily impaired securities	9	$9,418	$(331)	$426	$(14)	$9,844	$(345)

	December 31, 2016
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$1,962	$(30)	$—	$—	$1,962	$(30)
State and political subdivisions	4	3,833	(62)	—	—	3,833	(62)
Residential mortgage-backed securities	13	7,813	(139)	2,983	(116)	10,796	(255)
Corporate and other securities	6	822	(67)	5,376	(217)	6,198	(284)
Total temporarily impaired securities	24	$14,430	$(298)	$8,359	$(333)	$22,789	$(631)
Held to maturity:
U.S. Government sponsored entities	2	$3,402	$(128)	$—	$—	$3,402	$(128)
State and political subdivisions	1	212	(1)	—	—	212	(1)
Residential mortgage-backed securities	2	776	(15)	441	(10)	1,217	(25)
Commercial mortgage-backed securities	2	3,648	(148)	—	—	3,648	(148)
Total temporarily impaired securities	7	$8,038	$(292)	$441	$(10)	$8,479	$(302)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2017 or December 31, 2016.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2017 or December 31, 2016.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2017 or December 31, 2016. The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2017 or December 31, 2016.

Realized Gains and Losses

Gross realized gains on securities for the three months ended March 31, 2017 and 2016 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2017	2016
Available for sale:
Realized gains	$—	$94
Realized losses	—	—
Total securities available for sale	—	94
Held to maturity:
Realized gains	—	—
Realized losses	—	—
Total securities held to maturity	—	—
Net gains on sales of securities	$—	$94

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There were no gross realized gains for the three months ended March 31, 2017.  For the three months ended March 31, 2016, there was a gross realized gain of $94 thousand.

•
For the three months ended March 31, 2016, the net gains are attributed to the sale of three municipal securities with a total book value of $2.4 million and resulting gains of $31 thousand and the sale of one equity security totaling $40 thousand in book value, resulting in pre-tax gains of approximately $63 thousand.

Pledged Securities

Securities with a carrying value of $19.4 million and $17.7 million for March 31, 2017 and December 31, 2016, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
SBA loans held for investment	$42,403	$42,492
SBA 504 loans	25,111	26,344
Commercial loans
Commercial other	60,381	58,447
Commercial real estate	425,581	422,418
Commercial real estate construction	33,376	28,306
Residential mortgage loans	305,578	289,093
Consumer loans
Home equity	49,295	47,411
Consumer other	46,789	44,130
Total loans held for investment	$988,514	$958,641
SBA loans held for sale	12,163	14,773
Total loans	$1,000,677	$973,414

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

The Company's extension of credit is governed by the Credit Risk Policy which was established to control the quality of the Company's loans.  This policy and the underlying procedures are reviewed and approved by the Board of Directors on a regular basis.

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

At March 31, 2017, the Company owned $396 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to none at December 31, 2016.  Additionally, there were $4.9 million of residential consumer loans in the process of foreclosure at March 31, 2017, compared to $5.3 million at December 31, 2016.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2017:

	March 31, 2017
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$39,549	$1,458	$1,396	$42,403
SBA 504 loans	23,698	1,061	352	25,111
Commercial loans
Commercial other	59,115	293	973	60,381
Commercial real estate	417,916	6,763	902	425,581
Commercial real estate construction	32,626	750	—	33,376
Total commercial loans	509,657	7,806	1,875	519,338
Total SBA, SBA 504 and commercial loans	$572,904	$10,325	$3,623	$586,852

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$303,064	$2,514	$305,578
Consumer loans
Home equity		49,001	294	49,295
Consumer other		44,814	1,975	46,789
Total consumer loans		93,815	2,269	96,084
Total residential mortgage and consumer loans		$396,879	$4,783	$401,662

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2016:

	December 31, 2016
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$38,990	$2,023	$1,479	$42,492
SBA 504 loans	24,635	1,073	636	26,344
Commercial loans
Commercial other	57,000	1,422	25	58,447
Commercial real estate	408,288	13,729	401	422,418
Commercial real estate construction	27,556	750	—	28,306
Total commercial loans	492,844	15,901	426	509,171
Total SBA, SBA 504 and commercial loans	$556,469	$18,997	$2,541	$578,007

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$286,421	$2,672	$289,093
Consumer loans
Home equity		46,929	482	47,411
Consumer other		42,154	1,976	44,130
Total consumer loans		89,083	2,458	91,541
Total residential mortgage and consumer loans		$375,504	$5,130	$380,634

Nonperforming and Past Due Loans

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans and generally represent loans that are well collateralized and in a continuing process expected to result in repayment or restoration to current status.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The improved state of the economy has resulted in a substantial reduction in nonperforming loans and loan delinquencies from those experienced in prior years.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$281	$—	$—	$1,239	$1,520	$40,883	$42,403
SBA 504 loans	—	—	—	237	237	24,874	25,111
Commercial loans
Commercial other	70	—	—	25	95	60,286	60,381
Commercial real estate	—	2,046	—	1,474	3,520	422,061	425,581
Commercial real estate construction	28	—	—	—	28	33,348	33,376
Residential mortgage loans	2,161	1,854	—	2,514	6,529	299,049	305,578
Consumer loans
Home equity	485	—	—	294	779	48,516	49,295
Consumer other	—	—	—	1,975	1,975	44,814	46,789
Total loans held for investment	$3,025	$3,900	$—	$7,758	$14,683	$973,831	$988,514
SBA loans held for sale	—	—	—	—	—	12,163	12,163
Total loans	$3,025	$3,900	$—	$7,758	$14,683	$985,994	$1,000,677

(1)	At March 31, 2017, nonaccrual loans included $60 thousand of loans guaranteed by the SBA.

	December 31, 2016
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$491	$397	$—	$1,168	$2,056	$40,436	$42,492
SBA 504 loans	—	—	—	513	513	25,831	26,344
Commercial loans
Commercial other	50	—	—	25	75	58,372	58,447
Commercial real estate	1,108	574	—	401	2,083	420,335	422,418
Commercial real estate construction	—	—	—	—	—	28,306	28,306
Residential mortgage loans	2,932	263	—	2,672	5,867	283,226	289,093
Consumer loans
Home equity	227	—	—	482	709	46,702	47,411
Consumer other	—	—	—	1,976	1,976	42,154	44,130
Total loans held for investment	$4,808	$1,234	$—	$7,237	$13,279	$945,362	$958,641
SBA loans held for sale	—	—	—	—	—	14,773	14,773
Total loans	$4,808	$1,234	$—	$7,237	$13,279	$960,135	$973,414

(1)	At December 31, 2016, nonaccrual loans included $153 thousand of TDRs and $60 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2017:

	March 31, 2017
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$948	$606	$—
SBA 504 loans	237	237	—
Commercial loans
Commercial other	25	25	—
Commercial real estate	1,131	1,131	—
Total commercial loans	1,156	1,156	—
Total impaired loans with no related allowance	2,341	1,999	—

With an allowance:
SBA loans held for investment (1)	1,098	573	277
Commercial loans
Commercial other	13	—	—
Commercial real estate	343	343	19
Total commercial loans	356	343	19
Total impaired loans with a related allowance	1,454	916	296

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,046	1,179	277
SBA 504 loans	237	237	—
Commercial loans
Commercial other	38	25	—
Commercial real estate	1,474	1,474	19
Total commercial loans	1,512	1,499	19
Total individually evaluated impaired loans	$3,795	$2,915	$296

(1)	Balances are reduced by amount guaranteed by the SBA of $60 thousand at March 31, 2017.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2016:

	December 31, 2016
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,235	$653	$—
SBA 504 loans	513	513	—
Commercial loans
Commercial other	25	25	—
Commercial real estate	42	43	—
Total commercial loans	67	68	—
Total impaired loans with no related allowance	1,815	1,234	—

With an allowance:
SBA loans held for investment (1)	975	455	246
Commercial loans
Commercial other	13	—	—
Commercial real estate	358	358	34
Total commercial loans	371	358	34
Total impaired loans with a related allowance	1,346	813	280

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,210	1,108	246
SBA 504 loans	513	513	—
Commercial loans
Commercial other	38	25	—
Commercial real estate	400	401	34
Total commercial loans	438	426	34
Total individually evaluated impaired loans	$3,161	$2,047	$280

(1)	Balances are reduced by amount guaranteed by the SBA of $60 thousand at December 31, 2016.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2017 and 2016.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2017		2016
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$998	$(6)	$2,004	$2
SBA 504 loans	329	—	1,652	—
Commercial loans
Commercial other	25	—	62	25
Commercial real estate	1,133	22	2,052	13
Commercial real estate construction	—	—	238	—
Total	$2,485	$16	$6,008	$40

(1)	Balances are reduced by the average amount guaranteed by the SBA of $248 thousand and $265 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, the Company had no TDRs. TDRs of $153 thousand are included in the impaired loan numbers as of December 31, 2016.  The decrease was due to the removal of one loan.  At December 31, 2016, there were specific reserves of $34 thousand on the nonperforming TDR.  As of December 31, 2016, the $153 thousand TDR was in nonaccrual status and none were in accrual status.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three months ended March 31, 2017 and 2016 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2017.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  The unallocated portion of the allowance decreased during the three months ended March 31, 2017, to none from $183 thousand at December 31, 2016.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Charge-offs	(109)	—	(76)	—	(66)	—	(251)
Recoveries	37	—	53	12	1	—	103
Net (charge-offs) recoveries	(72)	—	(23)	12	(65)	—	(148)
Provision for loan losses charged to expense	149	27	(173)	264	166	(183)	250
Balance, end of period	$1,653	$600	$6,533	$2,869	$1,026	$—	$12,681

	For the three months ended March 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Charge-offs	(86)	—	(228)	—	(28)	—	(342)
Recoveries	11	—	6	—	—	—	17
Net (charge-offs) recoveries	(75)	—	(222)	—	(28)	—	(325)
Provision for loan losses charged to expense	(173)	(143)	224	123	47	122	200
Balance, end of period	$1,713	$598	$6,311	$2,892	$836	$284	$12,634

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$277	$—	$19	$—	$—	$—	$296
Collectively evaluated for impairment	1,376	600	6,514	2,869	1,026	—	12,385
Total	$1,653	$600	$6,533	$2,869	$1,026	$—	$12,681
Loan ending balances:
Individually evaluated for impairment	$1,179	$237	$1,499	$—	$—	$—	$2,915
Collectively evaluated for impairment	41,224	24,874	517,839	305,578	96,084	—	985,599
Total	$42,403	$25,111	$519,338	$305,578	$96,084	$—	$988,514

	December 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$246	$—	$34	$—	$—	$—	$280
Collectively evaluated for impairment	1,330	573	6,695	2,593	925	183	12,299
Total	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Loan ending balances:
Individually evaluated for impairment	$1,108	$513	$426	$—	$—	$—	$2,047
Collectively evaluated for impairment	41,384	25,831	508,745	289,093	91,541	—	956,594
Total	$42,492	$26,344	$509,171	$289,093	$91,541	$—	$958,641

Changes in Methodology:
The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2017, a $220 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $181 thousand commitment reserve at December 31, 2016, due to a larger loan portfolio requiring a larger general reserve.

NOTE 10.  New Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 replaced almost all existing revenue recognition guidance in current U.S. GAAP. However, the effects of the new revenue recognition guidance on the financial statements of reporting entities in the financial institution industry will be somewhat limited because, for the most part, financial instruments and related contractual rights and obligations are excluded from its scope. As such, it is anticipated that interest income recognition and measurement, the largest source of revenue for the Company, will not be impacted by ASC 606. However, the recognition and measurement of certain non-interest income items such as gain on sale of other real estate owned and deposit-related fees, could be affected by ASC 606.

Under current U.S. GAAP, when full consideration is not expected and financing is required by the buyer to purchase the property, there are very prescriptive requirements in determining when foreclosed real estate property sold by an institution should be derecognized and a gain or loss be recognized. The new guidance that will be applied to these sales is more principles based. For example, as it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment will need to be exercised in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance. The initial investment requirement for the buyer along with the various methods for profit recognition are no longer applicable when the new guidance goes into effect. The Company will revise its current policy on the recognition and measurement of gain on sale of other real estate owned to be consistent with the new guidance, but does not expect the new guidance to have a significant impact on the consolidated financial statements of the Company when adopted.

For deposit-related fees, considering the straightforward nature of the arrangements with the Company’s deposits customers, the Company does not expect the recognition and measurement outcomes of deposit-related fees to be significant differently under the new guidance compared to current U.S. GAAP.

ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2018.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This eliminates the available for sale classification of accounting for equity securities and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price.  This update requires that equity securities be carried at fair value on the balance sheet and any periodic changes in value will be adjusted through the income statement.  A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the standard.

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

ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 was issued as part of FASB's simplification initiative as a result of its post-implementation review of FASB Statement No. 123(R), Share-Based Payment. Areas addressed include the accounting for income taxes, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU is aimed at reducing the cost and complexity of accounting for share-based payments but will likely result in fluctuations in net income and earnings per share. Under this guidance all excess tax benefits and deficiencies related to employee stock compensation will be recognized within income tax expense via a lower effective tax rate, versus previously being recognized in additional paid in capital. For public business entities, ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has applied this change and the impact of the adoption of ASU 2016-09 on its consolidated financial statements was immaterial.

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 was issued to replace the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. For public business entities, ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing

•	Contingent Consideration Payments Made after a Business Combination

•	Proceeds from the Settlement of Insurance Claims

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, include Bank-Owned Life Insurance Policies

•	Distributions Received from Equity Method Investees

•	Beneficial Interest in Securitization Transactions

•	Separately Identifiable Cash Flows and Application of the Predominance Principle
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2016-15 on its consolidated financial statements.

ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 was issued to address divergence in the way restricted cash is classified and presented. The amendments in the update require that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update apply to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment says that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity's operating, investing, and financing activities. For public business entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2016-18 on its consolidated financial statements.

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoptions of ASU 2017-04 on its consolidated financial statements.

ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ASU 2017-07 was issued to provide guidance on the presentation of defined benefit costs in the income statement. The amendments in this update requires that an entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendment states that other components of net benefit cost be separate from the service cost component in the income statement. For public business entities, ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2017-07 on its consolidated financial statements.

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 was issued to enhance the accounting for the amortization of premiums for purchased callable debt securities. This amendment requires that the amortization premium be shortened to the earliest call date. For public business entities, ASU 2017-08 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2017-08 on its consolidated financial statements.

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

During the three months ended March 31, 2017, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2017 and 2016, respectively is as follows:
໿

	For the three months ended March 31,
(In thousands, except percentages and years)	2017	2016
Notional amount	$60,000	$40,000
Weighted average pay rate	1.26%	1.36%
Weighted average receive rate	0.97%	0.63%
Weighted average maturity in years	3.61	4.29
Unrealized gain (loss) relating to interest rate swaps	$81	$(520)

At March 31, 2017, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  At March 31, 2016, the unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

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

ITEM 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2016 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is incorporated in New Jersey and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) was granted a charter by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through 17 branch offices located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania as well as a loan production office in Bergen County, New Jersey.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, SBA and other commercial credits.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties.

The company has two other wholly-owned subsidiaries: Unity (NJ) Statutory Trust II and Unity Risk Management, Inc.  On July 24, 2006, the Trust issued $10.0 million of trust preferred securities to investors.  These floating rate securities are treated as subordinated debentures on the Company’s financial statements.  However, they qualify as Tier I Capital for regulatory capital compliance purposes, subject to certain limitations.  Unity Risk Management, Inc. is the Company's captive insurance company that insures risks to the bank not provided by the traditional commercial insurance market. The Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II, but it does consolidate the accounts of Unity Risk Management, Inc.

Earnings Summary

Net income totaled $3.2 million, or $0.30 per diluted share for the quarter ended March 31, 2017, compared to $4.2 million, or $0.44 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.07% and 12.02%, respectively, compared to 1.54 % and 21.05% for the same period a year ago.

During the first quarter of 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction.  This gain is included in noninterest income on the income statement. Net income, excluding the nonrecurring gain on the repurchased subordinated debentures, was $2.7 million, or $0.29 per diluted share, for the three months ended March 31, 2016. Return on average assets and average common equity for the three months ended March 31, 2016 would have been 1.00% and 13.68%, respectively.

First quarter highlights include:

•	Residential mortage, consumer and commercial loans increased 5.7%, 5.0% and 2.0%, respectively, while total loans increased 2.8% since year end 2016.

•	Savings and noninterest-bearing demand deposits rose 7.2% and 2.2%, respectively, while total deposits increased 3.7% since year-end 2016.

•	Net interest income increased 15.6% compared to the prior year’s quarter due to strong loan growth and increase in interest rate environment.

•	Net interest margin equaled 3.70% this quarter compared to 3.48% in the prior years' quarter.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2017	2016
Net income per common share - Basic (1)	$0.30	$0.45
Net income per common share - Diluted (2)	$0.30	$0.44
Return on average assets	1.07%	1.54%
Return on average equity (3)	12.02%	21.05%
Efficiency ratio (4)	59.08%	50.16%

The Company’s quarterly performance ratios, net of gain on the subordinated debenture repurchase, may be found in the table below. The following table is reported in a format which is not in compliance with generally accepted accounting principles (“non-GAAP”) but is beneficial to the reader and provides better comparability of the Company’s performance over both periods.

	For the three months ended March 31,
	2017	2016
Net income per common share - Basic (1)	$0.30	$0.29
Net income per common share - Diluted (2)	$0.30	$0.29
Return on average assets	1.07%	1.00%
Return on average equity (3)	12.02%	13.68%
Efficiency ratio (4)	59.08%	60.56%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.

(3)	Defined as net income divided by average shareholders' equity.

(4)	Defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended March 31, 2017, tax-equivalent net interest income amounted to $10.4 million, an increase of $1.4 million or 15.5 percent when compared to the same period in 2016.  The net interest margin increased 22 basis points to 3.70 percent for the quarter ended March 31, 2017, compared to 3.48 percent for the same period in 2016.  The net interest spread was 3.46 percent for the first quarter of 2017, a 19 basis point increase compared to the same period in 2016.

During the quarter ended March 31, 2017, tax-equivalent interest income was $12.6 million, an increase of $1.4 million or 12.6 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

•
Of the $1.4 million net increase in interest income on a tax-equivalent basis, $1.1 million of the increase was due to increased average earning assets, and $303 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $100.7 million to $1.1 billion for the first quarter of 2017 compared to $1.0 billion for the same period in 2016.  This was due primarily to a $98.3 million increase in average loans, primarily commercial, residential mortgage and consumer loans, along with a $1.9 million increase in average investment securities, partially offset by a $738 thousand decrease in federal funds sold and interest-bearing deposits.

•
The yield on total interest-earning assets increased 15 basis points to 4.48 percent for the three months ended March 31, 2017 when compared to the same period in 2016. The yield on the loan portfolio increased 4 basis points to 4.86 percent.

Total interest expense was $2.2 million for the three months ended March 31, 2017, an increase of $15 thousand or 0.7 percent compared to the same period in 2016.  This increase was driven by the increased rate on savings and time deposits and the increased volume of borrowed funds and subordinated debentures, partially offset by the decreased volume of time deposits and decreased rate on the borrowed funds and subordinated debentures compared to a year ago:

•
Of the $15 thousand increase in interest expense, $200 thousand was due to increased rates on savings and time deposits and $130 thousand was due to an increase in the volume of borrowed funds and subordinated debentures, partially offset by $218 thousand due to a reduced volume of time deposits and $201 thousand due to reduced interest rates paid on our borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $878.6 million for the first quarter of 2017, an increase of $50.6 million or 6.1 percent compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in savings deposits, partially offset by a decrease in time deposits.

•
The average cost of total interest-bearing liabilities decreased 4 basis points to 1.02 percent. While the cost of interest-bearing deposits increased 2 basis points to 0.83 percent for the first quarter of 2017, the cost of borrowed funds and subordinated debentures decreased 68 basis points to 2.15 percent due to the modification of borrowings with the FHLB over the past year and due to the use of derivative instruments to hedge interest risk. The increase in the cost of deposits was primarily driven by a promotional savings product.

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

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$77,943	$129	0.67%	$78,681	$44	0.22%
FHLB stock	5,776	93	6.53	4,549	52	4.60
Securities:
Taxable	64,148	491	3.10	59,152	363	2.47
Tax-exempt	6,443	67	4.22	9,548	94	3.96
Total securities (A)	70,591	558	3.21	68,700	457	2.68
Loans:
SBA loans	57,960	854	5.98	53,942	721	5.38
SBA 504 loans	26,050	301	4.69	29,232	385	5.30
Commercial loans	512,543	6,166	4.88	463,927	5,676	4.92
Residential mortgage loans	297,203	3,384	4.62	264,208	2,942	4.48
Consumer loans	94,217	1,132	4.87	78,328	931	4.78
Total loans (B)	987,973	11,837	4.86	889,637	10,655	4.82
Total interest-earning assets	$1,142,283	$12,617	4.48%	$1,041,567	$11,208	4.33%

Noninterest-earning assets:
Cash and due from banks	23,578			27,006
Allowance for loan losses	(12,785)			(12,926)
Other assets	55,493			45,486
Total noninterest-earning assets	66,286			59,566
Total assets	$1,208,569			$1,101,133

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$152,392	$153	0.41%	$131,339	$137	0.42%
Total savings deposits	378,439	583	0.62	310,251	366	0.47
Total time deposits	222,307	804	1.47	282,110	951	1.36
Total interest-bearing deposits	753,138	1,540	0.83	723,700	1,454	0.81
Borrowed funds and subordinated debentures	125,499	664	2.15	104,350	735	2.83
Total interest-bearing liabilities	$878,637	$2,204	1.02%	$828,050	$2,189	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	215,405			187,226
Other liabilities	6,792			5,528
Total noninterest-bearing liabilities	222,197			192,754
Total shareholders' equity	107,735			80,329
Total liabilities and shareholders' equity	$1,208,569			$1,101,133

Net interest spread		$10,413	3.46%		$9,019	3.27%
Tax-equivalent basis adjustment		(23)			(32)
Net interest income		$10,390			$8,987
Net interest margin			3.70%			3.48%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 35 percent, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 35 percent.
໿

	For the three months ended March 31, 2017 versus March 31, 2016
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$—	$85	$85
FHLB stock	16	25	41
Securities	(1)	102	101
Loans	1,091	91	1,182
Total interest income	$1,106	$303	$1,409
Interest expense:
Demand deposits	$19	$(3)	$16
Savings deposits	88	129	217
Time deposits	(218)	71	(147)
Total interest-bearing deposits	(111)	197	86
Borrowed funds and subordinated debentures	130	(201)	(71)
Total interest expense	19	(4)	15
Net interest income - fully tax-equivalent	$1,087	$307	$1,394
Decrease in tax-equivalent adjustment			9
Net interest income			$1,403

Provision for Loan Losses

The provision for loan losses totaled $250 thousand for the three months ended March 31, 2017, compared to $200 thousand for the three months ended March 31, 2016. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(In thousands)	2017	2016
Branch fee income	$331	$333
Service and loan fee income	407	255
Gain on sale of SBA loans held for sale, net	485	308
Gain on sale of mortgage loans, net	637	715
BOLI income	88	94
Net security gains	—	94
Gain on repurchase of subordinated debt	—	2,264
Other income	256	217
Total noninterest income	$2,204	$4,280

For the three months ended March 31, 2017, noninterest income decreased $2.1 million to $2.2 million, compared to the same period last year. Quarterly noninterest income decreased primarily due to a nonrecurring gain on the repurchase of subordinated debentures during the same period last year. Excluding the nonrecurring gain, noninterest income increased $188 thousand primarily due to higher service and loan fee income and gains on the sale of SBA loans.

Changes in our noninterest income for the three months ended March 31, 2017 vs. 2016 reflect:

•	Branch fee income remained relatively flat for the three months ended March 31, 2017 when compared to the same period in the prior year.

•	Service and loan fee income increased due to higher loan processing fees, prepayment and payoff fees.

•
SBA loans sales during the first quarter of 2017 totaled $6.0 million with a net gain of $485 thousand, compared to $3.5 million in sales and a net gain of $308 thousand in the prior year's quarter. The increase is due to a higher volume of loan sales this quarter compared with the prior year's quarter.

•
During the quarter, $25.7 million in residential mortgage loans were sold at a gain of $637 thousand, compared to $25.0 million in loans sold at a gain of $715 thousand during the prior year's quarter. Residential mortgage loans are sold as a tool to manage liquidity needs within the bank.

•	There were no gains on the sale of securities for the quarter, compared to net security gains of $94 thousand during the quarter ended March 31, 2016.

•
The Company repurchased $5.0 million of its outstanding debentures on February 26, 2016. The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction.

•	Other income increased in the quarterly period primarily due to increased service charges on visa check cards and rental income.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(In thousands)	2017	2016
Compensation and benefits	$4,095	$3,549
Occupancy	600	618
Processing and communications	604	644
Furniture and equipment	511	420
Professional services	226	255
Loan collection and OREO expenses	341	72
Other loan expenses	83	104
Deposit insurance	76	160
Advertising	236	241
Director fees	197	135
Other expenses	471	409
Total noninterest expense	$7,440	$6,607

Noninterest expense increased $833 thousand to $7.4 million for the three months ended March 31, 2017.
Changes in noninterest expense for the three months ended March 31, 2017 versus 2016 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $546 thousand for the three months ended March 31, 2017, as we added two new retail branches, as well as additional lending and support staff. This additional headcount has resulted in higher salary, commission and benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

•	Occupancy expense decreased $18 thousand for the three months ended March 31, 2017, primarily due to a decreased rental expense compared to the same period last year.

•	Processing and communications expenses decreased $40 thousand for the three months ended March 31, 2017, due to decreases in telephone expenses.

•
Furniture and equipment expense increased $91 during the first quarter of 2017, primarily due to investment in our technology infrastructure through network and software upgrades that will improve our efficiency and keep our data secure.

•	Professional service fees decreased $29 thousand for the three months ended March 30, 2017, primarily due to lower legal expense.

•	Loan collection and OREO costs increased $269 thousand compared to the prior year's quarter due to a loss of $253 thousand on the sale of an OREO property.

•	Other loan expenses decreased $21 thousand for the three months ended March 31, 2017, compared to the prior year's quarter.

•	Deposit insurance expense decreased $84 thousand for the three months ended March 31, 2017, due to a lower quarterly assessment resulting from additional equity from a capital raise.

•	Advertising expense remained relatively flat for the first quarter when compared to the same period last year.

•	Director fees increased $62 thousand for the three months ended March 31, 2017.

•	Other expenses increased $62 thousand for the three months ended March 31, 2017, primarily due to higher officer and employee training expenses.

Income Tax Expense

For the quarter ended March 31, 2017, the Company reported income tax expense of $1.7 million for an effective tax rate of 34.9 percent, compared to an income tax expense of $2.3 million and an effective tax rate of 34.9 percent for the prior year’s quarter. For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at March 31, 2017

Total assets increased $36.3 million or 3.0 percent, to $1.2 billion at March 31, 2017, when compared to year end 2016.  This increase was primarily due to an increase of $27.3 million in net loans and $11.5 million in securities, partially offset by a decrease of $2.7 million in cash and cash equivalents.

Total deposits increased $35.0 million, due to increases of $26.3 million in savings deposits, $4.8 million in noninterest-bearing demand deposits, $3.4 million in time deposits and $437 thousand in interest-bearing demand deposits. Borrowed funds decreased $1.0 million due to a reduction in overnight borrowings.

Total shareholders’ equity increased $3.0 million over year end 2016, primarily due to earnings offset by dividends paid during the three months ended March 31, 2017.

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

AFS securities totaled $52.2 million at March 31, 2017, an increase of $11.6 million or 28.8 percent, compared to $40.6 million at December 31, 2016.  This net increase was the result of:

•	$15.5 million from the purchase of six mortgage backed securities, one corporate bond and one municipal security, partially offset by

•	$3.6 million in principal payments and maturities,

•
$144 thousand of depreciation in the market value of the portfolio. At March 31, 2017, the portfolio had a net unrealized loss of $415 thousand compared a net unrealized loss of $271 thousand at December 31, 2016. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, and

•	$61 thousand in net amortization of premiums.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 5.9 years and 5.5 years at March 31, 2017 and December 31, 2016, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $20.8 million at March 31, 2017, a decrease of $204 thousand or 1.0 percent, from year end 2016.  This decrease was the result of:

•	$191 thousand in principal payments and maturities and

•	$12 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.8 years and 6.9 years at March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017 and December 31, 2016, the fair value of HTM securities was $20.7 million and $21.0 million, respectively.

The average balance of taxable securities amounted to $64.1 million for the three months ended March 31, 2017, compared to $59.2 million for the same period in 2016.  The average yield earned on taxable securities increased 63 basis points, to 3.10 percent for the three months ended March 31, 2017, from 2.47 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $6.4 million for the three months ended March 31, 2017, compared to $9.5 million for the same period in 2016.  The average yield earned on tax-exempt securities increased 26 basis points, to 4.22 percent for the three months ended March 31, 2017, from 3.96 percent for the same period in 2016.

Securities with a carrying value of $19.4 million and $17.7 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 85 percent of the total investment portfolio had a fixed rate of interest at March 31, 2017.

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

Total loans increased $27.3 million or 2.8 percent to $1.0 billion at March 31, 2017, compared to $973.4 million at year end 2016.  Residential mortgage, commercial and consumer loans increased $16.5 million, $10.2 million, and $4.5 million, respectively, partially offset by a decrease of $2.7 million and $1.2 million in SBA and SBA 504 loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$42,403	4.2%	$42,492	4.4%
SBA 504 loans	25,111	2.5	26,344	2.7
Commercial loans	519,338	52.0	509,171	52.3
Residential mortgage loans	305,578	30.5	289,093	29.7
Consumer loans	96,084	9.6	91,541	9.4
Total loans held for investment	988,514	98.8	958,641	98.5
SBA loans held for sale	12,163	1.2	14,773	1.5
Total loans	$1,000,677	100.0%	$973,414	100.0%

Average loans increased $98.3 million or 11.1 percent to $988.0 million for the three months ended March 31, 2017 from $889.6 million for the same period in 2016.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio increased 4 basis points to 4.86 percent for the three months ended March 31, 2017 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $12.2 million at March 31, 2017, a decrease of $2.6 million from $14.8 million at December 31, 2016.   SBA 7(a) loans held to maturity amounted to $42.4 million at March 31, 2017, a decrease of $89 thousand from $42.5 million at December 31, 2016.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.98 percent for the three months ended March 31, 2017, compared to 5.38 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $96.8 million and $92.6 million in SBA loans were sold but serviced by the Company at March 31, 2017 and December 31, 2016, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At March 31, 2017, SBA 504 loans totaled $25.1 million, a decrease of $1.2 million from $26.3 million at December 31, 2016.  The yield on SBA 504 loans decreased 61 basis points to 4.69 percent for the three months ended March 31, 2017, from 5.30 percent for the same period in 2016 due to the decrease in the number of high yielding SBA 504 loans.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $519.3 million at March 31, 2017, an increase of $10.2 million from year end 2016.  The yield on commercial loans was 4.88 percent for the three months ended March 31, 2017, compared to 4.92 percent for the same period in 2016.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $305.6 million at March 31, 2017, an increase of $16.5 million from year end 2016.  Sales of mortgage loans totaled $25.7 million for the three months ended March 31, 2017.  Approximately $3.4 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.62 percent for the three months ended March 31, 2017, compared to 4.48 percent in the 2016 period.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $96.1 million, an increase of $4.5 million from year end 2016 primarily related to consumer construction loans.  The yield on consumer loans was 4.87 percent for the three months ended March 31, 2017, compared to 4.78 percent for the same period in 2016.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2017 approximately 95 percent of the Company’s loan portfolio was secured by real estate compared to 96 percent at December 31, 2016.

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

At March 31, 2017, the Company had no loans that were classified as TDRs and deemed impaired, compared to one such loan totaling $153 thousand at December 31, 2016.  At December 31, 2016, the TDR was a nonperforming SBA held for investment loan which was previously modified back to original terms.  Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2017	December 31, 2016	March 31, 2016
Nonperforming by category:
SBA loans held for investment (1)	$1,239	$1,168	$1,861
SBA 504 loans	237	513	513
Commercial loans	1,499	426	936
Residential mortgage loans	2,514	2,672	3,149
Consumer loans	2,269	2,458	428
Total nonperforming loans (2)	$7,758	$7,237	$6,887
OREO	1,172	1,050	1,417
Total nonperforming assets	$8,930	$8,287	$8,304
Nonperforming loans to total loans	0.78%	0.74%	0.78%
Nonperforming loans and TDRs to total loans (3)	0.78	0.74	0.87
Nonperforming assets to total loans and OREO	0.89	0.85	0.93
Nonperforming assets to total assets	0.73	0.70	0.74
(1) Guaranteed SBA loans included above	$60	$60	$243
(2) Nonperforming TDRs included above	—	153	293
(3) Performing TDRs	—	—	844

Nonperforming loans were $7.8 million at March 31, 2017, a $521 thousand increase from $7.2 million at year end 2016 and a $871 thousand increase from $6.9 million at March 31, 2016.  Since year end 2016, nonperforming loans in the commercial and SBA loan segments increased, partially offset by a decrease in the SBA 504, consumer and residential mortgage loan segment.  Included in nonperforming loans at March 31, 2017 and December 31, 2016 are approximately $60 thousand of loans guaranteed by the SBA, compared to $243 thousand at March 31, 2016.  In addition, there were no loans past due 90 days or more and still accruing interest at March 31, 2017, December 31, 2016 or March 31, 2016.

OREO properties totaled $1.2 million at March 31, 2017, an increase of $122 thousand from $1.1 million at year end 2016 and a $245 thousand decrease from $1.4 million at March 31, 2016.  During the three months ended March 31, 2017, the Company took title to one new property valued at $396 thousand that resulted in a charge to the allowance of $66 thousand.  One OREO property was sold, resulting in net loss on sale of $253 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.2 million at March 31, 2017, an increase of $3.1 million from $1.1 million at December 31, 2016.  The increase is due to the addition of five loans totaling $3.9 million, offset by the deletion of six loans totaling $716 thousand, as well as the payoff of one loan totaling $11 thousand.

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

The allowance for loan losses totaled $12.7 million at March 31, 2017 compared to and $12.6 million at December 31, 2016 and March 31, 2016, with resulting allowance to total loan ratios of 1.27 percent, 1.29 percent, and 1.42 percent, respectively.  Net charge-offs amounted to $148 thousand for the three months ended March 31, 2017, compared to $325 thousand for the same period in 2016. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2017	2016
Balance, beginning of period	$12,579	$12,759
Provision for loan losses charged to expense	250	200
Less: Chargeoffs
SBA loans held for investment	109	86
Commercial loans	76	228
Consumer loans	66	28
Total chargeoffs	251	342
Add: Recoveries
SBA loans held for investment	37	11
Commercial loans	53	6
Residential mortgage loans	12	—
Consumer loans	1	—
Total recoveries	103	17
Net chargeoffs (recoveries)	148	325
Balance, end of period	$12,681	$12,634
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.50%	0.56%
Commercial loans	0.02	0.19
Residential mortgage loans	(0.02)	—
Consumer loans	0.28	0.14
Total loans	0.06	0.15
Allowance to total loans	1.27	1.42
Allowance to nonperforming loans	163.46%	183.45%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2017, a $220 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $181 thousand commitment reserve at December 31, 2016.

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

Total deposits increased $35.0 million to $980.7 million at March 31, 2017, from $945.7 million at December 31, 2016.  This increase in deposits was due to increases of $26.3 million in savings deposits, $4.8 million in noninterest-bearing demand deposits, $3.4 million in time deposits and $437 thousand in interest-bearing demand deposits. The increase in savings was primarily due to new savings promotions. The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships. The increase in time deposits was due to additional branch openings in Somerville and Emerson, New Jersey.

The Company’s deposit composition at March 31, 2017, consisted of 39.8 percent savings deposits, 22.8 percent time deposits, 22.5 percent noninterest-bearing demand deposits and 14.9 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of fixed and adjustable rate advances from the Federal Home Loan Bank of New York and repurchase agreements.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB, while investment securities are pledged against the repurchase agreements.

Borrowed funds and subordinated debentures totaled $130.3 million and $131.3 million at March 31, 2017 and December 31, 2016, respectively, and are broken down in the following table:

(In thousands)	March 31, 2017	December 31, 2016
FHLB borrowings:
Fixed rate advances	$50,000	$50,000
Adjustable rate advances	50,000	50,000
Overnight advances	5,000	6,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$130,310	$131,310

The $1.0 million decrease in total borrowed funds and subordinated debentures was due to a $1.0 million decrease in FHLB overnight borrowings. The following transactions impacted borrowed funds and subordinated debentures:

•
The Bank had a $20.0 million ARC FHLB borrowing with a rate of 1.148% that matured on January 5, 2017. This $20.0 million FHLB advance was renewed an additional six months at a rate of LIBOR minus 0.09%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.048%.

•
The Bank had a $10.0 million ARC FHLB borrowing with a rate of 1.053% that matured on February 16, 2017. This $10.0 million FHLB advance was renewed an additional six months at a rate of LIBOR minus 0.16%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.103%.

In March 2017, the FHLB issued a $10.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit took the place of securities previously pledged to the state as collateral for the Bank’s municipal deposits.

At March 31, 2017, the Company had $241.8 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2017, is a decline of 0.46 percent in a rising-rate environment and a decrease of 0.73 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2017 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2016, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.23 percent in a rising-rate environment and a decrease of 0.91 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2017, the balance of cash and cash equivalents was $103.2 million, a decrease of $2.7 million from December 31, 2016.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $6.8 million and $3.9 million in net cash for the three months ended March 31, 2017 and 2016, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $43.1 million and provided $2.3 million in net cash for the three months ended March 31, 2017 and 2016, respectively.  Cash was primarily used to fund new loans and purchase securities available for sale, partially offset by maturities and principal payments on securities available for sale.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $52.2 million and $40.6 million at March 31, 2017 and December 31, 2016, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $10.1 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $12.2 million and $14.8 million at March 31, 2017 and December 31, 2016, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $219.8 million to its borrowers as of March 31, 2017, compared to $181.1 million at December 31, 2016.  At March 31, 2017, $130.3 million of these commitments expire within one year, compared to $86.4 million at December 31, 2016.  The Company had $4.1 million in standby letters of credit at March 31, 2017 and December 31, 2016, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $33.6 million in net cash for the three months ended March 31, 2017, compared to $32.1 million for the same period in the prior year, primarily due to proceeds from new borrowings and an increase in the Company’s deposits partially offset by repayments of borrowings.

•
Deposits.  As of March 31, 2017, deposits included $82.2 million of Government deposits, as compared to $87.0 million at year end 2016.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $77.6 million of deposits from twelve municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $105.0 million and $106.0 million as of March 31, 2017 and December 31, 2016, respectively.  Third party repurchase agreements totaled $15.0 million as of both March 31, 2017 and December 31, 2016.  As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2017, pledging provided an additional $241.8 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

Parent Company Liquidity
The Parent Company’s cash needs are funded by dividends and rental payments on corporate headquarters paid by the Bank.  Other than its investment in the Bank, Unity Risk Management, Inc. and Unity Statutory Trust II, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses, cash dividends on common stock and payments on trust preferred debt.

At March 31, 2017 and December 31, 2016, the Parent Company had $1.6 million in cash and cash equivalents and $1 thousand in investment securities valued at fair market value.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide.  In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, the FDIC approved for state non-member banks, as an interim final rule in July 2014, regulatory capital requirements substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for U.S. state member banks and the Office of the Comptroller of the Currency for national banks.

The interim final rule includes  a new capital conservation buffer that will be phased-in from 2015 to 2019 for most state nonmember banks.  The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, when fully phased in, which is in addition to the Tier 1 and total risk-based capital requirements. The interim final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the fully phased in capital conservation buffer) became effective for the Company and the Bank on January 1, 2015.

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

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at March 31, 2017 and December 31, 2016, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”  The Company’s capital amounts and ratios reflect the capital decreases described above.

	At March 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.72%	9.42%	4.000%		4.00%		5.00%
CET1	11.46%	12.15%	5.750%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.53%	12.15%	7.250%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.78%	13.40%	9.250%	(1)	10.50%	(2)	10.00%

(1) Includes 1.25% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2016		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2016		January 1, 2019		Bank
Leverage ratio	9.73%	9.50%	4.000%		4.00%		5.00%
CET1	11.49%	12.23%	5.125%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	12.58%	12.23%	6.625%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	13.84%	13.48%	8.625%	(3)	10.50%	(4)	10.00%

(3) Includes 0.625% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

Shareholders’ Equity

Shareholders’ equity increased $3.0 million to $109.3 million at March 31, 2017 compared to $106.3 million at December 31, 2016, primarily due to net income of $3.2 million. Other items impacting shareholders’ equity included $341 thousand from the issuance of common stock under employee benefit plans, partially offset by $26 thousand in accumulated other comprehensive loss related to the fair value of AFS securities. Additionally, $493 thousand of cash dividends on common stock were paid.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan
On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2017 or 2016.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2017, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of March 31, 2017 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2        Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3        Defaults upon Senior Securities - None

ITEM 4        Mine Safety Disclosures - N/A

ITEM 5        Other Information - None

ITEM 6        Exhibits

(a) Exhibits		Description
	Exhibit 3(ii)	By-laws of Unity Bancorp as amended. Incorporated by reference from Exhibit 3.1 of current report on Form 8-K filed February 24, 2017
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
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

UNITY BANCORP, INC.

Dated:	May 11, 2017	/s/ Alan J. Bedner, Jr.
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