Form 10-Q
period 2017-06-30
UNITY BANCORP INC /NJ/
filed 2017-08-09
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2017 common stock, no par value: 10,566,877 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$21,745	$22,105
Federal funds sold, interest-bearing deposits and repos	83,070	83,790
Cash and cash equivalents	104,815	105,895
Securities:
Securities available for sale	54,825	40,568
Securities held to maturity (fair value of $20,449 and $20,968, respectively)	20,241	20,979
Total securities	75,066	61,547
Loans:
SBA loans held for sale	13,950	14,773
SBA loans held for investment	43,329	42,492
SBA 504 loans	23,153	26,344
Commercial loans	545,308	509,171
Residential mortgage loans	315,396	289,093
Consumer loans	105,668	91,541
Total loans	1,046,804	973,414
Allowance for loan losses	(12,800)	(12,579)
Net loans	1,034,004	960,835
Premises and equipment, net	23,134	23,398
Bank owned life insurance ("BOLI")	13,936	13,758
Deferred tax assets	5,617	5,512
Federal Home Loan Bank ("FHLB") stock	7,101	6,037
Accrued interest receivable	4,669	4,462
Other real estate owned ("OREO")	581	1,050
Goodwill and other intangibles	1,516	1,516
Other assets	5,078	5,896
Total assets	$1,275,517	$1,189,906
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$232,545	$215,963
Interest-bearing demand	149,703	145,654
Savings	403,722	363,462
Time, under $100,000	123,225	123,724
Time, $100,000 to $250,000	72,926	75,567
Time, $250,000 and over	21,846	21,353
Total deposits	1,003,967	945,723
Borrowed funds	142,000	121,000
Subordinated debentures	10,310	10,310
Accrued interest payable	410	430
Accrued expenses and other liabilities	6,383	6,152
Total liabilities	1,163,070	1,083,615
Shareholders' equity:
Common stock	86,112	85,383
Retained earnings	26,137	20,748
Accumulated other comprehensive income	198	160
Total shareholders' equity	112,447	106,291
Total liabilities and shareholders' equity	$1,275,517	$1,189,906

Issued and outstanding common shares	10,567	10,477

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$203	$41	$332	$85
FHLB stock	73	55	166	107
Securities:
Taxable	538	427	1,030	791
Tax-exempt	44	55	88	117
Total securities	582	482	1,118	908
Loans:
SBA loans	886	788	1,739	1,509
SBA 504 loans	309	344	610	729
Commercial loans	6,573	5,860	12,740	11,538
Residential mortgage loans	3,584	2,937	6,967	5,878
Consumer loans	1,267	980	2,400	1,911
Total loans	12,619	10,909	24,456	21,565
Total interest income	13,477	11,487	26,072	22,665
INTEREST EXPENSE
Interest-bearing demand deposits	161	124	314	261
Savings deposits	678	381	1,261	748
Time deposits	814	954	1,618	1,904
Borrowed funds and subordinated debentures	674	686	1,338	1,421
Total interest expense	2,327	2,145	4,531	4,334
Net interest income	11,150	9,342	21,541	18,331
Provision for loan losses	400	400	650	600
Net interest income after provision for loan losses	10,750	8,942	20,891	17,731
NONINTEREST INCOME
Branch fee income	344	286	675	619
Service and loan fee income	512	267	1,024	522
Gain on sale of SBA loans held for sale, net	479	637	963	945
Gain on sale of mortgage loans, net	264	593	796	1,308
BOLI income	89	93	178	187
Net security gains	16	81	16	175
Gain on repurchase of subordinated debt	—	—	—	2,264
Other income	317	277	573	494
Total noninterest income	2,021	2,234	4,225	6,514
NONINTEREST EXPENSE
Compensation and benefits	4,299	3,709	8,394	7,258
Occupancy	590	513	1,190	1,131
Processing and communications	632	643	1,236	1,287
Furniture and equipment	513	395	1,024	815
Professional services	251	239	477	494
Loan collection and OREO expenses	38	100	379	172
Other loan expenses	18	(2)	102	101
Deposit insurance	144	165	220	326
Advertising	323	303	560	544
Director fees	149	139	346	274
Other expenses	464	524	934	936
Total noninterest expense	7,421	6,728	14,862	13,338
Income before provision for income taxes	5,350	4,448	10,254	10,907
Provision for income taxes	1,906	1,624	3,618	3,878
Net income	$3,444	$2,824	$6,636	$7,029

Net income per common share - Basic	$0.33	$0.30	$0.63	$0.75
Net income per common share - Diluted	$0.32	$0.30	$0.62	$0.74

Weighted average common shares outstanding - Basic	10,546	9,318	10,528	9,311
Weighted average common shares outstanding - Diluted	10,735	9,468	10,720	9,456
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
All share information has been adjusted for the 10% stock dividend paid September 30, 2016.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	June 30, 2017			June 30, 2016
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$5,350	$1,906	$3,444	$4,448	$1,624	$2,824
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	409	163	246	284	109	175
Less: reclassification adjustment for gains on securities included in net income	16	5	11	81	28	53
Total unrealized gains on securities available for sale	393	158	235	203	81	122

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	8	13	21	7	14
Total adjustments related to defined benefit plan	21	8	13	21	7	14

Net unrealized (losses) from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(312)	(128)	(184)	(366)	(138)	(228)
Total unrealized losses on cash flow hedges	(312)	(128)	(184)	(366)	(138)	(228)
Total other comprehensive income (loss)	102	38	64	(142)	(50)	(92)
Total comprehensive income	$5,452	$1,944	$3,508	$4,306	$1,574	$2,732

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the six months ended
	June 30, 2017			June 30, 2016
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$10,254	$3,618	$6,636	$10,907	$3,878	$7,029
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	265	105	160	436	164	272
Less: reclassification adjustment for gains on securities included in net income	16	5	11	175	61	114
Total unrealized gains on securities available for sale	249	100	149	261	103	158

Adjustments related to defined benefit plan:
Amortization of prior service cost	42	17	25	41	7	34
Total adjustments related to defined benefit plan	42	17	25	41	7	34

Net unrealized (losses) from cash flow hedges:
Unrealized holding loss on cash flow hedges arising during the period	(231)	(95)	(136)	(858)	(340)	(518)
Total unrealized loss on cash flow hedges	(231)	(95)	(136)	(858)	(340)	(518)
Total other comprehensive income (loss)	60	22	38	(556)	(230)	(326)
Total comprehensive income	$10,314	$3,640	$6,674	$10,351	$3,648	$6,703
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2017 and 2016
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2016	10,477	$85,383	$20,748	$160	$106,291
Net income			6,636		6,636
Other comprehensive income, net of tax				38	38
Dividends on common stock ($0.11 per share)		74	(1,247)		(1,173)
Common stock issued and related tax effects (1)	90	655			655
Balance, June 30, 2017	10,567	$86,112	$26,137	$198	$112,447

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2015	9,279	$59,371	$19,566	$(467)	$78,470
Net income			7,029		7,029
Other comprehensive loss, net of tax				(326)	(326)
Dividends on common stock ($0.08 per share)		48	(679)		(631)
Common stock issued and related tax effects (1)	57	425			425
Balance, June 30, 2016	9,336	$59,844	$25,916	$(793)	$84,967

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

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$6,636	$7,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	650	600
Net amortization of purchase premiums and discounts on securities	137	172
Depreciation and amortization	797	504
Deferred income tax (benefit) expense	(82)	10
Net security gains	(16)	(175)
Gain on repurchase of subordinated debentures	—	(2,264)
Stock compensation expense	390	271
Loss (gain) on sale of OREO	253	(44)
Valuation writedowns on OREO	50	—
Gain on sale of mortgage loans held for sale, net	(841)	(783)
Gain on sale of SBA loans held for sale, net	(963)	(945)
Origination of mortgage loans held for sale	(42,348)	(51,052)
Origination of SBA loans held for sale	(9,867)	(11,174)
Proceeds from sale of mortgage loans held for sale, net	43,189	51,835
Proceeds from sale of SBA loans held for sale, net	12,304	11,563
BOLI income	(178)	(187)
Net change in other assets and liabilities	604	1,226
Net cash provided by operating activities	10,715	6,586
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(11,109)
Purchases of securities available for sale	(25,720)	(4,249)
Purchases of FHLB stock, at cost	(2,009)	(3,012)
Maturities and principal payments on securities held to maturity	711	823
Maturities and principal payments on securities available for sale	8,840	5,547
Proceeds from sales of securities available for sale	2,777	6,594
Proceeds from redemption of FHLB stock	945	2,520
Proceeds from sale of OREO	546	1,518
Net increase in loans	(75,776)	(27,585)
Purchases of premises and equipment	(451)	(6,001)
Net cash used in investing activities	(90,137)	(34,954)
FINANCING ACTIVITIES
Net increase in deposits	58,244	17,705
Proceeds from new borrowings	77,000	59,000
Repayments of borrowings	(56,000)	(37,000)
Repurchase of subordinated debentures	—	(2,891)
Proceeds from exercise of stock options	271	105
Dividends on common stock	(1,173)	(631)
Net cash provided by financing activities	78,342	36,288
(Decrease) increase in cash and cash equivalents	(1,080)	7,920
Cash and cash equivalents, beginning of period	105,895	88,157
Cash and cash equivalents, end of period	$104,815	$96,077

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
(In thousands)	2017	2016
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,551	$4,427
Income taxes paid	3,277	3,112
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	13	—
Capitalization of servicing rights	146	835
Transfer of loans to OREO	396	1,473

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2017

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Stock Transactions

On August 26, 2016, the Company declared a 10% stock dividend to shareholders' of record as of September 15, 2016. The 10% stock dividend was paid on September 30, 2016. All share amounts in the following tables have been restated to include the effect of the 10% stock dividend distribution.

Stock Option Plans
The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the six months ended June 30, 2017 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2016	552,759	$7.26	5.7	$4,663,432
Options granted	47,100	16.37
Options exercised	(46,682)	5.80
Options forfeited	—	—
Options expired	(607)	11.48
Outstanding at June 30, 2017	552,570	$8.16	5.9	$4,857,968
Exercisable at June 30, 2017	381,744	$6.26	4.5	$4,079,655

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2017, 2,462,585 shares have been reserved for issuance upon the exercise of options, 552,570 option grants are outstanding, and 1,527,643 option grants have been exercised, forfeited or expired, leaving 382,372 shares available for grant.

The fair values of the options granted during the three and six months ended June 30, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Number of options granted	—	—	47,100	97,900
Weighted average exercise price	$—	$—	$16.37	$10.06
Weighted average fair value of options	$—	$—	$4.64	$3.19
Expected life in years (1)	0.00	0.00	6.57	6.85
Expected volatility (2)	—%	—%	28.12%	31.91%
Risk-free interest rate (3)	—%	—%	2.18%	1.79%
Dividend yield (4)	—%	—%	1.15%	1.44%
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Number of options exercised	29,618	20,378	46,682	20,378
Total intrinsic value of options exercised	$337,230	$116,992	$484,920	$116,992
Cash received from options exercised	135,837	—	270,792	—
Tax deduction realized from options	137,758	—	198,089	—

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	77,000	1.6	$3.51	77,000	$3.51
4.01 - 8.00	232,870	4.3	6.25	232,870	6.25
8.01 - 12.00	166,100	8.3	9.52	71,874	9.27
12.01 - 16.00	46,600	9.5	15.00	—	—
16.01 - 20.00	30,000	9.7	16.75	—	—
Total	552,570	5.9	$8.16	381,744	$6.26

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2017 and 2016 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Compensation expense	$71,023	$57,765	$140,839	$113,748
Income tax benefit	29,013	23,684	57,533	46,466

As of June 30, 2017, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $500 thousand.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2017:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2016	97,203	$9.47
Granted	38,400	16.36
Cancelled	—	—
Vested	(29,290)	8.80
Nonvested restricted stock at June 30, 2017	106,313	$12.14

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2017,  518,157 shares of restricted stock were reserved for issuance, of which 111,404 shares are available for grant.

Restricted stock awards granted during the three and six months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Number of shares granted	—	—	38,400	33,385
Average grant date fair value	$—	$—	$16.36	$10.19

Compensation expense related to restricted stock for the three and six months ended June 30, 2017 and 2016 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Compensation expense	$107,773	$81,110	$249,577	$157,229
Income tax benefit	44,025	32,545	101,952	64,230

As of June 30, 2017, there was approximately $1.1 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.0 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $138 thousand and $90 thousand during the three months ended June 30, 2017 and 2016, respectively, and $257 thousand and $179 thousand during the six months ended June 30, 2017 and 2016, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $6 thousand and $5 thousand during the three months ended June 30, 2017 and 2016, and $126 thousand and $107 thousand during the six months ended June 30, 2017, and 2016 respectively.  The interest paid on the deferred balances totaled $12 thousand and $9 thousand during the three months ended June 30, 2017 and 2016, and $21 thousand and $16 thousand during the six months ended June 30, 2017, and 2016 respectively.  No fees were distributed in 2017 and 2016, respectively.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, the Company established in 2015 an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On November 21, 2016 the Company approved a change in calculation of the Retirement Benefit payable under the Plan so that the Retirement Benefit shall be an amount equal to forty (40%) percent of the average of Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by 2 percent. The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $3.4 million.  A discount rate of 4.00 percent was used to calculate the present value of the benefit obligation.
The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and vests an additional 3 percent each year until fully vested on January 1, 2024. In the event that the President and CEO’s separation from service from the company were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service. Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntarily terminated for reasons other than “cause” or the President and CEO resigns for “good reason”, as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a position that is not a “Comparable Position”, as such is also defined in the SERP, the President and CEO shall become 100 percent vested in the full retirement benefit.
No contributions or payments have been made during the three and six months ended June 30, 2017. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$35	$16	$51	$31
Interest cost	11	9	21	19
Amortization of prior service cost	21	21	42	41
Net periodic benefit cost	$67	$46	$114	$91

The following table summarizes the changes in benefit obligations of the defined benefit plan during the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
(In thousands)	2017	2016
Benefit obligation, beginning of year	$1,023	$923
Service cost	51	31
Interest cost	21	19
Actuarial gain (loss)	—	—
Benefit obligation, end of period	$1,095	$973
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
As of June 30, 2017, the Company had total year to date expenses of $45 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended June 30, 2017 and 2016, and $3 thousand and $2 thousand for the six months ended June 30, 2017 and 2016, respectively.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income	$3,444	$2,824	$6,636	$7,029
Weighted average common shares outstanding - Basic	10,546	9,318	10,528	9,311
Plus: Potential dilutive common stock equivalents	189	150	192	145
Weighted average common shares outstanding - Diluted	10,735	9,468	10,720	9,456
Net income per common share - Basic	$0.33	$0.30	$0.63	$0.75
Net income per common share - Diluted	0.32	0.30	0.62	0.74
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	77	168	66	187

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

For the quarter ended June 30, 2017, the Company reported income tax expense of $1.9 million for an effective tax rate of 35.6 percent, compared to an income tax expense of $1.6 million and an effective tax rate of 36.5 percent for the prior year’s quarter. For the six months ended June 30, 2017, the Company reported income tax expense of $3.6 million for an effective tax rate of 35.3 percent, compared to an income tax expense of $3.9 million and an effective tax rate of 35.6 percent for the six months ended June 30, 2016. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2017 or 2016.  The Company did not have an accrual for uncertain tax positions as of June 30, 2017 or December 31, 2016, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2012 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, net of tax:

	For the three months ended June 30, 2017
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(247)	$(379)	$760	$134
Other comprehensive income (loss) before reclassification	246	—	(184)	62
Less amounts reclassified from accumulated other comprehensive income (loss)	11	(13)	—	(2)
Period change	235	13	(184)	64
Balance, end of period	$(12)	$(366)	$576	$198

	For the three months ended June 30, 2016
(In thousands)	Net unrealized gains on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$34	$(428)	$(307)	$(701)
Other comprehensive income (loss) before reclassification	175	—	(228)	(53)
Less amounts reclassified from accumulated other comprehensive income (loss)	53	(14)	—	39
Period change	122	14	(228)	(92)
Balance, end of period	$156	$(414)	$(535)	$(793)

	For the six months ended June 30, 2017
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(161)	$(391)	$712	$160
Other comprehensive income (loss) before reclassification	160	—	(136)	24
Less amounts reclassified from accumulated other comprehensive loss	11	(25)	—	(14)
Period change	149	25	(136)	38
Balance, end of period	$(12)	$(366)	$576	$198

	For the six months ended June 30, 2016
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(2)	$(448)	$(17)	$(467)
Other comprehensive income (loss) before reclassification	272	—	(518)	(246)
Less amounts reclassified from accumulated other comprehensive loss	114	(34)	—	80
Period change	158	34	(518)	(326)
Balance, end of period	$156	$(414)	$(535)	$(793)

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

As of June 30, 2017, the fair value of the Company's AFS securities portfolio was $54.8 million.  Approximately 64 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $35.1 million at June 30, 2017.  Approximately $34.5 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at June 30, 2017.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2017, as compared to the periods ended December 31, 2016 and June 30, 2016.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$5,763	$—	$5,763
State and political subdivisions	—	5,877	—	5,877
Residential mortgage-backed securities	—	35,105	—	35,105
Corporate and other securities	—	8,080	—	8,080
Total securities available for sale	$—	$54,825	$—	$54,825

Interest rate swap agreements	—	973	—	973
Total	$—	973	$—	$973

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$3,716	$—	$3,716
State and political subdivisions	—	5,502	—	5,502
Residential mortgage-backed securities	—	21,631	—	21,631
Corporate and other securities	—	9,719	—	9,719
Total securities available for sale	$—	$40,568	$—	$40,568

Interest rate swap agreements	—	1,204	—	1,204
Total	$—	$1,204	$—	$1,204

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

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100 thousand and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount ranges from 10 to 25 percent and is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business.  Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  After receiving the third party results, the Company will discount the value 8 to 10 percent for selling and closing costs.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2017, the valuation allowance for impaired loans was $168 thousand, a decrease of $112 thousand from $280 thousand at December 31, 2016.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$581	$581
Impaired collateral-dependent loans	—	—	1,091	1,091

	Fair value at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,050	$1,050
Impaired collateral-dependent loans	—	—	1,767	1,767

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of June 30, 2017 and December 31, 2016 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At June 30, 2017, the Bank had standby letters of credit outstanding of $4.3 million, as compared to $4.1 million at December 31, 2016.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2017 and December 31, 2016:

		June 30, 2017		December 31, 2016
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$104,815	$104,815	$105,895	$105,895
Securities (1)	Level 2	75,066	75,274	61,547	61,536
SBA loans held for sale	Level 2	13,950	15,708	14,773	16,440
Loans, net of allowance for loan losses (2)	Level 2	1,020,054	1,018,549	946,062	944,772
FHLB stock	Level 2	7,101	7,101	6,037	6,037
Servicing assets	Level 3	2,003	2,003	2,086	2,086
Accrued interest receivable	Level 2	4,669	4,669	4,462	4,462
OREO	Level 3	581	581	1,050	1,050
Financial liabilities:
Deposits	Level 2	1,003,967	1,003,168	945,723	944,886
Borrowed funds and subordinated debentures	Level 2	152,310	151,862	131,310	130,319
Accrued interest payable	Level 2	410	410	430	430

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3.  These securities had book values of $3.7 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively, and market values of $3.7 million and $3.6 million at June 30, 2017 and December 31, 2016, respectively.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $1.1 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,768	$8	$(13)	$5,763	$3,744	$2	$(30)	$3,716
State and political subdivisions	5,862	53	(38)	5,877	5,545	19	(62)	5,502
Residential mortgage-backed securities	34,934	350	(179)	35,105	21,547	339	(255)	21,631
Corporate and other securities	8,283	22	(225)	8,080	10,003	—	(284)	9,719
Total securities available for sale	$54,847	$433	$(455)	$54,825	$40,839	$360	$(631)	$40,568
Held to maturity:
U.S. Government sponsored entities	$3,270	$—	$(64)	$3,206	$3,530	$—	$(128)	$3,402
State and political subdivisions	2,302	203	—	2,505	2,306	181	(1)	2,486
Residential mortgage-backed securities	4,386	98	(16)	4,468	4,799	98	(25)	4,872
Commercial mortgage-backed securities	3,741	—	(76)	3,665	3,796	—	(148)	3,648
Corporate and other securities	6,542	69	(6)	6,605	6,548	12	—	6,560
Total securities held to maturity	$20,241	$370	$(162)	$20,449	$20,979	$291	$(302)	$20,968

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2017 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$3,739	1.61%	$2,024	2.16%	$—	—%	$5,763	1.80%
State and political subdivisions	—	—	768	3.13	2,418	2.78	2,691	2.80	5,877	2.83
Residential mortgage-backed securities	15	4.04	328	2.46	4,044	2.29	30,718	2.80	35,105	2.74
Corporate and other securities	—	—	14	2.00	5,183	3.30	2,883	4.44	8,080	3.70
Total securities available for sale	$15	4.04%	$4,849	1.91%	$13,669	2.74%	$36,292	2.93%	$54,825	2.79%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$3,270	1.98%	$3,270	1.98%
State and political subdivisions	213	0.99	—	—	493	5.07	1,596	4.64	2,302	4.40
Residential mortgage-backed securities	13	4.06	32	5.58	627	2.77	3,714	3.27	4,386	3.22
Commercial mortgage-backed securities	—	—	—	—	—	—	3,741	2.76	3,741	2.76
Corporate and other securities	—	—	—	—	4,530	5.72	2,012	8.80	6,542	6.67
Total securities held to maturity	$226	1.17%	$32	5.58%	$5,650	5.34%	$14,333	3.77%	$20,241	4.18%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$1,978	$(13)	$—	$—	$1,978	$(13)
State and political subdivisions	1	$1,949	$(38)	$—	$—	$1,949	$(38)
Residential mortgage-backed securities	10	$9,388	$(133)	$1,016	$(46)	$10,404	$(179)
Corporate and other securities	6	1,032	(67)	1,842	(158)	2,874	(225)
Total temporarily impaired securities	18	$14,347	$(251)	$2,858	$(204)	$17,205	$(455)
Held to maturity:
U.S. Government sponsored entities	2	$3,206	$(64)	$—	$—	$3,206	$(64)
Residential mortgage-backed securities	3	$705	$(10)	$398	$(6)	$1,103	$(16)
Commercial mortgage-backed securities	2	$3,664	(76)	—	—	3,664	(76)
Corporate and other securities	1	1,524	(6)	—	—	1,524	(6)
Total temporarily impaired securities	8	$9,099	$(156)	$398	$(6)	$9,497	$(162)

	December 31, 2016
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$1,962	$(30)	$—	$—	$1,962	$(30)
State and political subdivisions	4	3,833	(62)	—	—	3,833	(62)
Residential mortgage-backed securities	13	7,813	(139)	2,983	(116)	10,796	(255)
Corporate and other securities	6	822	(67)	5,376	(217)	6,198	(284)
Total temporarily impaired securities	24	$14,430	$(298)	$8,359	$(333)	$22,789	$(631)
Held to maturity:
U.S. Government sponsored entities	2	$3,402	$(128)	$—	$—	$3,402	$(128)
State and political subdivisions	1	212	(1)	—	—	212	(1)
Residential mortgage-backed securities	2	776	(15)	441	(10)	1,217	(25)
Commercial mortgage-backed securities	2	3,648	(148)	—	—	3,648	(148)
Total temporarily impaired securities	7	$8,038	$(292)	$441	$(10)	$8,479	$(302)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2017.  There was no impairment on these securities at December 31, 2016.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2017 or December 31, 2016.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2017 or December 31, 2016.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2017 or December 31, 2016.

Realized Gains and Losses

Gross realized gains on securities for the three and six months ended June 30, 2017 and 2016 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Available for sale:
Realized gains	$74	$81	$74	$175
Realized losses	(58)	—	(58)	—
Total securities available for sale	16	81	16	175
Held to maturity:
Realized gains	—	—	—	—
Realized losses	—	—	—	—
Total securities held to maturity	—	—	—	—
Net gains on sales of securities	$16	$81	$16	$175

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There was a gross realized gain of $74 thousand for the three and six months ended June 30, 2017.

•
For the six months ended June 30, 2017, the net gains are attributed to the sale of three residential mortgage-backed securities with a total book value of $1.2 million and resulting gains of $71 thousand and the call of two asset-backed securities with a total book value of $3.5 million and resulting gains of $3 thousand, partially offset by the sale of two residential mortgage-backed securities with a book value of $1.6 million which resulted in a loss of $58 thousand.

There was a gross realized gain of $81 thousand for the three months ended June 30, 2016, and there was a gross realized gain of $175 thousand for the six months ended June 30, 2016. The net realized gains during 2016 were a result of the following:

•
For the six months ended June 30, 2016, the net gains are attributed to the sale of fifteen municipal securities with a total book value of $6.4 million and resulting gains of $112 thousand and the sale of one equity totaling $40 thousand in book value, resulting in pre-tax gains of approximately $63 thousand.

Pledged Securities

Securities with a carrying value of $20.4 million and $17.7 million for June 30, 2017 and December 31, 2016, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
SBA loans held for investment	$43,329	$42,492
SBA 504 loans	23,153	26,344
Commercial loans
Commercial other	65,551	58,447
Commercial real estate	443,564	422,418
Commercial real estate construction	36,193	28,306
Residential mortgage loans	315,396	289,093
Consumer loans
Home equity	54,524	47,411
Consumer other	51,144	44,130
Total loans held for investment	$1,032,854	$958,641
SBA loans held for sale	13,950	14,773
Total loans	$1,046,804	$973,414

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

At June 30, 2017 and December 31, 2016, the Company owned no residential consumer properties that were included in OREO in the Consolidated Balance Sheets.  Additionally, there were $4.7 million of residential consumer loans in the process of foreclosure at June 30, 2017, compared to $5.3 million at December 31, 2016.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2017:

	June 30, 2017
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$40,568	$1,394	$1,367	$43,329
SBA 504 loans	21,999	1,049	105	23,153
Commercial loans
Commercial other	64,357	350	844	65,551
Commercial real estate	438,888	4,157	519	443,564
Commercial real estate construction	35,443	750	—	36,193
Total commercial loans	538,688	5,257	1,363	545,308
Total SBA, SBA 504 and commercial loans	$601,255	$7,700	$2,835	$611,790

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$313,714	$1,682	$315,396
Consumer loans
Home equity		53,806	718	54,524
Consumer other		49,163	1,981	51,144
Total consumer loans		102,969	2,699	105,668
Total residential mortgage and consumer loans		$416,683	$4,381	$421,064

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,078	$—	$230	$889	$2,197	$41,132	$43,329
SBA 504 loans	—	—	—	—	—	23,153	23,153
Commercial loans
Commercial other	—	—	—	25	25	65,526	65,551
Commercial real estate	3,540	808	—	386	4,734	438,830	443,564
Commercial real estate construction	—	—	—	—	—	36,193	36,193
Residential mortgage loans	2,330	—	—	1,682	4,012	311,384	315,396
Consumer loans
Home equity	24	240	—	718	982	53,542	54,524
Consumer other	—	—	—	1,981	1,981	49,163	51,144
Total loans held for investment	$6,972	$1,048	$230	$5,681	$13,931	$1,018,923	$1,032,854
SBA loans held for sale	—	—	—	—	—	13,950	13,950
Total loans	$6,972	$1,048	$230	$5,681	$13,931	$1,032,873	$1,046,804

(1)	At June 30, 2017, nonaccrual loans included $41 thousand of loans guaranteed by the SBA.

	December 31, 2016
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$491	$397	$—	$1,168	$2,056	$40,436	$42,492
SBA 504 loans	—	—	—	513	513	25,831	26,344
Commercial loans
Commercial other	50	—	—	25	75	58,372	58,447
Commercial real estate	1,108	574	—	401	2,083	420,335	422,418
Commercial real estate construction	—	—	—	—	—	28,306	28,306
Residential mortgage loans	2,932	263	—	2,672	5,867	283,226	289,093
Consumer loans
Home equity	227	—	—	482	709	46,702	47,411
Consumer other	—	—	—	1,976	1,976	42,154	44,130
Total loans held for investment	$4,808	$1,234	$—	$7,237	$13,279	$945,362	$958,641
SBA loans held for sale	—	—	—	—	—	14,773	14,773
Total loans	$4,808	$1,234	$—	$7,237	$13,279	$960,135	$973,414

(1)	At December 31, 2016, nonaccrual loans included $153 thousand of TDRs and $60 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2017:

	June 30, 2017
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$846	$455	$—
Commercial loans
Commercial other	25	25	—
Commercial real estate	43	43	—
Total commercial loans	68	68	—
Total impaired loans with no related allowance	914	523	—

With an allowance:
SBA loans held for investment (1)	943	393	149
Commercial loans
Commercial real estate	343	343	19
Total commercial loans	343	343	19
Total impaired loans with a related allowance	1,286	736	168

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,789	848	149
Commercial loans
Commercial other	25	25	—
Commercial real estate	386	386	19
Total commercial loans	411	411	19
Total individually evaluated impaired loans	$2,200	$1,259	$168

(1)	Balances are reduced by amount guaranteed by the SBA of $41 thousand at June 30, 2017.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2016:

	December 31, 2016
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,235	$653	$—
SBA 504 loans	513	513	—
Commercial loans
Commercial other	25	25	—
Commercial real estate	42	43	—
Total commercial loans	67	68	—
Total impaired loans with no related allowance	1,815	1,234	—

With an allowance:
SBA loans held for investment (1)	975	455	246
Commercial loans
Commercial other	13	1	1
Commercial real estate	358	357	33
Total commercial loans	371	358	34
Total impaired loans with a related allowance	1,346	813	280

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,210	1,108	246
SBA 504 loans	513	513	—
Commercial loans
Commercial other	38	26	1
Commercial real estate	400	400	33
Total commercial loans	438	426	34
Total individually evaluated impaired loans	$3,161	$2,047	$280

(1)	Balances are reduced by amount guaranteed by the SBA of $60 thousand at December 31, 2016.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2017 and 2016.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2017		2016
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$989	$22	$1,640	$1
SBA 504 loans	—	—	513	—
Commercial loans
Commercial other	25	—	929	14
Commercial real estate	921	—	1,273	19
Commercial real estate construction	—	—	339	—
Total	$1,935	$22	$4,694	$34

(1)	Balances are reduced by the average amount guaranteed by the SBA of $54 thousand and $218 thousand for the three months ended June 30, 2017 and 2016, respectively.

	For the six months ended June 30,
	2017		2016
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$993	$19	$1,822	$3
SBA 504 loans	165	—	1,082	—
Commercial loans
Commercial other	25	—	496	38
Commercial real estate	1,027	22	1,662	31
Commercial real estate construction	—	—	288	—
Total	$2,210	$41	$5,350	$72

(1)	Balances are reduced by the average amount guaranteed by the SBA of $151 thousand and $241 thousand for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the Company had no TDRs.  TDRs of $153 thousand are included in the impaired loan numbers as of December 31, 2016.  The decrease was due to the removal of one loan.  At December 31, 2016, there were specific reserves of $34 thousand on the nonperforming TDR.  At December 31, 2016, the $153 thousand TDR was in nonaccrual status and none were in accrual status.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three or six months ended June 30, 2017 and 2016 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or six months ended June 30, 2017.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  There was no unallocated portion of the allowance during the six months ended June 30, 2017, compared to $183 thousand at December 31, 2016.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and 2016:

	For the three months ended June 30, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,653	$600	$6,533	$2,869	$1,026	$—	$12,681
Charge-offs	(150)	—	(120)	—	(17)	—	(287)
Recoveries	3	—	3	—	—	—	6
Net (charge-offs) recoveries	(147)	—	(117)	—	(17)	—	(281)
Provision for loan losses charged to expense	8	(106)	477	(53)	74	—	400
Balance, end of period	$1,514	$494	$6,893	$2,816	$1,083	$—	$12,800

	For the three months ended June 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,713	$598	$6,312	$2,892	$836	$283	$12,634
Charge-offs	(142)	—	(152)	—	—	—	(294)
Recoveries	4	—	13	—	1	—	18
Net (charge-offs) recoveries	(138)	—	(139)	—	1	—	(276)
Provision for loan losses charged to expense	55	(10)	393	72	24	(134)	400
Balance, end of period	$1,630	$588	$6,566	$2,964	$861	$149	$12,758

The following tables detail the activity in the allowance for loan losses portfolio segment for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Charge-offs	(258)	—	(196)	—	(83)	—	(537)
Recoveries	39	—	56	12	1	—	108
Net (charge-offs) recoveries	(219)	—	(140)	12	(82)	—	(429)
Provision for loan losses charged to expense	157	(79)	304	211	240	(183)	650
Balance, end of period	$1,514	$494	$6,893	$2,816	$1,083	$—	$12,800

	For the six months ended June 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Charge-offs	(228)	—	(380)	—	(28)	—	(636)
Recoveries	15	—	19	—	1	—	35
Net (charge-offs) recoveries	(213)	—	(361)	—	(27)	—	(601)
Provision for loan losses charged to expense	(118)	(153)	618	195	71	(13)	600
Balance, end of period	$1,630	$588	$6,566	$2,964	$861	$149	$12,758

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$149	$—	$19	$—	$—	$—	$168
Collectively evaluated for impairment	1,365	494	6,874	2,816	1,083	—	12,632
Total	$1,514	$494	$6,893	$2,816	$1,083	$—	$12,800
Loan ending balances:
Individually evaluated for impairment	$848	$—	$411	$—	$—	$—	$1,259
Collectively evaluated for impairment	42,481	23,153	544,897	315,396	105,668	—	1,031,595
Total	$43,329	$23,153	$545,308	$315,396	$105,668	$—	$1,032,854

	December 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$246	$—	$34	$—	$—	$—	$280
Collectively evaluated for impairment	1,330	573	6,695	2,593	925	183	12,299
Total	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Loan ending balances:
Individually evaluated for impairment	$1,108	$513	$426	$—	$—	$—	$2,047
Collectively evaluated for impairment	41,384	25,831	508,745	289,093	91,541	—	956,594
Total	$42,492	$26,344	$509,171	$289,093	$91,541	$—	$958,641

Changes in Methodology:
The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At June 30, 2017, a $219 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $181 thousand commitment reserve at December 31, 2016, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 was issued to provide guidance on modification accounting for share-based payment awards. The amendments in this update requires that an entity account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for all entities for annual period, and interim period within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoptions of ASU 2017-09 on its consolidated financial statements.

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

During the three and six months ended June 30, 2017, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2017 and 2016, respectively is as follows:
໿

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages and years)	2017	2016	2017	2016
Notional amount	$60,000	$40,000	$60,000	$40,000
Weighted average pay rate	1.26%	1.36%	1.26%	1.54%
Weighted average receive rate	1.07%	0.65%	0.98%	0.56%
Weighted average maturity in years	3.36	4.04	3.61	4.40
Unrealized gain (loss) relating to interest rate swaps	$312	$(366)	$(231)	$(858)

At June 30, 2017, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  The unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

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

Earnings Summary

Net income totaled $3.4 million, or $0.32 per diluted share for the quarter ended June 30, 2017, compared to $2.8 million, or $0.30 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.11% and 12.47%, respectively, compared to 1.03% and 13.59% for the same period a year ago.

Second quarter highlights include:

•	Consumer, residential mortgage and commercial loans increased 15.4%, 9.1% and 7.1%, respectively, while total loans increased 7.5% since year end 2016.

•	Savings and noninterest-bearing demand deposits rose 11.1% and 7.7%, respectively, while total deposits increased 6.2% since year-end 2016.

•	Core earnings growth with a 19.4% increase in net interest income compared to the prior year's quarter due to earning asset growth and strong loan growth.

•	Expansion of net interest margin to 3.79% this quarter compared to 3.61% in the prior year's quarter due to the rising rate environment.

•	Nonperforming loans fell 21.5% to $5.7 million.

For the six months ended June 30, 2017, net income totaled $6.6 million, or $0.62 per diluted share, compared to $7.0 million, or $0.74 per diluted share, in the prior year's period. Return on average assets and average common equity for the six month periods were 1.09% and 12.25%, respectively, compared to 1.28% and 17.25% for the same period a year ago.

During the first quarter of 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction.  This gain is included in noninterest income on the income statement. Net income, excluding the nonrecurring gain on the repurchased subordinated debentures, was $5.6 million, or $0.59 per diluted share, for the six months ended June 30, 2016. Return on average assets and average common equity for the six months ended June 30, 2016 would have been 1.01% and 13.63%, respectively.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income per common share - Basic (1)	$0.33	$0.30	$0.63	$0.75
Net income per common share - Diluted (2)	$0.32	$0.30	$0.62	$0.74
Return on average assets	1.11%	1.03%	1.09%	1.28%
Return on average equity (3)	12.47%	13.59%	12.25%	17.25%
Efficiency ratio (4)	56.41%	58.53%	57.71%	54.06%

The Company’s quarterly performance ratios, excluding the gain on the subordinated debenture repurchase, may be found in the table below. The following table is reported in a format which is not in compliance with generally accepted accounting principles (“non-GAAP”) but is beneficial to the reader and provides better comparability of the Company’s performance over both periods.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income per common share - Basic (1)	$0.33	$0.30	$0.63	$0.60
Net income per common share - Diluted (2)	$0.32	$0.30	$0.62	$0.59
Return on average assets	1.11%	1.03%	1.09%	1.01%
Return on average equity (3)	12.47%	13.59%	12.25%	13.63%
Efficiency ratio (4)	56.41%	58.53%	57.71%	59.53%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.

(3)	Defined as net income divided by average shareholders' equity.

(4)	Defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended June 30, 2017, tax-equivalent net interest income amounted to $11.2 million, an increase of $1.8 million or 19.2 percent when compared to the same period in 2016.  The net interest margin increased 18 basis points to 3.79 percent for the quarter ended June 30, 2017, compared to 3.61 percent for the same period in 2016.  The net interest spread was 3.55 percent for the second quarter of 2017, a 16 basis point increase compared to the same period in 2016.

During the three months ended June 30, 2017, tax-equivalent interest income was $13.5 million, an increase of $2.0 million or 17.2 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

•
Of the $2.0 million net increase in interest income on a tax-equivalent basis, $1.5 million of the increase was due to increased average earning assets, and $486 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $137.6 million to $1.2 billion for the second quarter of 2017 compared to $1.0 billion for the same period in 2016.  This was due primarily to a $119.5 million increase in average loans, primarily commercial, residential mortgage and consumer loans, along with a $14.0 million increase in federal funds sold, interest-bearing deposits and repos.

•
The yield on total interest-earning assets increased 14 basis points to 4.58 percent for the three months ended June 30, 2017 when compared to the same period in 2016. The yield on the loan portfolio increased 9 basis points to 4.94 percent.

Total interest expense was $2.3 million for the three months ended June 30, 2017, an increase of $182 thousand or 8.5 percent compared to the same period in 2016.  This increase was driven by the increased volume in savings deposits, borrowed funds and subordinated debentures and increased rates on savings deposits, partially offset by the decreased rates on the borrowed funds and subordinated debentures and decreased volume of time deposits compared to a year ago:

•
Of the $182 thousand increase in interest expense, $225 thousand was due to increased rates on savings and time deposits, $125 thousand was due to increased volume in savings deposits, $121 thousand from the increased volume of borrowed funds and subordinated debentures, partially offset by $133 thousand resulting from decreased rates in borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $903.4 million for the second quarter of 2017, an increase of $81.8 million or 10.0 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in savings and interest-bearing demand deposits and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities decreased 2 basis point to 1.03 percent. While the cost of interest-bearing deposits increased 3 basis points to 0.85 percent for the second quarter of 2017, the cost of borrowed funds and subordinated debentures decreased 46 basis points to 2.14 percent due to the modification of borrowings with the FHLB over the past year and the use of derivative instruments to hedge interest risk. The increase in the cost of deposits was primarily driven by a promotional savings product.

During the six months ended June 30, 2017, tax-equivalent net interest income amounted to $21.5 million, an increase of $3.2 million or 17.4 percent when compared to the same period in 2016. The net interest margin increased 20 basis points to 3.75 percent for the six months ended June 30, 2017, compared to 3.55 percent for the same period in 2016. The net interest spread was 3.51 percent for the first six months of 2016, an 18 basis point increase compared to the same period in 2016.

During the six months ended June 30, 2017, tax-equivalent interest income was $26.1 million, an increase of $3.4 million or 14.9 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans:

•
Of the $3.4 million increase in interest income on a tax-equivalent basis, $2.6 million of the increase was due to increased average earning assets, $414 thousand was due to increased yields on securities and federal funds sold, interest-bearing deposits and repos.

•
The average volume of interest-earning assets increased $119.3 million to $1.2 billion for the first six months of 2017 compared to $1.0 million for the same period in 2016. This was due primarily to a $109.0 million increase in average loans, primarily commercial, residential mortgage and consumer loans and a $6.6 million increase in federal funds sold, interest bearing deposits and repos.

•
The yield on total interest-earning assets increased 15 basis points to 4.53 percent for the six months ended June 30, 2017 when compared to the same period in 2016 due to the yield on the loan portfolio increasing 7 basis points to 4.90 percent and the yield on the securities portfolio increasing 45 basis points to 3.24 percent.

Total interest expense was $4.5 million for the six months ended June 30, 2017, an increase of $197 thousand or 4.5 percent compared to the same period in 2016. This increase was driven by the increase in average savings deposits and increased rates on savings and time deposits compared to a year ago:

•
Of the $197 thousand increase in interest expense, $442 thousand was due to increased rates on interest bearing deposits, $245 thousand was due to an increase in volume of borrowed funds and subordinated debentures and $205 thousand was due to an increase in volume of savings deposits, partially offset by a $328 thousand reduction due primarily to decreased rates on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $891.1 million for the first six months ended June 30, 2017, an increase of $66.3 million or 8.0 percent, compared to the prior year's period. The increase in interest-bearing liabilities was a result of an increase in average savings and interest bearing deposits and borrowed funds and subordinated debentures, partially offset by a decrease in average time deposits.

•
The average cost of total interest-bearing liabilities decreased slightly to 1.02 percent for the six months ended June 30, 2017. The cost of interest-bearing deposits increased 3 basis points to 0.84 percent for the six months ended June 30, 2017 and the cost of borrowed funds and subordinated debentures decreased 56 basis ponts to 2.15 percent.

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

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$76,656	$203	1.06%	$62,652	$41	0.26%
FHLB stock	5,912	73	4.95	4,904	55	4.51
Securities:
Taxable	67,102	538	3.22	62,561	427	2.75
Tax-exempt	6,764	67	3.97	8,177	83	4.08
Total securities (A)	73,866	605	3.29	70,738	510	2.90
Loans:
SBA loans	55,650	886	6.39	56,719	788	5.59
SBA 504 loans	23,986	309	5.17	27,273	344	5.07
Commercial loans	532,659	6,573	4.95	474,573	5,860	4.97
Residential mortgage loans	311,730	3,584	4.61	264,599	2,937	4.46
Consumer loans	100,889	1,267	5.04	82,295	980	4.79
Total loans (B)	1,024,914	12,619	4.94	905,459	10,909	4.85
Total interest-earning assets	$1,181,348	$13,500	4.58%	$1,043,753	$11,515	4.44%

Noninterest-earning assets:
Cash and due from banks	23,055			25,993
Allowance for loan losses	(12,916)			(12,850)
Other assets	55,367			49,250
Total noninterest-earning assets	65,506			62,393
Total assets	$1,246,854			$1,106,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$157,896	$161	0.41%	$129,263	$124	0.39%
Total savings deposits	397,813	678	0.68	310,329	381	0.49
Total time deposits	221,636	814	1.47	275,700	954	1.39
Total interest-bearing deposits	777,345	1,653	0.85	715,292	1,459	0.82
Borrowed funds and subordinated debentures	126,057	674	2.14	106,277	686	2.60
Total interest-bearing liabilities	$903,402	$2,327	1.03%	$821,569	$2,145	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	225,909			194,649
Other liabilities	6,752			6,370
Total noninterest-bearing liabilities	232,661			201,019
Total shareholders' equity	110,791			83,558
Total liabilities and shareholders' equity	$1,246,854			$1,106,146

Net interest spread		$11,173	3.55%		$9,370	3.39%
Tax-equivalent basis adjustment		(23)			(28)
Net interest income		$11,150			$9,342
Net interest margin			3.79%			3.61%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 35 percent, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$77,297	$332	0.87%	$70,666	$85	0.24%
FHLB stock	5,844	166	5.73	4,726	107	4.55
Securities:
Taxable	65,635	1,030	3.16	60,856	791	2.61
Tax-exempt	6,603	132	4.03	8,863	176	3.99
Total securities (A)	72,238	1,162	3.24	69,719	967	2.79
Loans:
SBA loans	56,798	1,739	6.17	55,331	1,509	5.48
SBA 504 loans	25,012	610	4.92	28,253	729	5.19
Commercial loans	522,658	12,740	4.92	469,248	11,538	4.94
Residential mortgage loans	304,507	6,967	4.61	264,403	5,878	4.47
Consumer loans	97,571	2,400	4.96	80,312	1,911	4.79
Total loans (B)	1,006,546	24,456	4.90	897,547	21,565	4.83
Total interest-earning assets	$1,161,925	$26,116	4.53%	$1,042,658	$22,724	4.38%

Noninterest-earning assets:
Cash and due from banks	23,315			26,500
Allowance for loan losses	(12,851)			(12,888)
Other assets	55,428			47,369
Total noninterest-earning assets	65,892			60,981
Total assets	$1,227,817			$1,103,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$155,159	$314	0.41%	$130,301	$261	0.40%
Total savings deposits	388,179	1,261	0.66	310,290	748	0.48
Total time deposits	221,970	1,618	1.47	278,904	1,904	1.37
Total interest-bearing deposits	765,308	3,193	0.84	719,495	2,913	0.81
Borrowed funds and subordinated debentures	125,780	1,338	2.15	105,314	1,421	2.71
Total interest-bearing liabilities	$891,088	$4,531	1.02%	$824,809	$4,334	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	220,686			190,938
Other liabilities	6,771			5,948
Total noninterest-bearing liabilities	227,457			196,886
Total shareholders' equity	109,272			81,944
Total liabilities and shareholders' equity	$1,227,817			$1,103,639

Net interest spread		$21,585	3.51%		$18,390	3.33%
Tax-equivalent basis adjustment		(44)			(59)
Net interest income		$21,541			$18,331
Net interest margin			3.75%			3.55%

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
໿

	For the three months ended June 30, 2017 versus June 30, 2016			For the six months ended June 30, 2017 versus June 30, 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$11	$151	$162	$9	$238	$247
FHLB stock	12	6	18	28	31	59
Securities	19	76	95	19	176	195
Loans	1,457	253	1,710	2,530	361	2,891
Total interest income	$1,499	$486	$1,985	$2,586	$806	$3,392
Interest expense:
Demand deposits	$30	$7	$37	$47	$6	$53
Savings deposits	125	172	297	205	308	513
Time deposits	(193)	53	(140)	(414)	128	(286)
Total interest-bearing deposits	(38)	232	194	(162)	442	280
Borrowed funds and subordinated debentures	121	(133)	(12)	245	(328)	(83)
Total interest expense	83	99	182	83	114	197
Net interest income - fully tax-equivalent	$1,416	$387	$1,803	$2,503	$692	$3,195
Decrease in tax-equivalent adjustment			5			15
Net interest income			$1,808			$3,210

Provision for Loan Losses

Provision for loan losses totaled $400 thousand for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, the provision for loan losses totaled $650 thousand, compared to $600 thousand for the same period in 2016. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Branch fee income	$344	$286	$675	$619
Service and loan fee income	512	267	1,024	522
Gain on sale of SBA loans held for sale, net	479	637	963	945
Gain on sale of mortgage loans, net	264	593	796	1,308
BOLI income	89	93	178	187
Net security gains	16	81	16	175
Net gain on subordinated debenture	—	—	—	2,264
Other income	317	277	573	494
Total noninterest income	$2,021	$2,234	$4,225	$6,514

For the three months ended June 30, 2017, noninterest income decreased $213 thousand to $2.0 million, compared to the same period last year. Quarterly noninterest income decreased due to lower volumes of sales of mortgages and SBA loans. Year-to-date, noninterest income decreased $2.3 million to $4.2 million due to a nonrecurring gain on the repurchase of subordinated debentures. The Company repurchased $5.0 million of its outstanding debentures on February 26, 2016. The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction. Excluding the nonrecurring gain, noninterest income remained relatively flat at $4.2 million for the six month period.

Changes in our noninterest income for the three and six months ended June 30, 2017 vs. 2016 reflect:

•	Branch fee income increased in the quarterly and year-to-date periods due to higher levels of overdraft fees and service charges from commercial checking accounts.

•	Service and loan fee income increased in the quarterly and year-to-date periods due to higher loan processing fees, prepayment and payoff fees.

•
SBA loans sales during the second quarter of 2017 totaled $5.3 million with a net gain of $479 thousand. During the prior year's quarter, SBA loan sales totaled $7.2 million with a net gain of $637 thousand. Year-to-date, SBA loan sales totaled $11.3 million in 2017 and $10.6 million in 2016 with net gains on sale of $963 thousand and $945 thousand, respectively.

•
During the quarter, $16.7 million in residential mortgage loans were sold at a gain of $264 thousand, compared to $26.0 million in loans sold at a gain of $593 thousand during the prior year's quarter. Year-to-date, $42.3 million in residential mortgage loans were sold at a gain of $796 thousand compared to $51.1 million in loans sold at a gain of $1.3 million during the prior year's period. The decline in sales was the result of management electing to hold more residential mortgages in portfolio for long term investment.

•	Security gains totaled $16 thousand and $81 thousand for the quarters ended June 30, 2017 and 2016, respectively. Year-to-date, security gains were $16 thousand and $175 thousand.

•	Other income increased in the quarterly and year-to-date periods primarily due to increased service charges on visa check cards and rental income.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2017	2016	2017	2016
Compensation and benefits	$4,299	$3,709	$8,394	$7,258
Occupancy	590	513	1,190	1,131
Processing and communications	632	643	1,236	1,287
Furniture and equipment	513	395	1,024	815
Professional services	251	239	477	494
Loan collection & OREO expenses	38	100	379	172
Other loan expenses	18	(2)	102	101
Deposit insurance	144	165	220	326
Advertising	323	303	560	544
Director fees	149	139	346	274
Other expenses	464	524	934	936
Total noninterest expense	$7,421	$6,728	$14,862	$13,338

Noninterest expense increased $693 thousand to $7.4 million for the three months ended June 30, 2017, while year-to-date expense increased $1.5 million to $14.9 million. The majority of the increase in each period was due to higher compensation and employee benefit expenses.
Changes in noninterest expense for the three and six months ended June 30, 2017 versus 2016 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $590 thousand and $1.1 million for the three and six months ended June 30, 2017, versus 2016 respectively. Expenses have increased in both periods as we expand our branch network, lending and support staff. This additional headcount has resulted in higher salary and benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

•
Occupancy expense increased $77 thousand and $59 thousand for the three and six months ended June 30, 2017, versus 2016 respectively, primarily due to the addition of branches in Emerson and Somerville, New Jersey.

•
Processing and communications expenses decreased $11 thousand and $51 thousand for the three and six months ended June 30, 2017, versus 2016 respectively, primarily due to decreases in telephone expenses.

•
Furniture and equipment expense increased $118 thousand and $209 thousand for the three and six months ended June 30, 2017, versus 2016 respectively, primarily due to investment in our technology infrastructure through network and software upgrades that will improve our efficiency and keep our data secure.

•
Professional service fees increased $12 thousand for the three months ended June 30, 2017 due to higher consulting and internal audit expenses. For the six months ended June 30, 2017, professional service fees decreased $17 thousand due to a decrease in loan review and legal fees.

•
Loan collection & OREO expenses decreased $62 thousand and increased $207 thousand for the three and six months ended June 30, 2017, versus 2016 respectively, when compared to the same periods in the prior year as the result of a $253 thousand loss on the sale of an OREO property in the first quarter of 2017.

•
Other loan expense increased $20 thousand and $1 thousand for the three and six months ended June 30, 2017, versus 2016 respectively, primarily due to increases in loan property tax expenses and loan broker/correspondent fees, partially offset by a decrease in site visits/inspections and tax service fees.

•
Deposit insurance expense decreased $21 thousand and $106 thousand for the three and six months ended June 30, 2017 as a result of a drop in our assessment rate due to the capital raise in December 2016.

•
Advertising expense increased $20 thousand and $16 thousand for the three and six months ended June 30, 2017, 2016, respectively, due to increased marketing, printing, and gifts & promos expenses in support of our retail and lending sales as well as the branch expansions.

•	Director fees increased $10 thousand and $72 thousand for the three and six months ended June 30, 2017, versus 2016 respectively.

•
Other expenses decreased $60 thousand and $2 thousand for the three and six months ended June 30, 2017, versus 2016 respectively, primarily due to decreased recruiting and meals and entertainment expenses.

Income Tax Expense

For the quarter ended June 30, 2017, the Company reported income tax expense of $1.9 million for an effective tax rate of 35.6 percent, compared to an income tax expense of $1.6 million and an effective tax rate of 36.5 percent for the prior year’s quarter. For the six months ended June 30, 2017 the Company reported income tax expense of $3.6 million for an effective tax rate of 35.3 percent, compared to an income expense of $3.9 million and an effective tax rate of 35.6 percent for the six months ended June 30, 2016.

Financial Condition at June 30, 2017

Total assets increased $85.6 million or 7.2 percent, to $1.3 billion at June 30, 2017, when compared to year end 2016.  This increase was primarily due to an increase of $73.2 million in net loans and $13.5 million in securities, partially offset by a decrease of $1.1 million in cash and cash equivalents.

Total deposits increased $58.2 million, due to increases of $40.3 million in savings deposits, $16.6 million in noninterest-bearing demand deposits and $4.0 million in interest-bearing demand deposits, partially offset by a decrease of $2.6 million in time deposits. Borrowed funds increased $21.0 million due to increased overnight borrowings.

Total shareholders’ equity increased $6.2 million over year end 2016, primarily due to earnings offset by dividends paid during the six months ended June 30, 2017.  These fluctuations are discussed in further detail in the paragraphs that follows.

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

AFS securities totaled $54.8 million at June 30, 2017, an increase of $14.3 million or 35.1 percent, compared to $40.6 million at December 31, 2016.  This net increase was the result of:

•
$25.7 million from the purchase of seven collateralized mortgage obligations, two mortgage back securities, two corporate bonds, one agency note, one municipal security, and one equity or community bank holding,

•
$249 thousand of appreciation in the market value of the portfolio. At June 30, 2017, the portfolio had a net unrealized loss of $22 thousand compared to a net unrealized loss of $271 thousand at December 31, 2016. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, partially offset by

•	$8.8 million in principal payments and maturities,

•	$2.8 million in sales net of realized gains, which consisted of mortgage back, collateralized mortgage obligations and asset-backed securities, and

•	$110 thousand in net amortization of premiums.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 5.6 years and 5.5 years at June 30, 2017 and December 31, 2016, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $20.2 million at June 30, 2017, a decrease of $738 thousand or 3.5 percent, from year end 2016.  This decrease was the result of:

•	$711 thousand in principal payments and maturities, and

•	$27 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.5 years and 6.9 years at June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017 and December 31, 2016, the fair value of HTM securities was $20.4 million and $21.0 million, respectively.

The average balance of taxable securities amounted to $65.6 million for the six months ended June 30, 2017, compared to $60.9 million for the same period in 2016.  The average yield earned on taxable securities increased 55 basis points, to 3.16 percent for the six months ended June 30, 2017, from 2.61 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $6.6 million for the six months ended June 30, 2017, compared to $8.9 million for the same period in 2016.  The average yield earned on tax-exempt securities increased 4 basis points, to 4.03 percent for the six months ended June 30, 2017, from 3.99 percent for the same period in 2016.

Securities with a carrying value of $20.4 million and $17.7 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 90 percent of the total investment portfolio had a fixed rate of interest at June 30, 2017.

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

Total loans increased $73.4 million or 7.5 percent to $1.0 billion at June 30, 2017, compared to $973.4 million at year end 2016.  Commercial, residential mortgage, consumer, and SBA loans increased $36.1 million, $26.3 million, $14.1 million, and $14 thousand respectively, partially offset by a decrease of $3.2 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$43,329	4.1%	$42,492	4.4%
SBA 504 loans	23,153	2.2	26,344	2.7
Commercial loans	545,308	52.2	509,171	52.3
Residential mortgage loans	315,396	30.1	289,093	29.7
Consumer loans	105,668	10.1	91,541	9.4
Total loans held for investment	1,032,854	98.7	958,641	98.5
SBA loans held for sale	13,950	1.3	14,773	1.5
Total loans	$1,046,804	100.0%	$973,414	100.0%

Average loans increased $109.0 million or 12.1 percent to $1.0 billion for the six months ended June 30, 2017 from $897.5 million for the same period in 2016.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio increased 7 basis points to 4.90 percent for the six months ended June 30, 2017 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $14.0 million at June 30, 2017, a decrease of $823 thousand from $14.8 million at December 31, 2016.   SBA 7(a) loans held to maturity amounted to $43.3 million at June 30, 2017, an increase of $837 thousand from $42.5 million at December 31, 2016.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.17 percent for the six months ended June 30, 2017, compared to 5.48 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $98.8 million and $92.6 million in SBA loans were sold but serviced by the Company at June 30, 2017 and December 31, 2016, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At June 30, 2017, SBA 504 loans totaled $23.2 million, a decrease of $3.2 million from $26.3 million at December 31, 2016.  The yield on SBA 504 loans decreased 27 basis points to 4.92 percent for the six months ended June 30, 2017, from 5.19 percent for the same period in 2016.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $545.3 million at June 30, 2017, an increase of $36.1 million from year end 2016.  The yield on commercial loans was 4.92 percent for the six months ended June 30, 2017, compared to 4.94 percent for the same period in 2016.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $315.4 million at June 30, 2017, an increase of $26.3 million from year end 2016.  Sales of mortgage loans totaled $42.3 million for the six months ended June 30, 2017.  Approximately $3.4 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.61 percent for the six months ended June 30, 2017, compared to 4.47 percent for the same period in 2016.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $105.7 million, an increase of $14.1 million from year end 2016 primarily related to consumer construction loans.  The yield on consumer loans was 4.96 percent for the six months ended June 30, 2017, compared to 4.79 percent for the same period in 2016.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At June 30, 2017, approximately 95 percent of the Company's loan portfolio was secured by real estate, compared to approximately 96 percent at December 31, 2016.

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

At June 30, 2017, the Company had no loans that were classified as TDRs and deemed impaired, compared to one such loans totaling $153 thousand at December 31, 2016.  At December 31, 2016, the TDR was a nonperforming SBA held for investment loan which was previously modified back to original terms.  Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	June 30, 2017	December 31, 2016	June 30, 2016
Nonperforming by category:
SBA loans held for investment (1)	$889	$1,168	$1,616
SBA 504 loans	—	513	513
Commercial loans	411	426	2,324
Residential mortgage loans	1,682	2,672	1,589
Consumer loans	2,699	2,458	499
Total nonperforming loans (2)	$5,681	$7,237	$6,541
OREO	581	1,050	1,702
Total nonperforming assets	$6,262	$8,287	$8,243
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$230	$—	$—
Residential mortgage loans	—	—	485
Total past due 90 days or more and still accruing interest	$230	$—	$485
Nonperforming loans to total loans	0.54%	0.74%	0.71%
Nonperforming loans and TDRs to total loans (3)	0.54	0.74	0.80
Nonperforming assets to total loans and OREO	0.60	0.85	0.90
Nonperforming assets to total assets	0.49	0.70	0.73
(1) Guaranteed SBA loans included above	$41	$60	$134
(2) Nonperforming TDRs included above	—	153	161
(3) Performing TDRs	—	—	772

Nonperforming loans were $5.7 million at June 30, 2017, a $1.6 million decrease from $7.2 million at year end 2016 and an $860 thousand decrease from $6.5 million at June 30, 2016.  Since year end 2016, nonperforming loans in the residential, SBA 504, SBA and commercial loan segments decreased, partially offset by an increase in the consumer loan segment.  Included in nonperforming loans at June 30, 2017 are approximately $41 thousand of loans guaranteed by the SBA, compared to $60 thousand at December 31, 2016 and $134 thousand at June 30, 2016.  In addition, there were $230 thousand loans past due 90 days or more and still accruing interest at June 30, 2017, compared to zero and $485 thousand at December 31, 2016 and June 30, 2016, respectively.

OREO properties totaled $581 thousand at June 30, 2017, a decrease of $469 thousand from $1.1 million at year end 2016 and a $1.1 million decrease from $1.7 million at June 30, 2016.  During the six months ended June 30, 2017, the Company took title to one new property valued at $396 thousand that resulted in a charge to the allowance of $66 thousand.  Four OREO properties were sold, resulting in net loss on sale of $253 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.0 million at June 30, 2017, an increase of $2.8 million from $1.1 million at December 31, 2016. The increase is due to the addition of two loans totaling $3.5 million, offset by the deletion of three loans totaling $407 thousand, as well as the payoff of two loans totaling $107 thousand.

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

The allowance for loan losses totaled $12.8 million at June 30, 2017 compared to $12.6 million and $12.8 million at December 31, 2016 and June 30, 2016, respectively, with resulting allowance to total loan ratios of 1.22 percent, 1.29 percent, and 1.39 percent, respectively.  Net charge-offs amounted to $429 thousand for the six months ended June 30, 2017, compared to $601 thousand for the same period in 2016. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2017	2016	2017	2016
Balance, beginning of period	$12,681	$12,634	$12,579	$12,759
Provision for loan losses charged to expense	400	400	650	600
Less: Chargeoffs
SBA loans held for investment	150	142	258	228
Commercial loans	120	152	196	380
Consumer loans	17	—	83	28
Total chargeoffs	287	294	537	636
Add: Recoveries
SBA loans held for investment	3	4	39	15
Commercial loans	3	13	56	19
Residential mortgage loans	—	—	12	—
Consumer loans	—	1	1	1
Total recoveries	6	18	108	35
Net chargeoffs	281	276	429	601
Balance, end of period	$12,800	$12,758	$12,800	$12,758
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	1.06%	0.98%	0.78%	0.77%
Commercial loans	0.09	0.12	0.05	0.15
Residential mortgage loans	—	—	(0.01)	—
Consumer loans	0.07	—	0.17	0.07
Total loans	0.11	0.12	0.09	0.13
Allowance to total loans	1.22	1.39	1.22	1.39
Allowance to nonperforming loans	225.31%	195.05%	225.31%	195.05%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At June 30, 2017, a $219 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $181 thousand commitment reserve at December 31, 2016.

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

Total deposits increased $58.2 million to $1.0 billion at June 30, 2017, from $945.7 million at December 31, 2016.  This increase in deposits was due to increases of $40.3 million in savings deposits, $16.6 million in noninterest-bearing demand deposits and $4.0 million interest bearing demand deposits, partially offset by a decrease of $2.6 million in time deposits.
The increase in savings was primarily due to new savings promotions. The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships. The decrease in time deposits was due to the reduction in municipal and institutional time deposits.

The Company’s deposit composition at June 30, 2017, consisted of 40.2 percent savings deposits, 23.2 percent interest bearing demand deposits, 21.7 percent time deposits and 14.9 percent noninterest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $152.3 million and $131.3 million at June 30, 2017 and December 31, 2016, respectively, and are broken down in the following table:

(In thousands)	June 30, 2017	December 31, 2016
FHLB borrowings:
Fixed rate advances	$50,000	$50,000
Adjustable rate advances	50,000	50,000
Overnight advances	27,000	6,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$152,310	$131,310

The $21.0 million increase in total borrowed funds and subordinated debentures was due to a $21.0 million increase in FHLB overnight borrowing advances, while subordinate debentures remained flat. The following transactions impacted borrowed funds and subordinated debentures:

•
The Bank had a $20.0 million ARC FHLB borrowing with a rate of 1.660% that matured on June 7, 2017. This $20.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR plus 0.15%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.880%.

•
The Bank had a $20.0 million ARC FHLB borrowing with a rate of 1.148% that matured on January 5, 2017. This $20.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR minus 0.09%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 0.958%.

•
The Bank had a $10.0 million ARC FHLB borrowing with a rate of 1.053% that matured on February 16, 2017. This $10.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR minus 0.16%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 0.943%.

In June 2017, the FHLB issued an $11.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit took the place of securities previously pledged to the state as collateral for the Bank’s municipal deposits.

At June 30, 2017, the Company had $223.1 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2017, is a decline of 0.49 percent in a rising-rate environment and a decrease of 0.79 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2017 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2016, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.23 percent in a rising-rate environment and a decrease of 0.91 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At June 30, 2017, the balance of cash and cash equivalents was $104.8 million, a decrease of $1.1 million from December 31, 2016.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $10.7 million and $6.6 million in net cash for the six months ended June 30, 2017 and 2016, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $90.1 million and $35.0 million in net cash for the six months ended June 30, 2017 and 2016, respectively.  Cash was primarily used to fund new loans, purchase securities available for sale and FHLB stock, partially offset by proceeds from maturities and principal payments on and sales of securities available for sale.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $54.7 million and $40.6 million at June 30, 2017 and December 31, 2016, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $10.1 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $14.0 million and $14.8 million at June 30, 2017 and December 31, 2016, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $219.2 million to its borrowers as of June 30, 2017, compared to $181.1 million at December 31, 2016.  At June 30, 2017, $131.4 million of these commitments expire within one year, compared to $86.4 million at December 31, 2016.  The Company had $4.3 million in standby letters of credit at June 30, 2017, compared to $4.1 million December 31, 2016, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $78.3 million in net cash for the six months ended June 30, 2017, compared to $36.3 million for the same period in the prior year, primarily due to proceeds from new borrowings and an increase in the Company’s deposits partially offset by repayments of borrowings and subordinated debentures.

•
Deposits.  As of June 30, 2017, deposits included $79.1 million of Government deposits, as compared to $87.0 million at year end 2016.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $74.4 million of deposits from thirteen municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $127.0 million and $106.0 million as of June 30, 2017 and December 31, 2016, respectively.  Third party repurchase agreements totaled $15.0 million as of both June 30, 2017 and December 31, 2016.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At June 30, 2017, pledging provided an additional $223.1 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At June 30, 2017, the Parent Company had $1.5 million in cash and cash equivalents and $98 thousand in investment securities valued at fair market value, compared to $1.6 million in cash and cash equivalents and $1 thousand in investment securities at December 31, 2016.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide.  In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, the FDIC approved for state non-member banks, as an interim final rule in July 2014, the regulatory capital requirements substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for U.S. state nonmember banks and the Office of the Comptroller of the Currency for national banks.

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

The following table summarizes the Company's and the Bank's regulatory capital ratios at June 30, 2017 and December 31, 2016, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized." The Company's capital amounts and ratios reflect the capital decreases described above.

	At June 30, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.66%	9.35%	4.000%		4.00%		5.00%
CET1	11.32%	11.94%	5.750%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.34%	11.94%	7.250%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.59%	13.20%	9.250%	(1)	10.50%	(2)	10.00%

(1) Includes 1.25% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

The Bank’s capital amounts and ratios are presented in the following table:

	At December 31, 2016		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2016		January 1, 2019		Bank
Leverage ratio	9.73%	9.50%	4.000%		4.00%		5.00%
CET1	11.49%	12.23%	5.125%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	12.58%	12.23%	6.625%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	13.84%	13.48%	8.625%	(3)	10.50%	(4)	10.00%

(3) Includes 0.625% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

Shareholders’ Equity

Shareholders’ equity increased $6.2 million to $112.4 million at June 30, 2017 compared to $106.3 million at December 31, 2016, primarily due to net income of $6.6 million. Other items impacting shareholders’ equity included $655 thousand from the issuance of common stock under employee benefit plans, $38 thousand in accumulated other comprehensive income and the payment of $1.2 million in common stock dividends.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan
On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the six months ended June 30, 2017 or 2016.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2017, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of June 30, 2017 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2016.

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

UNITY BANCORP, INC.

Dated:	August 9, 2017	/s/ Alan J. Bedner, Jr.
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