Form 10-Q
period 2017-09-30
UNITY BANCORP INC /NJ/
filed 2017-11-08
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2017 common stock, no par value: 10,603,764 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$20,318	$22,105
Federal funds sold, interest-bearing deposits and repos	84,512	83,790
Cash and cash equivalents	104,830	105,895
Securities:
Securities available for sale	52,750	40,568
Securities held to maturity (fair value of $19,525 and $20,968, respectively)	19,355	20,979
Total securities	72,105	61,547
Loans:
SBA loans held for sale	17,724	14,773
SBA loans held for investment	44,001	42,492
SBA 504 loans	22,239	26,344
Commercial loans	568,766	509,171
Residential mortgage loans	330,787	289,093
Consumer loans	109,356	91,541
Total loans	1,092,873	973,414
Allowance for loan losses	(13,113)	(12,579)
Net loans	1,079,760	960,835
Premises and equipment, net	23,080	23,398
Bank owned life insurance ("BOLI")	24,047	13,758
Deferred tax assets	5,842	5,512
Federal Home Loan Bank ("FHLB") stock	7,328	6,037
Accrued interest receivable	5,222	4,462
Other real estate owned ("OREO")	707	1,050
Goodwill	1,516	1,516
Other assets	5,397	5,896
Total assets	$1,329,834	$1,189,906
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$258,519	$215,963
Interest-bearing demand	166,529	145,654
Savings	403,871	363,462
Time, under $100,000	122,410	123,724
Time, $100,000 to $250,000	71,155	75,567
Time, $250,000 and over	21,148	21,353
Total deposits	1,043,632	945,723
Borrowed funds	152,000	121,000
Subordinated debentures	10,310	10,310
Accrued interest payable	400	430
Accrued expenses and other liabilities	7,678	6,152
Total liabilities	1,214,020	1,083,615
Shareholders' equity:
Common stock	86,423	85,383
Retained earnings	29,260	20,748
Accumulated other comprehensive income	131	160
Total shareholders' equity	115,814	106,291
Total liabilities and shareholders' equity	$1,329,834	$1,189,906

Issued and outstanding common shares	10,586	10,477

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$262	$50	$595	$135
FHLB stock	85	67	252	173
Securities:
Taxable	512	456	1,543	1,246
Tax-exempt	40	43	127	160
Total securities	552	499	1,670	1,406
Loans:
SBA loans	1,042	822	2,781	2,331
SBA 504 loans	287	321	896	1,050
Commercial loans	6,924	6,138	19,666	17,676
Residential mortgage loans	3,636	3,138	10,603	9,017
Consumer loans	1,407	1,046	3,806	2,956
Total loans	13,296	11,465	37,752	33,030
Total interest income	14,195	12,081	40,269	34,744
INTEREST EXPENSE
Interest-bearing demand deposits	168	129	482	390
Savings deposits	733	458	1,994	1,206
Time deposits	823	920	2,441	2,824
Borrowed funds and subordinated debentures	654	701	1,992	2,122
Total interest expense	2,378	2,208	6,909	6,542
Net interest income	11,817	9,873	33,360	28,202
Provision for loan losses	500	420	1,150	1,020
Net interest income after provision for loan losses	11,317	9,453	32,210	27,182
NONINTEREST INCOME
Branch fee income	355	321	1,029	940
Service and loan fee income	448	274	1,472	796
Gain on sale of SBA loans held for sale, net	385	639	1,348	1,584
Gain on sale of mortgage loans, net	392	609	1,188	1,917
BOLI income	111	97	289	283
Net security gains	53	11	69	186
Gain on repurchase of subordinated debt	—	—	—	2,264
Other income	264	222	838	716
Total noninterest income	2,008	2,173	6,233	8,686
NONINTEREST EXPENSE
Compensation and benefits	4,268	3,872	12,662	11,130
Occupancy	600	611	1,791	1,742
Processing and communications	656	693	1,892	1,980
Furniture and equipment	513	432	1,537	1,247
Professional services	247	216	724	710
Loan collection and OREO expenses	114	95	493	268
Other loan expenses	47	19	149	120
Deposit insurance	156	168	376	494
Advertising	299	304	859	848
Director fees	150	141	496	415
Other expenses	504	442	1,439	1,374
Total noninterest expense	7,554	6,993	22,418	20,328
Income before provision for income taxes	5,771	4,633	16,025	15,540
Provision for income taxes	2,014	1,613	5,632	5,491
Net income	$3,757	$3,020	$10,393	$10,049

Net income per common share - Basic	$0.36	$0.32	$0.99	$1.08
Net income per common share - Diluted	$0.35	$0.32	$0.97	$1.06

Weighted average common shares outstanding - Basic	10,572	9,339	10,543	9,320
Weighted average common shares outstanding - Diluted	10,761	9,496	10,734	9,468
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	September 30, 2017			September 30, 2016
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense	Net of tax amount
Net income	$5,771	$2,014	$3,757	$4,633	$1,613	$3,020
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(128)	(55)	(73)	110	43	67
Less: reclassification adjustment for gains on securities included in net income	53	19	34	11	2	9
Total unrealized (losses) gains on securities available for sale	(181)	(74)	(107)	99	41	58

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	9	12	22	10	12
Total adjustments related to defined benefit plan	21	9	12	22	10	12

Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	48	20	28	503	195	308
Total unrealized gains on cash flow hedges	48	20	28	503	195	308
Total other comprehensive (loss) income	(112)	(45)	(67)	624	246	378
Total comprehensive income	$5,659	$1,969	$3,690	$5,257	$1,859	$3,398

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the nine months ended
	September 30, 2017			September 30, 2016
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$16,025	$5,632	$10,393	$15,540	$5,491	$10,049
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	137	50	87	546	207	339
Less: reclassification adjustment for gains on securities included in net income	69	24	45	186	63	123
Total unrealized gains on securities available for sale	68	26	42	360	144	216

Adjustments related to defined benefit plan:
Amortization of prior service cost	63	26	37	63	17	46
Total adjustments related to defined benefit plan	63	26	37	63	17	46

Net unrealized (losses) from cash flow hedges:
Unrealized holding loss on cash flow hedges arising during the period	(183)	(75)	(108)	(355)	(145)	(210)
Total unrealized loss on cash flow hedges	(183)	(75)	(108)	(355)	(145)	(210)
Total other comprehensive (loss) income	(52)	(23)	(29)	68	16	52
Total comprehensive income	$15,973	$5,609	$10,364	$15,608	$5,507	$10,101

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2017 and 2016
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2016	10,477	$85,383	$20,748	$160	$106,291
Net income			10,393		10,393
Other comprehensive loss, net of tax				(29)	(29)
Dividends on common stock ($0.17 per share)		115	(1,881)		(1,766)
Common stock issued and related tax effects (1)	109	925			925
Balance, September 30, 2017	10,586	$86,423	$29,260	$131	$115,814

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss) income	shareholders' equity
Balance, December 31, 2015	9,279	$59,371	$19,566	$(467)	$78,470
Net income			10,049		10,049
Other comprehensive income, net of tax				52	52
Dividends on common stock ($0.12 per share)		79	(1,104)		(1,025)
10% Stock dividend paid September 30,		10,394	(10,394)		—
Common stock issued and related tax effects (1)	52	606			606
Balance, September 30, 2016	9,331	$70,450	$18,117	$(415)	$88,152

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$10,393	$10,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	1,020
Net amortization of purchase premiums and discounts on securities	216	271
Depreciation and amortization	1,071	632
Deferred income tax (benefit) expense	(234)	15
Net security gains	(69)	(186)
Gain on repurchase of subordinated debentures	—	(2,264)
Stock compensation expense	571	418
Loss (gain) on sale of OREO	253	(71)
Valuation writedowns on OREO	151	—
Gain on sale of mortgage loans held for sale, net	(1,380)	(1,246)
Gain on sale of SBA loans held for sale, net	(1,348)	(1,584)
Origination of mortgage loans held for sale	(66,184)	(76,668)
Origination of SBA loans held for sale	(17,232)	(23,370)
Proceeds from sale of mortgage loans held for sale, net	67,564	77,914
Proceeds from sale of SBA loans held for sale, net	17,035	19,959
BOLI income	(289)	(283)
Net change in other assets and liabilities	1,060	698
Net cash provided by operating activities	12,728	5,304
INVESTING ACTIVITIES
Purchases of securities held to maturity	(163)	(11,322)
Purchases of securities available for sale	(25,882)	(8,331)
Purchases of FHLB stock, at cost	(6,136)	(3,912)
Maturities and principal payments on securities held to maturity	1,251	1,565
Maturities and principal payments on securities available for sale	10,850	7,525
Proceeds from sales of securities held to maturity	529	—
Proceeds from sales of securities available for sale	2,777	9,813
Proceeds from redemption of FHLB stock	4,845	2,745
Proceeds from sale of OREO	794	1,624
Net increase in loans	(119,404)	(58,353)
Purchases of BOLI	(10,000)	—
Purchases of premises and equipment	(757)	(8,190)
Net cash used in investing activities	(141,296)	(66,836)
FINANCING ACTIVITIES
Net increase in deposits	97,909	38,827
Proceeds from new borrowings	97,000	70,000
Repayments of borrowings	(66,000)	(47,000)
Repurchase of subordinated debentures	—	(2,891)
Proceeds from exercise of stock options	360	134
Dividends on common stock	(1,766)	(1,025)
Net cash provided by financing activities	127,503	58,045
Decrease in cash and cash equivalents	(1,065)	(3,487)
Cash and cash equivalents, beginning of period	105,895	88,157
Cash and cash equivalents, end of period	$104,830	$84,670

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2017	2016
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$6,939	$6,557
Income taxes paid	4,502	5,512
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	13	—
Capitalization of servicing rights	145	1,133
Transfer of loans to OREO	872	1,553

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2017

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Stock Transactions

On August 26, 2016, the Company declared a 10% stock dividend to shareholders' of record as of September 15, 2016. The 10% stock dividend was paid on September 30, 2016. All share amounts in the following tables have been restated to include the effect of the 10% stock dividend distribution.

Stock Option Plans
The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2017 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2016	552,759	$7.26	5.7	$4,663,432
Options granted	47,100	16.37
Options exercised	(65,162)	5.99
Options forfeited	—	—
Options expired	(607)	11.48
Outstanding at September 30, 2017	534,090	$8.22	5.8	$6,293,086
Exercisable at September 30, 2017	363,264	$6.25	4.5	$4,993,755

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2017, 2,462,585 shares have been reserved for issuance upon the exercise of options, 534,090 option grants are outstanding, and 1,546,123 option grants have been exercised, forfeited or expired, leaving 382,372 shares available for grant.

The fair values of the options granted during the nine months ended September 30, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during the three months ended September 30, 2017 and 2016:

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Number of options exercised	18,480	4,620	65,162	24,998
Total intrinsic value of options exercised	$201,134	$21,760	$686,054	$138,722
Cash received from options exercised	89,536	29,820	360,327	134,458
Tax deduction realized from options	82,163	8,888	280,253	56,679

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	77,000	1.4	$3.51	77,000	$3.51
4.01 - 8.00	214,390	4.4	6.23	214,390	6.23
8.01 - 12.00	166,100	8.1	9.52	71,874	9.27
12.01 - 16.00	46,600	9.2	15.00	—	—
16.01 - 20.00	30,000	9.4	16.75	—	—
Total	534,090	5.8	$8.22	363,264	$6.25

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2017 and 2016 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Compensation expense	$71,675	$46,268	$212,514	$160,016
Income tax benefit	29,279	18,901	86,812	65,367

As of September 30, 2017, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $428 thousand.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2017:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2016	97,203	$9.47
Granted	38,400	16.36
Cancelled	—	—
Vested	(29,497)	8.82
Nonvested restricted stock at September 30, 2017	106,106	$12.14

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2017,  518,157 shares of restricted stock were reserved for issuance, of which 111,404 shares are available for grant.

Restricted stock awards granted during the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Number of shares granted	—	831	38,400	34,216
Average grant date fair value	$—	$12.04	$16.36	$10.24

Compensation expense related to restricted stock for the three and nine months ended September 30, 2017 and 2016 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Compensation expense	$108,833	$100,645	$358,411	$257,873
Income tax benefit	44,458	41,113	146,411	105,344

As of September 30, 2017, there was approximately $954 thousand of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $119 thousand and $110 thousand during the three months ended September 30, 2017 and 2016, respectively, and $376 thousand and $289 thousand during the nine months ended September 30, 2017 and 2016, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $8 thousand and $6 thousand during the three months ended September 30, 2017 and 2016, and $134 thousand and $113 thousand during the nine months ended September 30, 2017, and 2016 respectively.  The interest paid on the deferred balances totaled $11 thousand and $9 thousand during the three months ended September 30, 2017 and 2016, and $32 thousand and $25 thousand during the nine months ended September 30, 2017, and 2016 respectively.  The fees distributed on the deferred balances totaled $3 thousand during the three and nine months ended September 30, 2017. No fees were distributed in 2016.

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
No contributions or payments have been made during the three and nine months ended September 30, 2017. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$35	$15	$86	$46
Interest cost	11	9	32	28
Amortization of prior service cost	21	22	63	63
Net periodic benefit cost	$67	$46	$181	$137

The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
(In thousands)	2017	2016
Benefit obligation, beginning of year	$1,023	$923
Service cost	86	46
Interest cost	32	28
Benefit obligation, end of period	$1,141	$997
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
As of September 30, 2017, the Company had total year to date expenses of $68 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand and $4 thousand for the three and nine months ended September 30, 2017 and 2016, respectively.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income	$3,757	$3,020	$10,393	$10,049
Weighted average common shares outstanding - Basic	10,572	9,339	10,543	9,320
Plus: Potential dilutive common stock equivalents	189	157	191	148
Weighted average common shares outstanding - Diluted	10,761	9,496	10,734	9,468
Net income per common share - Basic	$0.36	$0.32	$0.99	$1.08
Net income per common share - Diluted	0.35	0.32	0.97	1.06
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	$77	$73	$70	$158

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

For the quarter ended September 30, 2017, the Company reported income tax expense of $2.0 million for an effective tax rate of 34.9 percent, compared to an income tax expense of $1.6 million and an effective tax rate of 34.8 percent for the prior year’s quarter. For the nine months ended September 30, 2017, the Company reported income tax expense of $5.6 million for an effective tax rate of 35.1 percent, compared to an income tax expense of $5.5 million and an effective tax rate of 35.3 percent for the nine months ended September 30, 2016. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2017 or 2016.  The Company did not have an accrual for uncertain tax positions as of September 30, 2017 or December 31, 2016, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2013 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, net of tax:

	For the three months ended September 30, 2017
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(12)	$(366)	$576	$198
Other comprehensive (loss) income before reclassification	(73)	—	28	(45)
Less amounts reclassified from accumulated other comprehensive income (loss)	34	(12)	—	22
Period change	(107)	12	28	(67)
Balance, end of period	$(119)	$(354)	$604	$131

	For the three months ended September 30, 2016
(In thousands)	Net unrealized gains on securities	Adjustments related to defined benefit plan	Net unrealized (losses) gains from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$156	$(414)	$(535)	$(793)
Other comprehensive income before reclassification	67	—	308	375
Less amounts reclassified from accumulated other comprehensive income (loss)	9	(12)	—	(3)
Period change	58	12	308	378
Balance, end of period	$214	$(402)	$(227)	$(415)

	For the nine months ended September 30, 2017
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(161)	$(391)	$712	$160
Other comprehensive income (loss) before reclassification	87	—	(108)	(21)
Less amounts reclassified from accumulated other comprehensive income (loss)	45	(37)	—	8
Period change	42	37	(108)	(29)
Balance, end of period	$(119)	$(354)	$604	$131

	For the nine months ended September 30, 2016
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized losses from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(2)	$(448)	$(17)	$(467)
Other comprehensive income (loss) before reclassification	339	—	(210)	129
Less amounts reclassified from accumulated other comprehensive income (loss)	123	(46)	—	77
Period change	216	46	(210)	52
Balance, end of period	$214	$(402)	$(227)	$(415)

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

As of September 30, 2017, the fair value of the Company's AFS securities portfolio was $52.8 million.  Approximately 63 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $33.5 million at September 30, 2017.  Approximately $32.8 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at September 30, 2017.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2017, as compared to the periods ended December 31, 2016 and September 30, 2016.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$5,736	$—	$5,736
State and political subdivisions	—	5,303	—	5,303
Residential mortgage-backed securities	—	33,481	—	33,481
Corporate and other securities	—	8,230	—	8,230
Total securities available for sale	$—	$52,750	$—	$52,750

Interest rate swap agreements	—	1,022	—	1,022
Total	$—	$1,022	$—	$1,022

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. Government sponsored entities	$—	$3,716	$—	$3,716
State and political subdivisions	—	5,502	—	5,502
Residential mortgage-backed securities	—	21,631	—	21,631
Corporate and other securities	—	9,719	—	9,719
Total securities available for sale	$—	$40,568	$—	$40,568

Interest rate swap agreements	—	1,204	—	1,204
Total	$—	$1,204	$—	$1,204

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2017, the valuation allowance for impaired loans was $289 thousand, an increase of $9 thousand from $280 thousand at December 31, 2016.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair value at September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$707	$707
Impaired collateral-dependent loans	—	—	318	318

	Fair value at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
OREO	$—	$—	$1,050	$1,050
Impaired collateral-dependent loans	—	—	1,767	1,767

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of September 30, 2017 and December 31, 2016 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit
At September 30, 2017, the Bank had standby letters of credit outstanding of $4.3 million, as compared to $4.1 million at December 31, 2016.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2017 and December 31, 2016:

		September 30, 2017		December 31, 2016
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$104,830	$104,830	$105,895	$105,895
Securities (1)	Level 2	72,105	72,275	61,547	61,536
SBA loans held for sale	Level 2	17,724	19,879	14,773	16,440
Loans, net of allowance for loan losses (2)	Level 2	1,062,036	1,063,330	946,062	944,772
FHLB stock	Level 2	7,328	7,328	6,037	6,037
Servicing assets	Level 3	1,888	1,888	2,086	2,086
Accrued interest receivable	Level 2	5,222	5,222	4,462	4,462
OREO	Level 3	707	707	1,050	1,050
Financial liabilities:
Deposits	Level 2	1,043,632	1,042,721	945,723	944,886
Borrowed funds and subordinated debentures	Level 2	162,310	161,664	131,310	130,319
Accrued interest payable	Level 2	400	400	430	430

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3 at December 31, 2016. There were no HTM corporate securities that are considered Level 3 at September 30, 2017.  At December 31, 2016, these securities had a book value of $3.8 million and a market value of $3.6 million.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $318 thousand and $1.8 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 7. Securities

This table provides the major components of AFS and HTM securities at amortized cost and estimated fair value at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,767	$3	$(34)	$5,736	$3,744	$2	$(30)	$3,716
State and political subdivisions	5,322	26	(45)	5,303	5,545	19	(62)	5,502
Residential mortgage-backed securities	33,435	252	(206)	33,481	21,547	339	(255)	21,631
Corporate and other securities	8,429	28	(227)	8,230	10,003	—	(284)	9,719
Total securities available for sale	$52,953	$309	$(512)	$52,750	$40,839	$360	$(631)	$40,568
Held to maturity:
U.S. Government sponsored entities	$3,270	$—	$(75)	$3,195	$3,530	$—	$(128)	$3,402
State and political subdivisions	1,759	153	—	1,912	2,306	181	(1)	2,486
Residential mortgage-backed securities	4,074	84	(17)	4,141	4,799	98	(25)	4,872
Commercial mortgage-backed securities	3,713	—	(111)	3,602	3,796	—	(148)	3,648
Corporate and other securities	6,539	136	—	6,675	6,548	12	—	6,560
Total securities held to maturity	$19,355	$373	$(203)	$19,525	$20,979	$291	$(302)	$20,968

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2017 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$5,736	1.81%	$—	—%	$—	—%	$5,736	1.81%
State and political subdivisions	2,157	2.95	369	2.40	400	2.45	2,377	2.96	5,303	2.76
Residential mortgage-backed securities	592	2.81	17,928	2.50	13,182	2.92	1,779	2.70	33,481	2.68
Corporate and other securities	—	—	—	—	5,160	3.33	3,070	4.14	8,230	3.63
Total securities available for sale	$2,749	2.92%	$24,033	2.33%	$18,742	3.02%	$7,226	3.31%	$52,750	2.74%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$3,270	1.97%	$—	—%	$3,270	1.97%
State and political subdivisions	808	3.58	493	5.07	—	—	458	5.84	1,759	4.59
Residential mortgage-backed securities	—	—	1,854	2.61	1,680	2.48	540	8.02	4,074	3.03
Commercial mortgage-backed securities	—	—	—	—	—	—	3,713	2.76	3,713	2.76
Corporate and other securities	—	—	4,528	5.72	—	—	2,011	8.79	6,539	6.66
Total securities held to maturity	$808	3.58%	$6,875	4.87%	$4,950	2.14%	$6,722	5.20%	$19,355	4.17%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	2	$3,980	$(34)	$—	$—	$3,980	$(34)
State and political subdivisions	1	1,890	(45)	—	—	1,890	(45)
Residential mortgage-backed securities	14	14,271	(80)	3,161	(126)	17,432	(206)
Corporate and other securities	6	2,085	(15)	2,774	(212)	4,859	(227)
Total temporarily impaired securities	23	$22,226	$(174)	$5,935	$(338)	$28,161	$(512)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$3,194	$(75)	$3,194	$(75)
Residential mortgage-backed securities	3	—	—	1,017	(17)	$1,017	(17)
Commercial mortgage-backed securities	2	1,981	(52)	1,621	(59)	3,602	(111)
Total temporarily impaired securities	7	$1,981	$(52)	$5,832	$(151)	$7,813	$(203)

	December 31, 2016
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$1,962	$(30)	$—	$—	$1,962	$(30)
State and political subdivisions	4	3,833	(62)	—	—	3,833	(62)
Residential mortgage-backed securities	13	7,813	(139)	2,983	(116)	10,796	(255)
Corporate and other securities	6	822	(67)	5,376	(217)	6,198	(284)
Total temporarily impaired securities	24	$14,430	$(298)	$8,359	$(333)	$22,789	$(631)
Held to maturity:
U.S. Government sponsored entities	2	$3,402	$(128)	$—	$—	$3,402	$(128)
State and political subdivisions	1	212	(1)	—	—	212	(1)
Residential mortgage-backed securities	2	776	(15)	441	(10)	1,217	(25)
Commercial mortgage-backed securities	2	3,648	(148)	—	—	3,648	(148)
Total temporarily impaired securities	7	$8,038	$(292)	$441	$(10)	$8,479	$(302)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2017.  There was no impairment on these securities at December 31, 2016.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2017 or December 31, 2016.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2017 or December 31, 2016.  The contractual terms do not allow the securities to be settled at a price less than the par value.  Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of September 30, 2017 or December 31, 2016.

Realized Gains and Losses

Gross realized gains on securities for the three and nine months ended September 30, 2017 and 2016 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Available for sale:
Realized gains	$15	$12	$89	$187
Realized losses	—	(1)	(58)	(1)
Total securities available for sale	15	11	31	186
Held to maturity:
Realized gains	38	—	38	—
Realized losses	—	—	—	—
Total securities held to maturity	38	—	38	—
Net gains on sales of securities	$53	$11	$69	$186

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There was a gross realized gain of $53 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2017, there was a gross realized gain of $127 thousand.

•
For the nine months ended September 30, 2017, the net gains are attributed to the sale of three residential mortgage-backed securities with a total book value of $1.2 million and resulting gains of $71 thousand, the sale of one taxable municipal security with a total book value of $529 thousand and resulting gains of $38 thousand, the call of four municipal tax-exempt securities with a total book value of $500 thousand and resulting gains of $15 thousand and the call of two asset-backed securities with a total book value of $3.5 million and resulting gains of $3 thousand, partially offset by the sale of two residential mortgage-backed securities with a book value of $1.6 million which resulted in a loss of $58 thousand.

There was a gross realized gain of $12 thousand for the three months ended September 30, 2016, and there was a gross realized gain of $187 thousand for the nine months ended September 30, 2016. The net realized gains during 2016 were a result of the following:

•
For the nine months ended September 30, 2016, the net gains are attributed to the sale of fifteen municipal securities with a total book value of $6.4 million and resulting gains of $112 thousand, the sale of two SBA securities with a book value of $2.5 million and resulting gains of $12 thousand, and the sale of one equity totaling $40 thousand in book value, resulting in pre-tax gains of approximately $63 thousand, partially offset by the sale of one SBA security with a book value of $753 thousand which resulted in a loss of $1 thousand.

Pledged Securities

Securities with a carrying value of $21.6 million and $17.7 million for September 30, 2017 and December 31, 2016, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
SBA loans held for investment	$44,001	$42,492
SBA 504 loans	22,239	26,344
Commercial loans
Commercial other	69,812	58,447
Commercial real estate	452,764	422,418
Commercial real estate construction	46,190	28,306
Residential mortgage loans	330,787	289,093
Consumer loans
Home equity	56,193	47,411
Consumer other	53,163	44,130
Total loans held for investment	$1,075,149	$958,641
SBA loans held for sale	17,724	14,773
Total loans	$1,092,873	$973,414

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

At September 30, 2017, the Company owned $166 thousand of residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to none owned at December 31, 2016.  Additionally, there were $4.5 million of residential consumer loans in the process of foreclosure at September 30, 2017, compared to $5.3 million at December 31, 2016.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2017:

	September 30, 2017
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$41,562	$758	$1,681	$44,001
SBA 504 loans	21,102	1,037	100	22,239
Commercial loans
Commercial other	69,288	499	25	69,812
Commercial real estate	447,902	3,212	1,650	452,764
Commercial real estate construction	45,440	750	—	46,190
Total commercial loans	562,630	4,461	1,675	568,766
Total SBA, SBA 504 and commercial loans	$625,294	$6,256	$3,456	$635,006

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$330,229	$558	$330,787
Consumer loans
Home equity		55,624	569	56,193
Consumer other		51,182	1,981	53,163
Total consumer loans		106,806	2,550	109,356
Total residential mortgage and consumer loans		$437,035	$3,108	$440,143

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,459	$613	$—	$566	$2,638	$41,363	$44,001
SBA 504 loans	—	—	—	—	—	22,239	22,239
Commercial loans
Commercial other	55	—	—	25	80	69,732	69,812
Commercial real estate	3,124	163	808	43	4,138	448,626	452,764
Commercial real estate construction	—	—	—	—	—	46,190	46,190
Residential mortgage loans	2,836	50	1,408	558	4,852	325,935	330,787
Consumer loans
Home equity	—	—	—	569	569	55,624	56,193
Consumer other	8	208	—	1,981	2,197	50,966	53,163
Total loans held for investment	$7,482	$1,034	$2,216	$3,742	$14,474	$1,060,675	$1,075,149
SBA loans held for sale	—	—	—	—	—	17,724	17,724
Total loans	$7,482	$1,034	$2,216	$3,742	$14,474	$1,078,399	$1,092,873

(1)	At September 30, 2017, nonaccrual loans included $27 thousand of loans guaranteed by the SBA.

	December 31, 2016
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$491	$397	$—	$1,168	$2,056	$40,436	$42,492
SBA 504 loans	—	—	—	513	513	25,831	26,344
Commercial loans
Commercial other	50	—	—	25	75	58,372	58,447
Commercial real estate	1,108	574	—	401	2,083	420,335	422,418
Commercial real estate construction	—	—	—	—	—	28,306	28,306
Residential mortgage loans	2,932	263	—	2,672	5,867	283,226	289,093
Consumer loans
Home equity	227	—	—	482	709	46,702	47,411
Consumer other	—	—	—	1,976	1,976	42,154	44,130
Total loans held for investment	$4,808	$1,234	$—	$7,237	$13,279	$945,362	$958,641
SBA loans held for sale	—	—	—	—	—	14,773	14,773
Total loans	$4,808	$1,234	$—	$7,237	$13,279	$960,135	$973,414

(1)	At December 31, 2016, nonaccrual loans included $153 thousand of TDRs and $60 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2017:

	September 30, 2017
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$244	$161	$—
Commercial loans
Commercial other	25	25	—
Commercial real estate	43	43	—
Total commercial loans	68	68	—
Total impaired loans with no related allowance	312	229	—

With an allowance:
SBA loans held for investment (1)	573	378	289
Total impaired loans with a related allowance	573	378	289

Total individually evaluated impaired loans:
SBA loans held for investment (1)	817	539	289
Commercial loans
Commercial other	25	25	—
Commercial real estate	43	43	—
Total commercial loans	68	68	—
Total individually evaluated impaired loans	$885	$607	$289

(1)	Balances are reduced by amount guaranteed by the SBA of $27 thousand at September 30, 2017.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2017 and 2016.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2017		2016
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$369	$29	$1,341	$2
SBA 504 loans	—	—	513	—
Commercial loans
Commercial other	25	—	1,217	—
Commercial real estate	271	—	731	21
Commercial real estate construction	—	—	306	—
Total	$665	$29	$4,108	$23

(1)	Balances are reduced by the average amount guaranteed by the SBA of $446 thousand and $257 thousand for the three months ended September 30, 2017 and 2016, respectively.

	For the nine months ended September 30,
	2017		2016
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$785	$45	$1,662	$3
SBA 504 loans	110	—	893	—
Commercial loans
Commercial other	25	—	736	38
Commercial real estate	775	22	1,352	52
Commercial real estate construction	—	—	294	—
Total	$1,695	$67	$4,937	$93

(1)	Balances are reduced by the average amount guaranteed by the SBA of $249 thousand and $246 thousand for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company had no TDRs.  TDRs of $153 thousand are included in the impaired loan numbers as of December 31, 2016.  The decrease was due to the removal of one loan.  At December 31, 2016, there were specific reserves of $34 thousand on the nonperforming TDR.  At December 31, 2016, the $153 thousand TDR was in nonaccrual status and none were in accrual status.

To date, the Company’s TDRs consisted of interest rate reductions and maturity extensions.  There has been no principal forgiveness.  There were no loans modified during the three or nine months ended September 30, 2017 and 2016 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or nine months ended September 30, 2017.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in methodologies for estimating allocated and general reserves in the portfolio.  There was no unallocated portion of the allowance during the nine months ended September 30, 2017, compared to $183 thousand at December 31, 2016.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and 2016:

	For the three months ended September 30, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,514	$494	$6,893	$2,816	$1,083	$—	$12,800
Charge-offs	(34)	—	(31)	(5)	(170)	—	(240)
Recoveries	36	2	13	—	2	—	53
Net recoveries (charge-offs)	2	2	(18)	(5)	(168)	—	(187)
Provision for loan losses charged to expense	108	(45)	128	83	226	—	500
Balance, end of period	$1,624	$451	$7,003	$2,894	$1,141	$—	$13,113

	For the three months ended September 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,630	$588	$6,566	$2,964	$861	$149	$12,758
Charge-offs	(140)	—	(376)	—	—	—	(516)
Recoveries	17	—	6	—	—	—	23
Net charge-offs	(123)	—	(370)	—	—	—	(493)
Provision for loan losses charged to expense	128	(21)	616	(448)	31	114	420
Balance, end of period	$1,635	$567	$6,812	$2,516	$892	$263	$12,685

The following tables detail the activity in the allowance for loan losses portfolio segment for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Charge-offs	(293)	—	(227)	(5)	(253)	—	(778)
Recoveries	76	2	69	12	3	—	162
Net (charge-offs) recoveries	(217)	2	(158)	7	(250)	—	(616)
Provision for loan losses charged to expense	265	(124)	432	294	466	(183)	1,150
Balance, end of period	$1,624	$451	$7,003	$2,894	$1,141	$—	$13,113

	For the nine months ended September 30, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$741	$6,309	$2,769	$817	$162	$12,759
Charge-offs	(369)	—	(756)	—	(28)	—	(1,153)
Recoveries	33	—	25	—	1	—	59
Net charge-offs	(336)	—	(731)	—	(27)	—	(1,094)
Provision for loan losses charged to expense	10	(174)	1,234	(253)	102	101	1,020
Balance, end of period	$1,635	$567	$6,812	$2,516	$892	$263	$12,685

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$289	$—	$—	$—	$—	$—	$289
Collectively evaluated for impairment	1,335	451	7,003	2,894	1,141	—	12,824
Total	$1,624	$451	$7,003	$2,894	$1,141	$—	$13,113
Loan ending balances:
Individually evaluated for impairment	$539	$—	$68	$—	$—	$—	$607
Collectively evaluated for impairment	43,462	22,239	568,698	330,787	109,356	—	1,074,542
Total	$44,001	$22,239	$568,766	$330,787	$109,356	$—	$1,075,149

	December 31, 2016
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$246	$—	$34	$—	$—	$—	$280
Collectively evaluated for impairment	1,330	573	6,695	2,593	925	183	12,299
Total	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Loan ending balances:
Individually evaluated for impairment	$1,108	$513	$426	$—	$—	$—	$2,047
Collectively evaluated for impairment	41,384	25,831	508,745	289,093	91,541	—	956,594
Total	$42,492	$26,344	$509,171	$289,093	$91,541	$—	$958,641

Changes in Methodology:
The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2017, a $263 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $181 thousand commitment reserve at December 31, 2016, due to a larger loan portfolio requiring a larger general reserve.

NOTE 10.  New Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 replaced almost all existing revenue recognition guidance in current U.S. GAAP. The Company’s main source of revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. As such, the Company does not expect the guidance to have a material impact on its financial statements.

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

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This eliminates the available for sale classification of accounting for equity securities and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price.  This update requires that equity securities be carried at fair value on the balance sheet and any periodic changes in value will be adjusted through the income statement.  A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Due to the Company’s proportionately small portfolio of equity securities classified as available-for-sale, the Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements. We have formed a committee to evaluate the fair value measurements of financial instruments for disclosure purposes.

ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 was issued in three parts: (a) Section A, “Leases: Amendments to the FASB Accounting Standards Codification®,” (b) Section B, “Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®,” and (c) Section C, “Background Information and Basis for Conclusions.” While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant.  The update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged as the majority of operating leases should remain classified as operating leases and the income from them recognized, generally, on a straight-line basis over the lease term. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC 2016-02 mandates a modified retrospective transition for all entities. The Company is currently evaluating the impact of the adoption of ASC 2016-02 on its consolidated financial statements. As of December 31, 2016, the Company had minimum noncancelable net operating lease payments of $1.0 million that are being evaluated. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance.

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

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2016.

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

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 was issued to enhance the accounting for the amortization of premiums for purchased callable debt securities. This amendment requires that the amortization premium be shortened to the earliest call date. For public business entities, ASU 2017-08 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements, but we will continue to monitor its impact as we move closer to implementation.

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to ease the burden associated with assessing hedge effectiveness and to promote better financial statement alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item. This guidance requires entities to present the earnings effect of the hedging instrument in the same income statement line item with the earnings effect on the hedged item. For public business entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2017-12 on its consolidated financial statements.

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

During the three and nine months ended September 30, 2017, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2017 and 2016, respectively is as follows:
໿

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages and years)	2017	2016	2017	2016
Notional amount	$60,000	$60,000	$60,000	$60,000
Weighted average pay rate	1.26%	1.26%	1.26%	1.47%
Weighted average receive rate	1.20%	0.65%	1.04%	0.58%
Weighted average maturity in years	3.11	4.11	3.49	4.32
Unrealized gain (loss) relating to interest rate swaps	$59	$503	$(182)	$(355)

At September 30, 2017, the unrealized gain relating to interest rate swaps was recorded as a derivative asset in Other Assets on our Consolidated Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

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

Earnings Summary

Net income totaled $3.8 million, or $0.35 per diluted share for the quarter ended September 30, 2017, compared to $3.0 million, or $0.32 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.17% and 13.00%, respectively, compared to 1.05% and 13.90% for the same period a year ago.

Third quarter highlights include:

•	Consumer, residential mortgage and commercial loans increased 19.5%, 14.4% and 11.7%, respectively, while total loans increased 12.3% since year end 2016.

•	Noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits rose 19.7%, 14.3% and 11.1%, respectively, while total deposits increased 10.4% since year-end 2016.

•	Core earnings growth with a 19.7% increase in net interest income compared to the prior year's quarter due to earning asset growth and improved margins.

•	Expansion of net interest margin to 3.88% this quarter compared to 3.63% in the prior year's quarter due to strong loan growth and the benefit of a rising rate environment.

•	Nonperforming loans fell 48.3% to $3.7 million.

For the nine months ended September 30, 2017, net income totaled $10.4 million, or $0.97 per diluted share, compared to $10.0 million, or $1.06 per diluted share, in the prior year's period. The decline in earnings per share reflects the increase in shares outstanding from our December 2016 capital offering. Return on average assets and average common equity for the nine month periods were 1.12% and 12.51%, respectively, compared to 1.20% and 16.09% for the same period a year ago.

During the first quarter of 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction.  This gain is included in noninterest income on the income statement. Net income, excluding the nonrecurring gain on the repurchased subordinated debentures, was $8.6 million, or $0.91 per diluted share, for the nine months ended September 30, 2016. Return on average assets and average common equity for the nine months ended September 30, 2016 would have been 1.03% and 13.73%, respectively, excluding this gain.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income per common share - Basic (1)	$0.36	$0.32	$0.99	$1.08
Net income per common share - Diluted (2)	$0.35	$0.32	$0.97	$1.06
Return on average assets	1.17%	1.05%	1.12%	1.20%
Return on average equity (3)	13.00%	13.90%	12.51%	16.09%
Efficiency ratio (4)	54.86%	58.11%	56.72%	55.39%

The Company’s quarterly performance ratios, excluding the gain on the subordinated debenture repurchase, may be found in the table below. The following table is reported in a format which is not in compliance with generally accepted accounting principles (“non-GAAP”) but is beneficial to the reader and provides better comparability of the Company’s performance over both periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income per common share - Basic (1)	$0.36	$0.32	$0.99	$0.92
Net income per common share - Diluted (2)	$0.35	$0.32	$0.97	$0.91
Return on average assets	1.17%	1.05%	1.12%	1.03%
Return on average equity (3)	13.00%	13.90%	12.51%	13.73%
Efficiency ratio (4)	54.86%	58.11%	56.72%	59.03%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.

(3)	Defined as net income divided by average shareholders' equity.

(4)	Defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended September 30, 2017, tax-equivalent net interest income amounted to $11.8 million, an increase of $1.9 million or 19.7 percent when compared to the same period in 2016.  The net interest margin increased 25 basis points to 3.88 percent for the quarter ended September 30, 2017, compared to 3.63 percent for the same period in 2016.  The net interest spread was 3.62 percent for the third quarter of 2017, a 21 basis point increase compared to the same period in 2016.

During the three months ended September 30, 2017, tax-equivalent interest income was $14.2 million, an increase of $2.1 million or 17.4 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans:

•
Of the $2.1 million net increase in interest income on a tax-equivalent basis, $1.6 million of the increase was due to increased average earning assets, and $480 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $125.9 million to $1.2 billion for the third quarter of 2017 compared to $1.1 billion for the same period in 2016.  This was due primarily to a $128.9 million increase in average loans, primarily commercial, residential mortgage and consumer loans, partially offset by a $6.0 million decrease in federal funds sold, interest-bearing deposits and repos.

•
The yield on total interest-earning assets increased 21 basis points to 4.66 percent for the three months ended September 30, 2017 when compared to the same period in 2016. The yield on the loan portfolio increased 8 basis points to 4.95 percent.

Total interest expense was $2.4 million for the three months ended September 30, 2017, an increase of $170 thousand or 7.7 percent compared to the same period in 2016.  This increase was driven by the increased volume and rates on savings deposits, partially offset by the decreased volume of time deposits compared to a year ago:

•
Of the $170 thousand increase in interest expense, $159 thousand was due to increased rates on savings deposits, $116 thousand from the increase in the volume of average savings deposits and $61 thousand due to increased rates on time deposits, partially offset by $158 thousand from the decrease in the volume of average time deposits and $54 thousand from reduced interest rates on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $906.1 million for the third quarter of 2017, an increase of $65.2 million or 7.8 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was primarily due to an increase in savings and interest-bearing demand deposits.

•
The average cost of total interest-bearing liabilities remained flat at 1.04 percent. While the cost of interest-bearing deposits increased 3 basis points to 0.87 percent for the third quarter of 2017, the cost of borrowed funds and subordinated debentures decreased 17 basis points to 2.09 percent due to the modification of borrowings with the FHLB over the past year and the use of derivative instruments to hedge interest risk. The increase in the cost of deposits was primarily driven by a promotional savings product.

During the nine months ended September 30, 2017, tax-equivalent net interest income amounted to $33.4 million, an increase of $5.2 million or 18.3 percent when compared to the same period in 2016. The net interest margin increased 21 basis points to 3.79 percent for the nine months ended September 30, 2017, compared to 3.58 percent for the same period in 2016. The net interest spread was 3.55 percent for the first nine months of 2017, a 20 basis point increase compared to the same period in 2016.

During the nine months ended September 30, 2017, tax-equivalent interest income was $40.3 million, an increase of $5.5 million or 15.8 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans:

•
Of the $5.5 million increase in interest income on a tax-equivalent basis, $4.3 million of the increase was due to increased average earning assets, primarily loans and $1.3 million was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $121.5 million to $1.2 billion for the first nine months of 2017 compared to $1.1 billion for the same period in 2016. This was due primarily to a $115.8 million increase in average loans, primarily commercial, residential mortgage and consumer loans.

•
The yield on total interest-earning assets increased 18 basis points to 4.58 percent for the nine months ended September 30, 2017 when compared to the same period in 2016 due to the yield on the securities portfolio increasing 35 basis points to 3.19 percent and the yield on the loan portfolio increasing 7 basis points to 4.92 percent.

Total interest expense was $6.9 million for the nine months ended September 30, 2017, an increase of $367 thousand or 5.6 percent compared to the same period in 2016. This increase was driven by the increase in average savings deposits and increased rates on savings and time deposits compared to a year ago:

•
Of the $367 thousand increase in interest expense, $457 thousand was due to increased rates on savings deposits, $331 thousand from the increase in the volume of average savings deposits, $249 thousand from the increase in the volume of average borrowed funds and subordinated debentures and $176 thousand from the increased rate on time deposits, partially offset by $559 thousand from the decrease in the volume of average time deposits and $379 thousand from reduced rates on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $896.2 million for the nine months ended September 30, 2017, an increase of $65.9 million or 7.9 percent, compared to the prior year's period. The increase in interest-bearing liabilities was a result of an increase in average savings and interest-bearing demand deposits and borrowed funds and subordinated debentures, partially offset by a decrease in average time deposits.

•
The average cost of total interest-bearing liabilities decreased slightly to 1.03 percent for the nine months ended September 30, 2017. The cost of interest-bearing deposits increased 3 basis points to 0.85 percent for the nine months ended September 30, 2017 and the cost of borrowed funds and subordinated debentures decreased 42 basis ponts to 2.13 percent.

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

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$64,579	$262	1.61%	$70,628	$50	0.28%
FHLB stock	5,697	85	5.92	5,728	67	4.65
Securities:
Taxable	67,178	512	3.02	63,871	456	2.84
Tax-exempt	6,234	60	3.82	6,478	66	4.05
Total securities (A)	73,412	572	3.09	70,349	522	2.95
Loans:
SBA loans	60,221	1,042	6.86	57,122	822	5.72
SBA 504 loans	22,596	287	5.04	26,562	321	4.81
Commercial loans	553,443	6,924	4.96	490,776	6,138	4.98
Residential mortgage loans	322,172	3,636	4.48	276,413	3,138	4.52
Consumer loans	106,976	1,407	5.22	85,632	1,046	4.86
Total loans (B)	1,065,408	13,296	4.95	936,505	11,465	4.87
Total interest-earning assets	$1,209,096	$14,215	4.66%	$1,083,210	$12,104	4.45%

Noninterest-earning assets:
Cash and due from banks	23,407			19,831
Allowance for loan losses	(13,053)			(12,769)
Other assets	57,179			52,000
Total noninterest-earning assets	67,533			59,062
Total assets	$1,276,629			$1,142,272

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$160,184	$168	0.42%	$129,310	$129	0.40%
Total savings deposits	406,064	733	0.72	331,588	458	0.55
Total time deposits	215,501	823	1.52	256,884	920	1.42
Total interest-bearing deposits	781,749	1,724	0.87	717,782	1,507	0.84
Borrowed funds and subordinated debentures	124,369	654	2.09	123,136	701	2.26
Total interest-bearing liabilities	$906,118	$2,378	1.04%	$840,918	$2,208	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	248,259			197,937
Other liabilities	7,598			16,990
Total noninterest-bearing liabilities	255,857			214,927
Total shareholders' equity	114,654			86,427
Total liabilities and shareholders' equity	$1,276,629			$1,142,272

Net interest spread		$11,837	3.62%		$9,896	3.41%
Tax-equivalent basis adjustment		(20)			(23)
Net interest income		$11,817			$9,873
Net interest margin			3.88%			3.63%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 35 percent, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$73,011	$595	1.09%	$70,654	$135	0.26%
FHLB stock	5,795	252	5.81	5,063	173	4.56
Securities:
Taxable	66,155	1,543	3.12	61,869	1,246	2.69
Tax-exempt	6,479	192	3.96	8,062	241	3.99
Total securities (A)	72,634	1,735	3.19	69,931	1,487	2.84
Loans:
SBA loans	57,951	2,781	6.42	55,932	2,331	5.57
SBA 504 loans	24,198	896	4.95	27,685	1,050	5.07
Commercial loans	533,033	19,666	4.93	476,477	17,676	4.96
Residential mortgage loans	310,460	10,603	4.57	268,436	9,017	4.49
Consumer loans	100,740	3,806	5.05	82,098	2,956	4.81
Total loans (B)	1,026,382	37,752	4.92	910,628	33,030	4.85
Total interest-earning assets	$1,177,822	$40,334	4.58%	$1,056,276	$34,825	4.40%

Noninterest-earning assets:
Cash and due from banks	23,346			24,261
Allowance for loan losses	(12,919)			(12,848)
Other assets	56,018			48,922
Total noninterest-earning assets	66,445			60,335
Total assets	$1,244,267			$1,116,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$156,853	$482	0.41%	$129,968	$390	0.40%
Total savings deposits	394,206	1,994	0.68	317,441	1,206	0.51
Total time deposits	219,790	2,441	1.48	271,511	2,824	1.39
Total interest-bearing deposits	770,849	4,917	0.85	718,920	4,420	0.82
Borrowed funds and subordinated debentures	125,304	1,992	2.13	111,298	2,122	2.55
Total interest-bearing liabilities	$896,153	$6,909	1.03%	$830,218	$6,542	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	229,978			193,288
Other liabilities	7,050			9,656
Total noninterest-bearing liabilities	237,028			202,944
Total shareholders' equity	111,086			83,449
Total liabilities and shareholders' equity	$1,244,267			$1,116,611

Net interest spread		$33,425	3.55%		$28,283	3.35%
Tax-equivalent basis adjustment		(65)			(81)
Net interest income		$33,360			$28,202
Net interest margin			3.79%			3.58%

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
໿

	For the three months ended September 30, 2017 versus September 30, 2016			For the nine months ended September 30, 2017 versus September 30, 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$(4)	$216	$212	$5	$455	$460
FHLB stock	—	18	18	27	52	79
Securities	23	27	50	43	205	248
Loans	1,612	219	1,831	4,175	547	4,722
Total interest income	$1,631	$480	$2,111	$4,250	$1,259	$5,509
Interest expense:
Demand deposits	$32	$7	$39	$82	$10	$92
Savings deposits	116	159	275	331	457	788
Time deposits	(158)	61	(97)	(559)	176	(383)
Total interest-bearing deposits	(10)	227	217	(146)	643	497
Borrowed funds and subordinated debentures	7	(54)	(47)	249	(379)	(130)
Total interest expense	(3)	173	170	103	264	367
Net interest income - fully tax-equivalent	$1,634	$307	$1,941	$4,147	$995	$5,142
Decrease in tax-equivalent adjustment			3			16
Net interest income			$1,944			$5,158

Provision for Loan Losses

Provision for loan losses totaled $500 thousand for the three months ended September 30, 2017, compared to $420 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses totaled $1.2 million, compared to $1.0 million for the same period in 2016. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Branch fee income	$355	$321	$1,029	$940
Service and loan fee income	448	274	1,472	796
Gain on sale of SBA loans held for sale, net	385	639	1,348	1,584
Gain on sale of mortgage loans, net	392	609	1,188	1,917
BOLI income	111	97	289	283
Net security gains	53	11	69	186
Net gain on subordinated debenture	—	—	—	2,264
Other income	264	222	838	716
Total noninterest income	$2,008	$2,173	$6,233	$8,686

For the three months ended September 30, 2017, noninterest income decreased $165 thousand to $2.0 million, compared to the same period last year. Quarterly noninterest income decreased due to lower volumes of sales of mortgages and SBA loans. Year-to-date, noninterest income decreased $2.5 million to $6.2 million due to a nonrecurring gain on the repurchase of subordinated debentures. The Company repurchased $5.0 million of its outstanding debentures on February 26, 2016. The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a pre-tax gain of $2.3 million on the transaction. Excluding the nonrecurring gain, noninterest income increased $189 thousand to $6.2 million for the nine month period.

Changes in our noninterest income for the three and nine months ended September 30, 2017 vs. 2016 reflect:

•	Branch fee income increased in the quarterly and year-to-date periods due to higher levels of overdraft fees.

•	Service and loan fee income increased in the quarterly and year-to-date periods due to higher loan processing fees, prepayment and payoff fees.

•
SBA loans sales during the third quarter of 2017 totaled $4.3 million with a net gain of $385 thousand. During the prior year's quarter, SBA loan sales totaled $7.8 million with a net gain of $639 thousand. Year-to-date, SBA loan sales totaled $15.7 million in 2017 and $18.4 million in 2016 with net gains on sale of $1.3 million and $1.6 million, respectively.

•
During the quarter, $23.8 million in residential mortgage loans were sold at a gain of $392 thousand, compared to $25.6 million in loans sold at a gain of $609 thousand during the prior year's quarter. Year-to-date, $66.2 million in residential mortgage loans were sold at a gain of $1.2 million compared to $76.7 million in loans sold at a gain of $1.9 million during the prior year's period. The decline in sales was the result of management electing to hold more residential mortgages in portfolio for long term investment.

•	Security gains totaled $53 thousand and $11 thousand for the quarters ended September 30, 2017 and 2016, respectively. Year-to-date, security gains were $69 thousand and $186 thousand, respectively.

•	Other income increased in the quarterly and year-to-date periods primarily due to increased service charges on visa check cards and rental income.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Compensation and benefits	$4,268	$3,872	$12,662	$11,130
Occupancy	600	611	1,791	1,742
Processing and communications	656	693	1,892	1,980
Furniture and equipment	513	432	1,537	1,247
Professional services	247	216	724	710
Loan collection & OREO expenses	114	95	493	268
Other loan expenses	47	19	149	120
Deposit insurance	156	168	376	494
Advertising	299	304	859	848
Director fees	150	141	496	415
Other expenses	504	442	1,439	1,374
Total noninterest expense	$7,554	$6,993	$22,418	$20,328

Noninterest expense increased $561 thousand to $7.6 million for the three months ended September 30, 2017, while year-to-date expense increased $2.1 million to $22.4 million. The majority of the increase in each period was due to higher compensation and employee benefit expenses.
Changes in noninterest expense for the three and nine months ended September 30, 2017 versus 2016 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $396 thousand and $1.5 million for the three and nine months ended September 30, 2017, versus 2016 respectively. Expenses have increased in both periods as we expand our branch network, lending and support staff. This additional headcount has resulted in higher salary and benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

•
Occupancy expense decreased $11 thousand for the three months ended September 30, 2017, primarily due to the reduction of electricity and repair/maintenance expenses. For the nine months ended September 30, 2017, occupancy expenses increased $49 thousand primarily due to the addition of branches in Emerson and Somerville, New Jersey.

•
Processing and communications expenses decreased $37 thousand and $88 thousand for the three and nine months ended September 30, 2017, versus 2016 respectively, primarily due to decreases in telephone expenses.

•
Furniture and equipment expense increased $81 thousand and $290 thousand for the three and nine months ended September 30, 2017, versus 2016 respectively, primarily due to investment in our technology infrastructure through network and software upgrades that will improve our efficiency and keep our data secure.

•
Professional service fees increased $31 thousand for the three months ended September 30, 2017, primarily due to higher consulting and legal expenses, while year-to-date expenses increased $14 thousand due to higher consulting and internal audit expenses.

•
Loan collection & OREO expenses increased $19 thousand and $225 thousand for the three and nine months ended September 30, 2017 versus 2016 respectively, as the result of a $253 thousand loss on the sale of an OREO property in the first quarter of 2017 and $151 thousand in valuation adjustments on two OREO properties.

•
Other loan expense increased $28 thousand and $29 thousand for the three and nine months ended September 30, 2017, versus 2016 respectively, primarily due to an increase in loan appraisal expenses, partially offset by decreases in site visits/inspections and tax service fees.

•
Deposit insurance expense decreased $12 thousand and $118 thousand for the three and nine months ended September 30, 2017 as a result of a drop in our assessment rate due to the capital raise in December 2016.

•
Advertising expenses decreased $5 thousand for the three months ended September 30, 2017 versus 2016. For the nine months ended September 30, 2017, advertising expenses increased $11 thousand due to increased marketing and community relationship expenses.

•	Director fees increased $9 thousand and $81 thousand for the three and nine months ended September 30, 2017, versus 2016 respectively.

•
Other expenses increased $62 thousand and $65 thousand for the three and nine months ended September 30, 2017, versus 2016 respectively, primarily due to an increase in the provision for commitments and increased regulatory expenses.

Income Tax Expense

For the quarter ended September 30, 2017, the Company reported income tax expense of $2.0 million for an effective tax rate of 34.9 percent, compared to an income tax expense of $1.6 million and an effective tax rate of 34.8 percent for the prior year’s quarter. For the nine months ended September 30, 2017 the Company reported income tax expense of $5.6 million for an effective tax rate of 35.1 percent, compared to an income expense of $5.5 million and an effective tax rate of 35.3 percent for the nine months ended September 30, 2016.

Financial Condition at September 30, 2017

Total assets increased $139.9 million or 11.8 percent, to $1.3 billion at September 30, 2017, when compared to year end 2016.  This increase was primarily due to an increase of $118.9 million in net loans and $10.6 million in securities, partially offset by a decrease of $1.1 million in cash and cash equivalents.

Total deposits increased $97.9 million, due to increases of $42.6 million in noninterest-bearing demand deposits, $40.4 million in savings deposits and $20.9 million in interest-bearing demand deposits, partially offset by a decrease of $5.9 million in time deposits. Borrowed funds increased $31.0 million due to increased overnight borrowings.

Total shareholders’ equity increased $9.5 million over year end 2016, primarily due to earnings offset by dividends paid during the nine months ended September 30, 2017.  These fluctuations are discussed in further detail in the paragraphs that follows.

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

AFS securities totaled $52.8 million at September 30, 2017, an increase of $12.2 million or 30.0 percent, compared to $40.6 million at December 31, 2016.  This net increase was the result of:

•
$25.9 million from the purchase of seven collateralized mortgage obligations, two mortgage back securities, two corporate bonds, one agency note, one municipal security, and seven equities or community bank holdings,

•
$68 thousand of appreciation in the market value of the portfolio. At September 30, 2017, the portfolio had a net unrealized loss of $203 thousand compared to a net unrealized loss of $271 thousand at December 31, 2016. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, partially offset by

•	$10.9 million in principal payments and maturities,

•	$2.8 million in sales net of realized gains, which consisted of mortgage backed, collateralized mortgage obligations and asset-backed securities, and

•	$170 thousand in net amortization of premiums.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 5.6 years and 5.5 years at September 30, 2017 and December 31, 2016, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $19.4 million at September 30, 2017, a decrease of $1.6 million or 7.7 percent, from year end 2016.  This decrease was the result of:

•	$1.3 million in principal payments and maturities,

•	$491 thousand in sales net of realized gains, which consisted of a taxable municipal security, and

•	$46 thousand in net amortization of premiums, partially offset by

•	$163 thousand from the purchase of a taxable municipal security.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.3 years and 6.9 years at September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017 and December 31, 2016, the fair value of HTM securities was $19.5 million and $21.0 million, respectively.

The average balance of taxable securities amounted to $66.2 million for the nine months ended September 30, 2017, compared to $61.9 million for the same period in 2016.  The average yield earned on taxable securities increased 43 basis points, to 3.12 percent for the nine months ended September 30, 2017, from 2.69 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $6.5 million for the nine months ended September 30, 2017, compared to $8.1 million for the same period in 2016.  The average yield earned on tax-exempt securities decreased 3 basis points, to 3.96 percent for the nine months ended September 30, 2017, from 3.99 percent for the same period in 2016.

Securities with a carrying value of $21.6 million and $17.7 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 87 percent of the total investment portfolio had a fixed rate of interest at September 30, 2017.

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

Total loans increased $119.5 million or 12.3 percent to $1.1 billion at September 30, 2017, compared to $973.4 million at year end 2016.  Commercial, residential mortgage, consumer, and SBA loans increased $59.6 million, $41.7 million, $17.8 million, and $4.5 million respectively, partially offset by a decrease of $4.1 million in SBA 504 loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$44,001	4.0%	$42,492	4.4%
SBA 504 loans	22,239	2.0	26,344	2.7
Commercial loans	568,766	52.1	509,171	52.3
Residential mortgage loans	330,787	30.3	289,093	29.7
Consumer loans	109,356	10.0	91,541	9.4
Total loans held for investment	1,075,149	98.4	958,641	98.5
SBA loans held for sale	17,724	1.6	14,773	1.5
Total loans	$1,092,873	100.0%	$973,414	100.0%

Average loans increased $115.8 million or 12.7 percent to $1.0 billion for the nine months ended September 30, 2017 from $910.6 million for the same period in 2016.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio increased 7 basis points to 4.92 percent for the nine months ended September 30, 2017 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $17.7 million at September 30, 2017, an increase of $2.9 million from $14.8 million at December 31, 2016.   SBA 7(a) loans held to maturity amounted to $44.0 million at September 30, 2017, an increase of $1.5 million from $42.5 million at December 31, 2016.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.42 percent for the nine months ended September 30, 2017, compared to 5.57 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $100.3 million and $92.6 million in SBA loans were sold but serviced by the Company at September 30, 2017 and December 31, 2016, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At September 30, 2017, SBA 504 loans totaled $22.2 million, a decrease of $4.1 million from $26.3 million at December 31, 2016.  The yield on SBA 504 loans decreased 12 basis points to 4.95 percent for the nine months ended September 30, 2017, from 5.07 percent for the same period in 2016.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $568.8 million at September 30, 2017, an increase of $59.6 million from year end 2016.  The yield on commercial loans was 4.93 percent for the nine months ended September 30, 2017, compared to 4.96 percent for the same period in 2016.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $330.8 million at September 30, 2017, an increase of $41.7 million from year end 2016.  Sales of mortgage loans totaled $66.2 million for the nine months ended September 30, 2017.  Approximately $3.4 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.57 percent for the nine months ended September 30, 2017, compared to 4.49 percent for the same period in 2016.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $109.4 million, an increase of $17.8 million from year end 2016 primarily related to consumer construction loans.  The yield on consumer loans was 5.05 percent for the nine months ended September 30, 2017, compared to 4.81 percent for the same period in 2016.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2017, approximately 95 percent of the Company's loan portfolio was secured by real estate, compared to approximately 96 percent at December 31, 2016.

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

At September 30, 2017, the Company had no loans that were classified as TDRs and deemed impaired, compared to one such loan totaling $153 thousand at December 31, 2016.  At December 31, 2016, the TDR was a nonperforming SBA held for investment loan which was previously modified back to original terms.  Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2017	December 31, 2016	September 30, 2016
Nonperforming by category:
SBA loans held for investment (1)	$566	$1,168	$1,967
SBA 504 loans	—	513	513
Commercial loans	68	426	960
Residential mortgage loans	558	2,672	2,598
Consumer loans	2,550	2,458	489
Total nonperforming loans (2)	$3,742	$7,237	$6,527
OREO	707	1,050	1,703
Total nonperforming assets	$4,449	$8,287	$8,230
Past due 90 days or more and still accruing interest:
Commercial loans	$808	$—	$—
Residential mortgage loans	1,408	—	—
Total past due 90 days or more and still accruing interest	$2,216	$—	$—
Nonperforming loans to total loans	0.34%	0.74%	0.69%
Nonperforming loans and TDRs to total loans (3)	0.34	0.74	0.76
Nonperforming assets to total loans and OREO	0.41	0.85	0.86
Nonperforming assets to total assets	0.33	0.70	0.71
(1) Guaranteed SBA loans included above	$27	$60	$624
(2) Nonperforming TDRs included above	—	153	154
(3) Performing TDRs	—	—	666

Nonperforming loans were $3.7 million at September 30, 2017, a $3.5 million decrease from $7.2 million at year end 2016 and a $2.8 million decrease from $6.5 million at September 30, 2016.  Since year end 2016, nonperforming loans in the residential, SBA, SBA 504 and commercial loan segments decreased, partially offset by an increase in the consumer loan segment. Included in nonperforming loans at September 30, 2017 are approximately $27 thousand of loans guaranteed by the SBA, compared to $60 thousand at December 31, 2016 and $624 thousand at September 30, 2016.  In addition, there were $2.2 million of loans past due 90 days or more and still accruing interest at September 30, 2017, compared to none at December 31, 2016 and September 30, 2016, respectively.

OREO properties totaled $707 thousand at September 30, 2017, a decrease of $343 thousand from $1.1 million at year end 2016 and an $1.0 million decrease from $1.7 million at September 30, 2016.  During the nine months ended September 30, 2017, the Company took title to three new properties valued at $872 thousand that resulted in a charge to the allowance of $97 thousand.  Five OREO properties were sold, resulting in net loss on sale of $253 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.0 million at September 30, 2017, an increase of $2.8 million from $1.1 million at December 31, 2016. The increase is due to the addition of eight loans totaling $4.0 million, offset by the deletion of seven loans totaling $844 thousand, as well as the payoff of two loans totaling $107 thousand.

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

The allowance for loan losses totaled $13.1 million at September 30, 2017 compared to $12.6 million and $12.7 million at December 31, 2016 and September 30, 2016, respectively, with resulting allowance to total loan ratios of 1.20 percent, 1.29 percent, and 1.34 percent, respectively.  Net charge-offs amounted to $616 thousand for the nine months ended September 30, 2017, compared to $1.1 million for the same period in 2016. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2017	2016	2017	2016
Balance, beginning of period	$12,800	$12,758	$12,579	$12,759
Provision for loan losses charged to expense	500	420	1,150	1,020
Less: Chargeoffs
SBA loans held for investment	34	140	293	369
Commercial loans	31	376	227	756
Residential mortgage loans	5	—	5	—
Consumer loans	170	—	253	28
Total chargeoffs	240	516	778	1,153
Add: Recoveries
SBA loans held for investment	36	17	76	33
SBA 504 loans	2	—	2	—
Commercial loans	13	6	69	25
Residential mortgage loans	—	—	12	—
Consumer loans	2	—	3	1
Total recoveries	53	23	162	59
Net chargeoffs	187	493	616	1,094
Balance, end of period	$13,113	$12,685	$13,113	$12,685
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	(0.01)%	0.86%	0.50%	0.80%
SBA 504 loans	(0.04)	—	(0.01)	—
Commercial loans	0.01	0.30	0.04	0.20
Residential mortgage loans	0.01	—	—	—
Consumer loans	0.62	—	0.33	0.04
Total loans	0.07	0.21	0.08	0.16
Allowance to total loans	1.20	1.34	1.20	1.34
Allowance to nonperforming loans	350.43%	194.35%	350.43%	194.35%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2017, a $263 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $181 thousand commitment reserve at December 31, 2016.

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

Total deposits increased $97.9 million to $1.0 billion at September 30, 2017, from $945.7 million at December 31, 2016.  This increase in deposits was due to increases of $42.6 million in noninterest-bearing demand deposits, $40.4 million in savings deposits and $20.9 million in interest bearing demand deposits, partially offset by a decrease of $5.9 million in time deposits.
The increase in savings deposits was primarily due to new savings promotions. The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships.

The Company’s deposit composition at September 30, 2017, consisted of 38.7 percent savings deposits, 24.8 percent noninterest-bearing demand deposits, 20.5 percent time deposits and 16.0 percent interest bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $162.3 million and $131.3 million at September 30, 2017 and December 31, 2016, respectively, and are broken down in the following table:

(In thousands)	September 30, 2017	December 31, 2016
FHLB borrowings:
Fixed rate advances	$40,000	$50,000
Adjustable rate advances	50,000	50,000
Overnight advances	47,000	6,000
Other repurchase agreements	15,000	15,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$162,310	$131,310

The $31.0 million increase in total borrowed funds and subordinated debentures was due to a $41.0 million increase in FHLB overnight borrowing advances, partially offset by a $10.0 million decrease in FHLB fixed rate advances, while subordinate debentures remained flat. The following transactions impacted borrowed funds and subordinated debentures.

•	The $47.0 million FHLB overnight line of credit advance issued on September 29, 2017 was at a rate of 1.29% and was repaid on October 2, 2017.

•
The Bank had a $10.0 million ARC FHLB borrowing with a rate of 0.943% that matured on August 16, 2017. This $10.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR plus 0.07%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.173%.

•	The Bank had a $10.0 million FHLB borrowing with a rate of 4.234% that matured on August 10, 2017.

•
The Bank had a $20.0 million ARC FHLB borrowing with a rate of 0.958% that matured on July 5, 2017. This $20.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR plus 0.11%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.158%.

•
The Bank had a $20.0 million ARC FHLB borrowing with a rate of 1.660% that matured on June 7, 2017. This $20.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR plus 0.15%. A SWAP instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.880%.

In September 2017, the FHLB issued a $15.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary.  The letter of credit took the place of securities previously pledged to the state as collateral for the Bank’s municipal deposits.

At September 30, 2017, the Company had $217.9 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2017, is a decline of 0.57 percent in a rising-rate environment and a decrease of 0.63 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2017 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2016, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.23 percent in a rising-rate environment and a decrease of 0.91 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2017, the balance of cash and cash equivalents was $104.8 million, a decrease of $1.1 million from December 31, 2016.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $12.7 million and $5.3 million in net cash for the nine months ended September 30, 2017 and 2016, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $141.3 million and $66.8 million in net cash for the nine months ended September 30, 2017 and 2016, respectively.  Cash was primarily used to fund new loans, purchase securities available for sale and FHLB stock, and was partially offset by proceeds from maturities and principal payments on and sales of securities available for sale.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $52.5 million and $40.6 million at September 30, 2017 and December 31, 2016, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $9.9 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $17.7 million and $14.8 million at September 30, 2017 and December 31, 2016, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $263.5 million to its borrowers as of September 30, 2017, compared to $181.1 million at December 31, 2016.  At September 30, 2017, $153.7 million of these commitments expire within one year, compared to $86.4 million at December 31, 2016.  The Company had $4.3 million in standby letters of credit at September 30, 2017, compared to $4.1 million December 31, 2016, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $127.5 million in net cash for the nine months ended September 30, 2017, compared to $58.0 million for the same period in the prior year, primarily due to an increase in the Company's deposits and proceeds from new borrowings partially offset by repayments of borrowings and subordinated debentures.

•
Deposits.  As of September 30, 2017, deposits included $96.5 million of Government deposits, as compared to $87.0 million at year end 2016.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $91.5 million of deposits from thirteen municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $137.0 million and $106.0 million as of September 30, 2017 and December 31, 2016, respectively.  Third party repurchase agreements totaled $15.0 million as of both September 30, 2017 and December 31, 2016.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2017, pledging provided an additional $217.9 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At September 30, 2017, the Parent Company had $1.5 million in cash and cash equivalents and $277 thousand in investment securities valued at fair market value, compared to $1.6 million in cash and cash equivalents and $1 thousand in investment securities at December 31, 2016.

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

The following table summarizes the Company's and the Bank's regulatory capital ratios at September 30, 2017 and December 31, 2016, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized." The Company's capital amounts and ratios reflect the capital decreases described above.

	At September 30, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.70%	9.38%	4.000%		4.00%		5.00%
CET1	11.27%	11.86%	5.750%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.26%	11.86%	7.250%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.30%	12.95%	9.250%	(1)	10.50%	(2)	10.00%

(1) Includes 1.25% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

The Bank’s capital amounts and ratios are presented in the following table:

	At December 31, 2016		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2016		January 1, 2019		Bank
Leverage ratio	9.73%	9.50%	4.000%		4.00%		5.00%
CET1	11.49%	12.23%	5.125%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	12.58%	12.23%	6.625%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	13.84%	13.48%	8.625%	(3)	10.50%	(4)	10.00%

(3) Includes 0.625% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

Shareholders’ Equity

Shareholders’ equity increased $9.5 million to $115.8 million at September 30, 2017 compared to $106.3 million at December 31, 2016, primarily due to net income of $10.4 million. Other items impacting shareholders’ equity included $925 thousand from the issuance of common stock under employee benefit plans, $29 thousand in accumulated other comprehensive loss and the payment of $1.8 million in common stock dividends.  The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan
On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the nine months ended September 30, 2017 or 2016.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2017, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of September 30, 2017 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2016.

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

UNITY BANCORP, INC.

Dated:	November 8, 2017	/s/ Alan J. Bedner, Jr.
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