Form 10-K
period 2017-12-31
UNITY BANCORP INC /NJ/
filed 2018-03-02
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                      Accelerated filer ☒
Non-accelerated filer  ☐                                                       Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐   No ☒

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $131,174,960 and 7,626,451 shares of the Common Stock were outstanding to non-affiliates.  As of February 23, 2018, 10,677,229 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

•	Portions of Unity Bancorp’s Annual Report to Shareholders for the fiscal year ended December 31, 2017 are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

•
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business:

a)General

Unity Bancorp, Inc., (the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company has also elected to become a financial holding company. The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The primary activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust II.  The trust has issued $10.3 million of preferred securities to investors. The Company serves as a holding company for its wholly-owned subsidiary, Unity Risk Management, Inc. Unity Risk Management, Inc. is the Bank's captive insurance company that insures risks to the bank not provided by the traditional commercial insurance market.

The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991 and opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and sixteen additional New Jersey branches located in Edison, Emerson, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, Somerset, Somerville, South Plainfield, Ramsey, Union, Washington and Whitehouse.  In addition, the Bank has one Pennsylvania branch located in Forks Township.  The Bank also operates a loan production office in Bergen County, New Jersey. The Bank's primary service area encompasses the Route 22/Route 78 corridors between the Forks Township, Pennsylvania office and its Linden, New Jersey branch.

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

Service Areas

The Company's primary service area is defined as the neighborhoods served by the Bank's offices.  The Bank's main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank's North Plainfield, Somerset and Somerville offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank's Scotch Plains, Linden, and Union offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company's service area into Middlesex County.  The Bank’s Phillipsburg and Washington offices serve Warren County.  The Bank's Emerson and Ramsey offices serve Bergen County. The Bank’s Forks Township office serves Northampton County, Pennsylvania.

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

Employees

At December 31, 2017, the Company employed 189 full-time and 19 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

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

The BHCA was substantially amended through the Modernization Act.  The Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities.  In addition, bank holding companies, which elect to become financial holding companies, may engage in certain banking and non-banking activities without prior FRB approval.  Finally, the Modernization Act imposes certain privacy requirements on all financial institutions and their treatment of consumer information.  The Company has elected to become a financial holding company. See "Financial Holding Company Status" below.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) Deposit Insurance Fund in the event the depository institution becomes in danger of default.  Under regulations of the FRB, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The New Rules also revised the regulations implementing these provisions of FDICIA, to change the capital levels applicable to each designation. Under the New Rules, an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 6.5 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 4.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 4.5 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a Tier 1 leverage ratio of less than 4.0 percent, or (iv) has a common equity Tier 1 capital ratio of less than 4.5 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent, or (iv) has a common equity Tier 1 capital ratio of less 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

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

•
provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the Deposit Insurance Fund ("DIF") from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

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

Financial Holding Company Status
The Company has elected to become a financial holding company. Financial holding companies may engage in a broader scope of activities than a bank holding company. In addition, financial holding companies may undertake certain activities without prior FRB approval.

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

•securities underwriting, dealing and market making;
•sponsoring, mutual funds and investment companies;
•insurance underwriting and insurance agency activities;
•merchant banking; and

•	activities that the FRB determines to be financial in nature or incidental to a financial activity or which is complementary to a financial activity and does not pose a safety and soundness risk.

A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows, among other things, that the activity does not pose a substantial risk to the safety and soundness of its insured depository institutions or the financial system.

A financial holding company generally may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB's merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company's controlled depository institutions.

If any subsidiary bank of a financial holding company ceases to be "well-capitalized" or "well-managed" and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to "satisfactory" or better.

b)Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2017 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Exhibit 13 Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Income	26
B. Average Balance Sheets	29
C. Rate/Volume Analysis	31

II. Investment Portfolio
A. Book value of investment securities	67
B. Investment securities by range of maturity with corresponding average yields	67
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	34
B. Maturities and sensitivities of loans to changes in interest rates	36
C. Risk elements
1) Nonaccrual, past due and restructured loans	38
2) Potential problem loans	38
3) Foreign outstandings	N/A
4) Loan concentrations	35
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	39
B. Allocation of the allowance for loan losses	40

V. Deposits
A. Average amount and average rate paid on major categories of deposits	29
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	81
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	26

VII. Short-term Borrowings
A. Amounts outstanding	82
B. Maximum amount of borrowings in each category outstanding at any month-end	82
C. Average amount outstanding	82

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2017, approximately 96 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions and any future elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2017, the Company’s allowance for loan losses was $13.6 million, or 1.16 percent of our total loan portfolio and 452.77 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

Net interest income, the difference between interest earned on our interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings.  Both increases and decreases in the interest rate environment may reduce our profits.   Interest rates are subject to factors which are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, such as the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest Unity receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Unity’s ability to originate loans and obtain deposits, (ii) the fair value of Unity’s financial assets and liabilities, including the held to maturity and available for sale securities portfolios, and (iii) the average duration of Unity’s interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indexes underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

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

•
provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases the minimum reserve ratio for the DIF from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;

•
created a new Consumer Financial Protection Bureau (“CFPB”) that has rule making authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;

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

From time to time, the FASB and the SEC change their guidance governing the form and content of Unity’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and Unity’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue. Changes in U.S. GAAP and changes in current interpretations are beyond Unity’s control, can be hard to predict and could materially impact how Unity reports its financial results and condition. In certain cases, Unity could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Unity restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2017, we had approximately $53.5 million and $16.3 million in available for sale and held to maturity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

Liquidity risk.

Liquidity risk is the potential that Unity will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

The banking industry within the State of New Jersey is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, the Gramm-Leach-Bliley Financial Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from small community banks seeking to compete as “hometown” institutions.  Most of these smaller institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2017, the Company held approximately $99.6 million in governmental and municipal deposits. The newly elected governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages and no legislation has been introduced in the state legislature, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

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

The Company may be adversely affected by recent changes in U.S. tax laws.
Changes in tax laws contained in the Tax Cuts and Jobs Act, enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the provision for loan losses, which would reduce profitability and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments:  None

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its eighteen branch offices.  The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2017.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2017 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Owned	2002	—	—
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Phillipsburg, NJ	Leased	2005	2022	107,004
Forks Township, PA	Leased	2006	2019	58,700
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2022	122,935
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Ramsey, NJ (1)	Leased	2017	2021	—

(1) The Company's lease payment obligation starts January 2018.

Item 3.  Legal Proceedings:

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or operating results of the Company.

Item 4.  Mine Safety Disclosures:  N/A

Item 4A.  Executive Officers of the Registrant:

The following table sets forth certain information as of December 31, 2017, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 64, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 46, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 49, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”  The following table sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Global Market for the periods indicated.

For the year ended December 31, 2017	High	Low	Cash Dividend Paid
4th Quarter	$20.95	$19.00	$0.060
3rd Quarter	20.40	16.15	0.060
2nd Quarter	17.25	15.35	0.060
1st Quarter	18.00	15.35	0.050
For the year ended December 31, 2016	High	Low	Cash Dividend Paid
4th Quarter	$17.10	$11.85	$0.050
3rd Quarter	12.18	10.83	0.046
2nd Quarter	12.27	10.20	0.036
1st Quarter	12.36	8.75	0.036

All prior year stock information has been adjusted for the 10% stock dividend paid September 30, 2016.

(b)Holders

As of March 2, 2018, there were approximately 381 shareholders of record of the Company’s Common Stock.

(c)Dividends

See table in Item 5(a) above.

(d)Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of December 31, 2017, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  There were no shares repurchased during 2017 or 2016.

Item 6.  Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, is incorporated by reference herein.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, this Annual Report on Form 10-K contains certain non-GAAP financial measures. The Company believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s financial performance, performance trends, and financial position. While the Company uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be considered an alternative to measurements required by GAAP. The following table provides a reconciliation of certain GAAP financial measures to non-GAAP financial measures.

	For the years ended December 31,
	2017			2016
(In thousands, except percentages)	GAAP	Tax Act Adjustment	Non-GAAP	GAAP	Nonrecurring Gain Adjustment	Non-GAAP
Federal and state income tax expense	$9,540	$(1,733)	$7,807	$7,257	$(781)	$6,476
Net income	$12,893	$1,733	$14,626	$13,209	$(1,483)	$11,726
Basic earnings per share	$1.22	$0.16	$1.38	$1.40	$(0.15)	$1.25
Diluted earnings per share	$1.20	$0.16	$1.36	$1.38	$(0.15)	$1.23
Return on average assets	1.02%	0.13%	1.15%	1.17%	(0.13)%	1.04%
Return on average equity	11.47%	1.55%	13.02%	15.37%	(1.72)%	13.65%
Effective tax rate	42.50%	(7.70)%	34.80%	35.50%	(7.30)%	28.20%

The reconciling items between the GAAP and non-GAAP financial measures above include the impact of the Tax Cut and Jobs Act ("TCJA") in 2017 and the gain on subordinated debentures in 2016. During the first quarter of 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction. This gain is included in noninterest income on the income statement. On December 22, 2017, the TCJA was signed, which lowered the corporate tax rate from 35% to 21%. This adjustment resulted in a $1.7 million increase in income tax expense and is reflected in our tax provision on the income statement. The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset and the nonrecurring gain on the repurchase of subordinated debentures.

Basic earnings per share is calculated by dividing net income by average outstanding shares and diluted earnings per share is calculated by dividing net income by diluted average outstanding shares. The one-time net tax expense of $1.7 million in 2017 and the one-time gain on subordinated debentures of $2.3 million in 2016 were included in determining income for both the GAAP basic earnings per share and the GAAP diluted earnings per share. Conversely, the one-time net tax expense of $1.7 million in 2017 and the one-time gain on subordinated debentures of $2.3 million in 2016 were excluded in determining income for both the non-GAAP basic earnings per share and the non-GAAP diluted earnings per share. Average outstanding shares of 10,558,000 and 9,416,000 were used in the GAAP and non-GAAP basic earnings per share for the years ended December 31, 2017 and December 31, 2016. Diluted average outstanding shares of 10,749,000 and 9,572,000 were used in the GAAP and non-GAAP diluted earnings per share for the year ended December 31, 2017 and December 31, 2016.

The return on average assets ratio is calculated by dividing net income by average assets and the return on average equity ratio is calculated by dividing net income by average equity. The one-time net tax expense of $1.7 million in 2017 and the one-time gain on subordinated debentures of $2.3 million in 2016 were included in determining income for both the GAAP return on average assets and the GAAP return on average equity. Conversely, the one-time net tax expense of $1.7 million and the one-time gain on subordinated debentures of $2.3 million in 2016 were excluded in determining income for both the non-GAAP return on average assets and the non-GAAP return on average equity. Average assets of $1.3 billion and $1.1 billion were used in the GAAP and non-GAAP return on average assets ratios for the years ended December 31, 2017 and December 31, 2016. Average equity of $113.0 million and $85.9 million were used in the GAAP and non-GAAP return on average equity ratios for the years ended December 31, 2017 and December 31, 2016.

The effective tax rate is calculated by dividing federal and state income tax expense by income before income taxes. The non-GAAP effective tax rate uses the non-GAAP federal and state income tax expense of $7.8 million and $6.5 million for 2017 and 2016, respectively, for calculating the rate.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The information under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

The information under the caption, “Market Risk,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data:

The Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, are incorporated by reference herein.

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

(b)Management’s Report on Internal Control Over Financial Reporting:

The information under the caption, “Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, is incorporated by reference herein.

The Company's Independent Registered Accounting Firm, RSM US LLP, has issued an Audit Report on the effectiveness of the Company's Internal Control Over Financial Reporting. The "Report of Independent Registered Public Accounting Firm" may be found on page 50 of this report.

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

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Also, refer to the information under the caption, “Executive Officers of Registrant,” in Part I of this Annual Report on Form 10-K for a description of the Company’s executive officers, who are not also directors.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	504,573	$8.31	382,372
Equity compensation plans approved by security holders (Restricted stock plan)	94,003	—	111,404
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	598,576	$7.00	493,776

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:
a)DOCUMENTS:

1.
The following Consolidated Financial Statements of the Company and subsidiaries included in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, are incorporated by reference in Part II, Item 8.

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2017 and 2016
•Consolidated Statements of Income for the years ended December 31, 2017 and 2016
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016
•Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016
•Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (4)
4(i)	Form of Stock Certificate (4)
10(i)	1998 Stock Option Plan (2)
10(ii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (10)
10(iii)	Retention Agreement dated September 18, 2017 with Alan J. Bedner (8)
10(iv)	Retention Agreement dated September 18, 2017 with John Kauchak (8)
10(v)	Retention Agreement dated September 18, 2017 with Janice Bolomey (8)
10(vi)	2002 Stock Option Plan (3)
10(vii)	2006 Stock Option Plan (5)
10(viii)	2011 Stock Option Plan and 2011 Stock Bonus Plan (6)
10(ix)	2013 Stock Bonus Plan (7)
10(x)	2015 Stock Option Plan (9)
10(xi)	Supplemental Executive Retirement Plan dated June 4, 2015 with James A. Hughes (10)
10(xii)	Executive Incentive Retirement Plan dated October 22, 2015 (11)
10(xiii)	2017 Stock Option Plan (12)
13	Portion of Unity Bancorp. Inc. 2017 Annual Report to Shareholders
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 17, 2015.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
c)Not applicable

Item 16.  Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 2, 2018
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 2, 2018
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 2, 2018
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 2, 2018
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 2, 2018
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 2, 2018
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 2, 2018
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 2, 2018
Peter E. Maricondo

Signatures (continued)
Name	Title	Date

/s/ Raj Patel	Director	March 2, 2018
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 2, 2018
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 2, 2018
Aaron Tucker

/s/ Allen Tucker	Director	March 2, 2018
Allen Tucker