Form 10-K/A
period 2017-12-31
UNITY BANCORP INC /NJ/
filed 2018-03-06
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
Amendment  No.1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Unity Bancorp, Inc. and subsidiaries for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018 (the “Original Filing”). We are filing this Amendment to correct the placement of the external auditor opinion within Exhibit 13. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing and does not modify or update in any way disclosures made in the original Form 10-K.

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

b)Statistical Information

The table below provides a cross-reference to portions of Unity Bancorp. Inc.’s Annual Report to Shareholders for the year ended December 31, 2017 (Exhibit 13 hereto), which, to the extent indicated, is incorporated by reference herein.  Information that is not applicable is indicated by (N/A):

Description of Financial Data	Exhibit 13 Pages

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential
A. Analysis of Net Interest Income	27
B. Average Balance Sheets	30
C. Rate/Volume Analysis	32

II. Investment Portfolio
A. Book value of investment securities	68
B. Investment securities by range of maturity with corresponding average yields	68
C. Securities of issuers exceeding ten percent of stockholders' equity	N/A

III. Loan Portfolio
A. Types of loans	35
B. Maturities and sensitivities of loans to changes in interest rates	37
C. Risk elements
1) Nonaccrual, past due and restructured loans	39
2) Potential problem loans	39
3) Foreign outstandings	N/A
4) Loan concentrations	36
D. Other interest-bearing assets	N/A

IV. Summary of Loan Loss Experience
A. Analysis of the allowance for loan losses	40
B. Allocation of the allowance for loan losses	41

V. Deposits
A. Average amount and average rate paid on major categories of deposits	30
B. Other categories of deposits	N/A
C. Deposits by foreign depositors in domestic offices	N/A
D. Time deposits of $100,000 or more by remaining maturity	82
E. Time deposits of $100,000 or more by foreign offices	N/A

VI. Return on Equity and Assets	27

VII. Short-term Borrowings
A. Amounts outstanding	83
B. Maximum amount of borrowings in each category outstanding at any month-end	83
C. Average amount outstanding	83

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

(b)Holders

As of March 5, 2018, there were approximately 381 shareholders of record of the Company’s Common Stock.

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

•Amended Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2017 and 2016
•Consolidated Statements of Income for the years ended December 31, 2017 and 2016
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016
•Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016
•Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•Notes to Consolidated Financial Statements

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (4)
4(i)	Form of Stock Certificate (4)
10(i)	1998 Stock Option Plan (2)
10(ii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (10)
10(iii)	Retention Agreement dated September 18, 2017 with Alan J. Bedner (8)
10(iv)	Retention Agreement dated September 18, 2017 with John Kauchak (8)
10(v)	Retention Agreement dated September 18, 2017 with Janice Bolomey (8)
10(vi)	2002 Stock Option Plan (3)
10(vii)	2006 Stock Option Plan (5)
10(viii)	2011 Stock Option Plan and 2011 Stock Bonus Plan (6)
10(ix)	2013 Stock Bonus Plan (7)
10(x)	2015 Stock Option Plan (9)
10(xi)	Supplemental Executive Retirement Plan dated June 4, 2015 with James A. Hughes (10)
10(xii)	Executive Incentive Retirement Plan dated October 22, 2015 (11)
10(xiii)	2017 Stock Option Plan (12)
13	Portion of Unity Bancorp. Inc. 2017 Annual Report to Shareholders
21	Subsidiaries of the Registrant (13)
23.1	Consent of RSM US LLP (13)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 17, 2015.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 10-K filed on March 2, 2018 and incorporated by reference herein.
c)Not applicable

Item 16.  Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 5, 2018
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 5, 2018
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 5, 2018
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 5, 2018
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 5, 2018
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 5, 2018
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 5, 2018
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 5, 2018
Peter E. Maricondo

Signatures (continued)
Name	Title	Date

/s/ Raj Patel	Director	March 5, 2018
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 5, 2018
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 5, 2018
Aaron Tucker

/s/ Allen Tucker	Director	March 5, 2018
Allen Tucker