Form 10-Q
period 2018-03-31
UNITY BANCORP INC /NJ/
filed 2018-05-03
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Large accelerated filer ☐       Accelerated filer ☒       Nonaccelerated filer ☐       Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2018 common stock, no par value: 10,709,121 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$17,044	$23,701
Federal funds sold, interest-bearing deposits and repos	99,243	126,553
Cash and cash equivalents	116,287	150,254
Securities:
Securities available for sale (amortized cost of $51,445 and $52,763 in 2018 and 2017, respectively)	50,162	52,287
Securities held to maturity (fair value of $16,155 and $16,346 in 2018 and 2017, respectively)	16,168	16,307
Equity securities (amortized cost of $1,262 in 2018 and 2017)	1,191	1,206
Total securities	67,521	69,800
Loans:
SBA loans held for sale	21,579	22,810
SBA loans held for investment	42,734	43,999
SBA 504 loans	21,565	21,871
Commercial loans	615,119	606,994
Residential mortgage loans	380,857	365,145
Consumer loans	113,256	109,855
Total loans	1,195,110	1,170,674
Allowance for loan losses	(14,196)	(13,556)
Net loans	1,180,914	1,157,118
Premises and equipment, net	23,405	23,470
Bank owned life insurance ("BOLI")	24,398	24,227
Deferred tax assets	4,059	4,017
Federal Home Loan Bank ("FHLB") stock	9,308	12,863
Accrued interest receivable	5,898	5,447
Other real estate owned ("OREO")	56	426
Goodwill	1,516	1,516
Prepaid expenses and other assets	6,540	6,358
Total assets	$1,439,902	$1,455,496
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$265,346	$256,119
Interest-bearing demand	162,848	164,997
Savings	408,255	396,557
Time, under $100,000	175,271	133,881
Time, $100,000 to $250,000	83,358	71,480
Time, $250,000 and over	22,436	20,103
Total deposits	1,117,514	1,043,137
Borrowed funds	181,000	275,000
Subordinated debentures	10,310	10,310
Accrued interest payable	410	436
Accrued expenses and other liabilities	7,564	8,508
Total liabilities	1,316,798	1,337,391
Commitments and contingencies
Shareholders' equity:
Common stock	87,361	86,782
Retained earnings	35,713	31,117
Accumulated other comprehensive income	30	206
Total shareholders' equity	123,104	118,105
Total liabilities and shareholders' equity	$1,439,902	$1,455,496

Issued and outstanding common shares	10,709	10,615

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2018	2017
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$205	$129
FHLB stock	134	93
Securities:
Taxable	492	491
Tax-exempt	31	44
Total securities	523	535
Loans:
SBA loans	1,183	854
SBA 504 loans	274	301
Commercial loans	7,452	6,166
Residential mortgage loans	4,340	3,384
Consumer loans	1,529	1,132
Total loans	14,778	11,837
Total interest income	15,640	12,594
INTEREST EXPENSE
Interest-bearing demand deposits	224	153
Savings deposits	776	583
Time deposits	1,000	804
Borrowed funds and subordinated debentures	768	664
Total interest expense	2,768	2,204
Net interest income	12,872	10,390
Provision for loan losses	500	250
Net interest income after provision for loan losses	12,372	10,140
NONINTEREST INCOME
Branch fee income	330	331
Service and loan fee income	564	512
Gain on sale of SBA loans held for sale, net	547	485
Gain on sale of mortgage loans, net	424	532
BOLI income	171	88
Net security losses	(15)	—
Other income	265	256
Total noninterest income	2,286	2,204
NONINTEREST EXPENSE
Compensation and benefits	4,834	4,095
Occupancy	690	600
Processing and communications	689	604
Furniture and equipment	536	511
Professional services	251	226
Loan collection and OREO expenses	6	341
Other loan expenses	33	83
Deposit insurance	186	76
Advertising	319	236
Director fees	162	197
Other expenses	488	471
Total noninterest expense	8,194	7,440
Income before provision for income taxes	6,464	4,904
Provision for income taxes	1,235	1,712
Net income	$5,229	$3,192

Net income per common share - Basic	$0.49	$0.30
Net income per common share - Diluted	$0.48	$0.30

Weighted average common shares outstanding - Basic	10,678	10,509
Weighted average common shares outstanding - Diluted	10,853	10,705

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31, 2018			March 31, 2017
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$6,464	$1,235	$5,229	$4,904	$1,712	$3,192
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(807)	(226)	(581)	(144)	(58)	(86)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized losses on securities available for sale	(807)	(226)	(581)	(144)	(58)	(86)

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	155	(134)	21	9	12
Total adjustments related to defined benefit plan	21	155	(134)	21	9	12

Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	583	34	549	81	33	48
Total unrealized gains on cash flow hedges	583	34	549	81	33	48
Total other comprehensive loss	(203)	(37)	(166)	(42)	(16)	(26)
Total comprehensive income	$6,261	$1,198	$5,063	$4,862	$1,696	$3,166

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2018 and 2017
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2017	10,615	$86,782	$31,117	$206	$118,105
Net income	—	—	5,229	—	5,229
Other comprehensive loss, net of tax	—	—	—	(166)	(166)
Dividends on common stock ($0.06 per share)	—	25	(643)	—	(618)
Common stock issued and related tax effects (1)	94	554	—	—	554
Retained earnings impact due to adoption of ASU 2016-01 (2)			(56)	56	—
Tax rate adjustment to AOCI (3)			66	(66)	—
Balance, March 31, 2018	10,709	$87,361	$35,713	$30	$123,104

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2016	10,477	$85,383	$20,748	$160	$106,291
Net income	—	—	3,192	—	3,192
Other comprehensive loss, net of tax	—	—	—	(26)	(26)
Dividends on common stock ($0.05 per share)	—	33	(526)	—	(493)
Common stock issued and related tax effects (1)	58	341	—	—	341
Balance, March 31, 2017	10,535	$85,757	$23,414	$134	$109,305

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2) As a result of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $56 thousand of gains (losses) on available for sale equity securities sitting in accumulated other comprehensive income to retained earnings.
(3) As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $66 thousand from accumulated other comprehensive income to retained earnings.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
໿

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net income	$5,229	$3,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	250
Net amortization of purchase premiums and discounts on securities	53	73
Depreciation and amortization	379	249
Deferred income tax expense (benefit)	36	(5)
Stock compensation expense	265	212
Loss on sale of OREO	—	253
Gain on sale of mortgage loans held for sale, net	(356)	(454)
Gain on sale of SBA loans held for sale, net	(547)	(485)
Origination of mortgage loans held for sale	(20,132)	(25,654)
Origination of SBA loans held for sale	(3,507)	(2,451)
Proceeds from sale of mortgage loans held for sale, net	20,488	26,108
Proceeds from sale of SBA loans held for sale, net	6,322	6,511
BOLI income	(171)	(88)
Net change in other assets and liabilities	(952)	(905)
Net cash provided by operating activities	7,607	6,806
INVESTING ACTIVITIES
Purchases of securities available for sale	—	(15,495)
Purchases of FHLB stock, at cost	(13,838)	(225)
Maturities and principal payments on securities held to maturity	132	192
Maturities and principal payments on securities available for sale	1,272	3,611
Proceeds from redemption of FHLB stock	17,393	270
Proceeds from sale of OREO	426	21
Net increase in loans	(26,674)	(31,283)
Purchases of premises and equipment	(309)	(210)
Net cash used in investing activities	(21,598)	(43,119)
FINANCING ACTIVITIES
Net increase in deposits	74,377	34,980
Proceeds from new borrowings	121,000	35,000
Repayments of borrowings	(215,000)	(36,000)
Proceeds from exercise of stock options	290	135
Dividends on common stock	(643)	(493)
Net cash (used in) provided by financing activities	(19,976)	33,622
Decrease in cash and cash equivalents	(33,967)	(2,691)
Cash and cash equivalents, beginning of period	150,254	105,895
Cash and cash equivalents, end of period	$116,287	$103,204

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$2,794	$2,229
Income taxes paid	$1,461	$1,877
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	$—	$13
Capitalization of servicing rights	$241	$176
Transfer of loans to OREO	$106	$396

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2018

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2018	2017
Net income	$5,229	$3,192
Weighted average common shares outstanding - Basic	10,678	10,509
Plus: Potential dilutive common stock equivalents	175	196
Weighted average common shares outstanding - Diluted	10,853	10,705
Net income per common share - Basic	$0.49	$0.30
Net income per common share - Diluted	0.48	0.30
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	84	56

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

On December 22, 2017, the "Tax Cuts and Jobs Act" (TCJA) was signed into law, lowering the corporate tax rate from 35 percent to 21 percent. This provided significant tax benefits in 2018 by lowering the effective tax rate.

For the quarter ended March 31, 2018, the Company reported income tax expense of $1.2 million for an effective tax rate of 19.1 percent, compared to an income tax expense of $1.7 million and an effective tax rate of 34.9 percent for the prior year’s quarter. The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2018 or 2017.  The Company did not have an accrual for uncertain tax positions as of March 31, 2018 or December 31, 2017, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2013 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, net of tax:

	For the three months ended March 31, 2018
(In thousands)	Net unrealized losses on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassifications	(581)	—	549	(32)
Less amounts reclassified from accumulated other comprehensive (loss) income	—	134	—	134
Period change	(581)	(134)	549	(166)
Balance, end of period	$(916)	$(475)	$1,431	$40

	For the three months ended March 31, 2017
(In thousands)	Net unrealized losses on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(161)	$(391)	$712	$160
Other comprehensive (loss) income before reclassifications	(86)	—	48	(38)
Less amounts reclassified from accumulated other comprehensive loss	—	(12)	—	(12)
Period change	(86)	12	48	(26)
Balance, end of period	$(247)	$(379)	$760	$134

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

As of March 31, 2018, the fair value of the Company's AFS securities portfolio was $50.2 million.  Approximately 60 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $30.1 million at March 31, 2018.  Approximately $29.6 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at March 31, 2018.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Equity Securities

The fair value of equity securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

As of March 31, 2018, the fair value of the Company's equity securities portfolio was $1.2 million.

All of the Company’s equity securities were classified as Level 2 assets at March 31, 2018.  The valuation of security securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similiar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2018, as compared to the periods ended December 31, 2017 and March 31, 2017.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. Government sponsored entities	$5,616	$—	$5,616	$—
State and political subdivisions	4,945	—	4,945	—
Residential mortgage-backed securities	30,150	—	30,150	—
Corporate and other securities	9,451	—	9,451	—
Total securities available for sale	$50,162	$—	$50,162	$—

Equity securities	1,191	—	1,191	—
Total equity securities	$1,191	$—	1,191	$—

Interest rate swap agreements	1,991	—	1,991	—
Total swap agreements	$1,991	$—	1,991	$—

	Fair value Measurements at December 31, 2017 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. Government sponsored entities	$5,691	$—	$5,691	$—
State and political subdivisions	5,192	—	5,192	—
Residential mortgage-backed securities	31,878	—	31,878	—
Corporate and other securities	10,732	—	10,732	—
Total securities available for sale (1)	$53,493	$—	$53,493	$—

Interest rate swap agreements	1,407	—	1,407	—
Total swap agreements	$1,407	$—	$1,407	$—

(1) Securities available for sale at December 31, 2017, include equity securities of $1.2 million.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2018, the valuation allowance for impaired loans was $405 thousand, an increase of $73 thousand from $332 thousand at December 31, 2017.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at March 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Provision (Credit) During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$56	$—	$—	$56	$(175)
Impaired collateral-dependent loans	2,344	—	—	2,344	(73)

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Provision (Credit) During Period
Financial assets:
OREO	$426	$—	$—	$426	$(299)
Impaired collateral-dependent loans	1,126	—	—	1,126	(52)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of March 31, 2018 and December 31, 2017 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At March 31, 2018, the Bank had standby letters of credit outstanding of $4.4 million, compared to $5.6 million at December 31, 2017.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2018 and December 31, 2017:

		March 31, 2018		December 31, 2017
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$116,287	$116,287	$150,254	$150,254
Securities (1)	Level 2	67,521	67,508	69,800	69,839
SBA loans held for sale	Level 2	21,579	24,226	22,810	25,568
Loans, net of allowance for loan losses (2)	Level 2	1,159,335	1,153,545	1,134,308	1,133,739
FHLB stock	Level 2	9,308	9,308	12,863	12,863
Servicing assets	Level 3	1,924	1,924	1,800	1,800
Accrued interest receivable	Level 2	5,898	5,898	5,447	5,447
OREO	Level 3	56	56	426	426
Financial liabilities:
Deposits	Level 2	1,117,514	1,114,210	1,043,137	1,041,111
Borrowed funds and subordinated debentures	Level 2	191,310	189,463	285,310	284,117
Accrued interest payable	Level 2	410	410	436	436

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3.  These securities had book values of $3.7 million at March 31, 2018 and December 31, 2017, and market values of $3.5 million at March 31, 2018 and December 31, 2017.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.3 million and $1.1 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 7. Securities

This table provides the major components of securities available for sale ("AFS") and held to maturity ("HTM") at amortized cost and estimated fair value at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,763	$—	$(147)	$5,616	$5,765	$—	$(74)	$5,691
State and political subdivisions	5,111	3	(169)	4,945	5,227	21	(56)	5,192
Residential mortgage-backed securities	30,913	106	(869)	30,150	32,111	153	(386)	31,878
Corporate and other securities	9,658	7	(214)	9,451	9,660	9	(143)	9,526
Total securities available for sale	$51,445	$116	$(1,399)	$50,162	$52,763	$183	$(659)	$52,287
Held to maturity:
U.S. Government sponsored entities	$3,026	$—	$(108)	$2,918	$3,026	$—	$(93)	$2,933
State and political subdivisions	1,113	120	—	1,233	1,113	144	—	1,257
Residential mortgage-backed securities	3,850	25	(53)	3,822	3,958	59	(18)	3,999
Commercial mortgage-backed securities	3,656	—	(146)	3,510	3,685	—	(142)	3,543
Corporate and other securities	4,523	149	—	4,672	4,525	89	—	4,614
Total securities held to maturity	$16,168	$294	$(307)	$16,155	$16,307	$292	$(253)	$16,346
Equity securities:
Total equity securities	$1,262	$16	$(87)	$1,191	$1,262	$15	$(71)	$1,206

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2018 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$3,662	1.61%	$1,954	2.17%	$—	—%	$5,616	1.80%
State and political subdivisions	796	3.89	363	2.41	1,697	2.41	2,089	2.69	4,945	2.77
Residential mortgage-backed securities	334	3.03	12,999	2.59	14,415	2.89	2,402	2.87	30,150	2.76
Corporate and other securities	—	—	5,649	4.39	2,897	3.60	905	2.90	9,451	4.01
Total securities available for sale	$1,130	3.64%	$22,673	2.87%	$20,963	2.88%	$5,396	2.81%	$50,162	2.89%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$3,026	1.98%	$—	—%	$3,026	1.98%
State and political subdivisions	162	1.49	493	5.07	—	—	458	5.84	1,113	4.86
Residential mortgage-backed securities	29	3.22	1,200	2.87	434	3.29	2,187	3.79	3,850	3.45
Commercial mortgage-backed securities	—	—	—	—	1,642	2.48	2,014	2.99	3,656	2.76
Corporate and other securities	—	—	4,523	5.73	—	—	—	—	4,523	5.73
Total securities held to maturity	$191	1.75%	$6,216	5.13%	$5,102	2.25%	$4,659	3.65%	$16,168	3.75%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$1,191	1.69%	$1,191	1.69%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$3,678	$(91)	$1,938	$(56)	$5,616	$(147)
State and political subdivisions	5	2,153	(73)	1,633	(96)	3,786	(169)
Residential mortgage-backed securities	23	21,231	(619)	3,811	(250)	25,042	(869)
Corporate and other securities	4	4,055	(116)	1,888	(98)	5,943	(214)
Total temporarily impaired securities	37	$31,117	$(899)	$9,270	$(500)	$40,387	$(1,399)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,917	$(108)	$2,917	$(108)
Residential mortgage-backed securities	8	1,945	(12)	913	(41)	2,858	(53)
Commercial mortgage-backed securities	2	—	—	3,510	(146)	3,510	(146)
Total temporarily impaired securities	12	$1,945	$(12)	$7,340	$(295)	$9,285	$(307)
Equity Securities:
Total temporarily impaired securities	2	$—	$—	$913	$(87)	$913	$(87)

	December 31, 2017
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$3,732	$(40)	$1,958	$(34)	$5,690	$(74)
State and political subdivisions	2	476	(6)	1,792	(50)	2,268	(56)
Residential mortgage-backed securities	22	20,646	(218)	4,028	(168)	24,674	(386)
Corporate and other securities	7	4,563	(37)	2,803	(184)	7,366	(221)
Total temporarily impaired securities	36	$29,417	$(301)	$10,581	$(436)	$39,998	$(737)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,933	$(93)	$2,933	$(93)
Residential mortgage-backed securities	2	—	—	979	(18)	979	(18)
Commercial mortgage-backed securities	2	—	—	3,543	(142)	3,543	(142)
Total temporarily impaired securities	6	$—	$—	$7,455	$(253)	$7,455	$(253)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2018 or December 31, 2017.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2018 or December 31, 2017.

Corporate and other securities: Included in this category are corporate debt securities, investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2018 or December 31, 2017. The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2018 or December 31, 2017.

Equity Securities: Included in this category are Community Reinvestment Act ("CRA") investments and the Company's current other equity holdings. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices. As a result of the adoption of ASU 2016-01 in January 2018, these securities were transfered from available for sale and reclassified into equity securities on the balance sheet. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. The unrealized losses on these securities were caused by decreases in the market value of the shares.

Realized Gains and Losses

There were no gross realized gains or losses for the three months ended March 31, 2018, or 2017.

The Company follows ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which aims to simplify accounting for financial instruments and to converge the guidance between U.S. GAAP and IFRS. ASU 2016-01 also includes guidance on how entities account for equity investments, present and disclose financial instruments, and measure the valuation allowance on deferred tax assets related to available-for-sale debt securities. The guidance in ASU 2016-01 requires an entity to disaggregate the net gains and losses on the equity investments recognized in the income statement during a reporting period into realized and unrealized gains and losses. As a result, equity securities are no longer carried at fair value through other comprehensive income (OCI) or by applying the cost method to those equity securities that do not have readily determinable values. Equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. The Company adopted this standard as of January 1, 2018. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018:

(In thousands)	Three months ended March 31, 2018
Net losses recognized during the period on equity securities	(15)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	(15)

Pledged Securities

Securities with a carrying value of $3.9 million and $20.8 million for March 31, 2018 and December 31, 2017, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
SBA loans held for investment	$42,734	$43,999
SBA 504 loans	21,565	21,871
Commercial loans
Commercial other	92,903	82,825
Commercial real estate	464,552	469,696
Commercial real estate construction	57,664	54,473
Residential mortgage loans	380,857	365,145
Consumer loans
Home equity	57,856	55,817
Consumer other	55,400	54,038
Total loans held for investment	$1,173,531	$1,147,864
SBA loans held for sale	21,579	22,810
Total loans	$1,195,110	$1,170,674

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

At March 31, 2018, the Company owned no residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $166 thousand at December 31, 2017.  Additionally, there were $1.2 million of residential consumer loans in the process of foreclosure at March 31, 2018, and December 31, 2017.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2018:

	March 31, 2018
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$41,172	$311	$1,251	$42,734
SBA 504 loans	20,460	1,012	93	21,565
Commercial loans
Commercial other	92,288	189	426	92,903
Commercial real estate	459,651	2,935	1,966	464,552
Commercial real estate construction	57,664	—	—	57,664
Total commercial loans	609,603	3,124	2,392	615,119
Total SBA, SBA 504 and commercial loans	$671,235	$4,447	$3,736	$679,418

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$378,905	$1,952	$380,857
Consumer loans
Home equity		57,533	323	57,856
Consumer other		55,400	—	55,400
Total consumer loans		112,933	323	113,256
Total residential mortgage and consumer loans		$491,838	$2,275	$494,113

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2017:

	December 31, 2017
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$42,415	$373	$1,211	$43,999
SBA 504 loans	20,751	1,024	96	21,871
Commercial loans
Commercial other	82,201	599	25	82,825
Commercial real estate	464,589	3,047	2,060	469,696
Commercial real estate construction	54,473	—	—	54,473
Total commercial loans	601,263	3,646	2,085	606,994
Total SBA, SBA 504 and commercial loans	$664,429	$5,043	$3,392	$672,864

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$363,476	$1,669	$365,145
Consumer loans
Home equity		55,192	625	55,817
Consumer other		54,038	—	54,038
Total consumer loans		109,230	625	109,855
Total residential mortgage and consumer loans		$472,706	$2,294	$475,000

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$860	$—	$—	$933	$1,793	$40,941	$42,734
SBA 504 loans	—	—	—	—	—	21,565	21,565
Commercial loans
Commercial other	—	22	—	—	22	92,881	92,903
Commercial real estate	1,786	174	—	1,069	3,029	461,523	464,552
Commercial real estate construction	—	—	—	—	—	57,664	57,664
Residential mortgage loans	5,837	293	—	1,952	8,082	372,775	380,857
Consumer loans
Home equity	—	201	—	323	524	57,332	57,856
Consumer other	—	—	—	—	—	55,400	55,400
Total loans held for investment	$8,483	$690	$—	$4,277	$13,450	$1,160,081	$1,173,531
SBA loans held for sale	—	—	—	—	—	21,579	21,579
Total loans	$8,483	$690	$—	$4,277	$13,450	$1,181,660	$1,195,110

(1)	At March 31, 2018, nonaccrual loans included $27 thousand of loans guaranteed by the SBA.

	December 31, 2017
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$240	$313	$—	$632	$1,185	$42,814	$43,999
SBA 504 loans	—	—	—	—	—	21,871	21,871
Commercial loans
Commercial other	23	—	60	25	108	82,717	82,825
Commercial real estate	558	1,073	—	43	1,674	468,022	469,696
Commercial real estate construction	—	—	—	—	—	54,473	54,473
Residential mortgage loans	1,830	958	—	1,669	4,457	360,688	365,145
Consumer loans
Home equity	51	205	—	625	881	54,936	55,817
Consumer other	3	—	—	—	3	54,035	54,038
Total loans held for investment	$2,705	$2,549	$60	$2,994	$8,308	$1,139,556	$1,147,864
SBA loans held for sale	—	—	—	—	—	22,810	22,810
Total loans	$2,705	$2,549	$60	$2,994	$8,308	$1,162,366	$1,170,674

(1)	At December 31, 2017, nonaccrual loans included $27 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2018:

	March 31, 2018
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$439	$357	$—
Commercial loans
Commercial real estate	1,069	1,069	—
Total commercial loans	1,069	1,069	—
Total impaired loans with no related allowance	1,508	1,426	—

With an allowance:
SBA loans held for investment (1)	638	549	279
Commercial loans
Commercial real estate	774	774	126
Total commercial loans	774	774	126
Total impaired loans with a related allowance	1,412	1,323	405

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,077	906	279
Commercial loans
Commercial real estate	1,843	1,843	126
Total commercial loans	1,843	1,843	126
Total individually evaluated impaired loans	$2,920	$2,749	$405

(1)	Balances are reduced by amount guaranteed by the SBA of $27 thousand at March 31, 2018.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2017:

	December 31, 2017
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$135	$52	$—
SBA 504 loans	—	—	—
Commercial loans
Commercial other	25	25	—
Commercial real estate	43	43	—
Total commercial loans	68	68	—
Total impaired loans with no related allowance	203	120	—

With an allowance:
SBA loans held for investment (1)	748	553	194
Commercial loans
Commercial other	—	—	—
Commercial real estate	786	786	138
Total commercial loans	786	786	138
Total impaired loans with a related allowance	1,534	1,339	332

Total individually evaluated impaired loans:
SBA loans held for investment (1)	883	605	194
SBA 504 loans	—	—	—
Commercial loans
Commercial other	25	25	—
Commercial real estate	829	829	138
Total commercial loans	854	854	138
Total individually evaluated impaired loans	$1,737	$1,459	$332

(1)	Balances are reduced by amount guaranteed by the SBA of $27 thousand at December 31, 2017.

Impaired loans increased $1.2 million at March 31, 2018 compared to December 31, 2017. The increase in impaired loans was primarily due to the downgrade of one commercial loan totaling $1.1 million and one SBA loan totaling $307 thousand. Both loans were put on to nonaccrual in the first quarter of 2018.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2018 and 2017.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2018		2017
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$658	$(2)	$998	$(6)
SBA 504 loans	—	—	329	—
Commercial loans
Commercial other	—	—	25	—
Commercial real estate	1,495	15	1,133	22
Total	$2,153	$13	$2,485	$16

(1)	Balances are reduced by the average amount guaranteed by the SBA of $30 thousand and $248 thousand for the three months ended March 31, 2018 and 2017, respectively.

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

The Company had one performing TDR with a balance of $774 thousand and $786 thousand as of March 31, 2018 and December 31, 2017, respectively, which was included in the impaired loan numbers as of such dates.  At March 31, 2018 and December 31, 2017, there were specific reserves of $126 thousand and $138 thousand, respectively, on the performing TDR.  The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified during the three months ended March 31, 2018 and 2017 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2018.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,471	$430	$7,395	$3,130	$1,130	$—	$13,556
Charge-offs	(81)	—	—	—	(6)	—	(87)
Recoveries	64	—	16	13	134	—	227
Net (charge-offs) recoveries	(17)	—	16	13	128	—	140
Provision for (credit to) loan losses charged to expense	50	(100)	398	287	(135)	—	500
Balance, end of period	$1,504	$330	$7,809	$3,430	$1,123	$—	$14,196

	For the three months ended March 31, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$573	$6,729	$2,593	$925	$183	$12,579
Charge-offs	(109)	—	(76)	—	(66)	—	(251)
Recoveries	37	—	53	12	1	—	103
Net (charge-offs) recoveries	(72)	—	(23)	12	(65)	—	(148)
Provision for (credit to) loan losses charged to expense	149	27	(173)	264	166	(183)	250
Balance, end of period	$1,653	$600	$6,533	$2,869	$1,026	$—	$12,681

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$279	$—	$126	$—	$—	$—	$405
Collectively evaluated for impairment	1,225	330	7,683	3,430	1,123	—	13,791
Total	$1,504	$330	$7,809	$3,430	$1,123	$—	$14,196
Loan ending balances:
Individually evaluated for impairment	$906	$—	$1,843	$—	$—	$—	$2,749
Collectively evaluated for impairment	41,828	21,565	613,276	380,857	113,256	—	1,170,782
Total	$42,734	$21,565	$615,119	$380,857	$113,256	$—	$1,173,531

	December 31, 2017
(In thousands)	SBA held for investment	SBA 504	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$194	$—	$138	$—	$—	$—	$332
Collectively evaluated for impairment	1,277	430	7,257	3,130	1,130	—	13,224
Total	$1,471	$430	$7,395	$3,130	$1,130	$—	$13,556
Loan ending balances:
Individually evaluated for impairment	$605	$—	$854	$—	$—	$—	$1,459
Collectively evaluated for impairment	43,394	21,871	606,140	365,145	109,855	—	1,146,405
Total	$43,999	$21,871	$606,994	$365,145	$109,855	$—	$1,147,864

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2018, a $286 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $292 thousand commitment reserve at December 31, 2017, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has applied this change and the impact of the adoption of ASU 2014-09 on its consolidated financial statements was immaterial.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This eliminates the available for sale classification of accounting for equity securities and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price.  This update requires that equity securities be carried at fair value on the balance sheet and any periodic changes in value will be adjusted through the income statement.  A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2018. As of March 31, 2018, $15 thousand in unrealized losses on equity securities were reclassified to net income.

ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 was issued in three parts: (a) Section A, “Leases: Amendments to the FASB Accounting Standards Codification®,” (b) Section B, “Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®,” and (c) Section C, “Background Information and Basis for Conclusions.” While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant.  The update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged as the majority of operating leases should remain classified as operating leases and the income from them recognized, generally, on a straight-line basis over the lease term. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC 2016-02 mandates a modified retrospective transition for all entities. In January 2018, FASB issued ASU 2018-01, " Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842." ASU 2018-01 was issued to facilitate the implementation of ASU 2016-02. ASU 2018-01 would give entities the option to apply ASC 842 as of the effective date, rather than as of the beginning of the earliest period presented. Under this additional optional transition method, a cumulative-effect adjustment would be recognized in the opening balance of retained earnings in the period of adoption. Lessors would be able to apply a practical expedient under which they could elect, by class of underlying assets, to not separate nonlease components from the related lease components and account for the components as a single lease component if the timing and pattern of revenue recognition for the lease and nonlease components are the same, and the combined single lease component is classified as an operating lease. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the impact of the adoption of ASC 2016-02 and ASU 2018-01 on its consolidated financial statements. As of March 31, 2018, the Company had minimum noncancelable net operating lease payments of $1.7 million that are being evaluated. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance.

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
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has applied this change and the impact of the adoption of ASU 2016-15 on its consolidated financial statements was immaterial.

ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 was issued to address divergence in the way restricted cash is classified and presented. The amendments in the update require that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The amendments in this update apply to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment says that transfers between cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents are not part of the entity's operating, investing, and financing activities. For public business entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has applied this change and the impact of the adoption of ASU 2016-18 on its consolidated financial statements was immaterial.

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2017.

ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ASU 2017-07 was issued to provide guidance on the presentation of defined benefit costs in the income statement. The amendments in this update requires that an entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendment states that other components of net benefit cost be separate from the service cost component in the income statement. For public business entities, ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2017-07 is not expected to have a significant impact on the presentation of the Company's consolidated financial statements.

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 was issued to enhance the accounting for the amortization of premiums for purchased callable debt securities. This amendment requires that the amortization premium be shortened to the earliest call date. For public business entities, ASU 2017-08 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. The Company has applied this change and the impact of the adoption of ASU 2017-08 on its consolidated financial statements was immaterial.

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to ease the burden associated with assessing hedge effectiveness and to promote better financial statement alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item. This guidance requires entities to present the earnings effect of the hedging instrument in the same income statement line item with the earnings effect on the hedged item. For public business entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is not expected to have a significant impact on the consolidated financial statements.

ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) ("AOCI") to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Company has elected to early adopt the ASU as of January 1, 2018. The adoption of the guidance resulted in a $66 thousand cumulative-effect adjustment that increased retained earnings and decreased AOCI in the first quarter of 2018.

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

During the three months ended March 31, 2018, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2018 and 2017, respectively is as follows:
໿

	For the three months ended March 31,
(In thousands, except percentages and years)	2018	2017
Notional amount	$60,000	$60,000
Weighted average pay rate	1.26%	1.26%
Weighted average receive rate	1.39%	0.97%
Weighted average maturity in years	2.74	3.61
Unrealized gain relating to interest rate swaps	$583	$81

At March 31, 2018 and 2017, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

NOTE 12.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2018 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2017	504,573	$8.31	5.7	$5,772,843
Options granted	114,500	20.24
Options exercised	(55,007)	5.28
Options forfeited	(4,433)	12.57
Options expired	—	—
Outstanding at March 31, 2018	559,633	$11.01	6.7	$6,148,159
Exercisable at March 31, 2018	357,672	$7.52	5.3	$5,179,996

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2018, 2,462,585 shares have been reserved for issuance upon the exercise of options, 559,633 option grants are outstanding, and 1,630,647 option grants have been exercised, forfeited or expired, leaving 272,305 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2018	2017
Number of options granted	114,500	47,100
Weighted average exercise price	$20.24	$16.37
Weighted average fair value of options	$5.97	$4.64
Expected life in years (1)	6.3497716895	P6Y6M26D
Expected volatility (2)	26.40%	28.12%
Risk-free interest rate (3)	2.48%	2.18%
Dividend yield (4)	1.14%	1.15%

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Number of options exercised	55,007	17,064
Total intrinsic value of options exercised	$825,653	$147,690
Cash received from options exercised	$290,357	$134,955
Tax deduction realized from options	$232,091	$60,331

The following table summarizes information about stock options outstanding and exercisable at March 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	39,600	1.0	$3.55	39,600	$3.55
4.01 - 8.00	177,100	4.5	6.16	177,100	6.16
8.01 - 12.00	154,367	7.5	9.41	116,963	9.24
12.01 - 16.00	44,066	8.7	14.96	14,007	14.93
16.01 - 20.00	104,500	9.5	18.89	10,002	16.75
20.01 - 24.00	40,000	10.0	21.15	—	—
Total	559,633	6.7	$11.01	357,672	$7.52

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2018 and 2017 are detailed in the following table:

	For the three months ended March 31,
	2018	2017
Compensation expense	$123,460	$69,817
Income tax benefit	$34,705	$28,520

As of March 31, 2018, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $945 thousand.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2018:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2017	94,003	$12.53
Granted	38,300	20.64
Cancelled	—	—
Vested	(28,866)	11.34
Nonvested restricted stock at March 31, 2018	103,437	$15.86

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2018,  518,157 shares of restricted stock were reserved for issuance, of which 73,104 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2018 and 2017 were as follows:

	For the three months ended March 31,
	2018	2017
Number of shares granted	38,300	38,400
Average grant date fair value	$20.64	$16.36

Compensation expense related to restricted stock for the three months ended March 31, 2018 and 2017 is detailed in the following table:

	For the three months ended March 31,
	2018	2017
Compensation expense	$141,297	$141,804
Income tax benefit	$39,719	$57,927

As of March 31, 2018, there was approximately $1.5 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3.1 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $136 thousand and $119 thousand to the Plan during the three months ended March 31, 2018 and 2017, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer up to 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $250 thousand and $120 thousand during the three months ended March 31, 2018 and 2017, respectively.  The interest paid on the deferred balances totaled $15 thousand and $10 thousand during the three months ended March 31, 2018 and 2017, respectively. The fees distributed on the deferred balances totaled $3 thousand in 2018. No fees were distributed in 2017.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On November 21, 2016 the Company approved a change in calculation of the Retirement Benefit payable under the Plan so that the Retirement Benefit shall be an amount equal to forty percent (40%) of the average of Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two 2 percent. The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $3.4 million.  A discount rate of 4.00% was used to calculate the present value of the benefit obligation.
The President and CEO commenced vesting in this retirement benefit on January 1, 2014, and vests an additional 3 percent each year until fully vested on January 1, 2024. In the event that the President and CEO’s separation from service from the company were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service.  Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntarily terminated for reasons other than “cause” or the President and CEO resigns for “good reason,” as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a position that is not a “Comparable Position,” as such is also defined in the SERP, the President and CEO shall become one hundred percent 100% vested in the full retirement benefit.

No contributions or payments have been made during the three months ended March 31, 2018. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(In thousands)	2018	2017
Service cost	$112	$16
Interest cost	13	10
Amortization of prior service cost	21	21
Net periodic benefit cost	$146	$47
The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(In thousands)	2018	2017
Benefit obligation, beginning of year	$1,187	$1,023
Service cost	112	16
Interest cost	13	10
Benefit obligation, end of period	$1,312	$1,049
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
As of March 31, 2018, the Company had total year to date expenses of $21 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended March 31, 2018 and 2017.

13.  Regulatory Capital

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide. In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, the FDIC approved, as an interim final rule in July 2013, the regulatory capital requirements substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for U.S. state nonmember banks and the Office of the Comptroller of the Currency for national banks.

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

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at March 31, 2018 and December 31, 2017, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At March 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.46%	9.12%	4.000%		4.00%		5.00%
CET1	11.14%	11.60%	6.375%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.07%	11.60%	7.875%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.24%	12.81%	9.875%	(1)	10.50%	(2)	10.00%

(1) Includes 1.875% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.37%	9.03%	4.000%		4.00%		5.00%
CET1	10.81%	11.33%	5.750%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	11.75%	11.33%	7.250%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	12.87%	12.50%	9.250%	(3)	10.50%	(4)	10.00%

(3) Includes 1.25% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

ITEM 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2017 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through the internet and it's eighteen branch offices located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania as well as a loan production office in Bergen County, New Jersey.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, SBA and other commercial credits.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties.

The Company has two other wholly-owned subsidiaries: Unity (NJ) Statutory Trust II and Unity Risk Management, Inc.  On July 24, 2006, the Trust issued $10.0 million of trust preferred securities to investors.  These floating rate securities are treated as subordinated debentures on the Company’s financial statements.  However, they qualify as Tier I Capital for regulatory capital compliance purposes, subject to certain limitations.  Unity Risk Management, Inc. is the Company's captive insurance company that insures risks to the Bank not covered by the traditional commercial insurance market. The Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II, but it does consolidate the accounts of Unity Risk Management, Inc.

Earnings Summary

Net income totaled $5.2 million, or $0.48 per diluted share for the quarter ended March 31, 2018, compared to $3.2 million, or $0.30 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.53% and 17.69%, respectively, compared to 1.07 % and 12.02% for the same period a year ago.

First quarter highlights include:

•	Net interest income increased 23.9% compared to the prior year’s quarter due to strong loan growth and the increase in interest rate environment.

•	Net interest margin equaled 3.99% this quarter compared to 3.70% in the prior years' quarter. Higher yields on our earning assets such as loans offset the rising costs of deposits.

•	Noninterest income increased 3.7% compared to the prior year's quarter due to increased loan payoff fees, gains on the sales of SBA loans and bank owned life insurance ("BOLI") income.

•	Noninterest expense increased 10.1% compared to the prior year's quarter due to growth of our retail branch and lending networks.

•	The effective tax rate declined to 19.1% as a result of the "Tax Cuts and Jobs Act," which was enacted December 22, 2017 and lowered the corporate tax rate.

•	Residential mortgage, consumer and commercial loans increased 4.3%, 3.1% and 1.3%, respectively, while total loans increased 2.1% since year end 2017.

•	Time, noninterest-bearing demand and savings deposits rose 24.7%, 3.6% and 2.9%, respectively, while total deposits increased 7.1% since year-end 2017.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2018	2017
Net income per common share - Basic (1)	$0.49	$0.30
Net income per common share - Diluted (2)	$0.48	$0.30
Return on average assets	1.53%	1.07%
Return on average equity (3)	17.69%	12.02%
Efficiency ratio (4)	54.00%	59.08%

(1) Defined as net income divided by weighted average shares outstanding.
(2) Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3) Defined as net income divided by average shareholders' equity.
(4) Defined as noninterest expense divided by the sum of the net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended March 31, 2018, tax-equivalent net interest income amounted to $12.9 million, an increase of $2.5 million or 23.7 percent when compared to the same period in 2017.  The net interest margin increased 29 basis points to 3.99 percent for the quarter ended March 31, 2018, compared to 3.70 percent for the same period in 2017.  The net interest spread was 3.73 percent for the first quarter of 2018, a 27 basis point increase compared to the same period in 2017. This was due to strong loan growth, the rising interest rate environment and a stable cost of funds.

During the quarter ended March 31, 2018, tax-equivalent interest income was $15.6 million, an increase of $3.0 million or 24.0 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average securities, federal funds sold, interest-bearing deposits and repos.

•
Of the $3.0 million net increase in interest income on a tax-equivalent basis, $2.4 million of the increase was due to increased average earning assets, and $678 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $166.0 million to $1.3 billion for the first quarter of 2018 compared to $1.1 billion for the same period in 2017.  This was due primarily to a $194.8 million increase in average loans, primarily commercial, residential mortgage and consumer loans, partially offset by a $29.0 million decrease in federal funds sold, interest-bearing deposits and repos and a $1.8 million decrease in investment securities.

•
The yield on total interest-earning assets increased 37 basis points to 4.85 percent for the three months ended March 31, 2018 when compared to the same period in 2017. The yield on the loan portfolio increased 21 basis points to 5.07 percent.

Total interest expense was $2.8 million for the three months ended March 31, 2018, an increase of $564 thousand or 25.6 percent compared to the same period in 2017.  This increase was driven by the increased rate and volume of interest-bearing deposits and the increased volume of borrowed funds and subordinated debentures, partially offset by the decreased rate on the borrowed funds and subordinated debentures compared to a year ago:

•
Of the $564 thousand increase in interest expense, $278 thousand was due to increased rates on interest-bearing deposits, $204 thousand was due to an increase in the volume of borrowed funds and subordinated debentures and $182 thousand was due to an increase in the volume of interest-bearing deposits, partially offset by $100 thousand due to reduced rates paid on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $1.0 billion for the first quarter of 2018, an increase of $122.4 million or 13.9 percent compared to the prior year’s quarter.  The increase in interest-bearing liabilities was due to an increase in interest-bearing deposits and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 10 basis points to 1.12 percent. While the cost of interest-bearing deposits increased 14 basis points to 0.97 percent for the first quarter of 2018, the cost of borrowed funds and subordinated debentures decreased 29 basis points to 1.86 percent due to the use of derivative instruments to hedge interest risk. The increase in the cost of deposits was primarily driven by a promotional savings and time product.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2018 and 35 percent in 2017.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$48,936	$205	1.70%	$77,943	$129	0.67%
FHLB stock	7,799	134	6.97	5,776	93	6.53
Securities:
Taxable	63,393	492	3.15	64,148	491	3.10
Tax-exempt	5,349	38	2.88	6,443	67	4.22
Total securities (A)	68,742	530	3.13	70,591	558	3.21
Loans:
SBA loans	68,376	1,183	7.02	57,960	854	5.98
SBA 504 loans	21,689	274	5.12	26,050	301	4.69
Commercial loans	610,720	7,452	4.95	512,543	6,166	4.88
Residential mortgage loans	371,061	4,340	4.74	297,203	3,384	4.62
Consumer loans	110,947	1,529	5.59	94,217	1,132	4.87
Total loans (B)	1,182,793	14,778	5.07	987,973	11,837	4.86
Total interest-earning assets	$1,308,270	$15,647	4.85%	$1,142,283	$12,617	4.48%

Noninterest-earning assets:
Cash and due from banks	23,244			23,578
Allowance for loan losses	(13,949)			(12,785)
Other assets	65,686			55,493
Total noninterest-earning assets	74,981			66,286
Total assets	$1,383,251			$1,208,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$178,385	$224	0.51%	$152,392	$153	0.41%
Total savings deposits	403,222	776	0.78	378,439	583	0.62
Total time deposits	252,000	1,000	1.61	222,307	804	1.47
Total interest-bearing deposits	833,607	2,000	0.97	753,138	1,540	0.83
Borrowed funds and subordinated debentures	167,458	768	1.86	125,499	664	2.15
Total interest-bearing liabilities	$1,001,065	$2,768	1.12%	$878,637	$2,204	1.02%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	252,128			215,405
Other liabilities	10,165			6,792
Total noninterest-bearing liabilities	262,293			222,197
Total shareholders' equity	119,893			107,735
Total liabilities and shareholders' equity	$1,383,251			$1,208,569

Net interest spread		$12,879	3.73%		$10,413	3.46%
Tax-equivalent basis adjustment		(7)			(23)
Net interest income		$12,872			$10,390
Net interest margin			3.99%			3.70%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2018 and 35 percent in 2017, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2018 and 35 percent in 2017.
໿

	For the three months ended March 31, 2018 versus March 31, 2017
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$(62)	$138	$76
FHLB stock	35	6	41
Securities	(16)	(12)	(28)
Loans	2,395	546	2,941
Total interest income	$2,352	$678	$3,030
Interest expense:
Demand deposits	$29	$42	$71
Savings deposits	39	154	193
Time deposits	114	82	196
Total interest-bearing deposits	182	278	460
Borrowed funds and subordinated debentures	204	(100)	104
Total interest expense	386	178	564
Net interest income - fully tax-equivalent	$1,966	$500	$2,466
Decrease in tax-equivalent adjustment			16
Net interest income			$2,482

Provision for Loan Losses

The provision for loan losses totaled $500 thousand for the three months ended March 31, 2018, compared to $250 thousand for the three months ended March 31, 2017. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(In thousands)	2018	2017
Branch fee income	$330	$331
Service and loan fee income	564	512
Gain on sale of SBA loans held for sale, net	547	485
Gain on sale of mortgage loans, net	424	532
BOLI income	171	88
Net security losses	(15)	—
Other income	265	256
Total noninterest income	$2,286	$2,204

For the three months ended March 31, 2018, noninterest income increased $82 thousand to $2.3 million, compared to the same period last year. Quarterly noninterest income increased primarily due to higher service and loan fee income, gains on the sale of SBA loans and bank owned life insurance ("BOLI") income.

Changes in our noninterest income for the three months ended March 31, 2018 vs. 2017 reflect:

•	Branch fee income remained relatively flat for the three months ended March 31, 2018 when compared to the same period in the prior year.

•	Service and loan fee income increased primarily due to higher loan payoff fees.

•	SBA loan sales during the first quarter of 2018 totaled $5.8 million with a net gain of $547 thousand, compared to $6.0 million in sales with a net gain of $485 thousand in the prior year's quarter.

•
During the quarter, $20.1 million in residential mortgage loans were sold at a gain of $424 thousand, compared to $25.7 million in loans sold at a gain of $532 thousand during the prior year's quarter. Residential mortgage loans are sold as a tool to manage liquidity needs within the bank.

•
Bank owned life insurance ("BOLI") income increased $83 thousand for the three months ended March 31, 2018 when compared to the same period in the prior year primarily due to the purchase of a $10.0 million Separate Account BOLI policy.

•
There were no gains on the sale of securities for the three months ended March 31, 2018 or 2017. Due to the adoption of ASU 2016-01 in January of 2018, there was a $15 thousand adjustment to net income in the first quarter of 2018 resulting from unrealized losses on equity securities.

•	Other income increased in the quarterly period primarily due to increased service charges on Visa check cards.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(In thousands)	2018	2017
Compensation and benefits	$4,834	$4,095
Occupancy	690	600
Processing and communications	689	604
Furniture and equipment	536	511
Professional services	251	226
Loan collection and OREO expenses	6	341
Other loan expenses	33	83
Deposit insurance	186	76
Advertising	319	236
Director fees	162	197
Other expenses	488	471
Total noninterest expense	$8,194	$7,440

Noninterest expense increased $754 thousand to $8.2 million for the three months ended March 31, 2018.
Changes in noninterest expense for the three months ended March 31, 2018 versus 2017 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $739 thousand for the three months ended March 31, 2018, when compared to 2017. Expenses have risen as we expanded our branch network, lending and support staff. This additional headcount has resulted in higher salary, commission and benefit expenses such as medical insurance, retirement and 401(k) plan benefits.

•
Due to expansion, occupancy expense increased $90 thousand for the three months ended March 31, 2018. Rental and utilities expense as well as seasonal snow removal also increased compared to the same period last year.

•	Processing and communications expenses increased $85 thousand for the three months ended March 31, 2018, primarily due to increased armored car expense from the addition of new branches.

•
Furniture and equipment expense increased $25 thousand during the first quarter of 2018, primarily due to investment in our technology infrastructure through equipment, network and software upgrades that will improve our efficiency and help to keep our data secure.

•	Professional service fees increased $25 thousand for the three months ended March 30, 2018, primarily due to higher legal expenses.

•	Loan collection and OREO costs decreased $335 thousand compared to the prior year's quarter due to a loss of $253 thousand on the sale of an OREO property in the first quarter of 2017.

•	Other loan expenses decreased $50 thousand for the three months ended March 31, 2018, compared to the prior year's quarter, primarily due to a decrease in loan appraisal expenses.

•	Deposit insurance expense increased $110 thousand for the three months ended March 31, 2018.

•	Advertising expense increased $83 thousand compared to the prior year's quarter in support of our retail and lending staff as well as branch expansions and retail promotions.

•	Director fees decreased $35 thousand for the three months ended March 31, 2018.

•	Other expenses increased $17 thousand for the three months ended March 31, 2018, primarily due to higher officer and employee training expenses.

Income Tax Expense

For the quarter ended March 31, 2018, the Company reported income tax expense of $1.2 million for an effective tax rate of 19.1 percent, compared to income tax expense of $1.7 million and an effective tax rate of 34.9 percent for the prior year’s quarter. The decrease in the effective tax rate was due to the "Tax Cuts and Jobs Act", which lowered the corporate tax rate from 35% to 21% starting in 2018. For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at March 31, 2018

Total assets decreased $15.6 million or 1.1 percent, to $1.4 billion at March 31, 2018, when compared to year end 2017.  This decrease was due to decreases of $34.0 million in cash and cash equivalents and $2.3 million in securities, partially offset by an increase of $23.8 million in net loans.

Total deposits increased $74.4 million, due to increases of $55.6 million in time deposits, $11.7 million in savings deposits and $9.2 million in noninterest-bearing demand deposits, partially offset by a decrease of $2.1 million in interest-bearing demand deposits. Borrowed funds decreased $94.0 million due to a reduction in overnight borrowings.

Total shareholders’ equity increased $5.0 million over year end 2017, primarily due to earnings and an increase in common stock, partially offset by dividends paid during the three months ended March 31, 2018.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS, HTM and equity investments.  Management determines the appropriate security classification of AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS securities totaled $50.2 million at March 31, 2018, a decrease of $2.1 million or 4.0 percent, compared to $52.3 million at December 31, 2017.  This net decrease was the result of:

•	$1.3 million in principal payments and maturities,

•
$806 thousand of depreciation in the market value of the portfolio. At March 31, 2018, the portfolio had a net unrealized loss of $1.3 million compared to a net unrealized loss of $476 thousand at December 31, 2017. These net unrealized losses are reflected net of tax in net income, and

•	$46 thousand in net amortization of premiums.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 6.2 years at March 31, 2018 and December 31, 2017.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Equity securities consist of Community Reinvestment Act ("CRA") investments and the Company's current other equity holdings. These securities were transferred from available for sale and reclassified into equity securities on the balance sheet as a result of the adoption of ASU 2016-01 in January 2018.

Equity securities totaled $1.2 million as of March 31, 2018 and December 31, 2017. As of March 31, 2018, $15 thousand in unrealized losses in equity securities were reclassified to net income.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $16.2 million at March 31, 2018, a decrease of $139 thousand or 0.9 percent, from year end 2017.  This decrease was the result of:

•	$132 thousand in principal payments and maturities and

•	$7 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 6.0 years and 5.9 years at March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018 and December 31, 2017, the fair value of HTM securities was $16.2 million and $16.3 million, respectively.

The average balance of taxable securities amounted to $63.4 million for the three months ended March 31, 2018, compared to $64.1 million for the same period in 2017.  The average yield earned on taxable securities increased 5 basis points, to 3.15 percent for the three months ended March 31, 2018, from 3.10 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $5.3 million for the three months ended March 31, 2018, compared to $6.4 million for the same period in 2017.  The average yield earned on tax-exempt securities decreased 134 basis points, to 2.88 percent for the three months ended March 31, 2018, from 4.22 percent for the same period in 2017.

Securities with a carrying value of $3.9 million and $20.8 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 81 percent of the total investment portfolio had a fixed rate of interest at March 31, 2018.

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

Total loans increased $24.4 million or 2.1 percent to $1.2 billion at March 31, 2018, compared to year end 2017.  Residential mortgage, commercial and consumer loans increased $15.7 million, $8.1 million, and $3.4 million, respectively, partially offset by a decrease of $2.5 million and $306 thousand in SBA and SBA 504 loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$42,734	3.6%	$43,999	3.8%
SBA 504 loans	21,565	1.8	21,871	1.9
Commercial loans	615,119	51.4	606,994	51.8
Residential mortgage loans	380,857	31.9	365,145	31.2
Consumer loans	113,256	9.5	109,855	9.4
Total loans held for investment	1,173,531	98.2	1,147,864	98.1
SBA loans held for sale	21,579	1.8	22,810	1.9
Total loans	$1,195,110	100.0%	$1,170,674	100.0%

Average loans increased $194.8 million or 19.7 percent to $1.2 billion for the three months ended March 31, 2018 from $988.0 million for the same period in 2017.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans, partially offset by a decline in SBA 504 loans.  The yield on the overall loan portfolio increased 21 basis points to 5.07 percent for the three months ended March 31, 2018 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $21.6 million at March 31, 2018, a decrease of $1.2 million from $22.8 million at December 31, 2017.   SBA 7(a) loans held to maturity amounted to $42.7 million at March 31, 2018, a decrease of $1.3 million from $44.0 million at December 31, 2017.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.02 percent for the three months ended March 31, 2018, compared to 5.98 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $96.6 million and $97.5 million in SBA loans were sold but serviced by the Company at March 31, 2018 and December 31, 2017, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property.  Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.  At March 31, 2018, SBA 504 loans totaled $21.6 million, a decrease of $306 thousand from $21.9 million at December 31, 2017.  The yield on SBA 504 loans increased 43 basis points to 5.12 percent for the three months ended March 31, 2018, from 4.69 percent for the same period in 2017.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $615.1 million at March 31, 2018, an increase of $8.1 million from year end 2017.  The yield on commercial loans was 4.95 percent for the three months ended March 31, 2018, compared to 4.88 percent for the same period in 2017.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $380.9 million at March 31, 2018, an increase of $15.7 million from year end 2017.  Sales of mortgage loans totaled $20.1 million for the three months ended March 31, 2018.  Approximately $2.7 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.74 percent for the three months ended March 31, 2018, compared to 4.62 percent in the 2017 period.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $113.3 million, an increase of $3.4 million from year end 2017 primarily related to consumer construction loans.  The yield on consumer loans was 5.59 percent for the three months ended March 31, 2018, compared to 4.87 percent for the same period in 2017.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2018 and December 31, 2017, approximately 94 percent of the Company’s loan portfolio was secured by real estate.

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

At March 31, 2018, there was one loan totaling $774 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $786 thousand at December 31, 2017.  The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2018	December 31, 2017	March 31, 2017
Nonperforming by category:
SBA loans held for investment (1)	$933	$632	$1,239
SBA 504 loans	—	—	237
Commercial loans	1,069	68	1,499
Residential mortgage loans	1,952	1,669	2,514
Consumer loans	323	625	2,269
Total nonperforming loans (2)	$4,277	$2,994	$7,758
OREO	56	426	1,172
Total nonperforming assets	$4,333	$3,420	$8,930
Past due 90 days or more and still accruing interest:
Commercial loans	$—	$60	$—
Total past due 90 days or more and still accruing interest	$—	$60	$—
Nonperforming loans to total loans	0.36%	0.26%	0.78%
Nonperforming loans and TDRs to total loans (3)	0.42	0.32	0.78
Nonperforming assets to total loans and OREO	0.36	0.29	0.89
Nonperforming assets to total assets	0.30	0.23	0.73
(1) Guaranteed SBA loans included above	$27	$27	$60
(2) Nonperforming TDRs included above	—	—	—
(3) Performing TDRs	774	786	—

Nonperforming loans were $4.3 million at March 31, 2018, a $1.3 million increase from $3.0 million at year end 2017 and a $3.5 million decrease from $7.8 million at March 31, 2017.  Since year end 2017, nonperforming loans in the commercial, SBA, and residential loan segments increased, partially offset by a decrease in the consumer loan segment.  Included in nonperforming loans at March 31, 2018 and December 31, 2017 are approximately $27 thousand of loans guaranteed by the SBA, compared to $60 thousand at March 31, 2017.  In addition, there were $60 thousand in loans past due 90 days or more and still accruing interest at December 31, 2017, compared to no such loans at March 31, 2018 and 2017, respectively.

OREO properties totaled $56 thousand at March 31, 2018, a decrease of $370 thousand from $426 thousand at year end 2017 and a $1.1 million decrease from $1.2 million at March 31, 2017.  During the three months ended March 31, 2018, the Company took title to one new property valued at $106 thousand that resulted in a charge to the allowance of $125 thousand.  Two OREO properties were sold, resulting in net recoveries of $24 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.7 million at March 31, 2018, an increase of $749 thousand from $4.0 million at December 31, 2017.  The increase is due to the addition of 10 loans totaling $2.2 million, offset by the deletion of four loans totaling $1.4 million.

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

The allowance for loan losses totaled $14.2 million at March 31, 2018 compared to $13.6 million at December 31, 2017, and $12.7 million at March 31, 2017, with resulting allowance to total loan ratios of 1.19 percent, 1.16 percent, and 1.27 percent, respectively.  Net recoveries amounted to $140 thousand for the three months ended March 31, 2018, compared to net charge-offs of $148 thousand for the same period in 2017. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2018	2017
Balance, beginning of period	$13,556	$12,579
Provision for loan losses charged to expense	500	250
Less: Chargeoffs
SBA loans held for investment	81	109
Commercial loans	—	76
Consumer loans	6	66
Total chargeoffs	87	251
Add: Recoveries
SBA loans held for investment	64	37
Commercial loans	16	53
Residential mortgage loans	13	12
Consumer loans	134	1
Total recoveries	227	103
Net (recoveries) charge-offs	(140)	148
Balance, end of period	$14,196	$12,681
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.10%	0.50%
Commercial loans	(0.01)	0.02
Residential mortgage loans	(0.01)	(0.02)
Consumer loans	(0.47)	0.28
Total loans	(0.05)	0.06
Allowance to total loans	1.19	1.27
Allowance to nonperforming loans	331.91%	163.46%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2018, a $286 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $292 thousand commitment reserve at December 31, 2017.

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

Total deposits increased $74.4 million to $1.1 billion at March 31, 2018, from $1.0 billion at December 31, 2017.  This increase in deposits was due to increases of $55.6 million in time deposits, $11.7 million in savings deposits, and $9.2 million in noninterest-bearing demand deposits, partially offset by a decrease of $2.1 million in interest-bearing demand deposits. The increase in time and savings was primarily due to new promotions. The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships.

The Company’s deposit composition at March 31, 2018, consisted of 36.5 percent savings deposits, 25.2 percent time deposits, 23.7 percent noninterest-bearing demand deposits and 14.6 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York and repurchase agreements.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB, while investment securities are pledged against the repurchase agreements.

Borrowed funds and subordinated debentures totaled $191.3 million and $285.3 million at March 31, 2018 and December 31, 2017, respectively, and are broken down in the following table:

(In thousands)	March 31, 2018	December 31, 2017
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	50,000	50,000
Overnight advances	91,000	170,000
Other repurchase agreements	—	15,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$191,310	$285,310

The $94.0 million decrease in total borrowed funds and subordinated debentures was due to a $79.0 million decrease in FHLB overnight borrowings and a $15.0 million decrease in other repurchase agreements. The following transactions impacted borrowed funds and subordinated debentures:

•	A $91.0 million FHLB overnight line of credit advance issued on March 30, 2018 was at a rate of 2.00% and was repaid on April 2, 2018.

•	A $15.0 million repurchase agreement borrowing with a rate of 3.670% that matured on February 28, 2018.

•
A $10.0 million ARC FHLB borrowing with a rate of 1.173% that matured on February 16, 2018. This $10.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR plus 0.105%. A swap instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.208% that matures on February 16, 2021.

•
A $20.0 million ARC FHLB borrowing with a rate of 1.158% that matured on January 5, 2018. This $20.0 million FHLB advance was renewed for an additional six months at a rate of LIBOR plus 0.105%. A swap instrument was implemented which modified the borrowing to a 5 year fixed rate borrowing at 1.153% that matures on July 5, 2021.

In March 2018, the FHLB issued a $12.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary to secure certain municipal deposits held by the Bank.

At March 31, 2018, the Company had $223.0 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Interest Rate Sensitivity

The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest-rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and liquidity requirements, and actively manage risk within the Board approved guidelines.  The Company seeks to reduce the vulnerability of operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Management Committee (“ALCO”) of the Board of Directors.  The ALCO reviews the maturities and re-pricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2018, is a decline of 0.75 percent in a rising-rate environment and an increase of 0.10 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2018 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2017, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.81 percent in a rising-rate environment and a decrease of 0.15 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2018, the balance of cash and cash equivalents was $116.3 million, a decrease of $34.0 million from December 31, 2017.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $7.6 million and $6.8 million in net cash for the three months ended March 31, 2018 and 2017, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $21.6 million and $43.1 million in net cash for the three months ended March 31, 2018 and 2017, respectively.  Cash was primarily used to fund new loans and purchase FHLB stock, partially offset by proceeds from redemption of FHLB stock.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $50.2 million and $52.3 million at March 31, 2018 and December 31, 2017, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $6.7 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $21.6 million and $22.8 million at March 31, 2018 and December 31, 2017, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $286.2 million to its borrowers as of March 31, 2018, compared to $291.9 million at December 31, 2017.  At March 31, 2018, $209.6 million of these commitments expire within one year, compared to $209.3 million at December 31, 2017.  The Company had $4.4 million and $5.6 million in standby letters of credit at March 31, 2018 and December 31, 2017, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities used $20.0 million in net cash for the three months ended March 31, 2018, compared to providing $33.6 million for the same period in the prior year, primarily due to repayments of borrowings, partially offset by proceeds from new borrowings and an increase in the Company’s deposits.

•
Deposits.  As of March 31, 2018, deposits included $87.5 million of Government deposits, as compared to $99.6 million at year end 2017.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $80.1 million of deposits from thirteen municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $181.0 million and $260.0 million as of March 31, 2018 and December 31, 2017, respectively.  There were no third party repurchase agreements as of March 31, 2018 compared to a total of $15.0 million at December 31, 2017.  As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2018, pledging provided an additional $223.0 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At March 31, 2018, the Parent Company had $1.9 million in cash and cash equivalents and $279 thousand in investment securities valued at fair market value, compared to $1.6 million and $278 thousand at December 31, 2017.

Regulatory Capital

Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt,  preferred stock and hybrid instruments which do not qualify as tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Company and the Bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets).  A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-weighted assets of 4 percent and combined tier 1 and tier 2 capital as a percentage of risk-weighted assets of 8 percent.  In addition, banks are required to meet a leverage capital requirement, which measures tier 1 capital against average assets.  Banks which are highly rated and not experiencing significant growth are required to maintain a leverage ratio of 3 percent while all other banks are expected to maintain a leverage ratio 1 to 2 percentage points higher.  Finally, the Bank is required to maintain a ratio of common equity tier 1 capital, consisting solely of common equity, to risk-weighted assets of at least 4.5%. The Company is subject to similar requirements on a consolidated basis.

The following tables summarize the Company’s and the Bank’s regulatory capital ratios at March 31, 2018 and December 31, 2017, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”  The Company's capital amounts and ratios reflect the capital decreases described above.

	At March 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.46%	9.12%	4.000%		4.00%		5.00%
CET1	11.14%	11.60%	6.375%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.07%	11.60%	7.875%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.24%	12.81%	9.875%	(1)	10.50%	(2)	10.00%

(1) Includes 1.875% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.37%	9.03%	4.000%		4.00%		5.00%
CET1	10.81%	11.33%	5.750%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	11.75%	11.33%	7.250%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	12.87%	12.50%	9.250%	(3)	10.50%	(4)	10.00%

(3) Includes 1.25% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $5.0 million to $123.1 million at March 31, 2018 compared to $118.1 million at December 31, 2017, primarily due to net income of $5.2 million. Other items impacting shareholders’ equity included $619 thousand in dividends paid on common stock, $554 thousand from the issuance of common stock under employee benefit plans, $176 thousand in accumulated other comprehensive loss net of tax, and $11 thousand in tax rate adjustments made to accumulated other comprehensive income. As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $66 thousand from accumulated other comprehensive income to retained earnings. As a result of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $56 thousand of gains (losses) on available for sale equity securities sitting in accumulated other comprehensive income as of December 31, 2017 to beginning retained earnings as of January 1, 2018. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2018 or 2017.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2018, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of March 31, 2018 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2017.

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

UNITY BANCORP, INC.

Dated:	May 3, 2018	/s/ Alan J. Bedner, Jr.
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