Form 10-Q
period 2018-09-30
UNITY BANCORP INC /NJ/
filed 2018-11-06
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 30, 2018 common stock, no par value: 10,759,175 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$23,217	$23,701
Federal funds sold, interest-bearing deposits and repos	121,339	126,553
Cash and cash equivalents	144,556	150,254
Securities:
Securities available for sale (amortized cost of $48,596 and $52,763 in 2018 and 2017, respectively)	46,874	52,287
Securities held to maturity (fair value of $15,016 and $16,346 in 2018 and 2017, respectively)	15,325	16,307
Equity securities (amortized cost of $1,262 in 2018 and 2017)	1,200	1,206
Total securities	63,399	69,800
Loans:
SBA loans held for sale	13,029	22,810
SBA loans held for investment	41,051	43,999
Commercial loans	697,075	628,865
Residential mortgage loans	413,652	365,145
Consumer loans	118,497	109,855
Total loans	1,283,304	1,170,674
Allowance for loan losses	(14,988)	(13,556)
Net loans	1,268,316	1,157,118
Premises and equipment, net	23,416	23,470
Bank owned life insurance ("BOLI")	24,544	24,227
Deferred tax assets	5,310	4,017
Federal Home Loan Bank ("FHLB") stock	9,445	12,863
Accrued interest receivable	6,412	5,447
Other real estate owned ("OREO")	56	426
Goodwill	1,516	1,516
Prepaid expenses and other assets	6,182	6,358
Total assets	$1,553,152	$1,455,496
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$271,321	$256,119
Interest-bearing demand	180,189	164,997
Savings	408,927	396,557
Time, under $100,000	187,078	133,881
Time, $100,000 to $250,000	112,916	71,480
Time, $250,000 and over	59,042	20,103
Total deposits	1,219,473	1,043,137
Borrowed funds	180,000	275,000
Subordinated debentures	10,310	10,310
Accrued interest payable	506	436
Accrued expenses and other liabilities	9,796	8,508
Total liabilities	1,420,085	1,337,391
Shareholders' equity:
Common stock	88,149	86,782
Retained earnings	45,121	31,117
Accumulated other comprehensive (loss) income	(203)	206
Total shareholders' equity	133,067	118,105
Total liabilities and shareholders' equity	$1,553,152	$1,455,496

Issued and outstanding common shares	10,756	10,615

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$187	$262	$563	$595
FHLB stock	101	85	359	252
Securities:
Taxable	465	512	1,442	1,543
Tax-exempt	28	40	88	127
Total securities	493	552	1,530	1,670
Loans:
SBA loans	1,050	1,042	3,365	2,781
Commercial loans	8,784	7,211	24,718	20,562
Residential mortgage loans	4,803	3,636	13,666	10,603
Consumer loans	1,776	1,407	5,003	3,806
Total loans	16,413	13,296	46,752	37,752
Total interest income	17,194	14,195	49,204	40,269
INTEREST EXPENSE
Interest-bearing demand deposits	330	168	813	482
Savings deposits	1,049	733	2,768	1,994
Time deposits	1,739	823	4,042	2,441
Borrowed funds and subordinated debentures	509	654	1,997	1,992
Total interest expense	3,627	2,378	9,620	6,909
Net interest income	13,567	11,817	39,584	33,360
Provision for loan losses	500	500	1,550	1,150
Net interest income after provision for loan losses	13,067	11,317	38,034	32,210
NONINTEREST INCOME
Branch fee income	357	355	1,107	1,029
Service and loan fee income	465	448	1,441	1,472
Gain on sale of SBA loans held for sale, net	253	385	1,383	1,348
Gain on sale of mortgage loans, net	597	392	1,442	1,188
BOLI income	464	111	810	289
Net security gains (losses)	2	53	(6)	69
Other income	341	264	900	838
Total noninterest income	2,479	2,008	7,077	6,233
NONINTEREST EXPENSE
Compensation and benefits	5,704	4,268	15,274	12,662
Occupancy	675	600	2,057	1,791
Processing and communications	709	656	2,072	1,892
Furniture and equipment	586	513	1,732	1,537
Professional services	270	247	682	724
Loan collection and OREO (recoveries) expenses	(331)	114	(320)	493
Other loan expenses	51	47	137	149
Deposit insurance	191	156	593	376
Advertising	370	299	1,051	859
Director fees	175	150	502	496
Other expenses	401	504	1,373	1,439
Total noninterest expense	8,801	7,554	25,153	22,418
Income before provision for income taxes	6,745	5,771	19,958	16,025
Provision for income taxes	1,255	2,014	3,841	5,632
Net income	$5,490	$3,757	$16,117	$10,393

Net income per common share - Basic	$0.51	$0.36	$1.50	$0.99
Net income per common share - Diluted	$0.50	$0.35	$1.48	$0.97

Weighted average common shares outstanding - Basic	10,743	10,572	10,713	10,543
Weighted average common shares outstanding - Diluted	10,936	10,761	10,910	10,734
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	September 30, 2018			September 30, 2017
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$6,745	$1,255	$5,490	$5,771	$2,014	$3,757
Other comprehensive loss
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(293)	(82)	(211)	(128)	(55)	(73)
Less: reclassification adjustment for gains on securities included in net income	2	—	2	53	19	34
Total unrealized losses on securities available for sale	(295)	(82)	(213)	(181)	(74)	(107)

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	6	15	21	9	12
Total adjustments related to defined benefit plan	21	6	15	21	9	12

Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(7)	(2)	(5)	48	20	28
Total unrealized (losses) gains on cash flow hedges	(7)	(2)	(5)	48	20	28
Total other comprehensive loss	(281)	(78)	(203)	(112)	(45)	(67)
Total comprehensive income	$6,464	$1,177	$5,287	$5,659	$1,969	$3,690

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the nine months ended
	September 30, 2018			September 30, 2017
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$19,958	$3,841	$16,117	$16,025	$5,632	$10,393
Other comprehensive loss
Investment securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(1,236)	(371)	(865)	137	50	87
Less: reclassification adjustment for gains on securities included in net income	9	1	8	69	24	45
Total unrealized (losses) gains on securities available for sale	(1,245)	(372)	(873)	68	26	42

Adjustments related to defined benefit plan:
Amortization of prior service cost	63	167	(104)	63	26	37
Total adjustments related to defined benefit plan	63	167	(104)	63	26	37

Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	658	55	603	(183)	(75)	(108)
Total unrealized gains (losses) on cash flow hedges	658	55	603	(183)	(75)	(108)
Total other comprehensive loss	(524)	(150)	(374)	(52)	(23)	(29)
Total comprehensive income	$19,434	$3,691	$15,743	$15,973	$5,609	$10,364

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2018 and 2017
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss)	shareholders' equity
Balance, December 31, 2017	10,615	$86,782	$31,117	$206	$118,105
Net income			16,117		16,117
Other comprehensive loss, net of tax				(374)	(374)
Dividends on common stock ($0.20 per share)		81	(2,148)		(2,067)
Common stock issued and related tax effects (1)	141	1,286			1,286
Balance, Retained earnings impact due to adoption of ASU 2016-01 (2)			(40)	40	—
Tax rate adjustment to AOCI (3)			75	(75)	—
Balance, September 30, 2018	10,756	$88,149	$45,121	$(203)	$133,067

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income	shareholders' equity
Balance, December 31, 2016	10,477	$85,383	$20,748	$160	$106,291
Net income			10,393		10,393
Other comprehensive loss, net of tax				(29)	(29)
Dividends on common stock ($0.17 per share)		115	(1,881)		(1,766)
Common stock issued and related tax effects (1)	109	925			925
Balance, September 30, 2017	10,586	$86,423	$29,260	$131	$115,814

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

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net income	$16,117	$10,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,550	1,150
Net amortization of purchase premiums and discounts on securities	170	216
Depreciation and amortization	1,359	1,071
Deferred income tax benefit	(1,337)	(234)
Net security gains	—	(69)
Stock compensation expense	786	571
(Gain) loss on sale of OREO	(169)	253
Valuation writedowns on OREO	—	151
Gain on sale of mortgage loans held for sale, net	(1,155)	(1,380)
Gain on sale of SBA loans held for sale, net	(1,383)	(1,348)
Origination of mortgage loans held for sale	(65,304)	(66,184)
Origination of SBA loans held for sale	(7,718)	(17,232)
Proceeds from sale of mortgage loans held for sale, net	66,459	67,564
Proceeds from sale of SBA loans held for sale, net	18,597	17,035
BOLI income	(810)	(289)
Net change in other assets and liabilities	1,715	1,060
Net cash provided by operating activities	28,877	12,728
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(163)
Purchases of securities available for sale	—	(25,882)
Purchases of FHLB stock, at cost	(51,797)	(6,136)
Maturities and principal payments on securities held to maturity	954	1,251
Maturities and principal payments on securities available for sale	4,026	10,850
Proceeds from sales of securities held to maturity	—	529
Proceeds from sales of securities available for sale	—	2,777
Proceeds from redemption of FHLB stock	55,215	4,845
Proceeds from sale of OREO	439	794
Net increase in loans	(122,540)	(119,404)
Proceeds from BOLI	493	—
Purchases of BOLI	—	(10,000)
Purchases of premises and equipment	(1,134)	(757)
Net cash used in investing activities	(114,344)	(141,296)
FINANCING ACTIVITIES
Net increase in deposits	176,336	97,909
Proceeds from new borrowings	180,000	97,000
Repayments of borrowings	(275,000)	(66,000)
Proceeds from exercise of stock options	500	360
Dividends on common stock	(2,067)	(1,766)
Net cash provided by financing activities	79,769	127,503
Decrease in cash and cash equivalents	(5,698)	(1,065)
Cash and cash equivalents, beginning of period	150,254	105,895
Cash and cash equivalents, end of period	$144,556	$104,830

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$9,550	$6,939
Income taxes paid	4,241	4,502
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	—	13
Capitalization of servicing rights	708	145
Transfer of loans to OREO	127	872

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2018

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income	$5,490	$3,757	$16,117	$10,393
Weighted average common shares outstanding - Basic	10,743	10,572	10,713	10,543
Plus: Potential dilutive common stock equivalents	193	189	197	191
Weighted average common shares outstanding - Diluted	10,936	10,761	10,910	10,734
Net income per common share - Basic	$0.51	$0.36	$1.50	$0.99
Net income per common share - Diluted	0.50	0.35	1.48	0.97
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	$40	$77	$103	$70

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

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax.

For the quarter ended September 30, 2018, the Company reported income tax expense of $1.3 million for an effective tax rate of 18.6 percent, compared to an income tax expense of $2.0 million and an effective tax rate of 34.9 percent for the prior year’s quarter. For the nine months ended September 30, 2018, the Company reported income tax expense of $3.8 million for an effective tax rate of 19.2 percent, compared to an income tax expense of $5.6 million and an effective tax rate of 35.1 percent for the nine months ended September 30, 2017. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2018 or 2017.  The Company did not have an accrual for uncertain tax positions as of September 30, 2018 or December 31, 2017, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2013 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, net of tax:

	For the three months ended September 30, 2018
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(995)	$(460)	$1,490	$35
Other comprehensive loss before reclassification	(211)	—	(5)	(216)
Less amounts reclassified from accumulated other comprehensive income (loss)	2	(15)	—	(13)
Period change	(213)	15	(5)	(203)
Balance, end of period (1)	$(1,208)	$(445)	$1,485	$(168)

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

	For the three months ended September 30, 2017
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(12)	$(366)	$576	$198
Other comprehensive (loss) income before reclassification	(73)	—	28	(45)
Less amounts reclassified from accumulated other comprehensive income (loss)	34	(12)	—	22
Period change	(107)	12	28	(67)
Balance, end of period	$(119)	$(354)	$604	$131

	For the nine months ended September 30, 2018
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassification	(865)	—	603	(262)
Less amounts reclassified from accumulated other comprehensive income	8	104	—	112
Period change	(873)	(104)	603	(374)
Balance, end of period (1)	$(1,208)	$(445)	$1,485	$(168)

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

As of September 30, 2018, the fair value of the Company's AFS securities portfolio was $46.9 million.  Approximately 58 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $27.3 million at September 30, 2018.  Approximately $26.9 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at September 30, 2018.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

As of September 30, 2018, the fair value of the Company's equity securities portfolio was $1.2 million.

All of the Company’s equity securities were classified as Level 2 assets at September 30, 2018.  The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2018, as compared to the periods ended December 31, 2017 and September 30, 2017.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. Government sponsored entities	$5,577	$—	$5,577	$—
State and political subdivisions	4,659	—	4,659	—
Residential mortgage-backed securities	27,325	—	27,325	—
Corporate and other securities	9,313	—	9,313	—
Total securities available for sale	$46,874	$—	$46,874	$—

Equity securities	1,200	—	1,200	—
Total equity securities	$1,200	$—	$1,200	$—

Interest rate swap agreements	2,066	—	2,066	—
Total swap agreements	$2,066	$—	$2,066	$—

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. Government sponsored entities	$5,691	$—	$5,691	$—
State and political subdivisions	5,192	—	5,192	—
Residential mortgage-backed securities	31,878	—	31,878	—
Corporate and other securities	10,732	—	10,732	—
Total securities available for sale (1)	$53,493	$—	$53,493	$—

Interest rate swap agreements	1,407	—	1,407	—
Total swap agreements	$1,407	$—	$1,407	$—

(1)	Securities available for sale at December 31, 2017, include equity securities of $1.2 million.

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2018, the valuation allowance for impaired loans was $447 thousand, an increase of $115 thousand from $332 thousand at December 31, 2017.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at September 30, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Provision (Credit) During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$56	$—	$—	$56	$(196)
Impaired collateral-dependent loans	2,765	—	—	2,765	(84)

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Provision (Credit) During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$426	$—	$—	$426	$(299)
Impaired collateral-dependent loans	1,126	—	—	1,126	(52)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of September 30, 2018 and December 31, 2017 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2018 and December 31, 2017, the Bank had standby letters of credit outstanding of $5.6 million. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$144,556	$144,556	$150,254	$150,254
Securities (1)	Level 2	63,399	63,090	69,800	69,839
SBA loans held for sale	Level 2	13,029	14,220	22,810	25,568
Loans, net of allowance for loan losses (2)	Level 2	1,255,287	1,234,657	1,134,308	1,133,739
FHLB stock	Level 2	9,445	9,445	12,863	12,863
Servicing assets	Level 3	2,135	2,135	1,800	1,800
Accrued interest receivable	Level 2	6,412	6,412	5,447	5,447
OREO	Level 3	56	56	426	426
Financial liabilities:
Deposits	Level 2	1,219,473	1,215,309	1,043,137	1,041,111
Borrowed funds and subordinated debentures	Level 2	190,310	188,243	285,310	284,117
Accrued interest payable	Level 2	506	506	436	436

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3. These securities had book values of  $3.6 million and $3.7 million at September 30, 2018 and December 31, 2017, respectively, with market values of $3.4 million and $3.5 million.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.8 thousand and $1.1 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 7. Securities

This table provides the major components of AFS, HTM and Equity securities at amortized cost and estimated fair value at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,760	$—	$(183)	$5,577	$5,765	$—	$(74)	$5,691
State and political subdivisions	4,867	1	(209)	4,659	5,227	21	(56)	5,192
Residential mortgage-backed securities	28,315	69	(1,059)	27,325	32,111	153	(386)	31,878
Corporate and other securities	9,654	—	(341)	9,313	9,660	9	(143)	9,526
Total securities available for sale	$48,596	$70	$(1,792)	$46,874	$52,763	$183	$(659)	$52,287
Held to maturity:
U.S. Government sponsored entities	$2,789	$—	$(169)	$2,620	$3,026	$—	$(93)	$2,933
State and political subdivisions	951	94	—	1,045	1,113	144	—	1,257
Residential mortgage-backed securities	3,469	16	(86)	3,399	3,958	59	(18)	3,999
Commercial mortgage-backed securities	3,599	—	(226)	3,373	3,685	—	(142)	3,543
Corporate and other securities	4,517	62	—	4,579	4,525	89	—	4,614
Total securities held to maturity	$15,325	$172	$(481)	$15,016	$16,307	$292	$(253)	$16,346
Equity securities:
Total equity securities	$1,262	$47	$(109)	$1,200	$1,262	$15	$(71)	$1,206

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2018 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$3,646	1.61%	$1,931	2.17%	$—	—%	$5,577	1.80%
State and political subdivisions	—	—	1,151	3.43	1,674	2.41	1,834	2.69	4,659	2.77
Residential mortgage-backed securities	23	3.48	640	1.98	2,890	2.37	23,772	2.84	27,325	2.77
Corporate and other securities	—	—	3,102	3.14	6,211	4.54	—	—	9,313	4.07
Total securities available for sale	$23	3.48%	$8,539	2.44%	$12,706	3.40%	$25,606	2.83%	$46,874	2.92%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$2,789	1.98%	$2,789	1.98%
State and political subdivisions	—	—	—	—	494	5.07	457	5.84	951	5.44
Residential mortgage-backed securities	—	—	54	5.23	406	2.48	3,009	2.98	3,469	2.96
Commercial mortgage-backed securities	—	—	—	—	—	—	3,599	2.73	3,599	2.73
Corporate and other securities	—	—	—	—	4,517	5.73	—	—	4,517	5.73
Total securities held to maturity	$—	—%	$54	5.23%	$5,417	5.43%	$9,854	2.74%	$15,325	3.70%
Equity securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$1,200	2.04%	$1,200	2.04%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$734	$(17)	$4,843	$(166)	$5,577	$(183)
State and political subdivisions	6	2,029	(70)	1,834	(139)	3,863	(209)
Residential mortgage-backed securities	29	11,424	(319)	14,427	(740)	25,851	(1,059)
Corporate and other securities	6	5,537	(130)	3,776	(211)	9,313	(341)
Total temporarily impaired securities	46	$19,724	$(536)	$24,880	$(1,256)	$44,604	$(1,792)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,619	$(169)	$2,619	$(169)
Residential mortgage-backed securities	8	2,324	(39)	832	(47)	3,156	(86)
Commercial mortgage-backed securities	2	—	—	3,373	(226)	3,373	(226)
Total temporarily impaired securities	12	$2,324	$(39)	$6,824	$(442)	$9,148	$(481)
Equity securities:
Total temporarily impaired securities	3	$92	$(7)	$898	$(102)	$990	$(109)

	December 31, 2017
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$3,732	$(40)	$1,958	$(34)	$5,690	$(74)
State and political subdivisions	2	476	(6)	1,792	(50)	2,268	(56)
Residential mortgage-backed securities	22	20,646	(218)	4,028	(168)	24,674	(386)
Corporate and other securities	7	4,563	(30)	2,803	(184)	7,366	(214)
Total temporarily impaired securities	36	$29,417	$(294)	$10,581	$(436)	$39,998	$(730)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,933	$(93)	$2,933	$(93)
Residential mortgage-backed securities	2	—	—	979	(18)	979	(18)
Commercial mortgage-backed securities	2	—	—	3,543	(142)	3,543	(142)
Total temporarily impaired securities	6	$—	$—	$7,455	$(253)	$7,455	$(253)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2018.  There was no impairment on these securities at December 31, 2017.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2018 or December 31, 2017.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market value of underlying bonds and rate changes.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2018 or December 31, 2017.  The contractual terms do not allow the securities to be settled at a price less than the par value.  Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of September 30, 2018 or December 31, 2017.

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

Realized Gains and Losses

Gross realized gains on securities for the three and nine months ended September 30, 2018 and 2017 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Available for sale:
Realized gains	$—	$15	$—	$89
Realized losses	—	—	—	(58)
Total securities available for sale	—	15	—	31
Held to maturity:
Realized gains	—	38	—	38
Realized losses	—	—	—	—
Total securities held to maturity	—	38	—	38
Net gains on sales of securities	$—	$53	$—	$69

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There were no gross realized gains for the three and nine months ended September 30, 2018. There was a gross realized gain of $53 thousand for the three months ended September 30, 2017, and there was a gross realized gain of $127 thousand for the nine months ended September 30, 2017.

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

The Company follows ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which aims to simplify accounting for financial instruments and to converge the guidance between U.S. GAAP and IFRS. ASU 2016-01 also includes guidance on how entities account for equity investments, present and disclose financial instruments, and measure the valuation allowance on deferred tax assets related to available-for-sale debt securities. The guidance in ASU 2016-01 requires an entity to disaggregate the net gains and losses on the equity investments recognized in the income statement during a reporting period into realized and unrealized gains and losses. As a result, equity securities are no longer carried at fair value through other comprehensive income (OCI) or by applying the cost method to those equity securities that do not have readily determinable values. Equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. The Company adopted this standard as of January 1, 2018. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2018:

(In thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net gains (losses) recognized during the period on equity securities	2	(6)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	2	(6)

Pledged Securities

Securities with a carrying value of $3.8 million and $20.8 million for September 30, 2018 and December 31, 2017, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
SBA loans held for investment	$41,051	$43,999
Commercial loans
SBA 504 loans	29,530	21,871
Commercial other	102,555	82,825
Commercial real estate	516,634	469,696
Commercial real estate construction	48,356	54,473
Residential mortgage loans	413,652	365,145
Consumer loans
Home equity	59,703	55,817
Consumer other	58,794	54,038
Total loans held for investment	$1,270,275	$1,147,864
SBA loans held for sale	13,029	22,810
Total loans	$1,283,304	$1,170,674

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

At September 30, 2018, the Company owned one residential consumer property, which was fully charged off. At December 31, 2017, the Company owned $166 thousand in residential consumer properties that were included in OREO in the Consolidated Balance Sheets. Additionally, there were $4.4 million of residential consumer loans in the process of foreclosure at September 30, 2018, compared to $1.2 million at December 31, 2017.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2018:

	September 30, 2018
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$39,092	$863	$1,096	$41,051
Commercial loans
SBA 504 loans	28,458	—	1,072	29,530
Commercial other	101,909	187	459	102,555
Commercial real estate	511,297	2,076	3,261	516,634
Commercial real estate construction	48,356	—	—	48,356
Total commercial loans	690,020	2,263	4,792	697,075
Total SBA, SBA 504 and commercial loans	$729,112	$3,126	$5,888	$738,126

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$410,116	$3,536	$413,652
Consumer loans
Home equity		59,575	128	59,703
Consumer other		58,794	—	58,794
Total consumer loans		118,369	128	118,497
Total residential mortgage and consumer loans		$528,485	$3,664	$532,149

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$1,297	$1,297	$39,754	$41,051
Commercial loans
SBA 504 loans	—	—	—	—	—	29,530	29,530
Commercial other	36	—	—	15	51	102,504	102,555
Commercial real estate	2,212	—	—	1,219	3,431	513,203	516,634
Commercial real estate construction	—	—	—	—	—	48,356	48,356
Residential mortgage loans	4,234	950	546	3,536	9,266	404,386	413,652
Consumer loans
Home equity	62	195	—	128	385	59,318	59,703
Consumer other	—	—	—	—	—	58,794	58,794
Total loans held for investment	$6,544	$1,145	$546	$6,195	$14,430	$1,255,845	$1,270,275
SBA loans held for sale	—	—	—	—	—	13,029	13,029
Total loans	$6,544	$1,145	$546	$6,195	$14,430	$1,268,874	$1,283,304

(1)	At September 30, 2018, nonaccrual loans included $104 thousand of loans guaranteed by the SBA.

	December 31, 2017
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$240	$313	$—	$632	$1,185	$42,814	$43,999
Commercial loans
SBA 504 loans	—	—	—	—	—	21,871	21,871
Commercial other	23	—	60	25	108	82,717	82,825
Commercial real estate	558	1,073	—	43	1,674	468,022	469,696
Commercial real estate construction	—	—	—	—	—	54,473	54,473
Residential mortgage loans	1,830	958	—	1,669	4,457	360,688	365,145
Consumer loans
Home equity	51	205	—	625	881	54,936	55,817
Consumer other	3	—	—	—	3	54,035	54,038
Total loans held for investment	$2,705	$2,549	$60	$2,994	$8,308	$1,139,556	$1,147,864
SBA loans held for sale	—	—	—	—	—	22,810	22,810
Total loans	$2,705	$2,549	$60	$2,994	$8,308	$1,162,366	$1,170,674

(1)	At December 31, 2017, nonaccrual loans included $27 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2018:

	September 30, 2018
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$364	$358	$—
Commercial loans
Commercial real estate	1,219	1,219	—
Total commercial loans	1,219	1,219	—
Total impaired loans with no related allowance	1,583	1,577	—

With an allowance:
SBA loans held for investment (1)	973	835	325
Commercial loans
Commercial other	15	15	15
Commercial real estate	755	755	107
Total commercial loans	770	770	122
Total impaired loans with a related allowance	1,743	1,605	447

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,337	1,193	325
Commercial loans
Commercial other	15	15	15
Commercial real estate	1,974	1,974	107
Total commercial loans	1,989	1,989	122
Total individually evaluated impaired loans	$3,326	$3,182	$447

(1)	Balances are reduced by amount guaranteed by the SBA of $104 thousand at September 30, 2018.

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

Impaired loans increased $1.6 million at September 30, 2018 compared to December 31, 2017. The increase in impaired loans was primarily due to the downgrade of one commercial loan totaling $1.0 million and two SBA loans totaling $573 thousand, all of which were put on to nonaccrual in 2018.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2018 and 2017.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2018		2017
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,275	$—	$369	$29
Commercial loans
Commercial other	11	—	25	—
Commercial real estate	2,524	55	271	—
Total	$3,810	$55	$665	$29

(1)	Balances are reduced by the average amount guaranteed by the SBA of $120 thousand and $446 thousand for the three months ended September 30, 2018 and 2017, respectively.

	For the nine months ended September 30,
	2018		2017
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,003	$(2)	$785	$45
Commercial loans
SBA 504 loans	—	—	110	—
Commercial other	10	—	25	—
Commercial real estate	2,190	80	775	22
Total	$3,203	$78	$1,695	$67

(1)	Balances are reduced by the average amount guaranteed by the SBA of $82 thousand and $249 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company had one performing TDR with a balance of $755 thousand and $786 thousand as of September 30, 2018, and December 31, 2017, respectively, which was included in the impaired loan numbers as of such dates. At September 30, 2018, and December 31, 2017, there were specific reserves on the performing TDR of $107 thousand and $138 thousand, respectively. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified during the three or nine months ended September 30, 2018 and 2017 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or nine months ended September 30, 2018.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,637	$8,355	$3,493	$1,149	$—	$14,634
Charge-offs	(169)	—	—	—		(169)
Recoveries	1	5	—	17		23
Net (charge-offs) recoveries	(168)	5	—	17	—	(146)
Provision (credit) for loan losses charged to expense	66	317	119	(2)	—	500
Balance, end of period	$1,535	$8,677	$3,612	$1,164	$—	$14,988

	For the three months ended September 30, 2017
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,514	$7,387	$2,816	$1,083	$—	$12,800
Charge-offs	(34)	(31)	(5)	(170)	—	(240)
Recoveries	36	15	—	2	—	53
Net (charge-offs) recoveries	2	(16)	(5)	(168)	—	(187)
Provision for loan losses charged to expense	108	83	83	226	—	500
Balance, end of period	$1,624	$7,454	$2,894	$1,141	$—	$13,113

The following tables detail the activity in the allowance for loan losses portfolio segment for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$—	$13,556
Charge-offs	(354)	—	—	(22)		(376)
Recoveries	68	25	13	152		258
Net (charge-offs) recoveries	(286)	25	13	130	—	(118)
Provision (credit) for loan losses charged to expense	350	827	469	(96)	—	1,550
Balance, end of period	$1,535	$8,677	$3,612	$1,164	$—	$14,988

	For the nine months ended September 30, 2017
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$7,302	$2,593	$925	$183	$12,579
Charge-offs	(293)	(227)	(5)	(253)	—	(778)
Recoveries	76	71	12	3	—	162
Net (charge-offs) recoveries	(217)	(156)	7	(250)	—	(616)
Provision (credit) for loan losses charged to expense	265	308	294	466	(183)	1,150
Balance, end of period	$1,624	$7,454	$2,894	$1,141	$—	$13,113

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$325	$122	$—	$—	$447
Collectively evaluated for impairment	1,210	8,555	3,612	1,164	14,541
Total	$1,535	$8,677	$3,612	$1,164	$14,988
Loan ending balances:
Individually evaluated for impairment	$1,193	$1,989	$—	$—	$3,182
Collectively evaluated for impairment	39,858	695,086	413,652	118,497	1,267,093
Total	$41,051	$697,075	$413,652	$118,497	$1,270,275

	December 31, 2017
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$194	$138	$—	$—	$332
Collectively evaluated for impairment	1,277	7,687	3,130	1,130	13,224
Total	$1,471	$7,825	$3,130	$1,130	$13,556
Loan ending balances:
Individually evaluated for impairment	$605	$854	$—	$—	$1,459
Collectively evaluated for impairment	43,394	628,011	365,145	109,855	1,146,405
Total	$43,999	$628,865	$365,145	$109,855	$1,147,864

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2018, a $289 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $292 thousand commitment reserve at December 31, 2017.

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

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This eliminates the available for sale classification of accounting for equity securities and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price.  This update requires that equity securities be carried at fair value on the balance sheet and any periodic changes in value will be adjusted through the income statement.  A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2018. As of September 30, 2018, $6 thousand in unrealized losses on equity securities were reclassified to net income.

ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 was issued in three parts: (a) Section A, “Leases: Amendments to the FASB Accounting Standards Codification®,” (b) Section B, “Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®,” and (c) Section C, “Background Information and Basis for Conclusions.” While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant.  The update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged as the majority of operating leases should remain classified as operating leases and the income from them recognized, generally, on a straight-line basis over the lease term. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC 2016-02 mandates a modified retrospective transition for all entities. In January 2018, FASB issued ASU 2018-01, " Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842." ASU 2018-01 was issued to facilitate the implementation of ASU 2016-02. ASU 2018-01 would give entities the option to apply ASC 842 as of the effective date, rather than as of the beginning of the earliest period presented. Under this additional optional transition method, a cumulative-effect adjustment would be recognized in the opening balance of retained earnings in the period of adoption. Lessors would be able to apply a practical expedient under which they could elect, by class of underlying assets, to not separate nonlease components from the related lease components and account for the components as a single lease component if the timing and pattern of revenue recognition for the lease and nonlease components are the same, and the combined single lease component is classified as an operating lease. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the impact of the adoption of ASC 2016-02 and ASU 2018-01 on its consolidated financial statements. As of September 30, 2018, the Company had minimum noncancelable net operating lease payments of $3.8 million that are being evaluated. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance.

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

During the three and nine months ended September 30, 2018, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2018 and 2017, respectively is as follows:
໿

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages and years)	2018	2017	2018	2017
Notional amount	$60,000	$60,000	$60,000	$60,000
Weighted average pay rate	1.26%	1.26%	1.26%	1.26%
Weighted average receive rate	2.33%	1.20%	1.76%	1.04%
Weighted average maturity in years	2.12	3.11	2.49	3.49
Unrealized (loss) gain relating to interest rate swaps	$(7)	$59	$659	$(182)

At September 30, 2018, the unrealized gain relating to interest rate swaps was recorded as a derivative asset in Other Assets on our Consolidated Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the nine months ended September 30, 2018 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2017	504,573	$8.31	5.7	$5,772,843
Options granted	114,500	20.24
Options exercised	(100,973)	4.95
Options forfeited	(7,433)	15.47
Options expired	—	—
Outstanding at September 30, 2018	510,667	$11.54	6.7	$5,799,514
Exercisable at September 30, 2018	311,706	$7.95	5.4	$4,659,036

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of September 30, 2018, 2,462,585 shares have been reserved for issuance upon the exercise of options, 510,667 option grants are outstanding, and 1,676,613 option grants have been exercised, forfeited or expired, leaving 275,305 shares available for grant.

The fair values of the options granted during the nine months ended September 30, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during the three months ended September 30, 2018 and 2017:

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Number of options exercised	23,366	18,480	100,973	65,162
Total intrinsic value of options exercised	$462,533	$201,134	$1,699,924	$686,054
Cash received from options exercised	108,156	89,536	500,114	360,327
Tax deduction realized from options	$130,018	$82,163	$477,849	$280,253

The following table summarizes information about stock options outstanding and exercisable at September 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - 4.00	12,600	0.8	$3.69	12,600	$3.69
4.01 - 8.00	159,600	4.1	6.21	159,600	6.21
8.01 - 12.00	152,901	7.0	9.40	115,497	9.22
12.01 - 16.00	44,066	8.2	14.96	14,007	14.93
16.01 - 20.00	101,500	9.0	18.86	10,002	16.75
20.01 - 24.00	40,000	9.4	21.15	—	—
Total	510,667	6.7	$11.54	311,706	$7.95

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2018 and 2017 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Compensation expense	$115,345	$71,675	$357,007	$212,514
Income tax benefit	32,424	29,279	100,355	86,812

As of September 30, 2018, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $702 thousand.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2018:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2017	94,003	$12.53
Granted	38,300	20.64
Cancelled	(1,624)	17.00
Vested	(29,142)	11.30
Nonvested restricted stock at September 30, 2018	101,537	$15.87

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of September 30, 2018, 518,157 shares of restricted stock were reserved for issuance, of which 74,728 shares are available for grant.

Restricted stock awards granted during the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Number of shares granted	—	—	38,300	38,400
Average grant date fair value	$—	$—	$20.64	$16.36

Compensation expense related to restricted stock for the three and nine months ended September 30, 2018 and 2017 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Compensation expense	$143,854	$108,833	$429,990	$358,411
Income tax benefit	40,437	44,458	120,870	146,411

As of September 30, 2018, there was approximately $1.2 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $146 thousand and $119 thousand during the three months ended September 30, 2018 and 2017, respectively, and $458 thousand and $376 thousand during the nine months ended September 30, 2018 and 2017, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $22 thousand and $8 thousand during the three months ended September 30, 2018 and 2017, and $282 thousand and $134 thousand during the nine months ended September 30, 2018, and 2017 respectively.  The interest paid on the deferred balances totaled $18 thousand and $11 thousand during the three months ended September 30, 2018 and 2017, and $49 thousand and $32 thousand during the nine months ended September 30, 2018, and 2017 respectively.  The fees distributed on the deferred balances totaled $2 thousand and $3 thousand during the three months ended September 30, 2018 and 2017, and $9 thousand and $3 thousand during the nine months ended September 30, 2018, and 2017.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit payable under the Plan so that the Retirement Benefit shall be an amount equal to sixty percent (60%) of the average of Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $4.2 million.  A discount rate of 4.00 percent was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made during the three and nine months ended September 30, 2018. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Service cost (1)	$953	$35	$1,159	$86
Interest cost	16	11	47	32
Amortization of prior service cost	20	21	62	63
Net periodic benefit cost	$989	$67	$1,268	$181

(1) On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $850 thousand in current expense.

The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
(In thousands)	2018	2017
Benefit obligation, beginning of year	$1,187	$1,023
Service cost (1)	1,159	86
Interest cost	47	32
Benefit obligation, end of period	$2,393	$1,141

(1) On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $850 thousand in current expense.

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

As of September 30, 2018, the Company had total year to date expenses of $66 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $8 thousand and $1 thousand for the three months ended September 30, 2018 and 2017, and $10 thousand and $4 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at September 30, 2018 and December 31, 2017, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At September 30, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.74%	9.35%	4.000%		4.00%		5.00%
CET1	11.15%	11.52%	6.375%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.00%	11.52%	7.875%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.25%	12.77%	9.875%	(1)	10.50%	(2)	10.00%

(1) Includes 1.875% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.37%	9.03%	4.000%		4.00%		5.00%
CET1	10.81%	11.33%	5.750%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	11.75%	11.33%	7.250%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	12.87%	12.50%	9.250%	(3)	10.50%	(4)	10.00%

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

Earnings Summary

Net income totaled $5.5 million, or $0.50 per diluted share for the quarter ended September 30, 2018, compared to $3.8 million, or $0.35 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.50% and 16.64%, respectively, compared to 1.17% and 13.00% for the same period a year ago.

Third quarter highlights include:

•	Net interest income increased 14.8% compared to the prior year's quarter due to strong loan growth and the increase in market interest rates.

•	Net interest margin equaled 3.92% this quarter compared to 3.88% in the prior year's quarter. Higher yields on our earning assets such as loans offset the rising costs of deposits.

•
Noninterest income increased 23.5% compared to the prior year's quarter due to gains on the sales of mortgage loans. In addition, this quarter included a $291 thousand death benefit on bank-owned life insurance.

•
Noninterest expense increased 16.5% compared to the prior year's quarter due to expansion costs from two additional branches and increased headcount which resulted in higher compensation, benefits, occupancy and equipment expenses. In addition, this quarter included an $850 thousand supplemental executive retirement benefit expense, partially offset by a $317 thousand beneficial legal settlement related to an OREO property.

•
The effective tax rate declined to 18.6% for the quarter compared to 34.9% in the prior year's quarter, as a result of the "Tax Cuts and Jobs Act," which was enacted December 22, 2017 and lowered the corporate tax rate. The effective tax rate in the quarter also benefited from the exercise of stock options. The effective tax rate is expected to increase in the future as a result of the recent NJ tax legislation.

•	Residential mortgage, commercial and consumer loans increased 13.3%, 10.8% and 7.9%, respectively, while total loans increased 9.6% since year-end 2017.

•	Time deposits rose 59.2% while total deposits increased 16.9% since year-end 2017.

For the nine months ended September 30, 2018, net income totaled $16.1 million, or $1.48 per diluted share, compared to $10.4 million, or $0.97 per diluted share, in the prior year's period. Return on average assets and average common equity for the nine month periods were 1.52% and 17.14%, respectively, compared to 1.12% and 12.51% for the same period a year ago.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income per common share - Basic (1)	$0.51	$0.36	$1.50	$0.99
Net income per common share - Diluted (2)	$0.50	$0.35	$1.48	$0.97
Return on average assets	1.50%	1.17%	1.52%	1.12%
Return on average equity (3)	16.64%	13.00%	17.14%	12.51%
Efficiency ratio (4)	54.86%	54.86%	53.90%	56.72%

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

During the quarter ended September 30, 2018, tax-equivalent net interest income amounted to $13.6 million, an increase of $1.8 million or 14.8 percent when compared to the same period in 2017.  The net interest margin increased 4 basis points to 3.92 percent for the quarter ended September 30, 2018, compared to 3.88 percent for the same period in 2017.  The net interest spread was 3.59 percent for the third quarter of 2018, a 3 basis point decrease compared to the same period in 2017.

During the three months ended September 30, 2018, tax-equivalent interest income was $17.2 million, an increase of $3.0 million or 21.0 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average federal funds sold, interest-bearing deposits, repos and securities:

•
Of the $3.0 million net increase in interest income on a tax-equivalent basis, $2.3 million of the increase was due to increased average earning assets, and $740 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $163.1 million to $1.4 billion for the third quarter of 2018 compared to $1.2 billion for the same period in 2017.  This was due primarily to a $195.9 million increase in average loans, primarily commercial, residential mortgage and consumer loans, partially offset by a $24.5 million decrease in federal funds sold, interest-bearing deposits and repos.

•
The yield on total interest-earning assets increased 31 basis points to 4.97 percent for the three months ended September 30, 2018 when compared to the same period in 2017. The yield on the loan portfolio increased 21 basis points to 5.16 percent.

Total interest expense was $3.6 million for the three months ended September 30, 2018, an increase of $1.2 million or 52.5 percent compared to the same period in 2017.  This increase was driven primarily by the increased volume and rates on interest bearing-deposits:

•
Of the $1.2 million increase in interest expense, $754 thousand was due to increased rates on interest-bearing deposits, $640 thousand from the increase in the volume of average interest-bearing deposits, partially offset by $74 thousand from the decreased volume on borrowed funds and subordinated debentures and $71 thousand resulting from decreased rates in borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $1.0 billion for the third quarter of 2018, an increase of $134.8 million or 14.9 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was due to an increase in interest-bearing deposits, partially offset by a decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 34 basis points to 1.38 percent. While the cost of interest-bearing deposits increased 46 basis points to 1.33 percent for the third quarter of 2018, the cost of borrowed funds and subordinated debentures decreased 24 basis points to 1.85 percent due to the use of derivative instruments to hedge interest rate risk. The increase in the cost of deposits was primarily driven by a promotional savings and time product.

During the nine months ended September 30, 2018, tax-equivalent net interest income amounted to $39.6 million, an increase of $6.2 million or 18.7 percent when compared to the same period in 2017. The net interest margin increased 16 basis points to 3.95 percent for the nine months ended September 30, 2018, compared to 3.79 percent for the same period in 2017. The net interest spread was 3.65 percent for the first nine months of 2018, a 10 basis point increase compared to the same period in 2017.

During the nine months ended September 30, 2018, tax-equivalent interest income was $49.2 million, an increase of $8.9 million or 22.0 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average federal funds sold and securities, interest-bearing deposits and repos:

•
Of the $8.9 million increase in interest income on a tax-equivalent basis, $6.9 million of the increase was due to increased average earning assets, and $2.0 million was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $161.5 million to $1.3 billion for the first nine months of 2018 compared to $1.2 billion for the same period in 2017. This was due primarily to a $196.3 million increase in average loans, primarily commercial, residential mortgage and consumer loans, partially offset by a $30.2 million decrease in federal funds sold, interest-bearing deposits and repos and a $5.9 million decrease in investment securities.

•
The yield on total interest-earning assets increased 33 basis points to 4.91 percent for the nine months ended September 30, 2018 when compared to the same period in 2017. The yield on the loan portfolio increased 19 basis points to 5.11 percent.

Total interest expense was $9.6 million for the nine months ended September 30, 2018, an increase of $2.7 million or 39.2 percent compared to the same period in 2017. This increase was driven primarily by the increased volume and rates on interest-bearing deposits:

•
Of the $2.7 million increase in interest expense, $1.6 million was due to increased rates on interest-bearing deposits, $1.1 million from the increase in the volume of average interest-bearing deposits, and $275 thousand from the increase in the volume of average borrowed funds and subordinated debentures, partially offset by $270 thousand due to decreased rates on borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $1.0 billion for the nine months ended September 30, 2018, an increase of $124.6 million or 13.9 percent, compared to the prior year's period. The increase in interest-bearing liabilities was a result of an increase in interest-bearing deposits and borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased to 1.26 percent for the nine months ended September 30, 2018. The cost of interest-bearing deposits increased 31 basis points to 1.16 percent for the nine months ended September 30, 2018 and the cost of borrowed funds and subordinated debentures decreased 27 basis points to 1.86 percent.

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

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$40,060	$187	1.85%	$64,579	$262	1.61%
FHLB stock	5,805	101	6.90	5,697	85	5.92
Securities:
Taxable	59,916	465	3.08	67,178	512	3.02
Tax-exempt	5,095	35	2.73	6,234	60	3.82
Total securities (A)	65,011	500	3.05	73,412	572	3.09
Loans:
SBA loans	56,837	1,050	7.33	60,221	1,042	6.86
Commercial loans	683,632	8,784	5.10	576,039	7,211	4.96
Residential mortgage loans	404,439	4,803	4.71	322,172	3,636	4.48
Consumer loans	116,421	1,776	6.05	106,976	1,407	5.22
Total loans (B)	1,261,329	17,201	5.16	1,065,408	13,296	4.95
Total interest-earning assets	$1,372,205	$16,376	4.97%	$1,209,096	$14,215	4.66%

Noninterest-earning assets:
Cash and due from banks	25,560			23,407
Allowance for loan losses	(14,909)			(13,053)
Other assets	65,645			57,179
Total noninterest-earning assets	76,296			67,533
Total assets	$1,448,501			$1,276,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$173,515	$330	0.75%	$160,184	$168	0.42%
Total savings deposits	407,287	1,049	1.02	406,064	733	0.72
Total time deposits	350,747	1,739	1.97	215,501	823	1.52
Total interest-bearing deposits	931,549	3,118	1.33	781,749	1,724	0.87
Borrowed funds and subordinated debentures	109,408	509	1.85	124,369	654	2.09
Total interest-bearing liabilities	$1,040,957	$3,627	1.38%	$906,118	$2,378	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	266,833			248,259
Other liabilities	9,805			7,598
Total noninterest-bearing liabilities	276,638			255,857
Total shareholders' equity	130,906			114,654
Total liabilities and shareholders' equity	$1,448,501			$1,276,629

Net interest spread		$13,574	3.59%		$11,837	3.62%
Tax-equivalent basis adjustment		(7)			(20)
Net interest income		$13,567			$11,817
Net interest margin			3.92%			3.88%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2018 and 35 percent in 2017, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$42,772	$563	1.76%	$73,011	$595	1.09%
FHLB stock	7,131	359	6.73	5,795	252	5.81
Securities:
Taxable	61,538	1,442	3.13	66,155	1,543	3.12
Tax-exempt	5,214	109	2.80	6,479	192	3.96
Total securities (A)	66,752	1,551	3.11	72,634	1,735	3.19
Loans:
SBA loans	62,517	3,365	7.20	57,951	2,781	6.42
Commercial loans	657,879	24,718	5.02	557,231	20,562	4.93
Residential mortgage loans	387,651	13,666	4.71	310,460	10,603	4.57
Consumer loans	114,658	5,003	5.83	100,740	3,806	5.05
Total loans (B)	1,222,705	46,752	5.11	1,026,382	37,752	4.92
Total interest-earning assets	$1,339,360	$49,225	4.91%	$1,177,822	$40,334	4.58%

Noninterest-earning assets:
Cash and due from banks	24,325			23,346
Allowance for loan losses	(14,429)			(12,919)
Other assets	65,380			56,018
Total noninterest-earning assets	75,276			66,445
Total assets	$1,414,636			$1,244,267

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$173,381	$813	0.63%	$156,853	$482	0.41%
Total savings deposits	403,916	2,768	0.92	394,206	1,994	0.68
Total time deposits	299,970	4,042	1.80	219,790	2,441	1.48
Total interest-bearing deposits	877,267	7,623	1.16	770,849	4,917	0.85
Borrowed funds and subordinated debentures	143,492	1,997	1.86	125,304	1,992	2.13
Total interest-bearing liabilities	$1,020,759	$9,620	1.26%	$896,153	$6,909	1.03%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	258,787			229,978
Other liabilities	9,382			7,050
Total noninterest-bearing liabilities	268,169			237,028
Total shareholders' equity	125,708			111,086
Total liabilities and shareholders' equity	$1,414,636			$1,244,267

Net interest spread		$39,605	3.65%		$33,425	3.55%
Tax-equivalent basis adjustment		(21)			(65)
Net interest income		$39,584			$33,360
Net interest margin			3.95%			3.79%

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
໿

	For the three months ended Sept 30, 2018 versus Sept 30, 2017			For the nine months ended Sept 30, 2018 versus Sept 30, 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$(110)	$35	$(75)	$(308)	$276	$(32)
FHLB stock	2	14	16	63	44	107
Securities	(67)	(5)	(72)	(139)	(45)	(184)
Loans	2,421	696	3,117	7,297	1,703	9,000
Total interest income	$2,246	$740	$2,986	$6,913	$1,978	$8,891
Interest expense:
Demand deposits	$15	$147	$162	$55	$276	$331
Savings deposits	2	314	316	50	724	774
Time deposits	623	293	916	1,005	596	1,601
Total interest-bearing deposits	640	754	1,394	1,110	1,596	2,706
Borrowed funds and subordinated debentures	(74)	(71)	(145)	275	(270)	5
Total interest expense	566	683	1,249	1,385	1,326	2,711
Net interest income - fully tax-equivalent	$1,680	$57	$1,737	$5,528	$652	$6,180
Decrease in tax-equivalent adjustment			13			44
Net interest income			$1,750			$6,224

Provision for Loan Losses

Provision for loan losses totaled $500 thousand for the three months ended September 30, 2018, and 2017. For the nine months ended September 30, 2018, the provision for loan losses totaled $1.6 million, compared to $1.2 million for the same period in 2017. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Branch fee income	$357	$355	$1,107	$1,029
Service and loan fee income	465	448	1,441	1,472
Gain on sale of SBA loans held for sale, net	253	385	1,383	1,348
Gain on sale of mortgage loans, net	597	392	1,442	1,188
BOLI income	464	111	810	289
Net security gains (losses)	2	53	(6)	69
Other income	341	264	900	838
Total noninterest income	$2,479	$2,008	$7,077	$6,233

For the three months ended September 30, 2018, noninterest income increased $471 thousand to $2.5 million, compared to the same period last year. Quarterly noninterest income increased primarily due to BOLI income and gains on sale of mortgages. Year-to-date, noninterest income increased $844 thousand to $7.1 million primarily due to increased BOLI income and gains on sale of mortgages.

Changes in our noninterest income for the three and nine months ended September 30, 2018 vs. 2017 reflect:

•	Branch fee income remained relatively flat during the quarterly period, while the year-to-date period increased due to increased check printing.

•
Service and loan fee income increased $17 thousand for the three months ended September 30, 2018 due to increased mortgage application fees. Year to date, service and loan fee income decreased $31 thousand when compared to the same period in the prior year primarily due to a decline in loan processing fees.

•
SBA loan sales during the third quarter of 2018 totaled $4.8 million with a net gain of $253 thousand. During the prior year's quarter, SBA loan sales totaled $4.3 million with a net gain of $385 thousand. Year-to-date, SBA loan sales totaled $17.2 million in 2018 and $15.7 million in 2017 with net gains on sale of $1.4 million and $1.3 million, respectively.

•
During the quarter, $29.0 million in residential mortgage loans were sold at a gain of $597 thousand, compared to $23.8 million in loans sold at a gain of $392 thousand during the prior year's quarter. Year-to-date, $65.3 million in residential mortgage loans were sold at a gain of $1.4 million compared to $66.2 million in loans sold at a gain of $1.2 million during the prior year's period. The decline in sales was the result of management electing to hold more non-conforming residential mortgages for long term investment, partially offset by an increase in sales of portfolio mortgages.

•
BOLI income increased $353 thousand and $521 thousand for the three and nine months ended September 30, 2018, respectively. The increase in both periods was primarily due to a $291 thousand death benefit in the third quarter of 2018.

•
There was no gain on sales of securities for the three and nine months ended September 30, 2018, compared to gains on sales of securities of $53 thousand and $69 thousand for the three and nine months ended September 30, 2018, respectively. Due to the adoption of ASU 2016-01 in January of 2018, there was a net adjustment to net income of $2 thousand during the quarter ended September 30, 2018 resulting from unrealized gains on equity securities. Year-to-date, there was a net adjustment to net income of $6 thousand due to unrealized losses on equity securities.

•	Other income increased in the quarterly and year-to-date periods primarily due to increased service charges on Visa check cards.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Compensation and benefits	$5,704	$4,268	$15,274	$12,662
Occupancy	675	600	2,057	1,791
Processing and communications	709	656	2,072	1,892
Furniture and equipment	586	513	1,732	1,537
Professional services	270	247	682	724
Loan collection & OREO (recoveries) expenses	(331)	114	(320)	493
Other loan expenses	51	47	137	149
Deposit insurance	191	156	593	376
Advertising	370	299	1,051	859
Director fees	175	150	502	496
Other expenses	401	504	1,373	1,439
Total noninterest expense	$8,801	$7,554	$25,153	$22,418

Noninterest expense increased $1.2 million to $8.8 million for the three months ended September 30, 2018, while year-to-date expense increased $2.7 million to $25.2 million. The year-to-date increase was the result of expansion costs from two additional branches and increased headcount which resulted in higher compensation, benefits, occupancy and equipment expenses.
Changes in noninterest expense for the three and nine months ended September 30, 2018 versus 2017 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $1.4 million and $2.6 million for the three and nine months ended September 30, 2018, versus 2017 respectively. Expenses have risen as we expanded our branch network, lending and support staff. This additional headcount has resulted in higher salary, commission and benefit expenses such as medical insurance, retirement and 401(k) plan benefits. The third quarter of 2018 also included an $850 thousand SERP benefit expense.

•
Occupancy expense has increased $75 thousand and $266 thousand for three and nine months ended September 30, 2018, versus 2017 respectively, primarily due to the addition of branches in Ramsey, New Jersey, and in Bethlehem, Pennsylvania.

•
Processing and communications expenses increased $53 thousand and $180 thousand for the three and nine months ended September 30, 2018, versus 2017, respectively, primarily due to increased data processing from the addition of new branches.

•
Furniture and equipment expense increased $73 thousand and $195 thousand for the three and nine months ended September 30, 2018, versus 2017 respectively, primarily due to investment in our technology infrastructure through network and software upgrades that will improve our efficiency and keep our data secure.

•
Professional service fees increased $23 thousand and decreased $42 thousand for the three and nine months ended September 30, 2018, versus 2017, respectively. The quarterly increase was primarily due to higher external audit and tax expenses, while the yearly decrease was primarily due to lower consulting expenses.

•
Loan collection & OREO expenses decreased $445 thousand and $813 thousand for the three and nine months ended September 30, 2018, versus 2017 respectively, as the result of a $317 thousand settlement in connection with an OREO property in the third quarter of 2018.

•	Other loan expense increased $4 thousand and decreased $12 thousand for the three and nine months ended September 30, 2018, versus 2017 respectively.

•	Deposit insurance expense increased $35 thousand and $217 thousand for the three and nine months ended September 30, 2018.

•
Advertising expenses increased $71 thousand and $192 thousand for the three and nine months ended September 30, 2018, versus 2017 respectively, in support of our retail and lending staff as well as branch expansions and retail promotions.

•	Director fees increased $25 thousand and $6 thousand for the three and nine months ended September 30, 2018, versus 2017 respectively.

•
Other expenses decreased $103 thousand and $66 thousand for the three and nine months ended September 30, 2018, versus 2017 respectively. The quarterly decrease was primarily due to lower officer and employee expense, while the yearly decrease was primarily due to a lower provision for commitments.

Income Tax Expense

For the quarter ended September 30, 2018, the Company reported income tax expense of $1.3 million for an effective tax rate of 18.6 percent, compared to an income tax expense of $2.0 million and an effective tax rate of 34.9 percent for the prior year’s quarter. For the nine months ended September 30, 2018, the Company reported income tax expense of $3.8 million for an effective tax rate of 19.2 percent, compared to an income expense of $5.6 million and an effective tax rate of 35.1 percent for the nine months ended September 30, 2017. The decrease in the effective tax rate was due to the "Tax Cuts and Jobs Act", which lowered the corporate tax rate from 35% to 21% starting in 2018.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax. As a result, the Company anticipates its effective tax rate to range between 25% and 27% in 2019 due to the New Jersey state tax legislation.

For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at September 30, 2018

Total assets increased $97.7 million or 6.7 percent, to $1.6 billion at September 30, 2018, when compared to year end 2017.  This increase was primarily due to an increase of $111.2 million in net loans, partially offset by a decrease of $6.4 million in securities and $5.7 million in cash and cash equivalents.

Total deposits increased $176.3 million, due to increases of $133.6 million in time deposits, $15.2 million in noninterest-bearing demand deposits, $15.2 million in interest-bearing demand deposits, and $12.4 million in savings deposits. Borrowed funds decreased $95.0 million due to decreases of $40.0 million in overnight borrowings, the maturity of four $10.0 million non-repo borrowings, and the maturity of a $15.0 million repo borrowing.

Total shareholders’ equity increased $15.0 million over year end 2017, primarily due to earnings offset by dividends paid during the nine months ended September 30, 2018.

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

AFS securities totaled $46.9 million at September 30, 2018, a decrease of $5.4 million or 10.4 percent, compared to $52.3 million at December 31, 2017.  This net decrease was the result of:

•	$4.0 million in principal payments and maturities,

•
$1.2 million of depreciation in the market value of the portfolio. At September 30, 2018, the portfolio had a net unrealized loss of $1.7 million compared to a net unrealized loss of $476 thousand at December 31, 2017. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, and

•	$142 thousand in net amortization of premiums.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 6.5 years and 6.2 years at September 30, 2018 and December 31, 2017, respectively.

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

Equity securities totaled $1.2 million as of September 30, 2018 and December 31, 2017. As of September 30, 2018, $6 thousand in unrealized losses in equity securities were reclassified to net income.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $15.3 million at September 30, 2018, a decrease of $982 thousand or 6.0 percent, from year end 2017.  This decrease was the result of:

•	$954 thousand in principal payments and maturities, and

•	$28 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.5 years and 5.9 years at September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018 and December 31, 2017, the fair value of HTM securities was $15.0 million and $16.3 million, respectively.

The average balance of taxable securities amounted to $61.5 million for the nine months ended September 30, 2018, compared to $66.2 million for the same period in 2017.  The average yield earned on taxable securities increased slightly to 3.13 percent for the nine months ended September 30, 2018, compared to 3.12 percent during the same period in the prior year.  The average balance of tax-exempt securities amounted to $5.2 million for the nine months ended September 30, 2018, compared to $6.5 million for the same period in 2017.  The average yield earned on tax-exempt securities decreased 116 basis points, to 2.80 percent for the nine months ended September 30, 2018, from 3.96 percent for the same period in 2017.

Securities with a carrying value of $3.8 million and $20.8 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 80 percent of the total investment portfolio had a fixed rate of interest at September 30, 2018.

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

Total loans increased $112.6 million or 9.6 percent to $1.3 billion at September 30, 2018, compared to year end 2017.  Commercial, residential mortgage, and consumer loans increased $68.2 million, $48.5 million, and $8.6 million respectively, partially offset by a decrease of $12.7 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$41,051	3.2%	$43,999	3.8%
Commercial loans	697,075	54.4	628,865	53.7
Residential mortgage loans	413,652	32.2	365,145	31.2
Consumer loans	118,497	9.2	109,855	9.4
Total loans held for investment	1,270,275	99.0	1,147,864	98.1
SBA loans held for sale	13,029	1.0	22,810	1.9
Total loans	$1,283,304	100.0%	$1,170,674	100.0%

Average loans increased $196.3 million or 19.1 percent to $1.2 billion for the nine months ended September 30, 2018 from $1.0 billion for the same period in 2017.  The increase in average loans was due to increases in commercial, residential mortgages, consumer, and SBA 7(a) loans.  The yield on the overall loan portfolio increased 19 basis points to 5.11 percent for the nine months ended September 30, 2018 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.0 million at September 30, 2018, a decrease of $9.8 million from $22.8 million at December 31, 2017.   SBA 7(a) loans held to maturity amounted to $41.1 million at September 30, 2018, a decrease of $2.9 million from $44.0 million at December 31, 2017.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.20 percent for the nine months ended September 30, 2018, compared to 6.42 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $102.6 million and $97.5 million in SBA loans were sold but serviced by the Company at September 30, 2018 and December 31, 2017, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $697.1 million at September 30, 2018, an increase of $68.2 million from year end 2017.  The yield on commercial loans was 5.02 percent for the nine months ended September 30, 2018, compared to 4.93 percent for the same period in 2017.  The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $413.7 million at September 30, 2018, an increase of $48.5 million from year end 2017.  Sales of mortgage loans totaled $65.3 million for the nine months ended September 30, 2018.  Approximately $10.3 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 4.71 percent for the nine months ended September 30, 2018, compared to 4.57 percent for the same period in 2017.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes 15 year fixed rate mortgages and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $118.5 million, an increase of $8.6 million from year end 2017 primarily related to consumer construction loans.  The yield on consumer loans was 5.83 percent for the nine months ended September 30, 2018, compared to 5.05 percent for the same period in 2017.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2018, and December 31, 2017, approximately 94 percent of the Company's loan portfolio was secured by real estate.

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

At September 30, 2018, the Company had one loan totaling $755 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $786 thousand at December 31, 2017. The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2018	December 31, 2017	September 30, 2017
Nonperforming by category:
SBA loans held for investment (1)	$1,297	$632	$566
Commercial loans	1,234	68	68
Residential mortgage loans	3,536	1,669	558
Consumer loans	128	625	2,550
Total nonperforming loans	$6,195	$2,994	$3,742
OREO	56	426	707
Total nonperforming assets	$6,251	$3,420	$4,449
Past due 90 days or more and still accruing interest:
Commercial loans	$—	$60	$808
Residential mortgage loans	546	—	1,408
Total past due 90 days or more and still accruing interest	$546	$60	$2,216
Nonperforming loans to total loans	0.48%	0.26%	0.34%
Nonperforming loans and TDRs to total loans (2)	0.54	0.32	0.34
Nonperforming assets to total loans and OREO	0.49	0.29	0.41
Nonperforming assets to total assets	0.40	0.23	0.33
(1) Guaranteed SBA loans included above	$104	$27	$27
(2) Performing TDRs	755	786	—

Nonperforming loans were $6.2 million at September 30, 2018, a $3.2 million increase from $3.0 million at year end 2017 and a $2.5 million increase from $3.7 million at September 30, 2017.  Since year end 2017, nonperforming loans in the residential, commercial, and SBA loan segments increased, partially offset by a decrease in the consumer loan segment. Included in nonperforming loans at September 30, 2018 are approximately $104 thousand of loans guaranteed by the SBA, compared to $27 thousand at December 31, 2017 and September 30, 2017.  In addition, there were $546 thousand of loans past due 90 days or more and still accruing interest at September 30, 2018, compared to $60 thousand and $2.2 million at December 31, 2017, and September 30, 2017, respectively.

OREO properties totaled $56 thousand at September 30, 2018, a decrease of $370 thousand from $426 thousand at year end 2017 and a $651 thousand decrease from $707 thousand at September 30, 2017.  During the nine months ended September 30, 2018, the Company took title to two new properties valued at $127 thousand that resulted in a charge to the allowance of $197 thousand.  Two OREO properties were sold, resulting in net recoveries of $22 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $2.4 million at September 30, 2018, a decrease of $1.6 million from $4.0 million at December 31, 2017. The decrease is due to the deletion of nine loans totaling $3.3 million, offset by the addition of five loans totaling $1.9 million.

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

The allowance for loan losses totaled $15.0 million at September 30, 2018 compared to $13.6 million and $13.1 million at December 31, 2017 and September 30, 2017, respectively, with resulting allowance to total loan ratios of 1.17 percent, 1.16 percent, and 1.20 percent, respectively.  Net charge-offs amounted to $118 thousand thousand for the nine months ended September 30, 2018, compared to net charge-offs of $616 thousand for the same period in 2017. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2018	2017	2018	2017
Balance, beginning of period	$14,634	$12,800	$13,556	$12,579
Provision for loan losses charged to expense	500	500	1,550	1,150
Less: Chargeoffs
SBA loans held for investment	169	34	354	293
Commercial loans	—	31	—	227
Residential mortgage loans	—	5	—	5
Consumer loans	—	170	22	253
Total chargeoffs	169	240	376	778
Add: Recoveries
SBA loans held for investment	1	36	68	76
Commercial loans	5	15	25	71
Residential mortgage loans	—	—	13	12
Consumer loans	17	2	152	3
Total recoveries	23	53	258	162
Net chargeoffs	146	187	118	616
Balance, end of period	$14,988	$13,113	$14,988	$13,113
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	1.17%	(0.01)%	0.61%	0.50%
Commercial loans	—	0.01	(0.01)	0.04
Residential mortgage loans	—	0.01	—	—
Consumer loans	(0.06)	0.62	(0.15)	0.33
Total loans	0.05	0.07	0.01	0.08
Allowance to total loans	1.17	1.20	1.17	1.20
Allowance to nonperforming loans	241.94%	350.43%	241.94%	350.43%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2018, a $289 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $292 thousand commitment reserve at December 31, 2017.

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

Total deposits increased $176.3 million to $1.2 billion at September 30, 2018, from $1.0 billion at December 31, 2017.  This increase in deposits was due to increases of $133.6 million in time deposits, $15.2 million in noninterest-bearing demand deposits, $15.2 million in interest-bearing demand deposits and $12.4 million in savings deposits. The increase in time deposits is attributable to a combination of retail and broker generated time deposits.

The Company’s deposit composition at September 30, 2018, consisted of 33.6 percent savings deposits, 29.4 percent time deposits, 22.2 percent noninterest-bearing demand deposits and 14.8 percent interest-bearing demand deposits.

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

Borrowed funds and subordinated debentures totaled $190.3 million and $285.3 million at September 30, 2018 and December 31, 2017, respectively, and are broken down in the following table:

(In thousands)	September 30, 2018	December 31, 2017
FHLB borrowings:
Fixed rate advances	$—	$40,000
Adjustable rate advances	50,000	50,000
Overnight advances	130,000	170,000
Other repurchase agreements	—	15,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$190,310	$285,310

The $95.0 million decrease in total borrowed funds and subordinated debentures was due to a $40.0 million decrease in FHLB fixed rate advances, a $40.0 million decrease in FHLB overnight borrowings and a $15.0 million decrease in other repurchase agreements.

FHLB Borrowings

At September 30, 2018, the Company had no fixed rate advances, compared to $40.0 million at December 31, 2017. The decrease was a result of the FHLB exercising its option to put each of the advances as a result of the rising interest rate environment. These borrowings had a weighted average rate of 2.016%.

At September 30, 2018 and December 31, 2017, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to control rates in the rising environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The term of these transactions are as follows:

•
A $20.0 million ARC FHLB borrowing with a maturity date of December 7, 2018, at a rate of LIBOR less 0.080%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.650% that matures December 7, 2020.

•
A $20.0 million ARC FHLB borrowing with a maturity date of January 7, 2019, at a rate of LIBOR less 0.010%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.038% and matures on July 15, 2021.

•
A $10.0 million ARC FHLB borrowing with a maturity date of February 19, 2019, at a rate of LIBOR plus 0.850%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.188% that matures on February 16, 2021.

At September 30, 2018, there were FHLB overnight borrowings of $130.0 million at a rate of 2.380%, compared to $170.0 million at a rate of 1.530% at December 31, 2017.

In September 2018, the FHLB issued an $18.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At September 30, 2018, the Company had $275.4 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Repurchase Agreements

At December 31, 2017, the Company was party to a $15.0 million repurchase agreement that was entered into in February 2008, with a rate of 3.670%. The borrowing expired on February 28, 2018.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 3.956% at September 30, 2018 and 3.265% at December 31, 2017. This has been swapped to a 3 year fixed rate borrowing at 0.885%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2018, is a decline of 0.67 percent in a rising-rate environment and an increase of 0.79 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2018 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2017, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.81 percent in a rising-rate environment and a decrease of 0.15 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, borrowings, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2018, the balance of cash and cash equivalents was $144.6 million, a decrease of $5.7 million from December 31, 2017.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $28.9 million and $12.7 million in net cash for the nine months ended September 30, 2018 and 2017, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $114.3 million and $141.3 million in net cash for the nine months ended September 30, 2018 and 2017, respectively.  Cash was primarily used to fund new loans and purchase FHLB stock, partially offset by proceeds from redemption of FHLB stock.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $46.9 million and $52.2 million at September 30, 2018 and December 31, 2017, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $6.0 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $13.0 million and $22.8 million at September 30, 2018 and December 31, 2017, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $289.4 million to its borrowers as of September 30, 2018, compared to $291.9 million at December 31, 2017.  At September 30, 2018, $183.5 million of these commitments expire within one year, compared to $209.3 million at December 31, 2017.  The Company had $5.6 million in standby letters of credit outstanding at both September 30, 2018 and December 31, 2017, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $79.8 million in net cash for the nine months ended September 30, 2018, compared to $127.5 million for the same period in the prior year, primarily due to an increase in the Company's deposits and proceeds from new borrowings partially offset by repayments of borrowings.

•
Deposits.  As of September 30, 2018, deposits included $147.0 million of Government deposits, as compared to $99.6 million at year end 2017.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $114.3 million of deposits from fourteen municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $180.0 million and $260.0 million as of September 30, 2018 and December 31, 2017, respectively.  There were no third party repurchase agreements as of September 30, 2018 compared to a total of $15.0 million at December 31, 2017.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2018, pledging provided an additional $234.7 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At September 30, 2018, the Parent Company had $2.3 million in cash and cash equivalents and $303 thousand in investment securities valued at fair market value, compared to $1.6 million in cash and cash equivalents and $278 thousand in investment securities at December 31, 2017.

Regulatory Capital

Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments which do not qualify as tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Company and the Bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets). A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-weighted assets of 4 percent and combined tier 1 and tier 2 capital as a percentage of risk-weighted assets of 8 percent. In addition, banks are required to meet a leverage capital requirement, which measures tier 1 capital against average assets. Banks are required to maintain a leverage ratio of 4 percent. Finally, the Bank is required to maintain a ratio of common equity tier 1 capital, consisting solely of common equity, to risk-weighted assets of at least 4.5 percent. The Company is subject to similar requirements on a consolidated basis.

The following table summarizes the Company's and the Bank's regulatory capital ratios at September 30, 2018 and December 31, 2017, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized."

	At September 30, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.74%	9.35%	4.000%		4.00%		5.00%
CET1	11.15%	11.52%	6.375%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.00%	11.52%	7.875%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.25%	12.77%	9.875%	(1)	10.50%	(2)	10.00%

(1) Includes 1.875% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.37%	9.03%	4.000%		4.00%		5.00%
CET1	10.81%	11.33%	5.750%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	11.75%	11.33%	7.250%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	12.87%	12.50%	9.250%	(3)	10.50%	(4)	10.00%

(3) Includes 1.25% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $15.0 million to $133.1 million at September 30, 2018 compared to $118.1 million at December 31, 2017, primarily due to net income of $16.1 million. Other items impacting shareholders’ equity included $2.1 million in dividends paid on common stock, $1.3 million from the issuance of common stock under employee benefit plans and $374 thousand in accumulated other comprehensive loss net of tax. As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $75 thousand from accumulated other comprehensive income to retained earnings. As a result of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $40 thousand of gains on available for sale equity securities included in accumulated other comprehensive income as of December 31, 2017 to retained earnings as of January 1, 2018. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the nine months ended September 30, 2018 or 2017.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2018, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of September 30, 2018 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2017, as supplemented by the Company's subsequent quarterly reports on Form 10-Q.

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

UNITY BANCORP, INC.

Dated:	November 6, 2018	/s/ Alan J. Bedner, Jr.
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