Form 10-K
period 2018-12-31
UNITY BANCORP INC /NJ/
filed 2019-03-05
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229.405 of this chapter is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                      Accelerated filer ☒
Non-accelerated filer  ☐                                                       Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes ☐   No ☒

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $175,312,497 and 7,706,044 shares of the Common Stock were outstanding to non-affiliates.  As of February 28, 2019, 10,798,718 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

•
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business:

a)General

Unity Bancorp, Inc., ("we", "us", "our", the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company has also elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve system (the "FRB"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The primary activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust II.  The trust has issued $10.3 million of preferred securities to investors. The Company serves as a holding company for its wholly-owned subsidiary, Unity Risk Management, Inc. Unity Risk Management, Inc. is a captive insurance company that insures risks to the Bank and the Company not provided by the traditional commercial insurance market.

The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991 and opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and sixteen additional New Jersey branches located in Edison, Emerson, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, Somerset, Somerville, South Plainfield, Ramsey, Union, Washington and Whitehouse.  In addition, the Bank has two Pennsylvania branches located in Bethlehem and Forks Township.  The Bank's primary service area encompasses the Route 22/Route 78 corridors between the Bethlehem, Pennsylvania office and its Linden, New Jersey branch, as well as Bergen County, New Jersey.

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

Service Areas

The Company's primary service area is defined as the neighborhoods served by the Bank's offices.  The Bank's main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County.  The Bank's North Plainfield, Somerset and Somerville offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County.  The Bank's Scotch Plains, Linden, and Union offices serve the majority of the communities in Union County and the southwestern communities of Essex County.  The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company's service area into Middlesex County.  The Bank’s Phillipsburg and Washington offices serve Warren County.  The Bank's Emerson and Ramsey offices serve Bergen County. The Bank’s Forks Township and Bethlehem offices serve Northampton County, Pennsylvania.

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

Employees

At December 31, 2018, the Company employed 192 full-time and 15 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

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

General Bank Holding Company Regulation

General:  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "BHCA"), the Company is subject to the regulation and supervision of the FRB.  The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.  Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In addition, as a financial holding company, the Company may engage in a broader scope of activities. See "Financial Holding Company Status".

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

Capital Adequacy Guidelines

In December 2010 and January 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) published the final reforms on capital and liquidity generally referred to as “Basel III.” In July 2013, the FRB, the FDIC and the Comptroller of the Currency adopted final rules (the “New Rules”), which implement certain provisions of Basel III and the Dodd-Frank Act. The New Rules replaced the existing general risk-based capital rules of the various banking agencies with a single, integrated regulatory capital framework. The New Rules require higher capital cushions and more stringent criteria for what qualifies as regulatory capital. The New Rules were effective for the Bank and the Company on January 1, 2015.

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

•Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);
•Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and
•Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, the Company and the Bank are subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” As of January 1 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

The New Rules provide for several deductions from and adjustments to CET1. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities must be deducted from CET1 to the extent that any one of those categories exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

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

•
provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
created a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

The Dodd-Frank Act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the mortgage may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. The CFPB has established specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees, or (3) have negative amortization features, balloon payments, or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan in fact qualified as a Qualified Mortgage.
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

Partial or complete shutdown of the federal government may adversely effect our SBA lending business and otherwise negatively affect our results of operations.
We have historically been an active participant in SBA lending programs. Through interest on SBA loans, gains on sale of SBA loans and SBA loan servicing income, our participation in SBA lending has a material impact on our results of operations. However, during periods of partial or complete shut downs of the federal government due to failure of Congress and the President to agree on budget legislation, the SBA has been and will be unable to function, and this will disrupt our SBA loan origination activities. If any future shutdowns last for a prolonged period of time, the disruption in our SBA loan origination activities may have a material adverse effect on our results of operations. In addition, a number of our customers provide services to the federal government and its agencies, and the businesses of these customers may also be adversely affected by any future partial or total shut down of the federal government, thereby making it more difficult for these customers to comply with the terms of their credit agreements with us. Defaults on loans by customers whose business is adversely affected by government shut downs may negatively affect our results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2018, approximately 94 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions and any future elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

There is a risk that the SBA will not honor their guarantee.

The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan. There is a risk that the SBA will not honor its guarantee if a loan is not underwritten and administered to SBA guidelines. The Company follows the underwriting guidelines of the SBA; however our ability to manage this will depend on our ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2018, the Company’s allowance for loan losses was $15.5 million, or 1.19 percent of our total loan portfolio and 225.35 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

Net interest income, the difference between interest earned on our interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of our earnings.  Both increases and decreases in the interest rate environment may reduce our profits.   Interest rates are subject to factors which are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, such as the FRB.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the held to maturity and available for sale securities portfolios, and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indexes underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

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

For example, the Dodd-Frank Act has resulted in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.  The Dodd-Frank Act, among other things:

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

•	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;

•	created a new CFPB that has rule making authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;

•	provided for new disclosure and other requirements relating to executive compensation and corporate governance;

•	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;

•
provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
created a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

Understanding our accounting policies is fundamental to understanding our financial results. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. We have identified our accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time, the FASB and the SEC change their guidance governing the form and content of our external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and our outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue. Changes in U.S. GAAP and changes in current interpretations are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in our restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2018, we had approximately $46.7 million, $14.9 million and $2.1 million in available for sale, held to maturity and equity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

Liquidity risk.

Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2018, the Company held approximately $121.9 million in governmental and municipal deposits. The newly elected governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages and no legislation has been introduced in the state legislature, should this proposal be adopted and a state owned bank formed, it could impede the Company's ability to attract and retain governmental and municipal deposits, thereby impairing the Company's liquidity.

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
Changes in tax laws contained in the Tax Cuts and Jobs Act ("Tax Act"), enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
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

In connection with adopting the 2019 fiscal year budget, the New Jersey legislature adopted, and the Governor signed, legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Although regulations implementing the legislative changes have not yet been issued, and so we cannot yet fully evaluate the impact of the legislation on our overall tax expense, it is likely that the Company may lose the benefit of at least some of the Company’s tax management strategies, and as a result our total tax expense will increase.

Item 1B.  Unresolved Staff Comments:  None

Item 2.  Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey, and its nineteen branch offices.  The Company is currently leasing additional back office space in Clinton, New Jersey, in a building adjacent to its main office. The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2018.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2018 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Owned	2002	—	—
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Forks Township, PA	Leased	2006	2019	62,262
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2023	125,751
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Ramsey, NJ	Leased	2017	2021	59,500
Phillipsburg, NJ	Leased	2017	2022	60,000
Clinton, NJ	Leased	2018	2019	27,600
Bethlehem, PA	Leased	2018	2028	75,000

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

Item 4.  Mine Safety Disclosures:  N/A

Item 4A.  Executive Officers of the Registrant:

The following table sets forth certain information as of December 31, 2018, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 65, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 47, Chief Financial Officer and Executive Vice President of the Company and Bank	2003	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 50, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”

(b)    Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of December 31, 2018, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  There were no shares repurchased during 2018 or 2017.

Item 6.  Selected Financial Data:

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and notes presented herein in response to Item 8 of this Annual Report.

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

	For the years ended December 31,
	2018		2017			2016
(In thousands, except percentages)	GAAP	Non-GAAP	GAAP	Tax Act Adjustment	Non-GAAP	GAAP	Nonrecurring Gain Adjustment	Non- GAAP
Federal and state income tax expense	$5,388	$5,388	$9,540	$(1,733)	$7,807	$7,257	$(781)	$6,476
Net income	$21,919	$21,919	$12,893	$1,733	$14,626	$13,209	$(1,483)	$11,726
Basic earnings per share	$2.04	$2.04	$1.22	$0.16	$1.38	$1.40	$(0.15)	$1.25
Diluted earnings per share	$2.01	$2.01	$1.20	$0.16	$1.36	$1.38	$(0.15)	$1.23
Return on average assets	1.53%	1.53%	1.02%	0.13%	1.15%	1.17%	(0.13)%	1.04%
Return on average equity	17.10%	17.10%	11.47%	1.55%	13.02%	15.37%	(1.72)%	13.65%
Effective tax rate	19.70%	19.70%	42.50%	(7.70)%	34.80%	35.50%	(7.30)%	28.20%

There were no non-GAAP adjustments in 2018. The reconciling items between the GAAP and non-GAAP financial measures above include the impact of the Tax Act in 2017 and the gain on subordinated debentures in 2016. During the first quarter of 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction. This gain is included in noninterest income on the income statement. On December 22, 2017, the Tax Act was signed, which lowered the corporate tax rate from 35% to 21%. This adjustment resulted in a $1.7 million increase in income tax expense and is reflected in our tax provision on the income statement. The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset.

Basic earnings per share is calculated by dividing net income by average outstanding shares and diluted earnings per share is calculated by dividing net income by diluted average outstanding shares. The one-time net tax expense of $1.7 million in 2017 and the one-time gain on subordinated debentures of $2.3 million in 2016 were included in determining income for both the GAAP basic earnings per share and the GAAP diluted earnings per share. Conversely, the one-time net tax expense of $1.7 million in 2017 and the one-time gain on subordinated debentures of $2.3 million in 2016 were excluded in determining income for both the non-GAAP basic earnings per share and the non-GAAP diluted earnings per share. Average outstanding shares of 10,726,000,10,558,000 and 9,416,000 were used in the GAAP and non-GAAP basic earnings per share for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Diluted average outstanding shares of 10,916,000, 10,749,000 and 9,572,000 were used in the GAAP and non-GAAP diluted earnings per share for the year ended December 31, 2018, December 31, 2017 and December 31, 2016.

The return on average assets ratio is calculated by dividing net income by average assets and the return on average equity ratio is calculated by dividing net income by average equity. The one-time net tax expense of $1.7 million in 2017 and the one-time gain of subordinated debentures of $2.3 million in 2016 were included in determining income for both the GAAP return on average assets and the GAAP return on average equity. Conversely, the one-time net tax expense of $1.7 million and the one-time gain on subordinated debentures of $2.3 million in 2016 were excluded in determining income for both the non-GAAP return on average assets and the non-GAAP return on average equity. Average assets of $1.4 billion, $1.3 billion and $1.1 billion were used in the GAAP and non-GAAP return on average assets ratios for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. Average equity of $128.2 million, $113.0 million and $85.9 million were used in the GAAP and non-GAAP return on average equity ratios for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

The effective tax rate is calculated by dividing federal and state income tax expense by income before income taxes. The non-GAAP effective tax rate uses the non-GAAP federal and state income tax expense of $5.4 million, $7.8 million and $6.5 million for 2018, 2017 and 2016, respectively, for calculating the rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company's results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under
Item 8 of this report, and statistical data presented in this document.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and is registered under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance.  The Bank provides a full range of commercial and retail banking services through the Internet and its nineteen branch offices located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits.

Results of Operations

Net income totaled $21.9 million, or $2.01 per diluted share for the year ended December 31, 2018, compared to $12.9 million, or $1.20 per diluted share for the year ended December 31, 2017.

Highlights for the year include:

•	Net income before tax increased 21.7 percent to $27.3 million from $22.4 million in the prior year.

•	Net interest income increased $7.9 million or 17.2 percent to $53.7 million from $45.9 million in the prior year, primarily due to strong loan growth and an increased net interest margin.

•	Net interest margin expanded 14 basis points to 3.97 percent compared to 3.83 percent in the prior year due to the benefit of a rising rate environment.

•	Noninterest income was $9.0 million, a $761 thousand increase compared to $8.3 million in the prior year. This increase was primarily due to increased BOLI income and gains on sales of mortgages.

•
Noninterest expense totaled $33.4 million, an increase of $3.4 million when compared to $30.0 million in the prior year. The increase was primarily the result of expansion costs from two additional branches and increased headcount which resulted in higher compensation, benefits, occupancy and equipment expenses.

•	The effective tax rate declined to 19.7 percent compared to 42.5 percent in the prior year, as a result of the Tax Act, which was enacted December 22, 2017, and lowered the federal corporate tax rate.

•	An 11.4 percent increase in total loans driven by a 19.4 percent increase in residential mortgages loans, a 12.8 percent increase in consumer loans and a 10.4 percent increase in commercial loans.

•	A 15.8 percent increase in total deposits with a 12.6 percent increase in interest-bearing demand deposits and a 5.5 percent increase in noninterest-bearing deposits.

The Company's performance ratios for the past three years are listed in the following table:

	For the years ended December 31,
	2018	2017	2016
Net income per common share - Basic (1)	$2.04	$1.22	$1.40
Net income per common share - Diluted (2)	$2.01	$1.20	$1.38
Return on average assets	1.53%	1.02%	1.17%
Return on average equity (3)	17.10%	11.47%	15.37%
Efficiency ratio (4)	53.07%	55.57%	56.51%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.

(3)	Defined as net income divided by average shareholders' equity.

(4)
The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

Net income presented above includes the impact of the Tax Act in 2017, which lowered the corporate tax rate from 35% to 21%, and the gain on subordinated debentures in 2016. During the first quarter of 2016, the Company repurchased $5.2 million of its outstanding subordinated debentures, resulting in a pre-tax gain of $2.3 million on the transaction. This gain is included in noninterest income on the income statement. For additional information on the impact of the Tax Act and the Company's non-GAAP performance ratios, see the "Non-GAAP Financial Measures" section in "Item 6. Selected Financial Data".

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold.  Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank ("FHLB") advances and other borrowings.  Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities.  The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

2018 compared to 2017

Tax-equivalent net interest income amounted to $53.8 million in 2018, an increase of $7.9 million from $45.9 million in 2017.  The Company’s net interest margin increased 14 basis points to 3.97 percent in 2018, compared to 3.83 percent in 2017.  The net interest spread was 3.65 percent, an increase of 8 basis points from 3.57 percent in 2017. This was due to strong loan growth and the rising interest rate environment.

During 2018, tax-equivalent interest income was $67.3 million, an increase of $11.9 million or 21.5 percent when compared to 2017.  This increase was driven primarily by the increase in the average volume of loans:

•
Of the $11.9 million increase in interest income on a tax-equivalent basis, $8.8 million of the increase was due primarily to the increased volume of earning assets and $3.1 million of the increase was due to an increase in yields on average interest-earning assets due to the rising interest rate environment.

•	The yield on interest-earning assets increased 36 basis points to 4.97 percent in 2018 when compared to 2017.

•
The average volume of interest-earning assets increased $153.9 million to $1.4 billion in 2018 compared to $1.2 billion in 2017.  This was due primarily to a $189.2 million increase in average loans, primarily commercial, residential mortgage and consumer loans, partially offset by a $29.4 million decrease in average federal funds, interest-bearing deposits and repos and a $6.5 million decrease in average investment securities.

Total interest expense was $13.5 million in 2018, an increase of $4.1 million or 43.0 percent compared to 2017.  This increase was driven by the increased rates on interest-bearing deposits and volume of time deposits, partially offset by decreased rates on borrowed funds and subordinated debentures compared to a year ago:

•
Of the $4.1 million increase in interest expense, $2.3 million was due to increased rates on interest-bearing liabilities and $1.7 million was due to an increase in the volume of average interest-bearing liabilities.

•
The average cost of interest-bearing liabilities increased 28 basis points to 1.32 percent in 2018 when compared to 2017.  While the cost of interest-bearing deposits increased 37 basis points to 1.23 percent in 2018, the cost of borrowed funds and subordinated debentures decreased 15 basis points to 1.89 percent.

•
Interest-bearing liabilities averaged $1.0 billion in 2018, an increase of $118.1 million or 12.9 percent, compared to 2017.  The increase in interest-bearing liabilities was primarily due to an increase in average time deposits.

2017 compared to 2016

Tax-equivalent net interest income amounted to $45.9 million in 2017, an increase of $7.6 million from $38.4 million in 2016. The
Company’s net interest margin increased 25 basis points to 3.83 percent in 2017, compared to 3.58 percent in 2016. The net interest spread was 3.57 percent, an increase of 21 basis points from 3.36 percent in 2016. This was due to strong loan growth, the rising interest rate environment and a stable cost of funds.

During 2017, tax-equivalent interest income was $55.4 million, an increase of $8.2 million or 17.5 percent when compared to
2016. This increase was driven primarily by the increase in the average volume of loans:

•
Of the $8.2 million increase in interest income on a tax-equivalent basis, $6.3 million of the increase was due primarily to the increased volume of earning assets and $2.0 million of the increase was due to an increase in yields on average interest earning assets due to the rising interest rate environment.

•	The yield on interest-earning assets increased 21 basis points to 4.61 percent in 2017 when compared to 2016.

•
The average volume of interest-earning assets increased $130.5 million to $1.2 billion in 2017 compared to $1.1 billion in 2016. This was due primarily to a $127.0 million increase in average loans, primarily commercial, residential mortgage, consumer and SBA loans and a $3.6 million increase in average investment securities, partially offset by a $3.5 million decrease in SBA 504 loans.

Total interest expense was $9.5 million in 2017, an increase of $686 thousand or 7.8 percent compared to 2016. This increase was driven by the increased volume in savings deposits, partially offset by a decrease in the volume of time deposits and decreased rates on borrowed funds and subordinated debentures compared to a year ago:

•
Of the $686 thousand increase in interest expense, $366 thousand was due to an increase in the volume of average interest- bearing liabilities and $320 thousand was due to increased rates on these liabilities.

•
The average cost of interest-bearing liabilities remained flat at 1.04 percent in 2017 and 2016. While the cost of interest-bearing deposits increased 4 basis points to 0.86 percent in 2017, the cost of borrowed funds and subordinated debentures decreased 41 basis points to 2.04 percent.

•
Interest-bearing liabilities averaged $912.5 million in 2017, an increase of $74.7 million or 8.9 percent, compared to 2016. The increase in interest-bearing liabilities was primarily due to an increase in average savings deposits.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2018 and 35 percent in prior years.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2018			2017
	Average balance	Interest	Rate/Yield	Average balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$40,700	$773	1.90%	$70,139	$851	1.21%
Federal Home Loan Bank ("FHLB") stock	6,786	462	6.81	6,230	370	5.94
Securities:
Taxable	60,734	1,907	3.14	66,107	2,029	3.07
Tax-exempt	5,104	145	2.84	6,225	240	3.86
Total securities (A)	65,838	2,052	3.12	72,332	2,269	3.14
Loans, net of unearned discount:
SBA loans	60,321	4,338	7.19	59,293	3,805	6.42
Commercial loans	668,144	33,886	5.07	571,001	28,150	4.93
Residential mortgage loans	396,731	18,837	4.75	319,074	14,650	4.59
Consumer loans	116,311	6,943	5.97	102,898	5,296	5.15
Total loans (B)	1,241,507	64,004	5.16	1,052,266	51,901	4.93
Total interest-earning assets	$1,354,831	$67,291	4.97%	$1,200,967	$55,391	4.61%

Noninterest-earning assets:
Cash and due from banks	24,598			23,321
Allowance for loan losses	(14,640)			(13,033)
Other assets	65,770			58,481
Total noninterest-earning assets	75,728			68,769
Total assets	$1,430,559			$1,269,736

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$177,022	$1,202	0.68%	$159,642	$665	0.42%
Savings deposits	404,613	3,871	0.96	397,250	2,738	0.69
Time deposits	314,224	5,903	1.88	219,847	3,278	1.49
Total interest-bearing deposits	895,859	10,976	1.23	776,739	6,681	0.86
Borrowed funds and subordinated debentures	134,664	2,540	1.89	135,730	2,772	2.04
Total interest-bearing liabilities	$1,030,523	$13,516	1.32%	$912,469	$9,453	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	261,976			237,207
Other liabilities	9,903			7,090
Total noninterest-bearing liabilities	271,879			244,297
Total shareholders' equity	128,157			112,970
Total liabilities and shareholders' equity	$1,430,559			$1,269,736

Net interest spread		$53,775	3.65%		$45,938	3.57%
Tax-equivalent basis adjustment		(28)			(81)
Net interest income		$53,747			$45,857
Net interest margin			3.97%			3.83%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2018 and 35 percent in prior years and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

2016				2015				2014
Average balance	Interest		Rate/Yield	Average balance	Interest		Rate/Yield	Average balance	Interest	Rate/Yield

$71,265	$214		0.30%	$34,883	$39		0.11%	$44,900	$44	0.10%
5,241	245		4.67	3,695	155		4.19	3,972	165	4.15

61,053	1,698		2.78	62,937	1,459		2.32	81,334	2,183	2.68
7,649	307		4.01	11,739	421		3.59	14,493	526	3.63
68,702	2,005		2.92	74,676	1,880		2.52	95,827	2,709	2.83

56,834	3,181		5.60	50,997	2,693		5.28	53,232	2,467	4.63
510,614	25,256		4.95	459,068	22,771		4.96	413,081	21,005	5.08
273,612	12,205		4.46	246,278	11,048		4.49	196,333	8,898	4.53
84,222	4,021		4.77	69,580	3,202		4.60	51,188	2,301	4.50
925,282	44,663		4.83	825,923	39,714		4.81	713,834	34,671	4.86
$1,070,490	$47,127	41,788	4.40%	$939,177	$41,788	41,788	4.45%	$858,533	$37,589	4.38%

24,409				25,952				27,021
(12,841)				(12,638)				(13,124)
50,103				43,742				44,312
61,671				57,056				58,209
$1,132,161				$996,233				$916,742

$133,212	$537		0.40%	$126,876	$438		0.35%	$125,706	$430	0.34%
328,486	1,742		0.53	290,848	1,088		0.37	274,395	856	0.31
261,225	3,670		1.40	240,132	3,160		1.32	214,984	2,777	1.29
722,923	5,949		0.82	657,856	4,686		0.71	615,085	4,063	0.66
114,853	2,818		2.45	87,652	2,974		3.39	91,230	3,243	3.55
$837,776	$8,767		1.04%	$745,508	$7,660		1.03%	$706,315	$7,306	1.03%

199,554				172,172				144,310
8,895				4,611				3,764
208,449				176,783				148,074
85,936				73,942				62,353
$1,132,161				$996,233				$916,742

	$38,360		3.36%		$34,128		3.42%		$30,283	3.35%
	(103)				(137)				(171)
	$38,257				$33,991				$30,112
			3.58%				3.63%			3.53%

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not solely due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2018 and 35 percent in 2017 and 2016.

	For the years ended December 31,
	2018 versus 2017			2017 versus 2016
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$(443)	$365	$(78)	$(3)	$640	$637
Federal Home Loan Bank stock	35	57	92	51	74	125
Securities	(206)	(11)	(217)	91	173	264
Net loans	9,386	2,717	12,103	6,109	1,129	7,238
Total interest income	$8,772	$3,128	$11,900	$6,248	$2,016	$8,264
Interest expense:
Interest-bearing demand deposits	$80	$457	$537	$102	$26	$128
Savings deposits	51	1,082	1,133	407	589	996
Time deposits	1,631	994	2,625	(613)	221	(392)
Total interest-bearing deposits	1,762	2,533	4,295	(104)	836	732
Borrowed funds and subordinated debentures	(23)	(209)	(232)	470	(516)	(46)
Total interest expense	1,739	2,324	4,063	366	320	686
Net interest income - fully tax-equivalent	$7,033	$804	$7,837	$5,882	$1,696	$7,578
Decrease in tax-equivalent adjustment			53			22
Net interest income			$7,890			$7,600

Provision for Loan Losses

The provision for loan losses totaled $2.1 million for 2018, an increase of $400 thousand and $900 thousand compared to $1.7 million and $1.2 million for 2017 and 2016.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.”  The current provision is considered appropriate based upon management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the past three years:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Branch fee income	$1,519	$1,384	$1,269
Service and loan fee income	2,130	2,100	1,020
Gain on sale of SBA loans held for sale, net	1,680	1,617	2,099
Gain on sale of mortgage loans, net	1,719	1,530	2,621
BOLI income	975	469	378
Net security (losses) gains	(199)	62	424
Gain on repurchase of subordinated debt	—	—	2,264
Other income	1,207	1,108	985
Total noninterest income	$9,031	$8,270	$11,060

2018 compared to 2017

Noninterest income was $9.0 million for 2018, a $761 thousand increase compared to $8.3 million for 2017.  This increase was primarily due to increased BOLI income and gains on sales of mortgages.

Changes in noninterest income reflect:

•	Branch fee income increased $135 thousand from the prior year primarily due to increased check printing income and higher levels of service charges from commercial checking accounts.

•	Service and loan fee income, which consists of prepayment fees, application fees and servicing fees, increased $30 thousand in 2018.

•
Net gains on the sale of SBA loans increased $63 thousand to $1.7 million in 2018 due to an increase in the volume of SBA loans sales.  In 2018, $22.3 million in SBA loans were sold compared to $19.4 million in the prior year. SBA loan sales in 2018 averaged a lower bid rate compared to 2017, which resulted in lower gains per sale.

•
During the year, $80.7 million in residential mortgage loans were sold at a gain of $1.7 million compared to $82.1 million in loans sold at a gain of $1.5 million during the prior year. The increased gain was a result of portfolio sales of $13.3 million in 2018 vs $3.5 million in 2017.

•
BOLI income increased $506 thousand from prior year, primarily due to a $291 thousand death benefit in the third quarter of 2018, and the increase in income related to the purchase of a $10.0 million Separate Account BOLI policy during the third quarter of 2017.

•
There were net losses on the sales of securities totaling $4 thousand in 2018 compared to gains of $62 thousand in 2017. Due to the adoption of ASU 2016-01 in January of 2018, there was an unrealized loss of $195 thousand recognized during the year resulting from a decrease in the market value of equity securities.

•
Other income, which includes check card related income and miscellaneous service charges, totaled $1.2 million and $1.1 million in 2018 and 2017, respectively. The increase was primarily due to increases in Visa check card interchange fees and wire transfer fees.

2017 compared to 2016

Noninterest income was $8.3 million for 2017, a $2.8 million decrease compared to $11.1 million for 2016. This decrease was primarily due to a nonrecurring gain on the repurchase of subordinated debentures in 2016. The Company repurchased $5.2 million of its outstanding debentures on February 26, 2016. The subordinated debentures were repurchased at a price of $0.5475 per dollar, resulting in a 2016 pre-tax gain of $2.3 million on the transaction. Excluding the nonrecurring gain, noninterest income decreased
$526 thousand to $8.3 million primarily due to lower gains on the sale of mortgage and SBA loans and securities, partially offset by an increase in branch fee income.

Changes in noninterest income reflect:

•	Branch fee income increased $115 thousand from the prior year due to higher levels of overdraft fees and service charges from commercial checking accounts and paper statement fees.

•	Service and loan fee income increased $1.1 million in 2017 primarily due to increased loan interest rate swap program fees and loan and mortgage servicing income.

•
Net gains on the sale of SBA loans decreased $482 thousand to $1.6 million in 2017 due to a decrease in the volume of SBA loans sales. In 2017, $19.4 million in SBA loans were sold compared to $24.7 million in the prior year.

•
During the year, $82.1 million in residential mortgage loans were sold at a gain of $1.5 million compared to $108.1 million in loans sold at a gain of $2.6 million during the prior year. The decrease was by design as management elected to hold more residential mortgages in portfolio for long term investment.

•	BOLI income increased $91 thousand from prior year, primarily due to the purchase of a $10.0 million Separate Account BOLI policy.

•	Net gains on the sale of securities totaled $62 thousand and $424 thousand in 2017 and 2016, respectively.

•
Other income, which includes check card related income and miscellaneous service charges, totaled $1.1 million and $985 thousand in 2017 and 2016, respectively. The increase was primarily due to increases in Visa check card interchange fees and rental income.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the past three years:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Compensation and benefits	$20,119	$17,117	$14,952
Occupancy	2,739	2,381	2,360
Processing and communications	2,788	2,551	2,628
Furniture and equipment	2,348	2,079	1,700
Professional services	934	1,022	976
Loan collection and OREO (recoveries) expenses	(288)	463	654
Other loan expenses	135	186	152
Deposit insurance	782	546	713
Advertising	1,411	1,179	1,095
Director fees	671	637	559
Other expenses	1,782	1,883	1,842
Total noninterest expense	$33,421	$30,044	$27,631

2018 compared to 2017

Noninterest expense totaled $33.4 million for the year ended December 31, 2018, an increase of $3.4 million when compared to $30.0 million in 2017. The majority of this increase is attributed to expansion costs from two additional branches and increased headcount which resulted in higher compensation, benefits, occupancy and equipment expenses.

Changes in noninterest expense reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $3.0 million for the year ended December 31, 2018, when compared to 2017.  Expenses have risen as we expanded our branch network, lending and support staff. This additional headcount has resulted in higher salary, commission and benefit expense. In addition, benefits expense for 2018 included a $1.1 million supplemental executive retirement plan expense.

•	Occupancy expense increased $358 thousand in 2018 primarily due to the addition of branches in Ramsey, New Jersey, and in Bethlehem, Pennsylvania.

•	Processing and communications increased $237 thousand for the year ended December 31, 2018 when compared to 2017, primarily due to increased bank services from the addition of new branches.

•
Furniture and equipment expense increased $269 thousand in 2018, due to investment in our technology infrastructure through network and software upgrades that will improve our efficiency and help keep our data secure.

•	Professional service fees decreased $88 thousand in 2018, primarily due to lower consulting expenses, partially offset by increased loan review, legal and external audit and tax expenses.

•	Loan collection and OREO expenses decreased $751 thousand in 2018, primarily due to a $317 thousand recovery on an OREO property in 2018, compared to a loss of $253 thousand on a sale in 2017.

•	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, decreased $51 thousand in 2018, when compared to 2017.

•	Deposit insurance expense increased $236 thousand in 2018 when compared to 2017 due to asset growth.

•	Advertising expenses increased $232 thousand for the year ended December 31, 2018 in support of our retail and lending sales as well as branch expansions and retail promotions.

•	Director fees increased $34 thousand in 2018 when compared to 2017.

•	Other expenses decreased $101 thousand in 2018, primarily due to a decreased provision for loan commitments.

2017 compared to 2016

Noninterest expense totaled $30.0 million for the year ended December 31, 2017, an increase of $2.4 million when compared to $27.6 million in 2016. The majority of this increase may be attributed to costs of expanding our retail branch and lending networks which resulted in higher compensation and benefits expenses.

Changes in noninterest expense reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $2.2 million for the year ended December 31, 2017, when compared to 2016. Expenses have risen as we expanded our branch network, lending and support staff. This additional headcount has resulted in higher salary, commission and benefit expense.

•	Occupancy expense remained relatively flat with expenses of $2.4 million in 2017 and 2016.

•	Processing and communications remained relatively flat with expenses of $2.6 million in 2017 and 2016.

•
Furniture and equipment expense increased $379 thousand in 2017, due to investment in our technology infrastructure through equipment, network and software upgrades that will improve our efficiency and keep our data secure.

•	Professional service fees increased $46 thousand in 2017, primarily due to increased consulting expenses, partially offset by decreased loan review and legal expenses.

•	Loan collection and OREO expenses decreased $191 thousand in 2017, primarily due to lower legal and property tax expense.

•
Other loan expenses increased $34 thousand in 2017, when compared to 2016, primarily due to an increase in loan appraisal expenses, partially offset by decreases in site visits, inspections and tax service fees.

•	Deposit insurance expense decreased $167 thousand in 2017 when compared to 2016 as a result of a drop in our assessment rate due to the capital raise in December 2016.

•	Advertising expenses increased $84 thousand for the year ended December 31, 2017 in support of our retail and lending sales as well as the branch expansion.

•	Director fees increased $78 thousand in 2017 when compared to 2016.

•	Other expenses increased $41 thousand in 2017, primarily due to increased officer and employee training and provision for commitments.

Income Tax Expense

For 2018, the Company reported income tax expense of $5.4 million for an effective tax rate of 19.7%, compared to an income tax expense of $9.5 million and an effective tax rate of 42.5% in 2017 and an income tax expense of $7.3 million and an effective tax rate of 35.5% in 2016. This decrease was due to the Tax Act, which lowered the corporate tax rate from 35% to 21% starting in 2018. Under ASC 740, Income Taxes, we were required to adjust our deferred income tax balances as of the enactment date, December 22, 2017, to reflect the lower tax rate of 21%. This adjustment resulted in a $1.7 million increase in income tax expense and an effective tax rate of 42.5% for the year. Excluding this, our income tax expense was $7.8 million with an effective tax rate of 34.8% for the year ended December 31, 2017. For additional information on the revaluation of the deferred tax asset and the effective tax rate, see the "Non-GAAP Financial Measures" section in "Item 6. Selected Financial Data".

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax.

For additional information on income taxes, see Note 15 to the Consolidated Financial Statements.

Financial Condition

Total assets increased $123.7 million or 8.5 percent, to $1.6 billion at December 31, 2018, compared to $1.5 billion at December 31, 2017.  This increase was primarily due to increases of $132.0 million in net loans, with strong residential, commercial and consumer loan growth.

Total deposits increased $164.5 million, primarily due to increases of $131.6 million in time deposits, $20.8 million in interest-bearing demand deposits, and $14.0 million in noninterest-bearing demand deposits, partially offset by a decrease of $1.8 million in saving deposits. Borrowed funds decreased $65.0 million to $210.0 million at December 31, 2018 primarily due to the call of several FHLB borrowings and the maturity of repurchase borrowings.

Total shareholders’ equity increased $20.4 million from year end 2017, primarily due to net income from operations, less dividends paid on our common stock. Net income was $21.9 million for the year ended December 31, 2018, an increase of $9.0 million from the prior year.  Other changes in shareholders’ equity included stock-based transactions of $1.6 million, offset by an other comprehensive loss net of tax of $328 thousand and common stock dividends of $2.8 million paid in 2018.

These fluctuations are discussed in further detail in the sections that follow.

Securities

The Company’s securities portfolio consists of available for sale (“AFS”), held to maturity (“HTM”) and equity investments.  Management determines the appropriate security classification of available for sale or held to maturity at the time of purchase.  The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS securities totaled $46.7 million at December 31, 2018, a decrease of $5.6 million or 10.7%, compared to $52.3 million at December 31, 2017.  This net decrease was the result of:

•	$5.4 million in principal payments, maturities and called bonds,

•
$572 thousand of depreciation in the market value of the portfolio.  At December 31, 2018, the portfolio had a net unrealized loss of $1.0 million compared to a net unrealized loss of $476 thousand at December 31, 2017.  These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, and

•	$181 thousand in net amortization of premiums, partially offset by

•	$579 thousand from the purchase of one corporate bond.

The weighted average life of AFS securities, adjusted for prepayments, amounted to 6.2 years at both December 31, 2018 and 2017.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $14.9 million at December 31, 2018, a decrease of $1.4 million or 8.8 percent, from year end 2017.  This net decrease was the result of:

•	$1.4 million in principal payments and maturities and

•	$39 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.4 years and 5.9 years at December 31, 2018 and 2017, respectively.  As of December 31, 2018 and December 31, 2017, the fair value of HTM securities was $14.8 million and $16.3 million, respectively.

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

Equity securities totaled $2.1 million at December 31, 2018, an increase of $938 thousand or 77.8%, compared to $1.2 million at December 31, 2017. This net increase was the result of:

•	$1.1 million from the purchase of six community bank holdings, partially offset by

•	$195 thousand in market value adjustments throughout the year.

The average balance of taxable securities amounted to $60.7 million in 2018 compared to $66.1 million in 2017.  The average yield earned on taxable securities increased 7 basis points to 3.14 percent in 2018, from 3.07 percent in 2017.  The average balance of tax-exempt securities amounted to $5.1 million in 2018 compared to $6.2 million in 2017.  The average yield earned on tax-exempt securities decreased 102 basis points to 2.84 percent in 2018, from 3.86 percent in 2017.

Securities with a carrying value of $4.3 million and $20.8 million at December 31, 2018 and December 31, 2017, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 80 percent of the total investment portfolio had a fixed rate of interest at December 31, 2018, compared to 82 percent in 2017.

For additional information on securities, see Note 3 to the Consolidated Financial Statements.

Loans

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income.  The portfolio consists of SBA, commercial, residential mortgage and consumer loans.  Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans increased $133.9 million or 11.4 percent to $1.3 billion at December 31, 2018, compared to $1.2 billion at year end 2017.  Residential mortgages, commercial loans, and consumer loans increased $70.9 million, $65.2 million, and $14.0 million, respectively, partially offset by a decrease of $16.3 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses at December 31st for the past five years:

	2018		2017		2016		2015		2014
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Ending balance:
SBA loans held for investment	$39,333	3.0%	$43,999	3.8%	$42,492	4.4%	$39,393	4.4%	$40,401	5.3%
Commercial loans	694,102	53.2	628,865	53.7	535,515	55.0	494,871	55.6	436,271	57.2
Residential mortgage loans	436,056	33.4	365,145	31.2	289,093	29.7	264,523	29.8	220,878	29.0
Consumer loans	123,904	9.5	109,855	9.4	91,541	9.4	77,057	8.7	59,096	7.8
Total loans held for investment	1,293,395	99.1	1,147,864	98.1	958,641	98.5	875,844	98.5	756,646	99.3
SBA loans held for sale	11,171	0.9	22,810	1.9	14,773	1.5	13,114	1.5	5,179	0.7
Total loans	$1,304,566	100.0%	$1,170,674	100.0%	$973,414	100.0%	$888,958	100.0%	$761,825	100.0%

Average loans increased $189.2 million or 18.0 percent from $1.1 billion in 2017, to $1.2 billion in 2018.  The increase in average loans was due to increases in commercial loans, residential mortgages, consumer and SBA 7(a) loans.  The yield on the overall loan portfolio increased 23 basis points to 5.16 percent for the year ended December 31, 2018, compared to 4.93 percent for the prior year.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products.  These loans are made for the purposes of providing working capital, financing the purchase of equipment, inventory or commercial real estate.  Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the SBA provides the guarantee.  The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees.  In addition, many SBA 7(a) loans are for start up businesses where there is no historical financial information.  Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction.  The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $11.2 million at December 31, 2018,  a decrease of $11.6 million from $22.8 million at December 31, 2017.  SBA 7(a) loans held for investment amounted to $39.3 million at December 31, 2018, a decrease of $4.7 million from $44.0 million at December 31, 2017.  The yield on SBA 7(a) loans, which are generally floating and adjust quarterly to the Prime Rate, was 7.19 percent for the year ended December 31, 2018, compared to 6.42 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held for investment represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $101.1 million and $97.5 million in SBA loans were sold but serviced by the Company at December 31, 2018 and December 31, 2017,

respectively, and are not included on the Company’s balance sheet.  There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $694.1 million at December 31, 2018, an increase of $65.2 million from year end 2017.  The yield on commercial loans was 5.07 percent for the 2018, compared to 4.93 percent for the same period in 2017.  The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $436.1 million at December 31, 2018, an increase of $70.9 million from year end 2017.  Sales of mortgage loans totaled $80.7 million for 2018.  Approximately $13.3 million of the loans sold were from portfolio, with the remainder consisting of new production. Approximately $42.5 million and $34.6 million in residential loans were sold but serviced by the Company at December 31, 2018 and December 31, 2017, respectively, and are not included on the Company’s balance sheet. The yield on residential mortgages was 4.75 percent for 2018, compared to 4.59 percent for 2017. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $123.9 million at December 31, 2018, an increase of $14.0 million from December 31, 2017.  This increase was generated primarily by consumer construction loans, a product the Company first offered in 2014.  The yield on consumer loans was 5.97 percent for 2018, compared to 5.15 percent for 2017.

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

The following table shows the maturity distribution or repricing of the loan portfolio and the allocation of fixed and floating interest rates at December 31, 2018:

	December 31, 2018
(In thousands)	One year or less	One to five years	Over five years	Total
SBA loans	$44,745	$4,004	$1,755	$50,504
Commercial loans
SBA 504 loans	12,363	13,909	2,883	29,155
Commercial other	17,416	42,093	45,078	104,587
Commercial real estate	61,624	362,157	86,589	510,370
Commercial real estate construction	13,059	23,771	13,160	49,990
Total	$149,207	$445,934	$149,465	$744,606
Amount of loans with maturities or repricing dates greater than one year:
Fixed interest rates				$179,660
Floating or adjustable interest rates				415,739
Total				$595,399

For additional information on loans, see Note 4 to the Consolidated Financial Statements.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider.  These concessions typically include reductions in interest rate, extending the maturity of a loan, other modifications of payment terms, or a combination of modifications.  When the Company modifies a loan, management evaluates the loan for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

At December 31, 2018, there was one loan totaling $745 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $786 thousand at December 31, 2017.  The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

For additional information on TDRs, see Note 4 to the Consolidated Financial Statements.

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

Nonperforming assets consist of nonperforming loans and OREO.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans.  Loans past due 90 days or more and still accruing generally represent loans that are well secured and in process of collection.

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31st for the past five years:

(In thousands, except percentages)	2018	2017	2016	2015	2014
Nonperforming by category:
SBA loans held for investment (1)	$1,560	$632	$1,168	$1,764	$3,348
Commercial loans	1,076	68	939	2,682	6,830
Residential mortgage loans	4,211	1,669	2,672	2,224	645
Consumer loans	26	625	2,458	590	545
Total nonperforming loans (2)	$6,873	$2,994	$7,237	$7,260	$11,368
OREO	56	426	1,050	1,591	1,162
Total nonperforming assets	$6,929	$3,420	$8,287	$8,851	$12,530
Past due 90 days or more and still accruing interest:
SBA loans held for investment	$—	$—	$—	$—	$161
Commercial loans	—	60	—	—	7
Residential mortgage loans	98	—	—	—	722
Total past due 90 days or more and still accruing interest	$98	$60	$—	$—	$890
Nonperforming loans to total loans	0.53%	0.26%	0.74%	0.82%	1.49%
Nonperforming loans and TDRs to total loans (3)	0.58	0.32	0.74	1.16	1.96
Nonperforming assets to total loans and OREO	0.53	0.29	0.85	0.99	1.64
Nonperforming assets to total assets	0.44	0.23	0.70	0.82	1.24
(1) Guaranteed SBA loans included above	$89	$27	$60	$288	$1,569
(2) Nonperforming TDRs included above	—	—	153	293	2,960
(3) Performing TDRs	745	786	—	3,015	3,548

Nonperforming loans were $6.9 million at December 31, 2018, a $3.9 million increase from $3.0 million at year end 2017.  Since year end 2017, nonperforming loans in the residential, commercial and SBA segments increased, partially offset by a decrease in the consumer segment.  Included in nonperforming loans at December 31, 2018 are approximately $89 thousand of loans guaranteed by the SBA, compared to $27 thousand at December 31, 2017.  In addition, there were $98 thousand in loans past due 90 days or more and still accruing interest at December 31, 2018, compared to $60 thousand at December 31, 2017.

OREO properties totaled $56 thousand at December 31, 2018, a decrease of $370 thousand from $426 thousand at year end 2017.  During 2018, the Company took title to two new properties valued at $127 thousand that resulted in a charge to the allowance of $197 thousand. The Company sold two OREO properties, resulting in net recoveries of $22 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.5 million at December 31, 2018, an increase of $569 thousand from $4.0 million at December 31, 2017. The increase is due to the addition of five loans totaling $3.7 million offset by the deletion of nine loans totaling $3.1 million.

For additional information on asset quality, see Note 4 to the Consolidated Financial Statements.

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

When calculating the five-year historical net charge-off rate, the Company weights the past three years more heavily as it believes they are more indicative of future charge-offs.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate, and high risk.  The factors are evaluated separately for each type of loan.  For example, commercial loans are broken down further into commercial and industrial loans, commercial mortgages, construction loans, etc.  Each type of loan is risk weighted for each environmental factor based on its individual characteristics.

According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectable.  All credits which are 90 days past due must be analyzed for the Company's ability to collect on the credit.  Once a loss is known to exist, the charge-off approval process is immediately expedited.

The allowance for loan losses totaled $15.5 million at December 31, 2018, compared to $13.6 million at December 31, 2017, with resulting allowance to total loan ratios of 1.19 percent and 1.16 percent, respectively.  Net charge-offs amounted to $118 thousand for 2018, compared to $673 thousand for 2017.  The following table is a summary of the changes to the allowance for loan losses for the past five years, including net charge-offs to average loan ratios for each major loan category:

	For the years ended December 31,
(In thousands, except percentages)	2018	2017	2016	2015	2014
Balance, beginning of year	$13,556	$12,579	$12,759	$12,551	$13,141
Provision charged to expense	2,050	1,650	1,220	500	2,550
Charge-offs:
SBA loans held for investment	354	293	557	370	1,053
Commercial loans	10	227	775	898	1,129
Residential mortgage loans	—	55	101	50	740
Consumer loans	22	336	30	130	593
Total charge-offs	386	911	1,463	1,448	3,515
Recoveries:
SBA loans held for investment	72	121	33	54	140
Commercial loans	30	102	29	1,052	166
Residential mortgage loans	13	12	—	49	60
Consumer loans	153	3	1	1	9
Total recoveries	268	238	63	1,156	375
Total net charge-offs	118	673	1,400	292	3,140
Balance, end of year	$15,488	$13,556	$12,579	$12,759	$12,551
Selected loan quality ratios:
Net charge-offs/recoveries to average loans:
SBA loans held for investment	0.47%	0.29%	0.92%	0.62%	1.72%
Commercial loans	—	0.02	0.15	(0.04)	0.26
Residential mortgage loans	—	0.01	0.04	—	0.35
Consumer loans	(0.11)	0.32	0.03	0.19	1.14
Total loans	0.01	0.06	0.15	0.04	0.44
Allowance to total loans	1.19	1.16	1.29	1.44	1.65
Allowance to nonperforming loans	225.35	452.77	173.82	175.74	110.41

The following table sets forth, for each of the major lending categories, the amount of the allowance for loan losses allocated to each category and the percentage of total loans represented by such category, as of December 31st of the past five years.  The allocated allowance is the total of identified specific and general reserves by loan category.  The allocation is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of the portfolio.

	2018		2017		2016		2015		2014
(In thousands, except percentages)	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans
Balance applicable to:
SBA loans held for investment	$1,655	3.0%	$1,471	3.8%	$1,576	4.4%	$1,961	4.4%	$1,883	5.3%
Commercial loans	8,705	53.2	7,825	53.7	7,302	55.0	7,050	55.6	7,607	57.2
Residential mortgage loans	3,900	33.4	3,130	31.2	2,593	29.7	2,769	29.8	2,289	29.0
Consumer loans	1,228	9.5	1,130	9.4	925	9.4	817	8.7	667	7.8
Unallocated	—	—	—	—	183	—	162	—	105	—
Total loans held for investment	15,488	99.1	13,556	98.1	12,579	98.5	12,759	98.5	12,551	99.3
SBA loans held for sale	—	0.9	—	1.9	—	1.5	—	1.5	—	0.7
Total loans	$15,488	100.0%	$13,556	100.0%	$12,579	100.0%	$12,759	100.0%	$12,551	100.0%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At December 31, 2018, a $290 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $292 thousand commitment reserve at December 31, 2017.

For additional information on the allowance for loan losses and reserve for unfunded loan commitments, see Note 5 to the Consolidated Financial Statements.

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

The following table shows period-end deposits and the concentration of each category of deposits for the past three years:

	2018		2017		2016
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$270,152	22.4%	$256,119	24.6%	$215,963	22.8%
Interest-bearing demand deposits	185,792	15.4	164,997	15.8	145,654	15.4
Savings deposits	394,727	32.6	396,557	38.0	363,462	38.5
Time deposits	357,016	29.6	225,464	21.6	220,644	23.3
Total deposits	$1,207,687	100.0%	$1,043,137	100.0%	$945,723	100.0%

Total deposits increased $164.6 million to $1.2 billion at December 31, 2018, from $1.0 billion at December 31, 2017.  This increase in deposits was due to increases of $131.6 million, $20.8 million and $14.0 million in time deposits, interest-bearing demand deposits and noninterest-bearing demand deposits, partially offset by a decrease of $1.8 million in savings deposits.

The Company’s deposit composition at December 31, 2018, consisted of 32.6 percent savings deposits, 29.6 percent time deposits, 22.4 percent noninterest-bearing demand deposits and 15.4 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2017 reflects a 8.0 percent increase in time deposits, offset by a 5.4 percent decrease in savings deposits, 2.2 percent decrease in noninterest-bearing demand deposits and a 0.4 percent decrease in interest-bearing demand deposits.

The increase in noninterest-bearing demand deposits is attributable to growth in commercial customer relationships.

The following table shows average deposits and the concentration of each category of deposits for the past three years:

	For the years ended December 31,
	2018		2017		2016
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$261,976	22.6%	$237,207	21.6%	$199,554	21.6%
Interest-bearing demand deposits	177,022	15.3	159,642	14.4	133,212	14.4
Savings deposits	404,613	35.0	397,250	35.7	328,486	35.7
Time deposits	314,224	27.1	219,847	28.3	261,225	28.3
Total deposits	$1,157,835	100.0%	$1,013,946	100.0%	$922,477	100.0%

For additional information on deposits, see Note 8 to the Consolidated Financial Statements.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist or perviously consisted primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York and repurchase agreements.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB, while investment securities were pledged against the repurchase agreements.

Borrowed funds and subordinated debentures totaled $220.3 million and $285.3 million at December 31, 2018 and December 31, 2017, respectively, and are broken down in the following table:

(In thousands)	December 31, 2018	December 31, 2017
FHLB borrowings:
Fixed rate advances	$—	$40,000
Adjustable rate advances	50,000	50,000
Overnight advances	160,000	170,000
Other repurchase agreements	—	15,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$220,310	$285,310

Borrowed funds decreased $65.0 million from prior year-end due to a $40.0 million decrease in FHLB fixed rate advances, a $15.0 million decrease in other repurchase agreements and a $10.0 million decrease in FHLB overnight borrowings during the year ended December 31, 2018.

FHLB Borrowings

At December 31, 2018, the Company had no fixed rate advances, compared to $40.0 million at December 31, 2017. The decrease was a result of the FHLB exercising its option to put each of the advances as a result of the rising interest rate environment. The borrowings had a weighted average rate of 2.016%.

At December 31, 2018 and December 31, 2017, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million advances and one $10.0 million advance. These ARC advances roll over every six months. The Company has opted to use swap instruments to control rates in the rising environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The terms of these transactions are as follows:

•	The $160.0 million FHLB overnight line of credit advance issued on December 31, 2018 was at a rate of 2.60% and was repaid on January 2, 2019.

•
The $20.0 million FHLB advance that was issued on December 7, 2018 has an adjustable interest rate equal to 3 month LIBOR plus 5.0 basis points and matures on June 7, 2019. This borrowing was swapped to a 5 year fixed rate borrowing at 1.730%.

•
The $10.0 million FHLB advance that was issued on August 16, 2018 has an adjustable interest rate equal to 3 month LIBOR plus 8.5 basis points and matures on February 19, 2019. This borrowing was swapped to a 5 year fixed rate borrowing at 1.103%.

•
The $20.0 million FHLB advance that was issued on July 5, 2018 has an adjustable interest rate equal to LIBOR minus 1.0 basis points and matures on January 7, 2019. This borrowing was swapped to a 5 year fixed rate borrowing at 1.048%.

At December 31, 2018, there were FHLB overnight borrowings of $160.0 million at a rate of 2.600%, compared to $170.0 million at a rate of 1.530% at December 31, 2017.

In December 2018, the FHLB issued a $22.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At December 31, 2018, the Company had $262.5 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Repurchase Agreements

At December 31, 2017, the Company was party to a $15.0 million repurchase agreement that was entered into in February 2008, with a rate of 3.670%. The borrowing matured on February 28, 2018.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Company, issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 4.414% at December 31, 2018 and 3.265% at December 31, 2017. This has been swapped to a 3 year fixed rate borrowing at 0.885%.

For additional information on borrowed funds and subordinated debentures, see Note 9 to the Consolidated Financial Statements.

Market Risk

Based on the Company’s business, the two largest risks facing the Company are market risk and credit risk.  Market risk for the Company is primarily limited to interest rate risk, which is the impact that changes in interest rates would have on future earnings.  The Company’s Risk Management Committee (“RMC”) manages this risk.  The principal objectives of RMC are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital, and liquidity requirements, and actively manage risk within Board-approved guidelines.  The RMC reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions, and interest rate levels.

The Company uses various techniques to evaluate risk levels on both a short and long-term basis.  One of the monitoring tools is the “gap” ratio.  A gap ratio, as a percentage of assets, is calculated to determine the maturity and repricing mismatch between interest rate-sensitive assets and interest rate-sensitive liabilities.  A gap is considered positive when the amount of interest rate-sensitive assets repricing exceeds the amount of interest rate-sensitive liabilities repricing in a designated time period.  A positive gap should result in higher net interest income with rising interest rates, as the amount of the assets repricing exceeds the amount of liabilities repricing.  Conversely, a gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets, and lower rates should result in higher net interest income.

Repricing of mortgage-related securities is shown by contractual amortization and estimated prepayments based on the most recent 3-month constant prepayment rate.  Callable agency securities are shown based upon their option-adjusted spread modified duration date (“OAS”), rather than the next call date or maturity date.  The OAS date considers the coupon on the security, the time to the next call date, the maturity date, market volatility and current rate levels.  Fixed rate loans are allocated based on expected amortization.

The following table sets forth the gap ratio at December 31, 2018.  Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity.  Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds.  Core deposits such as interest-bearing demand, savings and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates.

(In thousands, except percentages)	Under six months	Six months through one year	More than one year through three years	More than three years through five years	More than five years through ten years	More than ten years and not repricing	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$20,028	$20,028
Federal funds sold, interest-bearing deposits and repos	124,017	—	1,470	—	—	—	125,487
Federal Home Loan Bank stock	—	—	—	—	—	10,795	10,795
Securities	6,017	2,776	18,920	14,532	12,266	9,221	63,732
Loans	395,168	145,266	372,771	298,960	71,226	21,175	1,304,566
Allowance for loan losses	—	—	—	—	—	(15,488)	(15,488)
Other assets	—	—	—	—	—	70,037	70,037
Total assets	$525,202	$148,042	$393,161	$313,492	$83,492	$115,768	$1,579,157
Liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$—	$—	$—	$—	$—	$270,152	$270,152
Savings and interest-bearing demand deposits	284,062	—	75,142	111,775	109,540	—	580,519
Time deposits	110,368	71,082	155,355	19,821	390	—	357,016
Borrowed funds and subordinated debentures	170,000	—	50,000	—	—	310	220,310
Other liabilities	—	—	—	—	—	12,672	12,672
Shareholders' equity	—	—	—	—	—	138,488	138,488
Total liabilities and shareholders' equity	$564,430	$71,082	$280,497	$131,596	$109,930	$421,622	$1,579,157
Gap	(39,228)	76,960	112,664	181,896	(26,438)	(305,854)
Cumulative gap	(39,228)	37,732	150,396	332,292	305,854	—
Cumulative gap to total assets	(2.5)%	2.4%	9.5%	21.0%	19.4%	—

At December 31, 2018, there was a six-month liability-sensitive gap of $39.2 million and a one-year asset-sensitive gap of $37.7 million, as compared to a six-month liability-sensitive gap of $833 thousand and a one-year asset-sensitive gap of $33.6 million at December 31, 2017.  The six-month and one-year cumulative gap to total assets ratios were within the Board-approved guidelines of +/- 20 percent.

Other models are also used in conjunction with the static gap table, which is not able to capture the risk of changing spread relationships over time, the effects of projected growth in the balance sheet or dynamic decisions such as the modification of investment maturities as a rate environment unfolds.  For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are combined to produce a range of potential income results.  Net interest income is managed within guideline ranges for interest rates rising or falling by 200 basis points.  Results outside of guidelines require action by the RMC to correct the imbalance.  Simulations are typically created over a 12 to 24 month time horizon.  At December 31, 2018, these simulations show that with a 200 basis point rate increase over a 12 month period, net interest income would decrease by approximately $720 thousand, or 1.3 percent.  A 200 basis point rate decline over a 12 month period would decrease net interest income by approximately $1.9 million or 3.4 percent.  These variances in net interest income are within the Board-approved guidelines of +/- 10 percent.

Finally, to measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the RMC.  The Company’s variance in the economic value of equity with rate shocks of 200 basis points is a decline of 6.0 percent in a rising rate environment and a decrease of 2.9 percent in a falling rate environment at December 31, 2018.  At December 31, 2017, the Company’s variance in the economic value of equity with rate shocks of 200 basis points is a decline of 7.2 percent in a rising rate environment and a decrease of 1.4 percent in a falling rate environment.  The variance in the EVPE at December 31, 2018 and 2017 were within the Board-approved guidelines in place at the time of +/- 20 percent.

Liquidity

Consolidated Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due.  A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace.  The Company’s liquidity is monitored by management and the Board of Directors through the RMC, which reviews historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.  The goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  As the Consolidated Bank comprises the majority of the assets of the Company, this Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity.  At December 31, 2018, the balance of cash and cash equivalents was $145.5 million, a decrease of $4.7 million from December 31, 2017.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $38.6 million and $14.4 million in net cash for the years ended December 31, 2018 and 2017.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $140.7 million and $219.6 million in net cash for the years ended December 31, 2018 and 2017, respectively.  Cash was primarily used to fund new loans, purchase FHLB stock, securities and premises and equipment, partially offset by cash inflows from proceeds from the redemption of FHLB stock and maturities and pay downs on securities.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $46.7 million and $53.2 million at December 31, 2018 and December 31, 2017, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $6.0 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $11.2 million and $22.8 million at December 31, 2018 and December 31, 2017, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $289.9 million to its borrowers as of December 31, 2018, compared to $291.9 million at December 31, 2017.  At December 31, 2018, $161.1 million of these commitments expire within one year, compared to $209.3 million at December 31, 2017.  The Company had $5.7 million and $5.6 million in standby letters of credit at December 31, 2018 and December 31, 2017, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $97.3 million and $249.5 million in net cash for the years ended December 31, 2018 and 2017, respectively, primarily due to an increase in the Company’s borrowings and deposits, partially offset by the Company’s repayment of borrowings.

•
Deposits.  As of December 31, 2018, deposits included $121.9 million of Government deposits, as compared to $99.6 million at year end 2017. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $116.6 million of deposits from fourteen municipalities.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $210.0 million and $260.0 million as of December 31, 2018 and 2017, respectively.  There were no third party repurchase agreements as of December 31, 2018, compared to a total of $15.0 million as of December 31, 2017.  As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged.  At December 31, 2018, pledging provided an additional $221.9 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid and rental payments on corporate headquarters by the Bank.  Other than its investment in the Bank, Unity Risk Management Inc., and Unity Statutory Trust II, the Parent Company does not actively engage in other transactions or business.  Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses, cash dividends on common stock and payments on trust preferred debt.

At December 31, 2018, the Parent Company had $1.2 million in cash and cash equivalents and $1.2 million in investment securities valued at fair market value, compared to $1.6 million in cash and cash equivalents and $278 thousand in investment securities at December 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of December 31, 2018:

(In thousands)	One year or less	One to three years	Three to five years	Over five years	Total
Off-balance sheet arrangements:
Standby letters of credit	$4,720	$166	$—	$799	$5,685
Contractual obligations:
Time deposits	181,450	155,355	19,821	390	357,016
Borrowed funds and subordinated debentures	210,000	—	—	10,310	220,310
Operating lease obligations	383	675	446	376	1,880
Purchase obligations	1,959	3,919	2,123	—	8,001
Total off-balance sheet arrangements and contractual obligations	$398,512	$160,115	$22,390	$11,875	$592,892

Standby letters of credit represent guarantees of payment issued by the Bank on behalf of a client that is used as "payment of last resort" should the client fail to fulfill a contractual commitment with a third party.  Standby letters of credit are typically short-term in duration, maturing in one year or less.

Time deposits have stated maturity dates.  For additional information on time deposits, see Note 8 to the Consolidated Financial Statements.

Borrowed funds and subordinated debentures include adjustable rate borrowings from the Federal Home Loan Bank and subordinated debentures.  The borrowings have defined terms and under certain circumstances are callable at the option of the lender. For additional information on borrowed funds and subordinated debentures, see Note 9 to the Consolidated Financial Statements.

Operating leases represent obligations entered into by the Company for the use of land and premises.  The leases generally have escalation terms based upon certain defined indexes. For additional information on the Company’s operating leases, see Note 10 to the Consolidated Financial Statements.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist primarily of contractual obligations under data processing and ATM service agreements.

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $20.4 million to $138.5 million at December 31, 2018 compared to $118.1 million at December 31, 2017, primarily due to net income of $21.9 million. Other items impacting shareholders’ equity included $2.8 million in dividends paid on common stock, $386 thousand in unrealized losses net of tax on available for sale securities, $1.6 million from the issuance of common stock under employee benefit plans, $148 thousand in unrealized gains net of tax on cash flow hedges and $90 thousand in adjustments related to the defined benefit plan. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

For additional information on shareholders’ equity, see Note 12 to the Consolidated Financial Statements.

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

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at December 31, 2018 and 2017, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”  The Company’s capital amounts and ratios reflect the capital decreases described above.

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(1)	10.50%	(2)	10.00%

(1) Includes 1.875% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.37%	9.03%	4.000%		4.00%		5.00%
CET1	10.81%	11.33%	5.750%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	11.75%	11.33%	7.250%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	12.87%	12.50%	9.250%	(3)	10.50%	(4)	10.00%

(3) Includes 1.25% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer.

For additional information on regulatory capital, see Note 17 to the Consolidated Financial Statements.

Forward-Looking Statements

This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader in understanding anticipated future financial performance.  These statements involve certain risks, uncertainties, estimates and assumptions by management.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to those listed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K; the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in tax, accounting or regulatory practices and requirements; and technological changes.  Although management has taken certain steps to mitigate the negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on future profitability.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2018, contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodology for the determination of the other-than-temporary impairment on securities, servicing assets, allowance for loan losses, and income taxes involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies are periodically reviewed with the Audit Committee and the Board of Directors.

Other-Than-Temporary Impairment

The Company has a process in place to identify debt securities that could potentially incur credit impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, the intent to sell a security or whether it is more likely than not the security will be required to be sold before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the ability and intent to hold the security for a forecasted period of time that allows for the recovery in value.

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

For additional information on other-than-temporary impairment, see Note 3 to the Consolidated Financial Statements.

Servicing Assets

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

For additional information on servicing assets, see Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses and Unfunded Loan Commitments

The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses as of the balance sheet date.  The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience.  The allowance for loan losses consists of specific reserves for individually impaired credits and TDRs and reserves for nonimpaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends.  This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

Although management attempts to maintain the allowance at a level deemed adequate to provide for probable losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions and underlying collateral values.  In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses.  These agencies may require the Company to make additional provisions based on judgments about information available at the time of the examination.

The Company maintains an allowance for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the allowance are made through other expenses and applied to the allowance which is maintained in other liabilities.

For additional information on the allowance for loan losses and unfunded loan commitments, see Note 5 to the Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If tax reform results in a decline in the corporate tax rates the Company would have to write-down its deferred tax asset.

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

For additional information on income taxes, see Note 15 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8.  Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$20,028	$23,701
Federal funds sold, interest-bearing deposits and repos	125,487	126,553
Cash and cash equivalents	145,515	150,254
Securities:
Securities available for sale (amortized cost of $47,762 and $52,763 in 2018 and 2017, respectively)	46,713	52,287
Securities held to maturity (fair value of $14,802 and $16,346 in 2018 and 2017, respectively)	14,875	16,307
Equity securities (amortized cost of $2,394 and $1,262 in 2018 and 2017, respectively)	2,144	1,206
Total securities	63,732	69,800
Loans:
SBA loans held for sale	11,171	22,810
SBA loans held for investment	39,333	43,999
Commercial loans	694,102	628,865
Residential mortgage loans	436,056	365,145
Consumer loans	123,904	109,855
Total loans	1,304,566	1,170,674
Allowance for loan losses	(15,488)	(13,556)
Net loans	1,289,078	1,157,118
Premises and equipment, net	23,371	23,470
Bank owned life insurance ("BOLI")	24,710	24,227
Deferred tax assets	5,350	4,017
Federal Home Loan Bank ("FHLB") stock	10,795	12,863
Accrued interest receivable	6,399	5,447
Other real estate owned ("OREO")	56	426
Goodwill	1,516	1,516
Prepaid expenses and other assets	8,635	6,358
Total assets	$1,579,157	$1,455,496
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$270,152	$256,119
Interest-bearing demand	185,792	164,997
Savings	394,727	396,557
Time, under $100,000	184,022	133,881
Time, $100,000 to $250,000	116,147	71,480
Time, $250,000 and over	56,847	20,103
Total deposits	1,207,687	1,043,137
Borrowed funds	210,000	275,000
Subordinated debentures	10,310	10,310
Accrued interest payable	406	436
Accrued expenses and other liabilities	12,266	8,508
Total liabilities	1,440,669	1,337,391
Shareholders' equity:
Common stock, no par value, 12,500 shares authorized, 10,780 shares issued and outstanding in 2018; 10,615 shares issued and outstanding in 2017	88,484	86,782
Retained earnings	50,161	31,117
Accumulated other comprehensive (loss) income	(157)	206
Total shareholders' equity	138,488	118,105
Total liabilities and shareholders' equity	$1,579,157	$1,455,496

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$773	$851	$214
FHLB stock	462	370	245
Securities:
Taxable	1,907	2,029	1,698
Tax-exempt	117	159	204
Total securities	2,024	2,188	1,902
Loans:
SBA loans	4,338	3,805	3,181
Commercial loans	33,886	28,150	25,256
Residential mortgage loans	18,837	14,650	12,205
Consumer loans	6,943	5,296	4,021
Total loans	64,004	51,901	44,663
Total interest income	67,263	55,310	47,024
INTEREST EXPENSE
Interest-bearing demand deposits	1,202	665	537
Savings deposits	3,871	2,738	1,742
Time deposits	5,903	3,278	3,670
Borrowed funds and subordinated debentures	2,540	2,772	2,818
Total interest expense	13,516	9,453	8,767
Net interest income	53,747	45,857	38,257
Provision for loan losses	2,050	1,650	1,220
Net interest income after provision for loan losses	51,697	44,207	37,037
NONINTEREST INCOME
Branch fee income	1,519	1,384	1,269
Service and loan fee income	2,130	2,100	1,020
Gain on sale of SBA loans held for sale, net	1,680	1,617	2,099
Gain on sale of mortgage loans, net	1,719	1,530	2,621
BOLI income	975	469	378
Net security (losses) gains	(199)	62	424
Gain on repurchase of subordinated debt	—	—	2,264
Other income	1,207	1,108	985
Total noninterest income	9,031	8,270	11,060
NONINTEREST EXPENSE
Compensation and benefits	20,119	17,117	14,952
Occupancy	2,739	2,381	2,360
Processing and communications	2,788	2,551	2,628
Furniture and equipment	2,348	2,079	1,700
Professional services	934	1,022	976
Loan collection and OREO (recoveries) expenses	(288)	463	654
Other loan expenses	135	186	152
Deposit insurance	782	546	713
Advertising	1,411	1,179	1,095
Director fees	671	637	559
Other expenses	1,782	1,883	1,842
Total noninterest expense	33,421	30,044	27,631
Income before provision for income taxes	27,307	22,433	20,466
Provision for income taxes	5,388	9,540	7,257
Net income	$21,919	$12,893	$13,209
Net income per common share - Basic	$2.04	$1.22	$1.40
Net income per common share - Diluted	$2.01	$1.20	$1.38
Weighted average common shares outstanding - Basic	10,726	10,558	9,416
Weighted average common shares outstanding - Diluted	10,916	10,749	9,572

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$27,307	$5,388	$21,919
Other comprehensive loss
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(756)	(225)	(531)
Less: reclassification adjustment for losses on securities included in net income	(183)	(38)	(145)
Total unrealized losses on securities available for sale	(573)	(187)	(386)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	173	(90)
Total adjustments related to defined benefit plan	83	173	(90)
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	25	(123)	148
Total unrealized gains on cash flow hedges	25	(123)	148
Total other comprehensive loss	(465)	(137)	(328)
Total comprehensive income	$26,842	$5,251	$21,591

	For the year ended December 31, 2017
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$22,433	$9,540	$12,893
Other comprehensive income
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(152)	(18)	(134)
Less: reclassification adjustment for gains on securities included in net income	62	22	40
Total unrealized losses on securities available for sale	(214)	(40)	(174)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	33	50
Total adjustments related to defined benefit plan	83	33	50
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	204	34	170
Total unrealized gains on cash flow hedges	204	34	170
Total other comprehensive income	73	27	46
Total comprehensive income	$22,506	$9,567	$12,939

	For the year ended December 31, 2016
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$20,466	$7,257	$13,209
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	157	41	116
Less: reclassification adjustment for gains on securities included in net income	424	149	275
Total unrealized losses on securities available for sale	(267)	(108)	(159)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	26	57
Total adjustments related to defined benefit plan	83	26	57
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	1,232	503	729
Total unrealized gains on cash flow hedges	1,232	503	729
Total other comprehensive income	1,048	421	627
Total comprehensive income	$21,514	$7,678	$13,836

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Retained earnings (3)	Accumulated other comprehensive income (loss)	Total Shareholders' equity
(In thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2015	9,279	$59,371	$19,566	$(467)	$78,470
Net income			13,209		13,209
Other comprehensive income, net of tax				$627	627
Dividend on common stock ($0.18 per share)		109	(1,633)		(1,524)
10% stock dividend payable September 30, 2016		10,394	(10,394)		—
Common stock issued and related tax effects (1)	130	1,097			1,097
Proceeds from rights offering (2)	1,068	14,412			14,412
Balance, December 31, 2016	10,477	85,383	20,748	160	106,291
Net income			12,893		12,893
Other comprehensive income, net of tax				46	46
Dividends on common stock ($0.23 per share)		144	(2,524)		(2,380)
Common stock issued and related tax effects (1)	138	1,255			1,255
Balance, December 31, 2017	10,615	86,782	31,117	206	118,105
Net income			21,919		21,919
Other comprehensive loss, net of tax				(328)	(328)
Dividends on common stock ($0.27 per share)		107	(2,910)		(2,802)
Common stock issued and related tax effects (1)	165	1,595			1,595
Balance, Retained earnings impact due to adoption of ASU 2016-01 (4)			(40)	40	—
Balance, Tax Rate adjustment to AOCI (5)			75	(75)	—
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2) Represents gross proceeds of $14.6 million reduced by legal, accounting and other filing feeds of approximately $213 thousand.
(3) 2017 includes the impact of implementing ASU 2016-09, “Compensation - Stock Compensation (Topic 718),” which resulted in a cumulative-effect adjustment of $498 thousand to retained earnings.
(4) As a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $40 thousand of losses on available for sale equity securities sitting in accumulated other comprehensive income to retained earnings.
(5) As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $75 thousand from accumulated other comprehensive income to retained earnings.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$21,919	$12,893	$13,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,050	1,650	1,220
Net amortization of purchase premiums and discounts on securities	220	290	346
Depreciation and amortization	1,937	1,238	734
Deferred income tax expense	(1,262)	1,546	110
Net security losses (gains)	4	(62)	(424)
Gains on repurchase of subordinated debentures	—	—	(2,264)
Stock compensation expense	1,053	746	545
Loss (gain) on sale of OREO	(169)	245	(71)
Valuation writedowns on OREO	—	151	300
Gain on sale of mortgage loans held for sale, net	(1,390)	(1,699)	(1,610)
Gain on sale of SBA loans held for sale, net	(1,680)	(1,617)	(2,099)
Origination of mortgage loans held for sale	(80,729)	(82,088)	(108,120)
Origination of SBA loans held for sale	(9,510)	(24,394)	(29,916)
Proceeds from sale of mortgage loans held for sale, net	82,119	83,787	109,730
Proceeds from sale of SBA loans held for sale, net	23,939	20,998	26,837
BOLI income	(975)	(469)	(378)
Net change in other assets and liabilities	1,064	1,234	639
Net cash provided by operating activities	38,590	14,449	8,788
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(163)	(11,322)
Purchase of equity securities	(1,133)	—	—
Purchases of securities available for sale	(579)	(29,382)	(9,339)
Purchases of FHLB stock, at cost	(72,115)	(17,408)	(4,182)
Maturities and principal payments on securities held to maturity	1,393	4,278	2,201
Maturities and principal payments on securities available for sale	5,396	13,220	8,927
Proceeds from sales of securities held to maturity	—	529	6,661
Proceeds from sales of securities available for sale	—	2,777	12,472
Proceeds from redemption of FHLB stock	74,183	10,583	2,745
Proceeds from sale of OREO	440	1,034	2,302
Net increase in loans	(147,223)	(193,592)	(82,697)
Proceeds from BOLI	492	—	—
Purchase of BOLI	—	(10,000)	—
Purchases of premises and equipment	(1,507)	(1,509)	(9,595)
Net cash used in investing activities	(140,653)	(219,633)	(81,827)
FINANCING ACTIVITIES
Net increase in deposits	164,550	97,414	51,230
Proceeds from new borrowings	210,000	220,000	76,000
Repayments of borrowings	(275,000)	(66,000)	(47,000)
Repurchase of subordinated debentures	—	—	(2,891)
Proceeds from exercise of stock options	576	509	550
Dividends on common stock	(2,802)	(2,380)	(1,524)
Proceeds from capital offering	—	—	14,412
Net cash provided by financing activities	97,324	249,543	90,777

(Decrease) increase in cash and cash equivalents	(4,739)	44,359	17,738
Cash and cash equivalents, beginning of year	150,254	105,895	88,157
Cash and cash equivalents, end of year	$145,515	$150,254	$105,895
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$13,546	$9,447	$8,798
Income taxes paid	5,941	7,002	7,592
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	—	13	—
Capitalization of servicing rights	938	172	1,472
Transfer of loans to OREO	127	872	1,990

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Overview

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiary, Unity Bank (the “Bank” or when consolidated with the Parent Company, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Unity Bancorp, Inc. is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, the Bank, is chartered by the New Jersey Department of Banking and Insurance.  The Bank provides a full range of commercial and retail banking services through nineteen branch offices located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits.

Unity Bank has nine wholly-owned subsidiaries: Unity Investment Services, Inc., AJB Residential Realty Enterprises, Inc., AJB Commercial Realty, Inc., MKCD Commercial, Inc., JAH Commercial, Inc., UB Commercial LLC, ASBC Holdings LLC, Unity Property Holdings 1, Inc., and Unity Property Holdings 2, Inc.  Unity Investment Services, Inc. is used to hold and administer part of the Bank’s investment portfolio.  The other subsidiaries hold, administer and maintain the Bank’s other real estate owned (“OREO”) properties. Unity Investment Services, Inc. has one subsidiary, Unity Delaware Investment 2, Inc., which has one subsidiary, Unity NJ REIT, Inc.  Unity NJ REIT, Inc. was formed in 2013 to hold loans.

The Company has two wholly-owned subsidiaries: Unity (NJ) Statutory Trust II and Unity Risk Management, Inc. For additional information on Unity (NJ) Statutory Trust II, see Note 9 to the Consolidated Financial Statements. Unity Risk Management, Inc. is the Company's captive insurance company that insures risks to the Bank not insured by the traditional commercial insurance market.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits.

Securities

The Company classifies its securities into three categories, available for sale, held to maturity and equity investments.

Securities that are classified as available for sale are stated at fair value.  Unrealized gains and losses on securities available for sale are generally excluded from results of operations and are reported as other comprehensive income, a separate component of shareholders' equity, net of taxes.  Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks or for asset/liability management purposes.  The cost of securities sold is determined on a specific identification basis.  Gains and losses on sales of securities are recognized in the Consolidated Statements of Income on the date of sale.

Securities are classified as held to maturity based on management’s intent and ability to hold them to maturity.  Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts using the level yield method.

If transfers between the available for sale and held to maturity portfolios occur, they are accounted for at fair value and unrealized holding gains and losses are accounted for at the date of transfer.  For securities transferred to available for sale from held to maturity, unrealized gains or losses as of the date of the transfer are recognized in other comprehensive income (loss), a separate component of shareholders’ equity.  For securities transferred into the held to maturity portfolio from the available for sale portfolio, unrealized gains or losses as of the date of transfer continue to be reported in other comprehensive income (loss), and are amortized over the remaining life of the security as an adjustment to its yield, consistent with amortization of the premium or accretion of the discount.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. These securities were transferred from available for sale and reclassified into equity securities on the balance sheet as a result of the adoption of ASU 2016-01 in January 2018. Periodic net gains and losses on equity investments are recognized in the income statement as realized gains and losses.

For additional information on securities, see Note 3 to the Consolidated Financial Statements.

Other-Than-Temporary Impairment

The Company has a process in place to identify debt securities that could potentially incur credit impairment that is other-than-temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, the intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.

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

Servicing assets represent the estimated fair value of retained servicing rights, net of servicing costs, at the time loans are sold.  Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on stratifying the underlying financial assets by date of origination and term.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment, if temporary, would generally be reported as a valuation allowance.

Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets.  Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets.

For additional information on servicing assets, see Note 4 to the Consolidated Financial Statements.

Loans Held for Investment

Loans held for investment are stated at the unpaid principal balance, net of unearned discounts and deferred loan origination fees and costs.  In accordance with the level yield method, loan origination fees, net of direct loan origination costs, are deferred and recognized over the estimated life of the related loans as an adjustment to the loan yield.  Interest is credited to operations primarily based upon the principal balance outstanding.

Loans are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when the borrower is in arrears for two or more monthly payments; open end credit for two or more billing cycles; and single payment notes if interest or principal remains unpaid for 30 days or more.

Nonperforming loans consist of loans that are not accruing interest as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt (nonaccrual loans).  When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings.  Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.  Loans may be returned to an accrual status when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest.

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

For additional information on loans, see Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses as of the balance sheet date.  The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience.  The allowance for loan losses consists of specific reserves for individually impaired credits and TDRs, reserves for nonimpaired loans based on historical loss factors adjusted for general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends.  This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

Although management attempts to maintain the allowance at a level deemed adequate to provide for probable losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions and underlying collateral values.  In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses.  These agencies may require the Company to make additional provisions based on judgments about information available at the time of the examination.

The Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expenses and applied to the reserve which is classified as other liabilities.

For additional information on the allowance for loan losses and reserve for unfunded loan commitments, see Note 5 to the Consolidated Financial Statements.

Premises and Equipment

Land is carried at cost.  All other fixed assets are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of buildings is not to exceed 30 years; furniture and fixtures is generally 10 years or less, and equipment is 3 to 5 years.  Leasehold improvements are depreciated over the life of the underlying lease.

For additional information on premises and equipment, see Note 6 to the Consolidated Financial Statements.

Bank Owned Life Insurance

The Company purchased life insurance policies on certain members of management.  Bank owned life insurance is recorded at its cash surrender value or the amount that can be realized.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district FHLB according to a predetermined formula.  The stock is carried at cost.  Management reviews the stock for impairment based on the ultimate recoverability of the cost basis in the stock.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines.  Management considers such criteria as the significance of the decline in net assets, if any, of the FHLB, the length of time this situation has persisted, commitments by the FHLB to make payments required by law or regulation, the impact of legislative and regulatory changes on the customer base of the FHLB and the liquidity position of the FHLB.

Other Real Estate Owned

Other real estate owned is recorded at the fair value, less estimated costs to sell at the date of acquisition, with a charge to the allowance for loan losses for any excess of the loan carrying value over such amount.  Subsequently, OREO is carried at the lower of cost or fair value, as determined by current appraisals.  Certain costs that increase the value or extend the useful life in preparing properties for sale are capitalized to the extent that the appraisal amount exceeds the carry value, and expenses of holding foreclosed properties are charged to operations as incurred.

Appraisals

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100,000 and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business.  Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  Subsequent to receiving the third party results, the Company will discount the value 6 to 10 percent for selling and closing costs.

Income Taxes

The Company follows Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return.  ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

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

For additional information on income taxes, see Note 15 to the Consolidated Financial Statements.

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

For additional information on net income per share, see Note 16 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation,” which requires recognition of compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award.  Compensation expense is equal to the fair value of the award, net of estimated forfeitures, and is recognized over the vesting period of such awards.

For additional information on the Company’s stock-based compensation, see Note 18 to the Consolidated Financial Statements.

Fair Value

The Company follows FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.

For additional information on the fair value of the Company’s financial instruments, see Note 19 to the Consolidated Financial Statements.

Other Comprehensive Income

Other comprehensive income consists of the change in unrealized gains (losses) on SERP, securities available for sale and swap related items that were reported as a component of shareholders’ equity, net of tax.

For additional information on other comprehensive income, see Note 11 to the Consolidated Financial Statements.

Advertising

The Company expenses the costs of advertising in the period incurred.

Dividend Restrictions

Banking regulations require maintaining certain capital levels that may limit the dividends paid by the Bank to the holding company or by the holding company to the shareholders.

Operating Segments

While management monitors the revenue streams of its various products and services, operating results and financial performance are evaluated on a company-wide basis.  The Company’s management uses consolidated results to make operating and strategic decisions.  Accordingly, there is only one reportable segment.

Recent Accounting Pronouncements

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

For deposit-related fees, considering the straightforward nature of the arrangements with the Company’s deposits customers, the Company's recognition and measurement outcomes of deposit-related fees was not significant differently under the new guidance compared to previous U.S. GAAP.

ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company applied this change on January 1, 2018 and the impact of the adoption of ASU 2014-09 on its consolidated financial statements was immaterial.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This eliminates the available for sale classification of accounting for equity securities and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price.  This update requires that equity securities be carried at fair value on the balance sheet and any periodic changes in value will be adjusted through the income statement.  A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2018. As of December 31, 2018, $195 thousand in unrealized losses on equity securities were reclassified to net income.

 ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 was issued in three parts: (a) Section A, “Leases: Amendments to the FASB Accounting Standards Codification®,” (b) Section B, “Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®,” and (c) Section C, “Background Information and Basis for Conclusions.” While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant.  The update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC 2016-02 mandates a modified retrospective transition for all entities. In January 2018, FASB issued ASU 2018-01, " Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842." ASU 2018-01 was issued to facilitate the implementation of ASU 2016-02. ASU 2018-01 would give entities the option to apply ASC 842 as of the effective date, rather than as of the beginning of the earliest period presented. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-02. The standard will have a material impact on the Company's consolidated balance sheets, but will not have an impact on its consolidated income statements. The most significant impact will be the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases, while the accounting for finance leases will remain substantially unchanged. As of December 31, 2018, the Company is expecting the addition of $3.0 million in right-of-use assets and lease liabilities to be added its consolidated balance sheets.

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

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2018.

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

ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 was issued to ease the burden associated with assessing hedge effectiveness and to promote better financial statement alignment of the recognition and presentation of the effects of the hedging instrument and the hedged item. This guidance requires entities to present the earnings effect of the hedging instrument in the same income statement line item with the earnings effect on the hedged item. In October 2018, FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2018-16 was issued to expand the list of benchmark interest rates for hedge accounting. The effective date for the amendment is the same as the effective date for ASU 2017-12. For public business entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 and ASU 2018-16 are not expected to have a significant impact on the consolidated financial statements.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2018.

Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Other non-interest income primarily includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

2.  Restrictions on Cash

Federal law requires depository institutions to hold reserves in the form of vault cash or, if vault cash is insufficient, in the form of a deposit maintained with a Federal Reserve Bank.  The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in the FRB’s Regulation D to an institution's reservable liabilities.  As of December 31, 2018 and December 31, 2017, the Company required $23.1 million of additional reserves to meet its reserve requirements.

In addition, the Company’s contract with its current electronic funds transfer (“EFT”) provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days.  The required balance was $156 thousand as of December 31, 2018 and 2017.  This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

As of December 31, 2018, Unity Risk Management, Inc. had a total cash balance of $1.7 million, compared to $1.3 million at December 31, 2017.

3.  Securities

This table provides the major components of securities available for sale (“AFS”) and held to maturity (“HTM”) at amortized cost and estimated fair value at December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,758	$—	$(116)	$5,642	$5,765	$—	$(74)	$5,691
State and political subdivisions	4,614	4	(120)	4,498	5,227	21	(56)	5,192
Residential mortgage-backed securities	27,159	74	(620)	26,613	32,111	153	(386)	31,878
Corporate and other securities	10,231	123	(394)	9,960	9,660	9	(143)	9,526
Total securities available for sale	$47,762	$201	$(1,250)	$46,713	$52,763	$183	$(659)	$52,287
Held to maturity:
U.S. Government sponsored entities	$2,527	$—	$(94)	$2,433	$3,026	$—	$(93)	$2,933
State and political subdivisions	951	110	—	1,061	1,113	144	—	1,257
Residential mortgage-backed securities	3,312	17	(52)	3,277	3,958	59	(18)	3,999
Commercial mortgage-backed securities	3,570	—	(138)	3,432	3,685	—	(142)	3,543
Corporate and other securities	4,515	84	—	4,599	4,525	89	—	4,614
Total securities held to maturity	$14,875	$211	$(284)	$14,802	$16,307	$292	$(253)	$16,346
Equity securities:
Total equity securities	$2,394	$—	$(250)	$2,144	$1,262	$15	$(71)	$1,206

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at December 31, 2018 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$3,678	1.61%	$1,964	2.17%	$—	—%	$5,642	1.80%
State and political subdivisions	184	2.43	796	3.89	2,200	2.44	1,318	2.74	4,498	2.78
Residential mortgage-backed securities	—	—	572	2.00	2,742	2.39	23,299	2.93	26,613	2.85
Corporate and other securities	—	—	3,715	3.48	6,245	4.62	—	—	9,960	4.19
Total securities available for sale	$184	2.43%	$8,761	2.64%	$13,151	3.42%	$24,617	2.92%	$46,713	3.01%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$2,527	1.98%	$2,527	1.98%
State and political subdivisions	—	—	—	—	494	5.07	457	5.84	951	5.44
Residential mortgage-backed securities	—	—	50	5.22	442	3.13	2,820	3.60	3,312	3.57
Commercial mortgage-backed securities	—	—	—	—	—	—	3,570	2.72	3,570	2.72
Corporate and other securities	—	—	—	—	4,515	5.73	—	—	4,515	5.73
Total securities held to maturity	$—	—%	$50	5.22%	$5,451	5.46%	$9,374	2.94%	$14,875	3.87%
Equity securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,144	1.26%	$2,144	1.26%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,642	$(116)	$5,642	$(116)
State and political subdivisions	4	—	—	3,129	(120)	3,129	(120)
Residential mortgage-backed securities	31	4,445	(23)	20,480	(597)	24,925	(620)
Corporate and other securities	5	971	(30)	5,787	(364)	6,758	(394)
Total temporarily impaired securities	45	$5,416	$(53)	$35,038	$(1,197)	$40,454	$(1,250)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,434	$(94)	$2,434	$(94)
Residential mortgage-backed securities	5	1,277	(15)	821	(37)	2,098	(52)
Commercial mortgage-backed securities	2	—	—	3,432	(138)	3,432	(138)
Total temporarily impaired securities	9	$1,277	$(15)	$6,687	$(269)	$7,964	$(284)

	December 31, 2017
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$3,732	$(40)	$1,958	$(34)	$5,690	$(74)
State and political subdivisions	2	476	(6)	1,792	(50)	2,268	(56)
Residential mortgage-backed securities	22	20,646	(218)	4,028	(168)	24,674	(386)
Corporate and other securities	7	4,563	(30)	2,803	(184)	7,366	(214)
Total temporarily impaired securities	36	$29,417	$(294)	$10,581	$(436)	$39,998	$(730)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,933	$(93)	$2,993	$(93)
Residential mortgage-backed securities	2	—	—	979	(18)	979	(18)
Commercial mortgage-backed securities	2	—	—	3,543	(142)	3,543	(142)
Total temporarily impaired securities	6	$—	$—	$7,455	$(253)	$7,455	$(253)

The Company sold one held to maturity security due to a significant deterioration in the creditworthiness of the bond in 2017. Investments in debt securities may be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. Evidence of a significant deterioration in the issuer's creditworthiness is a circumstance in which the enterprise may change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. This event was isolated, nonrecurring, and unusual for the Company.

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of December 31, 2018.  There was no other-than-temporary impairment on these securities at December 31, 2017.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2018 or December 31, 2017.

Corporate and other securities: Included in this category are corporate debt securities, Community Reinvestment Act (“CRA”) investments, asset-backed securities, and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve and the unrealized losses on CRA investments were caused by decreases in the market prices of the shares.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of December 31, 2018 or December 31, 2017. The contractual terms do not allow the securities to be settled at a price less than the par value.  Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of December 31, 2018 or December 31, 2017.

Realized Gains and Losses

Gross realized gains and losses on securities for the past three years are detailed in the table below:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Available for sale:
Realized gains	$—	$89	$302
Realized losses	(4)	(61)	(1)
Total securities available for sale	(4)	28	301
Held to maturity:
Realized gains	—	38	123
Realized losses	—	(4)	—
Total securities held to maturity	—	34	123
Net (losses) gains on sales of securities	$(4)	$62	$424

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There were no gross realized gains in 2018, compared to gross realized gains of $127 thousand in 2017 and $425 thousand in 2016.  There was a $4 thousand gross realized loss in 2018, compared to a $65 thousand loss in 2017 and $1 thousand in 2016.

•	The net loss during 2018 is attributed to the partial call of one tax-exempt municipal security with a book value of$174 thousand which resulted in a loss of $4 thousand.

•
The net gains during 2017 are attributed to the sale of three mortgage-backed securities with a total book value of $1.2 million and resulting gains of $71 thousand, the sale of one taxable municipal security with a book value of $529 thousand and resulting gains of $38 thousand, the call of two asset-backed securities totaling $3.5 million in book value, resulting in gains of $3 thousand, and the call of four municipal tax-exempt securities with a total book value of $500 thousand and resulting gains of $15 thousand, partially offset by the sale of two mortgage-backed securities with a book value of $1.6 million which resulted in a loss of $58 thousand, and the call of two corporate bonds with a book value of $3.0 million and resulting losses of $7 thousand.

•
The net gains during 2016 are attributed to the sale of fifteen municipal securities with a total book value of $6.4 million and resulting gains of $112 thousand, the sale of two SBA securities with a book value of $2.5 million and resulting gains of $12 thousand, the sale of thirteen equity securities totaling $515 thousand in book value, resulting in pre-tax gains of approximately $177 thousand, and the sale of five corporate bonds with a total book value of $8.5 million and resulting gains of $124 thousand, partially offset by the sale of one SBA security with a book value of $753 thousand resulting in a loss of $1 thousand.

Equity Securities

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

The company follows ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which aims to simplify accounting for financial instruments and to converge the guidance between U.S. GAAP and IFRS. ASU 2016-01 also includes guidance on how entities account for equity investments, present and disclose financial instruments, and measure the valuation allowance on deferred tax assets related to available-for-sale debt securities. The guidance in ASU 2016-01 requires an entity to disaggregate the net gains and losses on the equity investments recognized in the income statement during a reporting period into realized and unrealized gains and losses. As a result, equity securities are no longer carried at fair value through other comprehensive income (OCI) or by applying the cost method to those equity securities that do not have readily determinable values. Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income. The Company adopted this standard as of January 1, 2018.

The following is a summary of the realized gains and losses recognized in net income on equity securities during the year:

For the year ended December 31,
(In thousands)	2018
Net losses recognized during the period on equity securities	(195)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	(195)

Pledged Securities

Securities with a carrying value of $4.3 million and $20.8 million at December 31, 2018 and December 31, 2017, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

4.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses for the past two years:

(In thousands)	December 31, 2018	December 31, 2017
SBA loans held for investment	$39,333	$43,999
Commercial loans
SBA 504 loans	29,155	21,871
Commercial other	104,587	82,825
Commercial real estate	510,370	469,696
Commercial real estate construction	49,990	54,473
Residential mortgage loans	436,056	365,145
Consumer loans
Home equity	59,887	55,817
Consumer other	64,017	54,038
Total loans held for investment	$1,293,395	$1,147,864
SBA loans held for sale	11,171	22,810
Total loans	$1,304,566	$1,170,674

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

Residential Mortgage and Consumer Loans:  The Company originates mortgage and consumer loans including principally residential real estate, home equity lines and loans and consumer construction lines.  The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan.  A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans.  The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures.  Due diligence on loans begins when the Company initiates contact regarding a loan with a borrower.  Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval.  The loan portfolio is then subject to on-going internal reviews for credit quality, as well as independent credit reviews by an outside firm.

The Company's extension of credit is governed by the Credit Risk Policy which was established to control the quality of the Company's loans.  These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Credit Ratings

For SBA 7(a), and commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality.  A loan’s internal risk rating is updated at least annually and more frequently if circumstances warrant a change in risk rating.  The Company uses a 1 through 10 loan grading system that follows regulatory accepted definitions.

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

For residential mortgage and consumer loans, management uses performing versus nonperforming as the best indicator of credit quality.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  These credit quality indicators are updated on an ongoing basis, as a loan is placed on nonaccrual status as soon as management believes there is sufficient doubt as to the ultimate ability to collect interest on a loan.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2018:

	December 31, 2018
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,198	$601	$1,534	$39,333
Commercial loans
SBA 504 loans	28,105	—	1,050	29,155
Commercial other	103,806	322	459	104,587
Commercial real estate	504,022	2,879	3,469	510,370
Commercial real estate construction	49,990	—	—	49,990
Total commercial loans	685,923	3,201	4,978	694,102
Total SBA and commercial loans	$723,121	$3,802	$6,512	$733,435
	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$431,845	$4,211	$436,056
Consumer loans
Home equity		59,861	26	59,887
Consumer other		64,017	—	64,017
Total consumer loans		123,878	26	123,904
Total residential mortgage and consumer loans		$555,723	$4,237	$559,960

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2017:

	December 31, 2017
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$42,415	$373	$1,211	$43,999
Commercial loans
SBA 504 loans	20,751	1,024	96	21,871
Commercial other	82,201	599	25	82,825
Commercial real estate	464,589	3,047	2,060	469,696
Commercial real estate construction	54,473	—	—	54,473
Total commercial loans	622,014	4,670	2,181	628,865
Total SBA and commercial loans	$664,429	$5,043	$3,392	$672,864
	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$363,476	$1,669	$365,145
Consumer loans
Home equity		55,192	625	55,817
Consumer other		54,038	—	54,038
Total consumer loans		109,230	625	109,855
Total residential mortgage and consumer loans		$472,706	$2,294	$475,000

Nonperforming and Past Due Loans

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans and generally represent loans that are well secured and in process of collection.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The improved state of the economy has resulted in a substantial reduction in nonperforming loans and loan delinquencies.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.  In response to the credit risk in its portfolio, the Company has increased staffing in its credit monitoring department and increased efforts in the collection and analysis of borrowers’ financial statements and tax returns.

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$1,560	$1,560	$37,773	$39,333
Commercial loans
SBA 504 loans	—	—	—	—	—	29,155	29,155
Commercial other	—	—	—	30	30	104,557	104,587
Commercial real estate	301	—	—	1,046	1,347	509,023	510,370
Commercial real estate construction	—	—	—	—	—	49,990	49,990
Residential mortgage loans	3,801	1,204	98	4,211	9,314	426,742	436,056
Consumer loans
Home equity	396	—	—	26	422	59,465	59,887
Consumer other	300	—	—	—	300	63,717	64,017
Total loans held for investment	$4,798	$1,204	$98	$6,873	$12,973	$1,280,422	$1,293,395
SBA loans held for sale	—	—	—	—	—	11,171	11,171
Total loans	$4,798	$1,204	$98	$6,873	$12,973	$1,291,593	$1,304,566

(1)	At December 31, 2018, nonaccrual loans included $89 thousand of loans guaranteed by the SBA.

	December 31, 2017
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$240	$313	$—	$632	$1,185	$42,814	$43,999
Commercial loans
SBA 504 loans	—	—	—	—	—	21,871	21,871
Commercial other	23	—	60	25	108	82,717	82,825
Commercial real estate	558	1,073	—	43	1,674	468,022	469,696
Commercial real estate construction	—	—	—	—	—	54,473	54,473
Residential mortgage loans	1,830	958	—	1,669	4,457	360,688	365,145
Consumer loans
Home equity	51	205	—	625	881	54,936	55,817
Consumer other	3	—	—	—	3	54,035	54,038
Total loans held for investment	$2,705	$2,549	$60	$2,994	$8,308	$1,139,556	$1,147,864
SBA loans held for sale	—	—	—	—	—	22,810	22,810
Total loans	$2,705	$2,549	$60	$2,994	$8,308	$1,162,366	$1,170,674

(1)	At December 31, 2017, nonaccrual loans included $27 thousand of loans guaranteed by the SBA.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$359	$353	$—
Commercial loans
Commercial real estate	1,046	1,046	—
Total commercial loans	1,046	1,046	—
Total impaired loans with no related allowance	1,405	1,399	—
With an allowance:
SBA loans held for investment (1)	1,257	1,118	540
Commercial loans
Commercial other	30	30	30
Commercial real estate	745	745	97
Total commercial loans	775	775	127
Total impaired loans with a related allowance	2,032	1,893	667
Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,616	1,471	540
Commercial loans
Commercial other	30	30	30
Commercial real estate	1,791	1,791	97
Total commercial loans	1,821	1,821	127
Total individually evaluated impaired loans	$3,437	$3,292	$667

(1)	Balances are reduced by amount guaranteed by the SBA of $89 thousand at December 31, 2018.

	December 31, 2017
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$135	$52	$—
Commercial loans
Commercial other	25	25	—
Commercial real estate	43	43	—
Total commercial loans	68	68	—
Total impaired loans with no related allowance	203	120	—
With an allowance:
SBA loans held for investment (1)	748	553	194
Commercial loans
Commercial real estate	786	786	138
Total commercial loans	786	786	138
Total impaired loans with a related allowance	1,534	1,339	332
Total individually evaluated impaired loans:
SBA loans held for investment (1)	883	605	194
Commercial loans
Commercial other	25	25	—
Commercial real estate	829	829	138
Total commercial loans	854	854	138
Total individually evaluated impaired loans	$1,737	$1,459	$332

(1)	Balances are reduced by amount guaranteed by the SBA of $27 thousand at December 31, 2017.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the years ended December 31, 2018, 2017 and 2016.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the years ended December 31,
	2018		2017		2016
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,063	$3	$668	$47	$1,535	$14
Commercial loans
SBA 504 loans	—	—	82	—	798	—
Commercial other	12	—	25	—	607	38
Commercial real estate	2,092	100	685	43	1,198	59
Commercial real estate construction	—	—	—	—	272	—
Total	$3,167	$103	$1,460	$90	$4,410	$111

(1)	Balances are reduced by the average amount guaranteed by the SBA of $85 thousand, $318 thousand and $246 thousand for years ended December 31, 2018, 2017 and 2016, respectively.

Troubled Debt Restructurings

The Company's loan portfolio includes certain loans that have been modified in a troubled debt restructuring (“TDR”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, other modifications of payment terms, or a combination of modifications.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The company had one performing TDR with a balance of $745 thousand and $786 thousand as of December 31, 2018 and December 31, 2017, respectively, which was included in the impaired loan numbers as of such dates. At December 31, 2018, and December 31, 2017, there were specific reserves on the performing TDR of $97 thousand and $138 thousand, respectively. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the years ended December 31, 2018 or 2017. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets.  The total amount of such loans serviced, but owned by third party investors, amounted to approximately $143.7 million and $132.1 million at December 31, 2018 and 2017, respectively.  At December 31, 2018 and 2017, the carrying value, which approximates fair value, of servicing assets was $2.4 million and $1.8 million, respectively, and is included in Other Assets.  The fair value of SBA servicing assets was determined using a discount rate of 15%, constant prepayment speeds ranging from 15% to 18%, and interest strip multiples ranging from 2.08% to 3.80%, depending on each individual credit.  The fair value of mortgage servicing assets was determined using a discount rate of 12% and the present value of excess servicing over 7 years.  A summary of the changes in the related servicing assets for the past three years follows:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Balance, beginning of year	$1,800	$2,086	$1,389
Servicing assets capitalized	939	172	1,472
Amortization of expense	(364)	(458)	(775)
Balance, end of year	$2,375	$1,800	$2,086

In addition, the Company had a $1.5 million and $1.4 million discount related to the retained portion of the unsold SBA loans at December 31, 2018 and 2017, respectively.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates.  These loans are subject to the Company’s normal lending policy.  An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2018	December 31, 2017
Balance, beginning of year	$33,109	$29,256
New loans and advances	4,083	6,121
Loan repayments	(14,763)	(2,268)
Balance, end of year	$22,429	$33,109

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At December 31, 2018, and December 31, 2017 approximately 94% of the Company’s loan portfolio was secured by real estate.

5. Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans and troubled debt restructurings (see Note 1 for additional information on this term).  The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.  Within the five-year historical net charge-off rate, the Company weights the past three years more because it believes they are more indicative of future losses.  All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk.  Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the past three years:

	For the year ended December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$—	$13,556
Charge-offs	(354)	(10)	—	(22)	—	(386)
Recoveries	72	30	13	153	—	268
Net charge-offs	(282)	20	13	131	—	(118)
Provision (credit) for loan losses charged to expense	466	860	757	(33)	—	2,050
Balance, end of period	$1,655	$8,705	$3,900	$1,228	$—	$15,488

	For the year ended December 31, 2017
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$7,302	$2,593	$925	$183	$12,579
Charge-offs	(293)	(227)	(55)	(336)	—	(911)
Recoveries	121	102	12	3	—	238
Net charge-offs	(172)	(125)	(43)	(333)	—	(673)
Provision (credit) for loan losses charged to expense	67	648	580	538	(183)	1,650
Balance, end of period	$1,471	$7,825	$3,130	$1,130	$—	$13,556

	For the year ended December 31, 2016
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,961	$7,050	$2,769	$817	$162	$12,759
Charge-offs	(557)	(775)	(101)	(30)	—	(1,463)
Recoveries	33	29	—	1	—	63
Net charge-offs	(524)	(746)	(101)	(29)	—	(1,400)
Provision (credit) for loan losses charged to expense	139	998	(75)	137	21	1,220
Balance, end of period	$1,576	$7,302	$2,593	$925	$183	$12,579

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$540	$127	$—	$—	$667
Collectively evaluated for impairment	1,115	8,578	3,900	1,228	14,821
Total	$1,655	$8,705	$3,900	$1,228	$15,488
Loan ending balances:
Individually evaluated for impairment	$1,471	$1,821	$—	$—	$3,292
Collectively evaluated for impairment	37,862	692,281	436,056	123,904	1,290,103
Total	$39,333	$694,102	$436,056	$123,904	$1,293,395

	December 31, 2017
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$194	$138	$—	$—	$332
Collectively evaluated for impairment	1,277	7,687	3,130	1,130	13,224
Total	$1,471	$7,825	$3,130	$1,130	$13,556
Loan ending balances:
Individually evaluated for impairment	$605	$854	$—	$—	$1,459
Collectively evaluated for impairment	43,394	628,011	365,145	109,855	1,146,405
Total	$43,999	$628,865	$365,145	$109,855	$1,147,864

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At December 31, 2018, a $290 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $292 thousand commitment reserve at December 31, 2017.  There were no losses on unfunded loan commitments during 2018 or 2017.

6.  Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2018	December 31, 2017
Land and buildings	$25,214	$25,155
Furniture, fixtures and equipment	10,778	10,074
Leasehold improvements	2,385	1,823
Gross premises and equipment	38,377	37,052
Less: Accumulated depreciation	(15,006)	(13,582)
Net premises and equipment	$23,371	$23,470

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.6 million and $1.4 million in 2018 and 2017, respectively.

7.  Other Assets

The detail of other assets as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2018	December 31, 2017
Prepaid expenses	$1,061	$587
Servicing assets:
SBA servicing asset	1,024	893
Mortgage servicing asset	1,351	907
Net receivable due from SBA	151	45
Unrealized gains on interest rate swap agreements	1,432	1,407
Prepaid insurance	1,755	1,633
Other	1,861	886
Total other assets	$8,635	$6,358

8.  Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

(In thousands)	Three months or less	More than three months through six months	More than six months through twelve months	More than twelve months	Total
At December 31, 2018:
Less than $100,000	$16,758	$23,851	$42,365	$101,048	$184,022
$100,000 or more	35,085	34,674	28,717	74,518	172,994
At December 31, 2017:
Less than $100,000	$13,079	$12,407	$34,810	$73,585	$133,881
$100,000 or more	2,986	9,421	39,082	40,094	91,583

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Balance maturing	$181,450	$108,623	$46,732	$15,182	$4,639	$390	$357,016

Time deposits with balances of $250 thousand or more totaled $56.8 million and $20.1 million at December 31, 2018 and 2017, respectively.

9.  Borrowed Funds and Subordinated Debentures

The following table presents the period-end and average balances of borrowed funds and subordinated debentures for the past three years with resultant rates:

	2018		2017		2016
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB borrowings and repurchase agreements:
At December 31,	$210,000	2.31%	$260,000	1.59%	$106,000	1.83%
Year-to-date average	121,970	1.78	110,420	1.75	88,754	2.21
Maximum outstanding	238,000		260,000		106,000
Repurchase agreements:
At December 31,	$—	—%	$15,000	3.67%	$15,000	3.67%
Year-to-date average	2,384	3.67	15,000	3.67	15,000	3.67
Maximum outstanding	15,000		15,000		15,000
Subordinated debentures:
At December 31,	$10,310	2.40%	$10,310	2.40%	$10,310	2.40%
Year-to-date average	10,310	2.40	10,310	2.40	11,099	2.35
Maximum outstanding	10,310		10,310		15,465

The following table presents the expected maturities of borrowed funds and subordinated debentures over the next five years:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
FHLB borrowings	$210,000	$—	$—	$—	$—	$—	$210,000
Subordinated debentures	—	—	—	—	—	10,310	10,310
Total borrowings	$210,000	$—	$—	$—	$—	$10,310	$220,310

FHLB Borrowings

FHLB borrowings at December 31, 2018 included a $160.0 million overnight line of credit advance, compared to $170.0 million at December 31, 2017.  FHLB borrowings at December 31, 2018 also consisted of two $20.0 million advances and one $10.0 million advance.  Comparatively, FHLB borrowings at December 31, 2017 consisted of five $10.0 million advances and two $20.0 million advances. The terms of these transactions at year end 2018 are as follows:

•	The $160.0 million FHLB overnight line of credit advance issued on December 31, 2018 was at a rate of 2.60% and was repaid on January 2, 2019.

•
The $20.0 million FHLB advance that was issued on December 7, 2018 has an adjustable interest rate equal to 3 month LIBOR plus 5.0 basis points and matures on June 7, 2019. This borrowing was swapped to a 5 year fixed rate borrowing at 1.730%.

•
The $10.0 million FHLB advance that was issued on August 16, 2018 has an adjustable interest rate equal to 3 month LIBOR plus 8.5 basis points and matures on February 19, 2019. This borrowing was swapped to a 5 year fixed rate borrowing at 1.103%.

•
The $20.0 million FHLB advance that was issued on July 5, 2018 has an adjustable interest rate equal to LIBOR minus 1.0 basis points and matures on January 7, 2019. This borrowing was swapped to a 5 year fixed rate borrowing at 1.048%.

Repurchase Agreements

At December 31, 2017, the Company was a party to a $15.0 million repurchase agreement that was entered into in February 2008, with a rate of 3.670%. The borrowing matured on February 28, 2018.

Subordinated Debentures

At December 31, 2018 and 2017, the Company was a party in the following subordinated debenture transactions:

•
On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036.  The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011.  The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly.  The floating interest rate was 4.41% at December 31, 2018 and 3.26% at December 31, 2017. This has been swapped to a 3 year fixed rate borrowing at 0.885%.

•
On December 19, 2006, Unity (NJ) Statutory Trust III, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $5.0 million of floating rate capital trust pass through securities to investors due on December 19, 2036.  On February 26, 2016, Unity (NJ) Statutory Trust III, repurchased the $5.0 million of floating rate securities, and redeemed $155 thousand of the related common equity securities described below.  The subordinated debentures were repurchased at a price of $0.5475 per dollar, which resulted in a gain of $2.3 million.

•
In connection with the formation of the statutory business trusts, the trusts also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2018 and 2017, $310 thousand of the common equity securities remained.

The capital securities in each of the above transactions have preference over the common securities with respect to liquidation and other distributions and qualify as Tier I capital.  Under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these securities will continue to qualify as Tier 1 capital as the Company has less than $10 billion in assets.  In accordance with FASB ASC Topic 810, “Consolidation,” the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II and Unity (NJ) Statutory Trust III because it is not the primary beneficiary.  The additional capital from each of these transactions was used to bolster the Company’s capital ratios and for general corporate purposes, including among other things, capital contributions to the Bank.

The Company has the ability to defer interest payments on the subordinated debentures for up to 5 years without being in default.  Due to the redemption provisions of these securities, the expected maturity could differ from the contractual maturity.

Derivative Financial Instruments and Hedging Activities

Derivative Financial Instruments

The Company has a stand alone derivative financial instrument in the form of an interest rate swap agreement, which derives its value from underlying interest rates.  This transaction involves both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative is based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheet as other assets or other liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to this agreement.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  The Company deals only with primary dealers.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has FHLB Adjustable Rate Credit (“ARC”) variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore hedges its variable-rate interest payments.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

During the twelve months ended December 31, 2018 and 2017, the Company received variable rate Libor payments from and paid fixed rates in accordance with its interest rate swap agreements.  A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2018 and 2017, respectively is as follows:

(In thousands, except percentages and years)	2018	2017
Notional amount	$60,000	$60,000
Weighted average pay rate	1.26%	1.26%
Weighted average receive rate	1.88%	1.03%
Weighted average maturity in years	2.36	3.36
Unrealized gains relating to interest rate swaps	$1,433	$1,407

At December 31, 2018 and 2017, the unrealized gains relating to interest rate swaps were recorded as an other asset. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).

10.  Commitments and Contingencies

Facility Lease Obligations

The Company operates nineteen branches, five branches are under operating leases and fourteen branches are owned. Additionally, the Company leases some of its back office space. The contractual expiration range on the six leases is between the years 2019 and 2028.

The following table summarizes the contractual rent payments expected in future years:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease rental payments	$383	$334	$341	$278	$168	$376	$1,880

The annual rent, included above, is increased each year beginning January 1, 2019 by the increase in the Consumer Price Index (“CPI”) for the New York Metropolitan area (not to exceed 3.0 percent). Rent expense totaled $410 thousand for 2018 and $417 thousand for 2017.  The Company currently accounts for all of its leases as operating leases.

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

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon the request of the borrower.  The Company was committed to advance approximately $289.9 million to its borrowers as of December 31, 2018, compared to $291.9 million at December 31, 2017.  At December 31, 2018, $181.9 million of these commitments expire within one year, compared to $66.5 million a year earlier.  At December 31, 2018, the Company had $5.7 million in standby letters of credit compared to $5.6 million at December 31, 2017.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.

11.  Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income (loss) for the past three years:

	For the year ended December 31, 2018
(In thousands)	Net unrealized losses on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassifications	(531)	—	148	(383)
Less amounts reclassified from accumulated other comprehensive (loss) income	(145)	90	—	(55)
Period change	(386)	(90)	148	(328)
Balance, end of period (1)	$(721)	$(431)	$1,030	$(122)

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

	For the year ended December 31, 2017
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(161)	$(391)	$712	$160
Other comprehensive (loss) income before reclassifications	(134)	—	170	36
Less amounts reclassified from accumulated other comprehensive (loss) income	40	(50)	—	(10)
Period change	(174)	50	170	46
Balance, end of period	$(335)	$(341)	$882	$206

	For the year ended December 31, 2016
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized (losses) gains from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(2)	$(448)	$(17)	$(467)
Other comprehensive income before reclassifications	116	—	729	845
Less amounts reclassified from accumulated other comprehensive income (loss)	275	(57)	—	218
Period change	(159)	57	729	627
Balance, end of period	$(161)	$(391)	$712	$160

12.  Shareholders’ Equity

Shareholders’ equity increased $20.4 million to $138.5 million at December 31, 2018 compared to $118.1 million at December 31, 2017, primarily due to net income of $21.9 million. Other items impacting shareholders’ equity included $2.8 million in dividends paid on common stock, $1.6 million from the issuance of common stock under employee benefit plans and $328 thousand in accumulated other comprehensive loss net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  As of December 31, 2018, the Company had repurchased a total of 556 thousand shares, of which 131 thousand shares have been retired, leaving 153 thousand shares remaining to be repurchased under the plan.  There were no shares repurchased during 2018 or 2017.

13. Other Income

The components of other income for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2018	2017	2016
ATM and check card fees	$760	$721	$614
Wire transfer fees	134	104	106
Safe deposit box fees	91	92	92
Other	222	191	173
Total other income	$1,207	$1,108	$985

14. Other Expenses

The components of other expenses for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Travel, entertainment, training and recruiting	$806	$761	$825
Insurance	336	347	343
Stationery and supplies	228	249	222
Retail losses	60	37	79
Other	352	489	373
Total other expenses	$1,782	$1,883	$1,842

15.  Income Taxes

On December 22, 2017 the Tax Act was signed into law, lowering the corporate federal income tax rate from 35% to 21%, which provided a significant tax benefit in 2018 and will continue to do so in subsequent years. However, net income for 2017 was adversely impacted because under ASC 740, Income Taxes, Unity was required to remeasure its deferred income tax balances as of the enactment date to reflect a rate of 21%. This remeasurement resulted in a $1.7 million increase in income tax expense and is included in the line "Federal - deferred provision" in the table below.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The new bill, effective January 1, 2018, imposes a temporary surtax on corporations earning New Jersey allocated taxable income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey requires mandatory unitary combined reporting for its Corporation Business Tax.

The components of the provision for income taxes for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Federal - current provision	$5,507	$7,003	$6,352
Federal - deferred (benefit) provision	(799)	1,702	73
Total federal provision	4,708	8,705	6,425
State - current provision	1,143	991	795
State - deferred (benefit) provision	(463)	(156)	37
Total state provision	680	835	832
Total provision for income taxes	$5,388	$9,540	$7,257

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past three years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2018	2017	2016
Federal income tax provision at statutory rate	$5,734	$7,852	$7,162
Increases (Decreases) resulting from:
Stock option and restricted stock	(434)	(428)	—
Bank owned life insurance	(205)	(164)	(132)
Tax-exempt interest	(25)	(56)	(71)
Meals and entertainment	19	22	21
Captive insurance premium	(200)	(295)	—
State income taxes, net of federal income tax effect	538	543	541
Impact of rate change on deferred tax assets	—	1,733	—
Other, net	(39)	333	(264)
Provision for income taxes	$5,388	$9,540	$7,257
Effective tax rate	19.7%	42.5%	35.5%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The components of the net deferred tax asset at December 31, 2018, 2017 and 2016 are as follows:

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$4,476	$3,782
SERP	790	334
Stock-based compensation	561	434
Deferred compensation	385	274
Net unrealized security losses	292	150
Depreciation	231	237
State net operating loss	214	296
EVP retirement plan	130	75
Commitment reserve	84	81
Other	238	300
Gross deferred tax assets	7,401	5,963
Valuation allowance	(214)	(296)
Total deferred tax assets	7,187	5,667
Deferred tax liabilities:
Deferred loan costs	414	502
Interest rate swaps	402	396
Goodwill	382	341
Prepaid insurance	324	298
Deferred servicing fees	243	100
Bond accretion	72	13
Total deferred tax liabilities	1,837	1,650
Net deferred tax asset	$5,350	$4,017

The Company computes deferred income taxes under the asset and liability method.  Deferred income taxes are recognized for tax consequences of “temporary differences” by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.  A deferred tax liability is recognized for all temporary differences that will result in future taxable income.  A deferred tax asset is recognized for all temporary differences that will result in future tax deductions subject to reduction of the asset by a valuation allowance.

The Company had a $214 thousand and $296 thousand valuation allowance for deferred tax assets related to its state net operating loss carry-forward deferred tax asset at December 31, 2018 and 2017, respectively.  The Company’s state net operating loss carry-forwards totaled approximately $3.0 million at December 31, 2018 and expire between 2030 and 2037.

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on securities available for sale, a supplemental retirement plan (SERP) and interest rate swaps.  The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity.  The after-tax component related to securities available for sale was an unrealized loss of $757 thousand and $335 thousand for 2018 and 2017, respectively.  The after-tax component related to the SERP was an unrealized loss of $431 thousand for 2018, compared to $341 thousand in 2017. The after-tax component related to the interest rate swaps was an unrealized gain of $1.0 million for 2018, compared to an unrealized gain of $882 thousand in the prior year.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return.  ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.  The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2018 and 2017.  The Company does not have an accrual for uncertain tax positions as of December 31, 2018 or 2017, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2015 and thereafter are subject to future examination by tax authorities.

16.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past three years:

	For the years ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Net income	$21,919	$12,893	$13,209
Weighted average common shares outstanding - Basic	10,726	10,558	9,416
Plus: Potential dilutive common stock equivalents	190	191	156
Weighted average common shares outstanding - Diluted	10,916	10,749	9,572
Net income per common share - Basic	$2.04	$1.22	$1.40
Net income per common share - Diluted	2.01	1.20	1.38
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	$109	$71	$73

17.  Regulatory Capital

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

The following table summarizes the Company's and the Bank's regulatory capital ratios at December 31, 2018 and December 31, 2017, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized".

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(1)	7.00%	(2)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(1)	8.50%	(2)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(1)	10.50%	(2)	10.00%

(1) Includes 1.875% capital conservation buffer.
(2) Includes 2.5% capital conservation buffer.

	At December 31, 2017		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2017		January 1, 2019		Bank
Leverage ratio	9.37%	9.03%	4.000%		4.00%		5.00%
CET1	10.81%	11.33%	5.750%	(3)	7.00%	(4)	6.50%
Tier I risk-based capital ratio	11.75%	11.33%	7.250%	(3)	8.50%	(4)	8.00%
Total risk-based capital ratio	12.87%	12.50%	9.250%	(3)	10.50%	(4)	10.00%

(3) Includes 1.25% capital conservation buffer.
(4) Includes 2.5% capital conservation buffer..

At December 31, 2018 and 2017, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

18.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for 2018, 2017 and 2016 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2015	522,338	$6.45	5.1	$2,561,095
Options granted	127,400	11.11
Options exercised	(90,871)	7.97
Options forfeited	(1,833)	7.00
Options expired	(4,275)	7.64
Outstanding at December 31, 2016	552,759	$7.26	5.7	$4,663,432
Options granted	47,100	16.37
Options exercised	(94,679)	6.19
Options forfeited	—	—
Options expired	(607)	11.48
Outstanding at December 31, 2017	504,573	$8.31	5.7	$5,772,843
Options granted	203,000	20.15
Options exercised	(115,962)	4.97
Options forfeited	(7,433)	15.47
Options expired	—	—
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Exercisable at December 31, 2018	312,779	$8.33	5.4	$3,886,738

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of December 31, 2018, 2,462,585 shares have been reserved for issuance upon the exercise of options, 584,178 option grants are outstanding, and 1,691,602 option grants have been exercised, forfeited or expired, leaving 186,805 shares available for grant.

The fair values of the options granted during 2018, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2018	2017	2016
Number of options granted	203,000	47,100	127,400
Weighted average exercise price	$20.15	$16.37	$11.11
Weighted average fair value of options	$6.04	$4.64	$3.49
Expected life in years (1)	7.17	6.57	6.79
Expected volatility (2)	26.60%	28.12%	31.02%
Risk-free interest rate (3)	2.61%	2.18%	1.94%
Dividend yield (4)	1.23%	1.15%	1.38%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.

(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.

(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.

(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
Number of options exercised	115,962	94,679	90,871
Total intrinsic value of options exercised	$1,949,853	$1,073,474	$451,288
Cash received from options exercised	576,119	509,047	549,918
Tax deduction realized from options exercised	548,104	438,514	184,351

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - $6.00	80,361	3.3	$5.45	80,361	$5.45
$6.01 - $12.00	229,751	5.9	8.54	198,580	8.30
$12.01 - $18.00	74,066	8.1	15.69	33,838	15.37
$18.01 - $24.00	200,000	9.5	20.16	—	—
Total	584,178	7.1	$13.00	312,779	$8.33

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2018, 2017 and 2016 are detailed in the following table:

	For the years ended December 31,
	2018	2017	2016
Compensation expense	$478,733	$283,823	$218,013
Income tax benefit	134,572	115,942	89,058

As of December 31, 2018, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.1 million.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the year ended December 31, 2018:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2017	94,003	$12.53
Granted	47,550	20.77
Canceled	(1,624)	17.00
Vested	(34,617)	11.39
Nonvested restricted stock at December 31, 2018	105,312	$16.55

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  Unless the recipient makes an election to recognize all compensation on the grant date, the awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of December 31, 2018, 518,157 shares of restricted stock were reserved for issuance, of which 65,478 shares are available for grant.

Restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the years ended December 31,
	2018	2017	2016
Number of shares granted	47,550	38,400	44,016
Average grant date fair value	$20.77	$16.36	$11.21

Compensation expense related to the restricted stock for the years ended December 31, 2018, 2017 and 2016 is detailed in the following table:

	For the years ended December 31,
	2018	2017	2016
Compensation expense	$574,236	$462,470	$327,151
Income tax benefit	161,418	188,919	133,644

As of December 31, 2018, there was approximately $1.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $601 thousand, $492 thousand and $388 thousand to the Plan in 2018, 2017 and 2016, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $297 thousand in 2018, $149 thousand in 2017 and $120 thousand in 2016, and the interest paid on deferred balances totaled $67 thousand in 2018, $44 thousand in 2017 and $34 thousand in 2016. The fees distributed on the deferred balances totaled $14 thousand in 2018 and $8 thousand in 2017. No fees were distributed in 2016.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit payable under the SERP so that the Retirement Benefit shall be an amount equal to sixty (60%) percent of the average of the Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $5.5 million.  A discount rate of 4.00 percent was used to calculate the present value of the benefit obligation.
The President and CEO commenced vesting to this retirement benefit on January 1, 2014, and it will vest an additional three percent (3%) each year until fully vested on January 1, 2024. In the event that the President and CEO’s separation from service from the Company were to occur prior to full vesting, the President and CEO would be entitled to and shall be paid the vested portion of the retirement benefit calculated as of the date of separation from service. Notwithstanding the foregoing, upon a Change in Control, and provided that within 6 months following the Change in Control the President and CEO is involuntarily terminated for reasons other than “cause” or the President and CEO resigns for “good reason”, as such is defined in the SERP, or the President and CEO voluntarily terminates his employment after being offered continued employment in a position that is not a “Comparable Position”, as such is also defined in the SERP, the President and CEO shall become one hundred percent (100%) vested in the full retirement benefit.

No contributions or payments have been made for the year 2018, 2017 or 2016. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Service cost (1)	$1,460	$121	$62
Interest cost	101	43	38
Amortization of prior service cost	83	83	83
Net periodic benefit cost	$1,644	$247	$183

(1) On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $1.1 million in current expense.

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
(In thousands)	2018	2017	2016
Benefit obligation, beginning of year	$1,187	$1,023	$923
Service cost (1)	1,460	121	62
Interest cost	101	43	38
Benefit obligation, end of year	$2,747	$1,187	$1,023

(1) On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $1.1 million in current expense.

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with key executive officers. The Plan has an effective date of January 1, 2015.

The Plan is an unfunded, nonqualified deferred compensation plan.  For any Plan Year, a guaranteed annual Deferral Award percentage of seven and one half percent (7.5%) of the participant’s annual base salary shall be credited to each Participant’s Deferred Benefit Account. A discretionary annual Deferral Award equal to seven and one half percent (7.5%) of the participant’s annual base salary may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix. The total Deferral Award shall never exceed fifteen percent (15%) of the participant's base salary for any given Plan Year. Each Participant shall be one hundred percent (100%) vested in all Deferral Awards as of the date they are awarded.

As of December 31, 2018, the Company had total expenses of $88 thousand, compared to $90 thousand in 2017 and $30 thousand in 2016.  The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $18 thousand, $5 thousand and $5 thousand in 2018, 2017 and 2016, respectively.

19.  Fair Value

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

As of December 31, 2018, the fair value of the Company's AFS securities portfolio was $46.7 million.  Approximately 57 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $26.6 million at December 31, 2018.  Approximately $26.2 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS securities were classified as Level 2 assets at December 31, 2018.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

As of December 31, 2018, the fair value of the Company's equity securities portfolio was $2.1 million.

All of the Company's equity securities were classified as Level 2 assets at December 31, 2018. The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

Derivative Assets and Liabilities

The Company's derivative assets and liabilities consist of transactions as part of management's strategy to manage interest rate risk. The valuation of the Company's interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

There were no changes in the inputs or methodologies used to determine fair value during the year ended December 31, 2018, as compared to the year ended December 31, 2017.

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. Government sponsored entities	$5,642	$—	$5,642	$—
State and political subdivisions	4,498	—	4,498	—
Residential mortgage-backed securities	26,613	—	26,613	—
Corporate and other securities	9,960	—	9,960	—
Total securities available for sale	$46,713	$—	$46,713	$—

Equity securities	2,144	—	2,144	—
Total equity securities	$2,144	$—	$2,144	$—

Interest rate swap agreements	1,433	—	1,433	—
Total swap agreements	$1,433	$—	$1,433	$—

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. Government sponsored entities	$5,691	$—	$5,691	$—
State and political subdivisions	5,192	—	5,192	—
Residential mortgage-backed securities	31,878	—	31,878	—
Corporate and other securities	10,732	—	10,732	—
Total securities available for sale (1)	$53,493	$—	$53,493	$—

Interest rate swap agreements	1,407	—	1,407	—
Total swap agreements	$1,407	$—	$1,407	$—

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

Appraisal Policy

All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”).  Appraisals are certified to the Company and performed by appraisers on the Company’s approved list of appraisers.  Evaluations are completed by a person independent of Company management.  The content of the appraisal depends on the complexity of the property.  Appraisals are completed on a “retail value” and an “as is value”.

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, loans that are classified substandard, doubtful or loss, or loans that are over $100 thousand and nonperforming.  Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker's price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods.  The amount is discounted for the decline in market real estate values (for original appraisals), for any known damage or repair costs, and for selling and closing costs.  The amount of the discount ranges from 10 to 25 percent and is dependent upon the method used to determine the original value.  The original appraisal is generally used when a loan is first determined to be impaired.  When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business.  Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker's price opinion, automated valuation model or updated market evaluation.  Subsequent to receiving the third party results, the Company will discount the value 8% to 10% percent for selling and closing costs.

OREO

The fair value was determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).

Other real estate owned is comprised of real estate acquired by foreclosure and deeds in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell such property (as determined by independent appraisal) within level 3 of the fair value hierarchy. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. The fair value is reviewed periodically and subsequent write downs are made accordingly through a charge to operations.

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral (Level 3 Inputs).  Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependent loans.  When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above.  If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status.  The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status.  The Company removes loans from nonaccrual status generally when the borrower makes nine months of contractual payments and demonstrates the ability to service the debt going forward.  Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At December 31, 2018, the valuation allowance for impaired loans was $667 thousand, an increase of $335 thousand from $332 thousand at December 31, 2017.

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net (Credit) Provision During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$56	$—	$—	$56	$(196)
Impaired collateral-dependent loans	2,625	—	—	2,625	(335)

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net (Credit) Provision During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$426	$—	$—	$426	$(299)
Impaired collateral-dependent loans	1,126	—	—	1,126	(86)

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of December 31, 2018 and December 31, 2017 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.
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

OREO

The fair value of OREO is determined using appraisals, which may be discounted based on management's review and changes in market conditions (level 3 Inputs).

Deposits

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

Standby Letters of Credit

At December 31, 2018, the Bank had standby letters of credit outstanding of $5.7 million, as compared to $5.6 million at December 31, 2017.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of December 31st for the past two years:

		December 31, 2018		December 31, 2017
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$145,515	$145,515	$150,254	$150,254
Securities (1)	Level 2	63,732	63,600	69,800	69,839
SBA loans held for sale	Level 2	11,171	12,177	22,810	25,568
Loans, net of allowance for loan losses (2)	Level 2	1,277,907	1,268,909	1,134,308	1,133,739
Federal Home Loan Bank stock	Level 2	10,795	10,795	12,863	12,863
Servicing assets	Level 3	2,375	2,375	1,800	1,800
Accrued interest receivable	Level 2	6,399	6,399	5,447	5,447
OREO	Level 3	56	56	426	426
Financial liabilities:
Deposits	Level 2	1,207,687	1,204,731	1,043,137	1,041,111
Borrowed funds and subordinated debentures	Level 2	220,310	218,879	285,310	284,117
Accrued interest payable	Level 2	406	406	436	436

(1)
Includes held to maturity commercial mortgage-backed securities that are considered Level 3. These securities had book values of $3.6 million and $3.7 million at December 31, 2018 and 2017, respectively, with market values of $3.4 million and $3.5 million. Includes one corporate bond with a book value and market value of $1.0 million at December 31, 2018 and 2017.

(2)
Includes impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.6 million and $1.1 million at December 31, 2018 and 2017.

20.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets
(In thousands)	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,209	$1,632
Equity securities	1,239	278
Investment in subsidiaries	143,487	124,634
Premises and equipment, net	3,893	3,999
Other assets	1,372	369
Total assets	$151,200	$130,912
LIABILITIES AND SHAREHOLDERS' EQUITY
Loan due to subsidiary bank	$2,396	$2,483
Other liabilities	6	14
Subordinated debentures	10,310	10,310
Shareholders' equity	138,488	118,105
Total liabilities and shareholders' equity	$151,200	$130,912

Statements of Income	For the year ended December 31,
(In thousands)	2018	2017	2016
Dividend from Bank	$2,890	$2,452	$6,598
Gain on repurchase of subordinated debenture	—	—	994
Gains on sales of securities	—	—	177
Other income	425	413	692
Total income	3,315	2,865	8,461
Interest expenses	251	251	265
Market value write-downs on equity securities	171	—	—
Other expenses	261	251	245
Total expenses	683	502	510
Income before provision for income taxes and equity in undistributed net income of subsidiary	2,632	2,363	7,951
Benefit (provision) for income taxes	(14)	(15)	550
Income before equity in undistributed net income of subsidiary	2,646	2,378	7,401
Equity in undistributed net income of subsidiary	19,273	10,515	5,808
Net income	$21,919	$12,893	$13,209

Statements of Cash Flows	For the year ended December 31,
(In thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$21,919	$12,893	$13,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(19,273)	(10,515)	(5,808)
Gains on sales of securities	—	—	(177)
Gain on repurchase of subordinated debenture	—	—	(994)
Net change in other assets and other liabilities	377	(81)	118
Net cash provided by operating activities	3,023	2,297	6,348
INVESTING ACTIVITIES
Purchase of land and building	—	(55)	(4,375)
Purchases of securities	(1,133)	(262)	(445)
Repayment of advances to subsidiary	—	—	7,230
Proceeds from sales of securities	—	—	769
Net cash used in investing activities	(1,133)	(317)	3,179
FINANCING ACTIVITIES
Proceeds from exercise of stock options	576	509	550
Proceeds from capital offering	—	—	14,412
Proceeds from advances from subsidiaries	—	—	2,625
Repayment of advances from subsidiaries	(87)	(83)	(59)
Repayment of long term debt	—	—	(2,891)
Investment in Bank	—	—	(21,500)
Cash dividends paid on common stock	(2,802)	(2,380)	(1,524)
Net cash provided used in financing activities	(2,313)	(1,954)	(8,387)
(Decrease) increase in cash and cash equivalents	(423)	26	1,140
Cash and cash equivalents, beginning of period	1,632	1,606	466
Cash and cash equivalents, end of period	$1,209	$1,632	$1,606
SUPPLEMENTAL DISCLOSURES
Interest paid	$368	$374	$273

Quarterly Financial Information (Unaudited)

The following quarterly financial information for the years ended December 31, 2018, 2017 and 2016 is unaudited.  However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2018
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$15,640	$16,369	$17,194	$18,060
Total interest expense	2,768	3,225	3,627	3,896
Net interest income	12,872	13,144	13,567	14,164
Provision for loan losses	500	550	500	500
Net interest income after provision for loan losses	12,372	12,594	13,067	13,664
Total noninterest income	2,286	2,312	2,479	1,954
Total noninterest expense	8,194	8,158	8,801	8,268
Income before provision for income taxes	6,464	6,748	6,745	7,350
Provision for income taxes	1,235	1,351	1,255	1,547
Net income	$5,229	$5,397	$5,490	$5,803
Net income per common share - Basic	$0.49	$0.50	$0.51	$0.54
Net income per common share - Diluted	0.48	0.49	0.50	0.54

	2017
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$12,594	$13,477	$14,195	$15,044
Total interest expense	2,204	2,327	2,378	2,544
Net interest income	10,390	11,150	11,817	12,500
Provision for loan losses	250	400	500	500
Net interest income after provision for loan losses	10,140	10,750	11,317	12,000
Total noninterest income	2,204	2,021	2,008	2,037
Total noninterest expense	7,440	7,421	7,554	7,629
Income before provision for income taxes	4,904	5,350	5,771	6,408
Provision for income taxes	1,712	1,906	2,014	3,908
Net income	$3,192	$3,444	$3,757	$2,500
Net income per common share - Basic	$0.30	$0.33	$0.36	$0.23
Net income per common share - Diluted	0.30	0.32	0.35	0.23

	2016
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$11,176	$11,487	$12,081	$12,280
Total interest expense	2,189	2,145	2,208	2,225
Net interest income	8,987	9,342	9,873	10,055
Provision for loan losses	200	400	420	200
Net interest income after provision for loan losses	8,787	8,942	9,453	9,855
Total noninterest income	4,280	2,234	2,173	2,373
Total noninterest expense	6,607	6,728	6,993	7,303
Income before provision for income taxes	6,460	4,448	4,633	4,925
Provision for income taxes	2,255	1,624	1,613	1,765
Net income	$4,205	$2,824	$3,020	$3,160
Net income per common share - Basic	$0.45	$0.30	$0.32	$0.33
Net income per common share - Diluted	0.44	0.30	0.32	0.32

All net income per share figures shown above have been adjusted for the 10% stock dividend paid September 30, 2016.

Selected Consolidated Financial Data

	At or for the years ended December 31,
(In thousands, except percentages)	2018	2017	2016	2015	2014
Selected Results of Operations
Interest income	$67,263	$55,310	$47,024	$41,651	$37,418
Interest expense	13,516	9,453	8,767	7,660	7,306
Net interest income	53,747	45,857	38,257	33,991	30,112
Provision for loan losses	2,050	1,650	1,220	500	2,550
Noninterest income	9,031	8,270	11,060	7,729	6,679
Noninterest expense	33,421	30,044	27,631	26,852	24,688
Provision for income taxes	5,388	9,540	7,257	4,811	3,145
Net income	21,919	12,893	13,209	9,557	6,408
Per Share Data
Net income per common share - Basic	$2.04	$1.22	$1.40	$1.03	$0.75
Net income per common share - Diluted	2.01	1.20	1.38	1.02	0.74
Book value per common share	12.85	11.13	10.14	8.45	7.60
Market value per common share	20.76	19.75	15.70	11.34	8.57
Cash dividends declared on common shares	0.27	0.23	0.18	0.13	0.09
Selected Balance Sheet Data
Assets	$1,579,157	$1,455,496	$1,189,906	$1,084,866	$1,008,788
Loans	1,304,566	1,170,674	973,414	888,958	761,825
Allowance for loan losses	(15,488)	(13,556)	(12,579)	(12,759)	(12,551)
Securities	63,732	69,800	61,547	71,336	80,082
Deposits	1,207,687	1,043,137	945,723	894,493	794,341
Borrowed funds and subordinated debentures	220,310	285,310	131,310	107,465	140,465
Shareholders' equity	138,488	118,105	106,291	78,470	70,123
Common shares outstanding	10,780	10,615	10,477	9,279	9,227
Performance Ratios
Return on average assets	1.53%	1.02%	1.17%	0.96%	0.70%
Return on average equity	17.10	11.47	15.37	12.92	10.28
Average equity to average assets	8.96	8.85	7.59	7.42	6.80
Efficiency ratio	53.07	55.57	56.51	64.41	67.90
Dividend payout	13.43	18.33	13.04	12.50	12.35
Net interest spread	3.65	3.57	3.36	3.42	3.35
Net interest margin	3.97	3.83	3.58	3.63	3.53
Asset Quality Ratios
Allowance for loan losses to loans	1.19%	1.16%	1.29%	1.44%	1.65%
Allowance for loan losses to nonperforming loans	225.35	452.77	173.82	175.74	110.41
Nonperforming loans to total loans	0.53	0.26	0.74	0.82	1.49
Nonperforming assets to total loans and OREO	0.53	0.29	0.85	0.99	1.64
Nonperforming assets to total assets	0.44	0.23	0.70	0.82	1.24
Net charge-offs to average loans	0.01	0.06	0.15	0.04	0.44
Capital Ratios - Company
Leverage Ratio	9.90%	9.37%	9.73%	8.82%	8.71%
Common Equity Tier 1 risk-based capital ratio	11.40	10.81	11.49	9.37	n/a
Tier 1 risk-based capital ratio	12.24	11.75	12.58	11.18	11.57
Total risk-based capital ratio	13.49	12.87	13.84	12.43	12.83
Capital Ratios - Bank
Leverage Ratio	9.52%	9.03%	9.50%	7.95%	7.80%
Common Equity Tier 1 risk-based capital ratio	11.80	11.33	12.23	10.08	n/a
Tier 1 risk-based capital ratio	11.80	11.33	12.23	10.08	10.37
Total risk-based capital ratio	13.05	12.50	13.48	12.36	12.80

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unity Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2007.

/s/ RSM US LLP
Blue Bell, Pennsylvania
March 5, 2019

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

(b)Management’s Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

RSM US LLP, the independent registered public accounting firm that audited the Company's December 31, 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. The report is included in this item under the heading "Report of Independent Registered Public Accounting Firm."

(c)Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unity Bancorp, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Unity Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company and our report dated March 5, 2019 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Blue Bell, Pennsylvania
March 5, 2019

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and, "Governance of the Company," in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Also, certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 1 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation stock option plans approved by security holders	584,178	$13.00	186,805
Equity compensation plans approved by security holders (Restricted stock plan)	105,312	—	65,478
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	689,490	$11.01	252,283

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:
a)DOCUMENTS:

1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:

•Consolidated Balance Sheets as of December 31, 2018 and 2017
•Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
•Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and
2016
•Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (4)
4(i)	Form of Stock Certificate (4)
10(i)	1998 Stock Option Plan (2)
10(ii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (10)
10(iii)	Retention Agreement dated September 18, 2017 with Alan J. Bedner (8)
10(iv)	Retention Agreement dated September 18, 2017 with John Kauchak (8)
10(v)	Retention Agreement dated September 18, 2017 with Janice Bolomey (8)
10(vi)	2002 Stock Option Plan (3)
10(vii)	2006 Stock Option Plan (5)
10(viii)	2011 Stock Option Plan and 2011 Stock Bonus Plan (6)
10(ix)	2013 Stock Bonus Plan (7)
10(x)	2015 Stock Option Plan (9)
10(xi)	Amended and Restated Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (13)
10(xii)	Executive Incentive Retirement Plan dated October 22, 2015 (11)
10(xiii)	2017 Stock Option Plan (12)
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
c)Not applicable

Item 16.  Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Alan J. Bedner , Jr.
Alan J. Bedner, Jr.
Executive Vice President
Chief Financial Officer

Date:	March 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 5, 2019
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 5, 2019
James A. Hughes

/s/ Alan J. Bedner, Jr.	Chief Financial Officer	March 5, 2019
Alan J. Bedner, Jr.	(Principal Financial and Accounting Officer)

/s/ Dr. Mark S. Brody	Director	March 5, 2019
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 5, 2019
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 5, 2019
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 5, 2019
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 5, 2019
Peter E. Maricondo

Signatures (continued)
Name	Title	Date

/s/ Raj Patel	Director	March 5, 2019
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 5, 2019
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 5, 2019
Aaron Tucker

/s/ Allen Tucker	Director	March 5, 2019
Allen Tucker