Form 10-Q
period 2019-03-31
UNITY BANCORP INC /NJ/
filed 2019-05-07
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☐       Accelerated filer ☒       Nonaccelerated filer ☐       Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2019 common stock, no par value: 10,837,759 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$20,737	$20,028
Federal funds sold and interest-bearing deposits	128,400	125,487
Cash and cash equivalents	149,137	145,515
Securities:
Debt securities available for sale (amortized cost of $46,770 in 2019 and $47,762 in 2018)	45,934	46,713
Securities held to maturity (fair value of $14,767 in 2019 and $14,802 in 2018)	14,780	14,875
Equity securities with readily determinable fair values (amortized cost of $2,398 in 2019 and $2,394 in 2018)	2,248	2,144
Total securities	62,962	63,732
Loans:
SBA loans held for sale	8,010	11,171
SBA loans held for investment	38,815	39,333
Commercial loans	702,235	694,102
Residential mortgage loans	438,431	436,056
Consumer loans	125,503	123,904
Total loans	1,312,994	1,304,566
Allowance for loan losses	(15,684)	(15,488)
Net loans	1,297,310	1,289,078
Premises and equipment, net	23,059	23,371
Bank owned life insurance ("BOLI")	24,861	24,710
Deferred tax assets	5,320	5,350
Federal Home Loan Bank ("FHLB") stock	10,120	10,795
Accrued interest receivable	6,926	6,399
Other real estate owned ("OREO")	273	56
Goodwill	1,516	1,516
Prepaid expenses and other assets	8,562	8,635
Total assets	$1,590,046	$1,579,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$259,114	$270,152
Interest-bearing demand	166,409	185,792
Savings	399,006	394,727
Time, under $100,000	205,491	184,022
Time, $100,000 to $250,000	117,355	116,147
Time, $250,000 and over	79,211	56,847
Total deposits	1,226,586	1,207,687
Borrowed funds	195,000	210,000
Subordinated debentures	10,310	10,310
Accrued interest payable	419	406
Accrued expenses and other liabilities	14,014	12,266
Total liabilities	1,446,329	1,440,669
Commitments and contingencies
Shareholders' equity:
Common stock	88,779	88,484
Retained earnings	55,145	50,161
Accumulated other comprehensive income	(207)	(157)
Total shareholders' equity	143,717	138,488
Total liabilities and shareholders' equity	$1,590,046	$1,579,157

Issued and outstanding common shares	10,822	10,780

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2019	2018
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$221	$205
FHLB stock	116	134
Securities:
Taxable	475	492
Tax-exempt	29	31
Total securities	504	523
Loans:
SBA loans	995	1,183
Commercial loans	9,069	7,726
Residential mortgage loans	5,560	4,340
Consumer loans	2,035	1,529
Total loans	17,659	14,778
Total interest income	18,500	15,640
INTEREST EXPENSE
Interest-bearing demand deposits	409	224
Savings deposits	1,119	776
Time deposits	2,008	1,000
Borrowed funds and subordinated debentures	749	768
Total interest expense	4,284	2,768
Net interest income	14,216	12,872
Provision for loan losses	500	500
Net interest income after provision for loan losses	13,716	12,372
NONINTEREST INCOME
Branch fee income	368	330
Service and loan fee income	442	564
Gain on sale of SBA loans held for sale, net	316	547
Gain on sale of mortgage loans, net	350	424
BOLI income	151	171
Net security gains (losses)	100	(15)
Other income	293	265
Total noninterest income	2,020	2,286
NONINTEREST EXPENSE
Compensation and benefits	4,845	4,834
Occupancy	694	690
Processing and communications	716	689
Furniture and equipment	657	536
Professional services	288	251
Loan collection and OREO expenses	66	6
Other loan expenses	46	33
Deposit insurance	167	186
Advertising	348	319
Director fees	163	162
Other expenses	486	488
Total noninterest expense	8,476	8,194
Income before provision for income taxes	7,260	6,464
Provision for income taxes	1,520	1,235
Net income	$5,740	$5,229

Net income per common share - Basic	$0.53	$0.49
Net income per common share - Diluted	$0.52	$0.48

Weighted average common shares outstanding - Basic	10,801	10,678
Weighted average common shares outstanding - Diluted	10,955	10,853

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31, 2019			March 31, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$7,260	$1,520	$5,740	$6,464	$1,235	$5,229
Other comprehensive loss
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	313	73	240	(807)	(226)	(581)
Less: reclassification adjustment for gains on securities included in net income	100	21	79	—	—	—
Total unrealized gains (losses) on debt securities available for sale	213	52	161	(807)	(226)	(581)

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	(70)	91	21	155	(134)
Total adjustments related to defined benefit plan	21	(70)	91	21	155	(134)

Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(408)	(106)	(302)	583	34	549
Total unrealized (losses) gains on cash flow hedges	(408)	(106)	(302)	583	34	549
Total other comprehensive loss	(174)	(124)	(50)	(203)	(37)	(166)
Total comprehensive income	$7,086	$1,396	$5,690	$6,261	$1,198	$5,063

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2019 and 2018
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive loss	shareholders' equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488
Net income	—	—	5,740	—	5,740
Other comprehensive loss, net of tax	—	—	—	(50)	(50)
Dividends on common stock ($0.07 per share)	—	26	(756)	—	(730)
Common stock issued and related tax effects (1)	42	269	—	—	269
Balance, March 31, 2019	10,822	$88,779	$55,145	$(207)	$143,717

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2017	10,615	$86,782	$31,117	$206	$118,105
Net income	—	—	5,229	—	5,229
Other comprehensive loss, net of tax	—	—	—	(166)	(166)
Dividends on common stock ($0.06 per share)	—	25	(643)	—	(618)
Common stock issued and related tax effects (1)	94	554	—	—	554
Retained earnings impact due to adoption of ASU 2016-01 (2)	—	—	(56)	56	—
Tax rate adjustment to AOCI (3)	—	—	66	(66)	—
Balance, March 31, 2018	10,709	$87,361	$35,713	$30	$123,104

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2) As a result of ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $56 thousand of losses on available for sale equity securities sitting in accumulated other comprehensive income to retained earnings.
(3) As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $66 thousand from accumulated other comprehensive income to retained earnings.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
໿

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$5,740	$5,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	500
Net amortization of purchase premiums and discounts on securities	37	53
Depreciation and amortization	121	379
Deferred income tax expense	82	36
Stock compensation expense	283	265
Gain on sale of mortgage loans held for sale, net	(258)	(356)
Gain on sale of SBA loans held for sale, net	(316)	(547)
Origination of mortgage loans held for sale	(19,431)	(20,132)
Origination of SBA loans held for sale	(2,412)	(3,507)
Proceeds from sale of mortgage loans held for sale, net	19,689	20,488
Proceeds from sale of SBA loans held for sale, net	6,511	6,322
BOLI income	(151)	(171)
Net change in other assets and liabilities	819	(952)
Net cash provided by operating activities	11,214	7,607
INVESTING ACTIVITIES
Purchases of FHLB stock, at cost	(20,295)	(13,838)
Maturities and principal payments on securities held to maturity	89	132
Maturities and principal payments on debt securities available for sale	959	1,272
Proceeds from redemption of FHLB stock	20,970	17,393
Proceeds from sale of OREO	—	426
Net increase in loans	(12,541)	(26,674)
Purchases of premises and equipment	(109)	(309)
Net cash used in investing activities	(10,927)	(21,598)
FINANCING ACTIVITIES
Net increase in deposits	18,899	74,377
Proceeds from new borrowings	175,000	121,000
Repayments of borrowings	(190,000)	(215,000)
Proceeds from exercise of stock options	166	290
Dividends on common stock	(730)	(643)
Net cash provided by (used in) financing activities	3,335	(19,976)
Increase (Decrease) in cash and cash equivalents	3,622	(33,967)
Cash and cash equivalents, beginning of period	145,515	150,254
Cash and cash equivalents, end of period	$149,137	$116,287

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,271	$2,794
Income taxes paid	$52	$1,461
Noncash investing activities:
Establishment of lease liability and right-of-use asset	$2,765	$—
Capitalization of servicing rights	$211	$241
Transfer of loans to OREO	$328	$106

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2019

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2019	2018
Net income	$5,740	$5,229
Weighted average common shares outstanding - Basic	10,801	10,678
Plus: Potential dilutive common stock equivalents	154	175
Weighted average common shares outstanding - Diluted	10,955	10,853
Net income per common share - Basic	$0.53	$0.49
Net income per common share - Diluted	0.52	0.48
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	209	84

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

For the quarter ended March 31, 2019, the Company reported income tax expense of $1.5 million for an effective tax rate of 20.9 percent, compared to an income tax expense of $1.2 million and an effective tax rate of 19.1 percent for the prior year’s quarter. The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2019 or 2018.  The Company did not have an accrual for uncertain tax positions as of March 31, 2019 or December 31, 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2014 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive income (loss) for the three months ended March 31, 2019 and 2018, net of tax:

	For the three months ended March 31, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive loss
Balance, beginning of period (1)	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassifications	240	—	(302)	(62)
Less amounts reclassified from accumulated other comprehensive income (loss)	79	(91)	—	(12)
Period change	161	91	(302)	(50)
Balance, end of period (1)	$(560)	$(340)	$728	$(172)

	For the three months ended March 31, 2018
(In thousands)	Net unrealized losses on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassifications	(581)	—	549	(32)
Less amounts reclassified from accumulated other comprehensive (loss) income	—	134	—	134
Period change	(581)	(134)	549	(166)
Balance, end of period (1)	$(916)	$(475)	$1,431	$40

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

The fair value of available for sale ("AFS") debt securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

As of March 31, 2019, the fair value of the Company's AFS debt securities portfolio was $45.9 million.  Approximately 56 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $25.9 million at March 31, 2019.  Approximately $25.4 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2019.  The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Equity Securities with Readily Determinable Fair Values

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

As of March 31, 2019, the fair value of the Company's equity securities portfolio was $2.2 million.

All of the Company’s equity securities were classified as Level 2 assets at March 31, 2019.  The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2019, as compared to the periods ended December 31, 2018 and March 31, 2018.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,678	$—	$5,678	$—
State and political subdivisions	4,502	—	4,502	—
Residential mortgage-backed securities	25,851	—	25,851	—
Corporate and other securities	9,903	—	9,903	—
Total debt securities available for sale	$45,934	$—	$45,934	$—

Equity securities with readily determinable fair values	2,248	—	2,248	—
Total equity securities	$2,248	$—	$2,248	$—

Interest rate swap agreements	1,025	—	1,025	—
Total swap agreements	$1,025	$—	$1,025	$—

	Fair value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,642	$—	$5,642	$—
State and political subdivisions	4,498	—	4,498	—
Residential mortgage-backed securities	26,613	—	26,613	—
Corporate and other securities	9,960	—	9,960	—
Total debt securities available for sale	$46,713	$—	$46,713	$—

Equity securities with readily determinable fair values	2,144	—	2,144	—
Total equity securities	$2,144	$—	$2,144	$—

Interest rate swap agreements	1,433	—	1,433	—
Total swap agreements	$1,433	$—	$1,433	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at March 31, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net (Credit) Provision During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$273	$—	$—	$273	$(110)
Impaired collateral-dependent loans	2,300	—	—	2,300	(437)

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net (Credit) Provision During Period
Financial assets:
OREO	$56	$—	$—	$56	$(196)
Impaired collateral-dependent loans	2,625	—	—	2,625	(335)

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

OREO

The fair value of OREO is determined using third party appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs).

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral.  Partially charged-off loans are measured for impairment based upon a third party appraisal for collateral-dependent loans.  When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above.  If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status.  The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status.  The Company removes loans from nonaccrual status generally when the borrower makes nine months of contractual payments and demonstrates the ability to service the debt going forward.  Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2019, the valuation allowance for impaired loans was $230 thousand, a decrease of $437 thousand from $667 thousand at December 31, 2018.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of March 31, 2019 and December 31, 2018 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At March 31, 2019, the Bank had standby letters of credit outstanding of $5.0 million, compared to $5.7 million at December 31, 2018.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$149,137	$149,137	$145,515	$145,515
Securities (1)	Level 2	62,962	62,948	63,732	63,600
SBA loans held for sale	Level 2	8,010	8,870	11,171	12,177
Loans, net of allowance for loan losses (2)	Level 2	1,289,300	1,285,495	1,277,907	1,268,909
FHLB stock	Level 2	10,120	10,120	10,795	10,795
Servicing assets	Level 3	2,135	2,135	2,375	2,375
Accrued interest receivable	Level 2	6,926	6,926	6,399	6,399
OREO	Level 3	273	273	56	56
Financial liabilities:
Deposits	Level 2	1,226,586	1,225,195	1,207,687	1,204,731
Borrowed funds and subordinated debentures	Level 2	205,310	204,284	220,310	218,879
Accrued interest payable	Level 2	419	419	406	406

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3.  These securities had book values of $3.5 million and $3.6 million at March 31, 2019 and December 31, 2018, respectively, and market values of $3.4 million at March 31, 2019 and December 31, 2018. Includes one corporate bond with a book value and market value of $1.0 million at March 31, 2019 and December 31, 2018.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.3 million and $2.6 million at March 31, 2019 and December 31, 2018, respectively.

Limitations

Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-statement of condition financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the effect of fair value estimates have not been considered in the above estimates.

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity ("HTM") at amortized cost and estimated fair value at March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,756	$—	$(78)	$5,678	$5,758	$—	$(116)	$5,642
State and political subdivisions	4,547	20	(65)	4,502	4,614	4	(120)	4,498
Residential mortgage-backed securities	26,237	81	(467)	25,851	27,159	74	(620)	26,613
Corporate and other securities	10,230	30	(357)	9,903	10,231	123	(394)	9,960
Total debt securities available for sale	$46,770	$131	$(967)	$45,934	$47,762	$201	$(1,250)	$46,713
Held to maturity:
U.S. Government sponsored entities	$2,527	$—	$(82)	$2,445	$2,527	$—	$(94)	$2,433
State and political subdivisions	951	115	—	1,066	951	110	—	1,061
Residential mortgage-backed securities	3,249	21	(34)	3,236	3,312	17	(52)	3,277
Commercial mortgage-backed securities	3,540	—	(107)	3,433	3,570	—	(138)	3,432
Corporate and other securities	4,513	75	(1)	4,587	4,515	84	—	4,599
Total securities held to maturity	$14,780	$211	$(224)	$14,767	$14,875	$211	$(284)	$14,802
Equity securities:
Total equity securities	$2,398	$35	$(185)	$2,248	$2,394	$—	$(250)	$2,144

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2019 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$3,693	1.61%	$1,985	2.17%	$—	—%	$5,678	1.81%
State and political subdivisions	2,340	2.91	—	—	874	2.50	1,288	2.74	4,502	2.78
Residential mortgage-backed securities	68	2.94	8,750	2.69	14,851	2.95	2,182	2.79	25,851	2.85
Corporate and other securities	—	—	6,234	4.34	3,669	4.00	—	—	9,903	4.21
Total debt securities available for sale	$2,408	2.91%	$18,677	3.03%	$21,379	3.04%	$3,470	2.77%	$45,934	3.01%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$1,002	2.03%	$1,525	1.94%	$—	—%	$2,527	1.98%
State and political subdivisions	—	—	494	5.06	—	—	457	5.84	951	5.43
Residential mortgage-backed securities	—	—	460	3.32	924	3.15	1,865	3.82	3,249	3.56
Commercial mortgage-backed securities	—	—	—	—	3,540	2.76	—	—	3,540	2.76
Corporate and other securities	—	—	4,513	5.73	—	—	—	—	4,513	5.73
Total securities held to maturity	$—	—%	$6,469	4.93%	$5,989	2.61%	$2,322	4.22%	$14,780	3.88%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,248	2.17%	$2,248	2.17%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,678	$(78)	$5,678	$(78)
State and political subdivisions	2	—	—	1,765	(65)	1,765	(65)
Residential mortgage-backed securities	28	1,691	(2)	22,241	(465)	23,932	(467)
Corporate and other securities	5	—	—	6,792	(357)	6,792	(357)
Total temporarily impaired securities	40	$1,691	$(2)	$36,476	$(965)	$38,167	$(967)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,445	$(82)	$2,445	$(82)
Residential mortgage-backed securities	5	—	—	2,070	(34)	2,070	(34)
Commercial mortgage-backed securities	2	—	—	3,433	(107)	3,433	(107)
Corporate and other securities	1	1,512	(1)	—	—	1,512	(1)
Total temporarily impaired securities	10	$1,512	$(1)	$7,948	$(223)	$9,460	$(224)

	December 31, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,642	$(116)	$5,642	$(116)
State and political subdivisions	4	—	—	3,129	(120)	3,129	(120)
Residential mortgage-backed securities	31	4,445	(23)	20,480	(597)	24,925	(620)
Corporate and other securities	5	971	(30)	5,787	(364)	6,758	(394)
Total temporarily impaired securities	45	$5,416	$(53)	$35,038	$(1,197)	$40,454	$(1,250)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,434	$(94)	$2,434	$(94)
Residential mortgage-backed securities	5	1,277	(15)	821	(37)	2,098	(52)
Commercial mortgage-backed securities	2	—	—	3,432	(138)	3,432	(138)
Total temporarily impaired securities	9	$1,277	$(15)	$6,687	$(269)	$7,964	$(284)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2019 or December 31, 2018.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2019 or December 31, 2018.

Corporate and other securities: Included in this category are corporate debt securities and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2019 or December 31, 2018. The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of March 31, 2019 or December 31, 2018.

Realized Gains and Losses

There were no gross realized gains or losses for the three months ended March 31, 2019, or 2018.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	2019	2018
Net gains (losses) recognized during the period on equity securities	$100	$(15)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$100	$(15)

Pledged Securities

Securities with a carrying value of $5.8 million and $4.3 million for March 31, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
SBA loans held for investment	$38,815	$39,333
Commercial loans
SBA 504 loans	27,129	29,155
Commercial other	98,775	104,587
Commercial real estate	522,511	510,370
Commercial real estate construction	53,820	49,990
Residential mortgage loans	438,431	436,056
Consumer loans
Home equity	60,945	59,887
Consumer other	64,558	64,017
Total loans held for investment	$1,304,984	$1,293,395
SBA loans held for sale	8,010	11,171
Total loans	$1,312,994	$1,304,566

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

The Company owned one residential consumer property, which was fully charged off at March 31, 2019, and December 31, 2018.  Additionally, there were $5.4 million of residential consumer loans in the process of foreclosure at March 31, 2019, compared to $5.3 million at December 31, 2018.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2019:

	March 31, 2019
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$36,750	$1,315	$750	$38,815
Commercial loans
SBA 504 loans	26,093	—	1,036	27,129
Commercial other	96,261	2,514	—	98,775
Commercial real estate	516,220	4,294	1,997	522,511
Commercial real estate construction	53,820	—	—	53,820
Total commercial loans	692,394	6,808	3,033	702,235
Total SBA, SBA 504 and commercial loans	$729,144	$8,123	$3,783	$741,050

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$433,188	$5,243	$438,431
Consumer loans
Home equity		60,774	171	60,945
Consumer other		64,558	—	64,558
Total consumer loans		125,332	171	125,503
Total residential mortgage and consumer loans		$558,520	$5,414	$563,934

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2018:

	December 31, 2018
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,198	$601	$1,534	$39,333
Commercial loans
SBA 504 loans	28,105	—	1,050	29,155
Commercial other	103,806	322	459	104,587
Commercial real estate	504,022	2,879	3,469	510,370
Commercial real estate construction	49,990	—	—	49,990
Total commercial loans	685,923	3,201	4,978	694,102
Total SBA, SBA 504 and commercial loans	$723,121	$3,802	$6,512	$733,435

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$431,845	$4,211	$436,056
Consumer loans
Home equity		59,861	26	59,887
Consumer other		64,017	—	64,017
Total consumer loans		123,878	26	123,904
Total residential mortgage and consumer loans		$555,723	$4,237	$559,960

Nonperforming and Past Due Loans

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt.  Loans past due 90 days or more and still accruing interest are not included in nonperforming loans and generally represent loans that are well collateralized and in the process of collection.  The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors.  The Company values its collateral through the use of appraisals, broker price opinions, and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,649	$—	$—	$814	$2,463	$36,352	$38,815
Commercial loans
SBA 504 loans	219	—	—	—	219	26,910	27,129
Commercial other	222	—	—	—	222	98,553	98,775
Commercial real estate	1,140	1,315	—	1,046	3,501	519,010	522,511
Commercial real estate construction	—	—	39	—	39	53,781	53,820
Residential mortgage loans	6,474	1,241	—	5,243	12,958	425,473	438,431
Consumer loans
Home equity	185	48	—	171	404	60,541	60,945
Consumer other	—	—	—	—	—	64,558	64,558
Total loans held for investment	$9,889	$2,604	$39	$7,274	$19,806	$1,285,178	$1,304,984
SBA loans held for sale	—	—	—	—	—	8,010	8,010
Total loans	$9,889	$2,604	$39	$7,274	$19,806	$1,293,188	$1,312,994

(1)	At March 31, 2019, nonaccrual loans included $68 thousand of loans guaranteed by the SBA.

	December 31, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$1,560	$1,560	$37,773	$39,333
Commercial loans
SBA 504 loans	—	—	—	—	—	29,155	29,155
Commercial other	—	—	—	30	30	104,557	104,587
Commercial real estate	301	—	—	1,046	1,347	509,023	510,370
Commercial real estate construction	—	—	—	—	—	49,990	49,990
Residential mortgage loans	3,801	1,204	98	4,211	9,314	426,742	436,056
Consumer loans
Home equity	396	—	—	26	422	59,465	59,887
Consumer other	300	—	—	—	300	63,717	64,017
Total loans held for investment	$4,798	$1,204	$98	$6,873	$12,973	$1,280,422	$1,293,395
SBA loans held for sale	—	—	—	—	—	11,171	11,171
Total loans	$4,798	$1,204	$98	$6,873	$12,973	$1,291,593	$1,304,566

(1)	At December 31, 2018, nonaccrual loans included $89 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2019:

	March 31, 2019
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$774	$606	$—
Commercial loans
Commercial real estate	1,046	1,046	—
Total commercial loans	1,046	1,046	—
Total impaired loans with no related allowance	1,820	1,652	—

With an allowance:
SBA loans held for investment (1)	204	140	140
Commercial loans
Commercial real estate	738	738	90
Total commercial loans	738	738	90
Total impaired loans with a related allowance	942	878	230

Total individually evaluated impaired loans:
SBA loans held for investment (1)	978	746	140
Commercial loans
Commercial real estate	1,784	1,784	90
Total commercial loans	1,784	1,784	90
Total individually evaluated impaired loans	$2,762	$2,530	$230

(1)	Balances are reduced by amount guaranteed by the SBA of $68 thousand at March 31, 2019.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2018:

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

Impaired loans decreased $645 thousand at March 31, 2019 compared to December 31, 2018. The decrease in impaired loans was primarily due to one SBA loan taken into OREO totaling $328 thousand. Two SBA loans were reduced in 2019 through a charge-off of $100 thousand and a short sale of $184 thousand.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2019 and 2018.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2019		2018
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,183	$4	$658	$(2)
Commercial loans
Commercial other	7	—	—	—
Commercial real estate	1,789	9	1,495	15
Total	$2,979	$13	$2,153	$13

(1)	Balances are reduced by the average amount guaranteed by the SBA of $100 thousand and $30 thousand for the three months ended March 31, 2019 and 2018, respectively.

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

The Company had one performing TDR with a balance of $738 thousand and $745 thousand as of March 31, 2019 and December 31, 2018, respectively, which was included in the impaired loan numbers as of such dates.  At March 31, 2019 and December 31, 2018, there were specific reserves on the performing TDR of $90 thousand and $97 thousand, respectively.  The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified during the three months ended March 31, 2019 and 2018 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2019.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(308)	(1)	—	(1)	(310)
Recoveries	1	5	—	—	6
Net (charge-offs) recoveries	(307)	4	—	(1)	(304)
Provision for (credit to) loan losses charged to expense	330	84	116	(30)	500
Balance, end of period	$1,678	$8,793	$4,016	$1,197	$15,684

	For the three months ended March 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$13,556
Charge-offs	(81)	—	—	(6)	(87)
Recoveries	64	16	13	134	227
Net (charge-offs) recoveries	(17)	16	13	128	140
Provision for (credit to) loan losses charged to expense	50	298	287	(135)	500
Balance, end of period	$1,504	$8,139	$3,430	$1,123	$14,196

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$140	$90	$—	$—	$230
Collectively evaluated for impairment	1,538	8,703	4,016	1,197	15,454
Total	$1,678	$8,793	$4,016	$1,197	$15,684
Loan ending balances:
Individually evaluated for impairment	$746	$1,784	$—	$—	$2,530
Collectively evaluated for impairment	38,069	700,451	438,431	125,503	1,302,454
Total	$38,815	$702,235	$438,431	$125,503	$1,304,984

	December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$540	$127	$—	$—	$667
Collectively evaluated for impairment	1,115	8,578	3,900	1,228	14,821
Total	$1,655	$8,705	$3,900	$1,228	$15,488
Loan ending balances:
Individually evaluated for impairment	$1,471	$1,821	$—	$—	$3,292
Collectively evaluated for impairment	37,862	692,281	436,056	123,904	1,290,103
Total	$39,333	$694,102	$436,056	$123,904	$1,293,395

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2019, a $314 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018, due to a larger loan portfolio requiring a larger general reserve.

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

At March 31, 2019, the Company had interest rate swaps with a notional amount of $50.0 million, compared to a notional amount of $60.0 million at December 31, 2018, which were designated as cash flow hedging instruments. The $10.0 million decrease in the notional amount of interest rate swaps was due to the maturity of a swap instrument. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2019 and December 31, 2018, respectively is as follows:
໿

(In thousands, except percentages and years)	March 31, 2019	December 31, 2018
Notional amount	$50,000	$60,000
Fair value	$1,025	$1,406
Weighted average pay rate	1.33%	1.26%
Weighted average receive rate	2.60%	1.88%
Weighted average maturity in years	1.96	2.36
Number of contracts	3	4

During the three months ended March 31, 2019, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  At March 31, 2019 and 2018, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net (losses) gains recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2019 and 2018, respectively:

	For the three months ended March 31,
(In thousands)	2019	2018
Unrealized (losses) gains relating to interest rate swaps	(381)	583

NOTE 12.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the three months ended March 31, 2019 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Options granted	55,000	20.61
Options exercised	(20,434)	8.12
Options forfeited	(4,333)	19.30
Options expired	—	—
Outstanding at March 31, 2019	614,411	$13.80	7.2	$3,474,075
Exercisable at March 31, 2019	375,889	$9.99	5.8	$3,392,883

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of March 31, 2019, 2,462,585 shares have been reserved for issuance upon the exercise of options, 614,411 option grants are outstanding, and 1,712,036 option grants have been exercised, forfeited or expired, leaving 136,138 shares available for grant.

The fair values of the options granted during the three months ended March 31, 2019 and 2018 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2019	2018
Number of options granted	55,000	114,500
Weighted average exercise price	$20.61	$20.24
Weighted average fair value of options	$6.21	$5.97
Expected life in years (1)	8.23	6.35
Expected volatility (2)	27.08%	26.40%
Risk-free interest rate (3)	2.55%	2.48%
Dividend yield (4)	1.36%	1.14%

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Number of options exercised	20,434	55,007
Total intrinsic value of options exercised	$240,403	$825,653
Cash received from options exercised	$165,943	$290,357
Tax deduction realized from options	$72,325	$232,091

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - $6.00	74,561	3.3	$5.59	74,561	$5.59
$6.01 - $12.00	217,817	5.7	8.52	217,817	8.52
$12.01 - $18.00	70,533	7.8	15.73	46,335	15.73
$18.01 - $24.00	251,500	9.4	20.25	37,176	20.25
Total	614,411	7.2	$13.80	375,889	$9.99

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2019 and 2018 are detailed in the following table:

	For the three months ended March 31,
	2019	2018
Compensation expense	$136,356	$123,460
Income tax benefit	$39,407	$34,705

As of March 31, 2019, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.3 million.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2019:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2018	105,312	$16.55
Granted	30,150	20.65
Cancelled	(1,350)	17.92
Vested	(35,438)	14.11
Nonvested restricted stock at March 31, 2019	98,674	$18.66

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of March 31, 2019,  518,157 shares of restricted stock were reserved for issuance, of which 36,678 shares are available for grant.

Restricted stock awards granted during the three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended March 31,
	2019	2018
Number of shares granted	30,150	38,300
Average grant date fair value	$20.65	$20.64

Compensation expense related to restricted stock for the three months ended March 31, 2019 and 2018 is detailed in the following table:

	For the three months ended March 31,
	2019	2018
Compensation expense	$146,288	$141,297
Income tax benefit	$42,277	$39,719

As of March 31, 2019, there was approximately $1.7 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 3 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $146 thousand and $136 thousand to the Plan during the three months ended March 31, 2019 and 2018, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer up to 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $312 thousand and $250 thousand during the three months ended March 31, 2019 and 2018, respectively.  The interest paid on the deferred balances totaled $23 thousand and $15 thousand during the three months ended March 31, 2019 and 2018, respectively. The fees distributed on the deferred balances totaled $3 thousand in 2019 and 2018.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit payable under the SERP so that the Retirement Benefit shall be an amount equal to sixty percent (60%) of the average of Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $5.5 million.  A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.
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

No contributions or payments have been made during the three months ended March 31, 2019. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	2019	2018
Service cost	$47	$112
Interest cost	29	13
Amortization of prior service cost	21	21
Net periodic benefit cost	$97	$146
The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	2019	2018
Benefit obligation, beginning of year	$2,747	$1,187
Service cost	47	112
Interest cost	29	13
Benefit obligation, end of period	$2,823	$1,312
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
As of March 31, 2019, the Company had total year to date expenses of $25 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended March 31, 2019 and 2018.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a set of capital reform measures designed to strengthen the regulation, supervision and risk management of banking organizations worldwide. In order to implement Basel III and certain additional capital changes required by the Dodd-Frank Act, the FDIC approved, as an interim final rule in July 2013, regulatory capital requirements substantially similar to final rules issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for U.S. state nonmember banks and the Office of the Comptroller of the Currency for national banks.

The interim final rule includes new risk-based capital and leverage ratios that were phased-in from 2015 to 2019 for most state nonmember banks. The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets remained 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company and the Bank on January 1, 2015.

The new rules also included a one-time opportunity to opt-out of the changes to treatment of accumulated other comprehensive income (“AOCI”) components. By making the election to opt-out, the institution may continue treating AOCI items in a manner consistent with risk-based capital rules in place prior to January 2015. The Bank and the Company have made the election to opt out of the treatment of AOCI on the appropriate March 31, 2015 filings.

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at March 31, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At March 31, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.09%	9.71%	4.00%		5.00%
CET1	11.78%	12.14%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.62%	12.14%	8.50%	(1)	8.00%
Total risk-based capital ratio	13.87%	13.39%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.50%	(1)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.50%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

NOTE 14.  Leases

The Company follows ASU 2016-02, "Leases (Topic 842)," which revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 requires that a lessee recognize the assets and liabilities on its balance sheet that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The Company adopted this standard as of January 1, 2019. In accordance with ASU 2018-01, we have elected to apply ASU 2016-02 as of the beginning of the period of adoption and will not restate comparative periods.

Operating leases in which we are the lessee are recorded as right of use ("ROU") assets and lease liabilities and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on our Consolidated Balance Sheets. We do not currently have any finance leases in which we are the lessee.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate was calculated for each lease by taking a variable rate FHLB ARC product (based on Libor plus a spread) and then swapping it to a fixed rate borrowing by adding a fixed mid swap rate for the desired term. The borrowing rate for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy expense in the Consolidated Statements of Income.

Our leases relate primarily to bank branches and equipment with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

As of March 31, 2019, operating lease ROU assets and operating lease liabilities were $2.7 million, respectively. The table below summarizes information related to our operating leases:

(In thousands, except percentages and years)	For the three months ended March 31, 2019
Right-of-use assets recognized	$2,765
Operating cash flows from operating leases	$138
Weighted average remaining lease term in years	7.83
Weighted average discount rate	5.62%

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$365
2020	427
2021	393
2022	349
2023	358
2024 and thereafter	1,412
Total lease payments	$3,304
Less: Interest	(639)
Present value of lease liabilities	$2,665

Operating lease right-of-use assets	$2,656

ITEM 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2018 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended.  Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991.  The Bank provides a full range of commercial and retail banking services through the Internet and it's nineteen branch offices located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania.  These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties.

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

Earnings Summary

Net income totaled $5.7 million, or $0.52 per diluted share for the quarter ended March 31, 2019, compared to $5.2 million, or $0.48 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.55% and 16.52%, respectively, compared to 1.53% and 17.69% for the same period a year ago.

First quarter highlights include:

•	Net interest income increased 10.4% compared to the prior year’s quarter due to loan growth.

•	Net interest margin equaled 4.06% this quarter compared to 3.99% in the prior years' quarter. The net interest margin is expected to remain stable.

•	Noninterest income decreased 11.6% compared to the prior year's quarter due to lower loan payoff charges and reduced premiums received on SBA loan sales.

•	Noninterest expense increased 3.4% compared to the prior year's quarter due to investments in software and equipment to remain efficient, secure and competitive technologically.

•	The effective tax rate was 20.9% compared to 19.1% in the prior year's quarter.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2019	2018
Net income per common share - Basic (1)	$0.53	$0.49
Net income per common share - Diluted (2)	$0.52	$0.48
Return on average assets	1.55%	1.53%
Return on average equity (3)	16.52%	17.69%
Efficiency ratio (4)	52.53%	54.00%

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

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold.  Interest-

bearing liabilities include interest-bearing demand, savings and time deposits, FHLB advances and other borrowings.  Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities.  The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

During the quarter ended March 31, 2019, tax-equivalent net interest income amounted to $14.2 million, an increase of $1.3 million or 10.4 percent when compared to the same period in 2018.  The net interest margin increased 7 basis points to 4.06 percent for the quarter ended March 31, 2019, compared to 3.99 percent for the same period in 2018.  The net interest spread was 3.68 percent for the first quarter of 2019, a 5 basis point decrease compared to the same period in 2018.

During the quarter ended March 31, 2019, tax-equivalent interest income was $18.5 million, an increase of $2.9 million or 18.3 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans and increase in the yield on loans, partially offset by a decrease in the balance of average federal funds sold and interest-bearing deposits and securities.

•
Of the $2.9 million net increase in interest income on a tax-equivalent basis, $1.5 million of the increase was due to increased average earning assets, and $1.4 million was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $113.8 million to $1.4 billion for the first quarter of 2019 compared to $1.3 billion for the same period in 2018.  This was due primarily to a $131.0 million increase in average loans, primarily residential mortgage, commercial and consumer loans, partially offset by a $10.9 million decrease in federal funds sold, interest-bearing deposits and repos and a $5.4 million decrease in investment securities.

•
The yield on total interest-earning assets increased 43 basis points to 5.28 percent for the three months ended March 31, 2019 when compared to the same period in 2018. The yield on the loan portfolio increased 38 basis points to 5.45 percent.

Total interest expense was $4.3 million for the three months ended March 31, 2019, an increase of $1.5 million or 54.8 percent compared to the same period in 2018.  This increase was driven by the increased rates on interest-bearing deposits, the volume of time deposits and the increased rates on borrowed funds and subordinated debentures, partially offset by the decreased volume of borrowed funds and subordinated debentures compared to a year ago:

•
Of the $1.5 million increase in interest expense, $1.1 million was due to increased rates on interest-bearing liabilities and $398 thousand was due to an increase in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $1.1 billion for the first quarter of 2019, an increase of $84.1 million or 8.4 percent compared to the prior year’s quarter.  The increase in interest-bearing liabilities was due to an increase in interest-bearing deposits, partially offset by a decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 48 basis points to 1.60 percent. The cost of interest-bearing deposits increased 54 basis points to 1.51 percent for the first quarter of 2019 and the cost of borrowed funds and subordinated debentures increased 39 basis points to 2.25 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2019 and 2018.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$38,066	$221	2.35%	$48,936	$205	1.70%
FHLB stock	6,951	116	6.77	7,799	134	6.97
Securities:
Taxable	58,735	475	3.28	63,393	492	3.15
Tax-exempt	4,588	36	3.18	5,349	38	2.88
Total securities (A)	63,323	511	3.27	68,742	530	3.13
Loans:
SBA loans	50,015	995	8.07	68,376	1,183	7.02
Commercial loans	697,856	9,069	5.27	632,409	7,726	4.95
Residential mortgage loans	439,904	5,560	5.13	371,061	4,340	4.74
Consumer loans	125,987	2,035	6.55	110,947	1,529	5.59
Total loans (B)	1,313,762	17,659	5.45	1,182,793	14,778	5.07
Total interest-earning assets	$1,422,102	$18,507	5.28%	$1,308,270	$15,647	4.85%

Noninterest-earning assets:
Cash and due from banks	26,105			23,244
Allowance for loan losses	(15,753)			(13,949)
Other assets	70,586			65,686
Total noninterest-earning assets	80,938			74,981
Total assets	$1,503,040			$1,383,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$182,080	$409	0.91%	$178,385	$224	0.51%
Total savings deposits	397,209	1,119	1.14	403,222	776	0.78
Total time deposits	370,990	2,007	2.19	252,000	1,000	1.61
Total interest-bearing deposits	950,279	3,535	1.51	833,607	2,000	0.97
Borrowed funds and subordinated debentures	134,877	749	2.25	167,458	768	1.86
Total interest-bearing liabilities	$1,085,156	$4,284	1.60%	$1,001,065	$2,768	1.12%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	262,664			252,128
Other liabilities	14,327			8,910
Total noninterest-bearing liabilities	276,991			261,038
Total shareholders' equity	140,893			121,148
Total liabilities and shareholders' equity	$1,503,040			$1,383,251

Net interest spread		$14,223	3.68%		$12,879	3.73%
Tax-equivalent basis adjustment		(7)			(7)
Net interest income		$14,216			$12,872
Net interest margin			4.06%			3.99%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2019 and 2018, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2019 and 2018.
໿

	For the three months ended March 31, 2019 versus March 31, 2018
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$(52)	$68	$16
FHLB stock	(14)	(4)	(18)
Securities	(44)	25	(19)
Loans	1,548	1,333	2,881
Total interest income	$1,438	$1,422	$2,860
Interest expense:
Demand deposits	$5	$180	$185
Savings deposits	(12)	355	343
Time deposits	571	436	1,007
Total interest-bearing deposits	564	971	1,535
Borrowed funds and subordinated debentures	(166)	147	(19)
Total interest expense	398	1,118	1,516
Net interest income - fully tax-equivalent	$1,040	$304	$1,344
Decrease in tax-equivalent adjustment			—
Net interest income			$1,344

Provision for Loan Losses

The provision for loan losses totaled $500 thousand for the three months ended March 31, 2019, and 2018.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	2019	2018
Branch fee income	$368	$330
Service and loan fee income	442	564
Gain on sale of SBA loans held for sale, net	316	547
Gain on sale of mortgage loans, net	350	424
BOLI income	151	171
Net security gains (losses)	100	(15)
Other income	293	265
Total noninterest income	$2,020	$2,286

For the three months ended March 31, 2019, noninterest income decreased $266 thousand to $2.0 million, compared to the same period last year. Quarterly noninterest income decreased primarily due to lower loan payoff charges and reduced premiums received on SBA loan sales.

Changes in our noninterest income for the three months ended March 31, 2019 vs. 2018 reflect:

•	Branch fee income increased $38 thousand for the three months ended March 31, 2019 when compared to the same period in the prior year primarily due to higher service charge fees.

•	Service and loan fee income decreased $122 thousand primarily due to lower loan payoff charges.

•
SBA loan sales during the first quarter of 2019 totaled $6.2 million with a net gain of $316 thousand, compared to $5.8 million in sales with a net gain of $547 thousand in the prior year's quarter due to reduced premiums on the sales.

•
During the quarter, $19.4 million in residential mortgage loans were sold at a gain of $350 thousand, compared to $20.1 million in loans sold at a gain of $424 thousand during the prior year's quarter. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.

•	Bank owned life insurance ("BOLI") income decreased $20 thousand for the three months ended March 31, 2019 when compared to the same period in the prior year.

•
There were no gains on the sale of securities for the three months ended March 31, 2019 or 2018. Due to the adoption of ASU 2016-01 in January of 2018, there was an unrealized gain of $100 thousand recognized during the first quarter of 2019 compared to an unrealized loss of $15 thousand in the prior year's quarter resulting from market value changes of equity securities.

•	Other income increased in the quarterly period primarily due to increased Visa check card interchange fees.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	2019	2018
Compensation and benefits	$4,845	$4,834
Occupancy	694	690
Processing and communications	716	689
Furniture and equipment	657	536
Professional services	288	251
Loan collection and OREO expenses	66	6
Other loan expenses	46	33
Deposit insurance	167	186
Advertising	348	319
Director fees	163	162
Other expenses	486	488
Total noninterest expense	$8,476	$8,194

Noninterest expense increased $282 thousand to $8.5 million for the three months ended March 31, 2019.
Changes in noninterest expense for the three months ended March 31, 2019 versus 2018 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, remained relatively flat for the three months ended March 31, 2019, when compared to 2018 as lower benefits costs partially offset increased salary expense.

•	Occupancy expense remained relatively flat for the three months ended March 31, 2019, compared to the same period a year ago.

•	Processing and communications expenses increased $27 thousand for the three months ended March 31, 2019, primarily due to increased electronic banking expense.

•
Furniture and equipment expense increased $121 thousand during the first quarter of 2019, primarily due to investment in software and equipment to remain efficient, secure and competitive technologically.

•	Professional service fees increased $37 thousand for the three months ended March 30, 2019, primarily due to higher consulting expenses and external audit and tax expenses.

•	Loan collection and OREO costs increased $60 thousand compared to the prior year's quarter primarily due to increased legal expenses.

•	Other loan expenses increased $13 thousand for the three months ended March 31, 2019, compared to the prior year's quarter.

•	Deposit insurance expense decreased $19 thousand for the three months ended March 31, 2019.

•	Advertising expense increased $29 thousand compared to the prior year's quarter primarily due to increased community relations expenses.

•	Director fees remained relatively flat for the three months ended March 31, 2019.

•	Other expenses remained relatively flat during the first quarter of 2019 when compared to the same period a year ago.

Income Tax Expense

For the quarter ended March 31, 2019, the Company reported income tax expense of $1.5 million for an effective tax rate of 20.9 percent, compared to income tax expense of $1.2 million and an effective tax rate of 19.1 percent for the prior year’s quarter.

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

For additional information on income taxes, see Note 4 to the Consolidated Financial Statements

Financial Condition at March 31, 2019

Total assets increased $10.9 million or 0.7 percent, to $1.6 billion at March 31, 2019, when compared to year end 2018.  This increase was primarily due to an increase of $8.2 million in net loans, reflecting commercial, residential, and consumer loan growth.

Total deposits increased $18.9 million, primarily due to increases of $45,042.3 million in time deposits and $4.3 million in savings deposits, partially offset by decreases of $19.4 million in interest-bearing demand deposits and $11.0 million in noninterest-bearing demand deposits. Borrowed funds decreased $15.0 million due to a reduction in overnight borrowings.

Total shareholders’ equity increased $5.2 million over year end 2018, primarily due to earnings and an increase in common stock, partially offset by dividends paid during the three months ended March 31, 2019.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS, HTM and equity investments.  Management determines the appropriate security classification of available for AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

AFS debt securities totaled $45.9 million at March 31, 2019, a decrease of $779 thousand or 1.7 percent, compared to $46.7 million at December 31, 2018.  This net decrease was the result of:

•	$959 thousand in principal payments and maturities and

•	$32 thousand in net amortization, partially offset by

•
$213 thousand of appreciation in the market value of the portfolio. At March 31, 2019, the portfolio had a net unrealized loss of $836 thousand compared to a net unrealized loss of $1.0 million at December 31, 2018. These net unrealized losses are reflected net of tax in shareholder's equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.4 years and 6.2 years at March 31, 2019 and December 31, 2018, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $14.8 million at March 31, 2019, a decrease of $95 thousand or 0.6 percent, from year end 2018.  This decrease was the result of:

•	$89 thousand in principal payments and maturities and

•	$5 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.0 years and 5.4 years at March 31, 2019 and December 31, 2018, respectively.  As of March 31, 2019 and December 31, 2018, the fair value of HTM securities was $14.8 million.

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

Equity securities totaled $2.2 million at March 31, 2019, an increase of $104 thousand or 4.9%, compared to $2.1 million at December 31, 2018. This net increase was primarily the result of market value adjustments throughout the quarter.

The average balance of taxable securities amounted to $58.7 million for the three months ended March 31, 2019, compared to $63.4 million for the same period in 2018.  The average yield earned on taxable securities increased 13 basis points, to 3.28 percent for the three months ended March 31, 2019, from 3.15 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $4.6 million for the three months ended March 31, 2019, compared to $5.3 million for the same period in 2018.  The average yield earned on tax-exempt securities increased 30 basis points, to 3.18 percent for the three months ended March 31, 2019, from 2.88 percent for the same period in 2018.

Securities with a carrying value of $5.8 million and $4.3 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 80 percent of the total investment portfolio had a fixed rate of interest at March 31, 2019.

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

Total loans increased $8.4 million or 0.6 percent to $1.3 billion at March 31, 2019, compared to year end 2018.  Commercial, residential, and consumer loans increased $8.1 million, $2.4 million, and $1.6 million, respectively, partially offset by a decrease of $3.7 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$38,815	3.0%	$39,333	3.0%
Commercial loans	702,235	53.4	694,102	53.2
Residential mortgage loans	438,431	33.4	436,056	33.4
Consumer loans	125,503	9.6	123,904	9.5
Total loans held for investment	1,304,984	99.4	1,293,395	99.1
SBA loans held for sale	8,010	0.6	11,171	0.9
Total loans	$1,312,994	100.0%	$1,304,566	100.0%

Average loans increased $131.0 million or 11.1 percent to $1.3 billion for the three months ended March 31, 2019 from $1.2 billion for the same period in 2018.  The increase in average loans was due to increases in residential mortgages, commercial, and consumer loans, partially offset by a decline in SBA loans.  The yield on the overall loan portfolio increased 38 basis points to 5.45 percent for the three months ended March 31, 2019 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $8.0 million at March 31, 2019, a decrease of $3.2 million from $11.2 million at December 31, 2018.   SBA 7(a) loans held to maturity amounted to $38.8 million at March 31, 2019, a decrease of $518 thousand from $39.3 million at December 31, 2018.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.07 percent for the three months ended March 31, 2019, compared to 7.02 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $102.9 million and $101.1 million in SBA loans were sold but serviced by the Company at March 31, 2019 and December 31, 2018, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $702.2 million at March 31, 2019, an increase of $8.1 million from year end 2018.  The yield on commercial loans was 5.27 percent for the three months ended March 31, 2019, compared to 4.95 percent for the same period in 2018. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $438.4 million at March 31, 2019, an increase of $2.4 million from year end 2018.  Sales of mortgage loans totaled $19.4 million for the three months ended March 31, 2019.  Approximately $5.6 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 5.13 percent for the three months ended March 31, 2019, compared to 4.74 percent in the 2018 period.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $125.5 million, an increase of $1.6 million from year end 2018 primarily related to consumer construction loans.  The yield on consumer loans was 6.55 percent for the three months ended March 31, 2019, compared to 5.59 percent for the same period in 2018.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2019 and December 31, 2018, approximately 94 percent of the Company’s loan portfolio was secured by real estate.

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

At March 31, 2019, there was one loan totaling $738 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $745 thousand at December 31, 2018.  The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2019	December 31, 2018	March 31, 2018
Nonperforming by category:
SBA loans held for investment (1)	$814	$1,560	$933
Commercial loans	1,046	1,076	1,069
Residential mortgage loans	5,243	4,211	1,952
Consumer loans	171	26	323
Total nonperforming loans	$7,274	$6,873	$4,277
OREO	273	56	56
Total nonperforming assets	$7,547	$6,929	$4,333
Past due 90 days or more and still accruing interest:
Commercial loans	$39	$—	$—
Residential mortgage loans	—	98	—
Total past due 90 days or more and still accruing interest	$39	$98	$—
Nonperforming loans to total loans	0.55%	0.53%	0.36%
Nonperforming loans and TDRs to total loans (2)	0.61	0.58	0.42
Nonperforming assets to total loans and OREO	0.57	0.53	0.36
Nonperforming assets to total assets	0.47	0.44	0.30
(1) Guaranteed SBA loans included above	$68,000	$89,000	$27
(2) Performing TDRs	738,000	745	774

Nonperforming loans were $7.3 million at March 31, 2019, a $401 thousand increase from $6.9 million at year end 2018 and a $3.0 million increase from $4.3 million at March 31, 2018.  Since year end 2018, nonperforming loans in the residential and consumer loan segments increased, partially offset by a decrease in the SBA and commercial loan segments.  Included in nonperforming loans at March 31, 2019 are approximately $68 thousand of loans guaranteed by the SBA, compared to $89 thousand at December 31, 2018, and $27 thousand at March 31, 2018, respectively.  In addition, there were $39 thousand in loans past due 90 days or more and still accruing interest at March 31, 2019, compared to $98 thousand at December 31, 2018.

OREO properties totaled $273 thousand at March 31, 2019, an increase of $217 thousand from $56 thousand at December 31, 2018, and March 31, 2018, respectively. During the three months ended March 31, 2019, the Company took title to one new property valued at $328 thousand that resulted in a charge to the allowance of $75 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $4.5 million at March 31, 2019, a decrease of $25 thousand when compared to year end 2018.  The decrease is due to the deletion of 7 loans totaling $4.5 million, partially offset by the addition of 11 loans totaling $4.5 million.

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

The allowance for loan losses totaled $15.7 million at March 31, 2019, compared to $15.5 million at December 31, 2018, and $14.2 million at March 31, 2018, with a resulting allowance to total loan ratio of 1.19 percent at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.  Net charge-offs amounted to $304 thousand for the three months ended March 31, 2019, compared to net recoveries of $140 thousand for the same period in 2018. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2019	2018
Balance, beginning of period	$15,488	$13,556
Provision for loan losses charged to expense	500	500
Less: Chargeoffs
SBA loans held for investment	308	81
Commercial loans	1	—
Consumer loans	1	6
Total chargeoffs	310	87
Add: Recoveries
SBA loans held for investment	1	64
Commercial loans	5	16
Residential mortgage loans	—	13
Consumer loans	—	134
Total recoveries	6	227
Net charge-offs (recoveries)	304	(140)
Balance, end of period	$15,684	$14,196
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	2.49%	0.10%
Commercial loans	—	(0.01)
Residential mortgage loans	—	(0.01)
Consumer loans	—	(0.47)
Total loans	0.09	(0.05)
Allowance to total loans	1.19	1.19
Allowance to nonperforming loans	215.62%	331.91%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2019, a $314 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.

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

Total deposits increased $18.9 million to $1.2 billion at March 31, 2019, from year-end 2018.  This increase in deposits was due to increases of $45.0 million in time deposits and $4.3 million in savings deposits, partially offset by a decrease of $19.4 million in interest-bearing demand deposits and $11.0 million in noninterest-bearing demand deposits. The increase in time deposits is attributable to a combination of retail and broker generated time deposits. The decrease in noninterest and interest-bearing demand deposits was primarily due to seasonal outflows of municipal deposits.

The Company’s deposit composition at March 31, 2019, consisted of 32.8 percent time deposits, 32.5 percent savings deposits, 21.1 percent noninterest-bearing demand deposits and 13.6 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $205.3 million and $220.3 million at March 31, 2019 and December 31, 2018, respectively, and are broken down in the following table:

(In thousands)	March 31, 2019	December 31, 2018
FHLB borrowings:
Adjustable rate advances	$50,000	$50,000
Overnight advances	145,000	160,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$205,310	$220,310

The $15.0 million decrease in total borrowed funds and subordinated debentures was due to a $15.0 million decrease in FHLB overnight borrowings. The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At March 31, 2019 and December 31, 2018, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to control rates in the rising environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The term of these transactions are as follows:

•
A $20.0 million ARC FHLB borrowing with a maturity date of June 7, 2019, at a rate of LIBOR plus 0.050%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.780% that matures December 7, 2020.

•
A $20.0 million ARC FHLB borrowing with a maturity date of July 8, 2019, at a rate of LIBOR less 0.010%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.038% and matures on July 5, 2021.

•
A $10.0 million ARC FHLB borrowing with a maturity date of August 22, 2019, at a rate of LIBOR plus 0.105%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.208% that matures on February 16, 2021.

At March 31, 2019, there were FHLB overnight borrowings of $145.0 million at a rate of 2.660%, compared to $160.0 million at a rate of 2.600% at December 31, 2018.

In March 2019, the FHLB issued a $22.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At March 31, 2019, the Company had $259.9 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 4.192% at March 31, 2019 and 4.414% at December 31, 2018. At December 31, 2018, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 0.885%. The swap instrument matured on February 16, 2019.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2019, is a decline of 0.67 percent in a rising-rate environment and an increase of 0.28 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2019 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2018, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.68 percent in a rising-rate environment and an increase of 0.33 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2019, the balance of cash and cash equivalents was $149,137.0 million, an increase of $3,622.0 million from December 31, 2018.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $11,214.0 million and $7,607.0 million of net cash for the three months ended March 31, 2019 and 2018, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $10,927.0 million and $21,598.0 million in net cash for the three months ended March 31, 2019 and 2018, respectively.  Cash was primarily used to purchase FHLB stock and fund new loans, partially offset by proceeds from redemption of FHLB stock.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $45.9 million and $46.7 million at March 31, 2019 and December 31, 2018, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $6.7 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $8.0 million and $11.2 million at March 31, 2019 and December 31, 2018, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $314.3 million to its borrowers as of March 31, 2019, compared to $289.9 million at December 31, 2018.  At March 31, 2019, $171.0 million of these commitments expire within one year, compared to $161.1 million at December 31, 2018.  The Company had $5.0 million and $5.7 million in standby letters of credit at March 31, 2019 and December 31, 2018, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $3,335.0 million in net cash for the three months ended March 31, 2019, compared to using $19,976.0 million for the same period in the prior year, primarily due to proceeds from new borrowings and an increase in the Company's deposits, partially offset by repayments of borrowings.

•
Deposits.  As of March 31, 2019, deposits included $124.0 million of Government deposits, as compared to $121.9 million at year end 2018.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $118.8 million of deposits from sixteen municipalities with account balances in excess of $1.5 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $195.0 million and $210.0 million as of March 31, 2019 and December 31, 2018, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2019, pledging provided an additional $259.9 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At March 31, 2019, the Parent Company had $1.2 million in cash and cash equivalents and $1.3 million in investment securities valued at fair market value, compared to $1.2 million and $1.2 million at December 31, 2018.

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

The following tables summarize the Company’s and the Bank’s regulatory capital ratios at March 31, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At March 31, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.09%	9.71%	4.000%		5.00%
CET1	11.78%	12.14%	7.000%	(1)	6.50%
Tier I risk-based capital ratio	12.62%	12.14%	8.500%	(1)	8.00%
Total risk-based capital ratio	13.87%	13.39%	10.500%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.50%	(1)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.50%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $5.2 million to $143,717.0 million at March 31, 2019 compared to $138,488.0 million at December 31, 2018, primarily due to net income of $5.7 million. Other items impacting shareholders’ equity included $730 thousand in dividends paid on common stock, $269 thousand from the issuance of common stock under employee benefit plans, and $50 thousand in accumulated other comprehensive loss net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On October 21, 2002, the Company authorized the repurchase of up to 10 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  There were no shares repurchased during the three months ended March 31, 2019 or 2018.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2019, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of March 31, 2019 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2018.

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

UNITY BANCORP, INC.

Dated:	May 7, 2019	/s/ Alan J. Bedner, Jr.
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