Form 10-Q
period 2019-06-30
UNITY BANCORP INC /NJ/
filed 2019-08-06
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2018 common stock, no par value: 10,860,475 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$21,606	$20,028
Federal funds sold, interest-bearing deposits and repos	133,234	125,487
Cash and cash equivalents	154,840	145,515
Securities:
Debt securities available for sale (amortized cost of $45,386 in 2019 and $47,762 in 2018)	45,326	46,713
Securities held to maturity (fair value of $14,706 in 2019 and $14,802 in 2018)	14,450	14,875
Equity securities with readily determinable fair values (amortized cost of $2,398 in 2019 and $2,394 in 2018)	2,346	2,144
Total securities	62,122	63,732
Loans:
SBA loans held for sale	9,118	11,171
SBA loans held for investment	37,608	39,333
Commercial loans	713,878	694,102
Residential mortgage loans	449,604	436,056
Consumer loans	134,549	123,904
Total loans	1,344,757	1,304,566
Allowance for loan losses	(15,965)	(15,488)
Net loans	1,328,792	1,289,078
Premises and equipment, net	22,813	23,371
Bank owned life insurance ("BOLI")	25,008	24,710
Deferred tax assets	5,605	5,350
Federal Home Loan Bank ("FHLB") stock	9,999	10,795
Accrued interest receivable	7,109	6,399
Other real estate owned ("OREO")	921	56
Goodwill	1,516	1,516
Prepaid expenses and other assets	8,012	8,635
Total assets	$1,626,737	$1,579,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$275,356	$270,152
Interest-bearing demand	157,850	185,792
Savings	389,999	394,727
Time, under $100,000	221,193	184,022
Time, $100,000 to $250,000	128,260	116,147
Time, $250,000 and over	91,695	56,847
Total deposits	1,264,353	1,207,687
Borrowed funds	190,000	210,000
Subordinated debentures	10,310	10,310
Accrued interest payable	414	406
Accrued expenses and other liabilities	12,277	12,266
Total liabilities	1,477,354	1,440,669
Shareholders' equity:
Common stock	89,327	88,484
Retained earnings	60,109	50,161
Accumulated other comprehensive loss	(53)	(157)
Total shareholders' equity	149,383	138,488
Total liabilities and shareholders' equity	$1,626,737	$1,579,157

Issued and outstanding common shares	10,856	10,780

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$232	$171	$453	$376
FHLB stock	77	123	193	257
Securities:
Taxable	461	484	937	976
Tax-exempt	27	30	55	61
Total securities	488	514	992	1,037
Loans:
SBA loans	942	1,131	1,937	2,314
Commercial loans	9,357	8,209	18,426	15,934
Residential mortgage loans	5,535	4,522	11,095	8,863
Consumer loans	2,150	1,699	4,185	3,228
Total loans	17,984	15,561	35,643	30,339
Total interest income	18,781	16,369	37,281	32,009
INTEREST EXPENSE
Interest-bearing demand deposits	442	259	851	483
Savings deposits	1,188	943	2,306	1,719
Time deposits	2,437	1,303	4,445	2,302
Borrowed funds and subordinated debentures	504	720	1,253	1,489
Total interest expense	4,571	3,225	8,855	5,993
Net interest income	14,210	13,144	28,426	26,016
Provision for loan losses	350	550	850	1,050
Net interest income after provision for loan losses	13,860	12,594	27,576	24,966
NONINTEREST INCOME
Branch fee income	378	419	746	750
Service and loan fee income	569	411	1,011	976
Gain on sale of SBA loans held for sale, net	238	582	554	1,130
Gain on sale of mortgage loans, net	630	421	980	845
BOLI income	147	175	297	346
Net security gains (losses)	98	7	198	(9)
Other income	351	297	645	560
Total noninterest income	2,411	2,312	4,431	4,598
NONINTEREST EXPENSE
Compensation and benefits	5,186	4,736	10,030	9,570
Occupancy	653	693	1,346	1,383
Processing and communications	748	674	1,464	1,363
Furniture and equipment	718	610	1,375	1,146
Professional services	277	161	565	412
Loan collection and OREO (recoveries) expenses	(10)	6	57	11
Other loan expenses	67	53	113	86
Deposit insurance	134	216	301	402
Advertising	374	362	722	681
Director fees	164	165	328	327
Other expenses	480	482	966	970
Total noninterest expense	8,791	8,158	17,267	16,351
Income before provision for income taxes	7,480	6,748	14,740	13,213
Provision for income taxes	1,646	1,351	3,166	2,586
Net income	$5,834	$5,397	$11,574	$10,627

Net income per common share - Basic	$0.54	$0.50	$1.07	$0.99
Net income per common share - Diluted	$0.53	$0.49	$1.05	$0.98

Weighted average common shares outstanding - Basic	10,843	10,717	10,822	10,698
Weighted average common shares outstanding - Diluted	11,026	10,915	11,011	10,897
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	June 30, 2019			June 30, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$7,480	$1,646	$5,834	$6,748	$1,351	$5,397
Other comprehensive income (loss)
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	874	243	631	(136)	(63)	(73)
Less: reclassification adjustment for gains on securities included in net income	98	21	77	7	1	6
Total unrealized gains (losses) on debt securities available for sale	776	222	554	(143)	(64)	(79)

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	6	15	21	6	15
Total adjustments related to defined benefit plan	21	6	15	21	6	15

Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(584)	(169)	(415)	82	23	59
Total unrealized (losses) gains on cash flow hedges	(584)	(169)	(415)	82	23	59
Total other comprehensive income (loss)	213	59	154	(40)	(35)	(5)
Total comprehensive income	$7,693	$1,705	$5,988	$6,708	$1,316	$5,392

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the six months ended
	June 30, 2019			June 30, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$14,740	$3,166	$11,574	$13,213	$2,586	$10,627
Other comprehensive income (loss)
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	1,187	316	871	(943)	(289)	(654)
Less: reclassification adjustment for gains on securities included in net income	198	42	156	7	1	6
Total unrealized gains (losses) on debt securities available for sale	989	274	715	(950)	(290)	(660)

Adjustments related to defined benefit plan:
Amortization of prior service cost	42	(64)	106	42	161	(119)
Total adjustments related to defined benefit plan	42	(64)	106	42	161	(119)

Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(992)	(275)	(717)	665	57	608
Total unrealized (losses) gains on cash flow hedges	(992)	(275)	(717)	665	57	608
Total other comprehensive income (loss)	39	(65)	104	(243)	(72)	(171)
Total comprehensive income	$14,779	$3,101	$11,678	$12,970	$2,514	$10,456

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2019 and 2018
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss) income	shareholders' equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488
Net income	—	—	5,740	—	5,740
Other comprehensive loss, net of tax	—	—	—	(50)	(50)
Dividends on common stock ($0.07 per share)	—	26	(756)	—	(730)
Common stock issued and related tax effects (1)	42	269	—	—	269
Balance, March 31, 2019	10,822	$88,779	$55,145	$(207)	$143,717
Net Income	—	—	5,834	—	5,834
Other comprehensive income, net of tax	—	—	—	154	154
Dividends on common stock ($0.08 per share)	—	31	(870)	—	(839)
Common stock issued and related tax effects (1)	34	517	—	—	517
Balance, June 30, 2019	10,856	$89,327	$60,109	$(53)	$149,383

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2017	10,615	$86,782	$31,117	$206	$118,105
Net income	—	—	5,230	—	5,230
Other comprehensive loss, net of tax	—	—	—	(166)	(166)
Dividends on common stock ($0.06 per share)	—	25	(644)	—	(619)
Common stock issued and related tax effects (1)	94	554	—	—	554
Retained earnings impact due to adoption of ASU 2016-01 (2)	—	—	(56)	56	—
Tax rate adjustment to AOCI (3)	—	—	66	(66)	—
Balance, March 31, 2018	10,709	$87,361	$35,713	$30	$123,104
Net Income	—	—	5,397	—	5,397
Other comprehensive loss, net of tax	—	—	—	(5)	(5)
Dividends on common stock ($0.07 per share)	—	28	(749)	—	(721)
Common stock issued and related tax effects (1)	22	366	—	—	366
Retained earnings impact due to adoption of ASU 2016-01 (2)	—	—	16	(16)	—
Tax rate adjustment to AOCI (3)	—	—	9	(9)	—
Balance, June 30, 2018	10,731	$87,755	$40,386	—	$128,141

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

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$11,574	$10,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	850	1,050
Net amortization of purchase premiums and discounts on securities	81	108
Depreciation and amortization	795	895
Deferred income tax benefit	(262)	(543)
Stock compensation expense	604	528
Loss on sale of OREO	—	(13)
Gain on sale of mortgage loans held for sale, net	(619)	(682)
Gain on sale of SBA loans held for sale, net	(554)	(1,130)
Origination of mortgage loans held for sale	(43,022)	(26,501)
Origination of SBA loans held for sale	(5,479)	(4,424)
Proceeds from sale of mortgage loans held for sale, net	43,641	27,183
Proceeds from sale of SBA loans held for sale, net	9,629	13,516
BOLI income	(297)	(346)
Net change in other assets and liabilities	(1,221)	1,123
Net cash provided by operating activities	15,720	21,391
INVESTING ACTIVITIES
Purchases of FHLB stock, at cost	(42,989)	(32,155)
Maturities and principal payments on securities held to maturity	413	514
Maturities and principal payments on debt securities available for sale	2,306	2,538
Proceeds from redemption of FHLB stock	43,785	33,773
Proceeds from sale of OREO	—	439
Net increase in loans	(45,083)	(84,020)
Purchases of premises and equipment	(287)	(773)
Net cash used in investing activities	(41,855)	(79,684)
FINANCING ACTIVITIES
Net increase in deposits	56,666	103,262
Proceeds from new borrowings	190,000	190,000
Repayments of borrowings	(210,000)	(245,000)
Proceeds from exercise of stock options	363	392
Dividends on common stock	(1,569)	(1,340)
Net cash provided by financing activities	35,460	47,314
Decrease in cash and cash equivalents	9,325	(10,979)
Cash and cash equivalents, beginning of period	145,515	150,254
Cash and cash equivalents, end of period	$154,840	$139,275

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the six months ended June 30,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$8,847	$5,920
Income taxes paid	4,132	2,111
Noncash investing activities:
Establishment of lease liability and right-of-use asset	3,191	—
Capitalization of servicing rights	428	426
Transfer of loans to OREO	$976	$106

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
June 30, 2019

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$5,834	$5,397	$11,574	$10,627
Weighted average common shares outstanding - Basic	10,843	10,717	10,822	10,698
Plus: Potential dilutive common stock equivalents	183	198	189	199
Weighted average common shares outstanding - Diluted	11,026	10,915	11,011	10,897
Net income per common share - Basic	$0.54	$0.50	$1.07	$0.99
Net income per common share - Diluted	0.53	0.49	1.05	0.98
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	251	112	230	99

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

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. Assembly Bill 4202, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax.

For the quarter ended June 30, 2019, the Company reported income tax expense of $1.6 million for an effective tax rate of 22.0 percent, compared to an income tax expense of $1.4 million and an effective tax rate of 20.0 percent for the prior year’s quarter. For the six months ended June 30, 2019, the Company reported income tax expense of $3.2 million for an effective tax rate of 21.5 percent, compared to an income tax expense of $2.6 million and an effective tax rate of 19.6 percent for the six months ended June 30, 2018. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2019 or 2018.  The Company did not have an accrual for uncertain tax positions as of June 30, 2019 or December 31, 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2014 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018, net of tax:

	For the three months ended June 30, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(560)	$(340)	$728	$(172)
Other comprehensive income (loss) before reclassification	631	—	(415)	216
Less amounts reclassified from accumulated other comprehensive income (loss)	77	(15)	—	62
Period change	554	15	(415)	154
Balance, end of period	$(6)	$(325)	$313	$(18)

	For the three months ended June 30, 2018
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(916)	$(475)	$1,431	$40
Other comprehensive (loss) income before reclassification	(73)	—	59	(14)
Less amounts reclassified from accumulated other comprehensive income (loss)	6	(15)	—	(9)
Period change	(79)	15	59	(5)
Balance, end of period (1)	$(995)	$(460)	$1,490	$35

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

	For the six months ended June 30, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassification	871	—	(717)	154
Less amounts reclassified from accumulated other comprehensive income (loss)	156	(106)	—	50
Period change	715	106	(717)	104
Balance, end of period	$(6)	$(325)	$313	$(18)

	For the six months ended June 30, 2018
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassification	(654)	—	608	(46)
Less amounts reclassified from accumulated other comprehensive income	6	119	—	125
Period change	(660)	(119)	608	(171)
Balance, end of period (1)	$(995)	$(460)	$1,490	$35

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

As of June 30, 2019, the fair value of the Company's AFS debt securities portfolio was $45.3 million.  Approximately 55 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $25.1 million at June 30, 2019.  Approximately $24.7 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2019.  The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

As of June 30, 2019, the fair value of the Company's equity securities portfolio was $2.3 million.

All of the Company’s equity securities were classified as Level 2 assets at June 30, 2019.  The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2019, as compared to the periods ended December 31, 2018 and June 30, 2018.

Loans Held for Sale

Fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt Securities available for sale:
U.S. Government sponsored entities	$5,737	$—	$5,737	$—
State and political subdivisions	4,465	—	4,465	—
Residential mortgage-backed securities	25,068	—	25,068	—
Corporate and other securities	10,056	—	10,056	—
Total debt securities available for sale	$45,326	$—	$45,326	$—

Equity securities with readily determinable fair values	2,346	—	2,346	—
Total equity securities	$2,346	$—	$2,346	$—

Loans held for sale	10,485	—	10,485	—
Total loans held for sale	$10,485	$—	$10,485	$—

Interest rate swap agreements	441	—	441	—
Total swap agreements	$441	$—	$441	$—

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt Securities available for sale:
U.S. Government sponsored entities	$5,642	$—	$5,642	$—
State and political subdivisions	4,498	—	4,498	—
Residential mortgage-backed securities	26,613	—	26,613	—
Corporate and other securities	9,960	—	9,960	—
Total debt securities available for sale	$46,713	$—	$46,713	$—

Equity securities with readily determinable fair values	2,144	—	2,144	—
Total equity securities	$2,144	$—	$2,144	$—

Loans held for sale	12,177	—	12,177	—
Total loans held for sale	$12,177	$—	$12,177	$—

Interest rate swap agreements	1,433	—	1,433	—
Total swap agreements	$1,433	$—	$1,433	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at June 30, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Credit During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$921	$—	$—	$921	$(110)
Impaired collateral-dependent loans	1,015	—	—	1,015	(531)

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Credit During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$56	$—	$—	$56	$(196)
Impaired collateral-dependent loans	2,625	—	—	2,625	(335)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At June 30, 2019, the valuation allowance for impaired loans was $136 thousand, a decrease of $531 thousand from $667 thousand at December 31, 2018.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of June 30, 2019 and December 31, 2018 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At June 30, 2019, the Bank had standby letters of credit outstanding of $4.8 million, compared to $5.7 million at December 31, 2018. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$154,840	$154,840	$145,515	$145,515
Securities (1)	Level 2	62,122	62,378	63,732	63,600
SBA loans held for sale	Level 2	9,118	10,485	11,171	12,177
Loans, net of allowance for loan losses (2)	Level 2	1,319,674	1,320,339	1,277,907	1,268,909
FHLB stock	Level 2	9,999	9,999	10,795	10,795
Servicing assets	Level 3	2,502	2,502	2,375	2,375
Accrued interest receivable	Level 2	7,109	7,109	6,399	6,399
OREO	Level 3	921	921	56	56
Financial liabilities:
Deposits	Level 2	1,264,353	1,265,735	1,207,687	1,204,731
Borrowed funds and subordinated debentures	Level 2	200,310	199,872	220,310	218,879
Accrued interest payable	Level 2	414	414	406	406

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3. These securities had book values of  $3.5 million and $3.6 million at June 30, 2019 and December 31, 2018, respectively, with market values of $3.5 million and $3.4 million. Includes one corporate bond with a book value and market value of $1.0 million at June 30, 2019 and December 31, 2018.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $1.0 million and $2.6 million at June 30, 2019 and December 31, 2018, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity ("HTM") and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,754	$—	$(17)	$5,737	$5,758	$—	$(116)	$5,642
State and political subdivisions	4,457	37	(29)	4,465	4,614	4	(120)	4,498
Residential mortgage-backed securities	24,945	268	(145)	25,068	27,159	74	(620)	26,613
Corporate and other securities	10,230	121	(295)	10,056	10,231	123	(394)	9,960
Total debt securities available for sale	$45,386	$426	$(486)	$45,326	$47,762	$201	$(1,250)	$46,713
Held to maturity:
U.S. Government sponsored entities	$2,298	$—	$(27)	$2,271	$2,527	$—	$(94)	$2,433
State and political subdivisions	951	147	—	1,098	951	110	—	1,061
Residential mortgage-backed securities	3,180	49	(12)	3,217	3,312	17	(52)	3,277
Commercial mortgage-backed securities	3,511	76	(39)	3,548	3,570	—	(138)	3,432
Corporate and other securities	4,510	62	—	4,572	4,515	84	—	4,599
Total securities held to maturity	$14,450	$334	$(78)	$14,706	$14,875	$211	$(284)	$14,802
Equity securities:
Total equity securities	$2,398	$61	$(113)	$2,346	$2,394	$—	$(250)	$2,144

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at June 30, 2019 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$3,003	2.02%	$2,734	1.58%	$—	—%	$—	—%	$5,737	1.81%
State and political subdivisions	2,834	2.84	—	—	401	2.48	1,230	2.74	4,465	2.78
Residential mortgage-backed securities	62	4.70	17,614	2.87	5,756	2.82	1,636	2.59	25,068	2.84
Corporate and other securities	—	—	7,353	4.30	2,703	3.84	—	—	10,056	4.18
Total debt securities available for sale	$5,899	2.44%	$27,701	3.12%	$8,860	3.12%	$2,866	2.65%	$45,326	3.00%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$2,298	1.99%	$—	—%	$2,298	1.99%
State and political subdivisions	494	5.06	—	—	—	—	457	5.85	951	5.44
Residential mortgage-backed securities	—	—	431	3.32	897	3.02	1,852	3.82	3,180	3.53
Commercial mortgage-backed securities	—	—	—	—	3,511	2.76	—	—	3,511	2.76
Corporate and other securities	1,510	5.05	3,000	6.08	—	—	—	—	4,510	5.74
Total securities held to maturity	$2,004	5.05%	$3,431	5.73%	$6,706	2.53%	$2,309	4.22%	$14,450	3.91%
Equity securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,346	2.16%	$2,346	2.16%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,737	$(17)	$5,737	$(17)
State and political subdivisions	1	—	—	1,230	(29)	1,230	(29)
Residential mortgage-backed securities	11	—	—	8,295	(145)	8,295	(145)
Corporate and other securities	3	—	—	3,694	(295)	3,694	(295)
Total temporarily impaired securities	20	$—	$—	$18,956	$(486)	$18,956	$(486)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,271	$(27)	$2,271	$(27)
Residential mortgage-backed securities	3	—	—	905	(12)	905	(12)
Commercial mortgage-backed securities	1	—	—	1,509	(39)	1,509	(39)
Total temporarily impaired securities	6	$—	$—	$4,685	$(78)	$4,685	$(78)

	December 31, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,642	$(116)	$5,642	$(116)
State and political subdivisions	4	—	—	3,129	(120)	3,129	(120)
Residential mortgage-backed securities	31	4,445	(23)	20,480	(597)	24,925	(620)
Corporate and other securities	5	971	(30)	5,787	(364)	6,758	(394)
Total temporarily impaired securities	45	$5,416	$(53)	$35,038	$(1,197)	$40,454	$(1,250)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,434	$(94)	$2,434	$(94)
Residential mortgage-backed securities	5	1,277	(15)	821	(37)	2,098	(52)
Commercial mortgage-backed securities	2	—	—	3,432	(138)	3,432	(138)
Total temporarily impaired securities	9	$1,277	$(15)	$6,687	$(269)	$7,964	$(284)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2019 or December 31, 2018.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2019 or December 31, 2018.

Corporate and other securities: Included in this category are corporate debt securities and trust preferred securities.  The unrealized losses on corporate debt securities were due to widening credit spreads or the increase in interest rates at the long end of the Treasury curve. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2019 or December 31, 2018. The unrealized loss on the trust preferred security was caused by an inactive trading market and changes in market credit spreads.  The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity, the Company did not consider this security to be other-than-temporarily impaired as of June 30, 2019 or December 31, 2018.

Realized Gains and Losses

There were no realized gains or losses for the three and six months ended June 30, 2019, or 2018.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$98	$7	$198	$(9)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$98	$7	$198	$(9)

Pledged Securities

Securities with a carrying value of $5.6 million and $4.3 million for June 30, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
SBA loans held for investment	$37,608	$39,333
Commercial loans
SBA 504 loans	26,418	29,155
Commercial other	97,935	104,587
Commercial real estate	528,477	510,370
Commercial real estate construction	61,048	49,990
Residential mortgage loans	449,604	436,056
Consumer loans
Home equity	63,971	59,887
Consumer other	70,578	64,017
Total loans held for investment	$1,335,639	$1,293,395
SBA loans held for sale	9,118	11,171
Total loans	$1,344,757	$1,304,566

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

At June 30, 2019, the Company owned $648 thousand in residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to one residential consumer property, which was fully charged off at December 31, 2018. Additionally, there were $5.1 million of residential consumer loans in the process of foreclosure at June 30, 2019, compared to $5.3 million at December 31, 2018.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2019:

	June 30, 2019
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,420	$1,728	$460	$37,608
Commercial loans
SBA 504 loans	26,363	—	55	26,418
Commercial other	95,440	2,495	—	97,935
Commercial real estate	523,296	4,244	937	528,477
Commercial real estate construction	61,048	—	—	61,048
Total commercial loans	706,147	6,739	992	713,878
Total SBA and commercial loans	$741,567	$8,467	$1,452	$751,486

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$445,680	$3,924	$449,604
Consumer loans
Home equity		63,971	—	63,971
Consumer other		70,578	—	70,578
Total consumer loans		134,549	—	134,549
Total residential mortgage and consumer loans		$580,229	$3,924	$584,153

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$400	$767	$—	$437	$1,604	$36,004	$37,608
Commercial loans
SBA 504 loans	—	215	—	—	215	26,203	26,418
Commercial other	309	—	—	—	309	97,626	97,935
Commercial real estate	1,303	—	—	54	1,357	527,120	528,477
Commercial real estate construction	—	—	—	—	—	61,048	61,048
Residential mortgage loans	4,444	554	—	3,924	8,922	440,682	449,604
Consumer loans
Home equity	401	—	—	—	401	63,570	63,971
Consumer other	120	—	—	—	120	70,458	70,578
Total loans held for investment	$6,977	$1,536	$—	$4,415	$12,928	$1,322,711	$1,335,639
SBA loans held for sale	—	—	—	—	—	9,118	9,118
Total loans	$6,977	$1,536	$—	$4,415	$12,928	$1,331,829	$1,344,757

(1)	At June 30, 2019, nonaccrual loans included $68 thousand of loans guaranteed by the SBA.

	December 31, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$1,560	$1,560	$37,773	$39,333
Commercial loans
SBA 504 loans	—	—	—	—	—	29,155	29,155
Commercial other	—	—	—	30	30	104,557	104,587
Commercial real estate	301	—	—	1,046	1,347	509,023	510,370
Commercial real estate construction	—	—	—	—	—	49,990	49,990
Residential mortgage loans	3,801	1,204	98	4,211	9,314	426,742	436,056
Consumer loans
Home equity	396	—	—	26	422	59,465	59,887
Consumer other	300	—	—	—	300	63,717	64,017
Total loans held for investment	$4,798	$1,204	$98	$6,873	$12,973	$1,280,422	$1,293,395
SBA loans held for sale	—	—	—	—	—	11,171	11,171
Total loans	$4,798	$1,204	$98	$6,873	$12,973	$1,291,593	$1,304,566

(1)	At December 31, 2018, nonaccrual loans included $89 thousand of loans guaranteed by the SBA.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans individually evaluated for impairment and TDRs.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.  Impairment is evaluated on an individual basis for SBA and commercial loans.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2019:

	June 30, 2019
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$539	$313	$—
Commercial loans
Commercial real estate	54	54	—
Total commercial loans	54	54	—
Total impaired loans with no related allowance	593	367	—

With an allowance:
SBA loans held for investment (1)	147	56	56
Commercial loans
Commercial real estate	728	728	80
Total commercial loans	728	728	80
Total impaired loans with a related allowance	875	784	136

Total individually evaluated impaired loans:
SBA loans held for investment (1)	686	369	56
Commercial loans
Commercial real estate	782	782	80
Total commercial loans	782	782	80
Total individually evaluated impaired loans	$1,468	$1,151	$136

(1)	Balances are reduced by amount guaranteed by the SBA of $68 thousand at June 30, 2019.

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

Impaired loans decreased $2.1 million at June 30, 2019 compared to December 31, 2018. The decrease in impaired loans was primarily due to one commercial loan note sale totaling $1.0 million, one SBA loan taken into OREO totaling $328 thousand, and one SBA loan note sale totaling $293 thousand. Additionally, five SBA loans were reduced in 2019 through charge-offs totaling $247 thousand, and one SBA loan was reduced through a short sale of $184 thousand.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2019 and 2018.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2019		2018
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$618	$4	$1,076	$—
Commercial loans
Commercial other	—	—	19	—
Commercial real estate	1,486	9	2,551	10
Total	$2,104	$13	$3,646	$10

(1)	Balances are reduced by the average amount guaranteed by the SBA of $68 thousand and $95 thousand for the three months ended June 30, 2019 and 2018, respectively.

	For the six months ended June 30,
	2019		2018
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$901	$8	$867	$(2)
Commercial loans
Commercial other	4	—	9	—
Commercial real estate	1,637	17	2,023	25
Total	$2,542	$25	$2,899	$23

(1)	Balances are reduced by the average amount guaranteed by the SBA of $84 thousand and $63 thousand for the six months ended June 30, 2019 and 2018, respectively.

TDRs

The Company's loan portfolio also includes certain loans that have been modified as TDRs.  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant.  These concessions typically include reductions in interest rate, extending the maturity of a loan, a combination of both, or a reduction in principal amount.  When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent.  If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The Company had one performing TDR with a balance of $728 thousand and $745 thousand as of June 30, 2019, and December 31, 2018, respectively, which was included in the impaired loan numbers as of such dates. At June 30, 2019, and December 31, 2018, there were specific reserves on the performing TDR of $80 thousand and $97 thousand, respectively. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified during the three or six months ended June 30, 2019 and 2018 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or six months ended June 30, 2019.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,678	$8,793	$4,016	$1,197	$15,684
Charge-offs	(84)	—	—	—	(84)
Recoveries	1	4	—	10	15
Net (charge-offs) recoveries	(83)	4	—	10	(69)
(Credit) provision for loan losses charged to expense	(274)	347	182	95	350
Balance, end of period	$1,321	$9,144	$4,198	$1,302	$15,965

	For the three months ended June 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,504	$8,139	$3,430	$1,123	$14,196
Charge-offs	(104)	—	—	(16)	(120)
Recoveries	3	4	—	1	8
Net (charge-offs) recoveries	(101)	4	—	(15)	(112)
Provision for loan losses charged to expense	234	212	63	41	550
Balance, end of period	$1,637	$8,355	$3,493	$1,149	$14,634

The following tables detail the activity in the allowance for loan losses portfolio segment for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(393)	(1)	—	(1)	(395)
Recoveries	3	9	—	10	22
Net (charge-offs) recoveries	(390)	8	—	9	(373)
Provision for loan losses charged to expense	56	431	298	65	850
Balance, end of period	$1,321	$9,144	$4,198	$1,302	$15,965

	For the six months ended June 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$13,556
Charge-offs	(184)	—	—	(22)	(206)
Recoveries	66	20	13	135	234
Net (charge-offs) recoveries	(118)	20	13	113	28
Provision (credit) for loan losses charged to expense	284	510	350	(94)	1,050
Balance, end of period	$1,637	$8,355	$3,493	$1,149	$14,634

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$56	$80	$—	$—	$136
Collectively evaluated for impairment	1,265	9,064	4,198	1,302	15,829
Total	$1,321	$9,144	$4,198	$1,302	$15,965
Loan ending balances:
Individually evaluated for impairment	$369	$782	$—	$—	$1,151
Collectively evaluated for impairment	37,239	713,093	449,604	134,549	1,334,488
Total	$37,608	$713,878	$449,604	$134,549	$1,335,639

	December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$540	$127	$—	$—	$667
Collectively evaluated for impairment	1,115	8,578	3,900	1,228	14,821
Total	$1,655	$8,705	$3,900	$1,228	$15,488
Loan ending balances:
Individually evaluated for impairment	$1,471	$1,821	$—	$—	$3,292
Collectively evaluated for impairment	37,862	692,281	436,056	123,904	1,290,103
Total	$39,333	$694,102	$436,056	$123,904	$1,293,395

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At June 30, 2019, a $270 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.

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

In May 2019, FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocable elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, "Financial Instruments - Credit Losses - Measured at Amortized Costs." An exception to this is held-to-maturity debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

At June 30, 2019, the Company had interest rate swaps with a notional amount of $50.0 million, compared to a notional amount of $60.0 million at June 30, 2018, which were designated as cash flow hedging instruments. The $10.0 million decrease in the notional amount of interest rate swaps was due to the maturity of a swap instrument. The maturity resulted in realized losses of $27 thousand. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2019 and 2018, respectively is as follows:

໿

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages and years)	2019	2018	2019	2018
Notional amount	$50,000	$60,000	$50,000	$60,000
Fair value	441	2,073	441	2,073
Weighted average pay rate	1.33%	1.26%	1.33%	1.26%
Weighted average receive rate	2.69%	1.94%	2.64%	1.58%
Weighted average maturity in years	1.71	2.37	1.83	2.61
Number of contracts	3	4	3	4

During the three and six months ended June 30, 2019, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  At June 30, 2019 and 2018, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net (losses) gains recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2019 and 2018, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Unrealized (losses) gains relating to interest rate swaps	(584)	82	(965)	665

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Transactions under the Company’s stock option plans for the six months ended June 30, 2019 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Options granted	55,000	20.61
Options exercised	(52,434)	6.92
Options forfeited	(5,333)	19.38
Options expired	—	—
Outstanding at June 30, 2019	581,411	$14.21	7.1	$4,938,420
Exercisable at June 30, 2019	342,889	$10.32	5.8	$4,245,536

Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  The exercise price of each option is the market price on the date of grant.  As of June 30, 2019, 2,831,019 shares have been reserved for issuance upon the exercise of options, 581,411 option grants are outstanding, and 1,749,608 option grants have been exercised, forfeited or expired, leaving 500,000 shares available for grant, including those discussed in the following paragraph.

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans currently in effect.

The fair values of the options granted during the six months ended June 30, 2019 and 2018 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during the three months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Number of options granted	—	—	55,000	114,500
Weighted average exercise price	$—	$—	$20.61	$20.24
Weighted average fair value of options	$—	$—	$6.21	$5.97
Expected life in years (1)	0.00	0.00	8.23	6.35
Expected volatility (2)	—%	—%	27.08%	26.40%
Risk-free interest rate (3)	—%	—%	2.55%	2.48%
Dividend yield (4)	—%	—%	1.36%	1.14%

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Number of options exercised	32,000	22,600	52,434	77,607
Total intrinsic value of options exercised	$464,208	$411,738	$704,610	$1,237,391
Cash received from options exercised	$197,121	$101,601	$363,064	$391,958
Tax deduction realized from options	$139,657	$115,740	$211,982	$347,831

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - $6.00	61,761	3.2	$5.60	61,761	$5.60
$6.01 - $12.00	198,617	5.7	8.71	198,617	8.71
$12.01 - $18.00	70,533	7.6	15.73	46,335	15.73
$18.01 - $24.00	250,500	9.1	20.26	36,176	20.27
Total	581,411	7.1	$14.21	342,889	$10.32

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2019 and 2018 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Compensation expense	$154,247	$118,202	$290,603	$241,662
Income tax benefit	44,577	33,226	83,984	67,931

As of June 30, 2019, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.1 million.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2019:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2018	105,312	$16.55
Granted	30,150	20.65
Cancelled	(1,350)	17.92
Vested	(35,438)	14.11
Nonvested restricted stock at June 30, 2019	98,674	$18.66

Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period.  As of June 30, 2019, 1,018,157 shares of restricted stock were reserved for issuance, of which 500,000 shares are available for grant.

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans currently in effect.

Restricted stock awards granted during the three and six months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Number of shares granted	—	—	30,150	38,300
Average grant date fair value	$—	$—	$20.65	$20.64

Compensation expense related to restricted stock for the three and six months ended June 30, 2019 and 2018 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Compensation expense	$166,620	$144,839	$312,908	$286,136
Income tax benefit	48,153	40,714	90,430	80,433

As of June 30, 2019, there was approximately $1.6 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.8 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $193 thousand and $176 thousand during the three months ended June 30, 2019 and 2018, respectively, and $339 thousand and $312 thousand during the six months ended June 30, 2019 and 2018, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $21 thousand and $9 thousand during the three months ended June 30, 2019 and 2018, and $332 thousand and $260 thousand during the six months ended June 30, 2019, and 2018 respectively.  The interest paid on the deferred balances totaled $27 thousand and $17 thousand during the three months ended June 30, 2019 and 2018, and $50 thousand and $32 thousand during the six months ended June 30, 2019, and 2018 respectively.  The fees distributed on the deferred balances totaled $2 thousand and $3 thousand during the three months ended June 30, 2019 and 2018, and $6 thousand and $7 thousand during the six months ended June 30, 2019, and 2018.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit payable under the Plan so that the Retirement Benefit shall be an amount equal to sixty percent (60%) of the average of Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $6.6 million.  A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made during the three and six months ended June 30, 2019. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Service cost	$172	$94	$219	$206
Interest cost	34	18	63	31
Amortization of prior service cost	21	21	42	42
Net periodic benefit cost	$227	$133	$324	$279

The following table summarizes the changes in benefit obligations of the defined benefit plan during the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
(In thousands)	2019	2018
Benefit obligation, beginning of year	$2,747	$1,187
Service cost	219	206
Interest cost	63	31
Benefit obligation, end of period	$3,029	$1,424

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

As of June 30, 2019, the Company had total year to date expenses of $55 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended June 30, 2019 and 2018, and $2 thousand for the six months ended June 30, 2019 and 2018, respectively.

NOTE 13. Regulatory Capital

A significant measure of the strength of a financial institution is its capital base. Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, subject to limitations, certain qualifying long-term debt, preferred stock and hybrid instruments, which do not qualify as tier 1 capital. The Bank is currently subject to various regulatory capital requirements administered by the FDIC. Quantitative measures of capital adequacy include the leverage ratio (tier 1 capital as a percentage of tangible assets), tier 1 risk-based capital ratio (tier 1 capital as a percent of risk-weighted assets), total risk-based capital ratio (total risk-based capital as a percent of total risk-weighted assets), and common equity tier 1 capital ratio.

Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Bank to maintain certain capital as a percentage of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets). Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action applicable to banks, the Bank must meet specific capital guidelines. Prompt corrective action provisions are not applicable to bank holding companies. Under the Federal Reserve's small bank holding company policy, holding companies with less than $3.0 billion in consolidated assets, like the Parent Company, are exempt from the FRB's consolidated capital requirements.

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

The interim final rule included new risk-based capital and leverage ratios that were phased-in from 2015 to 2019 for most state nonmember banks. The rule includes a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Total risk-based capital requirements. The interim final rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requires a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets remained 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Bank on January 1, 2015.

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

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at June 30, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At June 30, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.36%	9.95%	4.00%		5.00%
CET1	11.99%	12.31%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.81%	12.31%	8.50%	(1)	8.00%
Total risk-based capital ratio	14.06%	13.56%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.50%	(1)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.50%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

NOTE 14.  Leases

The Company follows ASU 2016-02, "Leases (Topic 842)," which revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 requires that a lessee recognize the assets and liabilities on its balance sheet that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The Company adopted this standard as of January 1, 2019. In accordance with ASU 2018-01, we have elected to apply ASU 2016-02 as of the beginning of the period of adoption and will not restate comparative periods. Financial results for reporting periods beginning on or after January 1, 2019 are presented under the new guidance (Topic 842), while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance (Topic 840).

Operating leases in which we are the lessee are recorded as right-of-use ("ROU") assets and lease liabilities and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on our Consolidated Balance Sheets. We do not currently have any finance leases in which we are the lessee.

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

Our leases relate primarily to bank branches, office space and equipment with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

Certain real estate leases have lease payments that adjust based on annual changed in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

As of June 30, 2019, operating lease ROU assets and operating lease liabilities were $3.0 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease cost	$138	$285
Net lease cost	$138	$285

The table below summarizes the cash and non-cash activities associated with our leases:

(In thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130	$268
ROU assets obtained in exchange for new finance lease liabilities	$486	$3,252

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	June 30, 2019
Weighted average remaining lease term in years	7.14
Weighted average discount rate	5.48%
Operating lease right-of-use assets	$2,973

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$274
2020	543
2021	514
2022	478
2023	413
2024 and thereafter	1,412
Total lease payments	$3,634
Less: Interest	(644)
Present value of lease liabilities	$2,990

As of June 30, 2019, the Corporation had not entered into any material leases that have not yet commenced.

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

Earnings Summary

Net income totaled $5.8 million, or $0.53 per diluted share for the quarter ended June 30, 2019, compared to $5.4 million, or $0.49 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.54% and 16.01%, respectively, compared to 1.53% and 17.32% for the same period a year ago.

Second quarter highlights include:

•	Net interest income increased 8.1% compared to the prior year's quarter due to strong loan growth.

•	Net interest margin equaled 3.96% this quarter compared to 3.95% in the prior year's quarter.

•
Noninterest income increased 4.3% compared to the prior year's quarter due to gains on the sales of mortgage loans, higher loan payoff charges, and gains from the appreciation of equity securities offsetting reduced premiums received on lower SBA loan sales.

•
Noninterest expense increased 7.8% compared to the prior year's quarter due to higher compensation and benefits expense, mortgage commissions on a higher origination volume, supplemental executive retirement ("SERP") benefit expense and continued investment in software and equipment to remain efficient, secure and competitive.

•	The effective tax rate was 22.0% compared to 20.0% in the prior year's quarter due to recent New Jersey tax legislation changes.

For the six months ended June 30, 2019, net income totaled $11.6 million, or $1.05 per diluted share, compared to $10.6 million, or $0.98 per diluted share, in the prior year's period. Return on average assets and average common equity for the six month periods were 1.55% and 16.26%, respectively, compared to 1.53% and 17.41% for the same period a year ago.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income per common share - Basic (1)	$0.54	$0.50	$1.07	$0.99
Net income per common share - Diluted (2)	$0.53	$0.49	$1.05	$0.98
Return on average assets	1.54%	1.53%	1.55%	1.53%
Return on average equity (3)	16.01%	17.32%	16.26%	17.41%
Efficiency ratio (4)	53.20%	52.80%	52.87%	53.40%

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

During the quarter ended June 30, 2019, tax-equivalent net interest income amounted to $14.2 million, an increase of $1.1 million or 8.1 percent when compared to the same period in 2018.  The net interest margin increased 1 basis point to 3.96 percent for the quarter ended June 30, 2019, compared to 3.95 percent for the same period in 2018.  The net interest spread was 3.55 percent for the second quarter of 2019, a 9 basis point decrease compared to the same period in 2018.

During the three months ended June 30, 2019, tax-equivalent interest income was $18.8 million, an increase of $2.4 million or 14.7 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average securities, federal funds sold and interest-bearing deposits:

•
Of the $2.4 million net increase in interest income on a tax-equivalent basis, $1.2 million of the increase was due to increased average earning assets, and $1.2 million was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $102.5 million to $1.4 billion for the second quarter of 2019 compared to $1.3 billion for the same period in 2018.  This was due primarily to a $109.6 million increase in average loans, primarily residential mortgage, commercial and consumer loans, partially offset by a $4.1 million decrease in investment securities and a $2.6 million decrease in Federal Home Loan Bank stock.

•
The yield on total interest-earning assets increased 33 basis points to 5.24 percent for the three months ended June 30, 2019 when compared to the same period in 2018. The yield on the loan portfolio increased 31 basis points to 5.41 percent.

Total interest expense was $4.6 million for the three months ended June 30, 2019, an increase of $1.3 million or 41.7 percent compared to the same period in 2018.  This increase was driven primarily by the increased volume of time deposits, increased rates of time deposits, savings deposits, and borrowed funds and subordinated debentures, partially offset by the decreased volume of borrowed funds and subordinated debentures compared to a year ago:

•
Of the $1.3 million increase in interest expense, $1.0 million was due to increased rates on interest-bearing liabilities and $345 thousand was due to an increase in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $1.1 billion for the second quarter of 2019, an increase of $66.8 million or 6.5 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was due to an increase in interest-bearing deposits, partially offset by a decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 42 basis points to 1.69 percent. The cost of interest-bearing deposits increased 48 basis points to 1.64 percent for the second quarter of 2019 and the cost of borrowed funds and subordinated debentures increased 27 basis points to 2.14 percent.

During the six months ended June 30, 2019, tax-equivalent net interest income amounted to $28.4 million, an increase of $2.4 million or 9.3 percent when compared to the same period in 2018. The net interest margin increased 4 basis points to 4.01 percent for the six months ended June 30, 2019, compared to 3.97 percent for the same period in 2018. The net interest spread was 3.61 percent for the first six months of 2019, a 7 basis point decrease compared to the same period in 2018.

During the six months ended June 30, 2019, tax-equivalent interest income was $37.3 million, an increase of $5.3 million or 16.5 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average securities and federal funds sold and interest-bearing deposits:

•
Of the $5.3 million increase in interest income on a tax-equivalent basis, $2.7 million of the increase was due to increased average earning assets, and $2.6 million was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $108.2 million to $1.4 billion for the first six months of 2019 compared to $1.3 billion for the same period in 2018. This was due primarily to a $120.2 million increase in average loans, primarily residential mortgage, commercial and consumer loans, partially offset by a $5.6 million decrease in federal funds sold and interest-bearing deposits and a $4.8 million decrease in investment securities.

•
The yield on total interest-earning assets increased 38 basis points to 5.26 percent for the six months ended June 30, 2019 when compared to the same period in 2018. The yield on the loan portfolio increased 34 basis points to 5.43 percent.

Total interest expense was $8.9 million for the six months ended June 30, 2019, an increase of $2.9 million or 47.8 percent compared to the same period in 2018. This increase was driven primarily by the increased rates and volume of interest-bearing deposits:

•
Of the $2.9 million increase in interest expense, $1.9 million was due to increased rates on interest-bearing deposits, $1.2 million from the increase in the volume of average interest-bearing deposits and $238 thousand from the increased rates on borrowed funds and subordinated debentures, partially offset by a $474 thousand decrease in the volume of borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $1.1 billion for the six months ended June 30, 2019, an increase of $75.4 million or 7.5 percent, compared to the prior year's period. The increase in interest-bearing liabilities was a result of an increase in interest-bearing deposits partially offset by a decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased to 1.65 percent for the six months ended June 30, 2019. The cost of interest-bearing deposits increased 51 basis points to 1.58 percent for the six months ended June 30, 2019 and the cost of borrowed funds and subordinated debentures increased 33 basis points to 2.20 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$39,103	$232	2.38%	$39,418	$171	1.74%
FHLB stock	5,236	77	5.90	7,811	123	6.32
Securities:
Taxable	57,939	461	3.19	61,342	484	3.16
Tax-exempt	4,470	33	2.96	5,202	37	2.85
Total securities (A)	62,409	494	3.17	66,544	521	3.14
Loans:
SBA loans	47,542	942	7.95	62,467	1,131	7.26
Commercial loans	707,021	9,357	5.31	657,031	8,209	5.01
Residential mortgage loans	445,315	5,535	4.99	387,086	4,522	4.69
Consumer loans	132,804	2,150	6.49	116,547	1,699	5.85
Total loans (B)	1,332,683	17,984	5.41	1,223,131	15,561	5.10
Total interest-earning assets	$1,439,431	$18,787	5.24%	$1,336,904	$16,376	4.91%

Noninterest-earning assets:
Cash and due from banks	24,625			24,145
Allowance for loan losses	(15,955)			(14,419)
Other assets	69,663			64,811
Total noninterest-earning assets	78,333			74,537
Total assets	$1,517,764			$1,411,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$174,391	$442	1.02%	$168,298	$259	0.62%
Total savings deposits	395,185	1,188	1.21	401,195	943	0.94
Total time deposits	422,458	2,437	2.31	296,078	1,303	1.77
Total interest-bearing deposits	992,034	4,067	1.64	865,571	2,505	1.16
Borrowed funds and subordinated debentures	94,568	504	2.14	154,250	720	1.87
Total interest-bearing liabilities	$1,086,602	$4,571	1.69%	$1,019,821	$3,225	1.27%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	271,359			257,238
Other liabilities	13,697			9,418
Total noninterest-bearing liabilities	285,056			266,656
Total shareholders' equity	146,106			124,964
Total liabilities and shareholders' equity	$1,517,764			$1,411,441

Net interest spread		$14,216	3.54%		$13,151	3.64%
Tax-equivalent basis adjustment		(6)			(7)
Net interest income		$14,210			$13,144
Net interest margin			3.96%			3.95%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$38,588	$453	2.37%	$44,151	$376	1.72%
FHLB stock	6,089	193	6.39	7,805	257	6.64
Securities:
Taxable	58,334	937	3.24	62,361	976	3.16
Tax-exempt	4,529	68	3.03	5,276	76	2.90
Total securities (A)	62,863	1,005	3.22	67,637	1,052	3.14
Loans:
SBA loans	48,772	1,937	8.01	65,405	2,314	7.13
Commercial loans	702,465	18,426	5.29	644,788	15,934	4.98
Residential mortgage loans	442,628	11,095	5.05	379,118	8,863	4.71
Consumer loans	129,414	4,185	6.52	113,762	3,228	5.72
Total loans (B)	1,323,279	35,643	5.43	1,203,073	30,339	5.09
Total interest-earning assets	$1,430,819	$37,294	5.26%	$1,322,666	$32,024	4.88%

Noninterest-earning assets:
Cash and due from banks	25,361			23,697
Allowance for loan losses	(15,855)			(14,185)
Other assets	70,118			65,246
Total noninterest-earning assets	79,624			74,758
Total assets	$1,510,443			$1,397,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$178,214	$851	0.96%	$173,314	$483	0.56%
Total savings deposits	396,191	2,306	1.17	402,203	1,719	0.86
Total time deposits	396,868	4,445	2.26	274,160	2,302	1.69
Total interest-bearing deposits	971,273	7,602	1.58	849,677	4,504	1.07
Borrowed funds and subordinated debentures	114,611	1,253	2.20	160,817	1,489	1.87
Total interest-bearing liabilities	$1,085,884	$8,855	1.65%	$1,010,494	$5,993	1.20%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	267,035			254,697
Other liabilities	14,010			9,166
Total noninterest-bearing liabilities	281,045			263,863
Total shareholders' equity	143,514			123,067
Total liabilities and shareholders' equity	$1,510,443			$1,397,424

Net interest spread		$28,439	3.61%		$26,031	3.68%
Tax-equivalent basis adjustment		(13)			(15)
Net interest income		$28,426			$26,016
Net interest margin			4.01%			3.97%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent.
໿

	For the three months ended June 30, 2019 versus June 30, 2018			For the six months ended June 30, 2019 versus June 30, 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$(1)	$62	$61	$(51)	$128	$77
FHLB stock	(38)	(8)	(46)	(54)	(10)	(64)
Securities	(33)	6	(27)	(75)	28	(47)
Loans	1,316	1,107	2,423	2,866	2,438	5,304
Total interest income	$1,244	$1,167	$2,411	$2,686	$2,584	$5,270
Interest expense:
Demand deposits	$9	$174	$183	$14	$354	$368
Savings deposits	(15)	260	245	(26)	613	587
Time deposits	661	473	1,134	1,222	921	2,143
Total interest-bearing deposits	655	907	1,562	1,210	1,888	3,098
Borrowed funds and subordinated debentures	(310)	94	(216)	(474)	238	(236)
Total interest expense	345	1,001	1,346	736	2,126	2,862
Net interest income - fully tax-equivalent	$899	$166	$1,065	$1,950	$458	$2,408
Decrease in tax-equivalent adjustment			1			2
Net interest income			$1,066			$2,410

Provision for Loan Losses

Provision for loan losses totaled $350 thousand for the three months ended June 30, 2019, compared to $550 thousand for the three months ended June 30, 2018. For the six months ended June 30, 2019, the provision for loan losses totaled $850 thousand, compared to $1.1 million for the same period in 2018. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Branch fee income	$378	$419	$746	$750
Service and loan fee income	569	411	1,011	976
Gain on sale of SBA loans held for sale, net	238	582	554	1,130
Gain on sale of mortgage loans, net	630	421	980	845
BOLI income	147	175	297	346
Net security gains (losses)	98	7	198	(9)
Other income	351	297	645	560
Total noninterest income	$2,411	$2,312	$4,431	$4,598

For the three months ended June 30, 2019, noninterest income increased $99 thousand to $2.4 million, compared to the same period last year. Quarterly noninterest income increased primarily due to increased mortgage gains, higher loan payoff charges, and gains from the appreciation of equity securities. Year-to-date, noninterest income decreased $167 thousand to $4.4 million primarily due to reduced premiums received on SBA loan sales.

Changes in our noninterest income for the three and six months ended June 30, 2019 vs. 2018 reflect:

•	Branch fee income decreased during the quarterly period due to decreased check printing fees while the year-to-date period remained relatively flat.

•
Service and loan fee income increased $158 thousand for the three months ended June 30, 2019 due to increased loan payoff and late charges. Year to date, service and loan fee income increased $35 thousand when compared to the same period in the prior year primarily due to increased loan late charges.

•
SBA loan sales during the second quarter of 2019 totaled $2.9 million with a net gain of $238 thousand. During the prior year's quarter, SBA loan sales totaled $6.6 million with a net gain of $582 thousand. Year-to-date, SBA loan sales totaled $9.1 million in 2019 and $12.4 million in 2018 with net gains on sale of $554 thousand and $1.1 million, respectively. The decrease for the three and six month periods was primarily due to reduced premiums received on lower SBA loan sales.

•
During the quarter, $23.6 million in residential mortgage loans were sold at a gain of $630 thousand, compared to $14.7 million in loans sold at a gain of $421 thousand during the prior year's quarter. Year-to-date, $43.0 million in residential mortgage loans were sold at a gain of $980 thousand compared to $22.3 million in loans sold at a gain of $845 thousand during the prior year's period. Residential mortgage loans are sold as a tool to manage liquidity needs within the bank.

•	Bank owned life insurance ("BOLI") decreased $28 thousand and $49 thousand for the three and six months ended June 30, 2019, respectively.

•
There were no gains on the sale of securities for the three and six months ended June 30, 2019 or 2018. Due to the adoption of ASU 2016-01 in January of 2018, there were unrealized gains of $98 thousand and $198 thousand for the three months ended June 30, 2019 and 2018, respectively, compared to an unrealized gain of $7 thousand and an unrealized loss of $9 thousand for the six months ended June 30, 2019 and 2018, respectively, resulting from market value changes of equity securities.

•	Other income increased in the quarterly and year-to-date periods primarily due to increased Visa check card interchange fees.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2019	2018	2019	2018
Compensation and benefits	$5,186	$4,736	$10,030	$9,570
Occupancy	653	693	1,346	1,383
Processing and communications	748	674	1,464	1,363
Furniture and equipment	718	610	1,375	1,146
Professional services	277	161	565	412
Loan collection & OREO (recoveries) expenses	(10)	6	57	11
Other loan expenses	67	53	113	86
Deposit insurance	134	216	301	402
Advertising	374	362	722	681
Director fees	164	165	328	327
Other expenses	480	482	966	970
Total noninterest expense	$8,791	$8,158	$17,267	$16,351

Noninterest expense increased $633 thousand to $8.8 million for the three months ended June 30, 2019, while year-to-date expense increased $916 thousand to $17.3 million.

Changes in noninterest expense for the three and six months ended June 30, 2019 versus 2018 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $450 thousand and $460 thousand for the three and six months ended June 30, 2019, versus 2018 respectively, primarily due to increased salary expenses, mortgage commissions on a higher origination volume and supplemental executive retirement ("SERP") benefit expense.

•	Occupancy expense has decreased $40 thousand and $37 thousand for three and six months ended June 30, 2019, versus 2018 respectively.

•
Processing and communications expenses increased $74 thousand and $101 thousand for the three and six months ended June 30, 2019, versus 2018, respectively, primarily due to increased electronic banking expenses.

•
Furniture and equipment expense increased $108 thousand and $229 thousand for the three and six months ended June 30, 2019, versus 2018 respectively, primarily due to investment in software and equipment to remain efficient, secure and competitive technologically.

•	Professional service fees increased $116 thousand and $153 thousand for the three and six months ended June 30, 2019, versus 2018, respectively, primarily due to higher consulting expenses.

•
Loan collection & OREO expenses decreased $16 thousand and increased $46 thousand for the three and six months ended June 30, 2019, versus 2018 respectively. The quarterly decrease was a result of a lower legal expense, while the year-to-date increase was due to a higher legal expense.

•	Other loan expense increased $14 thousand and $27 thousand for the three and six months ended June 30, 2019, versus 2018 respectively.

•	Deposit insurance expense decreased $82 thousand and $101 thousand for the three and six months ended June 30, 2019.

•	Advertising expenses increased $12 thousand and $41 thousand for the three and six months ended June 30, 2019, versus 2018 respectively, primarily due to increased community relations expenses.

•	Director fees remained relatively flat for the three and six months ended June 30, 2019, versus 2018.

•	Other expenses remained relatively flat for the three and six months ended June 30, 2019, versus 2018.

Income Tax Expense

For the quarter ended June 30, 2019, the Company reported income tax expense of $1.6 million for an effective tax rate of 22.0 percent, compared to an income tax expense of $1.4 million and an effective tax rate of 20.0 percent for the prior year’s quarter. For the six months ended June 30, 2019, the Company reported income tax expense of $3.2 million for an effective tax rate of 21.5 percent, compared to an income expense of $2.6 million and an effective tax rate of 19.6 percent for the six months ended June 30, 2018.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. Assembly Bill 4202, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax. As a result, the Company anticipates its effective tax rate to increase due to the New Jersey state tax legislation.

For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at June 30, 2019

Total assets increased $47.6 million or 3.0 percent, to $1.6 billion at June 30, 2019, when compared to year end 2018.  This increase was primarily due to an increase of $39.7 million in net loans and $9.3 million in cash and cash equivalents.

Total deposits increased $56.7 million, due to increases of $84.1 million in time deposits and $5.2 million in noninterest-bearing demand deposits, partially offset by decreases of $27.9 million in interest-bearing demand deposits, and $4.7 million in savings deposits. Borrowed funds decreased $20.0 million due to a decrease in overnight borrowings.

Total shareholders’ equity increased $10.9 million over year end 2018, primarily due to earnings and an increase in common stock, partially offset by dividends paid during the six months ended June 30, 2019.

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

AFS debt securities totaled $45.3 million at June 30, 2019, a decrease of $1.4 million or 3.0 percent, compared to $46.7 million at December 31, 2018.  This net decrease was the result of:

•	$2.3 million in principal payments and maturities,

•	$69 thousand in net amortization, partially offset by

•
$989 thousand of appreciation in the market value of the portfolio. At June 30, 2019, the portfolio had a net unrealized loss of $60 thousand compared to a net unrealized loss of $1.0 million at December 31, 2018. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.0 years and 6.2 years at June 30, 2019 and December 31, 2018, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $14.5 million at June 30, 2019, a decrease of $425 thousand or 2.9 percent, from year end 2018.  This decrease was the result of:

•	$413 thousand in principal payments and maturities, and

•	$12 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 4.3 years and 5.4 years at June 30, 2019 and December 31, 2018, respectively.  As of June 30, 2019 and December 31, 2018, the fair value of HTM securities was $14.7 million and $14.8 million, respectively.

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

Equity securities totaled $2.3 million as of June 30, 2019, an increase of $202 thousand or 9.4 percent, compared to $2.1 million at December 31, 2018. This net increase was primarily the result of market value adjustments throughout the year.

The average balance of taxable securities amounted to $58.3 million for the six months ended June 30, 2019, compared to $62.4 million for the same period in 2018.  The average yield earned on taxable securities increased 8 basis points to 3.24 percent for the six months ended June 30, 2019, compared to 3.16 percent during the same period in the prior year.  The average balance of tax-exempt securities amounted to $4.5 million for the six months ended June 30, 2019, compared to $5.3 million for the same period in 2018.  The average yield earned on tax-exempt securities increased 13 basis points, to 3.03 percent for the six months ended June 30, 2019, from 2.90 percent for the same period in 2018.

Securities with a carrying value of $5.6 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 79 percent of the total investment portfolio had a fixed rate of interest at June 30, 2019.

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

Total loans increased $40.2 million or 3.1 percent to $1.3 billion at June 30, 2019, compared to year end 2018.  Commercial, residential mortgage, and consumer loans increased $19.8 million, $13.5 million, and $10.6 million respectively, partially offset by a decrease of $3.8 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$37,608	2.8%	$39,333	3.0%
Commercial loans	713,878	53.1	694,102	53.2
Residential mortgage loans	449,604	33.4	436,056	33.4
Consumer loans	134,549	10.0	123,904	9.5
Total loans held for investment	1,335,639	99.3	1,293,395	99.1
SBA loans held for sale	9,118	0.7	11,171	0.9
Total loans	$1,344,757	100.0%	$1,304,566	100.0%

Average loans increased $120.2 million or 10.0 percent to $1.3 billion for the six months ended June 30, 2019 from $1.2 billion for the same period in 2018.  The increase in average loans was due to increases in residential mortgages, commercial, and consumer loans, partially offset by a decline in SBA loans.  The yield on the overall loan portfolio increased 34 basis points to 5.43 percent for the six months ended June 30, 2019 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $9.1 million at June 30, 2019, a decrease of $2.1 million from $11.2 million at December 31, 2018.   SBA 7(a) loans held to maturity amounted to $37.6 million at June 30, 2019, a decrease of $1.7 million from $39.3 million at December 31, 2018.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.01 percent for the six months ended June 30, 2019, compared to 7.13 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $98.4 million and $101.1 million in SBA loans were sold but serviced by the Company at June 30, 2019 and December 31, 2018, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $713.9 million at June 30, 2019, an increase of $19.8 million from year end 2018.  The yield on commercial loans was 5.29 percent for the six months ended June 30, 2019, compared to 4.98 percent for the same period in 2018.  The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $449.6 million at June 30, 2019, an increase of $13.5 million from year end 2018.  Sales of mortgage loans totaled $43.0 million for the six months ended June 30, 2019.  Approximately $10.6 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 5.05 percent for the six months ended June 30, 2019, compared to 4.71 percent for the same period in 2018.  Residential mortgage loans retained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $134.5 million, an increase of $10.6 million from year end 2018 primarily related to consumer construction loans.  The yield on consumer loans was 6.52 percent for the six months ended June 30, 2019, compared to 5.72 percent for the same period in 2018.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At June 30, 2019, and December 31, 2018, approximately 94 percent of the Company's loan portfolio was secured by real estate.

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

At June 30, 2019, the Company had one loan totaling $728 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $745 thousand at December 31, 2018. The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	June 30, 2019	December 31, 2018	June 30, 2018
Nonperforming by category:
SBA loans held for investment (1)	$437	$1,560	$1,420
Commercial loans	54	1,076	2,062
Residential mortgage loans	3,924	4,211	1,660
Consumer loans	—	26	67
Total nonperforming loans	$4,415	$6,873	$5,209
OREO	921	56	56
Total nonperforming assets	$5,336	$6,929	$5,265
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$—	$98	$286
Total past due 90 days or more and still accruing interest	$—	$98	$286
Nonperforming loans to total loans	0.33%	0.53%	0.42%
Nonperforming loans and TDRs to total loans (2)	0.38	0.58	0.48
Nonperforming assets to total loans and OREO	0.40	0.53	0.42
Nonperforming assets to total assets	0.33	0.44	0.35
(1) Guaranteed SBA loans included above	$68	$89	$129
(2) Performing TDRs	$728	$745	$767

Nonperforming loans were $4.4 million at June 30, 2019, a $2.5 million decrease from $6.9 million at year end 2018 and a $794 thousand decrease from $5.2 million at June 30, 2018.  Since year end 2018, nonperforming loans in the SBA, commercial, residential and consumer loan segments decreased. Included in nonperforming loans at June 30, 2019 are approximately $68 thousand of loans guaranteed by the SBA, compared to $89 thousand at December 31, 2018, and $129 thousand at June 30, 2018.  In addition, there were no loans past due 90 days or more and still accruing interest at June 30, 2019, compared to $98 thousand and $286 thousand at December 31, 2018, and June 30, 2018, respectively.

OREO properties totaled $921 thousand at June 30, 2019, an increase of $865 thousand from $56 thousand at December 31, 2018, and June 30, 2018, respectively.  During the six months ended June 30, 2019, the Company took title to two new properties valued at $976 thousand that resulted in a charge to the allowance of $75 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $2.7 million at June 30, 2019, a decrease of $1.8 million from $4.5 million at December 31, 2018. The decrease is due to the deletion of six loans totaling $4.2 million, offset by the addition of six loans totaling $2.4 million.

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

The allowance for loan losses totaled $16.0 million at June 30, 2019 compared to $15.5 million and $14.6 million at December 31, 2018 and June 30, 2018, respectively, with resulting allowance to total loan ratios of 1.19 percent at June 30, 2019 and December 31, 2018, and 1.17 percent at June 30, 2018.  Net charge-offs amounted to $373 thousand for the six months ended June 30, 2019, compared to net recoveries of $28 thousand for the same period in 2018. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2019	2018	2019	2018
Balance, beginning of period	$15,684	$14,196	$15,488	$13,556
Provision for loan losses charged to expense	350	550	850	1,050
Less: Chargeoffs
SBA loans held for investment	84	104	393	184
Commercial loans	—	—	1	—
Consumer loans	—	16	1	22
Total chargeoffs	84	120	395	206
Add: Recoveries
SBA loans held for investment	1	3	3	66
Commercial loans	4	4	9	20
Residential mortgage loans	—	—	—	13
Consumer loans	10	1	10	135
Total recoveries	15	8	22	234
Net chargeoffs (recoveries)	69	112	373	(28)
Balance, end of period	$15,965	$14,634	$15,965	$14,634
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.70%	0.65%	1.61%	0.36%
Commercial loans	—	—	—	(0.01)
Residential mortgage loans	—	—	—	(0.01)
Consumer loans	(0.03)	0.05	(0.01)	(0.20)
Total loans	0.02	0.04	0.06	—
Allowance to total loans	1.19	1.17	1.19	1.17
Allowance to nonperforming loans	361.61%	280.94%	361.61%	280.94%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At June 30, 2019, a $270 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.

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

Total deposits increased $56.7 million to $1.3 billion at June 30, 2019, from $1.2 billion at December 31, 2018.  This increase in deposits was due to increases of $84.1 million in time deposits and $5.2 million in noninterest-bearing demand deposits, partially offset by a decrease of $27.9 million in total interest-bearing demand deposits and $4.7 million in savings deposits. The increase in time deposits is attributable to a new time deposit promotion. The decreases in interest-bearing demand deposits was primarily due to seasonal outflows of municipal deposits.

The Company’s deposit composition at June 30, 2019, consisted of 34.9 percent time deposits, 30.8 percent savings deposits, 21.8 percent noninterest-bearing demand deposits and 12.5 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist or previously consisted primarily of adjustable rate advances from the Federal Home Loan Bank of New York.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $200.3 million and $220.3 million at June 30, 2019 and December 31, 2018, respectively, and are broken down in the following table:

(In thousands)	June 30, 2019	December 31, 2018
FHLB borrowings:
Adjustable rate advances	$50,000	$50,000
Overnight advances	140,000	160,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$200,310	$220,310

The $20.0 million decrease in total borrowed funds and subordinated debentures was due to a $20.0 million decrease in FHLB overnight borrowings. The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At June 30, 2019 and December 31, 2018, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to control rates in the rising environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The term of these transactions are as follows:

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

•
A $20.0 million ARC FHLB borrowing with a maturity date of December 9, 2019, at a rate of LIBOR plus 0.115%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.845% that matures December 7, 2020.

At June 30, 2019, there were FHLB overnight borrowings of $140.0 million at a rate of 2.450%, compared to $160.0 million at a rate of 2.600% at December 31, 2018.

In June 2019, the FHLB issued a $11.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At June 30, 2019, the Company had $297.3 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 3.933% at June 30, 2019 and 4.414% at December 31, 2018. At December 31, 2018, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 0.885%. The swap instrument matured on February 16, 2019.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2019, is a decline of 0.31 percent in a rising-rate environment and a decline of 0.24 percent in a falling-rate environment.  The variances in the EVPE at June 30, 2019 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2018, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.68 percent in a rising-rate environment and an increase of 0.33 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, borrowings, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At June 30, 2019, the balance of cash and cash equivalents was $154.8 million, an increase of $9.3 million from December 31, 2018.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $15.7 million and $21.4 million in net cash for the six months ended June 30, 2019 and 2018, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $41.9 million and $79.7 million in net cash for the six months ended June 30, 2019 and 2018, respectively.  Cash was primarily used to fund new loans.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $45.3 million and $46.7 million at June 30, 2019 and December 31, 2018, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $11.3 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $9.1 million and $11.2 million at June 30, 2019 and December 31, 2018, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $270.3 million to its borrowers as of June 30, 2019, compared to $289.9 million at December 31, 2018.  At June 30, 2019, $120.0 million of these commitments expire within one year, compared to $161.1 million at December 31, 2018.  The Company had $4.8 million and $5.7 million in standby letters of credit outstanding at June 30, 2019 and December 31, 2018, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $35.5 million in net cash for the six months ended June 30, 2019, compared to $47.3 million for the same period in the prior year, primarily due to an increase in the Company's deposits and proceeds from new borrowings partially offset by repayments of borrowings.

•
Deposits.  As of June 30, 2019, deposits included $116.5 million of Government deposits, as compared to $121.9 million at year end 2018.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $82.7 million of deposits from eight municipalities with account balances in excess of $5.0 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $190.0 million and $210.0 million as of June 30, 2019 and December 31, 2018, respectively.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At June 30, 2019, pledging provided an additional $297.3 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At June 30, 2019, the Parent Company had $1.3 million in cash and cash equivalents and $1.4 million in investment securities valued at fair market value, compared to $1.2 million in cash and cash equivalents and $1.2 million in investment securities at December 31, 2018.

Regulatory Capital

Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders' equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt, preferred stock and hybrid instruments which do not qualify as tier 1 capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets). A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-weighted assets of 4 percent and combined tier 1 and tier 2 capital as a percentage of risk-weighted assets of 8 percent. In addition, banks are required to meet a leverage capital requirement, which measures tier 1 capital against average assets. Banks which are highly rated and not experiencing significant growth are required to maintain a leverage ratio of 3 percent while all other banks are expected to maintain a leverage ratio 1 to 2 percentage points higher. Finally, the Bank is required to maintain a ratio of common equity tier 1 capital, consisting solely of common equity, to risk-weighted assets of at least 4.5%. Under the FRB's small bank holding company policy, bank holding companies with less than $3.0 billion in consolidated assets, like the Parent Company, are not subject to consolidated capital requirements.

The following table summarizes the Company's and the Bank's regulatory capital ratios at June 30, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized."

	At June 30, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.36%	9.95%	4.00%		5.00%
CET1	11.99%	12.31%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.81%	12.31%	8.50%	(1)	8.00%
Total risk-based capital ratio	14.06%	13.56%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.50%	(1)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.50%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $10.9 million to $149.4 million at June 30, 2019 compared to $138.5 million at December 31, 2018, primarily due to net income of $11.6 million. Other items impacting shareholders’ equity included $1.6 million in dividends paid on common stock, $786 thousand from the issuance of common stock under employee benefit plans and $104 thousand in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company's prior share repurchase program, which has since been terminated.  There were no shares repurchased during the six months ended June 30, 2019 or 2018.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2019, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of June 30, 2019 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2018, as supplemented by the Company's subsequent quarterly reports on Form 10-Q and as set forth below:
Reforms to and uncertainty regarding LIBOR may adversely affect the business.
In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.
ITEM 2        Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company's prior share repurchase program, which has since been terminated.  There were no shares repurchased during the six months ended June 30, 2019 or 2018.

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

UNITY BANCORP, INC.

Dated:	August 6, 2019	/s/ Alan J. Bedner, Jr.
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