Form 10-Q
period 2019-09-30
UNITY BANCORP INC /NJ/
filed 2019-11-05
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2019 common stock, no par value: 10,869,425 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$29,426	$20,028
Federal funds sold, interest-bearing deposits and repos	137,334	125,487
Cash and cash equivalents	166,760	145,515
Securities:
Debt securities available for sale (amortized cost of $47,220 in 2019 and $47,762 in 2018)	47,295	46,713
Securities held to maturity (fair value of $14,639 in 2019 and $14,802 in 2018)	14,332	14,875
Equity securities with readily determinable fair values (amortized cost of $2,398 in 2019 and $2,394 in 2018)	2,364	2,144
Total securities	63,991	63,732
Loans:
SBA loans held for sale	13,053	11,171
SBA loans held for investment	36,380	39,333
Commercial loans	723,249	694,102
Residential mortgage loans	456,963	436,056
Consumer loans	138,829	123,904
Total loans	1,368,474	1,304,566
Allowance for loan losses	(16,002)	(15,488)
Net loans	1,352,472	1,289,078
Premises and equipment, net	21,700	23,371
Bank owned life insurance ("BOLI")	25,302	24,710
Deferred tax assets	5,768	5,350
Federal Home Loan Bank ("FHLB") stock	10,899	10,795
Accrued interest receivable	6,858	6,399
Other real estate owned ("OREO")	1,723	56
Goodwill	1,516	1,516
Prepaid expenses and other assets	7,319	8,635
Total assets	$1,664,308	$1,579,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$279,238	$270,152
Interest-bearing demand	179,661	185,792
Savings	394,333	394,727
Time, under $100,000	208,755	184,022
Time, $100,000 to $250,000	133,401	116,147
Time, $250,000 and over	77,974	56,847
Total deposits	1,273,362	1,207,687
Borrowed funds	210,000	210,000
Subordinated debentures	10,310	10,310
Accrued interest payable	420	406
Accrued expenses and other liabilities	15,332	12,266
Total liabilities	1,509,424	1,440,669
Shareholders' equity:
Common stock	89,753	88,484
Retained earnings	65,199	50,161
Accumulated other comprehensive loss	(68)	(157)
Total shareholders' equity	154,884	138,488
Total liabilities and shareholders' equity	$1,664,308	$1,579,157

Issued and outstanding common shares	10,869	10,780

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$271	$187	$724	$563
FHLB stock	82	101	275	359
Securities:
Taxable	463	465	1,400	1,442
Tax-exempt	26	28	81	88
Total securities	489	493	1,481	1,530
Loans:
SBA loans	943	1,050	2,880	3,365
Commercial loans	9,467	8,784	27,892	24,718
Residential mortgage loans	5,606	4,803	16,702	13,666
Consumer loans	2,197	1,776	6,382	5,003
Total loans	18,213	16,413	53,856	46,752
Total interest income	19,055	17,194	56,336	49,204
INTEREST EXPENSE
Interest-bearing demand deposits	438	330	1,289	813
Savings deposits	1,194	1,049	3,500	2,768
Time deposits	2,577	1,739	7,023	4,042
Borrowed funds and subordinated debentures	442	509	1,695	1,997
Total interest expense	4,651	3,627	13,507	9,620
Net interest income	14,404	13,567	42,829	39,584
Provision for loan losses	750	500	1,600	1,550
Net interest income after provision for loan losses	13,654	13,067	41,229	38,034
NONINTEREST INCOME
Branch fee income	373	357	1,120	1,107
Service and loan fee income	522	465	1,533	1,441
Gain on sale of SBA loans held for sale, net	—	253	554	1,383
Gain on sale of mortgage loans, net	545	597	1,525	1,442
BOLI income	138	464	435	810
Net security gains (losses)	18	2	216	(6)
Other income	1,114	341	1,758	900
Total noninterest income	2,710	2,479	7,141	7,077
NONINTEREST EXPENSE
Compensation and benefits	5,353	5,704	15,384	15,274
Occupancy	651	675	1,997	2,057
Processing and communications	749	709	2,213	2,072
Furniture and equipment	711	586	2,086	1,732
Professional services	274	270	839	682
Loan collection and OREO (recoveries) expenses	(48)	(331)	9	(320)
Other loan expenses	89	51	202	137
Deposit insurance	—	191	301	593
Advertising	334	370	1,056	1,051
Director fees	171	175	499	502
Other expenses	445	401	1,409	1,373
Total noninterest expense	8,729	8,801	25,995	25,153
Income before provision for income taxes	7,635	6,745	22,375	19,958
Provision for income taxes	1,676	1,255	4,842	3,841
Net income	$5,959	$5,490	$17,533	$16,117

Net income per common share - Basic	$0.55	$0.51	$1.62	$1.50
Net income per common share - Diluted	$0.54	$0.50	$1.59	$1.48

Weighted average common shares outstanding - Basic	10,863	10,743	10,836	10,713
Weighted average common shares outstanding - Diluted	11,036	10,936	11,019	10,910
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	September 30, 2019			September 30, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$7,635	$1,676	$5,959	$6,745	$1,255	$5,490
Other comprehensive income (loss)
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	153	42	111	(293)	(82)	(211)
Less: reclassification adjustment for gains on securities included in net income	18	3	15	2	—	2
Total unrealized gains (losses) on debt securities available for sale	135	39	96	(295)	(82)	(213)

Adjustments related to defined benefit plan:
Amortization of prior service cost	20	5	15	21	6	15
Total adjustments related to defined benefit plan	20	5	15	21	6	15

Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(177)	(51)	(126)	(7)	(2)	(5)
Total unrealized losses on cash flow hedges	(177)	(51)	(126)	(7)	(2)	(5)
Total other comprehensive loss	(22)	(7)	(15)	(281)	(78)	(203)
Total comprehensive income	$7,613	$1,669	$5,944	$6,464	$1,177	$5,287

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the nine months ended
	September 30, 2019			September 30, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$22,375	$4,842	$17,533	$19,958	$3,841	$16,117
Other comprehensive income (loss)
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	1,340	358	982	(1,236)	(371)	(865)
Less: reclassification adjustment for gains on securities included in net income	216	45	171	9	1	8
Total unrealized gains (losses) on debt securities available for sale	1,124	313	811	(1,245)	(372)	(873)

Adjustments related to defined benefit plan:
Amortization of prior service cost	62	(59)	121	63	167	(104)
Total adjustments related to defined benefit plan	62	(59)	121	63	167	(104)

Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(1,169)	(326)	(843)	658	55	603
Total unrealized (losses) gains on cash flow hedges	(1,169)	(326)	(843)	658	55	603
Total other comprehensive income (loss)	17	(72)	89	(524)	(150)	(374)
Total comprehensive income	$22,392	$4,770	$17,622	$19,434	$3,691	$15,743

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2019 and 2018
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive (loss) income	shareholders' equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488
Net income	—	—	5,740	—	5,740
Other comprehensive loss, net of tax	—	—	—	(50)	(50)
Dividends on common stock ($0.07 per share)	—	26	(756)	—	(730)
Common stock issued and related tax effects (1)	42	269	—	—	269
Balance, March 31, 2019	10,822	$88,779	$55,145	$(207)	$143,717
Net income	—	—	5,834	—	5,834
Other comprehensive income, net of tax	—	—	—	154	154
Dividends on common stock ($0.08 per share)	—	31	(870)	—	(839)
Common stock issued and related tax effects (1)	34	517	—	—	517
Balance, June 30, 2019	10,856	$89,327	$60,109	$(53)	$149,383
Net income	—	—	5,959	—	5,959
Other comprehensive loss, net of tax	—	—	—	(15)	(15)
Dividends on common stock ($0.08 per share)	—	31	(869)	—	(838)
Common stock issued and related tax effects (1)	13	395	—	—	395
Balance, September 30, 2019	10,869	89,753	$65,199	$(68)	$154,884

Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2019 and 2018
(Unaudited)

	Common stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	shareholders' equity
Balance, December 31, 2017	10,615	$86,782	$31,117	$206	$118,105
Net income	—	—	5,229	—	5,229
Other comprehensive loss, net of tax	—	—	—	(166)	(166)
Dividends on common stock ($0.06 per share)	—	25	(643)	—	(618)
Common stock issued and related tax effects (1)	94	554	—	—	554
Retained earnings impact due to adoption of ASU 2016-01 (2)	—	—	(56)	56	—
Tax rate adjustment to AOCI (3)	—	—	66	(66)	—
Balance, March 31, 2018	10,709	$87,361	$35,713	$30	$123,104
Net Income	—	—	5,398	—	5,398
Other comprehensive loss, net of tax	—	—	—	(5)	(5)
Dividends on common stock ($0.07 per share)	—	28	(750)	—	(722)
Common stock issued and related tax effects (1)	22	366	—	—	366
Retained earnings impact due to adoption of ASU 2016-01 (2)	—	—	16	(16)	—
Tax rate adjustment to AOCI (3)	—	—	9	(9)	—
Balance, June 30, 2018	10,731	$87,755	$40,386	—	$128,141
Net Income	—	—	5,490	—	5,490
Other comprehensive loss, net of tax	—	—	—	(203)	(203)
Dividends on common stock ($0.07 per share)	—	28	(755)	—	(727)
Common stock issued and related tax effects (1)	25	366	—	—	366
Balance, September 30, 2018	10,756	$88,149	$45,121	$(203)	$133,067

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

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$17,533	$16,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	1,550
Net amortization of purchase premiums and discounts on securities	126	170
Depreciation and amortization	1,144	1,359
Deferred income tax benefit	(418)	(1,337)
Stock compensation expense	932	786
Gain on sale of OREO	(16)	(169)
Gain on sale of mortgage loans held for sale, net	(1,337)	(1,155)
Gain on sale of SBA loans held for sale, net	(554)	(1,383)
Origination of mortgage loans held for sale	(78,209)	(65,304)
Origination of SBA loans held for sale	(8,306)	(7,718)
Proceeds from sale of mortgage loans held for sale, net	79,546	66,459
Proceeds from sale of SBA loans held for sale, net	9,629	18,597
BOLI income	(435)	(810)
Net change in other assets and liabilities	3,793	1,715
Net cash provided by operating activities	25,028	28,877
INVESTING ACTIVITIES
Purchases of debt securities available for sale	(3,225)	—
Purchases of FHLB stock, at cost	(63,261)	(51,797)
Maturities and principal payments on securities held to maturity	525	954
Maturities and principal payments on debt securities available for sale	3,658	4,026
Proceeds from redemption of FHLB stock	63,158	55,215
Proceeds from sale of OREO	269	439
Net increase in loans	(67,788)	(122,540)
Proceeds from BOLI	(157)	493
Purchases of premises and equipment	(654)	(1,134)
Net cash used in investing activities	(67,475)	(114,344)
FINANCING ACTIVITIES
Net increase in deposits	65,675	176,336
Proceeds from new borrowings	210,000	180,000
Repayments of borrowings	(210,000)	(275,000)
Proceeds from exercise of stock options	424	500
Dividends on common stock	(2,407)	(2,067)
Net cash provided by financing activities	63,692	79,769
Decrease in cash and cash equivalents	21,245	(5,698)
Cash and cash equivalents, beginning of period	145,515	150,254
Cash and cash equivalents, end of period	$166,760	$144,556

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the nine months ended September 30,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$13,493	$9,550
Income taxes paid	5,957	4,241
Noncash investing activities:
Establishment of lease liability and right-of-use asset	3,234	—
Capitalization of servicing rights	215	708
Transfer of loans to OREO	$2,151	$127

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2019

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income	$5,959	$5,490	$17,533	$16,117
Weighted average common shares outstanding - Basic	10,863	10,743	10,836	10,713
Plus: Potential dilutive common stock equivalents	173	193	183	197
Weighted average common shares outstanding - Diluted	11,036	10,936	11,019	10,910
Net income per common share - Basic	$0.55	$0.51	$1.62	$1.50
Net income per common share - Diluted	0.54	0.50	1.59	1.48
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	251	40	237	103

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

For the quarter ended September 30, 2019, the Company reported income tax expense of $1.7 million for an effective tax rate of 22.0 percent, compared to an income tax expense of $1.3 million and an effective tax rate of 18.6 percent for the prior year’s quarter. For the nine months ended September 30, 2019, the Company reported income tax expense of $4.8 million for an effective tax rate of 21.6 percent, compared to an income tax expense of $3.8 million and an effective tax rate of 19.2 percent for the nine months ended September 30, 2018. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or nine months ended September 30, 2019 or 2018.  The Company did not have an accrual for uncertain tax positions as of September 30, 2019 or December 31, 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2014 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018, net of tax:

	For the three months ended September 30, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive loss income
Balance, beginning of period	$(6)	$(325)	$313	$(18)
Other comprehensive income (loss) before reclassification	111	—	(126)	(15)
Less amounts reclassified from accumulated other comprehensive income (loss)	15	(15)	—	—
Period change	96	15	(126)	(15)
Balance, end of period	$90	$(310)	$187	$(33)

	For the three months ended September 30, 2018
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(995)	$(460)	$1,490	$35
Other comprehensive loss before reclassification	(211)	—	(5)	(216)
Less amounts reclassified from accumulated other comprehensive income (loss)	2	(15)	—	(13)
Period change	(213)	15	(5)	(203)
Balance, end of period (1)	$(1,208)	$(445)	$1,485	$(168)

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

	For the nine months ended September 30, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassification	982	—	(843)	139
Less amounts reclassified from accumulated other comprehensive income (loss)	171	(121)	—	50
Period change	811	121	(843)	89
Balance, end of period	$90	$(310)	$187	$(33)

	For the nine months ended September 30, 2018
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassification	(865)	—	603	(262)
Less amounts reclassified from accumulated other comprehensive income	8	104	—	112
Period change	(873)	(104)	603	(374)
Balance, end of period (1)	$(1,208)	$(445)	$1,485	$(168)

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

As of September 30, 2019, the fair value of the Company's AFS debt securities portfolio was $47.3 million.  Approximately 50 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $23.8 million at September 30, 2019.  Approximately $23.4 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2019.  The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

As of September 30, 2019, the fair value of the Company's equity securities portfolio was $2.4 million.

All of the Company’s equity securities were classified as Level 2 assets at September 30, 2019.  The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2019, as compared to the periods ended December 31, 2018 and September 30, 2018.

Loans Held for Sale

Fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt Securities available for sale:
U.S. Government sponsored entities	$5,742	$—	$5,742	$—
State and political subdivisions	4,379	—	4,379	—
Residential mortgage-backed securities	23,842	—	23,842	—
Corporate and other securities	13,332	—	13,332	—
Total debt securities available for sale	$47,295	$—	$47,295	$—

Equity securities with readily determinable fair values	2,364	—	2,364	—
Total equity securities	$2,364	$—	$2,364	$—

Loans held for sale	14,437	—	14,437	—
Total loans held for sale	$14,437	$—	$14,437	$—

Interest rate swap agreements	264	—	264	—
Total swap agreements	$264	$—	$264	$—

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt Securities available for sale:
U.S. Government sponsored entities	$5,642	$—	$5,642	$—
State and political subdivisions	4,498	—	4,498	—
Residential mortgage-backed securities	26,613	—	26,613	—
Corporate and other securities	9,960	—	9,960	—
Total debt securities available for sale	$46,713	$—	$46,713	$—

Equity securities with readily determinable fair values	2,144	—	2,144	—
Total equity securities	$2,144	$—	$2,144	$—

Loans held for sale	12,177	—	12,177	—
Total loans held for sale	$12,177	$—	$12,177	$—

Interest rate swap agreements	1,433	—	1,433	—
Total swap agreements	$1,433	$—	$1,433	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at September 30, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Credit During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$1,723	$—	$—	$1,723	$(231)
Impaired collateral-dependent loans	1,229	—	—	1,229	(109)

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Credit During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$56	$—	$—	$56	$(196)
Impaired collateral-dependent loans	2,625	—	—	2,625	(335)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At September 30, 2019, the valuation allowance for impaired loans was $558 thousand, a decrease of $109 thousand from $667 thousand at December 31, 2018.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of September 30, 2019 and December 31, 2018 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2019, the Bank had standby letters of credit outstanding of $4.8 million, compared to $5.7 million at December 31, 2018. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$166,760	$166,760	$145,515	$145,515
Securities (1)	Level 2	63,991	64,297	63,732	63,600
SBA loans held for sale	Level 2	13,053	14,437	11,171	12,177
Loans, net of allowance for loan losses (2)	Level 2	1,339,419	1,341,272	1,277,907	1,268,909
FHLB stock	Level 2	10,899	10,899	10,795	10,795
Servicing assets	Level 3	2,138	2,138	2,375	2,375
Accrued interest receivable	Level 2	6,858	6,858	6,399	6,399
OREO	Level 3	1,723	1,723	56	56
Financial liabilities:
Deposits	Level 2	1,273,362	1,275,256	1,207,687	1,204,731
Borrowed funds and subordinated debentures	Level 2	220,310	219,838	220,310	218,879
Accrued interest payable	Level 2	420	420	406	406

(1)
Includes held to maturity (“HTM”) corporate securities that are considered Level 3. These securities had book values of  $3.5 million and $3.6 million at September 30, 2019 and December 31, 2018, respectively, with market values of $3.6 million and $3.4 million. Includes one corporate bond with a book value and market value of $1.0 million at September 30, 2019 and December 31, 2018.

(2)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $1.2 million and $2.6 million at September 30, 2019 and December 31, 2018, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity ("HTM") and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,753	$—	$(11)	$5,742	$5,758	$—	$(116)	$5,642
State and political subdivisions	4,356	39	(16)	4,379	4,614	4	(120)	4,498
Residential mortgage-backed securities	23,659	294	(111)	23,842	27,159	74	(620)	26,613
Corporate and other securities	13,452	171	(291)	13,332	10,231	123	(394)	9,960
Total debt securities available for sale	$47,220	$504	$(429)	$47,295	$47,762	$201	$(1,250)	$46,713
Held to maturity:
U.S. Government sponsored entities	$2,298	$—	$(20)	$2,278	$2,527	$—	$(94)	$2,433
State and political subdivisions	951	156	—	1,107	951	110	—	1,061
Residential mortgage-backed securities	3,094	68	(8)	3,154	3,312	17	(52)	3,277
Commercial mortgage-backed securities	3,481	100	(24)	3,557	3,570	—	(138)	3,432
Corporate and other securities	4,508	35	—	4,543	4,515	84	—	4,599
Total securities held to maturity	$14,332	$359	$(52)	$14,639	$14,875	$211	$(284)	$14,802
Equity securities:
Total equity securities	$2,398	$65	$(99)	$2,364	$2,394	$—	$(250)	$2,144

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at September 30, 2019 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$999	1.71%	$4,743	1.83%	$—	—%	$—	—%	$5,742	1.81%
State and political subdivisions	376	3.14	601	3.92	2,259	2.44	1,143	2.74	4,379	2.78
Residential mortgage-backed securities	—	—	393	2.05	2,276	2.36	21,173	2.87	23,842	2.81
Corporate and other securities	—	—	3,787	3.43	7,640	4.45	1,905	5.06	13,332	4.25
Total debt securities available for sale	$1,375	2.10%	$9,524	2.61%	$12,175	3.68%	$24,221	3.04%	$47,295	3.09%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$2,298	1.98%	$2,298	1.98%
State and political subdivisions	—	—	—	—	495	5.06	456	5.85	951	5.44
Residential mortgage-backed securities	—	—	37	5.22	356	2.99	2,701	3.53	3,094	3.49
Commercial mortgage-backed securities	—	—	—	—	—	—	3,481	2.76	3,481	2.76
Corporate and other securities	—	—	—	—	4,508	5.73	—	—	4,508	5.73
Total securities held to maturity	$—	—%	$37	5.22%	$5,359	5.49%	$8,936	2.95%	$14,332	3.90%
Equity securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,364	2.14%	$2,364	2.13%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$2,755	$—	$2,987	$(11)	$5,742	$(11)
State and political subdivisions	1	—	—	1,143	(16)	1,143	(16)
Residential mortgage-backed securities	11	3,532	(15)	4,431	(96)	7,963	(111)
Corporate and other securities	5	3,215	(8)	3,705	(283)	6,920	(291)
Total temporarily impaired securities	22	$9,502	$(23)	$12,266	$(406)	$21,768	$(429)
Held to maturity:
U.S. Government sponsored entities	2	$2,278	$(20)	$—	$—	$2,278	$(20)
Residential mortgage-backed securities	2	—	—	772	(8)	772	(8)
Commercial mortgage-backed securities	1	1,504	(24)	—	—	1,504	(24)
Total temporarily impaired securities	5	$3,782	$(44)	$772	$(8)	$4,554	$(52)

	December 31, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,642	$(116)	$5,642	$(116)
State and political subdivisions	4	—	—	3,129	(120)	3,129	(120)
Residential mortgage-backed securities	31	4,445	(23)	20,480	(597)	24,925	(620)
Corporate and other securities	5	971	(30)	5,787	(364)	6,758	(394)
Total temporarily impaired securities	45	$5,416	$(53)	$35,038	$(1,197)	$40,454	$(1,250)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,434	$(94)	$2,434	$(94)
Residential mortgage-backed securities	5	1,277	(15)	821	(37)	2,098	(52)
Commercial mortgage-backed securities	2	—	—	3,432	(138)	3,432	(138)
Total temporarily impaired securities	9	$1,277	$(15)	$6,687	$(269)	$7,964	$(284)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2019 or December 31, 2018.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the FNMA, GNMA, and the FHLMC.  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2019 or December 31, 2018.

Corporate and other securities: Included in this category are corporate and other debt securities.  The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2019 or December 31, 2018.  The unrealized loss on the trust preferred security was caused by an inactive trading market and charges in market credit spreads. The contractual terms do not allow the security to be settled at a price less than the par value.  Because the Company does not intend to sell the security and it is likely than not that the Company will hold the security, the Company did not consider this security to be other-than-temporarily impaired as of September 30, 2019 or December 31, 2018.

Realized Gains and Losses

There were no realized gains or losses for the three and nine months ended September 30, 2019, or 2018.

Equity Securities

Included in this category are Community Reinvestment Act ("CRA") investments and the equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$18	$2	$216	$(6)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$18	$2	$216	$(6)

Pledged Securities

Securities with a carrying value of $5.5 million and $4.3 million for September 30, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
SBA loans held for investment	$36,380	$39,333
Commercial loans
SBA 504 loans	26,208	29,155
Commercial other	105,449	104,587
Commercial real estate	541,510	510,370
Commercial real estate construction	50,082	49,990
Residential mortgage loans	456,963	436,056
Consumer loans
Home equity	67,087	59,887
Consumer construction and other	71,742	64,017
Total loans held for investment	$1,355,421	$1,293,395
SBA loans held for sale	13,053	11,171
Total loans	$1,368,474	$1,304,566

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

At September 30, 2019, the Company owned $1.7 million in residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to one residential consumer property, which was fully charged off at December 31, 2018. Additionally, there were $4.0 million of residential consumer loans in the process of foreclosure at September 30, 2019, compared to $5.3 million at December 31, 2018.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2019:

	September 30, 2019
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,575	$1,417	$388	$36,380
Commercial loans
SBA 504 loans	26,160	—	48	26,208
Commercial other	103,466	1,983	—	105,449
Commercial real estate	535,360	5,227	923	541,510
Commercial real estate construction	50,082	—	—	50,082
Total commercial loans	715,068	7,210	971	723,249
Total SBA and commercial loans	$749,643	$8,627	$1,359	$759,629

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$452,536	$4,427	$456,963
Consumer loans
Home equity		67,064	23	67,087
Consumer construction and other		71,742	—	71,742
Total consumer loans		138,806	23	138,829
Total residential mortgage and consumer loans		$591,342	$4,450	$595,792

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2018:

	December 31, 2018
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,198	$601	$1,534	$39,333
Commercial loans
SBA 504 loans	28,105	—	1,050	29,155
Commercial other	103,806	322	459	104,587
Commercial real estate	504,022	2,879	3,469	510,370
Commercial real estate construction	49,990	—	—	49,990
Total commercial loans	685,923	3,201	4,978	694,102
Total SBA and commercial loans	$723,121	$3,802	$6,512	$733,435

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$431,845	$4,211	$436,056
Consumer loans
Home equity		59,861	26	59,887
Consumer construction and other		64,017	—	64,017
Total consumer loans		123,878	26	123,904
Total residential mortgage and consumer loans		$555,723	$4,237	$559,960

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$663	$—	$—	$503	$1,166	$35,214	$36,380
Commercial loans
SBA 504 loans	1,822	—	—	—	1,822	24,386	26,208
Commercial other	156	—	—	416	572	104,877	105,449
Commercial real estate	1,673	—	—	213	1,886	539,624	541,510
Commercial real estate construction	—	—	—	—	—	50,082	50,082
Residential mortgage loans	6,020	2,261	—	4,427	12,708	444,255	456,963
Consumer loans
Home equity	252	201	140	23	616	66,471	67,087
Consumer construction and other	—	—	—	—	—	71,742	71,742
Total loans held for investment	$10,586	$2,462	$140	$5,582	$18,770	$1,336,651	$1,355,421
SBA loans held for sale	—	—	—	—	—	13,053	13,053
Total loans	$10,586	$2,462	$140	$5,582	$18,770	$1,349,704	$1,368,474

(1)	At September 30, 2019, nonaccrual loans included $63 thousand of loans guaranteed by the SBA.

	December 31, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$1,560	$1,560	$37,773	$39,333
Commercial loans
SBA 504 loans	—	—	—	—	—	29,155	29,155
Commercial other	—	—	—	30	30	104,557	104,587
Commercial real estate	301	—	—	1,046	1,347	509,023	510,370
Commercial real estate construction	—	—	—	—	—	49,990	49,990
Residential mortgage loans	3,801	1,204	98	4,211	9,314	426,742	436,056
Consumer loans
Home equity	396	—	—	26	422	59,465	59,887
Consumer construction and other	300	—	—	—	300	63,717	64,017
Total loans held for investment	$4,798	$1,204	$98	$6,873	$12,973	$1,280,422	$1,293,395
SBA loans held for sale	—	—	—	—	—	11,171	11,171
Total loans	$4,798	$1,204	$98	$6,873	$12,973	$1,291,593	$1,304,566

(1)	At December 31, 2018, nonaccrual loans included $89 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2019:

	September 30, 2019
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$531	$367	$—
Commercial loans
Commercial real estate	213	213	—
Total commercial loans	213	213	—
Total impaired loans with no related allowance	744	580	—

With an allowance:
SBA loans held for investment (1)	238	73	72
Commercial loans
Commercial other	916	416	416
Commercial real estate	718	718	70
Total commercial loans	1,634	1,134	486
Total impaired loans with a related allowance	1,872	1,207	558

Total individually evaluated impaired loans:
SBA loans held for investment (1)	769	440	72
Commercial loans
Commercial other	916	416	416
Commercial real estate	931	931	70
Total commercial loans	1,847	1,347	486
Total individually evaluated impaired loans	$2,616	$1,787	$558

(1)	Balances are reduced by amount guaranteed by the SBA of $63 thousand at September 30, 2019.

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

Impaired loans decreased $1.5 million at September 30, 2019 compared to December 31, 2018. The decrease in impaired loans was primarily due to one commercial loan note sale totaling $1.0 million, one SBA loan taken into OREO totaling $328 thousand, one SBA loan note sale totaling $293 thousand, and the removal of one SBA loan totaling $276 thousand, partially offset by the addition of two SBA loans totaling $629 thousand. Additionally, one SBA loan was reduced in 2019 through a short sale of $184 thousand, and two SBA loans were reduced through charge-offs totaling $154 thousand.

The following tables present the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2019 and 2018.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2019		2018
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$255	$4	$1,275	$—
Commercial loans
Commercial other	700	3	11	—
Commercial real estate	831	9	2,524	55
Total	$1,786	$16	$3,810	$55

(1)	Balances are reduced by the average amount guaranteed by the SBA of $270 thousand and $120 thousand for the three months ended September 30, 2019 and 2018, respectively.

	For the nine months ended September 30,
	2019		2018
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$685	$13	$1,003	$(2)
Commercial loans
Commercial other	236	3	10	—
Commercial real estate	1,369	26	2,190	80
Total	$2,290	$42	$3,203	$78

(1)	Balances are reduced by the average amount guaranteed by the SBA of $146 thousand and $82 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company had one performing TDR with a balance of $718 thousand and $745 thousand as of September 30, 2019, and December 31, 2018, respectively, which was included in the impaired loan numbers as of such dates. At September 30, 2019, and December 31, 2018, there were specific reserves on the performing TDR of $70 thousand and $97 thousand, respectively. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified during the three or nine months ended September 30, 2019 and 2018 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three or nine months ended September 30, 2019.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,321	$9,144	$4,198	$1,302	$15,965
Charge-offs	(99)	(500)	(130)	—	(729)
Recoveries	13	3	—	—	16
Net (charge-offs) recoveries	(86)	(497)	(130)	—	(713)
(Credit) provision for loan losses charged to expense	(68)	778	52	(12)	750
Balance, end of period	$1,167	$9,425	$4,120	$1,290	$16,002

	For the three months ended September 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,637	$8,355	$3,493	$1,149	$14,634
Charge-offs	(169)	—	—	—	(169)
Recoveries	1	5	—	17	23
Net (charge-offs) recoveries	(168)	5	—	17	(146)
Provision for loan losses charged to expense	66	317	119	(2)	500
Balance, end of period	$1,535	$8,677	$3,612	$1,164	$14,988

The following tables detail the activity in the allowance for loan losses portfolio segment for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(492)	(501)	(130)	(1)	(1,124)
Recoveries	16	12	—	10	38
Net (charge-offs) recoveries	(476)	(489)	(130)	9	(1,086)
Provision for loan losses charged to expense	(12)	1,209	350	53	1,600
Balance, end of period	$1,167	$9,425	$4,120	$1,290	$16,002

	For the nine months ended September 30, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$13,556
Charge-offs	(354)	—	—	(22)	(376)
Recoveries	68	25	13	152	258
Net (charge-offs) recoveries	(286)	25	13	130	(118)
Provision (credit) for loan losses charged to expense	350	827	469	(96)	1,550
Balance, end of period	$1,535	$8,677	$3,612	$1,164	$14,988

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$72	$486	$—	$—	$558
Collectively evaluated for impairment	1,095	8,939	4,120	1,290	15,444
Total	$1,167	$9,425	$4,120	$1,290	$16,002
Loan ending balances:
Individually evaluated for impairment	$440	$1,347	$—	$—	$1,787
Collectively evaluated for impairment	35,940	721,902	456,963	138,829	1,353,634
Total	$36,380	$723,249	$456,963	$138,829	$1,355,421

	December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$540	$127	$—	$—	$667
Collectively evaluated for impairment	1,115	8,578	3,900	1,228	14,821
Total	$1,655	$8,705	$3,900	$1,228	$15,488
Loan ending balances:
Individually evaluated for impairment	$1,471	$1,821	$—	$—	$3,292
Collectively evaluated for impairment	37,862	692,281	436,056	123,904	1,290,103
Total	$39,333	$694,102	$436,056	$123,904	$1,293,395

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At September 30, 2019, a $278 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.

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

The Company had interest rate swaps designated as cash flow hedging instruments with a notional amount of $60.0 million at September 30, 2019 and September 30, 2018, respectively. On February 16, 2019, a $10.0 million swap instrument matured, resulting in a reduction in fair value of $27 thousand. On July 5, 2019, the Company entered into a new swap agreement with a notional value of $10.0 million. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2019 and 2018, respectively is as follows:

໿

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages, years and contracts)	2019	2018	2019	2018
Notional amount	$60,000	$60,000	$60,000	$60,000
Fair value	264	2,066	264	2,066
Weighted average pay rate	1.42%	1.26%	1.36%	1.26%
Weighted average receive rate	2.49%	2.33%	2.59%	1.76%
Weighted average maturity in years	1.50	2.12	1.72	2.49
Number of contracts	4	4	4	4

During the three and nine months ended September 30, 2019, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  At September 30, 2019 and 2018, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in Prepaid expenses and other assets in the Company's Balance Sheet, and the unrealized loss as a derivative liability and is included in Accrued expenses and other liabilities.  Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net (losses) gains recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2019 and 2018, respectively:

	For the three months ended September 30,		For the three months ended September 30,
(In thousands)	2019	2018	2019	2018
(Decrease) Increase in the fair value of interest rate swaps	$(177)	$(7)	$(1,077)	$659

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the nine months ended September 30, 2019 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Options granted	55,000	20.61
Options exercised	(57,234)	7.41
Options forfeited	(5,333)	19.38
Options expired	—	—
Outstanding at September 30, 2019	576,611	$14.22	6.9	$4,573,458
Exercisable at September 30, 2019	338,089	$10.28	5.5	$4,011,761

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of September 30, 2019, 7,500 shares of restricted stock have been awarded from the plan leaving 492,500 shares available for future grants.

The fair values of the options granted during the nine months ended September 30, 2019 and 2018 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during the three months ended September 30, 2019 and 2018:

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Number of options exercised	4,800	23,366	57,234	100,973
Total intrinsic value of options exercised	$38,127	$462,533	$742,737	$1,699,924
Cash received from options exercised	$61,134	$108,156	$424,198	$500,114
Tax deduction realized from options	$11,491	$130,018	$223,453	$477,849

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - $6.00	61,761	2.9	$5.60	61,761	$5.60
$6.01 - $12.00	196,817	5.5	8.70	196,817	8.70
$12.01 - $18.00	67,533	7.3	15.78	43,335	15.80
$18.01 - $24.00	250,500	8.9	20.26	36,176	20.27
Total	576,611	6.9	$14.22	338,089	$10.28

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2019 and 2018 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Compensation expense	$155,942	$115,345	$446,544	$357,007
Income tax benefit	45,067	32,424	129,051	100,355

As of September 30, 2019, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $993 thousand.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2019:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2018	105,312	$16.55
Granted	37,650	20.52
Cancelled	(1,350)	17.92
Vested	(35,438)	14.11
Nonvested restricted stock at September 30, 2019	106,174	$18.76

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of September 30, 2019, 7,500 shares of restricted stock have been awarded from the plan leaving 492,500 shares available for future grants.

Restricted stock awards granted during the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Number of shares granted	7,500	—	37,650	38,300
Average grant date fair value	$20.00	$—	$20.52	$20.64

Compensation expense related to restricted stock for the three and nine months ended September 30, 2019 and 2018 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Compensation expense	$172,558	$143,854	$485,466	$429,990
Income tax benefit	49,869	40,437	140,299	120,870

As of September 30, 2019, there was approximately $1.5 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $150 thousand and $146 thousand during the three months ended September 30, 2019 and 2018, respectively, and $490 thousand and $458 thousand during the nine months ended September 30, 2019 and 2018, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer up to 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $22 thousand during the three months ended September 30, 2019 and 2018, and $354 thousand and $282 thousand during the nine months ended September 30, 2019, and 2018 respectively.  The interest paid on the deferred balances totaled $28 thousand and $18 thousand during the three months ended September 30, 2019 and 2018, and $78 thousand and $49 thousand during the nine months ended September 30, 2019, and 2018 respectively.  The fees distributed on the deferred balances totaled $2 thousand during the three months ended September 30, 2019 and 2018, and $9 thousand during the nine months ended September 30, 2019, and 2018.

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

No contributions or payments have been made during the three and nine months ended September 30, 2019. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Service cost (1)	$235	$953	$454	$1,159
Interest cost	36	16	99	47
Amortization of prior service cost	20	20	62	62
Net periodic benefit cost	$291	$989	$615	$1,268

(1) On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit resulting in an additional $850 thousand in expense.

The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
(In thousands)	2019	2018
Benefit obligation, beginning of year	$2,747	$1,187
Service cost (1)	454	1,159
Interest cost	99	47
Benefit obligation, end of period	$3,300	$2,393

(1) On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit resulting in an additional $850 thousand in expense.

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

As of September 30, 2019, the Company had total year to date expenses of $85 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand and $8 thousand for the three months ended September 30, 2019 and 2018, and $4 thousand and $10 thousands for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at September 30, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At September 30, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.54%	10.11%	4.00%		5.00%
CET1	12.24%	12.53%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	13.04%	12.53%	8.50%	(1)	8.00%
Total risk-based capital ratio	14.28%	13.78%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.50%	(1)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.50%	(1)	10.00%

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

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

As of September 30, 2019, operating lease ROU assets and operating lease liabilities were $2.9 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease cost	$156	$441
Net lease cost	$156	$441

The table below summarizes the cash and non-cash activities associated with our leases:

(In thousands)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$416
ROU assets obtained in exchange for new finance lease liabilities	$43	$3,295

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	September 30, 2019
Weighted average remaining lease term in years	6.95
Weighted average discount rate	5.47%
Operating lease right-of-use assets	$2,901

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$141
2020	558
2021	529
2022	478
2023	413
2024 and thereafter	1,411
Total lease payments	$3,530
Less: Interest	(605)
Present value of lease liabilities	$2,925

As of September 30, 2019, the Corporation had not entered into any material leases that have not yet commenced.

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

Earnings Summary

Net income totaled $6.0 million, or $0.54 per diluted share for the quarter ended September 30, 2019, compared to $5.5 million, or $0.50 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.53% and 15.57%, respectively, compared to 1.50% and 16.64% for the same period a year ago.

Third quarter highlights include:

•	Net interest income increased 6.2% compared to the prior year's quarter due to loan growth.

•	Net interest margin equaled 3.90% this quarter compared to 3.92% in the prior year's quarter.

•	Noninterest income increased 9.3% compared to the prior year's quarter primarily due to the gain on the sale of the Union, NJ building.

•	Noninterest expense decreased slightly compared to the prior year's quarter. Quarterly noninterest expense included an FDIC assessment credit of $146 thousand.

•	The effective tax rate was 22.0% compared to 18.6% in the prior year's quarter due to recent New Jersey tax legislation changes.

For the nine months ended September 30, 2019, net income totaled $17.5 million, or $1.59 per diluted share, compared to $16.1 million, or $1.48 per diluted share, in the prior year's period. Return on average assets and average common equity for the nine month periods were 1.54% and 16.02%, respectively, compared to 1.52% and 17.14% for the same period a year ago.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income per common share - Basic (1)	$0.55	$0.51	$1.62	$1.50
Net income per common share - Diluted (2)	$0.54	$0.50	$1.59	$1.48
Return on average assets	1.53%	1.50%	1.54%	1.52%
Return on average equity (3)	15.57%	16.64%	16.02%	17.14%
Efficiency ratio (4)	51.06%	54.86%	52.25%	53.90%

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

During the quarter ended September 30, 2019, tax-equivalent net interest income amounted to $14.4 million, an increase of $837 thousand or 6.2 percent when compared to the same period in 2018.  The net interest margin decreased 2 basis points to 3.90 percent for the quarter ended September 30, 2019, compared to 3.92 percent for the same period in 2018.  The net interest spread was 3.48 percent for the third quarter of 2019, an 11 basis point decrease compared to the same period in 2018.

During the three months ended September 30, 2019, tax-equivalent interest income was $19.1 million, an increase of $1.9 million or 10.8 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average securities.

•
Of the $1.9 million net increase in interest income on a tax-equivalent basis, $1.1 million of the increase was due to increased average earning assets, and $745 thousand was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $94.6 million to $1.5 billion for the third quarter of 2019 compared to $1.4 billion for the same period in 2018.  This was due primarily to a $86.0 million increase in average loans, primarily residential mortgage, commercial and consumer loans, and a $11.7 million increase in average federal funds, interest-bearing deposits and repos, partially offset by a $2.4 million decrease in investment securities.

•
The yield on total interest-earning assets increased 19 basis points to 5.16 percent for the three months ended September 30, 2019 when compared to the same period in 2018. The yield on the loan portfolio increased 20 basis points to 5.36 percent.

Total interest expense was $4.7 million for the three months ended September 30, 2019, an increase of $1.0 million or 28.2 percent compared to the same period in 2018.  This increase was driven primarily by the increased volume of time deposits and increased rates paid on time deposits, savings deposits, and interest-bearing deposits, partially offset by the decreased volume of borrowed funds and subordinated debentures compared to a year ago:

•
Of the $1.0 million increase in interest expense, $675 thousand was due to increased rates on interest-bearing liabilities and $349 thousand was due to an increase in the volume of average interest-bearing liabilities.

•
Interest-bearing liabilities averaged $1.1 billion for the third quarter of 2019, an increase of $59.0 million or 5.7 percent, compared to the prior year’s quarter.  The increase in interest-bearing liabilities was due to an increase in interest-bearing deposits, partially offset by a decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased 30 basis points to 1.68 percent. The cost of interest-bearing deposits increased 33 basis points to 1.66 percent for the third quarter of 2019 and the cost of borrowed funds and subordinated debentures increased 5 basis points to 1.90 percent.

During the nine months ended September 30, 2019, tax-equivalent net interest income amounted to $42.8 million, an increase of $3.2 million or 8.2 percent when compared to the same period in 2018. The net interest margin increased 2 basis points to 3.97 percent for the nine months ended September 30, 2019, compared to 3.95 percent for the same period in 2018. The net interest spread was 3.56 percent for the first nine months of 2019, a 9 basis point decrease compared to the same period in 2018.

During the nine months ended September 30, 2019, tax-equivalent interest income was $56.4 million, an increase of $7.1 million or 14.5 percent when compared to the same period in the prior year. This increase was driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average securities.

•
Of the $7.1 million increase in interest income on a tax-equivalent basis, $3.8 million of the increase was due to increased average earning assets, and $3.3 million was due to increased yields on the earning assets.

•
The average volume of interest-earning assets increased $103.6 million to $1.4 billion for the first nine months of 2019 compared to $1.3 billion for the same period in 2018. This was due primarily to a $108.7 million increase in average loans, primarily residential mortgage, commercial and consumer loans, partially offset by a $4.0 million decrease in investment securities.

•
The yield on total interest-earning assets increased 31 basis points to 5.22 percent for the nine months ended September 30, 2019 when compared to the same period in 2018. The yield on the loan portfolio increased 30 basis points to 5.41 percent.

Total interest expense was $13.5 million for the nine months ended September 30, 2019, an increase of $3.9 million or 40.4 percent compared to the same period in 2018. This increase was driven primarily by the increased rates and volume of interest-bearing deposits, partially offset by the decreased volume of borrowed funds and subordinated debentures:

•
Of the $3.9 million increase in interest expense, $2.5 million was due to increased rates on interest-bearing deposits, $1.7 million from the increase in the volume of average interest-bearing deposits and $255 thousand from the increased rates on borrowed funds and subordinated debentures, partially offset by a $557 thousand decrease in the volume of borrowed funds and subordinated debentures.

•
Interest-bearing liabilities averaged $1.1 billion for the nine months ended September 30, 2019, an increase of $69.9 million or 6.8 percent, compared to the prior year's period. The increase in interest-bearing liabilities was a result of an increase in interest-bearing deposits partially offset by a decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities increased to 1.66 percent for the nine months ended September 30, 2019. The cost of interest-bearing deposits increased 45 basis points to 1.61 percent for the nine months ended September 30, 2019 and the cost of borrowed funds and subordinated debentures increased 26 basis points to 2.12 percent.

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

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$51,744	$271	2.08%	$40,060	$187	1.85%
FHLB stock	5,138	82	6.33	5,805	101	6.90
Securities:
Taxable	58,144	463	3.16	59,916	465	3.08
Tax-exempt	4,418	32	2.87	5,095	35	2.73
Total securities (A)	62,562	495	3.14	65,011	500	3.05
Loans:
SBA loans	47,187	943	7.93	56,837	1,050	7.33
Commercial loans	713,785	9,467	5.26	683,632	8,784	5.10
Residential mortgage loans	450,105	5,606	4.94	404,439	4,803	4.71
Consumer loans	136,239	2,197	6.40	116,421	1,776	6.05
Total loans (B)	1,347,316	18,213	5.36	1,261,329	16,413	5.16
Total interest-earning assets	$1,466,761	$19,061	5.16%	$1,372,205	$17,201	4.97%

Noninterest-earning assets:
Cash and due from banks	24,345			25,560
Allowance for loan losses	(16,224)			(14,909)
Other assets	70,484			65,645
Total noninterest-earning assets	78,605			76,296
Total assets	$1,545,365			$1,448,501

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$176,953	$438	0.98%	$173,515	$330	0.75%
Total savings deposits	398,676	1,194	1.19	407,287	1,049	1.02
Total time deposits	432,035	2,577	2.37	350,747	1,739	1.97
Total interest-bearing deposits	1,007,664	4,209	1.66	931,549	3,118	1.33
Borrowed funds and subordinated debentures	92,326	442	1.90	109,408	509	1.85
Total interest-bearing liabilities	$1,099,990	$4,651	1.68%	$1,040,957	$3,627	1.38%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	279,150			266,833
Other liabilities	14,364			9,805
Total noninterest-bearing liabilities	293,514			276,638
Total shareholders' equity	151,861			130,906
Total liabilities and shareholders' equity	$1,545,365			$1,448,501

Net interest spread		$14,410	3.48%		$13,574	3.59%
Tax-equivalent basis adjustment		(6)			(7)
Net interest income		$14,404			$13,567
Net interest margin			3.90%			3.92%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$43,021	$724	2.25%	$42,772	$563	1.76%
FHLB stock	5,768	275	6.37	7,131	359	6.73
Securities:
Taxable	58,271	1,400	3.21	61,538	1,442	3.13
Tax-exempt	4,491	101	3.01	5,214	109	2.80
Total securities (A)	62,762	1,501	3.20	66,752	1,551	3.11
Loans:
SBA loans	48,238	2,880	7.98	62,517	3,365	7.20
Commercial loans	706,280	27,892	5.28	657,879	24,718	5.02
Residential mortgage loans	445,145	16,702	5.02	387,651	13,666	4.71
Consumer loans	131,714	6,382	6.48	114,658	5,003	5.83
Total loans (B)	1,331,377	53,856	5.41	1,222,705	46,752	5.11
Total interest-earning assets	$1,442,928	$56,356	5.22%	$1,339,360	$49,225	4.91%

Noninterest-earning assets:
Cash and due from banks	25,019			24,325
Allowance for loan losses	(15,979)			(14,429)
Other assets	70,243			65,380
Total noninterest-earning assets	79,283			75,276
Total assets	$1,522,211			$1,414,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$177,789	$1,289	0.97%	$173,381	$813	0.63%
Total savings deposits	397,029	3,500	1.18	403,916	2,768	0.92
Total time deposits	408,718	7,023	2.30	299,970	4,042	1.80
Total interest-bearing deposits	983,536	11,812	1.61	877,267	7,623	1.16
Borrowed funds and subordinated debentures	107,101	1,695	2.12	143,492	1,997	1.86
Total interest-bearing liabilities	$1,090,637	$13,507	1.66%	$1,020,759	$9,620	1.26%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	271,118			258,787
Other liabilities	14,129			9,382
Total noninterest-bearing liabilities	285,247			268,169
Total shareholders' equity	146,327			125,708
Total liabilities and shareholders' equity	$1,522,211			$1,414,636

Net interest spread		$42,849	3.56%		$39,605	3.65%
Tax-equivalent basis adjustment		(20)			(21)
Net interest income		$42,829			$39,584
Net interest margin			3.97%			3.95%

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
໿

	For the three months ended September 30, 2019 versus September 30, 2018			For the nine months ended September 30, 2019 versus September 30, 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$59	$25	$84	$3	$158	$161
FHLB stock	(11)	(8)	(19)	(66)	(18)	(84)
Securities	(18)	14	(4)	(93)	44	(49)
Loans	1,086	714	1,800	3,931	3,173	7,104
Total interest income	$1,116	$745	$1,861	$3,775	$3,357	$7,132
Interest expense:
Demand deposits	$6	$102	$108	$22	$454	$476
Savings deposits	(23)	168	145	(47)	779	732
Time deposits	447	391	838	1,688	1,293	2,981
Total interest-bearing deposits	430	661	1,091	1,663	2,526	4,189
Borrowed funds and subordinated debentures	(81)	14	(67)	(557)	255	(302)
Total interest expense	349	675	1,024	1,106	2,781	3,887
Net interest income - fully tax-equivalent	$767	$70	$837	$2,669	$576	$3,245
Decrease in tax-equivalent adjustment			1			1
Net interest income			$838			$3,246

Provision for Loan Losses

Provision for loan losses totaled $750 thousand for the three months ended September 30, 2019, compared to $500 thousand for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the provision for loan losses totaled $1.6 million. Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.”  The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Branch fee income	$373	$357	$1,120	$1,107
Service and loan fee income	522	465	1,533	1,441
Gain on sale of SBA loans held for sale, net	—	253	554	1,383
Gain on sale of mortgage loans, net	545	597	1,525	1,442
BOLI income	138	464	435	810
Net security gains (losses)	18	2	216	(6)
Other income	1,114	341	1,758	900
Total noninterest income	$2,710	$2,479	$7,141	$7,077

For the three months ended September 30, 2019, noninterest income increased $231 thousand to $2.7 million, compared to the same period last year. Year-to-date, noninterest income increased $64 thousand to $7.1 million. The increase in noninterest income for both periods was primarily due to the gain on the sale of the Union, NJ building.

Changes in our noninterest income for the three and nine months ended September 30, 2019 vs. 2018 reflect:

•	Branch fee income increased during the quarterly and yearly periods due to increased service charges.

•	Service and loan fee income increased $57 thousand and $92 thousand for the three and nine months ended September 30, 2019, respectively, due to increased loan prepayment penalties and late charges.

•
The Company elected not to sell SBA loans during the third quarter of 2019. During the prior year's quarter, SBA loan sales totaled $17.2 million with a net gain of $253 thousand. Year-to-date, SBA loan sales totaled $9.1 million in 2019 and $17.2 million in 2018 with net gains on sale of $554 thousand and $1.4 million, respectively.

•
During the quarter, $35.2 million in residential mortgage loans were sold at a gain of $545 thousand, compared to $29.0 million in loans sold at a gain of $597 thousand during the prior year's quarter. Year-to-date, $78.2 million in residential mortgage loans were sold at a gain of $1.5 million compared to $65.3 million in loans sold at a gain of $1.4 million during the prior year's period. Residential mortgage loans are sold as a tool to manage liquidity needs within the bank.

•
Bank owned life insurance ("BOLI") decreased $326 thousand and $375 thousand for the three and nine months ended September 30, 2019, respectively. The decrease in both periods was primarily due to a death benefit claim in the third quarter of 2018.

•
There were no gains on the sale of securities for the three and nine months ended September 30, 2019 or 2018. Due to the adoption of ASU 2016-01 in January of 2018, there were unrealized gains of $18 thousand and $2 thousand for the three months ended September 30, 2019 and 2018, respectively, compared to an unrealized gain of $216 thousand and an unrealized loss of $6 thousand for the nine months ended September 30, 2019 and 2018, respectively, resulting from market value changes of equity securities.

•	Other income increased in the quarterly and year-to-date periods primarily due to the gain on the sale of the Union, NJ building.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Compensation and benefits	$5,353	$5,704	$15,384	$15,274
Occupancy	651	675	1,997	2,057
Processing and communications	749	709	2,213	2,072
Furniture and equipment	711	586	2,086	1,732
Professional services	274	270	839	682
Loan collection & OREO (recoveries) expenses	(48)	(331)	9	(320)
Other loan expenses	89	51	202	137
Deposit insurance	—	191	301	593
Advertising	334	370	1,056	1,051
Director fees	171	175	499	502
Other expenses	445	401	1,409	1,373
Total noninterest expense	$8,729	$8,801	$25,995	$25,153

Noninterest expense decreased $72 thousand to $8.7 million for the three months ended September 30, 2019, while year-to-date expense increased $842 thousand to $26.0 million.
Changes in noninterest expense for the three and nine months ended September 30, 2019 versus 2018 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, decreased $351 thousand and increased $110 thousand for the three and nine months ended September 30, 2019, versus 2018 respectively. The quarterly decrease was the result of an $850 thousand supplemental executive retirement ("SERP") benefit expense in the prior year's quarter, while the yearly increase was primarily due to increased salary expenses and year end bonuses paid to employees.

•	Occupancy expense has decreased $24 thousand and $60 thousand for three and nine months ended September 30, 2019, versus 2018 respectively.

•
Processing and communications expenses increased $40 thousand and $141 thousand for the three and nine months ended September 30, 2019, versus 2018, respectively, primarily due to increased electronic banking expenses.

•
Furniture and equipment expense increased $125 thousand and $354 thousand for the three and nine months ended September 30, 2019, versus 2018 respectively, primarily due to investment in software and equipment to remain efficient, secure and competitive technologically.

•	Professional service fees increased $4 thousand and $157 for the three and nine months ended September 30, 2019, versus 2018, respectively, primarily due to higher consulting expenses.

•
Loan collection & OREO expenses increased $283 thousand and $329 thousand for the three and nine months ended September 30, 2019, versus 2018 respectively. The increases were primarily due to a $317 thousand settlement related to an OREO property in the third quarter of 2018.

•	Other loan expense increased $38 thousand and $65 thousand for the three and nine months ended September 30, 2019, versus 2018 respectively.

•
Deposit insurance expense decreased $191 thousand and $292 thousand for the three and nine months ended September 30, 2019, primarily due to an FDIC assessment credit of $146 thousand during the third quarter of 2019.

•	Advertising expenses decreased $36 thousand and increased $5 thousand for the three and nine months ended September 30, 2019, versus 2018 respectively.

•	Director fees remained relatively flat for the three and nine months ended September 30, 2019, versus 2018.

•	Other expenses increased $44 thousand and $36 thousand for the three and nine months ended September 30, 2019, versus 2018, respectively, primarily due to higher officer and employee expenses.

Income Tax Expense

For the quarter ended September 30, 2019, the Company reported income tax expense of $1.7 million for an effective tax rate of 22.0 percent, compared to an income tax expense of $1.3 million and an effective tax rate of 18.6 percent for the prior year’s quarter. For the nine months ended September 30, 2019, the Company reported income tax expense of $4.8 million for an effective tax rate of 21.6 percent, compared to an income expense of $3.8 million and an effective tax rate of 19.2 percent for the nine months ended September 30, 2018.

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

Financial Condition at September 30, 2019

Total assets increased $85.2 million or 5.4 percent, to $1.7 billion at September 30, 2019, when compared to year end 2018.  This increase was primarily due to an increase of $63.4 million in net loans and $21.2 million in cash and cash equivalents.

Total deposits increased $65.7 million, due to increases of $63.1 million in time deposits and $9.1 million in noninterest-bearing demand deposits, partially offset by decreases of $6.1 million in interest-bearing demand deposits and $394 thousand in savings deposits.

Total shareholders’ equity increased $16.4 million over year end 2018, primarily due to earnings and an increase in common stock, partially offset by dividends paid during the nine months ended September 30, 2019.

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

AFS debt securities totaled $47.3 million at September 30, 2019, an increase of $582 thousand or 1.3 percent, compared to $46.7 million at December 31, 2018.  This net increase was the result of:

•	$3.2 million from the purchase of two corporate bonds,

•
$1.1 million of appreciation in the market value of the portfolio. At September 30, 2019, the portfolio had a net unrealized gain of $74 thousand compared to a net unrealized loss of $1.0 million at December 31, 2018. These net unrealized gains and losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, partially offset by

•	$3.7 million in principal payments and maturities, and

•	$108 thousand in net amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.2 years and 6.2 years at September 30, 2019 and December 31, 2018, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio is comprised primarily of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

HTM securities were $14.3 million at September 30, 2019, a decrease of $542 thousand or 3.7 percent, compared to $14.9 million at December 31, 2018.  This decrease was the result of:

•	$525 thousand in principal payments and maturities, and

•	$17 thousand in net amortization of premiums.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 4.5 years and 5.4 years at September 30, 2019 and December 31, 2018, respectively.  As of September 30, 2019 and December 31, 2018, the fair value of HTM securities was $14.6 million and $14.8 million, respectively.

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

Equity securities totaled $2.4 million as of September 30, 2019, an increase of $220 thousand or 10.3 percent, compared to $2.1 million at December 31, 2018. This net increase was primarily the result of market value adjustments throughout the year.

The average balance of taxable securities amounted to $58.3 million for the nine months ended September 30, 2019, compared to $61.5 million for the same period in 2018.  The average yield earned on taxable securities increased 8 basis points to 3.21 percent for the nine months ended September 30, 2019, compared to 3.13 percent during the same period in the prior year.  The average balance of tax-exempt securities amounted to $4.5 million for the nine months ended September 30, 2019, compared to $5.2 million for the same period in 2018.  The average yield earned on tax-exempt securities increased 21 basis points, to 3.01 percent for the nine months ended September 30, 2019, from 2.80 percent for the same period in 2018.

Securities with a carrying value of $5.5 million and $4.3 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

Approximately 77 percent of the total investment portfolio had a fixed rate of interest at September 30, 2019.

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

Total loans increased $63.9 million or 4.9 percent to $1.4 billion at September 30, 2019, compared to year end 2018.  Commercial, residential mortgage, and consumer loans increased $29.1 million, $20.9 million, and $14.9 million respectively, partially offset by a decrease of $1.1 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$36,380	2.7%	$39,333	3.0%
Commercial loans	723,249	52.8	694,102	53.2
Residential mortgage loans	456,963	33.4	436,056	33.4
Consumer loans	138,829	10.1	123,904	9.5
Total loans held for investment	1,355,421	99.0	1,293,395	99.1
SBA loans held for sale	13,053	1.0	11,171	0.9
Total loans	$1,368,474	100.0%	$1,304,566	100.0%

Average loans increased $108.7 million or 8.9 percent to $1.3 billion for the nine months ended September 30, 2019 from $1.2 billion for the same period in 2018.  The increase in average loans was due to increases in residential mortgages, commercial, and consumer loans, partially offset by a decline in SBA loans.  The yield on the overall loan portfolio increased 30 basis points to 5.41 percent for the nine months ended September 30, 2019 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.1 million at September 30, 2019, an increase of $1.9 million from $11.2 million at December 31, 2018.   SBA 7(a) loans held to maturity amounted to $36.4 million at September 30, 2019, a decrease of $3.0 million from $39.3 million at December 31, 2018.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.98 percent for the nine months ended September 30, 2019, compared to 7.20 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $92.7 million and $101.1 million in SBA loans were sold but serviced by the Company at September 30, 2019 and December 31, 2018, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $723.2 million at September 30, 2019, an increase of $29.1 million from year end 2018.  The yield on commercial loans was 5.28 percent for the nine months ended September 30, 2019, compared to 5.02 percent for the same period in 2018.  The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $457.0 million at September 30, 2019, an increase of $20.9 million from year end 2018.  Sales of mortgage loans totaled $78.2 million for the nine months ended September 30, 2019.  Approximately $10.6 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 5.02 percent for the nine months ended September 30, 2019, compared to 4.71 percent for the same period in 2018.  Residential mortgage loans retained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $138.8 million, an increase of $14.9 million from year end 2018 primarily related to consumer construction loans.  The yield on consumer loans was 6.48 percent for the nine months ended September 30, 2019, compared to 5.83 percent for the same period in 2018.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At September 30, 2019, and December 31, 2018, approximately 94 percent of the Company's loan portfolio was secured by real estate.

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

At September 30, 2019, the Company had one loan totaling $718 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $745 thousand at December 31, 2018. The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2019	December 31, 2018	September 30, 2018
Nonperforming by category:
SBA loans held for investment (1)	$503	$1,560	$1,297
Commercial loans	629	1,076	1,234
Residential mortgage loans	4,427	4,211	3,536
Consumer loans	23	26	128
Total nonperforming loans	$5,582	$6,873	$6,195
OREO	1,723	56	56
Total nonperforming assets	$7,305	$6,929	$6,251
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$—	$98	$546
Consumer loans	140	—	—
Total past due 90 days or more and still accruing interest	$140	$98	$546
Nonperforming loans to total loans	0.41%	0.53%	0.48%
Nonperforming loans and TDRs to total loans (2)	0.46	0.58	0.54
Nonperforming assets to total loans and OREO	0.53	0.53	0.49
Nonperforming assets to total assets	0.44	0.44	0.40
(1) Guaranteed SBA loans included above	$63	$89	$104
(2) Performing TDRs	$718	$745	$755

Nonperforming loans were $5.6 million at September 30, 2019, a $1.3 million decrease from $6.9 million at year end 2018 and a $613 thousand decrease from $6.2 million at September 30, 2018.  Since year end 2018, nonperforming loans in the SBA, commercial, and consumer loan segments decreased, partially offset by an increase in the residential loan segment. Included in nonperforming loans at September 30, 2019 are approximately $63 thousand of loans guaranteed by the SBA, compared to $89 thousand at December 31, 2018, and $104 thousand at September 30, 2018.  In addition, there was $140 thousand of loans past due 90 days or more and still accruing interest at September 30, 2019, compared to $98 thousand and $546 thousand at December 31, 2018, and September 30, 2018, respectively.

OREO properties totaled $1.7 million at September 30, 2019, an increase of $1.7 million from $56 thousand at December 31, 2018, and September 30, 2018, respectively.  During the nine months ended September 30, 2019, the Company took title to four new properties valued at $1.7 million that resulted in a charge to the allowance of $175 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $1.5 million at September 30, 2019, a decrease of $3.0 million from $4.5 million at December 31, 2018. The decrease is due to the deletion of seven loans totaling $4.5 million, offset by the addition of six loans totaling $1.5 million.

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

The allowance for loan losses totaled $16.0 million at September 30, 2019 compared to $15.5 million and $15.0 million at December 31, 2018 and September 30, 2018, respectively, with resulting allowance to total loan ratios of 1.17 percent at September 30, 2019 and September 30, 2018, and 1.19 percent at December 31, 2018.  Net charge-offs amounted to $1.1 million for the nine months ended September 30, 2019, compared to net charge-offs of $118 thousand for the same period in 2018. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2019	2018	2019	2018
Balance, beginning of period	$15,965	$14,634	$15,488	$13,556
Provision for loan losses charged to expense	750	500	1,600	1,550
Less: Chargeoffs
SBA loans held for investment	99	169	492	354
Commercial loans	500	—	501	—
Residential mortgage loans	130	—	130	—
Consumer loans	—	—	1	22
Total chargeoffs	729	169	1,124	376
Add: Recoveries
SBA loans held for investment	13	1	16	68
Commercial loans	3	5	12	25
Residential mortgage loans	—	—	—	13
Consumer loans	—	17	10	152
Total recoveries	16	23	38	258
Net chargeoffs	713	146	1,086	118
Balance, end of period	$16,002	$14,988	$16,002	$14,988
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.72%	1.17%	1.32%	0.61%
Commercial loans	0.28	—	0.09	(0.01)
Residential mortgage loans	0.11	—	0.04	—
Consumer loans	—	(0.06)	(0.01)	(0.15)
Total loans	0.21	0.05	0.11	0.01
Allowance to total loans	1.17	1.17	1.17	1.17
Allowance to nonperforming loans	286.67%	241.94%	286.67%	241.94%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At September 30, 2019, a $278 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.

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

Total deposits increased $65.7 million to $1.3 billion at September 30, 2019, from $1.2 billion at December 31, 2018.  This increase in deposits was due to increases of $63.1 million in time deposits and $9.1 million in noninterest-bearing demand deposits, partially offset by a decrease of $6.1 million in total interest-bearing demand deposits and $394 thousand in savings deposits. The increase in time deposits is attributable to a new time deposit promotion.

The Company’s deposit composition at September 30, 2019, consisted of 33.0 percent time deposits, 31.0 percent savings deposits, 21.9 percent noninterest-bearing demand deposits and 14.1 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist or previously consisted primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York.  These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $220.3 million at September 30, 2019 and December 31, 2018, respectively, and are broken down in the following table:

(In thousands)	September 30, 2019	December 31, 2018
FHLB borrowings:
Fixed rate advances	$40,000	$—
Adjustable rate advances	$50,000	$50,000
Overnight advances	120,000	160,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$220,310	$220,310

The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At September 30, 2019, the Company had $40 million in fixed rate advances, compared to none at December 31, 2018. The terms of this transaction are as follows:

•	A $40.0 million FHLB borrowing with a maturity date of August 22, 2024, at a rate of 1.810%.

At September 30, 2019 and December 31, 2018, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to hedge rates in a fluctuating rate environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The terms of these transactions are as follows:

•
A $20.0 million ARC FHLB borrowing with a maturity date of December 9, 2019, at a rate of LIBOR plus 0.115%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.845% that matures December 7, 2020.

•
A $20.0 million ARC FHLB borrowing with a maturity date of January 6, 2020, at a rate of LIBOR plus 0.150%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.198% and matures on July 5, 2021.

•
A $10.0 million ARC FHLB borrowing with a maturity date of February 18, 2020, at a rate of LIBOR plus 0.140%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.243% that matures on February 16, 2021.

At September 30, 2019, there were FHLB overnight borrowings of $120.0 million at a rate of 2.100%, compared to $160.0 million at a rate of 2.600% at December 31, 2018.

In September 2019, the FHLB issued a $11.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At September 30, 2019, the Company had $266.3 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 3.749% at September 30, 2019 and 4.414% at December 31, 2018. At December 31, 2018, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 0.885%. The swap instrument matured on February 16, 2019. A new swap instrument was implemented on July 5, 2019 which modified the borrowing to a 3 year fixed rate at 1.845%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2019, is a decline of 0.02 percent in a rising-rate environment and a decline of 0.42 percent in a falling-rate environment.  The variances in the EVPE at September 30, 2019 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with rate shocks of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2018, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.68 percent in a rising-rate environment and an increase of 0.33 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, borrowings, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At September 30, 2019, the balance of cash and cash equivalents was $166.8 million, an increase of $21.2 million from December 31, 2018.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $25.0 million and $28.9 million in net cash for the nine months ended September 30, 2019 and 2018, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $67.5 million and $114.3 million in net cash for the nine months ended September 30, 2019 and 2018, respectively.  Cash was primarily used to fund new loans and purchase FHLB stock, partially offset by proceeds from redemption of FHLB stock.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $47.3 million and $46.7 million at September 30, 2019 and December 31, 2018, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $14.2 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $13.1 million and $11.2 million at September 30, 2019 and December 31, 2018, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $278.2 million to its borrowers as of September 30, 2019, compared to $289.9 million at December 31, 2018.  At September 30, 2019, $135.8 million of these commitments expire within one year, compared to $161.1 million at December 31, 2018.  The Company had $4.8 million and $5.7 million in standby letters of credit outstanding at September 30, 2019 and December 31, 2018, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $63.7 million in net cash for the nine months ended September 30, 2019, compared to $79.8 million for the same period in the prior year, primarily due to an increase in the Company's deposits and proceeds from new borrowings partially offset by repayments of borrowings.

•
Deposits.  As of September 30, 2019, deposits included $114.2 million of Government deposits, as compared to $121.9 million at year end 2018.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $89.4 million of deposits from nine municipalities with account balances in excess of $5.0 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $210.0 million as of September 30, 2019 and December 31, 2018.  As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company can borrow additional funds based on the market value of collateral pledged.  At September 30, 2019, pledging provided an additional $266.3 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At September 30, 2019, the Parent Company had $2.2 million in cash and cash equivalents and $1.4 million in investment securities valued at fair market value, compared to $1.2 million in cash and cash equivalents and $1.2 million in investment securities at December 31, 2018.

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

The following table summarizes the Company's and the Bank's regulatory capital ratios at September 30, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized."

	At September 30, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.54%	10.11%	4.00%		5.00%
CET1	12.24%	12.53%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	13.04%	12.53%	8.50%	(1)	8.00%
Total risk-based capital ratio	14.28%	13.78%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective				To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		January 1, 2019		Bank
Leverage ratio	9.90%	9.52%	4.000%		4.00%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.50%	(1)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.50%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $16.4 million to $154.9 million at September 30, 2019 compared to $138.5 million at December 31, 2018, primarily due to net income of $17.5 million. Other items impacting shareholders’ equity included $2.4 million in dividends paid on common stock, $1.2 million from the issuance of common stock under employee benefit plans and $89 thousand in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company's prior share repurchase program, which has since been terminated.  There were no shares repurchased during the nine months ended September 30, 2019 or 2018.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2019, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of September 30, 2019 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2018, as supplemented by the Company's subsequent quarterly reports on Form 10-Q and as set forth below:
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
ITEM 2        Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company's prior share repurchase program, which has since been terminated.  There were no shares repurchased during the nine months ended September 30, 2019 or 2018.

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

UNITY BANCORP, INC.

Dated:	November 5, 2019	/s/ Alan J. Bedner, Jr.
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