Form 10-K
period 2019-12-31
UNITY BANCORP INC /NJ/
filed 2020-03-04
CIK 920427

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to ________

Commission file number   1-12431

Unity Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3282551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 Old Highway 22, Clinton, NJ	08809
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (908) 730-7630

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	UNTY	NASDAQ

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☒

As of June 30, 2019, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $177,801,701 and 7,832,674 shares of the Common Stock were outstanding to non-affiliates.  As of February 28, 2020, 10,886,274 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

•
Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business:

a)General

Unity Bancorp, Inc., ("we", "us", "our", the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank  (the “Bank”).  The Company has also elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve system (the "FRB"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank.  Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994.  The primary activity of the Company is ownership and supervision of the Bank.  The Company also owns 100% of the common equity of Unity (NJ) Statutory Trust II.  The trust has issued $10.3 million of preferred securities to investors. The Company serves as a holding company for its wholly-owned subsidiary, Unity Risk Management, Inc. Unity Risk Management, Inc. is a captive insurance company that insures risks to the Bank and the Company not covered by the traditional commercial insurance market.

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

Employees

At December 31, 2019, the Company employed 197 full-time and 12 part-time employees.  None of the Company's employees are represented by any collective bargaining units.  The Company believes that its relations with its employees are good.

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

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The new rule takes effect January 1, 2020,and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020.
A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•a leverage capital ratio of greater than 9.0%;
•total consolidated assets of less than $10.0 billion;

•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2019, approximately 94 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions and any future elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking.  Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2019, the Company’s allowance for loan losses was $16.4 million, or 1.15 percent of our total loan portfolio and 290.23 percent of our nonperforming loans.  The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance.  Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations.  Risks within the loan portfolio are analyzed on a continuous basis by management and, periodically, by an independent loan review function and by the Audit Committee.  A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves.  Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve.  This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.  State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses.  Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.  Either of these occurrences could adversely affect our earnings.

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

As of December 31, 2019, we had approximately $64.3 million and $2.3 million in available for sale and equity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2019, the Company held approximately $123.3 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages and no legislation has been introduced in the state legislature, should this proposal be adopted and a state owned bank formed, it could impede the Company's ability to attract and retain governmental and municipal deposits, thereby impairing the Company's liquidity.

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

The Company may be adversely affected by changes in U.S. tax laws.
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
LIBOR is used as a reference rate for many of our transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which we lend and borrow money, and enter into derivatives to manage our or our customers’ risk. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability include impacts on the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into. The value of loans, securities, or derivative instruments tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance or if it is limited.

While we expect LIBOR to continue to be available in substantially its current form until the end of 2021 or shortly before that, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

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

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2019.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2019 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Leased	2019	2020	18,750
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Forks Township, PA	Leased	2006	2021	62,677
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2023	128,895
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Ramsey, NJ	Leased	2017	2021	60,987
Phillipsburg, NJ	Leased	2017	2022	60,000
Clinton, NJ	Leased	2018	2020	27,600
Bethlehem, PA	Leased	2018	2028	76,719

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

Item 4.  Mine Safety Disclosures:  N/A

Item 4A.  Executive Officers of the Registrant:

The following table sets forth certain information as of December 31, 2019, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 66, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996 to 2002.
Alan J. Bedner, 48, Chief Financial Officer and Executive Vice President of the Company and Bank	2003 *	Previously, Mr. Bedner was Controller for Unity Bank from 2001 to 2003.
Janice Bolomey, 51, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.
Laureen S. Cook, 51, Interim Principal Accounting and Financial Officer and Senior Vice President of the Company and Bank	2020 *	Previously, Ms. Cook was Controller for Unity Bank from 2004 to present.

* Mr. Bedner resigned on January 24, 2020.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”

(b)    Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company's prior share repurchase program, which has since been terminated.  There were no shares repurchased for the years ended December 31, 2019, 2018 and 2017.

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

	For the year ended December 31, 2017
(In thousands, except percentages)	GAAP	Tax Act Adjustment	Non-GAAP
Federal and state income tax expense	$9,540	$(1,733)	$7,807
Net income	$12,893	$1,733	$14,626
Basic earnings per share	$1.22	$0.16	$1.38
Diluted earnings per share	$1.20	$0.16	$1.36
Return on average assets	1.02%	0.13%	1.15%
Return on average equity	11.47%	1.55%	13.02%
Effective tax rate	42.50%	(7.70)%	34.80%

The reconciling items between the GAAP and non-GAAP financial measures above include the impact of the Tax Act in 2017. On December 22, 2017, the Tax Act was signed, which lowered the corporate tax rate from 35% to 21%. This adjustment resulted in a $1.7 million increase in income tax expense and is reflected in our tax provision on the income statement. The Company believes the financial results are more comparable excluding the impact of the revaluation of the net deferred tax asset.

Basic earnings per share is calculated by dividing net income by average outstanding shares and diluted earnings per share is calculated by dividing net income by diluted average outstanding shares. The one-time net tax expense of $1.7 million in 2017 was included in determining income for both the GAAP basic earnings per share and the GAAP diluted earnings per share. Conversely, the one-time net tax expense of $1.7 million in 2017 was excluded in determining income for both the non-GAAP basic earnings per share and the non-GAAP diluted earnings per share. Average outstanding shares 10,558,000 were used in the GAAP and non-GAAP basic earnings per share. Diluted average outstanding shares of 10,749,000 were used in the GAAP and non-GAAP diluted earnings per share.

The return on average assets ratio is calculated by dividing net income by average assets and the return on average equity ratio is calculated by dividing net income by average equity. The one-time net tax expense of $1.7 million in 2017 was included in determining income for both the GAAP return on average assets and the GAAP return on average equity. Conversely, the one-time net tax expense of $1.7 million was excluded in determining income for both the non-GAAP return on average assets and the non-GAAP return on average equity. Average assets of $1.3 billion were used in the GAAP and non-GAAP return on average assets ratios. Average equity of $113.0 million were used in the GAAP and non-GAAP return on average equity ratios.

The effective tax rate is calculated by dividing federal and state income tax expense by income before income taxes. The non-GAAP effective tax rate uses the non-GAAP federal and state income tax expense of $7.8 million for calculating the rate.

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

Results of Operations

Net income totaled $23.7 million, or $2.14 per diluted share for the year ended December 31, 2019, compared to $21.9 million, or $2.01 per diluted share for the year ended December 31, 2018.

Highlights for the year include:

•	Net income before tax increased 11.0 percent to $30.3 million from $27.3 million in the prior year.

•	Net interest income increased $3.8 million or 7.2 percent to $57.6 million from $53.7 million in the prior year, primarily due to strong loan growth.

•	Net interest margin decreased 2 basis points to 3.95 percent compared to 3.97 percent in the prior year due to recent interest rate cuts by the Board of Governors of the Federal Reserve System.

•
Noninterest income was $9.5 million, a $508 thousand increase compared to $9.0 million in the prior year. This increase was primarily due to market fluctuations on our equity securities, increased gains on the sale of securities and increased mortgage gains.

•
Noninterest expense totaled $34.7 million, an increase of $1.3 million when compared to $33.4 million in the prior year. The increase was primarily due to increased compensation and mortgage commissions paid on a higher origination volume.

•	The effective tax rate increased to 22.0 percent compared to 19.7 percent in the prior year due to recent New Jersey tax legislation changes.

•	A 9.3 percent increase in total loans driven by a 15.8 percent increase in consumer loans, a 10.2 percent increase in commercial loans and a 7.3 percent increase in residential mortgages loans.

•	A 3.5 percent increase in total deposits with a 13.2 percent increase in time deposits and a 3.6 percent increase in noninterest-bearing deposits.

The Company's performance ratios for the past three years are listed in the following table:

	For the years ended December 31,
	2019	2018	2017
Net income per common share - Basic (1)	$2.18	$2.04	$1.22
Net income per common share - Diluted (2)	$2.14	$2.01	$1.20
Return on average assets	1.54%	1.53%	1.02%
Return on average equity (3)	15.86%	17.10%	11.47%
Efficiency ratio (4)	52.00%	53.07%	55.57%

(1)	Defined as net income divided by weighted average shares outstanding.

(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.

(3)	Defined as net income divided by average shareholders' equity.

(4)
The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

Net income presented above includes the impact of the Tax Act in 2017, which lowered the corporate tax rate from 35% to 21%. For additional information on the impact of the Tax Act and the Company's non-GAAP performance ratios, see the "Non-GAAP Financial Measures" section in "Item 6. Selected Financial Data."

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

2019 compared to 2018

Tax-equivalent net interest income amounted to $57.6 million in 2019, an increase of $3.8 million from $53.8 million in 2018.  The Company’s net interest margin decreased 2 basis points to 3.95 percent in 2019, compared to 3.97 percent in 2018.  The net interest spread was 3.54 percent, a decrease of 11 basis points from 3.65 percent in 2018.

During 2019, tax-equivalent interest income was $75.7 million, an increase of $8.4 million or 12.5 percent when compared to 2018.  This increase was driven primarily by the increase in the average volume of loans:

•
Of the $8.4 million increase in interest income on a tax-equivalent basis, $5.2 million of the increase was due primarily to the increased volume of earning assets and $3.2 million of the increase was due to an increase in yields on average interest-earning assets.

•	The yield on interest-earning assets increased 21 basis points to 5.18 percent in 2019 when compared to 2018.

•
The average volume of interest-earning assets increased $105.3 million to $1.5 billion in 2019 compared to $1.4 billion in 2018.  This was due primarily to a $105.4 million increase in average loans, primarily residential mortgage, commercial and consumer loans, and a $2.6 million increase in average federal funds, interest-bearing deposits and repos, partially offset by a $2.0 million decrease in average investment securities.

Total interest expense was $18.1 million in 2019, an increase of $4.5 million or 33.6 percent compared to 2018.  This increase was driven by the increased rates on interest-bearing deposits and volume of time deposits, partially offset by a decrease in the average volume of borrowed funds and subordinated debentures compared to a year ago:

•
Of the $4.5 million increase in interest expense, $3.0 million was due to increased rates on interest-bearing liabilities and $1.6 million was due to an increase in the volume of average interest-bearing liabilities.

•
The average cost of interest-bearing liabilities increased 32 basis points to 1.64 percent in 2019 when compared to 2018.  The cost of interest-bearing deposits and borrowed funds and subordinated debentures increased 36 basis points and 14 basis points, respectively, in 2019.

•
Interest-bearing liabilities averaged $1.1 billion in 2019, an increase of $72.1 million or 7.0 percent, compared to 2018.  The increase in interest-bearing liabilities was primarily due to an increase in average time deposits.

2018 compared to 2017

Tax-equivalent net interest income amounted to $53.8 million in 2018, an increase of $7.9 million from $45.9 million in 2017. The Company's net interest margin increased 14 basis points to 3.97 percent in 2018, compared to 3.83 percent in 2017. The net interest spread was 3.65 percent, an increase of 8 basis points from 3.57 percent in 2017. This was due to strong loan growth and the rising interest rate environment.

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

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in prior years.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2019			2018
	Average balance	Interest	Rate/Yield	Average balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold, interest-bearing deposits and repos	$43,305	$906	2.09%	$40,700	$773	1.90%
Federal Home Loan Bank ("FHLB") stock	6,066	385	6.35	6,786	462	6.81
Securities:
Taxable	59,459	1,926	3.24	60,734	1,907	3.14
Tax-exempt	4,394	129	2.94	5,104	145	2.84
Total securities (A)	63,853	2,055	3.22	65,838	2,052	3.12
Loans, net of unearned discount:
SBA loans	48,686	3,780	7.76	60,321	4,338	7.19
Commercial loans	715,301	37,577	5.25	668,144	33,886	5.07
Residential mortgage loans	449,003	22,483	5.01	396,731	18,837	4.75
Consumer loans	133,918	8,487	6.34	116,311	6,943	5.97
Total loans (B)	1,346,908	72,327	5.37	1,241,507	64,004	5.16
Total interest-earning assets	$1,460,132	$75,673	5.18%	$1,354,831	$67,291	4.97%

Noninterest-earning assets:
Cash and due from banks	25,761			24,598
Allowance for loan losses	(16,058)			(14,640)
Other assets	69,987			65,770
Total noninterest-earning assets	79,690			75,728
Total assets	$1,539,822			$1,430,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$182,540	$1,795	0.98%	$177,022	$1,202	0.68%
Savings deposits	397,122	4,497	1.13	404,613	3,871	0.96
Time deposits	409,406	9,460	2.31	314,224	5,903	1.88
Total interest-bearing deposits	989,068	15,752	1.59	895,859	10,976	1.23
Borrowed funds and subordinated debentures	113,511	2,303	2.03	134,664	2,540	1.89
Total interest-bearing liabilities	$1,102,579	$18,055	1.64%	$1,030,523	$13,516	1.32%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	273,338			261,976
Other liabilities	14,755			9,903
Total noninterest-bearing liabilities	288,093			271,879
Total shareholders' equity	149,150			128,157
Total liabilities and shareholders' equity	$1,539,822			$1,430,559

Net interest spread		$57,618	3.54%		$53,775	3.65%
Tax-equivalent basis adjustment		(25)			(28)
Net interest income		$57,593			$53,747
Net interest margin			3.95%			3.97%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis.  They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2019 and 2018 and 35 percent in prior years and applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

2017				2016				2015
Average balance	Interest		Rate/Yield	Average balance	Interest		Rate/Yield	Average balance	Interest		Rate/Yield

$70,139	$851		1.21%	$71,265	$214		0.30%	$34,883	$39		0.11%
6,230	370		5.94	5,241	245		4.67	3,695	155		4.19

66,107	2,029		3.07	61,053	1,698		2.78	62,937	1,459		2.32
6,225	240		3.86	7,649	307		4.01	11,739	421		3.59
72,332	2,269		3.14	68,702	2,005		2.92	74,676	1,880		2.52

59,293	3,805		6.42	56,834	3,181		5.60	50,997	2,693		5.28
571,001	28,150		4.93	510,614	25,256		4.95	459,068	22,771		4.96
319,074	14,650		4.59	273,612	12,205		4.46	246,278	11,048		4.49
102,898	5,296		5.15	84,222	4,021		4.77	69,580	3,202		4.60
1,052,266	51,901		4.93	925,282	44,663		4.83	825,923	39,714		4.81
$1,200,967	$55,391	41,788	4.61%	$1,070,490	$47,127	41,788	4.40%	$939,177	$41,788	41,788	4.45%

23,321				24,409				25,952
(13,033)				(12,841)				(12,638)
58,481				50,103				43,742
68,769				61,671				57,056
$1,269,736				$1,132,161				$996,233

$159,642	$665		0.42%	$133,212	$537		0.40%	$126,876	$438		0.35%
397,250	2,738		0.69	328,486	1,742		0.53	290,848	1,088		0.37
219,847	3,278		1.49	261,225	3,670		1.40	240,132	3,160		1.32
776,739	6,681		0.86	722,923	5,949		0.82	657,856	4,686		0.71
135,730	2,772		2.04	114,853	2,818		2.45	87,652	2,974		3.39
$912,469	$9,453		1.04%	$837,776	$8,767		1.04%	$745,508	$7,660		1.03%

237,207				199,554				172,172
7,090				8,895				4,611
244,297				208,449				176,783
112,970				85,936				73,942
$1,269,736				$1,132,161				$996,233

	$45,938		3.57%		$38,360		3.36%		$34,128		3.42%
	(81)				(103)				(137)
	$45,857				$38,257				$33,991
			3.83%				3.58%				3.63%

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not solely due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017.

	For the years ended December 31,
	2019 versus 2018			2018 versus 2017
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold, interest-bearing deposits and repos	$52	$81	$133	$(443)	$365	$(78)
Federal Home Loan Bank stock	(47)	(30)	(77)	35	57	92
Securities	(62)	65	3	(206)	(11)	(217)
Net loans	5,245	3,078	8,323	9,386	2,717	12,103
Total interest income	$5,188	$3,194	$8,382	$8,772	$3,128	$11,900
Interest expense:
Demand deposits	$40	$553	$593	$80	$457	$537
Savings deposits	(71)	697	626	51	1,082	1,133
Time deposits	2,027	1,530	3,557	1,631	994	2,625
Total interest-bearing deposits	1,996	2,780	4,776	1,762	2,533	4,295
Borrowed funds and subordinated debentures	(419)	182	(237)	(23)	(209)	(232)
Total interest expense	1,577	2,962	4,539	1,739	2,324	4,063
Net interest income - fully tax-equivalent	$3,611	$232	$3,843	$7,033	$804	$7,837
Increase in tax-equivalent adjustment			3			53
Net interest income			$3,846			$7,890

Provision for Loan Losses

The provision for loan losses totaled $2.1 million for 2019, $2.1 million in 2018 and $1.7 million in 2017.  Each period’s loan loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio.  Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Loan Losses and Unfunded Loan Commitments.”  The current provision is considered appropriate based upon management’s assessment of the adequacy of the allowance for loan losses.

Noninterest Income

The following table shows the components of noninterest income for the past three years:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Branch fee income	$1,502	$1,519	$1,384
Service and loan fee income	1,965	2,130	2,100
Gain on sale of SBA loans held for sale, net	909	1,680	1,617
Gain on sale of mortgage loans, net	2,090	1,719	1,530
BOLI income	588	975	469
Net security gains (losses)	373	(199)	62
Gain on sale of premises and equipment	766	—	—
Other income	1,346	1,207	1,108
Total noninterest income	$9,539	$9,031	$8,270

2019 compared to 2018

Noninterest income was $9.5 million for 2019, a $508 thousand increase compared to $9.0 million for 2018.  This increase was primarily due to market fluctuations on our equity securities and increased gains on sales of mortgages.

Changes in noninterest income reflect:

•	Branch fee income decreased $17 thousand to $1.5 million when compared to 2018.

•	Service and loan fee income, which consists of prepayment fees, application fees and servicing fees, decreased $165 thousand in 2019.

•
Net gains on the sale of SBA loans decreased $771 thousand to $909 thousand in 2019 due to a decrease in the volume of SBA loans sales.  In 2019, $14.9 million in SBA loans were sold compared to $22.3 million in the prior year. The Company elected not to sell SBA loans during the third quarter of 2019.

•	During the year, $120.2 million in residential mortgage loans were sold at a gain of $2.1 million compared to $80.7 million in loans sold at a gain of $1.7 million during the prior year.

•	BOLI income decreased $387 thousand from prior year, primarily due to a $291 thousand death benefit in the third quarter of 2018.

•
Net security gains totaled $373 thousand in 2019 compared to losses of $199 thousand in 2018. Approximately $321 thousand of these gains resulted from an increase in the market value of equity securities, compared to a decrease of $195 thousand in 2018. Gains on sales of securities totaled $52 thousand in 2019, compared to losses of $4 thousand in 2018.

•
Gain on sale of premises and equipment totaled $766 thousand in 2019 versus none in 2018. The increase was primarily due to the $768 thousand gain on the sale of our Union, NJ branch building in September 2019.

•	Other income, which includes check card related income and miscellaneous service charges totaled $1.3 million and $1.2 million in 2019 and 2018, respectively.

2018 compared to 2017

Noninterest income was $9.0 million for 2018, a $761 thousand increase compared to $8.3 million for 2017. This increase was primarily due to increased BOLI income and gains on sales of mortgages.

Changes in noninterest income reflect:

•	Branch fee income increased $135 thousand in 2018 from the prior year primarily due to increased check printing income and higher levels of service charges from commercial checking accounts.

•	Service and loan fee income, which consists of prepayment fees, applications fees and servicing fees, increased $30 thousand in 2018.

•
Net gains on the sale of SBA loans increased $63 thousand to $1.7 million in 2018 due to an increase in the volume of SBA loans sales. In 2018, $22.3 million in SBA loans were sold compared to $19.4 million in the prior year. SBA loan sales in 2018 averaged a lower bid rate compared to 2017, which resulted in lower gains per sale.

•
During 2018, $80.7 million in residential mortgage loans were sold at a gain of $1.7 million compared to $82.1 million in loans sold at a gain of $1.5 million during the prior year. The increased gain was a result of portfolio sales of $13.3 million in 2018 versus $3.5 million in 2017.

•
BOLI income increased $506 thousand in 2018 from the prior year, primarily due to a $291 thousand death benefit in the third quarter of 2018, and the increase in income related to the purchase of a $10.0 million Separate Account BOLI policy during the third quarter of 2017.

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

Noninterest Expense

The following table presents a breakdown of noninterest expense for the past three years:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Compensation and benefits	$20,666	$20,119	$17,117
Occupancy	2,650	2,739	2,381
Processing and communications	2,924	2,788	2,551
Furniture and equipment	2,894	2,348	2,079
Professional services	1,061	934	1,022
Loan collection and OREO expenses (recoveries)	41	(361)	463
Other loan expenses	272	208	186
Deposit insurance	301	782	546
Advertising	1,358	1,411	1,179
Director fees	673	671	637
Other expenses	1,877	1,782	1,883
Total noninterest expense	$34,717	$33,421	$30,044

2019 compared to 2018

Noninterest expense totaled $34.7 million for the year ended December 31, 2019, an increase of $1.3 million when compared to $33.4 million in 2018. The majority of this increase is attributed to increased compensation and mortgage commissions paid on a higher origination volume and the continued investment in our technology infrastructure through software upgrades.

Changes in noninterest expense reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $547 thousand for the year ended December 31, 2019, when compared to 2018.  The yearly increase is primarily due to increased salary expenses and year end bonuses paid to employees.

•	Occupancy expense decreased $89 thousand in 2019 when compared to 2018.

•	Processing and communications increased $136 thousand for the year ended December 31, 2019 when compared to 2018, primarily due to increased electronic banking expenses.

•	Furniture and equipment expense increased $546 thousand in 2019, due to investment in software and equipment to remain efficient, secure and competitive technologically.

•	Professional service fees increased $127 thousand in 2019, primarily due to higher consulting expenses.

•	Loan collection and OREO expenses increased $402 thousand in 2019, primarily due to a $317 thousand settlement related to an OREO property in the third quarter of 2018.

•	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $64 thousand in 2019, when compared to 2018.

•	Deposit insurance expense decreased $481 thousand in 2019 when compared to 2018 primarily due to an FDIC assessment credit of $279 thousand during the second half of 2019.

•	Advertising expenses decreased $53 thousand for the year ended December 31, 2019, versus 2018.

•	Director fees remained relatively flat in 2019 when compared to 2018.

•	Other expenses increased $95 thousand in 2019, primarily due to higher officer and employee expenses.

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

•	Professional service fees decreased $88 thousand in 2018, primarily due to lower consulting expenses, partially offset by increased loan review, legal, external audit and tax expenses.

•	Loan collection and OREO expenses decreased $824 thousand in 2018, primarily due to a $317 thousand recovery on an OREO property in 2018, compared to a loss of $253 thousand on a sale in 2017.

•	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $22 thousand in 2018, when compared to 2017.

•	Deposit insurance expense increased $236 thousand in 2018 when compared to 2017 due to asset growth.

•	Advertising expenses increased $232 thousand for the year ended December 31, 2018 in support of our retail and lending sales as well as branch expansions and retail promotions.

•	Director fees increased $34 thousand in 2018 when compared to 2017.

•	Other expenses decreased $101 thousand in 2018, primarily due to a decreased provision for commitments.

Income Tax Expense

For 2019, the Company reported income tax expense of $6.7 million for an effective tax rate of 22.0%, compared to an income tax expense of $5.4 million and an effective tax rate of 19.7% in 2018 and an income tax expense of $9.5 million and an effective tax rate of 42.5% in 2017.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey is adopting mandatory unitary combined reporting for its Corporation Business Tax.

On December 22, 2017, the "Tax Cuts and Jobs Act" (TCJA) was signed into law, lowering the corporate tax rate from 35% to 21% starting in 2018. The new plan resulted in significant tax benefits.

For additional information on income taxes, see Note 16 to the Consolidated Financial Statements.

Financial Condition

Total assets increased $139.8 million or 8.9 percent, to $1.7 billion at December 31, 2019, compared to $1.6 billion at December 31, 2018.  This increase was primarily due to increases of $120.0 million in net loans, with strong commercial, residential and consumer loan growth.

Total deposits increased $42.4 million, primarily due to increases of $47.2 million in time deposits and $9.6 million in noninterest-bearing demand deposits, partially offset by a decrease of $9.5 million in interest-bearing demand deposits and $4.9 million in saving deposits. Borrowed funds increased by $73.0 million to $283.0 million at December 31, 2019 primarily due to a new $40.0 million fixed rate advance and an increase of $33.0 million in overnight borrowings.

Total shareholders’ equity increased $22.2 million from year end 2018, primarily due to net income from operations, less dividends paid on our common stock. Net income was $23.7 million for the year ended December 31, 2019, an increase of $1.7 million from the prior year.  Other changes in shareholders’ equity included stock-based transactions of $1.5 million and an other comprehensive gain net of tax of $311 thousand, offset by common stock dividends of $3.3 million paid in 2019.

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

AFS debt securities totaled $64.3 million at December 31, 2019, an increase of $17.6 million or 37.6 percent, compared to $46.7 million at December 31, 2018.  This net increase was the result of:

•	$14.2 million from the transfer of the Company's HTM portfolio to AFS,

•	$13.1 million from the purchase of six corporate bonds and one mortgage-backed security,

•
$1.4 million of appreciation in the market value of the portfolio.  At December 31, 2019, the portfolio had a net unrealized gain of $392 thousand compared to a net unrealized loss of $1.0 million at December 31, 2018.  These net unrealized gains and losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, partially offset by

•	$5.4 million in principal payments, maturities and called bonds,

•	$5.6 million in sales net of realized gains, which consisted of two commercial mortgage-backed securities and two agency securities, and

•	$169 thousand in net amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.9 years and 6.2 years at December 31, 2019 and 2018, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity.  The portfolio was comprised of obligations of U.S. Government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, and corporate and other securities.

In 2019, the Company elected to transfer its HTM securities to its AFS debt securities portfolio. At December 31, 2018, HTM securities totaled $14.9 million.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 5.4 years at December 31, 2018.  As of December 31, 2018, the fair value of HTM securities was $14.8 million.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Equity securities consist of Community Reinvestment Act ("CRA") investments and the equity holdings of financial institutions. These securities were transferred from available for sale and reclassified into equity securities on the balance sheet as a result of the adoption of ASU 2016-01 in January 2018.

Equity securities totaled $2.3 million at December 31, 2019, an increase of $145 thousand or 6.7 percent, compared to $2.1 million at December 31, 2018. This net increase was the result of:

•	$321 thousand in market value adjustments throughout the year, partially offset by

•	$181 thousand in sales net of realized gains from the sale of one community bank holding.

The average balance of taxable securities amounted to $59.5 million in 2019 compared to $60.7 million in 2018.  The average yield earned on taxable securities increased 10 basis points to 3.24 percent in 2019, from 3.14 percent in 2018.  The average balance of tax-exempt securities amounted to $4.4 million in 2019 compared to $5.1 million in 2018.  The average yield earned on tax-exempt securities increased 10 basis points to 2.94 percent in 2019, from 2.84 percent in 2018.

Securities with a carrying value of $4.0 million and $4.3 million at December 31, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings, collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 64 percent of the total investment portfolio had a fixed rate of interest at December 31, 2019, compared to 80 percent in 2018.

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

Total loans increased $121.0 million or 9.3 percent to $1.4 billion at December 31, 2019, compared to $1.3 billion at year end 2018. Commercial loans, residential mortgages and consumer loans increased $70.9 million, $31.7 million, and $19.6 million, respectively, partially offset by a decrease of $1.2 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses at December 31st for the past five years:

	2019		2018		2017		2016		2015
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Ending balance:
SBA loans held for investment	$35,767	2.5%	$39,333	3.0%	$43,999	3.8%	$42,492	4.4%	$39,393	4.4%
Commercial loans	765,032	53.7	694,102	53.2	628,865	53.7	535,515	55.0	494,871	55.6
Residential mortgage loans	467,706	32.8	436,056	33.4	365,145	31.2	289,093	29.7	264,523	29.8
Consumer loans	143,524	10.1	123,904	9.5	109,855	9.4	91,541	9.4	77,057	8.7
Total loans held for investment	1,412,029	99.1	1,293,395	99.1	1,147,864	98.1	958,641	98.5	875,844	98.5
SBA loans held for sale	13,529	0.9	11,171	0.9	22,810	1.9	14,773	1.5	13,114	1.5
Total loans	$1,425,558	100.0%	$1,304,566	100.0%	$1,170,674	100.0%	$973,414	100.0%	$888,958	100.0%

Average loans increased $105.4 million or 8.5 percent from $1.2 billion in 2018, to $1.3 billion in 2019.  The increase in average loans was due to increases in residential mortgages, commercial loans and consumer loans, partially offset by a decrease in SBA 7(a) loans.  The yield on the overall loan portfolio increased 21 basis points to 5.37 percent for the year ended December 31, 2019, compared to 5.16 percent for the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $13.5 million at December 31, 2019,  an increase of $2.4 million from $11.2 million at December 31, 2018.  SBA 7(a) loans held for investment amounted to $35.8 million at December 31, 2019, a decrease of $3.6 million from $39.3 million at December 31, 2018.  The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 7.76 percent for the year ended December 31, 2019, compared to 7.19 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held for investment represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately

$93.6 million and $101.1 million in SBA loans were sold but serviced by the Company at December 31, 2019 and December 31, 2018, respectively, and are not included on the Company’s balance sheet.  There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $765.0 million at December 31, 2019, an increase of $70.9 million from year end 2018.  The yield on commercial loans was 5.25 percent for 2019, compared to 5.07 percent for the same period in 2018.  The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $467.7 million at December 31, 2019, an increase of $31.7 million from year end 2018.  Sales of mortgage loans totaled $120.2 million for 2019.  Approximately $10.6 million of the loans sold were from portfolio, with the remainder consisting of new production. Approximately $36.9 million and $42.5 million in residential loans were sold but serviced by the Company at December 31, 2019 and December 31, 2018, respectively, and are not included on the Company’s balance sheet. The yield on residential mortgages was 5.01 percent for 2019, compared to 4.75 percent for 2018. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $143.5 million at December 31, 2019, an increase of $19.6 million from December 31, 2018. The yield on consumer loans was 6.34 percent for 2019, compared to 5.97 percent for 2018.

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

The following table shows the maturity distribution or repricing of the loan portfolio and the allocation of fixed and floating interest rates at December 31, 2019:

	December 31, 2019
(In thousands)	One year or less	One to five years	Over five years	Total
SBA loans	$45,956	$3,030	$310	$49,296
Commercial loans
SBA 504 loans	12,055	13,675	996	26,726
Commercial other	26,356	45,919	39,739	112,014
Commercial real estate	67,306	410,573	100,764	578,643
Commercial real estate construction	5,771	22,509	19,369	47,649
Total	$157,444	$495,706	$161,178	$814,328
Amount of loans with maturities or repricing dates greater than one year:
Fixed interest rates				$196,977
Floating or adjustable interest rates				459,907
Total				$656,884

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

At December 31, 2019, there was one loan totaling $705 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $745 thousand at December 31, 2018.  The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31st for the past five years:

(In thousands, except percentages)	2019	2018	2017	2016	2015
Nonperforming by category:
SBA loans held for investment (1)	$1,164	$1,560	$632	$1,168	$1,764
Commercial loans	529	1,076	68	939	2,682
Residential mortgage loans	3,936	4,211	1,669	2,672	2,224
Consumer loans	20	26	625	2,458	590
Total nonperforming loans (2)	$5,649	$6,873	$2,994	$7,237	$7,260
OREO	1,723	56	426	1,050	1,591
Total nonperforming assets	$7,372	$6,929	$3,420	$8,287	$8,851
Past due 90 days or more and still accruing interest:
Commercial loans	—	—	60	—	—
Residential mortgage loans	930	98	—	—	—
Total past due 90 days or more and still accruing interest	$930	$98	$60	$—	$—
Nonperforming loans to total loans	0.40%	0.53%	0.26%	0.74%	0.82%
Nonperforming loans and TDRs to total loans (3)	0.45	0.58	0.32	0.74	1.16
Nonperforming assets to total loans and OREO	0.52	0.53	0.29	0.85	0.99
Nonperforming assets to total assets	0.43	0.44	0.23	0.70	0.82
(1) Guaranteed SBA loans included above	$59	$89	$27	$60	$288
(2) Nonperforming TDRs included above	—	—	—	153	293
(3) Performing TDRs	705	745	786	—	3,015

Nonperforming loans were $5.6 million at December 31, 2019, a $1.2 million decrease from $6.9 million at year end 2018.  Since year end 2018, nonperforming loans in the commercial, SBA, residential and consumer segments decreased.  Included in nonperforming loans at December 31, 2019 are approximately $59 thousand of loans guaranteed by the SBA, compared to $89 thousand at December 31, 2018.  In addition, there were $930 thousand in loans past due 90 days or more and still accruing interest at December 31, 2019, compared to $98 thousand at December 31, 2018.

OREO properties totaled $1.7 million at December 31, 2019, an increase of $1.7 million from $56 thousand at year end 2018.  During 2019, the Company took title to four new properties valued at $1.7 million that resulted in a charge to the allowance of $175 thousand.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $7.4 million at December 31, 2019, an increase of $2.9 million from $4.5 million at December 31, 2018. The increase is due to the addition of fourteen loans totaling $7.2 million offset by the deletion of six loans totaling $5.5 million.

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

The allowance for loan losses totaled $16.4 million at December 31, 2019, compared to $15.5 million at December 31, 2018, with resulting allowance to total loan ratios of 1.15 percent and 1.19 percent, respectively.  Net charge-offs amounted to $1.2 million for 2019, compared to $118 thousand for 2018.  The following table is a summary of the changes to the allowance for loan losses for the past five years, including net charge-offs to average loan ratios for each major loan category:

	For the years ended December 31,
(In thousands, except percentages)	2019	2018	2017	2016	2015
Balance, beginning of year	$15,488	$13,556	$12,579	$12,759	$12,551
Provision charged to expense	2,100	2,050	1,650	1,220	500
Charge-offs:
SBA loans held for investment	535	354	293	557	370
Commercial loans	501	10	227	775	898
Residential mortgage loans	205	—	55	101	50
Consumer loans	1	22	336	30	130
Total charge-offs	1,242	386	911	1,463	1,448
Recoveries:
SBA loans held for investment	23	72	121	33	54
Commercial loans	16	30	102	29	1,052
Residential mortgage loans	—	13	12	—	49
Consumer loans	10	153	3	1	1
Total recoveries	49	268	238	63	1,156
Total net charge-offs	1,193	118	673	1,400	292
Balance, end of year	$16,395	$15,488	$13,556	$12,579	$12,759
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans:
SBA loans held for investment	1.05%	0.47%	0.29%	0.92%	0.62%
Commercial loans	0.07	—	0.02	0.15	(0.04)
Residential mortgage loans	0.05	—	0.01	0.04	—
Consumer loans	(0.01)	(0.11)	0.32	0.03	0.19
Total loans	0.09	0.01	0.06	0.15	0.04
Allowance to total loans	1.15	1.19	1.16	1.29	1.44
Allowance to nonperforming loans	290.23%	225.35%	452.77%	173.82%	175.74%

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

	2019		2018		2017		2016		2015
(In thousands, except percentages)	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans	Reserve amount	% of loans to total loans
Balance applicable to:
SBA loans held for investment	$1,079	2.5%	$1,655	3.0%	$1,471	3.8%	$1,576	4.4%	$1,961	4.4%
Commercial loans	9,722	53.7	8,705	53.2	7,825	53.7	7,302	55.0	7,050	55.6
Residential mortgage loans	4,254	32.8	3,900	33.4	3,130	31.2	2,593	29.7	2,769	29.8
Consumer loans	1,340	10.1	1,228	9.5	1,130	9.4	925	9.4	817	8.7
Unallocated	—	—	—	—	—	—	183	—	162	—
Total loans held for investment	16,395	99.1	15,488	99.1	13,556	98.1	12,579	98.5	12,759	98.5
SBA loans held for sale	—	0.9	—	0.9	—	1.9	—	1.5	—	1.5
Total loans	$16,395	100.0%	$15,488	100.0%	$13,556	100.0%	$12,579	100.0%	$12,759	100.0%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At December 31, 2019, a $273 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.

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

The following table shows period-end deposits and the concentration of each category of deposits for the past three years:

	2019		2018		2017
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$279,793	22.4%	$270,152	22.4%	$256,119	24.6%
Interest-bearing demand deposits	176,335	14.1	185,792	15.4	164,997	15.8
Savings deposits	389,795	31.2	394,727	32.6	396,557	38.0
Time deposits	404,191	32.3	357,016	29.6	225,464	21.6
Total deposits	$1,250,114	100.0%	$1,207,687	100.0%	$1,043,137	100.0%

Total deposits increased $42.4 million to $1.3 billion at December 31, 2019, from $1.2 billion at December 31, 2018.  This increase in deposits was due to increases of $47.2 million and $9.6 million in time deposits and noninterest-bearing demand deposits, respectively, partially offset by decreases of $9.5 million and $4.9 million in interest-bearing demand deposits and savings deposits, repectively.

The Company’s deposit composition at December 31, 2019, consisted of 32.3 percent time deposits, 31.2 percent savings deposits, 22.4 percent noninterest-bearing demand deposits and 14.1 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2018 reflects a 2.7 percent increase in time deposits, offset by a 1.4 percent decrease in savings deposits and a 1.3 percent decrease in interest-bearing demand deposits.

The following table shows average deposits and the concentration of each category of deposits for the past three years:

	For the years ended December 31,
	2019		2018		2017
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$273,338	21.7%	$261,976	22.6%	$237,207	21.6%
Interest-bearing demand deposits	182,540	14.5	177,022	15.3	159,642	14.4
Savings deposits	397,122	31.4	404,613	35.0	397,250	35.7
Time deposits	409,406	32.4	314,224	27.1	219,847	28.3
Total deposits	$1,262,406	100.0%	$1,157,835	100.0%	$1,013,946	100.0%

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

Borrowed funds and subordinated debentures totaled $293.3 million and $220.3 million at December 31, 2019 and December 31, 2018, respectively, and are broken down in the following table:

(In thousands)	December 31, 2019	December 31, 2018
FHLB borrowings:
Fixed rate advances	$40,000	$—
Adjustable rate advances	50,000	50,000
Overnight advances	193,000	160,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$293,310	$220,310

Borrowed funds increased $73.0 million from prior year-end due to a $40.0 million increase in FHLB fixed rate advances and a $33.0 million increase in FHLB overnight borrowings during the year ended December 31, 2019.

FHLB Borrowings

At December 31, 2019, the Company had $40.0 million in fixed rate advances, compared to no advances at December 31, 2018. The terms of this transaction are as follows:

•	A $40.0 million FHLB borrowing with a maturity date of August 22, 2024, at a rate of 1.810%.

At December 31, 2019 and December 31, 2018, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million advances and one $10.0 million advance. These ARC advances roll over every six months. The Company has opted to hedge rates in a fluctuating rate environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The terms of these transactions are as follows:

•
A $20.0 million ARC FHLB borrowing with a maturity date of January 6. 2020, at a rate of 3 month LIBOR plus 0.150%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.198% and matures on July 5, 2021.

•
A $10.0 million ARC FHLB borrowing with a maturity date of February 18, 2020, at a rate of 3 month LIBOR plus 0.140%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.243% that matures on February 16, 2021.

•
A $20.0 million ARC FHLB borrowing with a maturity date of June 9, 2020, at a rate of 3 month LIBOR plus 0.025%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.755% and matures on December 7, 2020.

At December 31, 2019, there were FHLB overnight borrowings of $193.0 million at a rate of 1.810%, compared to $160.0 million at a rate of 2.600% at December 31, 2018.

In December 2019, the FHLB issued a $12.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At December 31, 2019, the Company had $219.7 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Company, issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 3.518% at December 31, 2019 and 4.414% at December 31, 2018. At December 31, 2018, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 2.475%. The swap instrument matured on February 16, 2019. A new swap instrument was implemented on July 5, 2019, which modified the borrowing to a 3 year fixed rate at 3.435%.

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

The following table sets forth the gap ratio at December 31, 2019.  Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity.  Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds.  Core deposits such as interest-bearing demand, savings and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates.

(In thousands, except percentages)	Under six months	Six months through one year	More than one year through three years	More than three years through five years	More than five years through ten years	More than ten years and not repricing	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$21,106	$21,106
Federal funds sold, interest-bearing deposits and repos	135,195	—	1,715	—	—	—	136,910
Federal Home Loan Bank stock	—	—	—	—	—	14,184	14,184
Securities	15,888	5,500	23,567	8,507	7,118	5,984	66,564
Loans	419,808	165,359	438,337	282,343	72,659	47,052	1,425,558
Allowance for loan losses	—	—	—	—	—	(16,395)	(16,395)
Other assets	—	—	—	—	—	71,015	71,015
Total assets	$570,891	$170,859	$463,619	$290,850	$79,777	$142,946	$1,718,942
Liabilities and shareholders' equity:
Noninterest-bearing demand deposits	$—	$—	$—	$—	$—	$279,793	$279,793
Savings and interest-bearing demand deposits	268,857	—	79,310	108,453	109,510	—	566,130
Time deposits	104,428	131,782	159,946	7,667	368	—	404,191
Borrowed funds and subordinated debentures	193,000	20,000	40,000	40,000	—	310	293,310
Other liabilities	—	—	—	—	—	14,809	14,809
Shareholders' equity	—	—	—	—	—	160,709	160,709
Total liabilities and shareholders' equity	$566,285	$151,782	$279,256	$156,120	$109,878	$455,621	$1,718,942
Gap	4,606	19,077	184,363	134,730	(30,101)	(312,675)
Cumulative gap	4,606	23,683	208,046	342,776	312,675	—
Cumulative gap to total assets	0.3%	1.4%	12.1%	19.9%	18.2%	—

At December 31, 2019, there was a six-month asset-sensitive gap of $4.6 million and a one-year asset-sensitive gap of $23.7 million, as compared to a six-month liability-sensitive gap of $39.2 million and a one-year asset-sensitive gap of $37.7 million at December 31, 2018.  The six-month and one-year cumulative gap to total assets ratios were within the Board-approved guidelines of +/- 20 percent.

Other models are also used in conjunction with the static gap table, which is not able to capture the risk of changing spread relationships over time, the effects of projected growth in the balance sheet or dynamic decisions such as the modification of investment maturities as a rate environment unfolds.  For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are combined to produce a range of potential income results.  Net interest income is managed within guideline ranges for interest rates rising or falling by 200 basis points.  Results outside of guidelines require action by the RMC to correct the imbalance.  Simulations are typically created over a 12 to 24 month time horizon.  At December 31, 2019, these simulations show that with a 200 basis point rate increase over a 12 month period, net interest income would increase by approximately $522 thousand, or 0.9 percent.  A 200 basis point rate decline over a 12 month period would decrease net interest income by approximately $1.8 million or 2.9 percent.  These variances in net interest income are within the Board-approved guidelines of +/- 10 percent.

Finally, to measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the RMC.  The Company’s variance in the economic value of equity with rate shocks of 200 basis points is a decline of 1.8 percent in a rising rate environment and a decrease of 1.9 percent in a falling rate environment at December 31, 2019.  At December 31, 2018, the Company’s variance in the economic value of equity with rate shocks of 200 basis points is a decline of 6.0 percent in a rising rate environment and a decrease of 2.9 percent in a falling rate environment.  The variance in the EVPE at December 31, 2019 and 2018 were within the Board-approved guidelines in place at the time of +/- 20 percent.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  As the Consolidated Bank comprises the majority of the assets of the Company, this Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity.  At December 31, 2019, the balance of cash and cash equivalents was $158.0 million, an increase of $12.5 million from December 31, 2018.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $33.2 million and $38.6 million in net cash for the years ended December 31, 2019 and 2018.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $133.1 million and $140.7 million in net cash for the years ended December 31, 2019 and 2018, respectively.  Cash was primarily used to fund new loans, purchase FHLB stock and securities, partially offset by cash inflows from proceeds from the redemption of FHLB stock.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $64.3 million and $46.7 million at December 31, 2019 and December 31, 2018, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $14.2 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $13.5 million and $11.2 million at December 31, 2019 and December 31, 2018, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $272.8 million to its borrowers as of December 31, 2019, compared to $289.9 million at December 31, 2018.  At December 31, 2019, $119.2 million of these commitments expire within one year, compared to $161.1 million at December 31, 2018.  The Company had $4.8 million and $5.7 million in standby letters of credit at December 31, 2019 and December 31, 2018, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $112.4 million and $97.3 million in net cash for the years ended December 31, 2019 and 2018, respectively, primarily due to an increase in the Company’s borrowings and deposits, partially offset by the Company’s repayment of borrowings.

•
Deposits.  As of December 31, 2019, deposits included $123.3 million of Government deposits, as compared to $121.9 million at year end 2018. These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $92.7 million of deposits from eight municipalities with account balances in excess of $5.0 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $283.0 million and $210.0 million as of December 31, 2019 and 2018, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged.  At December 31, 2019, pledging provided an additional $219.7 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At December 31, 2019, the Parent Company had $2.3 million in cash and cash equivalents and $1.4 million in investment securities valued at fair market value, compared to $1.2 million in cash and cash equivalents and $1.2 million in investment securities at December 31, 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of December 31, 2019:

(In thousands)	One year or less	One to three years	Three to five years	Over five years	Total
Off-balance sheet arrangements:
Standby letters of credit	$4,025	$—	$—	$799	$4,824
Contractual obligations:
Time deposits	236,210	159,946	7,667	368	404,191
Borrowed funds and subordinated debentures	243,000	—	40,000	10,310	293,310
Purchase obligations	2,062	4,124	2,234	—	8,420
Total off-balance sheet arrangements and contractual obligations	$485,297	$164,070	$49,901	$11,477	$710,745

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

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $22.2 million to $160.7 million at December 31, 2019 compared to $138.5 million at December 31, 2018, primarily due to net income of $23.7 million. Other items impacting shareholders’ equity included $3.3 million in dividends paid on common stock, $1.5 million from the issuance of common stock under employee benefit plans and $311 thousand in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

For additional information on shareholders’ equity, see Note 13 to the Consolidated Financial Statements.

Federal regulators have classified and defined capital into the following components: (1) tier 1 capital, which includes tangible shareholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) tier 2 capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt,  preferred stock and hybrid instruments which do not qualify as tier 1 capital.  Minimum capital levels are regulated by risk-based capital adequacy guidelines, which require the Bank to maintain certain capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-weighted assets).  A bank is required to maintain, at a minimum, tier 1 capital as a percentage of risk-weighted assets of 4 percent and combined tier 1 and tier 2 capital as a percentage of risk-weighted assets of 8 percent.  In addition, banks are required to meet a leverage capital requirement, which measures tier 1 capital against average assets.  Banks which are highly rated and not experiencing significant growth are required to maintain a leverage ratio of 4 percent while all other banks are expected to maintain a leverage ratio 1 to 2 percentage points higher.  Finally, the Bank is required to maintain a ratio of common equity tier 1 capital, consisting solely of common equity, to risk-weighted assets of at least 4.5%. Under the FRB's small bank holding company policy, bank holding companies with less than $3.0 billion in consolidated assets, like the Parent Company, are not subject to consolidated capital requirements.

The following table summarizes the Company’s and the Bank’s regulatory capital ratios at December 31, 2019 and 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed “well-capitalized.”

	At December 31, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.59%	10.15%	4.00%		5.00%
CET1	11.59%	11.81%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	8.50%	(1)	8.00%
Total risk-based capital ratio	13.06%	12.58%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		Bank
Leverage ratio	9.90%	9.52%	4.000%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

For additional information on regulatory capital, see Note 18 to the Consolidated Financial Statements.

Forward-Looking Statements

This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader in understanding anticipated future financial performance.  These statements involve certain risks, uncertainties, estimates and assumptions by management.

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to those listed under “Item 1A - Risk Factors” in this Annual Report; the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in tax, accounting or regulatory practices and requirements; and technological changes.  Although management has taken certain steps to mitigate the negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on future profitability.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2019, contains a summary of the Company’s significant accounting policies.  Management believes the Company’s policies with respect to the methodology for the determination of the other-than-temporary impairment on securities, servicing assets, allowance for loan losses, and income taxes involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  These critical policies are periodically reviewed with the Audit Committee and the Board of Directors.

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

For additional information on income taxes, see Note 16 to the Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8.  Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$21,106	$20,028
Federal funds sold, interest-bearing deposits and repos	136,910	125,487
Cash and cash equivalents	158,016	145,515
Securities:
Debt securities available for sale (amortized cost of $63,883 and $47,762 in 2019 and 2018, respectively)	64,275	46,713
Securities held to maturity (fair value of $0 and $14,802 in 2019 and 2018, respectively)	—	14,875
Equity securities with readily determinable fair values (amortized cost of $2,218 and $2,394 in 2019 and 2018, respectively)	2,289	2,144
Total securities	66,564	63,732
Loans:
SBA loans held for sale	13,529	11,171
SBA loans held for investment	35,767	39,333
Commercial loans	765,032	694,102
Residential mortgage loans	467,706	436,056
Consumer loans	143,524	123,904
Total loans	1,425,558	1,304,566
Allowance for loan losses	(16,395)	(15,488)
Net loans	1,409,163	1,289,078
Premises and equipment, net	21,315	23,371
Bank owned life insurance ("BOLI")	26,323	24,710
Deferred tax assets, net	5,559	5,350
Federal Home Loan Bank ("FHLB") stock	14,184	10,795
Accrued interest receivable	6,984	6,399
Other real estate owned ("OREO")	1,723	56
Goodwill	1,516	1,516
Prepaid expenses and other assets	7,595	8,635
Total assets	$1,718,942	$1,579,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$279,793	$270,152
Interest-bearing demand	176,335	185,792
Savings	389,795	394,727
Time, under $100,000	195,446	184,022
Time, $100,000 to $250,000	126,192	116,147
Time, $250,000 and over	82,553	56,847
Total deposits	1,250,114	1,207,687
Borrowed funds	283,000	210,000
Subordinated debentures	10,310	10,310
Accrued interest payable	455	406
Accrued expenses and other liabilities	14,354	12,266
Total liabilities	1,558,233	1,440,669
Shareholders' equity:
Common stock, no par value, 12,500 shares authorized, 10,881 shares issued and outstanding in 2019; 10,780 shares issued and outstanding in 2018	90,113	88,484
Retained earnings	70,442	50,161
Accumulated other comprehensive income (loss)	154	(157)
Total shareholders' equity	160,709	138,488
Total liabilities and shareholders' equity	$1,718,942	$1,579,157

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$906	$773	$851
FHLB stock	385	462	370
Securities:
Taxable	1,926	1,907	2,029
Tax-exempt	104	117	159
Total securities	2,030	2,024	2,188
Loans:
SBA loans	3,780	4,338	3,805
Commercial loans	37,577	33,886	28,150
Residential mortgage loans	22,483	18,837	14,650
Consumer loans	8,487	6,943	5,296
Total loans	72,327	64,004	51,901
Total interest income	75,648	67,263	55,310
INTEREST EXPENSE
Interest-bearing demand deposits	1,795	1,202	665
Savings deposits	4,497	3,871	2,738
Time deposits	9,460	5,903	3,278
Borrowed funds and subordinated debentures	2,303	2,540	2,772
Total interest expense	18,055	13,516	9,453
Net interest income	57,593	53,747	45,857
Provision for loan losses	2,100	2,050	1,650
Net interest income after provision for loan losses	55,493	51,697	44,207
NONINTEREST INCOME
Branch fee income	1,502	1,519	1,384
Service and loan fee income	1,965	2,130	2,100
Gain on sale of SBA loans held for sale, net	909	1,680	1,617
Gain on sale of mortgage loans, net	2,090	1,719	1,530
BOLI income	588	975	469
Net security gains (losses)	373	(199)	62
Gain on sale of premises and equipment	766	—	—
Other income	1,346	1,207	1,108
Total noninterest income	9,539	9,031	8,270
NONINTEREST EXPENSE
Compensation and benefits	20,666	20,119	17,117
Occupancy	2,650	2,739	2,381
Processing and communications	2,924	2,788	2,551
Furniture and equipment	2,894	2,348	2,079
Professional services	1,061	934	1,022
Loan collection and OREO expenses (recoveries)	41	(361)	463
Other loan expenses	272	208	186
Deposit insurance	301	782	546
Advertising	1,358	1,411	1,179
Director fees	673	671	637
Other expenses	1,877	1,782	1,883
Total noninterest expense	34,717	33,421	30,044
Income before provision for income taxes	30,315	27,307	22,433
Provision for income taxes	6,662	5,388	9,540
Net income	$23,653	$21,919	$12,893
Net income per common share - Basic	$2.18	$2.04	$1.22
Net income per common share - Diluted	$2.14	$2.01	$1.20
Weighted average common shares outstanding - Basic	10,845	10,726	10,558
Weighted average common shares outstanding - Diluted	11,029	10,916	10,749

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2019
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$30,315	$6,662	$23,653
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	1,814	482	1,332
Less: reclassification adjustment for gains on securities included in net income	373	78	295
Total unrealized gains on securities available for sale	1,441	404	1,037
Adjustments related to defined benefit plan:
Amortization (accretion) of prior service cost	83	(53)	136
Total adjustments related to defined benefit plan	83	(53)	136
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,195)	(333)	(862)
Total unrealized losses on cash flow hedges	(1,195)	(333)	(862)
Total other comprehensive income	329	18	311
Total comprehensive income	$30,644	$6,680	$23,964

	For the year ended December 31, 2018
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$27,307	$5,388	$21,919
Other comprehensive loss
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(756)	(225)	(531)
Less: reclassification adjustment for losses on securities included in net income	(183)	(38)	(145)
Total unrealized losses on securities available for sale	(573)	(187)	(386)
Adjustments related to defined benefit plan:
Amortization (accretion) of prior service cost	83	173	(90)
Total adjustments related to defined benefit plan	83	173	(90)
Net unrealized gains from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	25	(123)	148
Total unrealized gains (losses) on cash flow hedges	25	(123)	148
Total other comprehensive loss	(465)	(137)	(328)
Total comprehensive income	$26,842	$5,251	$21,591

	For the year ended December 31, 2017
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$22,433	$9,540	$12,893
Other comprehensive income
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(152)	(18)	(134)
Less: reclassification adjustment for gains on securities included in net income	62	22	40
Total unrealized losses on securities available for sale	(214)	(40)	(174)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	33	50
Total adjustments related to defined benefit plan	83	33	50
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	204	34	170
Total unrealized gains on cash flow hedges	204	34	170
Total other comprehensive income	73	27	46
Total comprehensive income	$22,506	$9,567	$12,939

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Retained earnings (2)	Accumulated other comprehensive income (loss)	Total Shareholders' equity
(In thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2016	10,477	$85,383	$20,748	$160	$106,291
Net income			12,893		12,893
Other comprehensive income, net of tax				46	46
Dividends on common stock ($0.23 per share)		144	(2,524)		(2,380)
Common stock issued and related tax effects (1)	138	1,255			1,255
Balance, December 31, 2017	10,615	86,782	31,117	206	118,105
Net income			21,919		21,919
Other comprehensive loss, net of tax				(328)	(328)
Dividends on common stock ($0.27 per share)		107	(2,910)		(2,802)
Common stock issued and related tax effects (1)	165	1,595			1,595
Retained earnings impact due to adoption of ASU 2016-01 (3)			(40)	40	—
Tax rate adjustment to AOCI (4)			75	(75)	—
Balance, December 31, 2018	10,780	88,484	50,161	(157)	138,488
Net income			23,653		23,653
Other comprehensive income, net of tax				311	311
Dividends on common stock ($0.31 per share)		117	(3,372)		(3,255)
Common stock issued and related tax effects (1)	101	1,512			1,512
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$160,709

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2) 2017 includes the impact of implementing ASU 2016-09, “Compensation - Stock Compensation (Topic 718),” which resulted in a cumulative-effect adjustment of $498 thousand to retained earnings.
(3) As a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $40 thousand of gains (losses) on available for sale equity securities sitting in accumulated other comprehensive income to retained earnings.
(4) As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $75 thousand from accumulated other comprehensive income to retained earnings.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$23,653	$21,919	$12,893
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	2,050	1,650
Net amortization of purchase premiums and discounts on securities	189	220	290
Depreciation and amortization	1,619	1,937	1,238
Deferred income tax (benefit) expense	(299)	(1,262)	1,546
Net security (gains) losses	(52)	4	(62)
Stock compensation expense	1,271	1,053	746
(Gain) loss on sale of OREO	(16)	(169)	245
Valuation writedowns on OREO	—	—	151
Gain on sale of mortgage loans held for sale, net	(2,143)	(1,390)	(1,699)
Gain on sale of SBA loans held for sale, net	(909)	(1,680)	(1,617)
Origination of mortgage loans held for sale	(120,173)	(80,729)	(82,088)
Origination of SBA loans held for sale	(10,246)	(9,510)	(24,394)
Proceeds from sale of mortgage loans held for sale, net	122,316	82,119	83,787
Proceeds from sale of SBA loans held for sale, net	15,768	23,939	20,998
BOLI income	(588)	(975)	(469)
Gain on sale of premises and equipment	(766)	—	—
Net change in other assets and liabilities	1,480	1,064	1,234
Net cash provided by operating activities	33,204	38,590	14,449
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	—	(163)
Purchase of equity securities	—	(1,133)	—
Purchases of securities available for sale	(13,084)	(579)	(29,382)
Purchases of FHLB stock, at cost	(90,644)	(72,115)	(17,408)
Maturities and principal payments on securities held to maturity	633	1,393	4,278
Maturities and principal payments on securities available for sale	5,441	5,396	13,220
Proceeds from sales of securities held to maturity	—	—	529
Proceeds from sales of equity securities	198	—	—
Proceeds from sales of securities available for sale	5,606	—	2,777
Proceeds from redemption of FHLB stock	87,255	74,183	10,583
Proceeds from sale of OREO	269	440	1,034
Net increase in loans	(128,876)	(147,223)	(193,592)
Proceeds from BOLI	—	492	—
Purchase of BOLI	(1,025)	—	(10,000)
Proceeds from sale of premises and equipment	1,821	—	—
Purchases of premises and equipment	(709)	(1,507)	(1,509)
Net cash used in investing activities	(133,115)	(140,653)	(219,633)
FINANCING ACTIVITIES
Net increase in deposits	42,427	164,550	97,414
Proceeds from new borrowings	283,000	210,000	220,000
Repayments of borrowings	(210,000)	(275,000)	(66,000)
Proceeds from exercise of stock options	453	576	509
Market value of shares withheld to cover employee tax liability	(213)	—	—
Dividends on common stock	(3,255)	(2,802)	(2,380)

Net cash provided by financing activities	112,412	97,324	249,543
Increase (decrease) in cash and cash equivalents	12,501	(4,739)	44,359
Cash and cash equivalents, beginning of year	145,515	150,254	105,895
Cash and cash equivalents, end of year	$158,016	$145,515	$150,254
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$18,006	$13,546	$9,447
Income taxes paid	8,222	5,941	7,002
Noncash investing activities:
Transfer of securities held to maturity to available for sale	14,221	—	—
Establishment of lease liability and right-of-use asset	3,234	—	—
Transfer of SBA loans held for sale to held to maturity	—	—	13
Capitalization of servicing rights	643	938	172
Transfer of loans to OREO	2,151	127	872

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

Premises and Equipment, net

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

Accrued Interest Receivable

Accrued interest receivable consists of amounts earned on investments and loans. The Company recognizes accrued interest receivable as it is earned.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2019.

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

Derivative Instruments and Hedging Activities

We use financial derivatives as part of our overall asset and liability risk management process to help manage exposure to market risk inherent in our business activities. The Company's derivative instruments currently consist of cash flow hedges.

We recognize all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement of Cash Flows.

For cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

For additional information on derivative instruments and hedging activities, see Note 9 to the Consolidated Financial Statements.

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

For additional information on income taxes, see Note 16 to the Consolidated Financial Statements.

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

For additional information on net income per share, see Note 17 to the Consolidated Financial Statements.

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

For additional information on the Company’s stock-based compensation, see Note 19 to the Consolidated Financial Statements.

Fair Value

The Company follows FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.

For additional information on the fair value of the Company’s financial instruments, see Note 20 to the Consolidated Financial Statements.

Other Comprehensive Income

Other comprehensive income consists of the change in unrealized gains (losses) on SERP, securities available for sale and swap related items that were reported as a component of shareholders’ equity, net of tax.

For additional information on other comprehensive income, see Note 12 to the Consolidated Financial Statements.

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

In May 2019, FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocable elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, "Financial Instruments - Credit Losses - Measured at Amortized Costs." An exception to this is held-to-maturity debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates." ASU 2019-10 was issued to defer the effective dates for certain guidance in its Accounting Standard Codification ("ASC") for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, "Financial Instruments - Credit Losses", for entities eligible to be smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In November 2019, FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU 2019-11 was issued to address issues raise by stakeholders during the implementation of ASU 2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for troubled debt restructurings ("TDRs") that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to addtional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provides a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. In November 2019, FASB issued ASU 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates." ASU 2019-10 was issued to defer the effective dates for certain guidance in its Accounting Standard Codification ("ASC") for certain entities. The amendments in this update amend the mandatory effective date for the elimination of Step 2 from the goodwill impairment test. The amendment maintains the Board's intentional alignment of the mandatory effective dates for Goodwill with those for Credit Losses. For entities eligible to be smaller reporting companies, as defined by the SEC, ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2022. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2019.

ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." ASU 2019-12 removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and removes the exception to the interim period income tax accounting when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies the accounting for income taxes by requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax, that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill originally was recognized, and that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public business entities, ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020.

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

2.  Restrictions on Cash

Federal law requires depository institutions to hold reserves in the form of vault cash or, if vault cash is insufficient, in the form of a deposit maintained with a Federal Reserve Bank.  The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in the FRB’s Regulation D to an institution's reservable liabilities.  As of December 31, 2019 and December 31, 2018, the Company required $25.5 million and $23.1 million of additional reserves to meet its reserve requirements.

In addition, the Company’s contract with its current electronic funds transfer (“EFT”) provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days.  The required balance was $156 thousand as of December 31, 2019 and 2018.  This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

As of December 31, 2019, Unity Risk Management, Inc. had a total cash balance of $1.9 million, compared to $1.7 million at December 31, 2018.

3.  Securities

This table provides the major components of debt securities available for sale (“AFS”), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,751	$4	$(2)	$5,753	$5,758	$—	$(116)	$5,642
State and political subdivisions	4,992	174	(12)	5,154	4,614	4	(120)	4,498
Residential mortgage-backed securities	27,698	372	(106)	27,964	27,159	74	(620)	26,613
Corporate and other securities	25,442	230	(268)	25,404	10,231	123	(394)	9,960
Total debt securities available for sale	$63,883	$780	$(388)	$64,275	$47,762	$201	$(1,250)	$46,713
Held to maturity:
U.S. Government sponsored entities	$—	$—	$—	$—	$2,527	$—	$(94)	$2,433
State and political subdivisions	—	—	—	—	951	110	—	1,061
Residential mortgage-backed securities	—	—	—	—	3,312	17	(52)	3,277
Commercial mortgage-backed securities	—	—	—	—	3,570	—	(138)	3,432
Corporate and other securities	—	—	—	—	4,515	84	—	4,599
Total securities held to maturity	$—	$—	$—	$—	$14,875	$211	$(284)	$14,802
Equity securities:
Total equity securities	$2,218	$142	$(71)	$2,289	$2,394	$—	$(250)	$2,144

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at December 31, 2019 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$1,752	1.75%	$4,001	1.83%	$—	—%	$—	—%	$5,753	1.81%
State and political subdivisions	195	3.80	601	3.92	3,345	3.41	1,013	2.74	5,154	3.35
Residential mortgage-backed securities	3	4.79	375	2.33	2,475	2.47	25,111	2.75	27,964	2.72
Corporate and other securities	—	—	3,816	3.34	16,354	4.84	5,234	5.07	25,404	4.66
Total debt securities available for sale	$1,950	1.96%	$8,793	2.65%	$22,174	4.36%	$31,358	3.13%	$64,275	3.46%
Equity securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,289	2.21%	$2,289	2.21%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$—	$—	$1,995	$(2)	$1,995	$(2)
State and political subdivisions	1	—	—	1,013	(12)	1,013	(12)
Residential mortgage-backed securities	10	3,707	(27)	4,996	(79)	8,703	(106)
Corporate and other securities	6	3,366	(13)	3,735	(255)	7,101	(268)
Total temporarily impaired securities	18	$7,073	$(40)	$11,739	$(348)	$18,812	$(388)

	December 31, 2018
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	5	$—	$—	$5,642	$(116)	$5,642	$(116)
State and political subdivisions	4	—	—	3,129	(120)	3,129	(120)
Residential mortgage-backed securities	31	4,445	(23)	20,480	(597)	24,925	(620)
Corporate and other securities	5	971	(30)	5,787	(364)	6,758	(394)
Total temporarily impaired securities	45	$5,416	$(53)	$35,038	$(1,197)	$40,454	$(1,250)
Held to maturity:
U.S. Government sponsored entities	2	$—	$—	$2,434	$(94)	$2,434	$(94)
Residential mortgage-backed securities	5	1,277	(15)	821	(37)	2,098	(52)
Commercial mortgage-backed securities	2	—	—	3,432	(138)	3,432	(138)
Total temporarily impaired securities	9	$1,277	$(15)	$6,687	$(269)	$7,964	$(284)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of December 31, 2019.  There was no other-than-temporary impairment on these securities at December 31, 2018.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2019 or December 31, 2018.

Corporate and other securities: Included in this category are corporate and other debt securities.  The unrealized losses on corporate and other debt securities were due to widening credit spreads.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of December 31, 2019 or December 31, 2018. The contractual terms do not allow the securities to be settled at a price less than the par value.  Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of December 31, 2019 or December 31, 2018.

Realized Gains and Losses

Gross realized gains and losses on securities for the past three years are detailed in the table below:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Available for sale:
Realized gains	$35	$—	$89
Realized losses	—	(4)	(61)
Total debt securities available for sale	35	(4)	28
Held to maturity:
Realized gains	—	—	38
Realized losses	—	—	(4)
Total securities held to maturity	—	—	34
Net gains (losses) on sales of securities	$35	$(4)	$62

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains.  There were$35 thousand of gross realized gains in 2019, compared to no gross realized gains in 2018 and gross realized gains of $127 thousand in 2017.  There were no gross realized losses in 2019, compared to gross realized losses of $4 thousand in 2018 and $65 thousand in 2017.

•
The net gain during 2019 is attributed to the sale of two commercial mortgage-backed securities with a total book value of $3.5 million and resulting gains of $64 thousand offset by the sale of two agency securities with a total book value of $2.1 million and resulting losses of $29 thousand.

•	The net loss during 2018 is attributed to the partial call of one tax-exempt municipal security with a book value of $174 thousand which resulted in a loss of $4 thousand.

•
The net gains during 2017 are attributed to the sale of three mortgage-backed securities with a total book value of $1.2 million and resulting gains of $71 thousand, the sale of one taxable security with a book value of $529 thousand and resulting gains of $38 thousand, the call of two asset-backed securities totaling $3.5 million in book value, resulting in gains of $3 thousand, and the call of four municipal tax-exempt securities with a total book value of $500 thousand and resulting gains of $15 thousand, partially offset by the sale of two mortgage-backed securities with book values of $1.6 million which resulted in a loss of $58 thousand, and the call of two corporate bonds with a book value of $3.0 million and resulting losses of $7 thousand.

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

The company follows ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which aims to simplify accounting for financial instruments and to converge the guidance between U.S. GAAP and IFRS. ASU 2016-01 also includes guidance on how entities account for equity investments, present and disclose financial instruments, and measure the valuation allowance on deferred tax assets related to available-for-sale debt securities. The guidance in ASU 2016-01 requires an entity to disaggregate the net gains and losses on the equity investments recognized in the income statement during a reporting period into realized and unrealized gains and losses. As a result, equity securities are no longer carried at fair value through other comprehensive income ("OCI") or by applying the cost method to those equity securities that do not have readily determinable values. Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income. The Company adopted this standard as of January 1, 2018.

The following is a summary of the gains and losses recognized in net income on equity securities for the past two years:

	For the year ended December 31,
(In thousands)	2019	2018
Net gains (losses) recognized during the period on equity securities	$321	$(195)
Net gains recognized on equity securities sold during the period	17	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$338	$(195)

Pledged Securities

Securities with a carrying value of $4.0 million and $4.3 million at December 31, 2019 and December 31, 2018, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

4.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses for the past two years:

(In thousands)	December 31, 2019	December 31, 2018
SBA loans held for investment	$35,767	$39,333
Commercial loans
SBA 504 loans	26,726	29,155
Commercial other	112,014	104,587
Commercial real estate	578,643	510,370
Commercial real estate construction	47,649	49,990
Residential mortgage loans	467,706	436,056
Consumer loans
Home equity	69,589	59,887
Consumer other	73,935	64,017
Total loans held for investment	$1,412,029	$1,293,395
SBA loans held for sale	13,529	11,171
Total loans	$1,425,558	$1,304,566

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2019:

	December 31, 2019
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,202	$1,115	$450	$35,767
Commercial loans
SBA 504 loans	24,878	1,808	40	26,726
Commercial other	107,220	3,361	1,433	112,014
Commercial real estate	576,326	758	1,559	578,643
Commercial real estate construction	47,649	—	—	47,649
Total commercial loans	756,073	5,927	3,032	765,032
Total SBA and commercial loans	$790,275	$7,042	$3,482	$800,799
	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$463,770	$3,936	$467,706
Consumer loans
Home equity		69,589	—	69,589
Consumer other		73,915	20	73,935
Total consumer loans		143,504	20	143,524
Total residential mortgage and consumer loans		$607,274	$3,956	$611,230

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,048	$—	$—	$1,164	$2,212	$33,555	$35,767
Commercial loans
SBA 504 loans	—	1,808	—	—	1,808	24,918	26,726
Commercial other	71	—	—	316	387	111,627	112,014
Commercial real estate	215	—	—	213	428	578,215	578,643
Commercial real estate construction	—	—	—	—	—	47,649	47,649
Residential mortgage loans	4,383	1,676	930	3,936	10,925	456,781	467,706
Consumer loans
Home equity	1,446	178	—	—	1,624	67,965	69,589
Consumer other	—	113	—	20	133	73,802	73,935
Total loans held for investment	$7,163	$3,775	$930	$5,649	$17,517	$1,394,512	$1,412,029
SBA loans held for sale	—	—	—	—	—	13,529	13,529
Total loans	$7,163	$3,775	$930	$5,649	$17,517	$1,408,041	$1,425,558

(1)	At December 31, 2019, nonaccrual loans included $59 thousand of loans guaranteed by the SBA.

	December 31, 2018
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$1,560	$1,560	$37,773	$39,333
Commercial loans
SBA 504 loans	—	—	—	—	—	29,155	29,155
Commercial other	—	—	—	30	30	104,557	104,587
Commercial real estate	301	—	—	1,046	1,347	509,023	510,370
Commercial real estate construction	—	—	—	—	—	49,990	49,990
Residential mortgage loans	3,801	1,204	98	4,211	9,314	426,742	436,056
Consumer loans
Home equity	396	—	—	26	422	59,465	59,887
Consumer other	300	—	—	—	300	63,717	64,017
Total loans held for investment	$4,798	$1,204	$98	$6,873	$12,973	$1,280,422	$1,293,395
SBA loans held for sale	—	—	—	—	—	11,171	11,171
Total loans	$4,798	$1,204	$98	$6,873	$12,973	$1,291,593	$1,304,566

(1)	At December 31, 2018, nonaccrual loans included $89 thousand of loans guaranteed by the SBA.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings.  Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,224	$1,064	$—
Commercial loans
Commercial real estate	213	213	—
Total commercial loans	213	213	—
Total impaired loans with no related allowance	1,437	1,277	—
With an allowance:
SBA loans held for investment (1)	157	41	41
Commercial loans
Commercial other	816	316	316
Commercial real estate	705	705	57
Total commercial loans	1,521	1,021	373
Total impaired loans with a related allowance	1,678	1,062	414
Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,381	1,105	41
Commercial loans
Commercial other	816	316	316
Commercial real estate	918	918	57
Total commercial loans	1,734	1,234	373
Total individually evaluated impaired loans	$3,115	$2,339	$414

(1)	Balances are reduced by amount guaranteed by the SBA of $59 thousand at December 31, 2019.

	December 31, 2018
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$359	$353	$—
Commercial loans
Commercial real estate	1,046	1,046	—
Total commercial loans	1,046	1,046	—
Total impaired loans with no related allowance	1,405	1,399	—
With an allowance:
SBA loans held for investment (1)	1,257	1,118	540
Commercial loans
Commercial other	30	30	30
Commercial real estate	745	745	97
Total commercial loans	775	775	127
Total impaired loans with a related allowance	2,032	1,893	667
Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,616	1,471	540
Commercial loans
Commercial other	30	30	30
Commercial real estate	1,791	1,791	97
Total commercial loans	1,821	1,821	127
Total individually evaluated impaired loans	$3,437	$3,292	$667

(1)	Balances are reduced by amount guaranteed by the SBA of $89 thousand at December 31, 2018.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the years ended December 31, 2019, 2018 and 2017.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized.  The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the years ended December 31,
	2019		2018		2017
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$679	$17	$1,063	$3	$668	$47
Commercial loans
SBA 504 loans	—	—	—	—	82	—
Commercial other	264	6	12	—	25	—
Commercial real estate	1,258	36	2,092	100	685	43
Total	$2,201	$59	$3,167	$103	$1,460	$90

(1)	Balances are reduced by the average amount guaranteed by the SBA of $124 thousand, $85 thousand and $318 thousand for years ended December 31, 2019, 2018 and 2017, respectively.

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

The company had one performing TDR with a balance of $705 thousand and $745 thousand as of December 31, 2019 and December 31, 2018, respectively, which was included in the impaired loan numbers as of such dates. At December 31, 2019, and December 31, 2018, there were specific reserves on the performing TDR of $57 thousand and $97 thousand, respectively. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the years ended December 31, 2019 or 2018. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets.  The total amount of such loans serviced, but owned by third party investors, amounted to approximately $130.6 million and $143.7 million at December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, the carrying value, which approximates fair value, of servicing assets was $2.0 million and $2.4 million, respectively, and is included in Other Assets.  The fair value of SBA servicing assets was determined using a discount rate of 15%, constant prepayment speeds ranging from 15% to 18%, and interest strip multiples ranging from 2.08% to 3.80%, depending on each individual credit.  The fair value of mortgage servicing assets was determined using a discount rate of 12% and the present value of excess servicing over 7 years.  A summary of the changes in the related servicing assets for the past three years follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Balance, beginning of year	$2,375	$1,800	$2,086
Servicing assets capitalized	643	939	172
Amortization of expense	(992)	(364)	(458)
Balance, end of year	$2,026	$2,375	$1,800

In addition, the Company had a $1.3 million and $1.5 million discount related to the retained portion of the unsold SBA loans at December 31, 2019 and 2018, respectively.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates.  These loans are subject to the Company’s normal lending policy.  An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Balance, beginning of year	$22,429	$33,109
New loans and advances	73	4,083
Loan repayments	(4,661)	(14,763)
Balance, end of year	$17,841	$22,429

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At December 31, 2019, and December 31, 2018 approximately 94% of the Company’s loan portfolio was secured by real estate.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the past three years:

	For the year ended December 31, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$—	$15,488
Charge-offs	(535)	(501)	(205)	(1)		(1,242)
Recoveries	23	16	—	10		49
Net (charge-offs) recoveries	(512)	(485)	(205)	9	—	(1,193)
Provision (credit) for loan losses charged to expense	(64)	1,502	559	103	—	2,100
Balance, end of period	$1,079	$9,722	$4,254	$1,340	$—	$16,395

	For the year ended December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$—	$13,556
Charge-offs	(354)	(10)	—	(22)	—	(386)
Recoveries	72	30	13	153	—	268
Net (charge-offs) recoveries	(282)	20	13	131	—	(118)
Provision (credit) for loan losses charged to expense	466	860	757	(33)	—	2,050
Balance, end of period	$1,655	$8,705	$3,900	$1,228	$—	$15,488

	For the year ended December 31, 2017
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Unallocated	Total
Balance, beginning of period	$1,576	$7,302	$2,593	$925	$183	$12,579
Charge-offs	(293)	(227)	(55)	(336)	—	(911)
Recoveries	121	102	12	3	—	238
Net charge-offs	(172)	(125)	(43)	(333)	—	(673)
Provision (credit) for loan losses charged to expense	67	648	580	538	(183)	1,650
Balance, end of period	$1,471	$7,825	$3,130	$1,130	$—	$13,556

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$41	$373	$—	$—	$414
Collectively evaluated for impairment	1,038	9,349	4,254	1,340	15,981
Total	$1,079	$9,722	$4,254	$1,340	$16,395
Loan ending balances:
Individually evaluated for impairment	$1,105	$1,234	$—	$—	$2,339
Collectively evaluated for impairment	34,662	763,798	467,706	143,524	1,409,690
Total	$35,767	$765,032	$467,706	$143,524	$1,412,029

	December 31, 2018
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$540	$127	$—	$—	$667
Collectively evaluated for impairment	1,115	8,578	3,900	1,228	14,821
Total	$1,655	$8,705	$3,900	$1,228	$15,488
Loan ending balances:
Individually evaluated for impairment	$1,471	$1,821	$—	$—	$3,292
Collectively evaluated for impairment	37,862	692,281	436,056	123,904	1,290,103
Total	$39,333	$694,102	$436,056	$123,904	$1,293,395

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At December 31, 2019, a $273 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $290 thousand commitment reserve at December 31, 2018.  There were no losses on unfunded loan commitments during 2019 or 2018.

6.  Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Land and buildings	$23,466	$25,214
Furniture, fixtures and equipment	11,164	10,778
Leasehold improvements	2,376	2,385
Gross premises and equipment	37,006	38,377
Less: Accumulated depreciation	(15,691)	(15,006)
Net premises and equipment	$21,315	$23,371

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.7 million and $1.6 million in 2019 and 2018, respectively.

7.  Other Assets

The detail of other assets as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Right-of-use assets	$2,792	$—
Servicing assets:
SBA servicing asset	920	1,024
Mortgage servicing asset	1,106	1,351
Prepaid expenses	969	1,061
Prepaid insurance	733	1,755
Unrealized gains on interest rate swap agreements	261	1,432
Net receivable due from SBA	127	151
Other	687	1,861
Total other assets	$7,595	$8,635

8.  Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

(In thousands)	Three months or less	More than three months through six months	More than six months through twelve months	More than twelve months	Total
At December 31, 2019:
Less than $100,000	$40,789	$14,207	$59,338	$81,112	$195,446
$100,000 or more	31,799	17,633	72,444	86,869	208,745
At December 31, 2018:
Less than $100,000	$16,758	$23,851	$42,365	$101,048	$184,022
$100,000 or more	35,085	34,674	28,717	74,518	172,994

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Balance maturing	$236,210	$142,731	$17,215	$3,890	$3,777	$368	$404,191

Time deposits with balances of $250 thousand or more totaled $82.6 million and $56.8 million at December 31, 2019 and 2018, respectively.

9.  Borrowed Funds and Subordinated Debentures

The following table presents the period-end and average balances of borrowed funds and subordinated debentures for the past three years with resultant rates:

	2019		2018		2017
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB borrowings and repurchase agreements:
At December 31,	$283,000	1.74%	$210,000	2.31%	$260,000	1.59%
Year-to-date average	103,201	1.85	121,970	1.78	110,420	1.75
Maximum outstanding	283,000		238,000		260,000
Repurchase agreements:
At December 31,	$—	—%	$—	—%	$15,000	3.67%
Year-to-date average	—	—	2,384	3.67	15,000	3.67
Maximum outstanding	—		15,000		15,000
Subordinated debentures:
At December 31,	$10,310	3.33%	$10,310	2.40%	$10,310	2.40%
Year-to-date average	10,310	3.50	10,310	2.40	10,310	2.40
Maximum outstanding	10,310		10,310		10,310

The following table presents the expected maturities of borrowed funds and subordinated debentures over the next five years:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
FHLB borrowings	$243,000	$—	$—	$—	$40,000	$—	$283,000
Subordinated debentures	—	—	—	—	—	10,310	10,310
Total borrowings	$283,000	$—	$—	$—	$40,000	$10,310	$293,310

FHLB Borrowings

FHLB borrowings at December 31, 2019 included a $193.0 million overnight line of credit advance, compared to $160.0 million at December 31, 2018.  FHLB borrowings at December 31, 2019 also consisted of one $40.0 million fixed rate advance, two $20.0 million advances, and one $10.0 million advance.  Comparatively, FHLB borrowings at December 31, 2018 consisted of two $20.0 million advances and one $10.0 million advance. The terms of these transactions at year end 2019 are as follows:

•	A $193.0 million FHLB overnight line of credit advance issued on December 31, 2019 was at a rate of 1.810% and was repaid on January 2, 2020.

•
A $20.0 million FHLB advance that was issued on December 9, 2019 and has an adjustable interest rate equal to 3 month LIBOR plus 0.025% that matures on June 9, 2020. This borrowing was swapped to a 5 year fixed rate borrowing at 1.755%.

•	A $40.0 million FHLB advance that was issued on August 22, 2019 and has a fixed interest rate at 1.810% that matures on August 22, 2024.

•
A $10.0 million FHLB advance that was issued on August 16, 2019 and has an adjustable interest rate equal to 3 month LIBOR plus 0.140% that matured on February 18, 2020. This borrowing was swapped to a 5 year fixed rate borrowing at 1.243%.

•
A $20.0 million FHLB advance that was issued on July 5, 2019 and has an adjustable interest rate equal to 3 month LIBOR plus 0.150% that matured on January 6, 2020. This borrowing was swapped to a 5 year fixed rate borrowing at 1.198%.

Subordinated Debentures

At December 31, 2019 and 2018, the Company was a party in the following subordinated debenture transactions:

•
On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036.  The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011.  The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly.  The floating interest rate was 3.518% at December 31, 2019 and 4.414% at December 31, 2018. At December 31, 2018, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate borrowing at 2.475%. The swap instrument matured on February 16, 2019. A new swap instrument was implemented on July 5, 2019, which modifies the borrowing to a 3 year fixed rate at 3.435%.

•
In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2019 and 2018, $310 thousand of the common equity securities remained.

The capital securities in the above transaction have preference over the common securities with respect to liquidation and other distributions and qualify as Tier I capital.  Under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these securities will continue to qualify as Tier 1 capital as the Company has less than $10 billion in assets.  In accordance with FASB ASC Topic 810, “Consolidation,” the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II because it is not the primary beneficiary.  The additional capital from this transaction was used to bolster the Company’s capital ratios and for general corporate purposes, including among other things, capital contributions to the Bank.

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

The Company had interest rate swaps designated as cash flow hedging instruments with a notional amount of $60.0 million at December 31, 2019 and 2018, respectively. On February 16, 2019, a $10.0 million swap instrument matured, resulting in a reduction in fair value of $27 thousand. On July 5, 2019, the Company entered into a new swap agreement with a notional value of $10.0 million. A summary of the Company's outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2019 and 2018, respectively is as follows:

(In thousands, except percentages, years and contracts)	2019	2018
Notional amount	$60,000	$60,000
Fair value	238	1,433
Weighted average pay rate	1.42%	1.26%
Weighted average receive rate	2.19%	1.88%
Weighted average maturity in years	1.25	2.36
Number of contracts	4	4

During the twelve months ended December 31, 2019 and 2018, the Company received variable rate LIBOR payments from and paid fixed rates in accordance with its interest rate swap agreements.  At December 31, 2019 and 2018, the unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company's Balance Sheet, and the unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss). The following table presents the net (losses) gains recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at December 31, 2019 and 2018, respectively:

	For the years ended December 31,
(In thousands)	2019	2018
(Decrease) increase in the fair value of interest rate swaps	$(1,195)	$25

10.  Leases and Commitments

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

As of December 31, 2019, operating lease ROU assets and operating lease liabilities were $2.8 million, respectively.

The table below summarizes our net lease cost:

(In thousands)	For the year ended December 31, 2019
Operating lease cost	$589
Net lease cost	$589

The table below summarizes the cash and non-cash activities associated with our leases:

(In thousands)	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$557
ROU assets obtained in exchange for new operating lease liabilities	$3,295

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	December 31, 2019
Weighted average remaining lease term in years	6.76
Weighted average discount rate	5.47%
Operating lease right-of-use assets	$2,792

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2019
2020	$558
2021	530
2022	478
2023	413
2024	366
2025 and thereafter	1,045
Total lease payments	$3,390
Less: Interest	(566)
Present value of lease liabilities	$2,824

As of December 31, 2019, the Corporation had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates.  They are intended to be disbursed, subject to certain conditions, upon the request of the borrower.  The Company was committed to advance approximately $272.8 million to its borrowers as of December 31, 2019, compared to $289.9 million at December 31, 2018.  At December 31, 2019, $119.2 million of these commitments expire within one year, compared to $181.9 million a year earlier.  At December 31, 2019, the Company had $4.8 million in standby letters of credit compared to $5.7 million at December 31, 2018.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.

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

11.  Other Liabilities

The detail of other liabilities as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Accrued expenses	$7,372	$5,018
Lease liabilities	2,824	—
Deferred compensation	1,804	1,332
Loan expense advances	993	1,160
Reserve for commitments	273	290
Other liabilities	1,088	4,466
Total other liabilities	$14,354	$12,266

12.  Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income (loss) for the past three years:

	For the year ended December 31, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive (loss) income
Balance, beginning of period	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassifications	1,332	—	(862)	470
Less amounts reclassified from accumulated other comprehensive income (loss)	295	(136)	—	159
Period change	1,037	136	(862)	311
Balance, end of period	$316	$(295)	$168	$189

	For the year ended December 31, 2018
(In thousands)	Net unrealized losses on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassifications	(531)	—	148	(383)
Less amounts reclassified from accumulated other comprehensive (loss) income	(145)	90	—	(55)
Period change	(386)	(90)	148	(328)
Balance, end of period (1)	$(721)	$(431)	$1,030	$(122)

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

	For the year ended December 31, 2017
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period	$(161)	$(391)	$712	$160
Other comprehensive (loss) income before reclassifications	(134)	—	170	36
Less amounts reclassified from accumulated other comprehensive income (loss)	40	(50)	—	(10)
Period change	(174)	50	170	46
Balance, end of period	$(335)	$(341)	$882	$206

13.  Shareholders’ Equity

Shareholders’ equity increased $22.2 million to $160.7 million at December 31, 2019 compared to $138.5 million at December 31, 2018, primarily due to net income of $23.7 million. Other items impacting shareholders’ equity included $3.3 million in dividends paid on common stock, $1.5 million from the issuance of common stock under employee benefit plans and $311 thousand in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company's prior share repurchase program, which has since been terminated.  There were no shares repurchased for the years ended December 31, 2019, 2018 and 2017.

14. Other Income

The components of other income for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
ATM and check card fees	$832	$760	$721
Wire transfer fees	170	134	104
Safe deposit box fees	90	91	92
Other	254	222	191
Total other income	$1,346	$1,207	$1,108

15. Other Expenses

The components of other expenses for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Travel, entertainment, training and recruiting	$871	$806	$761
Insurance	325	336	347
Stationery and supplies	214	228	249
Retail losses	86	60	37
Other	381	352	489
Total other expenses	$1,877	$1,782	$1,883

16.  Income Taxes

On December 22, 2017 the Tax Act was signed into law, lowering the corporate federal income tax rate from 35% to 21%, which provided a significant tax benefit in 2019 and in 2018 and will continue to do so in subsequent years. However, net income for 2017 was adversely impacted because ASC 740, Income Taxes, required the Company to remeasure its deferred income tax balances as of the enactment date to reflect a rate of 21%. This remeasurement resulted in a $1.7 million increase in income tax expense and is included in the line "Federal - deferred provision" in the table below.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposes a temporary surtax on corporations earning New Jersey allocated taxable income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey requires mandatory unitary combined reporting of certain affiliates for its Corporation Business Tax.

The components of the provision for income taxes for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Federal - current provision	$5,478	$5,507	$7,003
Federal - deferred (benefit) provision	(285)	(799)	1,702
Total federal provision	5,193	4,708	8,705
State - current provision	1,483	1,143	991
State - deferred (benefit)	(14)	(463)	(156)
Total state provision	1,469	680	835
Total provision for income taxes	$6,662	$5,388	$9,540

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past three years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2019	2018	2017
Federal income tax provision at statutory rate	$6,366	$5,734	$7,852
Increases (Decreases) resulting from:
Stock option and restricted stock	(185)	(434)	(428)
Bank owned life insurance	(123)	(205)	(164)
Tax-exempt interest	(22)	(25)	(56)
Meals and entertainment	19	19	22
Captive insurance premium	(209)	(200)	(295)
State income taxes, net of federal income tax effect	1,161	538	543
Impact of rate change on deferred tax assets	—	—	1,733
Other, net	(345)	(39)	333
Provision for income taxes	$6,662	$5,388	$9,540
Effective tax rate	22.0%	19.7%	42.5%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The components of the net deferred tax asset at December 31, 2019 and 2018 are as follows:

(In thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$4,605	$4,476
SERP	1,006	790
Stock-based compensation	719	561
Deferred compensation	533	385
Net unrealized security losses	—	292
Depreciation	159	231
State net operating loss	140	214
EVP retirement plan	133	130
Commitment reserve	77	84
Other	212	238
Gross deferred tax assets	7,584	7,401
Valuation allowance	(140)	(214)
Total deferred tax assets	7,444	7,187
Deferred tax liabilities:
Deferred loan costs	451	414
Goodwill	400	382
Prepaid insurance	354	324
Deferred servicing fees	311	243
Net unrealized security gains	111	—
Bond accretion	73	72
Interest rate swaps	69	402
Other	116	—
Total deferred tax liabilities	1,885	1,837
Net deferred tax asset	$5,559	$5,350

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

The Company had a $140 thousand and $214 thousand valuation allowance for deferred tax assets related to its state net operating loss carry-forward deferred tax asset at December 31, 2019 and 2018, respectively.  The Company’s state net operating loss carry-forwards totaled approximately $2.0 million and $3.0 million at December 31, 2019 and 2018, respectively, and expire between 2030 and 2037.

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on securities available for sale, a supplemental retirement plan (SERP) and interest rate swaps.  The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity.  The after-tax component related to securities available for sale was an unrealized gain (loss) of $280 thousand and $(757) thousand for 2019 and 2018, respectively.  The after-tax component related to the SERP was an unrealized loss of $295 thousand for 2019, compared to $431 thousand (in 2018. The after-tax component related to the interest rate swaps was an unrealized gain of $168 thousand for 2019, compared to an unrealized gain of $1.0 million in the prior year.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return.  ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes.  The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2019 and 2018.  The Company does not have an accrual for uncertain tax positions as of December 31, 2019 or 2018, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2016 and thereafter are subject to future examination by tax authorities.

17.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past three years:

	For the years ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Net income	$23,653	$21,919	$12,893
Weighted average common shares outstanding - Basic	10,845	10,726	10,558
Plus: Potential dilutive common stock equivalents	184	190	191
Weighted average common shares outstanding - Diluted	11,029	10,916	10,749
Net income per common share - Basic	$2.18	$2.04	$1.22
Net income per common share - Diluted	2.14	2.01	1.20
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	243	109	71

18.  Regulatory Capital

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

The following table summarizes the Company's and the Bank's regulatory capital ratios at December 31, 2019 and December 31, 2018, as well as the minimum regulatory capital ratios required for the Bank to be deemed "well-capitalized".

	At December 31, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.59%	10.15%	4.00%		5.00%
CET1	11.59%	11.81%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	8.50%	(1)	8.00%
Total risk-based capital ratio	13.06%	12.58%	10.50%	(1)	10.00%

	At December 31, 2018		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2018		Bank
Leverage ratio	9.90%	9.52%	4.000%		5.00%
CET1	11.40%	11.80%	6.375%	(2)	6.50%
Tier I risk-based capital ratio	12.24%	11.80%	7.875%	(2)	8.00%
Total risk-based capital ratio	13.49%	13.05%	9.875%	(2)	10.00%

(1) Includes 2.5% capital conservation buffer.
(2) Includes 1.875% capital conservation buffer.

At December 31, 2019 and 2018, Unity Bank is “well-capitalized” under the applicable regulatory capital adequacy guidelines.

19.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company's incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant.  Transactions under the Company’s stock option plans for 2019, 2018 and 2017 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2016	552,759	$7.26	5.7	$4,663,432
Options granted	47,100	16.37
Options exercised	(94,679)	6.19
Options forfeited	—	—
Options expired	(607)	11.48
Outstanding at December 31, 2017	504,573	$8.31	5.7	$5,772,843
Options granted	203,000	20.15
Options exercised	(115,962)	4.97
Options forfeited	(7,433)	15.47
Options expired	—	—
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Options granted	96,000	21.31
Options exercised	(60,534)	7.49
Options forfeited	(5,333)	19.38
Options expired	—	—
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Exercisable at December 31, 2019	372,794	$11.16	5.6	$4,254,086

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of December 31, 2019, 41,000 options and 15,900 shares of restricted stock have been awarded from the plan leaving 443,100 shares available for future grants.

The fair values of the options granted during 2019, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2019	2018	2017
Number of options granted	96,000	203,000	47,100
Weighted average exercise price	$21.31	$20.15	$16.37
Weighted average fair value of options	$6.20	$6.04	$4.64
Expected life in years (1)	8.23	7.17	6.57
Expected volatility (2)	27.05%	26.60%	28.12%
Risk-free interest rate (3)	2.21%	2.61%	2.18%
Dividend yield (4)	1.37%	1.23%	1.15%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.

(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.

(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.

(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options.  The following table presents information about options exercised during 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Number of options exercised	60,534	115,962	94,679
Total intrinsic value of options exercised	$792,446	$1,949,853	$1,073,474
Cash received from options exercised	453,326	576,119	509,047
Tax deduction realized from options exercised	238,407	548,104	438,514

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - $6.00	61,761	2.7	$5.60	61,761	$5.60
$6.01 - $12.00	193,517	5.2	8.70	193,517	8.70
$12.01 - $18.00	67,533	7.1	15.78	52,336	15.60
$18.01 - $24.00	291,500	8.8	20.54	65,180	20.16
Total	614,311	6.9	$14.78	372,794	$11.16

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2019, 2018 and 2017 are detailed in the following table:

	For the years ended December 31,
	2019	2018	2017
Compensation expense	$606,626	$478,733	$283,823
Income tax benefit	175,315	134,572	115,942

As of December 31, 2019, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.1 million.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2019:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2018	105,312	$16.55
Granted	46,050	20.84
Canceled	(1,557)	16.78
Vested	(41,065)	14.40
Nonvested restricted stock at December 31, 2019	108,740	$19.18

Restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the years ended December 31,
	2019	2018	2017
Number of shares granted	46,050	47,550	38,400
Average grant date fair value	$20.84	$20.77	$16.36

Compensation expense related to the restricted stock for the years ended December 31, 2019, 2018 and 2017 is detailed in the following table:

	For the years ended December 31,
	2019	2018	2017
Compensation expense	$664,484	$574,236	$462,470
Income tax benefit	192,036	161,418	188,919

As of December 31, 2019, there was approximately $1.6 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $648 thousand, $601 thousand and $492 thousand to the Plan in 2019, 2018 and 2017, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $379 thousand in 2019, $297 thousand in 2018 and $149 thousand in 2017, and the interest paid on deferred balances totaled $107 thousand in 2019, $67 thousand in 2018 and $44 thousand in 2017. The fees distributed on the deferred balances totaled $14 thousand in 2019 and 2018 and $8 thousand in 2017.

Benefit Plans
In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.
On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The Retirement Benefit shall be an amount equal to sixty percent (60%) of the average of the Executive's base salary for the thirty-six (36) months immediately preceding executive's separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments.  The future payments are estimated to total $6.6 million.  A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.
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

No contributions or payments have been made for the year 2019, 2018 or 2017. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Service cost (1)	$689	$1,460	$121
Interest cost	135	101	43
Amortization of prior service cost	83	83	83
Net periodic benefit cost	$907	$1,644	$247

(1) On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $1.1 million in current expense.

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
(In thousands)	2019	2018	2017
Benefit obligation, beginning of year	$2,747	$1,187	$1,023
Service cost (1)	689	1,460	121
Interest cost	135	101	43
Benefit obligation, end of year	$3,571	$2,747	$1,187

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

As of December 31, 2019, the Company had total expenses of $115 thousand, compared to $88 thousand in 2018 and $90 thousand in 2017.  The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $5 thousand, $18 thousand and $5 thousand in 2019, 2018 and 2017, respectively.

20.  Fair Value

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

As of December 31, 2019, the fair value of the Company's AFS debt securities portfolio was $64.3 million.  Approximately 44 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $28.0 million at December 31, 2019.  Approximately $28.0 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2019.  The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

As of December 31, 2019, the fair value of the Company's equity securities portfolio was $2.3 million.

All of the Company's equity securities were classified as Level 2 assets at December 31, 2019. The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended December 31, 2019, as compared to the period ended December 31, 2018.

Loans Held for Sale

Fair value for loans held for sale is derived from quoted market prices for similar loans, in which case they are characterized as Level 2 assets in the fair value hierarchy.

Interest Rate Swap Agreements

The fair value of interest rate swap agreements is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1). If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

The Company's derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt Securities available for sale:
U.S. Government sponsored entities	$5,753	$—	$5,753	$—
State and political subdivisions	5,154	—	5,154	—
Residential mortgage-backed securities	27,964	—	27,964	—
Corporate and other securities	25,404	—	25,404	—
Total debt securities available for sale	$64,275	$—	$64,275	$—

Equity securities with readily determinable fair values	2,289	—	2,289	—
Total equity securities	$2,289	$—	$2,289	$—

Loans held for sale	14,862	—	14,862	—
Total loans held for sale	$14,862	$—	$14,862	$—

Interest rate swap agreements	238	—	238	—
Total swap agreements	$238	$—	$238	$—

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt Securities available for sale:
U.S. Government sponsored entities	$5,642	$—	$5,642	$—
State and political subdivisions	4,498	—	4,498	—
Residential mortgage-backed securities	26,613	—	26,613	—
Corporate and other securities	9,960	—	9,960	—
Total debt securities available for sale	$46,713	$—	$46,713	$—

Equity securities with readily determinable fair values	2,144	—	2,144	—
Total equity securities	$2,144	$—	$2,144	$—

Loans held for sale	12,177	—	12,177	—
Total loans held for sale	$12,177	$—	$12,177	$—

Interest rate swap agreements	1,433	—	1,433	—
Total swap agreements	$1,433	$—	$1,433	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net (Credit) Provision During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$1,723	$—	$—	$1,723	$(231)
Impaired collateral-dependent loans	1,925	—	—	1,925	(253)

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net (Credit) Provision During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$56	$—	$—	$56	$(196)
Impaired collateral-dependent loans	2,625	—	—	2,625	(335)

Certain Assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Appraisal Policy

All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice ("USPAP"). Appraisals are certified to the Company and performed by appraisers on the Company's approved list of appraisers. Evaluations are completed by a person independent of Company management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a "retail value" and an "as is value."

OREO

The fair value of OREO is determined using appraisals, which may be discounted based on management's review and changes in market conditions (Level 3 Inputs).

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, "Receivables." Fair value is determined based on the loan's observable market price or the fair value of the collateral. Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes three months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At December 31, 2019, the valuation allowance for impaired loans was $414 thousand, a decrease of $253 thousand from $667 thousand at December 31, 2018.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of December 31, 2019 and December 31, 2018 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.
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

Standby Letters of Credit

At December 31, 2019, the Bank had standby letters of credit outstanding of $4.8 million, as compared to $5.7 million at December 31, 2018.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of December 31st for the past two years:

		December 31, 2019		December 31, 2018
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$158,016	$158,016	$145,515	$145,515
Securities (1)	Level 2	66,564	66,564	63,732	63,600
SBA loans held for sale	Level 2	13,529	14,862	11,171	12,177
Loans, net of allowance for loan losses (2)	Level 2	1,395,634	1,398,997	1,277,907	1,268,909
Federal Home Loan Bank stock	Level 2	14,184	14,184	10,795	10,795
Servicing assets	Level 3	2,026	2,026	2,375	2,375
Accrued interest receivable	Level 2	6,984	6,984	6,399	6,399
OREO	Level 3	1,723	1,723	56	56
Financial liabilities:
Deposits	Level 2	1,250,114	1,252,082	1,207,687	1,204,731
Borrowed funds and subordinated debentures	Level 2	293,310	292,766	220,310	218,879
Accrued interest payable	Level 2	455	455	406	406

(1)
At December 31, 2018, includes held to maturity ("HTM") corporate securities that are considered Level 3. These securities had book values of $3.6 million and market values of $3.4 million. Includes one corporate bond with a book value and market value of $1.0 million.

(2)
Includes impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $1.9 million and $2.6 million at December 31, 2019 and 2018.

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

20.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets
(In thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$2,308	$1,209
Equity securities	1,355	1,239
Investment in subsidiaries	164,881	143,487
Premises and equipment, net	3,849	3,893
Other assets	967	1,372
Total assets	$173,360	$151,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Loan due to subsidiary bank	$2,304	$2,396
Other liabilities	37	6
Subordinated debentures	10,310	10,310
Shareholders' equity	160,709	138,488
Total liabilities and shareholders' equity	$173,360	$151,200

Statements of Income	For the year ended December 31,
(In thousands)	2019	2018	2017
Dividend from Bank	$3,300	$2,890	$2,452
Gain on sales of securities	17	—	—
Other income	454	425	413
Total income	3,771	3,315	2,865
Interest expenses	366	251	251
Market value (appreciation) write-downs on equity securities	(293)	171	—
Other expenses	251	261	251
Total expenses	324	683	502
Income before provision for income taxes and equity in undistributed net income of subsidiary	3,447	2,632	2,363
Benefit (provision) for income taxes	78	(14)	(15)
Income before equity in undistributed net income of subsidiary	3,369	2,646	2,378
Equity in undistributed net income of subsidiary	20,284	19,273	10,515
Net income	$23,653	$21,919	$12,893

Statements of Cash Flows	For the year ended December 31,
(In thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$23,653	$21,919	$12,893
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(20,284)	(19,273)	(10,515)
Gain on sales of securities	(17)	—	—
Net change in other assets and other liabilities	506	377	(81)
Net cash provided by operating activities	3,858	3,023	2,297
INVESTING ACTIVITIES
Purchase of land and building	(64)	—	(55)
Purchases of securities	—	(1,133)	(262)
Proceeds from sales of securities	198	—	—
Net cash provided by (used in) investing activities	134	(1,133)	(317)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	453	576	509
Repayment of advances from subsidiaries	(91)	(87)	(83)
Cash dividends paid on common stock	(3,255)	(2,802)	(2,380)
Net cash used in financing activities	(2,893)	(2,313)	(1,954)
Increase (decrease) in cash and cash equivalents	1,099	(423)	26
Cash and cash equivalents, beginning of period	1,209	1,632	1,606
Cash and cash equivalents, end of period	$2,308	$1,209	$1,632
SUPPLEMENTAL DISCLOSURES
Interest paid	$479	$368	$374

Quarterly Financial Information (Unaudited)

The following quarterly financial information for the years ended December 31, 2019, 2018 and 2017 is unaudited.  However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2019
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$18,500	$18,781	$19,055	$19,312
Total interest expense	4,284	4,571	4,651	4,549
Net interest income	14,216	14,210	14,404	14,763
Provision for loan losses	500	350	750	500
Net interest income after provision for loan losses	13,716	13,860	13,654	14,263
Total noninterest income	2,020	2,411	2,710	2,398
Total noninterest expense	8,476	8,791	8,729	8,721
Income before provision for income taxes	7,260	7,480	7,635	7,940
Provision for income taxes	1,520	1,646	1,676	1,820
Net income	$5,740	$5,834	$5,959	$6,120
Net income per common share - Basic	$0.53	$0.54	$0.55	$0.56
Net income per common share - Diluted	0.52	0.53	0.54	0.55

	2018
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$15,640	$16,369	$17,194	$18,060
Total interest expense	2,768	3,225	3,627	3,896
Net interest income	12,872	13,144	13,567	14,164
Provision for loan losses	500	550	500	500
Net interest income after provision for loan losses	12,372	12,594	13,067	13,664
Total noninterest income	2,286	2,312	2,479	1,954
Total noninterest expense	8,194	8,158	8,801	8,268
Income before provision for income taxes	6,464	6,748	6,745	7,350
Provision for income taxes	1,235	1,351	1,255	1,547
Net income	$5,229	$5,397	$5,490	$5,803
Net income per common share - Basic	$0.49	$0.50	$0.51	$0.54
Net income per common share - Diluted	0.48	0.49	0.50	0.53

	2017
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$12,594	$13,477	$14,195	$15,044
Total interest expense	2,204	2,327	2,378	2,544
Net interest income	10,390	11,150	11,817	12,500
Provision for loan losses	250	400	500	500
Net interest income after provision for loan losses	10,140	10,750	11,317	12,000
Total noninterest income	2,204	2,021	2,008	2,037
Total noninterest expense	7,440	7,421	7,554	7,629
Income before provision for income taxes	4,904	5,350	5,771	6,408
Provision for income taxes	1,712	1,906	2,014	3,908
Net income	$3,192	$3,444	$3,757	$2,500
Net income per common share - Basic	$0.30	$0.33	$0.36	$0.23
Net income per common share - Diluted	0.30	0.32	0.35	0.23

Selected Consolidated Financial Data

	At or for the years ended December 31,
(In thousands, except percentages)	2019	2018	2017	2016	2015
Selected Results of Operations
Interest income	$75,648	$67,263	$55,310	$47,024	$41,651
Interest expense	18,055	13,516	9,453	8,767	7,660
Net interest income	57,593	53,747	45,857	38,257	33,991
Provision for loan losses	2,100	2,050	1,650	1,220	500
Noninterest income	9,539	9,031	8,270	11,060	7,729
Noninterest expense	34,717	33,421	30,044	27,631	26,852
Provision for income taxes	6,662	5,388	9,540	7,257	4,811
Net income	23,653	21,919	12,893	13,209	9,557
Per Share Data
Net income per common share - Basic	$2.18	$2.04	$1.22	$1.40	$1.03
Net income per common share - Diluted	2.14	2.01	1.20	1.38	1.02
Book value per common share	14.77	12.85	11.13	10.14	8.45
Market value per common share	22.57	20.76	19.75	15.70	11.34
Cash dividends declared on common shares	0.31	0.27	0.23	0.18	0.13
Selected Balance Sheet Data
Assets	$1,718,942	$1,579,157	$1,455,496	$1,189,906	$1,084,866
Loans	1,425,558	1,304,566	1,170,674	973,414	888,958
Allowance for loan losses	(16,395)	(15,488)	(13,556)	(12,579)	(12,759)
Securities	66,564	63,732	69,800	61,547	71,336
Deposits	1,250,114	1,207,687	1,043,137	945,723	894,493
Borrowed funds and subordinated debentures	293,310	220,310	285,310	131,310	107,465
Shareholders' equity	160,709	138,488	118,105	106,291	78,470
Common shares outstanding	10,881	10,780	10,615	10,477	9,279
Performance Ratios
Return on average assets	1.54%	1.53%	1.02%	1.17%	0.96%
Return on average equity	15.86	17.10	11.47	15.37	12.92
Average equity to average assets	9.69	8.96	8.85	7.59	7.42
Efficiency ratio	52.00	53.07	55.57	56.51	64.41
Dividend payout	14.49	13.43	18.33	13.04	12.50
Net interest spread	3.54	3.65	3.57	3.36	3.42
Net interest margin	3.95	3.97	3.83	3.58	3.63
Asset Quality Ratios
Allowance for loan losses to loans	1.15%	1.19%	1.16%	1.29%	1.44%
Allowance for loan losses to nonperforming loans	290.23	225.35	452.77	173.82	175.74
Nonperforming loans to total loans	0.40	0.53	0.26	0.74	0.82
Nonperforming assets to total loans and OREO	0.52	0.53	0.29	0.85	0.99
Nonperforming assets to total assets	0.43	0.44	0.23	0.70	0.82
Net charge-offs to average loans	0.09	0.01	0.06	0.15	0.04
Capital Ratios - Company
Leverage Ratio	10.59%	9.90%	9.37%	9.73%	8.82%
Common Equity Tier 1 risk-based capital ratio	11.59	11.40	10.81	11.49	9.37
Tier 1 risk-based capital ratio	12.32	12.24	11.75	12.58	11.18
Total risk-based capital ratio	13.06	13.49	12.87	13.84	12.43
Capital Ratios - Bank
Leverage Ratio	10.15%	9.52%	9.03%	9.50%	7.95%
Common Equity Tier 1 risk-based capital ratio	11.81	11.80	11.33	12.23	10.08
Tier 1 risk-based capital ratio	11.81	11.80	11.33	12.23	10.08
Total risk-based capital ratio	12.58	13.05	12.50	13.48	12.36

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unity Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP
We have served as the Company's auditor since 2007.

Blue Bell, Pennsylvania
March 4, 2020

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A.  Controls and Procedures:

(a)Evaluation of disclosure controls and procedures:

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Interim Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)Management’s Report on Internal Control Over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

RSM US LLP, the independent registered public accounting firm that audited the Company's December 31, 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. The report is included in this item under the heading "Report of Independent Registered Public Accounting Firm."

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unity Bancorp, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Unity Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated March 4, 2020 expressed an unqualified opinion.

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
March 4, 2020

Item 9B.  Other Information:

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Delinquent Section 16(a) Reports,” and "Governance of the Company," in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2020.

Also, certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 4A of this Annual Report on Form 10-K.

Item 11.  Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders, is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (1)
Equity compensation stock option plans approved by security holders	614,311	$14.78	443,100
Equity compensation plans approved by security holders (Restricted stock plan)	108,740	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	723,051	$12.56	443,100

(1) Represents securities available for issuance under the 2019 Equity Compensation Plan to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2020.

Item 14.  Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:
a)DOCUMENTS:

1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:

•Consolidated Balance Sheets as of December 31, 2019 and 2018
•Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
•Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and
2017
•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (4)
4(i)	Form of Stock Certificate (4)
4(vi)	Description of the Registrant's Securities
10(i)	1998 Stock Option Plan (2)
10(ii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (10)
10(iii)	Retention Agreement dated September 18, 2017 with Alan J. Bedner (8)
10(iv)	Retention Agreement dated September 18, 2017 with John Kauchak (8)
10(v)	Retention Agreement dated September 18, 2017 with Janice Bolomey (8)
10(vi)	2002 Stock Option Plan (3)
10(vii)	2006 Stock Option Plan (5)
10(viii)	2011 Stock Option Plan and 2011 Stock Bonus Plan (6)
10(ix)	2013 Stock Bonus Plan (7)
10(x)	2015 Stock Option Plan (9)
10(xi)	Amended and Restated Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (13)
10(xii)	Executive Incentive Retirement Plan dated October 22, 2015 (11)
10(xiii)	2017 Stock Option Plan (12)
10(xiv)	2019 Equity Compensation Plan (14)
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
c)Not applicable

Item 16.  Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Laureen S. Cook
Laureen S. Cook
Senior Vice President
Interim Principal Financial and Accounting Officer

Date:	March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 4, 2020
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 4, 2020
James A. Hughes

/s/ Laureen S. Cook	Interim Principal Financial and Accounting Officer	March 4, 2020
Laureen S. Cook

/s/ Dr. Mark S. Brody	Director	March 4, 2020
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 4, 2020
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 4, 2020
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 4, 2020
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 4, 2020
Peter E. Maricondo

Signatures (continued)
Name	Title	Date

/s/ Raj Patel	Director	March 4, 2020
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 4, 2020
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 4, 2020
Aaron Tucker

/s/ Allen Tucker	Director	March 4, 2020
Allen Tucker