Form 10-Q
period 2020-03-31
UNITY BANCORP INC /NJ/
filed 2020-05-05
CIK 920427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2020 common stock, no par value: 10,883,281 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION
ITEM 1        Consolidated Financial Statements (Unaudited)
Unity Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$20,377	$21,106
Federal funds sold and interest-bearing deposits	158,618	136,910
Cash and cash equivalents	178,995	158,016
Securities:
Debt securities available for sale (amortized cost of $55,894 in 2020 and $63,883 in 2019)	56,290	64,275
Equity securities with readily determinable fair values (amortized cost of $2,112 in 2020 and $2,218 in 2019)	1,712	2,289
Total securities	58,002	66,564
Loans:
SBA loans held for sale	10,726	13,529
SBA loans held for investment	37,074	35,767
Commercial loans	786,078	765,032
Residential mortgage loans	456,072	467,706
Consumer loans	149,695	143,524
Total loans	1,439,645	1,425,558
Allowance for loan losses	(17,376)	(16,395)
Net loans	1,422,269	1,409,163
Premises and equipment, net	21,046	21,315
Bank owned life insurance ("BOLI")	26,379	26,323
Deferred tax assets	6,305	5,559
Federal Home Loan Bank ("FHLB") stock	9,054	14,184
Accrued interest receivable	7,396	6,984
Other real estate owned ("OREO")	1,523	1,723
Goodwill	1,516	1,516
Prepaid expenses and other assets	7,591	7,595
Total assets	$1,740,076	$1,718,942
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$334,731	$279,793
Interest-bearing demand	166,990	176,335
Savings	388,213	389,795
Time, under $100,000	278,776	195,446
Time, $100,000 to $250,000	121,656	126,192
Time, $250,000 and over	88,252	82,553
Total deposits	1,378,618	1,250,114
Borrowed funds	169,000	283,000
Subordinated debentures	10,310	10,310
Accrued interest payable	237	455
Accrued expenses and other liabilities	17,606	14,354
Total liabilities	1,575,771	1,558,233
Shareholders' equity:
Common stock	90,370	90,113
Retained earnings	74,939	70,442
Treasury stock	(172)	—
Accumulated other comprehensive (loss) income	(832)	154
Total shareholders' equity	164,305	160,709
Total liabilities and shareholders' equity	$1,740,076	$1,718,942
COMMON SHARES AT PERIOD END
Shares issued	10,894	10,881
Shares outstanding	10,883	10,881
Treasury shares	11	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2020	2019
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$188	$221
FHLB stock	109	116
Securities:
Taxable	511	475
Tax-exempt	22	29
Total securities	533	504
Loans:
SBA loans	985	995
Commercial loans	9,933	9,069
Residential mortgage loans	5,770	5,560
Consumer loans	2,067	2,035
Total loans	18,755	17,659
Total interest income	19,585	18,500
INTEREST EXPENSE
Interest-bearing demand deposits	478	409
Savings deposits	851	1,119
Time deposits	2,447	2,007
Borrowed funds and subordinated debentures	565	749
Total interest expense	4,341	4,284
Net interest income	15,244	14,216
Provision for loan losses	1,500	500
Net interest income after provision for loan losses	13,744	13,716
NONINTEREST INCOME
Branch fee income	317	368
Service and loan fee income	376	442
Gain on sale of SBA loans held for sale, net	473	316
Gain on sale of mortgage loans, net	1,051	350
BOLI income	173	151
Net security (losses) gains	(170)	100
Other income	325	295
Total noninterest income	2,545	2,022
NONINTEREST EXPENSE
Compensation and benefits	5,439	4,845
Occupancy	624	694
Processing and communications	708	716
Furniture and equipment	655	659
Professional services	332	288
Loan collection and OREO expenses	186	66
Other loan expenses	89	46
Deposit insurance	88	167
Advertising	290	348
Director fees	200	163
Other expenses	712	486
Total noninterest expense	9,323	8,478
Income before provision for income taxes	6,966	7,260
Provision for income taxes	1,598	1,520
Net income	$5,368	$5,740

Net income per common share - Basic	$0.49	$0.53
Net income per common share - Diluted	$0.49	$0.52

Weighted average common shares outstanding - Basic	10,883	10,801
Weighted average common shares outstanding - Diluted	11,037	10,955

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31, 2020			March 31, 2019
(In thousands)	Before tax amount	Income tax expense (benefit)	Net of tax amount	Before tax amount	Income tax expense (benefit)	Net of tax amount
Net income	$6,966	$1,598	$5,368	$7,260	$1,520	$5,740
Other comprehensive loss
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(166)	(35)	(131)	313	73	240
Less: reclassification adjustment for (losses) gains on securities included in net income	(170)	(36)	(134)	100	21	79
Total unrealized gains on debt securities available for sale	4	1	3	213	52	161

Adjustments related to defined benefit plan:
Amortization of prior service cost	21	6	15	21	(70)	91
Total adjustments related to defined benefit plan	21	6	15	21	(70)	91

Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,410)	(406)	(1,004)	(408)	(106)	(302)
Total unrealized losses on cash flow hedges	(1,410)	(406)	(1,004)	(408)	(106)	(302)
Total other comprehensive loss	(1,385)	(399)	(986)	(174)	(124)	(50)
Total comprehensive income	$5,581	$1,199	$4,382	$7,086	$1,396	$5,690

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Stock			Accumulated other		Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive income (loss)	Treasury stock	shareholders' equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—	$160,709
Net income	—	—	5,368	—	—	5,368
Other comprehensive loss, net of tax	—	—	—	(986)	—	(986)
Dividends on common stock ($0.08 per share)	—	30	(871)	—	—	(841)
Common stock issued and related tax effects (1)	13	227	—	—	—	227
Acquisition of treasury stock, at cost	(11)				(172)	(172)
Balance, March 31, 2020	10,883	$90,198	$74,939	$(832)	$(172)	$164,305

	Stock			Accumulated other	Total
(In thousands)	Shares	Amount	Retained earnings	comprehensive loss	shareholders' equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488
Net income	—	—	5,740	—	5,740
Other comprehensive loss, net of tax	—	—	—	(50)	(50)
Dividends on common stock ($0.07 per share)	—	26	(756)	—	(730)
Common stock issued and related tax effects (1)	42	269	—	—	269
Balance, March 31, 2019	10,822	$88,779	$55,145	$(207)	$143,717

(1) Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.
໿

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$5,368	$5,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	500
Net amortization of purchase premiums and discounts on securities	59	37
Depreciation and amortization	317	121
Deferred income tax (benefit) expense	(347)	82
Net security gains	(301)	—
Stock compensation expense	365	283
Valuation writedowns on OREO	200	—
Gain on sale of mortgage loans held for sale, net	(622)	(258)
Gain on sale of SBA loans held for sale, net	(473)	(316)
Origination of mortgage loans held for sale	(38,562)	(19,431)
Origination of SBA loans held for sale	(2,595)	(2,412)
Proceeds from sale of mortgage loans held for sale, net	39,184	19,689
Proceeds from sale of SBA loans held for sale, net	5,850	6,511
BOLI income	(173)	(151)
Net change in other assets and liabilities	1,714	819
Net cash provided by operating activities	11,484	11,214
INVESTING ACTIVITIES
Purchases of FHLB stock, at cost	(22,275)	(20,295)
Maturities and principal payments on securities held to maturity	—	89
Maturities and principal payments on debt securities available for sale	2,198	959
Proceeds from sales of securities available for sale	6,029	—
Proceeds from sales of equity securities	111	—
Proceeds from redemption of FHLB stock	27,405	20,970
Net increase in loans	(17,277)	(12,541)
Proceeds from BOLI	117	—
Purchases of premises and equipment	(166)	(109)
Net cash used in investing activities	(3,858)	(10,927)
FINANCING ACTIVITIES
Net increase in deposits	128,504	18,899
Proceeds from new borrowings	109,000	175,000
Repayments of borrowings	(223,000)	(190,000)
Proceeds from exercise of stock options	34	166
Fair market value of shares withheld to cover employee tax liability	(172)	—
Dividends on common stock	(841)	(730)
Purchase of treasury stock	(172)	—
Net cash provided by financing activities	13,353	3,335
Increase in cash and cash equivalents	20,979	3,622
Cash and cash equivalents, beginning of period	158,016	145,515
Cash and cash equivalents, end of period	$178,995	$149,137

Unity Bancorp, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the three months ended March 31,
(In thousands)	2020	2019
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,559	$4,271
Income taxes paid	$1,782	$52
Noncash investing activities:
Establishment of lease liability and right-of-use asset	$—	$2,765
Transfer of SBA loans held for sale to held to maturity	$1,024	$—
Capitalization of servicing rights	$486	$211
Transfer of loans to OREO	$—	$328

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2020

NOTE 1.  Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results.  The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity.  The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were available to be issued. The markets served by the Company have been significantly impacted by COVID-19, which started during the first quarter of 2020. The Company continues to assess the financial impact of the COVID-19 pandemic.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results which may be expected for the entire year.  As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context.  Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules.  Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2020	2019
Net income	$5,368	$5,740
Weighted average common shares outstanding - Basic	10,883	10,801
Plus: Potential dilutive common stock equivalents	154	154
Weighted average common shares outstanding - Diluted	11,037	10,955
Net income per common share - Basic	$0.49	$0.53
Net income per common share - Diluted	0.49	0.52
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	363	209

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

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposes a temporary surtax on corporations earning New Jersey allocated taxable income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax, which became effective for periods on or after January 1, 2019.

For the quarter ended March 31, 2020, the Company reported income tax expense of $1.6 million for an effective tax rate of 22.9 percent, compared to an income tax expense of $1.5 million and an effective tax rate of 20.9 percent for the prior year’s quarter. The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2020 or 2019.  The Company did not have an accrual for uncertain tax positions as of March 31, 2020 or December 31, 2019, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2015 and thereafter are subject to future examination by tax authorities.

NOTE 5.  Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, net of tax:

	For the three months ended March 31, 2020
(In thousands)	Net unrealized gains (losses) on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive income (loss)
Balance, beginning of period (1)	$316	$(295)	$168	$189
Other comprehensive loss before reclassifications	(131)	—	(1,004)	(1,135)
Less amounts reclassified from accumulated other comprehensive loss	(134)	(15)	—	(149)
Period change	3	15	(1,004)	(986)
Balance, end of period (1)	$319	$(280)	$(836)	$(797)

	For the three months ended March 31, 2019
(In thousands)	Net unrealized (losses) gains on securities	Adjustments related to defined benefit plan	Net unrealized gains (losses) from cash flow hedges	Accumulated other comprehensive loss
Balance, beginning of period (1)	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassifications	240	—	(302)	(62)
Less amounts reclassified from accumulated other comprehensive income (loss)	79	(91)	—	(12)
Period change	161	91	(302)	(50)
Balance, end of period (1)	$(560)	$(340)	$728	$(172)

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

As of March 31, 2020, the fair value of the Company's AFS debt securities portfolio was $56.3 million.  Approximately 42 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $23.9 million at March 31, 2020.  Approximately $23.6 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

All of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2020.  The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.  It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

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

As of March 31, 2020, the fair value of the Company's equity securities portfolio was $1.7 million.

All of the Company’s equity securities were classified as Level 2 assets at March 31, 2020.  The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2020, as compared to the periods ended December 31, 2019 and March 31, 2019.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at March 31, 2020 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,781	$—	$5,781	$—
State and political subdivisions	3,439	—	3,439	—
Residential mortgage-backed securities	23,850	—	23,850	—
Corporate and other securities	23,220	—	23,220	—
Total debt securities available for sale	$56,290	$—	$56,290	$—

Equity securities with readily determinable fair values	1,712	—	1,712	—
Total equity securities	$1,712	$—	$1,712	$—

Loans held for sale	11,658	—	11,658	—
Total loans held for sale	$11,658	—	$11,658	—

Interest rate swap agreements	(1,173)	—	(1,173)	—
Total swap agreements	$(1,173)	$—	$(1,173)	$—

	Fair value Measurements at December 31, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,753	$—	$5,753	$—
State and political subdivisions	5,154	—	5,154	—
Residential mortgage-backed securities	27,964	—	27,964	—
Corporate and other securities	25,404	—	25,404	—
Total debt securities available for sale	$64,275	$—	$64,275	$—

Equity securities with readily determinable fair values	2,289	—	2,289	—
Total equity securities	$2,289	$—	$2,289	$—

Loans held for sale	14,862		14,862
Total loans held for sale	$14,862		$14,862

Interest rate swap agreements	238	—	238	—
Total swap agreements	$238	$—	$238	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

	Fair Value Measurements at March 31, 2020 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Credit During Period
Measured on a non-recurring basis:
Financial assets:
OREO	$1,523	$—	$—	$1,523	$(200)
Impaired collateral-dependent loans	2,323	—	—	2,323	(230)

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Credit During Period
Financial assets:
OREO	$1,723	$—	$—	$1,723	$(231)
Impaired collateral-dependent loans	1,925	—	—	1,925	(253)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  At March 31, 2020, the valuation allowance for impaired loans was $184 thousand, a decrease of $230 thousand from $414 thousand at December 31, 2019.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option.  These estimated fair values as of March 31, 2020 and December 31, 2019 have been determined using available market information and appropriate valuation methodologies.  Considerable judgment is required to interpret market data to develop estimates of fair value.  The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.  The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At March 31, 2020, the Bank had standby letters of credit outstanding of $4.9 million, compared to $4.8 million at December 31, 2019.  The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
(In thousands)	Fair value level	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	Level 1	$178,995	$178,995	$158,016	$158,016
Securities	Level 2	58,002	58,002	66,564	66,564
SBA loans held for sale	Level 2	10,726	11,658	13,529	14,862
Loans, net of allowance for loan losses (1)	Level 2	1,411,543	1,427,787	1,395,634	1,398,997
FHLB stock	Level 2	9,054	9,054	14,184	14,184
Servicing assets	Level 3	2,138	2,138	2,026	2,026
Accrued interest receivable	Level 2	7,396	7,396	6,984	6,984
OREO	Level 3	1,523	1,523	1,723	1,723
Financial liabilities:
Deposits	Level 2	1,378,618	1,385,200	1,250,114	1,252,082
Borrowed funds and subordinated debentures	Level 2	179,310	180,911	293,310	292,766
Accrued interest payable	Level 2	237	237	455	455

(1)
Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading.  Collateral-dependent impaired loans, net of specific reserves totaled $2.3 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS") and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale:
U.S. Government sponsored entities	$5,749	$32	$—	$5,781	$5,751	$4	$(2)	$5,753
State and political subdivisions	3,581	7	(149)	3,439	4,992	174	(12)	5,154
Residential mortgage-backed securities	23,293	639	(82)	23,850	27,698	372	(106)	27,964
Corporate and other securities	23,271	235	(286)	23,220	25,442	230	(268)	25,404
Total debt securities available for sale	$55,894	$913	$(517)	$56,290	$63,883	$780	$(388)	$64,275
Equity securities:
Total equity securities	$2,112	$—	$(400)	$1,712	$2,218	$142	$(71)	$2,289

This table provides the remaining contractual maturities and yields of securities within the investment portfolios.  The carrying value of securities at March 31, 2020 is distributed by contractual maturity.  Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity.  Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$3,776	1.61%	$2,005	2.16%	$—	—%	$—	—%	$5,781	1.80%
State and political subdivisions	195	3.80	600	3.92	1,748	3.16	896	2.74	3,439	3.22
Residential mortgage-backed securities	2	4.76	322	2.35	2,331	2.48	21,195	2.80	23,850	2.76
Corporate and other securities	—	—	1,610	3.49	16,371	4.77	5,239	4.87	23,220	4.70
Total debt securities available for sale	$3,973	1.72%	$4,537	2.88%	$20,450	4.37%	$27,330	3.19%	$56,290	3.49%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$1,712	2.72%	$1,712	2.72%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
State and political subdivisions	3	$1,246	$(109)	$896	$(40)	$2,142	$(149)
Residential mortgage-backed securities	7	2,526	(12)	3,042	(70)	5,568	(82)
Corporate and other securities	6	3,311	(55)	3,758	(231)	7,069	(286)
Total temporarily impaired securities	16	$7,083	$(176)	$7,696	$(341)	$14,779	$(517)

	December 31, 2019
		Less than 12 months		12 months and greater		Total
(In thousands, except number in a loss position)	Total number in a loss position	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Available for sale:
U.S. Government sponsored entities	1	$—	$—	$1,995	$(2)	$1,995	$(2)
State and political subdivisions	1	—	—	1,013	(12)	1,013	(12)
Residential mortgage-backed securities	10	3,707	(27)	4,996	(79)	8,703	(106)
Corporate and other securities	6	3,366	(13)	3,735	(255)	7,101	(268)
Total temporarily impaired securities	18	$7,073	$(40)	$11,739	$(348)	$18,812	$(388)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2020 or December 31, 2019.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve.  The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price significantly less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2020 or December 31, 2019.

Corporate and other securities: Included in this category are corporate and other debt securities.  The unrealized losses on corporate and other debt securities were due to widening credit spreads.  The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2020 or December 31, 2019.  Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of March 31, 2020 or December 31, 2019.

Realized Gains and Losses

Gross realized gains and losses on securities for the three months ended March 31, 2020 and 2019 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2020	2019
Available for sale:
Realized gains	$296	$—
Realized losses	—	—
Total debt securities available for sale	296	—
Net gains on sales of securities	$296	$—

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were $296 thousand of gross realized gains during the three months ended March 31, 2020, compared to no gross realized gains during the same period a year ago. There were no gross realized losses for the three months ended March 31, 2020, or 2019.

•
The net gain during the first quarter of 2020 is attributed to the sale of one corporate bond with a book value of $2.2 million and resulting gains of $61 thousand, three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand, one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand, one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, and the call of one tax-exempt municipal security with a book value of $485 thousand and resulting gains of $11 thousand.

Equity Securities

Included in this category are Community Reinvestment Act ("CRA") investments and the Company's current other equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(In thousands)	2020	2019
Net (losses) gains recognized during the period on equity securities	$(471)	$100
Net gains recognized during the period on equity securities sold during the period	5	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(466)	$100

Pledged Securities

Securities with a carrying value of $3.5 million and $4.0 million for March 31, 2020 and December 31, 2019, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8.  Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
SBA loans held for investment	$37,074	$35,767
Commercial loans
SBA 504 loans	25,185	26,726
Commercial other	120,029	112,014
Commercial real estate	586,336	578,643
Commercial real estate construction	54,528	47,649
Residential mortgage loans	456,072	467,706
Consumer loans
Home equity	75,240	69,589
Consumer other	74,455	73,935
Total loans held for investment	$1,428,919	$1,412,029
SBA loans held for sale	10,726	13,529
Total loans	$1,439,645	$1,425,558

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

At March 31, 2020, the Company owned $1.5 million in residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $1.7 million at December 31, 2019.  Additionally, there were $4.3 million of residential consumer loans in the process of foreclosure at March 31, 2020, compared to $3.6 million at December 31, 2019.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2020:

	March 31, 2020
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,994	$—	$1,080	$37,074
Commercial loans
SBA 504 loans	23,374	1,779	32	25,185
Commercial other	114,840	3,525	1,664	120,029
Commercial real estate	584,044	749	1,543	586,336
Commercial real estate construction	54,528	—	—	54,528
Total commercial loans	776,786	6,053	3,239	786,078
Total SBA, SBA 504 and commercial loans	$812,780	$6,053	$4,319	$823,152

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$449,162	$6,910	$456,072
Consumer loans
Home equity		74,735	505	75,240
Consumer other		74,455	—	74,455
Total consumer loans		149,190	505	149,695
Total residential mortgage and consumer loans		$598,352	$7,415	$605,767

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2019:

	December 31, 2019
	SBA, SBA 504 & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,202	$1,115	$450	$35,767
Commercial loans
SBA 504 loans	24,878	1,808	40	26,726
Commercial other	107,220	3,361	1,433	112,014
Commercial real estate	576,326	758	1,559	578,643
Commercial real estate construction	47,649	—	—	47,649
Total commercial loans	756,073	5,927	3,032	765,032
Total SBA, SBA 504 and commercial loans	$790,275	$7,042	$3,482	$800,799

	Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$463,770	$3,936	$467,706
Consumer loans
Home equity		69,589	—	69,589
Consumer other		73,915	20	73,935
Total consumer loans		143,504	20	143,524
Total residential mortgage and consumer loans		$607,274	$3,956	$611,230

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$131	$154	$—	$1,627	$1,912	$35,162	$37,074
Commercial loans
SBA 504 loans	—	—	—	—	—	25,185	25,185
Commercial other	566	71	—	—	637	119,392	120,029
Commercial real estate	785	75	—	613	1,473	584,863	586,336
Commercial real estate construction	—	—	—	—	—	54,528	54,528
Residential mortgage loans	5,880	373	—	6,910	13,163	442,909	456,072
Consumer loans
Home equity	561	329	—	505	1,395	73,845	75,240
Consumer other	—	—	—	—	—	74,455	74,455
Total loans held for investment	$7,923	$1,002	$—	$9,655	$18,580	$1,410,339	$1,428,919
SBA loans held for sale	—	—	—	—	—	10,726	10,726
Total loans	$7,923	$1,002	$—	$9,655	$18,580	$1,421,065	$1,439,645

(1)	At March 31, 2020, nonaccrual loans included $427 thousand of loans guaranteed by the SBA.

	December 31, 2019
(In thousands)	30-59 days past due	60-89 days past due	90+ days and still accruing	Nonaccrual (1)	Total past due	Current	Total loans
SBA loans held for investment	$1,048	$—	$—	$1,164	$2,212	$33,555	$35,767
Commercial loans
SBA 504 loans	—	1,808	—	—	1,808	24,918	26,726
Commercial other	71	—	—	316	387	111,627	112,014
Commercial real estate	215	—	—	213	428	578,215	578,643
Commercial real estate construction	—	—	—	—	—	47,649	47,649
Residential mortgage loans	4,383	1,676	930	3,936	10,925	456,781	467,706
Consumer loans
Home equity	1,446	178	—	—	1,624	67,965	69,589
Consumer other	—	113	—	20	133	73,802	73,935
Total loans held for investment	$7,163	$3,775	$930	$5,649	$17,517	$1,394,512	$1,412,029
SBA loans held for sale	—	—	—	—	—	13,529	13,529
Total loans	$7,163	$3,775	$930	$5,649	$17,517	$1,408,041	$1,425,558

(1)	At December 31, 2019, nonaccrual loans included $59 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2020:

	March 31, 2020
(In thousands)	Unpaid principal balance	Recorded investment	Specific reserves
With no related allowance:
SBA loans held for investment (1)	$1,221	$1,062	$—
Commercial loans
Commercial other	500	—	—
Commercial real estate	913	613	—
Total commercial loans	1,413	613	—
Total impaired loans with no related allowance	2,634	1,675	—

With an allowance:
SBA loans held for investment (1)	163	138	138
Commercial loans
Commercial real estate	694	694	46
Total commercial loans	694	694	46
Total impaired loans with a related allowance	857	832	184

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,384	1,200	138
Commercial loans
Commercial other	500	—	—
Commercial real estate	1,607	1,307	46
Total commercial loans	2,107	1,307	46
Total individually evaluated impaired loans	$3,491	$2,507	$184

(1)	Balances are reduced by amount guaranteed by the SBA of $427 thousand at March 31, 2020.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2019:

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

Impaired loans increased $376 thousand at March 31, 2020 compared to December 31, 2019. The increase in impaired loans was primarily due to the addition of one commercial loan totaling $913 thousand, partially offset by paydowns on two commercial loans totaling $529 thousand.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2020 and 2019.  The average balances are calculated based on the month-end balances of impaired loans.  When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.  The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2020		2019
(In thousands)	Average recorded investment	Interest income recognized on impaired loans	Average recorded investment	Interest income recognized on impaired loans
SBA loans held for investment (1)	$1,128	$3	$1,183	$4
Commercial loans
SBA 504 loans	600	32	—	—
Commercial other	5	10	7	—
Commercial real estate	1,047	12	1,789	9
Total	$2,780	$57	$2,979	$13

(1)	Balances are reduced by the average amount guaranteed by the SBA of $182 thousand and $100 thousand for the three months ended March 31, 2020 and 2019, respectively.

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

The Company had one performing TDR with a balance of $694 thousand and $705 thousand as of March 31, 2020 and December 31, 2019, respectively, which was included in the impaired loan numbers as of such dates.  At March 31, 2020 and December 31, 2019, there were specific reserves on the performing TDR of $46 thousand and $57 thousand, respectively.  The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions.  There were no loans modified during the three months ended March 31, 2020 and 2019 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2020.  In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$1,340	$16,395
Charge-offs	(25)	(300)	(200)	—	(525)
Recoveries	5	1	—	—	6
Net charge-offs	(20)	(299)	(200)	—	(519)
Provision for (credit to) loan losses charged to expense	(54)	706	709	139	1,500
Balance, end of period	$1,005	$10,129	$4,763	$1,479	$17,376

	For the three months ended March 31, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(308)	(1)	—	(1)	(310)
Recoveries	1	5	—	—	6
Net (charge-offs) recoveries	(307)	4	—	(1)	(304)
Provision for (credit to) loan losses charged to expense	330	84	116	(30)	500
Balance, end of period	$1,678	$8,793	$4,016	$1,197	$15,684

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$138	$46	$—	$—	$184
Collectively evaluated for impairment	867	10,083	4,763	1,479	17,192
Total	$1,005	$10,129	$4,763	$1,479	$17,376
Loan ending balances:
Individually evaluated for impairment	$1,200	$1,307	$—	$—	$2,507
Collectively evaluated for impairment	30,497	784,770	456,072	149,695	1,421,034
Total	$31,697	$786,077	$456,072	$149,695	$1,423,541

	December 31, 2019
(In thousands)	SBA held for investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$41	$373	$—	$—	$414
Collectively evaluated for impairment	1,038	9,349	4,254	1,340	15,981
Total	$1,079	$9,722	$4,254	$1,340	$16,395
Loan ending balances:
Individually evaluated for impairment	$1,105	$1,234	$—	$—	$2,339
Collectively evaluated for impairment	34,662	763,798	467,706	143,524	1,409,690
Total	$35,767	$765,032	$467,706	$143,524	$1,412,029

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities.  At March 31, 2020, a $288 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019, due to a larger loan portfolio requiring a larger general reserve.

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

In November 2019, FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU 2019-11 was issued to address issues raise by stakeholders during the implementation of ASU 2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for troubled debt restructurings ("TDRs") that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to additional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provides a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. The Company adopted this standard as of January 1, 2020. The adoption of this ASU did not have an impact on the Company's consolidated financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis.

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

ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)." ASU 2020-01 clarifies that the observable price changes in orderly transactions that should be considered when applying the measurement alternative in accordance with ASC 321 include transactions that require it to either apply or discontinue the equity method of accounting under ASC 323. ASU 2020-01 also addresses questions about how to apply the guidance in Topic 815, “Derivatives and Hedging,” for certain forward contracts and purchased options to purchase securities that, upon settlement or exercise, would be accounted for under the equity method of accounting. The ASU clarifies that, for the purpose of applying ASC 815-10-15-141(a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with the financial instruments guidance in Topic 825, “Financial Instruments.” For public business entities, ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020.

ASU 2020-03, "Codification Improvement to Financial Instruments." ASU 2020-03 clarifies that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s Accounting Standards Codification (ASC). ASU 2020-03 also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases,” should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments – Credit Losses.” ASU 2020-03 also addresses amendments to ASC 860-20, “Transfers and Servicing – Sales of Financial Assets,” clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with ASC 326. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in deASU 2016-13.

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. ASU 2020-04 provides various optional expedients, including the following, for hedging relationships affected by reference rate reform, if certain criteria are met:

•	An entity can change certain critical terms of the hedging instrument or hedged item or transaction without having to dedesignate the relationship.

•
For fair value hedging relationships in which the designated interest rate is LIBOR or another rate that is expected to be discontinued, an entity may change the hedged risk to another permitted benchmark rate without dedesignating the relationship.

•
For cash flow hedging relationships in which the designated hedged risk is LIBOR or another rate that is expected to be discontinued, an entity may assert that the occurrence of the hedged forecasted transaction remains probable.

•	Certain qualifying conditions for the shortcut method and other methods that assume perfect effectiveness may be disregarded.

In addition, ASU 2020-04 permits an entity to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. ASU 2020-04 was effective upon its issuance on March 12, 2020. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, the ASU also cannot be applied to hedging relationships entered into or evaluated after that date.

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

At March 31, 2020, the Company had interest rate swaps with a notional amount of $100.0 million, compared to a notional amount of $60.0 million at December 31, 2019, which were designated as cash flow hedging instruments. During the three months ended March 31, 2020, the Company entered into two new swap agreements with notional values of $20.0 million each. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2020 and December 31, 2019, respectively is as follows:
໿

(In thousands, except percentages and years)	March 31, 2020	December 31, 2019
Notional amount	$100,000	$60,000
Fair value	$(1,173)	$238
Weighted average pay rate	1.19%	1.42%
Weighted average receive rate	1.51%	2.19%
Weighted average maturity in years	2.58	1.25
Number of contracts	6	4

During the three months ended March 31, 2020, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements.  At March 31, 2020 , the unrealized loss relating to interest rate swaps was recorded as a derivative liability, whereas at December 31, 2019, the unrealized gain relating to interest rate swaps was recorded as a derivative asset.  Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2020 and 2019, respectively:

	For the three months ended March 31,
(In thousands)	2020	2019
Unrealized losses relating to interest rate swaps	(1,410)	(381)

NOTE 12.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors.  Grants under the Company's incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the three months ended March 31, 2020 are summarized in the following table:

	Shares	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Options granted	101,000	20.39
Options exercised	(5,500)	6.23
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2020	709,811	$15.65	7.1	$926,893
Exercisable at March 31, 2020	436,981	$12.55	5.8	$926,893

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of March 31, 2020, 142,000 options and 30,900 shares of restricted stock have been awarded from the plan leaving 327,100 shares available for future grants.

The fair values of the options granted during the three months ended March 31, 2020 and 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2020	2019
Number of options granted	101,000	55,000
Weighted average exercise price	$20.39	$20.61
Weighted average fair value of options	$5.54	$6.21
Expected life in years (1)	8.66	8.23
Expected volatility (2)	27.13%	27.08%
Risk-free interest rate (3)	1.55%	2.55%
Dividend yield (4)	1.61%	1.36%

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Number of options exercised	5,500	20,434
Total intrinsic value of options exercised	$86,241	$240,403
Cash received from options exercised	$34,265	$165,943
Tax deduction realized from options	$25,264	$72,325

The following table summarizes information about stock options outstanding and exercisable at March 31, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.00 - $6.00	59,011	2.4	$5.60	59,011	$5.60
$6.01 - $12.00	190,767	5.0	8.73	190,767	8.73
$12.01 - $18.00	102,533	7.9	15.94	67,533	15.78
$18.01 - $24.00	357,500	8.8	20.91	119,670	20.26
Total	709,811	7.1	$15.65	436,981	$12.55

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period).  Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2020 and 2019 are detailed in the following table:

	For the three months ended March 31,
	2020	2019
Compensation expense	$192,489	$136,356
Income tax benefit	$55,629	$39,407

As of March 31, 2020, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.5 million.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time.  Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period.  The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2020:

	Shares	Average grant date fair value
Nonvested restricted stock at December 31, 2019	108,740	$19.18
Granted	15,000	16.63
Cancelled	—	—
Vested	(33,718)	17.08
Nonvested restricted stock at March 31, 2020	90,022	$19.54

Restricted stock awards granted during the three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31,
	2020	2019
Number of shares granted	15,000	30,150
Average grant date fair value	$16.63	$20.65

Compensation expense related to restricted stock for the three months ended March 31, 2020 and 2019 is detailed in the following table:

	For the three months ended March 31,
	2020	2019
Compensation expense	$172,905	$146,288
Income tax benefit	$49,969	$42,277

As of March 31, 2020, there was approximately $1.6 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees.  Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis.  The Bank may also make discretionary contributions to the Plan.  The Bank contributed $185 thousand and $146 thousand to the Plan during the three months ended March 31, 2020 and 2019, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management.  Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer up to 100 percent of their year end cash bonuses.  Director and executive deferred fees totaled $491 thousand and $312 thousand during the three months ended March 31, 2020 and 2019, respectively.  The interest paid on the deferred balances totaled $28 thousand and $23 thousand during the three months ended March 31, 2020 and 2019, respectively. The fees distributed on the deferred balances totaled $2 thousand in 2020 and $3 thousand in 2019.

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
No contributions or payments have been made during the three months ended March 31, 2020. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(In thousands)	2020	2019
Service cost	$31	$47
Interest cost	37	29
Amortization of prior service cost	21	21
Net periodic benefit cost	$89	$97
The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(In thousands)	2020	2019
Benefit obligation, beginning of year	$3,571	$2,747
Service cost	31	47
Interest cost	37	29
Benefit obligation, end of period	$3,639	$2,823
On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with certain key executive officers other than the President and CEO. The Plan has an effective date of January 1, 2015.

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
As of March 31, 2020, the Company had total year to date expenses of $24 thousand related to the Plan.  The Plan is reflected on the Company’s balance sheet as accrued expenses.
Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand.  Total expenses related to this plan were $1 thousand for the three months ended March 31, 2020 and 2019.

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

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The new rule takes effect January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020.

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	A leverage capital ratio of greater than 9.0%;

•	Total consolidated assets of less than $10.0 billion;

•	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the existing Basel III requirements as implemented by the banking regulators.
The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital.
The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of March 31, 2020, the Bank’s CBLR was 10.16%, and the Company’s CBLR was 10.56%.

For comparison purposes only, we set forth below what the capital ratios for the Bank and the Company were, and would have been, under the Basel III requirements:

	At March 31, 2020		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.56%	10.16%	4.00%		5.00%
CET1	11.67%	11.91%	7.00%	(1)	6.50%
Tier I risk-based capital ratio	12.39%	11.91%	8.50%	(1)	8.00%
Total risk-based capital ratio	13.15%	12.70%	10.50%	(1)	10.00%

	At December 31, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.59%	10.15%	4.000%		5.00%
CET1	11.59%	11.81%	7.000%	(1)	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	8.500%	(1)	8.00%
Total risk-based capital ratio	13.06%	12.58%	10.500%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.

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

Operating leases in which the Bank is the lessee are recorded as right-of-use ("ROU") assets and lease liabilities and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Bank's Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

Operating lease ROU assets represent the Bank's right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate was calculated for each lease by taking a variable rate FHLB ARC product (based on Libor plus a spread) and then swapping it to a fixed rate borrowing by adding a fixed mid swap rate for the desired term. The borrowing rate for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy expense in the Consolidated Statements of Income.

The Bank's leases relate primarily to bank branches, office space and equipment with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease ROU assets totaled $2.7 million at March 31, 2020, compared to $2.8 million at December 31, 2019. As of March 31, 2020, operating lease liabilities totaled $2.7 million, compared to $2.8 million at December 31, 2019.

The table below summarizes our net lease cost:

	For the three months ended March 31,
(In thousands)	2020	2019
Operating lease cost	$148	$150
Net lease cost	$148	$150

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$142
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,765

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	March 31, 2020	December 31, 2019
Weighted average remaining lease term in years	6.57	6.76
Weighted average discount rate	5.48%	5.47%
Operating lease right-of-use assets	$2,667	$2,792

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	March 31, 2020
2020 (excluding the three months ended March 31, 2020)	$416
2021	528
2022	477
2023	410
2024	361
2025 and thereafter	1,036
Total lease payments	$3,228
Less: Interest	(526)
Present value of lease liabilities	$2,702

As of March 31, 2020, the Corporation had not entered into any material leases that have not yet commenced.

ITEM 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2019 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability.  This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”.  Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent Quarterly Reports on Form 10-Q, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

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

Impact of COVID-19

The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Registrant have been significantly impacted by the Coronavirus ("COVID-19") epidemic. By Executive Order, the Governor of the State of New Jersey has ordered all non-essential businesses to close, and has banned large scale gatherings. The Commonwealth of Pennsylvania has enacted similar restrictions, at least in some counties. As a result, the Company does not expect that its results of operations for at least the first and second quarters of 2020 will track with the Company's historical performance.

The Company has and is taking steps to protect the health and safety of its employees and to work with its customers experiencing economic consequences from the epidemic. The Bank has closed its branch lobbies and is servicing clients through its drive through facilities, through ATM’s or by appointment. Approximately 75% of non-branch personnel are currently working remotely. The Bank is working with its loan customers to provide short term payment deferrals and to waive certain fees. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and, depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provides small businesses with funds to pay up to 8 weeks of payroll costs, including benefits. The funds are provided in the form of loans that will be fully forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for six months. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020. As an existing SBA 7(a) lender, the Company has opted to participate in the program. The Company currently has 450 approved applications with estimated funding of $90.0 million.

Earnings Summary

Net income totaled $5.4 million, or $0.49 per diluted share for the quarter ended March 31, 2020, compared to $5.7 million, or $0.52 per diluted share for the same period a year ago.  Return on average assets and average common equity for the quarter were 1.32 percent and 13.23 percent, respectively, compared to 1.55 percent and 16.52 percent for the same period a year ago.

First quarter highlights include:

•	Net interest income increased 7.23 percent compared to the prior year’s quarter due to loan growth.

•
Net interest margin equaled 3.92 percent this quarter compared to 4.06 percent in the prior years' quarter. Due to recent significant interest rate cuts by the Federal Reserve Board in response to COVID-19, modest net interest margin contractions are expected in 2020.

•
The provision for loan losses was $1.5 million for the quarter ended March 31, 2020 an increase of $1.0 million from the prior year's quarter due to the increased risk of loan defaults as a result of COVID-19. Many of the Company's customers have been required to close pursuant to government restrictions on non-essential businesses, and we expect they will suffer significant cash flow losses. Due to the uncertainty of COVID-19, the Company anticipates an elevated provision until businesses have reopened and deferral periods have expired.

•	Noninterest income increased 25.8 percent compared to the prior year's quarter primarily due to increased gains on mortgage loan sales, partially offset by amortization on our equity securities.

•
Noninterest expense increased 10.0 percent compared to the prior year's quarter due to increased compensation accruals, severance payouts and increased consulting expenses for Bank Secrecy Act/Anti-Money Laundering remediation.

•	The effective tax rate was 22.9 percent compared to 20.9 percent in the prior year's quarter.

The Company's quarterly performance ratios may be found in the table below.

	For the three months ended March 31,
	2020	2019
Net income per common share - Basic (1)	$0.49	$0.53
Net income per common share - Diluted (2)	$0.49	$0.52
Return on average assets	1.32%	1.55%
Return on average equity (3)	13.23%	16.52%
Efficiency ratio (4)	51.92%	52.53%

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

COVID-19 has adversely affected, and will continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Additionally, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations.

During the quarter ended March 31, 2020, tax-equivalent net interest income amounted to $15.2 million, an increase of $1.0 million or 7.2 percent when compared to the same period in 2019.  The net interest margin decreased 14 basis points to 3.92 percent for the quarter ended March 31, 2020, compared to 4.06 percent for the same period in 2019.  The net interest spread was 3.53 percent for the first quarter of 2020, a 15 basis point decrease compared to the same period in 2019.

During the quarter ended March 31, 2020, tax-equivalent interest income was $19.6 million, an increase of $1.1 million or 5.9 percent when compared to the same period in the prior year.  This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans and the rates on federal funds sold and interest-bearing deposits.

•
Of the $1.1 million net increase in interest income on a tax-equivalent basis, $1.7 million of the increase was due to increased average earning assets, partially offset by a $629 thousand decrease to yields on the earning assets.

•
The average volume of interest-earning assets increased $143.1 million to $1.6 billion for the first quarter of 2020 compared to $1.4 billion for the same period in 2019.  This was due primarily to a $111.3 million increase in average loans, primarily commercial, residential mortgage and consumer loans, a $31.1 million increase in federal funds sold and interest-bearing deposits and a $703 thousand increase in investment securities.

•
The yield on total interest-earning assets decreased 24 basis points to 5.04 percent for the three months ended March 31, 2020 when compared to the same period in 2019. The yield on the loan portfolio decreased 16 basis points to 5.29 percent.

Total interest expense was $4.3 million for the three months ended March 31, 2020, an increase of $57 thousand or 1.3 percent compared to the same period in 2019.  This increase was driven by the increased volume on interest-bearing deposits, partially offset by the decreased rates on borrowed funds and subordinated debentures and decreased rates on interest-bearing deposits compared to a year ago:

•
Of the $57 thousand increase in interest expense, $368 thousand was due to an increase in the volume of average interest-bearing liabilities, partially offset by a $311 thousand decrease on the rates on interest-bearing liabilities.

•
Interest-bearing liabilities averaged $1.2 billion for the first quarter of 2020, an increase of $69 thousand or 6.3 percent compared to the prior year’s quarter.  The increase in interest-bearing liabilities was due to a $73 thousand increase in interest-bearing deposits, primarily time and interest-bearing demand deposits, partially offset by a $4 thousand decrease in borrowed funds and subordinated debentures.

•
The average cost of total interest-bearing liabilities decreased 9 basis points to 1.51 percent. The cost of interest-bearing deposits decreased 3 basis points to 1.48 percent for the first quarter of 2020 and the cost of borrowed funds and subordinated debentures decreased 52 basis points to 1.73 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets.  Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2020 and 2019.

Consolidated Average Balance Sheets
 (Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Rate/Yield	Average Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$69,076	$188	1.09%	$38,066	$221	2.35%
FHLB stock	6,883	109	6.37	6,951	116	6.77
Securities:
Taxable	60,363	511	3.40	58,735	475	3.28
Tax-exempt	3,783	31	3.30	4,588	36	3.18
Total securities (A)	64,146	542	3.40	63,323	511	3.27
Loans:
SBA loans	50,528	985	7.84	50,015	995	8.07
Commercial loans	769,497	9,933	5.19	697,856	9,069	5.27
Residential mortgage loans	462,748	5,770	5.02	439,904	5,560	5.13
Consumer loans	142,284	2,067	5.84	125,987	2,035	6.55
Total loans (B)	1,425,057	18,755	5.29	1,313,762	17,659	5.45
Total interest-earning assets	$1,565,162	$19,594	5.04%	$1,422,102	$18,507	5.28%

Noninterest-earning assets:
Cash and due from banks	21,942			26,105
Allowance for loan losses	(16,698)			(15,753)
Other assets	70,381			70,586
Total noninterest-earning assets	75,625			80,938
Total assets	$1,640,787			$1,503,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$193,016	$478	1.00%	$182,080	$409	0.91%
Total savings deposits	394,082	851	0.87	397,209	1,119	1.14
Total time deposits	435,705	2,447	2.26	370,990	2,007	2.19
Total interest-bearing deposits	1,022,803	3,776	1.48	950,279	3,535	1.51
Borrowed funds and subordinated debentures	131,057	565	1.73	134,877	749	2.25
Total interest-bearing liabilities	$1,153,860	$4,341	1.51%	$1,085,156	$4,284	1.60%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	307,683			262,664
Other liabilities	16,101			14,327
Total noninterest-bearing liabilities	323,784			276,991
Total shareholders' equity	163,143			140,893
Total liabilities and shareholders' equity	$1,640,787			$1,503,040

Net interest spread		$15,253	3.53%		$14,223	3.68%
Tax-equivalent basis adjustment		(9)			(7)
Net interest income		$15,244			$14,216
Net interest margin			3.92%			4.06%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020 and 2019, as well as all applicable state rates.

(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented.  Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.  Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2020 and 2019.
໿

	For the three months ended March 31, 2020 versus March 31, 2019
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$124	$(157)	$(33)
FHLB stock	(1)	(6)	(7)
Securities	9	22	31
Loans	1,585	(489)	1,096
Total interest income	$1,717	$(630)	$1,087
Interest expense:
Demand deposits	$26	$43	$69
Savings deposits	(9)	(259)	(268)
Time deposits	371	69	440
Total interest-bearing deposits	388	(147)	241
Borrowed funds and subordinated debentures	(20)	(164)	(184)
Total interest expense	368	(311)	57
Net interest income - fully tax-equivalent	$1,348	$(318)	$1,030
Decrease in tax-equivalent adjustment			(2)
Net interest income			$1,028

Provision for Loan Losses

The provision for loan losses totaled $1.5 million for the three months ended March 31, 2020, compared to $500 thousand for the three months ended March 31, 2019.  The $1.0 million increase in provision to loan losses was to cover inherent losses stemming from the ongoing coronavirus pandemic. It is likely we will incur elevated provisions until we can better access the impact of the pandemic on the economy of our market area and our customers.

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

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(In thousands)	2020	2019
Branch fee income	$317	$368
Service and loan fee income	376	442
Gain on sale of SBA loans held for sale, net	473	316
Gain on sale of mortgage loans, net	1,051	350
BOLI income	173	151
Net security (losses) gains	(170)	100
Other income	325	295
Total noninterest income	$2,545	$2,022

For the three months ended March 31, 2020, noninterest income increased $523 thousand to $2.5 million, compared to the same period last year. Quarterly noninterest income increased primarily due to increased gains on mortgage loan sales, partially offset by amortization on our equity securities.

Changes in our noninterest income for the three months ended March 31, 2020 vs. 2019 reflect:

•	Branch fee income decreased $51 thousand for the three months ended March 31, 2020 when compared to the same period in the prior year, primarily due to decreased overdraft fee income.

•
Service and loan fee income decreased $66 thousand primarily due to lower loan prepayment penalties. As we are waiving fees for customers during the COVID-19 epidemic, we expect our fee income to continue to decline during the emergency.

•
SBA loan sales during the first quarter of 2020 totaled $5.4 million with a net gain of $473 thousand, compared to $6.2 million in sales with a net gain of $316 thousand in the prior year's quarter due to higher premiums on the sales.

•
During the quarter, $38.6 million in residential mortgage loans were sold at a gain of $1.1 million, compared to $19.4 million in loans sold at a gain of $350 thousand during the prior year's quarter. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.

•	Bank owned life insurance ("BOLI") income increased $22 thousand for the three months ended March 31, 2020 when compared to the same period in the prior year.

•
Net security losses totaled $170 thousand during the first quarter of 2020 compared to gains of $100 thousand in the prior year's quarter. There were approximately $471 thousand in losses which resulted from a decrease in the market value of equity securities, compared to an increase of $100 thousand in the prior year's quarter. Gains on sales of securities totaled $301 thousand for the three months ended March 31, 2020, compared to no gains in the same period a year ago.

•	Other income increased in the quarterly period primarily due to increased Visa check card interchange fees.

Noninterest Expense
The following table presents a breakdown of noninterest expense for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(In thousands)	2020	2019
Compensation and benefits	$5,439	$4,845
Occupancy	624	694
Processing and communications	708	716
Furniture and equipment	655	659
Professional services	332	288
Loan collection and OREO expenses	186	66
Other loan expenses	89	46
Deposit insurance	88	167
Advertising	290	348
Director fees	200	163
Other expenses	712	486
Total noninterest expense	$9,323	$8,478

Noninterest expense increased $845 thousand to $9.3 million for the three months ended March 31, 2020.
Changes in noninterest expense for the three months ended March 31, 2020 versus 2019 reflect:

•
Compensation and benefits expense, the largest component of noninterest expense, increased $594 thousand for the three months ended March 31, 2020, when compared to 2019 primarily due to increased salary expenses and commissions paid to employees.

•	Occupancy expense decreased $70 thousand for the three months ended March 31, 2020, compared to the same period a year ago, primarily due to decreased repairs and maintenance.

•	Processing and communications expenses decreased $8 thousand in 2020 when compared to 2019.

•	Furniture and equipment expense remained relatively flat during the first quarter of 2019 when compared to the same period a year ago.

•	Professional service fees increased $44 thousand for the three months ended March 30, 2020, primarily due to higher consulting expenses.

•	Loan collection and OREO costs increased $120 thousand compared to the prior year's quarter primarily due to increased property tax expenses on OREO properties.

•	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $43 thousand for the three months ended March 31, 2020, compared to the prior year's quarter.

•
Deposit insurance expense decreased $79 thousand for the three months ended March 31, 2020, due to an FDIC assessment credit during the second half of 2019. Expenses are expected to rise in future quarters.

•	Advertising expense decreased $58 thousand compared to the prior year's quarter primarily due to decreased expenses related to marketing events.

•	Director fees increased $37 thousand for the three months ended March 31, 2020.

•	Other expenses increased $226 thousand during the first quarter of 2019 when compared to the same period a year ago primarily due to severance payouts.

Income Tax Expense

For the quarter ended March 31, 2020, the Company reported income tax expense of $1.6 million for an effective tax rate of 22.9 percent, compared to income tax expense of $1.5 million and an effective tax rate of 20.9 percent for the prior year’s quarter.

On July 1, 2018, New Jersey's Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax, which became effective for periods on or after January 1, 2019.

For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at March 31, 2020

Total assets increased $21.1 million or 1.2 percent, to $1.7 billion at March 31, 2020, when compared to year end 2019.  This increase was primarily due to an increase of $21.0 million in cash and cash equivalents and $13.1 million in net loans, with strong commercial and consumer loan growth, partially offset by a decrease of $8.6 million in investments.

Total deposits increased $128.5 million, primarily due to increases of $84.5 million in time deposits and $54.9 million in noninterest-bearing demand deposits, partially offset by decreases of $9.3 million in interest-bearing demand deposits and $1.6 million in savings deposits. Borrowed funds decreased $114.0 million due to a reduction in overnight borrowings.

Total shareholders’ equity increased $3.6 million over year end 2019, primarily due to earnings and an increase in common stock, partially offset by accumulated other comprehensive loss and dividends paid during the three months ended March 31, 2020.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS and equity investments. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS debt securities totaled $56.3 million at March 31, 2020, a decrease of $8.0 million or 12.4 percent, compared to $64.3 million at December 31, 2019.  This net decrease was the result of:

•	$6.0 million from the sale of three mortgage-backed securities, one corporate bond and two municipal bonds,

•	$1.9 million in principal payments, maturities and called bonds, and

•	$59 thousand in net amortization, partially offset by

•
$4 thousand of appreciation in the market value of the portfolio. At March 31, 2020, the portfolio had a net unrealized loss of $395 thousand compared to a net unrealized loss of $391 thousand at December 31, 2019. These net unrealized losses are reflected net of tax in shareholder's equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.7 years and 4.9 years at March 31, 2020 and December 31, 2019, respectively.

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

Equity securities totaled $1.7 million at March 31, 2020, a decrease of $577 thousand or 25.2%, compared to $2.3 million at December 31, 2019. This net decrease was the result of:

•	$466 thousand in market value adjustments throughout the year, and

•	$111 thousand in sales net of realized gains from the sale of one community bank holding.

The average balance of taxable securities amounted to $60.2 million for the three months ended March 31, 2020, compared to $58.7 million for the same period in 2019.  The average yield earned on taxable securities increased 13 basis points, to 3.41 percent for the three months ended March 31, 2020, from 3.28 percent for the same period in the prior year.  The average balance of tax-exempt securities amounted to $3.8 million for the three months ended March 31, 2020, compared to $4.6 million for the same period in 2019.  The average yield earned on tax-exempt securities increased 12 basis points, to 3.30 percent for the three months ended March 31, 2020, from 3.18 percent for the same period in 2019.

Securities with a carrying value of $3.5 million and $4.0 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure Government deposits, secure other borrowings, collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 59 percent of the total investment portfolio had a fixed rate of interest at March 31, 2020.

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

Total loans increased $14.1 million or 1.0 percent to $1.4 billion at March 31, 2020, compared to year end 2019.  Commercial and consumer loans increased $21.0 million and $6.2 million, respectively, partially offset by a decrease of $11.6 million and $1.5 million in residential mortgage and SBA loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In thousands, except percentages)	Amount	% of total	Amount	% of total
SBA loans held for investment	$37,074	2.6%	$35,767	2.5%
Commercial loans	786,078	54.6	765,032	53.7
Residential mortgage loans	456,072	31.7	467,706	32.8
Consumer loans	149,695	10.4	143,524	10.1
Total loans held for investment	1,428,919	99.3	1,412,029	99.1
SBA loans held for sale	10,726	0.7	13,529	0.9
Total loans	$1,439,645	100.0%	$1,425,558	100.0%

Average loans increased $111.3 million or 8.5 percent to $1.4 billion for the three months ended March 31, 2020 from $1.3 billion for the same period in 2019.  The increase in average loans was due to increases in commercial, residential mortgage, consumer and SBA loans.  The yield on the overall loan portfolio decreased 16 basis points to 5.29 percent for the three months ended March 31, 2020 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $10.7 million at March 31, 2020, a decrease of $2.8 million from $13.5 million at December 31, 2019.   SBA 7(a) loans held to maturity amounted to $37.1 million at March 31, 2020, an increase of $1.3 million from $35.8 million at December 31, 2019.   The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.84 percent for the three months ended March 31, 2020, compared to 8.07 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination.  The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program.  The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market.  The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company's portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market.  Approximately $94.8 million and $93.6 million in SBA loans were sold but serviced by the Company at March 31, 2020 and December 31, 2019, respectively, and are not included on the Company’s balance sheet.  There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans.  Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan.  SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes.  These loans amounted to $786.1 million at March 31, 2020, an increase of $21.0 million from year end 2019.  The yield on commercial loans was 5.19 percent for the three months ended March 31, 2020, compared to 5.27 percent for the same period in 2019. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties.  These loans amounted to $456.1 million at March 31, 2020, a decrease of $11.6 million from year end 2019.  Sales of mortgage loans totaled $38.6 million for the three months ended March 31, 2020.  Approximately $9.8 million of the loans sold were from portfolio, with the remainder consisting of new production.  The yield on residential mortgages was 5.02 percent for the three months ended March 31, 2020, compared to 5.13 percent in the 2019 period.  Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing.  In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower.  As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.  These loans amounted to $149.7 million, an increase of $6.2 million from year end 2019.  The yield on consumer loans was 5.84 percent for the three months ended March 31, 2020, compared to 6.55 percent for the same period in 2019.

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

The majority of the Company’s loans are secured by real estate.  Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans.  This could lead to greater losses in the event of defaults on loans secured by real estate.  At March 31, 2020 and December 31, 2019, approximately 94 percent of the Company’s loan portfolio was secured by real estate.

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

At March 31, 2020, there was one loan totaling $694 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $705 thousand at December 31, 2019.  The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2020	December 31, 2019	March 31, 2019
Nonperforming by category:
SBA loans held for investment (1)	$1,627	$1,164	$814
Commercial loans	613	529	1,046
Residential mortgage loans	6,910	3,936	5,243
Consumer loans	505	20	171
Total nonperforming loans	$9,655	$5,649	$7,274
OREO	1,523	1,723	273
Total nonperforming assets	$11,178	$7,372	$7,547
Past due 90 days or more and still accruing interest:
Commercial loans	$—	$—	$39
Residential mortgage loans	—	930	—
Total past due 90 days or more and still accruing interest	$—	$930	$39
Nonperforming loans to total loans	0.67%	0.40%	0.55%
Nonperforming loans and TDRs to total loans (2)	0.72	0.45	0.61
Nonperforming assets to total loans and OREO	0.78	0.52	0.57
Nonperforming assets to total assets	0.64	0.43	0.47
(1) Guaranteed SBA loans included above	$427	$59	$68
(2) Performing TDRs	694	705	738

Nonperforming loans were $9.7 million at March 31, 2020, a $4.1 million increase from $5.6 million at year end 2019 and a $2.4 million increase from $7.3 million at March 31, 2019.  Since year end 2019, nonperforming loans in the residential, consumer, SBA and commercial loan segments increased.  Included in nonperforming loans at March 31, 2020 are approximately $427 thousand of loans guaranteed by the SBA, compared to $59 thousand at December 31, 2019, and $68 thousand at March 31, 2019, respectively.  In addition, there were no loans past due 90 days or more and still accruing interest at March 31, 2020, compared to $930 thousand at December 31, 2019.

OREO properties totaled $1.5 million at March 31, 2020, a decrease of $200 thousand from $1.7 million at December 31, 2019 and an increase of $1.3 million at March 31, 2019. During the three months ended March 31, 2020, the Company charged off $200 thousand to one OREO property.

The Company also monitors potential problem loans.  Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms.  These loans are not included in nonperforming loans as they continue to perform.  Potential problem loans totaled $5.5 million at March 31, 2020, a decrease of $1.9 million when compared to year end 2019.  The decrease is due to the deletion of 7 loans totaling $2.7 million, partially offset by the addition of 5 loans totaling $1.0 million.

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

The allowance for loan losses totaled $17.4 million at March 31, 2020, compared to $16.4 million at December 31, 2019, and $15.7 million at March 31, 2019, with a resulting allowance to total loan ratio of 1.21 percent at March 31, 2020, 1.15 percent at December 31, 2019, and 1.19 percent at March 31, 2019.  Net charge-offs amounted to $519 thousand for the three months ended March 31, 2020, compared to $304 thousand for the same period in 2019. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2020	2019
Balance, beginning of period	$16,395	$15,488
Provision for loan losses charged to expense	1,500	500
Less: Chargeoffs
SBA loans held for investment	25	308
Commercial loans	300	1
Residential mortgage loans	200	—
Consumer loans	—	1
Total chargeoffs	525	310
Add: Recoveries
SBA loans held for investment	5	1
Commercial loans	1	5
Total recoveries	6	6
Net charge-offs	519	304
Balance, end of period	$17,376	$15,684
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	0.16%	2.49%
Commercial loans	0.16	—
Residential mortgage loans	0.17	—
Total loans	0.15	0.09
Allowance to total loans	1.21	1.19
Allowance to nonperforming loans	179.97%	215.62%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.  Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities.  At March 31, 2020, a $288 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019.

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

Total deposits increased $128.5 million to $1.4 billion at March 31, 2020, from year-end 2019.  This increase in deposits was due to increases of $84.5 million in time deposits and $54.9 million in noninterest-bearing demand deposits, partially offset by a decrease of $9.3 million in interest-bearing demand deposits and $1.6 million in savings deposits. The increase in time deposits is attributable to a combination of retail and broker generated time deposits. The decrease in interest-bearing demand deposits was primarily due to seasonal outflows of municipal deposits.

The Company’s deposit composition at March 31, 2020, consisted of 35.4 percent time deposits, 28.2 percent savings deposits, 24.3 percent noninterest-bearing demand deposits and 12.1 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation.  Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $179.3 million and $293.3 million at March 31, 2020 and December 31, 2019, respectively, and are broken down in the following table:

(In thousands)	March 31, 2020	December 31, 2019
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	50,000	50,000
Overnight advances	79,000	193,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$179,310	$293,310

The $114.0 million decrease in total borrowed funds and subordinated debentures was due to a $114.0 million decrease in FHLB overnight advances. The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At March 31, 2020 and December 31, 2019, the Company had $40 million in fixed rate advances. The terms of this transaction are as follows:

•	A $40.0 million FHLB borrowing with a maturity date August 22, 2024, at a fixed rate of 1.810%

At March 31, 2020 and December 31, 2019, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to control the uncertainty from variable rate instruments. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The term of these transactions are as follows:

•
A $20.0 million ARC FHLB borrowing with a maturity date of June 9, 2020, at a rate of 3 month LIBOR plus 0.025%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.755% and matures on December 7, 2021.

•
A $20.0 million ARC FHLB borrowing with a maturity date of July 6, 2020, at a rate of 1 month LIBOR plus 0.195%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.243% that matures July 5, 2021.

•
A $10.0 million ARC FHLB borrowing with a maturity date of August 18, 2020, at a rate of 3 month LIBOR plus 0.190%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.293% that matures on February 16, 2021.

At March 31, 2020, there were FHLB overnight borrowings of $79.0 million at a rate of 0.400%, compared to $193.0 million at a rate of 1.810% at December 31, 2019.

In March 2020, the FHLB issued a $12.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At March 31, 2020, the Company had $347.2 million of additional credit available at the FHLB.  Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 2.785% at March 31, 2020 and 3.518% at December 31, 2019. At March 31, 2020 and December 31, 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 3.435%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates.  Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points.  The economic value of equity is likely to be different as interest rates change.  Results falling outside prescribed ranges require action by the ALCO.  The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2020, is a decline of 0.20 percent in a rising-rate environment and a decrease of 1.35 percent in a falling-rate environment.  The variances in the EVPE at March 31, 2020 are within the Board-approved guidelines of +/- 3.00 percent.  In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2019, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 0.21 percent in a rising-rate environment and an decrease of 0.22 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations.  While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity.  At March 31, 2020, the balance of cash and cash equivalents was $179.0 million, an increase of $21.0 million from December 31, 2019.  A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $11.5 million and $11.2 million of net cash for the three months ended March 31, 2020 and 2019, respectively.  The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $3.9 million and $10.9 million in net cash for the three months ended March 31, 2020 and 2019, respectively.  Cash was primarily used to purchase FHLB stock and fund new loans, partially offset by proceeds from redemption of FHLB stock and proceeds from the sales of securities available for sale.

•
Securities.  The Consolidated Bank’s available for sale investment portfolio amounted to $56.3 million and $64.3 million at March 31, 2020 and December 31, 2019, respectively.  This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.  Projected cash flows from securities over the next twelve months are $14.3 million.

•
Loans.  The SBA loans held for sale portfolio amounted to $10.7 million and $13.5 million at March 31, 2020 and December 31, 2019, respectively.  Sales of these loans provide an additional source of liquidity for the Company.

•
Outstanding Commitments.  The Company was committed to advance approximately $288.3 million to its borrowers as of March 31, 2020, compared to $272.8 million at December 31, 2019.  At March 31, 2020, $131.1 million of these commitments expire within one year, compared to $119.2 million at December 31, 2019.  The Company had $4.9 million and $4.8 million in standby letters of credit at March 31, 2020 and December 31, 2019, respectively, which are included in the commitments amount noted above.  The estimated fair value of these guarantees is not significant.  The Company believes it has the necessary liquidity to honor all commitments.  Many of these commitments will expire and never be funded.

Financing activities provided $13.4 million and $3.3 million in net cash for the three months ended March 31, 2020 and 2019, respectively, primarily due to an increase in the Company's deposits and proceeds from new borrowings, partially offset by repayments of borrowings.

•
Deposits.  As of March 31, 2020, deposits included $125.9 million of Government deposits, as compared to $123.3 million at year end 2019.   These deposits are generally short in duration and are very sensitive to price competition.  The Company believes that the current level of these types of deposits is appropriate.  Included in the portfolio were $99.7 million of deposits from ten municipalities with account balances in excess of $5.0 million.  The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

•
Borrowed Funds.  Total FHLB borrowings amounted to $169.0 million and $283.0 million as of March 31, 2020 and December 31, 2019, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged.  At March 31, 2020, pledging provided an additional $347.2 million in borrowing potential from the FHLB.  In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At March 31, 2020, the Parent Company had $2.1 million in cash and cash equivalents and $764 thousand in investment securities valued at fair market value, compared to $2.3 million and $1.4 million at December 31, 2019.

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

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The new rule takes effect January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020.

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	A leverage capital ratio of greater than 9.0%;

•	Total consolidated assets of less than $10.0 billion;

•	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and

•	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the existing Basel III requirements as implemented by the banking regulators.
The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of March 31, 2020, the Bank’s CBLR was 10.16%, and the Company’s CBLR was 10.56%.

For comparison purposes only, we set forth below what the capital ratios for the Bank and the Company were, and would have been, under the Basel III requirements:

	At March 31, 2020		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.56%	10.16%	4.000%		5.00%
CET1	11.67%	11.91%	7.000%	(1)	6.50%
Tier I risk-based capital ratio	12.39%	11.91%	8.500%	(1)	8.00%
Total risk-based capital ratio	13.15%	12.70%	10.500%	(1)	10.00%

	At December 31, 2019		Required for capital adequacy purposes effective		To be well-capitalized under prompt corrective action regulations
	Company	Bank	January 1, 2019		Bank
Leverage ratio	10.59%	10.15%	4.000%		5.00%
CET1	11.59%	11.81%	7.000%	(1)	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	8.500%	(1)	8.00%
Total risk-based capital ratio	13.06%	12.58%	10.500%	(1)	10.00%

(1) Includes 2.5% capital conservation buffer.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $3.6 million to $164.3 million at March 31, 2020 compared to $160.7 million at December 31, 2019, primarily due to net income of $5.4 million. Other items impacting shareholders’ equity included $986 thousand in accumulated other comprehensive loss net of tax, $841 thousand in dividends paid on common stock, $227 thousand from the issuance of common stock under employee benefit plans, and $172 thousand in treasury stock purchased at cost. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock.  The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds.  The new plan replaces the Company's prior share repurchase program. 10,540 shares were repurchased at an average price of $16.24 during the three months ended March 31, 2020, leaving 514 thousand shares available for repurchase. No shares were repurchased for the same period in 2019.  Although the Company has suspended its stock repurchase plan during the COVID-19 epidemic, it expects to resume repurchases, depending on the market conditions, as the Company obtains better clarity on the impact of COVID-19 on the company, its customers and the communities it serves, and the Company's capital needs.

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

ITEM 3        Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2020, there have been no significant changes in the Company's assessment of market risk as reported in Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  (See Interest Rate Sensitivity in Management's Discussion and Analysis herein.)

ITEM 4        Controls and Procedures

a)
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A        Risk Factors

Information regarding this item as of March 31, 2020 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2019, as supplemented by the Company's subsequent quarterly reports on Form 10-Q and as set forth below:

Pandemic events could have a material adverse effect on our operations and our financial condition.

The outbreak of disease on a regional, national or global level, such as the spread of the COVID-19 coronavirus, could have a material adverse effect on commerce, which may, in turn impact our lines of business.

Our operations are significantly affected by the general economic conditions of New Jersey and the specific local markets in which we operate. The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Registrant have been significantly impact by the Coronavirus epidemic. Our entire real estate portfolio consists primarily of loans secured by properties located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania. A decline in the economies of these counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The coronavirus outbreak may also have an adverse effect on our customers directly or indirectly. These effects could include disruptions or restrictions in our customers’ supply chains or employee productivity, closures of customers' facilities, decreases in demand for customers' products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by COVID-19. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If our customers are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected, despite having no direct operations in China.

Such events could also affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and/or result in loss of revenue. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions and governmental rules or policies. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

The Company and its bank subsidiary are likely to become subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions.

In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. In February 2020, Unity Bank received communication from the Federal Deposit Insurance Corporation (the "FDIC") seeking Unity's agreement to stipulate to the entry of a consent order (the “Order”). Under the terms of the proposed Order, Unity is required to, among other things, increase board supervision of Unity’s BSA/AML program, review and improve its written BSA/AML compliance program, review and improve its BSA risk assessment, review and improve its system of internal controls to assure and monitor compliance with the BSA, provide for independent testing of its BSA compliance, provide additional resources and training to staff to ensure BSA compliance, review its compliance with Office of Foreign Assets Control regulations, retain a firm acceptable to the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI") to undertake a review of all accounts and transaction activity to determine that appropriate reporting was undertaken, establish a board oversight committee consisting of independent directors and provide quarterly reporting to the FDIC and NJDOBI.

Although Unity has not yet entered into the Order, we have begun to take steps toward the improvement of our BSA/AML program, including:

•	Established an Independent Board Compliance Committee to oversee BSA/AML enhancements,

•	Additional investment into processes and Financial Crime Risk Management system upgrades to strengthen anti-money laundering controls,

•	Continued emphasis on education, training and the importance of compliance for all associates,

•	The search of a highly experienced BSA/AML professional to oversee these efforts has commenced; and

•	Contracted with a specialized third-party vendor to evaluate, propose additional enhancements and to conduct independent tests to validate the Bank's BSA/AML policy and procedures.

The Company has evaluated the impact of the pending Order, and anticipates costs of remediation and look-back to be approximately $1.5 million. Compliance with the proposed order, if it is issued, or any other remedial action taken by our regulators, could adversely impact our results of operation due to the costs incurred to comply with the order or other remedial action and remedy any weaknesses cited, the diversion of management attention to complying with the order or other remedial action, rather than growing the Company's business, and the inability of the Company to grow, enter new lines of business or acquire other entities, to the extent regulatory approval is required, while the order or other enforcement action is in effect.

ITEM 2        Unregistered Sales of Equity Securities and Use of Proceeds - None

ITEM 3        Defaults upon Senior Securities - None

ITEM 4        Mine Safety Disclosures - N/A

ITEM 5        Other Information - None

ITEM 6        Exhibits

(a) Exhibits		Description
	Exhibit 3(ii)	By-laws of Unity Bancorp as amended. Incorporated by reference from Exhibit 3.1 of current report on Form 8-K filed February 24, 2017
	Exhibit 10.1	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (1)
	Exhibit 10.2	Form of Amendment Agreement with respect to the Amended and Restated Employment Agreement dated as of June 4, 2015 with James A. Hughes (2)
	Exhibit 10.3	Form of Amendment Agreement with respect to the Retention Agreement with each John Kauchak and Janice Bolomey (2)
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K filed January 28, 2020
	(2)	Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed February 6, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	May 5, 2020	/s/ Laureen S. Cook
Laureen S. Cook
Senior Vice President and Interim Principal Accounting and Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
10.1	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (1)
10.2	Amendment Agreement with respect to the Amended and Restated Employment Agreement dated as of June 4, 2015 with James A. Hughes (2)
10.3	Form of Amendment Agreement with respect to the Retention Agreement with each John Kauchak and Janice Bolomey (2)
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of Laureen S. Cook. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and Laureen S. Cook. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K filed January 28, 2020
(2)	Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed February 6, 2020