Form 10-Q
period 2020-06-30
UNITY BANCORP INC /NJ/
filed 2020-08-06
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ⌧    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ◻	Accelerated filer ⌧	Nonaccelerated filer ◻	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:    Yes ☐    No ⌧

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2020 common stock, no par value: 10,678,794 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$24,066	$21,106
Federal funds sold and interest-bearing deposits	162,617	136,910
Cash and cash equivalents	186,683	158,016
Securities:
Debt securities available for sale (amortized cost of $52,288 in 2020 and $63,883 in 2019)	53,102	64,275
Equity securities with readily determinable fair values (amortized cost of $2,112 in 2020 and $2,218 in 2019)	1,786	2,289
Total securities	54,888	66,564
Loans:
SBA loans held for sale	10,602	13,529
SBA loans held for investment	36,966	35,767
SBA PPP loans	136,039	—
Commercial loans	792,752	765,032
Residential mortgage loans	469,987	467,706
Consumer loans	146,161	143,524
Total loans	1,592,507	1,425,558
Allowance for loan losses	(20,234)	(16,395)
Net loans	1,572,273	1,409,163
Premises and equipment, net	20,751	21,315
Bank owned life insurance ("BOLI")	26,435	26,323
Deferred tax assets	7,274	5,559
Federal Home Loan Bank ("FHLB") stock	11,629	14,184
Accrued interest receivable	11,039	6,984
Other real estate owned ("OREO")	711	1,723
Goodwill	1,516	1,516
Prepaid expenses and other assets	7,575	7,595
Total assets	$1,900,774	$1,718,942
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$429,899	$279,793
Interest-bearing demand	172,950	176,335
Savings	408,416	389,795
Time, under $100,000	271,974	195,446
Time, $100,000 to $250,000	113,237	126,192
Time, $250,000 and over	86,981	82,553
Total deposits	1,483,457	1,250,114
Borrowed funds	223,000	283,000
Subordinated debentures	10,310	10,310
Accrued interest payable	228	455
Accrued expenses and other liabilities	17,172	14,354
Total liabilities	1,734,167	1,558,233
Shareholders’ equity:
Common stock	91,103	90,113
Retained earnings	79,253	70,442
Treasury stock	(2,991)	—
Accumulated other comprehensive (loss) income	(758)	154
Total shareholders’ equity	166,607	160,709
Total liabilities and shareholders’ equity	$1,900,774	$1,718,942

Shares issued	10,939	10,881
Shares outstanding	10,728	10,881
Treasury shares	211	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$23	$232	$212	$453
FHLB stock	79	77	188	193
Securities:
Taxable	437	461	948	937
Tax-exempt	17	27	39	55
Total securities	454	488	987	992
Loans:
SBA loans	709	942	1,694	1,937
SBA PPP loans	723	—	723	—
Commercial loans	9,815	9,357	19,748	18,426
Residential mortgage loans	5,554	5,535	11,324	11,095
Consumer loans	1,921	2,150	3,988	4,185
Total loans	18,722	17,984	37,477	35,643
Total interest income	19,278	18,781	38,864	37,281
INTEREST EXPENSE
Interest-bearing demand deposits	364	442	842	851
Savings deposits	512	1,188	1,363	2,306
Time deposits	2,454	2,437	4,900	4,445
Borrowed funds and subordinated debentures	423	504	989	1,253
Total interest expense	3,753	4,571	8,094	8,855
Net interest income	15,525	14,210	30,770	28,426
Provision for loan losses	2,500	350	4,000	850
Net interest income after provision for loan losses	13,025	13,860	26,770	27,576
NONINTEREST INCOME
Branch fee income	207	378	523	746
Service and loan fee income	390	569	766	1,011
Gain on sale of SBA loans held for sale, net	92	238	565	554
Gain on sale of mortgage loans, net	1,553	630	2,604	980
BOLI income	154	147	327	297
Net security gains (losses)	79	98	(91)	198
Other income	336	351	662	647
Total noninterest income	2,811	2,411	5,356	4,433
NONINTEREST EXPENSE
Compensation and benefits	5,553	5,186	10,992	10,030
Processing and communications	769	748	1,477	1,464
Furniture and equipment	641	718	1,296	1,377
Occupancy	630	653	1,253	1,346
BSA expenses	488	—	550	—
Professional services	261	277	531	565
Advertising	207	374	497	722
Director fees	181	164	381	328
Other loan expenses	168	67	257	113
Deposit insurance	159	134	247	301
Loan collection and OREO expenses (recoveries)	1	(10)	187	57
Other expenses	119	480	833	966
Total noninterest expense	9,177	8,791	18,501	17,269
Income before provision for income taxes	6,659	7,480	13,625	14,740
Provision for income taxes	1,488	1,646	3,086	3,166
Net income	$5,171	$5,834	$10,539	$11,574
Net income per common share - Basic	$0.48	$0.54	$0.97	$1.07
Net income per common share - Diluted	$0.47	$0.53	$0.96	$1.05
Weighted average common shares outstanding – Basic	10,792	10,843	10,838	10,822
Weighted average common shares outstanding – Diluted	10,888	11,026	10,962	11,011

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2020			June 30, 2019
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$6,659	$1,488	$5,171	$7,480	$1,646	$5,834
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	497	135	362	874	243	631
Less: reclassification adjustment for gains on securities included in net income	79	17	62	98	21	77
Total unrealized gains on securities available for sale	418	118	300	776	222	554
Adjustments related to defined benefit plan:
Amortization of prior service cost	21	6	15	21	6	15
Total adjustments related to defined benefit plan	21	6	15	21	6	15
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(340)	(99)	(241)	(584)	(169)	(415)
Total unrealized losses on cash flow hedges	(340)	(99)	(241)	(584)	(169)	(415)
Total other comprehensive income	99	25	74	213	59	154
Total comprehensive income	$6,758	$1,513	$5,245	$7,693	$1,705	$5,988

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
	June 30, 2020			June 30, 2019
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$13,625	$3,086	$10,539	$14,740	$3,166	$11,574
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	331	100	231	1,187	316	871
Less: reclassification adjustment for (losses) gains on securities included in net income	(91)	(19)	(72)	198	42	156
Total unrealized gains on securities available for sale	422	119	303	989	274	715
Adjustments related to defined benefit plan:
Amortization of prior service cost	42	12	30	42	(64)	106
Total adjustments related to defined benefit plan	42	12	30	42	(64)	106
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,750)	(505)	(1,245)	(992)	(275)	(717)
Total unrealized losses on cash flow hedges	(1,750)	(505)	(1,245)	(992)	(275)	(717)
Total other comprehensive (loss) income	(1,286)	(374)	(912)	39	(65)	104
Total comprehensive income	$12,339	$2,712	$9,627	$14,779	$3,101	$11,678

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

				Accumulated
				other		Total
	Stock		Retained	comprehensive	Treasury	shareholders’
(In thousands)	Shares	Amount	earnings	income (loss)	stock	equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—	$160,709
Net income	—	—	5,368	—	—	5,368
Other comprehensive loss, net of tax	—	—	—	(986)	—	(986)
Dividends on common stock ($0.08 per share)	—	30	(871)	—	—	(841)
Common stock issued and related tax effects (1)	13	227	—	—	—	227
Acquisition of treasury stock, at cost	(11)	—	—	—	(172)	(172)
Balance, March 31, 2020	10,883	90,370	74,939	(832)	(172)	164,305
Net income	—	—	5,171	—	—	5,171
Other comprehensive income, net of tax	—	—	—	74	—	74
Dividends on common stock ($0.08 per share)	—	29	(857)	—	—	(828)
Common stock issued and related tax effects (1)	45	704	—	—	—	704
Acquisition of treasury stock, at cost	(200)	—	—	—	(2,819)	(2,819)
Balance, June 30, 2020	10,728	$91,103	$79,253	$(758)	$(2,991)	$166,607

				Accumulated
				other	Total
	Stock		Retained	comprehensive	shareholders’
(In thousands)	Shares	Amount	earnings	(loss) income	equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488
Net income	—	—	5,740	—	5,740
Other comprehensive loss, net of tax	—	—	—	(50)	(50)
Dividends on common stock ($0.07 per share)	—	26	(756)	—	(730)
Common stock issued and related tax effects (1)	42	269	—	—	269
Balance, March 31, 2019	10,822	88,779	55,145	(207)	143,717
Net income	—	—	5,834	—	5,834
Other comprehensive income, net of tax	—	—	—	154	154
Dividends on common stock ($0.08 per share)	—	31	(870)	—	(839)
Common stock issued and related tax effects (1)	34	517	—	—	517
Balance, June 30, 2019	10,856	$89,327	$60,109	$(53)	$149,383

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$10,539	$11,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	850
Net amortization of purchase premiums and discounts on securities	115	81
Depreciation and amortization	791	795
PPP deferred fees and costs	4,419	—
Deferred income tax (benefit)	(1,343)	(262)
Net security gains	(306)	—
Stock compensation expense	707	604
Valuation writedowns on OREO	200	—
Gain on sale of mortgage loans, net	(1,861)	(619)
Gain on sale of SBA loans held for sale, net	(565)	(554)
Origination of mortgage loans sold	(105,855)	(43,022)
Origination of SBA loans held for sale	(3,150)	(5,479)
Proceeds from sale of mortgage loans, net	107,716	43,641
Proceeds from sale of SBA loans held for sale, net	7,095	9,629
BOLI income	(327)	(297)
Net change in other assets and liabilities	(2,746)	(1,221)
Net cash provided by operating activities	19,429	15,720
INVESTING ACTIVITIES
Purchases of securities available for sale	(2,717)	—
Purchases of FHLB stock, at cost	(39,430)	(42,989)
Maturities and principal payments on securities held to maturity	—	413
Maturities and principal payments on debt securities available for sale	8,471	2,306
Proceeds from sales of securities available for sale	6,029	—
Proceeds from sales of equity securities	111	—
Proceeds from redemption of FHLB stock	41,985	43,785
Proceeds from sale of OREO	812	—
Originations of SBA PPP Loans	(140,516)	—
Net increase in loans	(34,351)	(45,083)
Proceeds from BOLI	215	—
Purchases of premises and equipment	(278)	(287)
Net cash used in investing activities	(159,669)	(41,855)
FINANCING ACTIVITIES
Net increase in deposits	233,343	56,666
Proceeds from new borrowings	183,000	190,000
Repayments of borrowings	(243,000)	(210,000)
Proceeds from exercise of stock options	396	363
Fair market value of shares withheld to cover employee tax liability	(172)	—
Dividends on common stock	(1,669)	(1,569)
Purchase of treasury stock	(2,991)	—
Net cash provided by financing activities	168,907	35,460
Increase in cash and cash equivalents	28,667	9,325
Cash and cash equivalents, beginning of period	158,016	145,515
Cash and cash equivalents, end of period	$186,683	$154,840
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$8,321	$8,847
Income taxes paid	3,632	4,132
Noncash investing activities:
Establishment of lease liability and right-of-use asset	—	3,191
Transfer of SBA loans held for sale to held to maturity	1,204	—
Capitalization of servicing rights	578	428
Transfer of loans to OREO	—	976

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2020

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and OREO properties. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. The markets served by the Company have been significantly impacted by the COVID-19 pandemic, which started during the first quarter of 2020. The Company continues to assess the financial impact of the COVID-19 pandemic.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company evaluates its loans for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company has defined impaired loans to be all TDRs and nonperforming loans individually evaluated for impairment. Impairment is evaluated in total for smaller-balance loans of a similar nature (consumer and residential mortgage loans), and on an individual basis for all other loans. Impairment of a loan is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or as a practical expedient, based on a loan’s observable market price or the fair value of collateral, net of estimated costs to sell, if the loan is collateral-dependent. If the value of the impaired loan is less than the recorded investment in the loan, the Company establishes a valuation allowance, or adjusts existing valuation allowances, with a corresponding charge to the provision for loan losses.

For additional information on loans, see Note 8 to the Consolidated Financial Statements and the section titled "Loan Portfolio" under Item 2. Management’s Discussion and Analysis.

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

For additional information on the allowance for loan losses and unfunded loan commitments, see Note 9 to the Consolidated Financial Statements and the sections titled "Asset Quality" and "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments" under Item 2. Management’s Discussion and Analysis.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income	$5,171	$5,834	$10,539	$11,574
Weighted average common shares outstanding - Basic	10,792	10,843	10,838	10,822
Plus: Potential dilutive common stock equivalents	96	183	124	189
Weighted average common shares outstanding - Diluted	10,888	11,026	10,962	11,011
Net income per common share - Basic	$0.48	$0.54	$0.97	$1.07
Net income per common share - Diluted	0.47	0.53	0.96	1.05
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	450	251	403	230

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

On July 1, 2018, New Jersey’s Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposes a temporary surtax on corporations earning New Jersey allocated taxable income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax, which became effective for periods on or after January 1, 2019.

For the quarter ended June 30, 2020, the Company reported income tax expense of $1.5 million for an effective tax rate of 22.3 percent, compared to an income tax expense of $1.6 million and an effective tax rate of 22.0 percent for the prior year’s quarter. For the six months ended June 30, 2020, the Company reported income tax expense of $3.1 million for an effective tax rate of 22.6 percent, compared to an income tax expense of $3.2 million and an effective tax rate of 21.5 percent for the six months ended June 30, 2019. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2020 or 2019. The Company did not have an accrual for uncertain tax positions as of June 30, 2020 or December 31, 2019, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2015 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, net of tax:

	For the three months ended June 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	losses	other
	gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period (1)	$319	$(280)	$(836)	$(797)
Other comprehensive income (loss) before reclassifications	362	—	(241)	121
Less amounts reclassified from accumulated other comprehensive income (loss)	62	(15)	—	47
Period change	300	15	(241)	74
Balance, end of period (1)	$619	$(265)	$(1,077)	$(723)

	For the three months ended June 30, 2019
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period (1)	$(560)	$(340)	$728	$(172)
Other comprehensive income (loss) before reclassifications	631	—	(415)	216
Less amounts reclassified from accumulated other comprehensive income (loss)	77	(15)	—	62
Period change	554	15	(415)	154
Balance, end of period (1)	$(6)	$(325)	$313	$(18)

	For the six months ended June 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period (1)	$316	$(295)	$168	$189
Other comprehensive income (loss) before reclassifications	231	—	(1,245)	(1,014)
Less amounts reclassified from accumulated other comprehensive loss	(72)	(30)	—	(102)
Period change	303	30	(1,245)	(912)
Balance, end of period (1)	$619	$(265)	$(1,077)	$(723)

	For the six months ended June 30, 2019
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period (1)	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassifications	871	—	(717)	154
Less amounts reclassified from accumulated other comprehensive income (loss)	156	(106)	—	50
Period change	715	106	(717)	104
Balance, end of period (1)	$(6)	$(325)	$313	$(18)

(1)	AOCI does not reflect the net reclassification of $35 thousand to Retained Earnings as a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" & ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

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

Level 1 Inputs

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury, U.S. Government and sponsored entity agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”
●	Generally, this includes U.S. Government and sponsored entity mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3 Inputs

●	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
●	These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

As of June 30, 2020, the fair value of the Company’s AFS debt securities portfolio was $53.1 million. Approximately 42 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $22.4 million at June 30, 2020. Approximately $22.1 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2020. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are three corporate bonds which are classified as Level 3 assets at June 30, 2020, which were previously classified as Level 2 assets.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019:

(In thousands)	2020	2019
Balance at beginning of period (1)	$6,238	$—
Purchases/additions	—	—
Sales/reductions	—	—
Realized	—	—
Unrealized	5	—
Balance at end of period	$6,243	$—

(1) Includes AFS debt securities classified as Level 2 at December 31, 2019, which were transferred to Level 3 during the period ended June 30, 2020.

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

As of June 30, 2020, the fair value of the Company’s equity securities portfolio was $1.8 million.

All of the Company’s equity securities were classified as Level 2 assets at June 30, 2020. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2020, as compared to the periods ended December 31, 2019 and June 30, 2019.

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

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,772	$—	$2,772	$—
State and political subdivisions	3,334	—	3,334	—
Residential mortgage-backed securities	22,373	—	22,373	—
Corporate and other securities	24,623	—	18,380	6,243
Total debt securities available for sale	$53,102	$—	$46,859	$6,243

Equity securities with readily determinable fair values	1,786	—	1,786	—
Total equity securities	$1,786	$—	$1,786	$—

Loans held for sale	11,707	—	11,707	—
Total loans held for sale	$11,707	—	$11,707	—

Interest rate swap agreements	(1,512)	—	(1,512)	—
Total swap agreements	$(1,512)	$—	$(1,512)	$—

	Fair value Measurements at December 31, 2019 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,753	$—	$5,753	$—
State and political subdivisions	5,154	—	5,154	—
Residential mortgage-backed securities	27,964	—	27,964	—
Corporate and other securities	25,404	—	25,404	—
Total debt securities available for sale	$64,275	$—	$64,275	$—

Equity securities with readily determinable fair values	2,289	—	2,289	—
Total equity securities	$2,289	$—	$2,289	$—

Loans held for sale	14,862	—	14,862	—
Total loans held for sale	$14,862	—	$14,862	—

Interest rate swap agreements	238	—	238	—
Total swap agreements	$238	$—	$238	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at June 30, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
OREO	$711	$—	$—	$711	$(200)
Impaired collateral-dependent loans	9,004	—	—	9,004	432

Fair Value Measurements at December 31, 2019 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Financial assets:
OREO	$1,723	$—	$—	$1,723	$(231)
Impaired collateral-dependent loans	1,925	—	—	1,925	(253)

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral. Partially charged-off loans are measured for impairment based upon a third party appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes three months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At June 30, 2020, the valuation allowance for impaired loans was $846 thousand, an increase of $432 thousand from $414 thousand at December 31, 2019.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2020 and December 31, 2019 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At June 30, 2020, the Bank had standby letters of credit outstanding of $4.5 million, compared to $4.8 million at December 31, 2019. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$186,683	$186,683	$158,016	$158,016
Securities (1)	Level 2	54,888	54,888	66,564	66,564
SBA loans held for sale	Level 2	10,602	11,707	13,529	14,862
Loans, net of allowance for loan losses (2)	Level 2	1,561,671	1,581,341	1,395,634	1,398,997
FHLB stock	Level 2	11,629	11,629	14,184	14,184
Servicing assets	Level 3	2,138	2,138	2,026	2,026
Accrued interest receivable	Level 2	11,039	11,039	6,984	6,984
OREO	Level 3	711	711	1,723	1,723
Financial liabilities:
Deposits	Level 2	1,483,457	1,489,973	1,250,114	1,252,082
Borrowed funds and subordinated debentures	Level 2	233,310	235,645	293,310	292,766
Accrued interest payable	Level 2	228	228	455	455

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $6.2 million and market values of $6.2 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $9.0 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively.

Limitations

Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-statement of condition financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the effect of fair value estimates have not been considered in the above estimates.

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS") and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$2,749	$23	$—	$2,772	$5,751	$4	$(2)	$5,753
State and political subdivisions	3,320	24	(10)	3,334	4,992	174	(12)	5,154
Residential mortgage-backed securities	21,463	916	(6)	22,373	27,698	372	(106)	27,964
Corporate and other securities	24,756	174	(307)	24,623	25,442	230	(268)	25,404
Total debt securities available for sale	$52,288	$1,137	$(323)	$53,102	$63,883	$780	$(388)	$64,275
Equity securities:
Total equity securities	$2,112	$—	$(326)	$1,786	$2,218	$142	$(71)	$2,289

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at June 30, 2020 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$2,772	1.57%	$—	—%	$—	—%	$—	—%	$2,772	1.57%
State and political subdivisions	1,146	1.48	884	3.29	502	5.06	802	2.74	3,334	2.80
Residential mortgage-backed securities	1	4.48	278	2.37	2,202	2.48	19,892	2.63	22,373	2.61
Corporate and other securities	—	—	1,611	3.00	17,769	4.48	5,243	4.38	24,623	4.36
Total debt securities available for sale	$3,919	1.54%	$2,773	3.03%	$20,473	4.28%	$25,937	2.99%	$53,102	3.38%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$1,786	2.58%	$1,786	2.58%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	1	$—	$—	$802	$(10)	$802	$(10)
Residential mortgage-backed securities	3	996	(6)	402	—	1,398	(6)
Corporate and other securities	8	6,277	(76)	3,759	(231)	10,036	(307)
Total temporarily impaired securities	12	$7,273	$(82)	$4,963	$(241)	$12,236	$(323)

	December 31, 2019
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	1	$—	$—	$1,995	$(2)	$1,995	$(2)
State and political subdivisions	1	—	—	1,013	(12)	1,013	(12)
Residential mortgage-backed securities	10	3,707	(27)	4,996	(79)	8,703	(106)
Corporate and other securities	6	3,366	(13)	3,735	(255)	7,101	(268)
Total temporarily impaired securities	18	$7,073	$(40)	$11,739	$(348)	$18,812	$(388)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2020 or December 31, 2019.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2020 or December 31, 2019.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2020 or December 31, 2019. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of June 30, 2020 or December 31, 2019.

Realized Gains and Losses

Gross realized gains and losses on securities for the three and six months ended June 30, 2020 and 2019 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Available for sale:
Realized gains	$5	$—	$301	$—
Realized losses	—	—	—	—
Total debt securities available for sale	5	—	301	—
Net gains on sales of securities	$5	$—	$301	$—

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were $5 thousand and $301 thousand of gross realized gains during the three and six months ended June 30, 2020, compared to no gross realized gains during the same period a year ago. There were no gross realized losses for the three and six months ended June 30, 2020, or 2019.

●	For the six months ended June 30, 2020, the net gain is attributed to the sale of one corporate bond with a book value of $2.2 million and resulting gains of $61 thousand, three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand, one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand, one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, and the call of three tax-exempt municipal securities with a total book value of $3.8 million and resulting gains of $16 thousand.

Equity Securities

Included in this category are Community Reinvestment Act ("CRA") investments and the Company’s current other equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$74	$98	$(397)	$198
Net gains recognized during the period on equity securities sold during the period	—	—	5	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$74	$98	$(392)	$198

Pledged Securities

Securities with a carrying value of $3.1 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
SBA loans held for investment	$36,966	$35,767
SBA PPP loans	136,039	—
Commercial loans
SBA 504 loans	23,299	26,726
Commercial other	121,961	112,014
Commercial real estate	586,332	578,643
Commercial real estate construction	61,160	47,649
Residential mortgage loans	469,987	467,706
Consumer loans
Home equity	67,592	69,589
Consumer other	78,569	73,935
Total loans held for investment	$1,581,905	$1,412,029
SBA loans held for sale	10,602	13,529
Total loans	$1,592,507	$1,425,558

Loans are made to individuals as well as commercial entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company’s different loan segments follows:

SBA Loans: SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses’ major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board (“FRB”) and other federal banking agencies have implemented or may implement.

The CARES Act provides assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program.

Commercial Loans: Commercial credit is extended primarily to middle market and small business customers. Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Loans will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. Generally, the Company has a 50 percent loan to value ratio on SBA 504 program loans at origination.

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

The Company’s extension of credit is governed by the Credit Risk Policy which was established to control the quality of the Company’s loans. This policy and the underlying procedures are reviewed and approved by the Board of Directors on a regular basis.

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

At June 30, 2020, the Company owned $648 thousand in residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $1.7 million at December 31, 2019. Additionally, there were $6.4 million of residential consumer loans in the process of foreclosure at June 30, 2020, compared to $3.6 million at December 31, 2019.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2020:

	June 30, 2020
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,691	$—	$1,275	$36,966
SBA PPP loans	136,007	—	32	136,039
Commercial loans
SBA 504 loans	23,275	—	24	23,299
Commercial other	117,793	2,500	1,668	121,961
Commercial real estate	568,819	46	17,467	586,332
Commercial real estate construction	61,160	—	—	61,160
Total commercial loans	771,047	2,546	19,159	792,752
Total SBA and commercial loans	$942,745	$2,546	$20,466	$965,757

		Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$463,795	$6,192	$469,987
Consumer loans
Home equity		67,087	505	67,592
Consumer other		78,569	—	78,569
Total consumer loans		145,656	505	146,161
Total residential mortgage and consumer loans		$609,451	$6,697	$616,148

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$828	$606	$—	$2,331	$3,765	$33,201	$36,966
SBA PPP loans	—	—	—	32	32	136,007	136,039
Commercial loans
SBA 504 loans	—	—	—	—	—	23,299	23,299
Commercial other	—	71	—	10	81	121,880	121,961
Commercial real estate	—	—	—	403	403	585,929	586,332
Commercial real estate construction	—	—	—	—	—	61,160	61,160
Residential mortgage loans	2,958	—	—	6,192	9,150	460,837	469,987
Consumer loans
Home equity	170	—	—	505	675	66,917	67,592
Consumer other	—	—	—	—	—	78,569	78,569
Total loans held for investment	3,956	677	—	9,473	14,106	1,567,799	1,581,905
SBA loans held for sale	—	—	—	—	—	10,602	10,602
Total loans	$3,956	$677	$—	$9,473	$14,106	$1,578,401	$1,592,507

(1)	At June 30, 2020, nonaccrual loans included $307 thousand of loans guaranteed by the SBA.

	December 31, 2019
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$1,048	$—	$—	$1,164	$2,212	$33,555	$35,767
Commercial loans
SBA 504 loans	—	1,808	—	—	1,808	24,918	26,726
Commercial other	71	—	—	316	387	111,627	112,014
Commercial real estate	215	—	—	213	428	578,215	578,643
Commercial real estate construction	—	—	—	—	—	47,649	47,649
Residential mortgage loans	4,383	1,676	930	3,936	10,925	456,781	467,706
Consumer loans
Home equity	1,446	178	—	—	1,624	67,965	69,589
Consumer other	—	113	—	20	133	73,802	73,935
Total loans held for investment	7,163	3,775	930	5,649	17,517	1,394,512	1,412,029
SBA loans held for sale	—	—	—	—	—	13,529	13,529
Total loans	$7,163	$3,775	$930	$5,649	$17,517	$1,408,041	$1,425,558

(1)	At December 31, 2019, nonaccrual loans included $59 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2020:

	June 30, 2020
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,884	$1,784	$—
Commercial loans
Commercial other	684	684	—
Total commercial loans	684	684	—
Residential mortgage loans	4,871	4,766	—
Consumer loans:
Home equity	505	505	—
Total impaired loans with no related allowance	7,944	7,739	—

With an allowance:
SBA loans held for investment (1)	356	272	177
Commercial loans
Commercial other	28	10	10
Commercial real estate	903	403	403
Total commercial loans	931	413	413
Residential mortgage loans	1,426	1,426	256
Total impaired loans with a related allowance	2,713	2,111	846

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,240	2,056	177
Commercial loans
Commercial other	28	10	10
Commercial real estate	1,587	1,087	403
Total commercial loans	1,615	1,097	413
Residential mortgage loans	6,297	6,192	256
Consumer loans:
Home equity	505	505	—
Total individually evaluated impaired loans	$10,657	$9,850	$846

(1)	Balances are reduced by amount guaranteed by the SBA of $307 thousand at June 30, 2020.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2019:

	December 31, 2019
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,224	$1,064	$—
Commercial loans
Commercial real estate	213	213	—
Total commercial loans	213	213	—
Total impaired loans with no related allowance	1,437	1,277	—

With an allowance:
SBA loans held for investment (1)	157	41	41
Commercial loans
Commercial other	816	316	316
Commercial real estate	705	705	57
Total commercial loans	1,521	1,021	373
Total impaired loans with a related allowance	1,678	1,062	414

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,381	1,105	41
Commercial loans
Commercial other	816	316	316
Commercial real estate	918	918	57
Total commercial loans	1,734	1,234	373
Total individually evaluated impaired loans	$3,115	$2,339	$414

(1)	Balances are reduced by amount guaranteed by the SBA of $59 thousand at December 31, 2019.

Impaired loans increased $7.5 million at June 30, 2020 compared to December 31, 2019. The increase in impaired loans was primarily due to the inclusion of residential and consumer loan evaluations, and the addition of seven commercial loans totaling $987 thousand.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2020 and 2019. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized. The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2020		2019
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,265	$3	$618	$4
Commercial loans
Commercial other	99	12	—	—
Commercial real estate	1,282	33	1,486	9
Residential mortgage loans	6,054	52	—	—
Consumer loans
Home equity	505	4	—	—
Total	$9,205	$104	$2,104	$13

	For the six months ended June 30,
	2020		2019
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,197	$6	$901	$8
Commercial loans
SBA 504 loans	300	32	—	—
Commercial other	52	21	4	—
Commercial real estate	1,165	45	1,637	17
Residential mortgage loans	5,875	81	—	—
Consumer loans
Home equity	424	9	—	—
Consumer other	38	—	—	—
Total	$9,051	$194	$2,542	$25

(1)	Balances are reduced by the average amount guaranteed by the SBA of $418 thousand and $84 thousand for the six months ended June 30, 2020 and 2019, respectively.

TDRs

The Company’s loan portfolio also includes certain loans that have been modified as TDRs. TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both. Under the CARES Act and regulatory guidance issued in regards to the COVID-19 pandemic, loan payment deferrals for periods of up to 180 days granted to borrowers adversely effected by the pandemic are not considered TDR’s if the borrower was current on its loan payments at year end 2019 or until the deferral was granted. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The Company had one performing TDR with a balance of $684 thousand and $705 thousand as of June 30, 2020 and December 31, 2019, respectively, which was included in the impaired loan numbers as of such dates. There were no specific reserves on the performing TDR as of June 30, 2020 compared to $57 thousand at December 31, 2019. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions. There were no loans modified during the three and six months ended June 30, 2020 and 2019 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three and six months ended June 30, 2020. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are made to individual impaired loans and TDRs (see Note 1 for additional information on this term). The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. Within the five-year historical net charge-off rate, the Company weights the past three years more heavily as it believes it is more indicative of future charge-offs. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

●	For SBA 7(a) and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.
●	For residential mortgage and consumer loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as credit score, delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,005	$10,129	$4,763	$1,479	$17,376
Charge-offs	—	(219)	—	—	(219)
Recoveries	75	502	—	—	577
Net recoveries	75	283	—	—	358
Provision for (credit to) loan losses charged to expense	(76)	1,924	676	(24)	2,500
Balance, end of period	$1,004	$12,336	$5,439	$1,455	$20,234

	For the three months ended June 30, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,678	$8,793	$4,016	$1,197	$15,684
Charge-offs	(84)	—	—	—	(84)
Recoveries	1	4	—	10	15
Net (charge-offs) recoveries	(83)	4	—	10	(69)
Provision for (credit to) loan losses charged to expense	(274)	347	182	95	350
Balance, end of period	$1,321	$9,144	$4,198	$1,302	$15,965

	For the six months ended June 30, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$1,340	$16,395
Charge-offs	(25)	(519)	(200)	—	(744)
Recoveries	80	503	—	—	583
Net recoveries (charge-offs)	55	(16)	(200)	—	(161)
Provision (credit) for loan losses charged to expense	(130)	2,630	1,385	115	4,000
Balance, end of period	$1,004	$12,336	$5,439	$1,455	$20,234

	For the six months ended June 30, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(393)	(1)	—	(1)	(395)
Recoveries	3	9	—	10	22
Net (charge-offs) recoveries	(390)	8	—	9	(373)
Provision for loan losses charged to expense	56	431	298	65	850
Balance, end of period	$1,321	$9,144	$4,198	$1,302	$15,965

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$177	$413	$256	$—	$846
Collectively evaluated for impairment	827	11,923	5,183	1,455	19,388
Total	$1,004	$12,336	$5,439	$1,455	$20,234
Loan ending balances:
Individually evaluated for impairment	$2,056	$1,097	$6,192	$505	$9,850
Collectively evaluated for impairment	170,949	791,655	463,795	145,656	1,572,055
Total	$173,005	$792,752	$469,987	$146,161	$1,581,905

	December 31, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$41	$373	$—	$—	$414
Collectively evaluated for impairment	1,038	9,349	4,254	1,340	15,981
Total	$1,079	$9,722	$4,254	$1,340	$16,395
Loan ending balances:
Individually evaluated for impairment	$1,105	$1,234	$—	$—	$2,339
Collectively evaluated for impairment	34,662	763,798	467,706	143,524	1,409,690
Total	$35,767	$765,032	$467,706	$143,524	$1,412,029

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At June 30, 2020, a $281 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 was issued in an effort to simplify accounting in a new standard. The amendments in this update require that an entity perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For public business entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performing on testing dates after January 1, 2017. The Company adopted this standard as of January 1, 2020. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis.

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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. ASU 2020-04 provides various optional expedients, including the following, for hedging relationships affected by reference rate reform, if certain criteria are met:

●	An entity can change certain critical terms of the hedging instrument or hedged item or transaction without having to dedesignate the relationship.
●	For fair value hedging relationships in which the designated interest rate is LIBOR or another rate that is expected to be discontinued, an entity may change the hedged risk to another permitted benchmark rate without dedesignating the relationship.
●	For cash flow hedging relationships in which the designated hedged risk is LIBOR or another rate that is expected to be discontinued, an entity may assert that the occurrence of the hedged forecasted transaction remains probable.
●	Certain qualifying conditions for the shortcut method and other methods that assume perfect effectiveness may be disregarded.

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

At June 30, 2020, the Company had interest rate swaps with a notional amount of $100.0 million, compared to a notional amount of $60.0 million at December 31, 2019, which were designated as cash flow hedging instruments. During the six months ended June 30, 2020, the Company entered into two new swap agreements with notional values of $20.0 million each. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2020 and December 31, 2019, respectively is as follows:

(In thousands, except percentages and years)	June 30, 2020	December 31, 2019
Notional amount	$100,000	$60,000
Fair value	$(1,512)	$238
Weighted average pay rate	1.19%	1.42%
Weighted average receive rate	1.24%	2.19%
Weighted average maturity in years	2.33	1.25
Number of contracts	6	4

During the three and six months ended June 30, 2020, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2020, the unrealized loss relating to interest rate swaps was recorded as a derivative liability, whereas at December 31, 2019, the unrealized gain relating to interest rate swaps was recorded as a derivative asset. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2020 and 2019, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Unrealized losses relating to interest rate swaps	$(340)	$(584)	(1,750)	(965)

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the six months ended June 30, 2020 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Options granted	101,000	20.39
Options exercised	(54,611)	7.24
Options forfeited	(9,999)	20.79
Options expired	—	—
Outstanding at June 30, 2020	650,701	$16.19	7.0	$1,235,282
Exercisable at June 30, 2020	387,870	$13.21	5.7	$1,235,282

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of June 30, 2020, 142,000 options and 30,900 shares of restricted stock have been awarded from the plan leaving 327,100 shares available for future grants.

The fair values of the options granted during the three and six months ended June 30, 2020 and 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Number of options granted	—	—	101,000	55,000
Weighted average exercise price	$—	$—	$20.39	$20.61
Weighted average fair value of options	$—	$—	$5.54	$6.21
Expected life in years (1)	0.00	0.00	8.66	8.23
Expected volatility (2)	—%	—%	27.13%	27.08%
Risk-free interest rate (3)	—%	—%	1.55%	2.55%
Dividend yield (4)	—%	—%	1.61%	1.36%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Number of options exercised	49,111	32,000	54,611	52,434
Total intrinsic value of options exercised	$388,981	$464,208	$475,222	$704,610
Cash received from options exercised	$361,253	$197,121	$395,518	$363,064
Tax deduction realized from options	$113,952	$139,657	$139,216	$211,982

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$0.00 - $6.00	44,000	2.0	$5.65	44,000	$5.65
$6.01 - $12.00	156,667	4.7	8.85	156,667	8.85
$12.01 - $18.00	102,533	7.6	15.94	67,533	15.78
$18.01 - $24.00	347,501	8.5	20.92	119,670	20.26
Total	650,701	7.0	$16.19	387,870	$13.21

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2020 and 2019 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Compensation expense	$180,785	$154,247	$373,274	$290,603
Income tax benefit	$52,247	$44,577	$107,876	$83,984

As of June 30, 2020, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.2 million. That cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

Restricted stock is issued under the stock bonus program to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2020:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2019	108,740	$19.18
Granted	15,000	16.63
Cancelled	(5,937)	19.97
Vested	(33,718)	17.08
Nonvested restricted stock at June 30, 2020	84,085	$19.51

Restricted stock awards granted during the three and six months ended June 30, 2020 and 2019 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Number of shares granted	—	—	15,000	30,150
Average grant date fair value	$—	$—	$16.63	$20.65

Compensation expense related to restricted stock for the three and six months ended June 30, 2020 and 2019 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Compensation expense	$161,173	$166,620	$334,078	$312,908
Income tax benefit	$46,580	$48,153	$96,549	$90,430

As of June 30, 2020, there was approximately $1.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $186 thousand and $193 thousand to the Plan during the three months ended June 30, 2020 and 2019, respectively, and $371 thousand and $339 thousand during the six months ended June 30, 2020 and 2019, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and executive management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each member of executive management has the option to elect to defer up to 100 percent of their year end cash bonuses. Director and executive deferred fees totaled $30 thousand and $21 thousand during the three months ended June 30, 2020 and 2019, respectively, and $522 thousand and $332 thousand during the six months ended June 30, 2020 and 2019, respectively. The interest paid on the deferred balances totaled $33 thousand and $27 thousand during the three months ended June 30, 2020 and 2019, respectively, and $62 thousand and $50 thousand during the six months ended June 30, 2020 and 2019 respectively. The fees distributed on the deferred balances totaled $3 thousand and $2 thousand during the three months ended June 30, 2020 and 2019, respectively, and $6 thousand during the six months ended June 30, 2020 and 2019.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit payable under the SERP so that the Retirement Benefit shall be an amount equal to sixty percent (60%) of the average of Executive’s base salary for the thirty-six (36) months immediately preceding executive’s separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $6.6 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made during the three and six months ended June 30, 2020. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$32	$172	$63	$219
Interest cost	37	34	74	63
Amortization of prior service cost	21	21	42	42
Net periodic benefit cost	$90	$227	$179	$324

The following table summarizes the changes in benefit obligations of the defined benefit plan during the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
(In thousands)	2020	2019
Benefit obligation, beginning of year	$3,571	$2,747
Service cost	63	219
Interest cost	74	63
Benefit obligation, end of period	$3,708	$3,029

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with certain key executive officers other than the President and CEO. The Plan has an effective date of January 1, 2015.

The Plan is an unfunded, nonqualified deferred compensation plan. For any Plan Year, a guaranteed annual Deferral Award percentage of seven and one half percent (7.5%) of the participant’s annual base salary will be credited to each Participant’s Deferred Benefit Account. A discretionary annual Deferral Award equal to seven and one half percent (7.5%) of the participant’s annual base salary may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix. The total Deferral Award shall never exceed fifteen percent (15%) of the participant’s base salary for any given Plan Year. Each Participant shall be one hundred percent (100%) vested in all Deferral Awards as of the date they are awarded.

As of June 30, 2020, the Company had total year to date expenses of $39 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $1 thousand for the three months ended June 30, 2020 and 2019, and $2 thousand for the six months ended June 30, 2020 and 2019, respectively.

NOTE 13. Regulatory Capital

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements. The new rule was effective beginning January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	A leverage capital ratio of greater than 9.0%;
●	Total consolidated assets of less than $10.0 billion;
●	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of June 30, 2020, the Bank’s CBLR was 9.64%, and the Company’s CBLR was 10.01%.

The following table shows the CBLR ratio for the Company and the Bank for the period ended June 30, 2020, and the capital ratios for the Company and the Bank under Basel III requirements at December 31, 2019:

	Company	Bank	Required for capital adequacy purposes (1)	To be well-capitalized under prompt corrective action regulations
At June 30, 2020:
CBLR	10.01%	9.64%	8.00%	8.00%
At December 31, 2019:
Leverage ratio	10.59%	10.15%	4.00%	5.00%
CET1	11.59%	11.81%	4.50%	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	6.00%	8.00%
Total risk-based capital ratio	13.06%	12.58%	8.00%	10.00%

(1) Excludes capital conservation buffer at December 31, 2019.

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

Operating leases in which the Bank is the lessee are recorded as right-of-use ("ROU") assets and lease liabilities and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Bank’s Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

Operating lease ROU assets represent the Bank’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate was calculated for each lease by taking a variable rate FHLB ARC product (based on Libor plus a spread) and then swapping it to a fixed rate borrowing by adding a fixed mid swap rate for the desired term. The borrowing rate for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy expense in the Consolidated Statements of Income.

The Bank’s leases relate primarily to bank branches, office space and equipment with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease ROU assets totaled $2.6 million at June 30, 2020, compared to $2.8 million at December 31, 2019. As of June 30, 2020, operating lease liabilities totaled $2.6 million, compared to $2.8 million at December 31, 2019.

The table below summarizes our net lease cost:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Operating lease cost	$148	$138	$295	$285
Net lease cost	$148	$138	$295	$285

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$130	$283	$268
ROU assets obtained in exchange for new operating lease liabilities	$—	$486	$—	$3,252

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	June 30, 2020	December 31, 2019
Weighted average remaining lease term in years	6.39	6.76
Weighted average discount rate	5.49%	5.47%
Operating lease right-of-use assets	$2,555	$2,792

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	June 30, 2020
2020 (excluding the six months ended June 30, 2020)	$274
2021	528
2022	477
2023	410
2024	361
2025 and thereafter	1,036
Total lease payments	$3,086
Less: Interest	(491)
Present value of lease liabilities	$2,595

As of June 30, 2020, the Corporation had not entered into any material leases that have not yet commenced.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2019 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

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

The Company has two other wholly-owned subsidiaries: Unity (NJ) Statutory Trust II and Unity Risk Management, Inc. On July 24, 2006, the Trust issued $10.0 million of trust preferred securities to investors. These floating rate securities are treated as subordinated debentures on the Company’s financial statements. However, they qualify as Tier I Capital for regulatory capital compliance purposes, subject to certain limitations. Unity Risk Management, Inc. is the Company’s captive insurance company that insures risks to the Bank not covered by the traditional commercial insurance market. The Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II, but it does consolidate the accounts of Unity Risk Management, Inc.

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Company have been significantly impacted by the COVID-19 epidemic. On March 21, 2020, by Executive Order, the Governor of the State of New Jersey ordered all non-essential businesses to close and banned large scale gatherings. On May 18, 2020, the governor unveiled a multi-stage approach to execute the reopening of the state’s economy. The recovery plan includes three stages to reopening the state, with additional business activity permitted in each stage. The state entered Stage 2 of the plan on Monday, June 15. Currently no date has been set for Stage 3, and further economic reopenings and activity are “paused”.

The Commonwealth of Pennsylvania enacted similar restrictions. Sixty-six of the sixty-seven counties in Pennsylvania moved to the green phase as of June 26, 2020, with all businesses open to customers with various levels of restrictions depending on the type of business.

As a result of the protracted shutdown of businesses in the Company’s footprint, the Company does not expect that its results of operations will track with the Company's historical performance for 2020.

The Company has and continues taking steps to protect the health and safety of its employees and to work with its customers experiencing economic consequences from the epidemic. The Bank closed its branch lobbies and has serviced its clients through its drive through facilities, through ATM’s or by appointment. The Bank worked with its loan customers to provide short term payment deferrals and to waive certain fees. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and, depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board (“FRB”) and other federal banking agencies have implemented or may implement.

The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and was extended to August 8, 2020. As an existing SBA 7(a) lender, the Company has opted to participate in the program. As of June 30, 2020, the Company approved 1,217 applications with estimated funding of $142.6 million. Gross origination fees of $5.3 million were earned on loans recorded as of June 30, 2020, and will be recognized over the life of the loans.

Deferrals

On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019, are not TDRs.

In March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs. At this time, we are unable to predict with any certainty the potential adverse effect these loans may have on the Bank, whether these borrowers will be able to resume making payments once the deferral period expires, and if they are able to resume payments, whether they will require a change in the terms of the loan to be able to do so. Therefore, these programs may negatively impact our results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. The tables below detail the percentage of commercial loans that were deferred, and the percentage of forbearance on consumer loans as of June 30, 2020.

The following table sets forth the classification of loan deferrals by major category, with the total portfolio balance being net of unearned fees and deferred costs, at June 30, 2020:

(In thousands)	Total loan portfolio balance	Unpaid principal balance	% total deferrals to total loans
SBA loans held for sale	$10,602	$—	0.00%
SBA loans held for investment	36,966	—	0.00
SBA PPP loans	136,039	—	0.00
Commercial loans	792,752	277,323	34.98
Residential mortgage loans	469,987	68,142	14.50
Consumer loans	146,161	9,144	6.26
Total loans	$1,592,507	$354,609	22.27%

A total of $88.5 million in mortgage loan forbearances were requested. As of June 30, 2020, $21.8 million of these mortgage loan forbearances were making payments and current, and have not been included in the table above. Including requested residential loan forbearances in current payment status, the percent of residential mortgage loan deferrals to total residential loans was 18.8 percent.

The loan deferral unpaid principal balance included a concentration in those industries more impacted by the pandemic. The following table lists the unpaid principal balance for those categories, at June 30, 2020:

(in thousands)	Unpaid principal balance
Hotels	$24,102
Restaurants	23,800
Commercial strip malls	13,009
Amusement & recreation	6,949
Transport services	5,478
Fitness and gyms	1,852
Beauty shops	728
Total	$75,918

Consent Order

In July 2020, Unity Bank agreed to the issuance of a Consent Order by the Federal Deposit Insurance Corporation (“FDIC”) and agreed to an Acknowledgement and Consent of the FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey. The Consent Order requires the Bank to strengthen its Bank Secrecy Act (“BSA”)/anti-money laundering (“AML”) program, and to address related matters. The Bank hired a consulting firm to assist management in effectively address all matters pertaining to the order.

Earnings Summary

Net income totaled $5.2 million, or $0.47 per diluted share for the quarter ended June 30, 2020, compared to $5.8 million, or $0.53 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.19 percent and 12.59 percent, respectively, compared to 1.54 percent and 16.01 percent for the same period a year ago.

Second quarter highlights include:

●	Net interest income increased 9.3 percent compared to the prior year’s quarter due to SBA PPP loans, commercial loan growth and a reduction in the cost of funds.
●	Net interest margin equaled 3.73 percent this quarter compared to 3.96 percent in the prior years’ quarter. These decreases were a direct result of interest rate cuts by the Federal Reserve Board in response to COVID-19.
●	The provision for loan losses was $2.5 million for the quarter ended June 30, 2020 an increase of $2.2 million from the prior year’s quarter due to the increased risk of loan defaults as a result of COVID-19. A portion of the Company’s customers have been required to close pursuant to government restrictions on non-essential businesses. Due to the uncertainty of COVID-19, the Company may incur elevated provisions until restrictions on businesses have been loosened and they can fully reopen.
●	Noninterest income increased 16.6 percent compared to the prior year’s quarter primarily due to increased gains on mortgage loan sales, partially offset by decreased service and loan fee income.
●	Noninterest expense increased 4.4 percent compared to the prior year’s quarter due to increased consulting and professional fee expenses in connection with compliance with the consent order discussed above and increased compensation due to increased mortgage commissions.
●	The effective tax rate was 22.3 percent compared to 22.0 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income per common share - Basic (1)	$0.48	$0.54	$0.97	$1.07
Net income per common share - Diluted (2)	$0.47	$0.53	$0.96	$1.05
Return on average assets	1.19%	1.54%	1.25%	1.55%
Return on average equity (3)	12.59%	16.01%	12.91%	16.26%
Efficiency ratio (4)	50.27%	53.20%	51.08%	52.87%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

COVID-19 has adversely affected, and will continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Additionally, the Federal Open Market Committee reduced the target federal funds rate to 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

During quarter ended June 30, 2020, tax-equivalent net interest income amounted to $15.5 million, an increase of $1.3 million or 9.2 percent when compared to the same period in 2019. The net interest margin decreased 23 basis points to 3.73 percent for the three months ended June 30, 2020, compared to 3.96 percent for the same period in 2019. The net interest spread was 3.35 percent for the second quarter of 2020, a 20 basis point decrease compared to the same period in 2019.

During the three months ended June 30, 2020, tax-equivalent interest income was $19.3 million, an increase of $495 thousand or 2.6 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans and the rates on federal funds sold and interest-bearing deposits.

●	Of the $495 thousand net increase in interest income on a tax-equivalent basis, $2.2 million of the increase was due to increased average earning assets, partially offset by a $1.7 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $237.2 million to $1.7 billion for the second quarter of 2020 compared to $1.4 billion for the same period in 2019. This was due primarily to a $207.0 million increase in average loans, primarily SBA PPP, commercial, residential mortgage and consumer loans and a $34.8 million increase in federal funds sold and interest-bearing deposits, partially offset by a $5.3 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 61 basis points to 4.63 percent for the three months ended June 30, 2020 when compared to the same period in 2019. The yield on the loan portfolio decreased 52 basis points to 4.89 percent.

Total interest expense was $3.8 million for the three months ended June 30, 2020, a decrease of $818 thousand or 17.9 percent compared to the same period in 2019. This decrease was driven by the decreased rates on interest-bearing deposits and decreased rates on borrowed funds and subordinated debentures, partially offset by the increased volume of interest-bearing deposits and increased volume of borrowed funds and subordinated debentures compared to a year ago:

●	Of the $818 thousand decrease in interest expense, $1.2 million was due to a decrease in the rates on interest-bearing liabilities, partially offset by a $430 thousand increase due to the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the second quarter of 2020, an increase of $89.2 million or 8.2 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 41 basis points to 1.28 percent. The cost of interest-bearing deposits decreased 39 basis points to 1.25 percent for the second quarter of 2020 and the cost of borrowed funds and subordinated debentures decreased 56 basis points to 1.58 percent.

During the six months ended June 30, 2020, tax-equivalent net interest income amounted to $30.8 million, an increase of $2.3 million or 8.2 percent when compared to the same period in 2019. The net interest margin decreased 19 basis points to 3.82 percent for the six months ended June 30, 2020, compared to 4.01 percent for the same period in 2019. The net interest spread was 3.42 percent for the second quarter of 2020, a 19 basis point decrease compared to the same period in 2019.

During the six months ended June 30, 2020, tax-equivalent interest income was $38.9 million, an increase of $1.6 million or 4.2 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans and the rates on federal funds sold and interest-bearing deposits.

●	Of the $1.6 million net increase in interest income on a tax-equivalent basis, $3.8 million of the increase was due to increased average earning assets, partially offset by a $2.3 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $190.1 million to $1.6 billion for the six months ended 2020 compared to $1.4 billion for the same period in 2019. This was due primarily to a $159.1 million increase in average loans, primarily commercial, SBA PPP, residential mortgage and consumer loans, a $32.9 million increase in federal funds sold and interest-bearing deposits, partially offset by a $2.3 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 44 basis points to 4.82 percent for the six months ended June 30, 2020 when compared to the same period in 2019. The yield on the loan portfolio decreased 35 basis points to 5.08 percent.

Total interest expense was $8.1 million for the six months ended June 30, 2020, a decrease of $761 thousand or 8.6 percent compared to the same period in 2019. This decrease reflects decreased rates on borrowed funds and subordinated debentures and decreased rates on interest-bearing deposits compared to a year ago, partially offset by increased volume on interest-bearing deposits.

●	Of the $761 thousand decrease in interest expense, $1.6 million was due to a decrease on the rates on interest-bearing liabilities, partially offset by an increase of $789 thousand in the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the first half of 2020, an increase of $79.0 million or 7.3 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 25 basis points to 1.40 percent for the six months ended June 30, 2020. The cost of interest-bearing deposits decreased 21 basis points to 1.37 percent for the six months ended June 30, 2020 and the cost of borrowed funds and subordinated debentures decreased 53 basis points to 1.67 percent.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2020			June 30, 2019
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$73,899	$23	0.13%	$39,103	$232	2.38%
FHLB stock	5,976	79	5.32	5,236	77	5.90
Securities:
Taxable	53,592	437	3.28	57,939	461	3.19
Tax-exempt	3,534	21	2.39	4,470	33	2.96
Total securities (A)	57,126	458	3.22	62,409	494	3.17
Loans:
SBA loans	47,964	709	5.95	47,542	942	7.95
SBA PPP loans	100,586	723	2.89	—	—	—
Commercial loans	783,962	9,815	5.04	707,022	9,357	5.31
Residential mortgage loans	461,156	5,554	4.84	445,315	5,535	4.99
Consumer loans	145,970	1,921	5.29	132,804	2,150	6.49
Total loans (B)	1,539,638	18,722	4.89	1,332,683	17,984	5.41
Total interest-earning assets	$1,676,639	$19,282	4.63%	$1,439,431	$18,787	5.24%

Noninterest-earning assets:
Cash and due from banks	20,698			24,625
Allowance for loan losses	(17,909)			(15,955)
Other assets	74,076			69,663
Total noninterest-earning assets	76,865			78,333
Total assets	$1,753,504			$1,517,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Total interest-bearing demand deposits	$181,943	$364	0.80%	$174,391	$442	1.02%
Total savings deposits	403,389	512	0.51	395,185	1,188	1.21
Total time deposits	482,734	2,454	2.04	422,458	2,437	2.31
Total interest-bearing deposits	1,068,066	3,330	1.25	992,034	4,067	1.64
Borrowed funds and subordinated debentures	107,761	423	1.58	94,568	504	2.14
Total interest-bearing liabilities	$1,175,827	$3,753	1.28%	$1,086,602	$4,571	1.69%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	394,723			271,359
Other liabilities	17,682			13,697
Total noninterest-bearing liabilities	412,405			285,056
Total shareholders' equity	165,272			146,106
Total liabilities and shareholders' equity	$1,753,504			$1,517,764

Net interest spread		$15,529	3.35%		$14,216	3.55%
Tax-equivalent basis adjustment		(4)			(6)
Net interest income		$15,525			$14,210
Net interest margin			3.73%			3.96%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020 and 2019, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

+
	For the six months ended
	June 30, 2020			June 30, 2019
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$71,548	$212	0.60%	$38,588	$453	2.37%
Federal Home Loan Bank ("FHLB") stock	6,429	188	5.88	6,089	193	6.39
Securities:
Taxable	56,917	948	3.35	58,334	937	3.24
Tax-exempt	3,659	49	2.69	4,529	68	3.03
Total securities (A)	60,576	997	3.31	62,863	1,005	3.22
Loans
SBA loans	49,127	1,694	6.93	48,772	1,937	8.01
SBA PPP loans	50,412	723	2.88	—	—	—
Commercial loans	776,729	19,748	5.11	702,465	18,426	5.29
Residential mortgage loans	461,952	11,324	4.93	442,628	11,095	5.05
Consumer loans	144,127	3,988	5.56	129,414	4,185	6.52
Total loans (B)	1,482,347	37,477	5.08	1,323,279	35,643	5.43
Total interest-earning assets	$1,620,900	$38,874	4.82%	$1,430,819	$37,294	5.26%

Noninterest-earning assets:
Cash and due from banks	21,320			25,361
Allowance for loan losses	(17,303)			(15,855)
Other assets	72,228			70,118
Total noninterest-earning assets	76,245			79,624
Total assets	$1,697,145			$1,510,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$187,480	$842	0.90%	$178,214	$851	0.96%
Savings deposits	398,736	1,363	0.69	396,191	2,306	1.17
Time deposits	459,218	4,900	2.15	396,868	4,445	2.26
Total interest-bearing deposits	1,045,434	7,105	1.37	971,273	7,602	1.58
Borrowed funds and subordinated debentures	119,409	989	1.67	114,611	1,253	2.20
Total interest-bearing liabilities	$1,164,843	$8,094	1.40%	$1,085,884	$8,855	1.65%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	351,203			267,035
Other liabilities	16,891			14,010
Total noninterest-bearing liabilities	368,094			281,045
Total shareholders’ equity	164,208			143,514
Total liabilities and shareholders’ equity	$1,697,145			$1,510,443

Net interest spread		$30,780	3.42%		$28,439	3.61%
Tax-equivalent basis adjustment		(10)			(13)
Net interest income		$30,770			$28,426
Net interest margin			3.82%			4.01%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020 and 2019, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended June 30, 2020 versus June 30, 2019			For the six months ended June 30, 2020 versus June 30, 2019
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$111	$(320)	$(209)	$234	$(475)	$(241)
FHLB stock	10	(8)	2	11	(16)	(5)
Securities	(42)	6	(36)	(34)	26	(8)
Loans	2,077	(1,339)	738	3,632	(1,798)	1,834
Total interest income	$2,156	$(1,661)	$495	$3,843	$(2,263)	$1,580
Interest expense:
Demand deposits	$19	$(97)	$(78)	$44	$(53)	$(9)
Savings deposits	25	(701)	(676)	15	(958)	(943)
Time deposits	321	(304)	17	679	(224)	455
Total interest-bearing deposits	365	(1,102)	(737)	738	(1,235)	(497)
Borrowed funds and subordinated debentures	65	(146)	(81)	51	(315)	(264)
Total interest expense	430	(1,248)	(818)	789	(1,550)	(761)
Net interest income - fully tax-equivalent	$1,726	$(413)	$1,313	$3,054	$(713)	$2,341
Decrease in tax-equivalent adjustment			2			3
Net interest income			$1,315			$2,344

Provision for Loan Losses

The provision for loan losses totaled $2.5 million for the three months ended June 30, 2020, compared to $350 thousand for the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for loan losses totaled $4.0 million, compared to $850 thousand for the same period in 2019. The $3.2 million increase in provision for loan losses was primarily due to the increased risk of loan defaults as a result of COVID-19. The Company may incur elevated provisions until restrictions on businesses have been loosened and they can fully reopen.

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

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Branch fee income	$207	$378	$523	$746
Service and loan fee income	390	569	766	1,011
Gain on sale of SBA loans held for sale, net	92	238	565	554
Gain on sale of mortgage loans, net	1,553	630	2,604	980
BOLI income	154	147	327	297
Net security gains (losses)	79	98	(91)	198
Other income	336	351	662	647
Total noninterest income	$2,811	$2,411	$5,356	$4,433

For the three months ended June 30, 2020, noninterest income increased $400 thousand to $2.8 million, compared to the same period last year. Year-to-date, noninterest income increased $923 thousand to $5.4 million. The increases over both periods was primarily due to increased gains on mortgage loan sales.

Changes in our noninterest income for the three and six months ended June 30, 2020 vs. 2019 reflect:

●	Branch fee income decreased $171 thousand and $223 thousand for the three and six months ended June 30, 2020, respectively, primarily due to decreased transactions as a result of COVID-19.
●	Service and loan fee income decreased $179 thousand and $245 thousand for the three and six months ended June 30, 2020, respectively, primarily due to lower loan late charges and prepayment penalties. As we are waiving fees for customers during the COVID-19 epidemic, we expect our fee income to continue to decline during the emergency.
●	SBA loan sales during the second quarter of 2020 totaled $1.2 million with a net gain of $92 thousand, compared to $2.9 million in sales with a net gain of $238 thousand in the prior year’s quarter. Year-to-date, SBA loan sales totaled $6.5 million in 2020 and $9.1 million in 2019 with net gains of $565 thousand and $554 thousand, respectively. The year over year increase in net gains was a result of higher premiums on the loan sales.
●	During the quarter, $67.3 million in residential mortgage loans were sold at a gain of $1.6 million, compared to $23.6 million in loans sold at a gain of $630 thousand during the prior year’s quarter. Year-to-date, $105.9 million in residential mortgage loans were sold at a gain of $2.6 million, compared to $43.0 million in loans sold at a gain of $980 thousand. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.
●	Bank owned life insurance ("BOLI") income increased $7 thousand and $30 thousand for the three and six months ended June 30, 2020, respectively.
●	Net security gains totaled $79 thousand during the second quarter of 2020 and $98 thousand in the prior year’s quarter. Year-to-date, net security losses totaled $91 thousand compared to gains of $198 thousand in the prior year. There were approximately $74 thousand and $98 thousand in gains which resulted from increases in the market values of equity securities during the second quarter of 2020 and 2019, respectively.
●	Other income decreased $15 thousand in the quarterly period and increased $15 thousand in the yearly period.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Compensation and benefits	$5,553	$5,186	$10,992	$10,030
Processing and communications	769	748	1,477	1,464
Furniture and equipment	641	718	1,296	1,377
Occupancy	630	653	1,253	1,346
BSA expenses	488	—	550	—
Professional services	261	277	531	565
Advertising	207	374	497	722
Director fees	181	164	381	328
Other loan expenses	168	67	257	113
Deposit insurance	159	134	247	301
Loan collection & OREO expenses	1	(10)	187	57
Other expenses	119	480	833	966
Total noninterest expense	$9,177	$8,791	$18,501	$17,269

Noninterest expense increased $386 thousand to $9.2 million for three months ended June 30, 2020, while year-to-date expense increased $1.2 million to $18.5 million, primarily due to expenses related to enhancing our BSA program and complying with the consent order with the FDIC and NJDOBI.

Changes in noninterest expense for the three and six months ended June 30, 2020 versus 2019 reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $367 thousand and $962 thousand for the three and six months ended June 30, 2020, when compared to 2019, primarily due to increased mortgage commissions on a higher origination volume.
●	Processing and communications expenses, which includes items process and electronic banking fees, increased $21 thousand and $13 thousand for the three and six months ended June 30, 2020 vs 2019.
●	Furniture and equipment expense, which includes network and software maintenance, decreased $77 thousand and $81 thousand for the three and six months ended June 30, 2020, versus 2019, respectively.
●	Occupancy expense has decreased $23 thousand and $93 thousand for the three and six months ended June 30, 2020, versus 2019 respectively.
●	In connection with BSA/AML remediation related to the Bank’s consent order, compliance expenses totaled $488 thousand and $550 thousand for the three and six months ended June 30, 2020.
●	Professional service fees decreased $16 thousand and $34 thousand for the three and six month ended June 30, 2020, versus 2019, respectively, primarily due to lower consulting expenses, other than those related to BSA compliance.
●	Advertising expenses decreased $167 thousand and $225 thousand for the three and six months ended June 30, 2020, versus 2019 respectively, primarily due to decreased community relations expenses and marketing event related expenses due to the impact of COVID-19.
●	Director fees increased $17 thousand and $53 thousand for the three and six months ended June 30, 2020, versus 2019, respectively.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $101 thousand and $144 thousand for the three and six months ended June 30, 2020, versus 2019, respectively.
●	Loan collection and OREO costs increased $11 thousand and $130 thousand for the three and six months ended June 30, 2020, versus 2019 respectively. The yearly increase was primarily due to increased property tax expenses on OREO properties.

●	Other expenses decreased $361 thousand and $133 thousand for the three and six months ended June 30, 2020 versus 2019 respectively, primarily due to a reclassification of BSA and consent order compliance expenses in the second quarter of 2020 and lower employee related expenses due to COVID-19.

Income Tax Expense

For the quarter ended June 30, 2020, the Company reported income tax expense of $1.5 million for an effective tax rate of 22.3 percent, compared to income tax expense of $1.6 million and an effective tax rate of 22.0 percent for the prior year’s quarter. For the six months ended June 30, 2020, the Company reported income tax expense of $3.1 million for an effective tax rate of 22.6 percent, compared to an income expense of $3.2 million and an effective tax rate of 21.5 percent for the six months ended June 30, 2020.

On July 1, 2018, New Jersey’s Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax, which became effective for periods on or after January 1, 2019.

For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at June 30, 2020

Total assets increased $181.8 million or 10.6 percent, to $1.9 billion at June 30, 2020, when compared to year end 2019. This increase was primarily due to an increase of $163.1 million in net loans, reflecting $136.0 million from the funding of SBA PPP loans and strong commercial loan growth, and $28.7 million in cash and cash equivalents, partially offset by a decrease of $11.7 million in investments.

Total deposits increased $233.3 million, primarily due to increases of $150.1 million in noninterest-bearing demand deposits, $68.0 million in time deposits and $18.6 million in savings deposits, partially offset by decreases of $3.4 million in interest-bearing demand deposits. Borrowed funds decreased $60.0 million due to a reduction in overnight borrowings.

Total shareholders’ equity increased $5.9 million over year end 2019, primarily due to earnings and an increase in common stock, partially offset by treasury stock purchases, accumulated other comprehensive loss and dividends paid during the six months ended June 30, 2020.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS debt securities and equity investments. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS debt securities totaled $53.1 million at June 30, 2020, a decrease of $11.2 million or 17.4 percent, compared to $64.3 million at December 31, 2019. This net decrease was the result of:

●	$8.2 million in principal payments, maturities and called bonds,
●	$6.0 million from the sale of three mortgage-backed securities, two municipal and one corporate bonds, and

●	$115 thousand in net amortization, partially offset by
●	$2.7 million increase from the purchase of one corporate bond and three municipal bonds, and
●	$424 thousand of appreciation in the market value of the portfolio. At June 30, 2020, the portfolio had a net unrealized gain of $814 thousand compared to a net unrealized gain of $392 thousand at December 31, 2019. These net unrealized gains are reflected net of tax in shareholder’s equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.4 years and 4.9 years at June 30, 2020 and December 31, 2019, respectively.

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

Equity securities totaled $1.8 million at June 30, 2020, a decrease of $503 thousand or 22.0%, compared to $2.3 million at December 31, 2019. This net decrease was the result of:

●	$392 thousand in market value adjustments throughout the year, and
●	$111 thousand in sales net of realized gains from the sale of one community bank holding.

The average balance of taxable securities amounted to $56.9 million for the six months ended June 30, 2020, compared to $58.3 million for the same period in 2019. The average yield earned on taxable securities increased 11 basis points, to 3.35 percent for the six months ended June 30, 2020, from 3.24 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $3.7 million for the six months ended June 30, 2020, compared to $4.5 million for the same period in 2019. The average yield earned on tax-exempt securities decreased 34 basis points, to 2.69 percent for the six months ended June 30, 2020, from 3.03 percent for the same period in 2019.

Securities with a carrying value of $3.1 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure other borrowings, collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 52 percent of the total investment portfolio had a fixed rate of interest at June 30, 2020.

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

Total loans increased $166.9 million or 11.7 percent to $1.6 billion at June 30, 2020, compared to year end 2019. The increase was primarily driven by the funding of SBA Paycheck Protection Program (“PPP”) loans. As of June 30, 2020, the Company had PPP loans totaling $136.0 million. Commercial, consumer and residential loans increased $27.7 million, $2.6 million and $2.3 million respectively, partially offset by a decrease of $1.7 million in SBA loans.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$36,966	2.3%	$35,767	2.5%
SBA PPP loans	136,039	8.5	—	—
Commercial loans	792,752	49.8	765,032	53.7
Residential mortgage loans	469,987	29.5	467,706	32.8
Consumer loans	146,161	9.2	143,524	10.1
Total loans held for investment	1,581,905	99.3	1,412,029	99.1
SBA loans held for sale	10,602	0.7	13,529	0.9
Total loans	$1,592,507	100.0%	$1,425,558	100.0%

Average loans increased $159.1 million or 12.0 percent to $1.5 billion for the six months ended June 30, 2020 from $1.3 billion for the same period in 2019. The increase in average loans was due to increases in average commercial, PPP, residential mortgage, consumer and SBA loans. The yield on the overall loan portfolio decreased 35 basis points to 5.08 percent for the six months ended June 30, 2020 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $10.6 million at June 30, 2020, a decrease of $2.9 million from $13.5 million at December 31, 2019.  SBA 7(a) loans held to maturity amounted to $37.0 million at June 30, 2020, an increase of $1.2 million from $35.8 million at December 31, 2019.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.93 percent for the six months ended June 30, 2020, compared to 8.01 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $94.6 million and $93.6 million in SBA loans were sold but serviced by the Company at June 30, 2020 and December 31, 2019, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provides assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $792.8 million at June 30, 2020, an increase of $27.7 million from year end 2019. The yield on commercial loans was 5.11 percent for the six months ended June 30, 2020, compared to 5.29 percent for the same period in 2019. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $470.0 million at June 30, 2020, an increase of $2.3 million from year end 2019. Sales of mortgage loans totaled $105.9 million for the six months ended June 30, 2020. Approximately $13.2 million of the loans sold were from portfolio, with the remainder consisting of new production. The yield on residential mortgages was 4.93 percent for the six months ended June 30, 2020, compared to 5.05 percent in the 2019 period. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $146.2 million, an increase of $2.6 million from year end 2019. The yield on consumer loans was 5.56 percent for the six months ended June 30, 2020, compared to 6.52 percent for the same period in 2019.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2020 approximately 85 percent of the Company’s loan portfolio was secured by real estate compared to 94 percent at December 31, 2019.

TDRs

TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider. These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both. Deferrals complying with the terms of the CARES Act and regulatory guidance (i.e., deferrals of up to six months to borrowers impacted by the COVID-19 pandemic, where the borrower was current at either December 31, 2019 or prior to the deferral being granted) are not considered TDR’s. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

At June 30, 2020, there was one loan totaling $684 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $705 thousand at December 31, 2019. The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	June 30, 2020	December 31, 2019	June 30, 2019
Nonperforming by category:
SBA loans held for investment (1)	$2,363	$1,164	$437
Commercial loans	413	529	54
Residential mortgage loans	6,192	3,936	3,924
Consumer loans	505	20	—
Total nonperforming loans	$9,473	$5,649	$4,415
OREO	711	1,723	921
Total nonperforming assets	$10,184	$7,372	$5,336
Past due 90 days or more and still accruing interest:
Residential mortgage loans	—	930	—
Total past due 90 days or more and still accruing interest	$—	$930	$—
Nonperforming loans to total loans	0.59%	0.40%	0.33%
Nonperforming loans and TDRs to total loans (2)	0.64	0.45	0.38
Nonperforming assets to total loans and OREO	0.64	0.52	0.40
Nonperforming assets to total assets	0.54	0.43	0.33
(1) Guaranteed SBA loans included above	$307	$59	$68
(2) Performing TDRs	684	705	728

Nonperforming loans were $9.5 million at June 30, 2020, a $3.9 million increase from $5.6 million at year end 2019 and a $5.1 million increase from $4.4 million at June 30, 2019. Since year end 2019, nonperforming loans in the residential, SBA and consumer loan segments increased, partially offset by a decrease in commercial loans. Included in nonperforming loans at June 30, 2020 are approximately $307 thousand of loans guaranteed by the SBA, compared to $59 thousand at December 31, 2019, and $68 thousand at June 30, 2019, respectively. In addition, there were no loans past due 90 days or more and still accruing interest at June 30, 2020, compared to $930 thousand at December 31, 2019.

OREO properties totaled $711 thousand at June 30, 2020, a decrease of $1.0 million from $1.7 million at December 31, 2019 and a decrease of $210 thousand from $921 thousand at June 30, 2019. During the six months ended June 30, 2020, the Company charged off $200 thousand on one OREO property, and sold one property.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $19.8 million at June 30, 2020.

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

The allowance for loan losses totaled $20.2 million at June 30, 2020, compared to $16.4 million at December 31, 2019, and $16.0 million at June 30, 2019, with a resulting allowance to total loan ratio of 1.27 percent at June 30, 2020, 1.15 percent at December 31, 2019, and 1.19 percent at June 30, 2019. Net charge-offs amounted to $161 thousand for the six months ended June 30, 2020, compared to $373 thousand for the same period in 2019. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2020	2019	2020	2019
Balance, beginning of period	$17,376	$15,684	$16,395	$15,488
Provision for loan losses charged to expense	2,500	350	4,000	850
Less: Chargeoffs
SBA loans held for investment	—	84	25	393
Commercial loans	219	—	519	1
Residential mortgage loans	—	—	200	—
Consumer loans	—	—	—	1
Total chargeoffs	219	84	744	395
Add: Recoveries
SBA loans held for investment	75	1	80	3
Commercial loans	502	4	503	9
Residential mortgage loans	—	—	—	—
Consumer loans	—	10	—	10
Total recoveries	577	15	583	22
Net (recoveries) charge-offs	(358)	69	161	373
Balance, end of period	$20,234	$15,965	$20,234	$15,965
Selected loan quality ratios:
Net (recoveries) chargeoffs to average loans:
SBA loans held for investment	(0.20)%	0.70%	(0.11)%	1.61%
Commercial loans	(0.15)	—	—	—
Residential mortgage loans	—	—	0.09	—
Consumer loans	—	(0.03)	—	(0.01)
Total loans	(0.09)	0.02	0.02	0.06
Allowance to total loans	1.27	1.19	1.27	1.19
Allowance to nonperforming loans	213.60%	361.61%	213.60%	361.61%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At June 30, 2020, a $281 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019.

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

Total deposits increased $233.3 million to $1.5 billion at June 30, 2020, from year-end 2019. This increase in deposits was due to increases of $150.1 million in noninterest-bearing demand deposits, $68.0 million in time deposits and $18.6 million in savings deposits, partially offset by a decrease of $3.4 million in interest-bearing demand deposit. The increase in noninterest-bearing demand deposits is a result of the distribution of PPP funds. The increase in time deposits is attributable to a combination of retail and broker generated time deposits.

The Company’s deposit composition at June 30, 2020, consisted of 31.8 percent time deposits, 27.5 percent savings deposits, 29.0 percent noninterest-bearing demand deposits and 11.7 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation. Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $233.3 million and $293.3 million at June 30, 2020 and December 31, 2019, respectively, and are broken down in the following table:

(In thousands)	June 30, 2020	December 31, 2019
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	50,000	50,000
Overnight advances	133,000	193,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$233,310	$293,310

The $60.0 million decrease in total borrowed funds and subordinated debentures was due to a $60.0 million decrease in FHLB overnight advances. The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At June 30, 2020 and December 31, 2019, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date August 22, 2024, at a fixed rate of 1.810%.

At June 30, 2020 and December 31, 2019, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to control the uncertainty from variable rate instruments. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The term of these transactions are as follows:

●	A $20.0 million ARC FHLB borrowing with a maturity date of July 6, 2020, at a rate of 1 month LIBOR plus 0.195%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.243% that matures July 5, 2021.

●	A $10.0 million ARC FHLB borrowing with a maturity date of August 18, 2020, at a rate of 3 month LIBOR plus 0.190%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.293% that matures on February 16, 2021.
●	A $20.0 million ARC FHLB borrowing with a maturity date of December 7, 2020, at a rate of 3 month LIBOR plus 0.165%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.895% and matures on December 7, 2020.

At June 30, 2020, there were FHLB overnight borrowings of $133.0 million at a rate of 0.490%, compared to $193.0 million at a rate of 1.810% at December 31, 2019.

In June 2020, the FHLB issued a $10.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At June 30, 2020, the Company had $240.5 million of additional credit available at the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.895% at June 30, 2020 and 3.518% at December 31, 2019. At June 30, 2020 and December 31, 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 3.435%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2020, is an increase of 0.20 percent in a rising-rate environment and a decrease of 7.6 percent in a falling-rate environment. The variances in the EVPE at June 30, 2020 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2019, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.8 percent in a rising-rate environment and an decrease of 1.9 percent in a falling-rate environment.

Liquidity

Consolidated Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Our liquidity is monitored by management and the Board of Directors, which reviews historical funding requirements, our current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize our dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2020, the balance of cash and cash equivalents was $186.7 million, an increase of $28.7 million from December 31, 2019. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $19.6 million and $15.7 million of net cash for the six months ended June 30, 2020 and 2019, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $159.8 million and $41.9 million in net cash for the six months ended June 30, 2020 and 2019, respectively. Cash was primarily used to fund new loans, primarily SBA PPP loans, and purchase FHLB stock, partially offset by proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $53.1 million and $64.3 million at June 30, 2020 and December 31, 2019, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $10.9 million.
●	Loans. The SBA loans held for sale portfolio amounted to $10.6 million and $13.5 million at June 30, 2020 and December 31, 2019, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $280.5 million to its borrowers as of June 30, 2020, compared to $272.8 million at December 31, 2019. At June 30, 2020, $143.6 million of these commitments expire within one year, compared to $119.2 million at December 31, 2019. The Company had $4.5 million and $4.8 million in standby letters of credit at June 30, 2020 and December 31, 2019, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $168.9 million and $35.5 million in net cash for the six months ended June 30, 2020 and 2019, respectively, primarily due to an increase in the Company’s deposits and proceeds from new borrowings, partially offset by repayments of borrowings.

●	Deposits. As of June 30, 2020, deposits included $113.7 million of New Jersey Municipality deposits, as compared to $123.3 million at year end 2019. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $86.7 million of deposits from nine municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $223.0 million and $283.0 million as of June 30, 2020 and December 31, 2019, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2020, pledging provided an additional $240.5 million in borrowing capacity from the FHLB.

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

At June 30, 2020, the Parent Company had $1.5 million in cash and cash equivalents and $832 thousand in investment securities valued at fair market value, compared to $2.3 million and $1.4 million at December 31, 2019.

Regulatory Capital

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements. The new rule was effective beginning January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

A qualifying community banking organization (“QCBO”) is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	A leverage capital ratio of greater than 9.0%;
●	Total consolidated assets of less than $10.0 billion;
●	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and is therefore not be required to comply with the Basel III capital requirements. As of June 30, 2020, the Bank’s CBLR was 9.64%, and the Company’s CBLR was 10.01%.

The following table shows the CBLR ratio for the Company and the Bank for the period ended June 30, 2020 and the capital ratios for the Company and the Bank under Basel III requirements at December 31, 2019:

	Company	Bank	Required for capital adequacy purposes (1)	To be well-capitalized under prompt corrective action regulations
At June 30, 2020:
CBLR	10.01%	9.64%	8.00%	8.00%
At December 31, 2019:
Leverage ratio	10.59%	10.15%	4.00%	5.00%
CET1	11.59%	11.81%	4.50%	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	6.00%	8.00%
Total risk-based capital ratio	13.06%	12.58%	8.00%	10.00%

(1) Excludes capital conservation buffer at December 31, 2019.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $5.9 million to $166.6 million at June 30, 2020 compared to $160.7 million at December 31, 2019, primarily due to net income of $10.5 million. Other items impacting shareholders’ equity included $3.0 million in treasury stock purchased at cost, $1.7 million in dividends paid on common stock, $931 thousand from the issuance of common stock under employee benefit plans, and $912 thousand in accumulated other comprehensive loss net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock. The new plan replaces the Company’s prior share repurchase program. 211 thousand shares were repurchased at an average price of $14.10 during the six months ended June 30, 2020, leaving 314 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. No shares were repurchased for the same period in 2019. The table below sets forth information regarding our repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	-	$-	-	514,460
May 1, 2020 through May 31, 2020	191,107	14.17	191,107	323,353
June 1, 2020 through June 30, 2020	9,702	14.01	9,702	313,651

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2020, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of June 30, 2020 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2019, as supplemented by the Company’s subsequent quarterly reports on Form 10-Q and as set forth below:

Pandemic events may have a material adverse effect on our operations and our financial condition.

The outbreak of disease on a regional, national or global level, such as the spread of the COVID-19 coronavirus, has a material adverse effect on commerce, which may, in turn impact our lines of business.

Our operations are significantly affected by the general economic conditions of New Jersey and the specific local markets in which we operate. The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Registrant have been significantly impact by the Coronavirus epidemic. Our real estate portfolio consists primarily of loans secured by properties located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania. A decline in the economies of these counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The coronavirus outbreak may also have an adverse effect on our customers directly or indirectly. These effects could include disruptions or restrictions in our customers’ supply chains or employee productivity, closures of customers’ facilities, decreases in demand for customers’ products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in areas most affected by COVID-19. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If our customers are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected.

Such events may affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and/or result in loss of revenue. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions and governmental rules or policies. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Including the potential effects of the COVID-19 outbreak on the Company’s loan portfolios, the ongoing and dynamic nature of the pandemic and the resultant, potentially severe and long-lasting, economic dislocations, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Demand for our products and services may decline, making it difficult to grow assets and income;
●	If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	Our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral and forbearance periods, which will adversely affect our net income;
●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	As the result of the decline in the Federal Reserve Board’s target federal fund rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

The Company and its bank subsidiary are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions.

In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. On July 6, 2020, Unity Bank executed a Stipulation and Consent to the Issuance of a Consent Order (the “Order”) countersigned by the Federal Deposit Insurance Corporation (the "FDIC"). On July 6, 2020 the Bank also agreed to an Acknowledgement and Consent of FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the “Commissioner”), which makes the Consent Order binding as between the Bank and the Commissioner. On July 15, 2020, the Commissioner adopted the Acknowledgement. The Bank consented to the issuance of the Consent Order without admitting any charges of unsafe or unsound banking practices or violations of law or regulation. The Consent Order arises from a routine safety and soundness examination of the Bank by the FDIC, which was conducted as of October 21, 2019 and received by the Bank on February 26, 2020.

Under the terms of the Order, Unity is required to, among other things, increase board supervision of Unity’s BSA/AML program, review and improve its written BSA/AML compliance program, review and improve its BSA risk assessment, review and improve its system of internal controls to assure and monitor compliance with the BSA, provide for independent testing of its BSA compliance, provide additional resources and training to staff to ensure BSA compliance, review its compliance with Office of Foreign Assets Control regulations, retain a firm acceptable to the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI") to undertake a review of all accounts and transaction activity to determine that appropriate reporting was undertaken, establish a board oversight committee consisting of independent directors and provide quarterly reporting to the FDIC and NJDOBI.

The board of directors and management of the Bank began proactively taking steps to address identified matters promptly following the FDIC examination, and will continue to work with the FDIC to address such matters. Steps taken toward the improvement of our BSA/AML program include:

●	Establishment of an Independent Board Compliance Committee to oversee BSA/AML enhancements,
●	Additional investment into processes and Financial Crime Risk Management system upgrades to strengthen anti-money laundering controls,
●	Continued emphasis on education, training and the importance of compliance for all associates,
●	The hiring of a BSA/AML professional to oversee these efforts; and
●	Contracting with a specialized third-party vendor to evaluate, propose additional enhancements and to conduct independent tests to validate the Bank’s BSA/AML policy and procedures.

The provisions of the Order will remain in effect until modified, terminated, suspended or set aside by the FDIC. Based upon quotes received from third party vendors to date and management’s current understanding of the work to be performed to comply with the Consent Order, the Registrant currently estimates that the costs to comply with the Consent Order will approximate $1.8 million.  However, if additional review or remediation work is required to fully comply with the provisions of the Consent Order, the Bank could incur additional expense.

While the Bank intends to take such actions as may be necessary to enable it to comply with the Consent Order, there can be no assurance that the Bank will be able to fully comply with the provisions of the Consent Order, that its efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Bank, or that the Bank would not be subject to other regulatory enforcement actions in the future. In addition, while the Consent Order is in place, the Bank’s ability to expend through acquisitions or additional branches may be curtailed.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

See the discussion under the heading “Shareholders Equity - Repurchase Plan” under Item 2 “Management’s Discussion and Analysis of Financial Condition and results of Operations.”

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 10.1	Form of Amendment Agreement with respect to the Amended and Restated Employment Agreement dated as of June 4, 2015 with James A. Hughes (1)
	Exhibit 10.2	Form of Amendment Agreement with respect to the Retention Agreement with each Anthony Cossetti, Janice Bolomey and John Kauchak (1)
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed June 25, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	August 6, 2020	/s/ Anthony Cossetti
Anthony Cossetti
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
10.1	Amendment Agreement with respect to the Amended and Restated Employment Agreement dated as of June 4, 2015 with James A. Hughes (1)
10.2	Form of Amendment Agreement with respect to the Retention Agreement with each Anthony Cossetti, Janice Bolomey and John Kauchak (1)
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of Anthony Cossetti. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and Anthony Cossetti. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K filed June 25, 2020