Form 10-Q
period 2020-09-30
UNITY BANCORP INC /NJ/
filed 2020-11-04
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ⌧    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2020 common stock, no par value: 10,565,540 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$21,601	$21,106
Federal funds sold and interest-bearing deposits	179,794	136,910
Cash and cash equivalents	201,395	158,016
Securities:
Debt securities available for sale (amortized cost of $48,863 in 2020 and $63,883 in 2019)	48,713	64,275
Equity securities with readily determinable fair values (amortized cost of $2,112 in 2020 and $2,218 in 2019)	1,674	2,289
Total securities	50,387	66,564
Loans:
SBA loans held for sale	6,192	13,529
SBA loans held for investment	47,125	35,767
SBA PPP loans	138,895	—
Commercial loans	799,573	765,032
Residential mortgage loans	473,420	467,706
Consumer loans	148,086	143,524
Total loans	1,613,291	1,425,558
Allowance for loan losses	(22,237)	(16,395)
Net loans	1,591,054	1,409,163
Premises and equipment, net	20,507	21,315
Bank owned life insurance ("BOLI")	26,482	26,323
Deferred tax assets	8,433	5,559
Federal Home Loan Bank ("FHLB") stock	12,394	14,184
Accrued interest receivable	10,169	6,984
Other real estate owned ("OREO")	711	1,723
Goodwill	1,516	1,516
Prepaid expenses and other assets	7,788	7,595
Total assets	$1,930,836	$1,718,942
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$412,863	$279,793
Interest-bearing demand	205,475	176,335
Savings	453,801	389,795
Time, under $100,000	239,147	195,446
Time, $100,000 to $250,000	99,765	126,192
Time, $250,000 and over	82,389	82,553
Total deposits	1,493,440	1,250,114
Borrowed funds	240,000	283,000
Subordinated debentures	10,310	10,310
Accrued interest payable	283	455
Accrued expenses and other liabilities	17,569	14,354
Total liabilities	1,761,602	1,558,233
Shareholders’ equity:
Common stock	91,474	90,113
Retained earnings	84,168	70,442
Treasury stock	(5,135)	—
Accumulated other comprehensive (loss) income	(1,273)	154
Total shareholders’ equity	169,234	160,709
Total liabilities and shareholders’ equity	$1,930,836	$1,718,942

Shares issued	10,943	10,881
Shares outstanding	10,570	10,881
Treasury shares	373	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$24	$271	$236	$724
FHLB stock	79	82	268	275
Securities:
Taxable	383	463	1,331	1,400
Tax-exempt	11	26	50	81
Total securities	394	489	1,381	1,481
Loans:
SBA loans	631	943	2,323	2,880
SBA PPP loans	1,036	—	1,760	—
Commercial loans	10,099	9,467	29,848	27,892
Residential mortgage loans	5,490	5,606	16,814	16,702
Consumer loans	2,011	2,197	5,999	6,382
Total loans	19,267	18,213	56,744	53,856
Total interest income	19,764	19,055	58,629	56,336
INTEREST EXPENSE
Interest-bearing demand deposits	347	438	1,189	1,289
Savings deposits	473	1,194	1,836	3,500
Time deposits	2,157	2,577	7,056	7,023
Borrowed funds and subordinated debentures	460	442	1,449	1,695
Total interest expense	3,437	4,651	11,530	13,507
Net interest income	16,327	14,404	47,099	42,829
Provision for loan losses	2,000	750	6,000	1,600
Net interest income after provision for loan losses	14,327	13,654	41,099	41,229
NONINTEREST INCOME
Branch fee income	237	373	761	1,120
Service and loan fee income	419	522	1,185	1,533
Gain on sale of SBA loans held for sale, net	534	—	1,099	554
Gain on sale of mortgage loans, net	1,713	545	4,317	1,525
BOLI income	147	138	474	435
Net security (losses) gains	(96)	18	(187)	216
Gain on sale of premises and equipment	—	764	—	766
Other income	382	350	1,043	994
Total noninterest income	3,336	2,710	8,692	7,143
NONINTEREST EXPENSE
Compensation and benefits	5,761	5,353	16,752	15,384
Processing and communications	722	749	2,199	2,213
Furniture and equipment	637	711	1,933	2,088
Occupancy	639	651	1,892	1,997
BSA expenses	626	—	1,176	—
Professional services	274	274	805	839
Advertising	191	334	688	1,056
Director fees	191	171	572	499
Other loan expenses	216	89	473	202
Deposit insurance	197	—	444	301
Loan collection and OREO expenses (recoveries)	33	(48)	220	9
Other expenses	550	445	1,386	1,409
Total noninterest expense	10,037	8,729	28,540	25,997
Income before provision for income taxes	7,626	7,635	21,251	22,375
Provision for income taxes	1,866	1,676	4,952	4,842
Net income	$5,760	$5,959	$16,299	$17,533
Net income per common share - Basic	$0.54	$0.55	$1.51	$1.62
Net income per common share - Diluted	$0.54	$0.54	$1.50	$1.59
Weighted average common shares outstanding – Basic	10,630	10,863	10,768	10,836
Weighted average common shares outstanding – Diluted	10,706	11,036	10,875	11,019

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2020			September 30, 2019
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$7,626	$1,866	$5,760	$7,635	$1,676	$5,959
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(1,060)	(298)	(762)	153	42	111
Less: reclassification adjustment for (losses) gains on securities included in net income	(96)	(20)	(76)	18	3	15
Total unrealized (losses) gains on securities available for sale	(964)	(278)	(686)	135	39	96
Adjustments related to defined benefit plan:
Amortization of prior service cost	20	6	14	20	5	15
Total adjustments related to defined benefit plan	20	6	14	20	5	15
Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	220	63	157	(177)	(51)	(126)
Total unrealized gains (losses) on cash flow hedges	220	63	157	(177)	(51)	(126)
Total other comprehensive loss	(724)	(209)	(515)	(22)	(7)	(15)
Total comprehensive income	$6,902	$1,657	$5,245	$7,613	$1,669	$5,944

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the nine months ended
	September 30, 2020			September 30, 2019
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$21,251	$4,952	$16,299	$22,375	$4,842	$17,533
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(728)	(197)	(531)	1,340	358	982
Less: reclassification adjustment for (losses) gains on securities included in net income	(186)	(38)	(148)	216	45	171
Total unrealized (losses) gains on securities available for sale	(542)	(159)	(383)	1,124	313	811
Adjustments related to defined benefit plan:
Amortization of prior service cost	62	18	44	62	(59)	121
Total adjustments related to defined benefit plan	62	18	44	62	(59)	121
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,530)	(442)	(1,088)	(1,169)	(326)	(843)
Total unrealized losses on cash flow hedges	(1,530)	(442)	(1,088)	(1,169)	(326)	(843)
Total other comprehensive (loss) income	(2,010)	(583)	(1,427)	17	(72)	89
Total comprehensive income	$19,241	$4,369	$14,872	$22,392	$4,770	$17,622

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

				Accumulated
				other		Total
	Stock		Retained	comprehensive	Treasury	shareholders’
(In thousands)	Shares	Amount	earnings	income (loss)	stock	equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—	$160,709
Net income	—	—	5,368	—	—	5,368
Other comprehensive loss, net of tax	—	—	—	(986)	—	(986)
Dividends on common stock ($0.08 per share)	—	30	(871)	—	—	(841)
Common stock issued and related tax effects (1)	13	227	—	—	—	227
Acquisition of treasury stock, at cost	(11)	—	—	—	(172)	(172)
Balance, March 31, 2020	10,883	90,370	74,939	(832)	(172)	164,305
Net income	—	—	5,171	—	—	5,171
Other comprehensive income, net of tax	—	—	—	74	—	74
Dividends on common stock ($0.08 per share)	—	29	(857)	—	—	(828)
Common stock issued and related tax effects (1)	45	704	—	—	—	704
Acquisition of treasury stock, at cost	(200)	—	—	—	(2,819)	(2,819)
Balance, June 30, 2020	10,728	91,103	79,253	(758)	(2,991)	166,607
Net income	—	—	5,760	—	—	5,760
Other comprehensive loss, net of tax	—	—	—	(515)	—	(515)
Dividends on common stock ($0.08 per share)	—	29	(845)	—	—	(816)
Common stock issued and related tax effects (1)	4	342	—	—	—	342
Acquisition of treasury stock, at cost	(162)	—	—	—	(2,144)	(2,144)
Balance, September 30, 2020	10,570	$91,474	$84,168	$(1,273)	$(5,135)	$169,234

				Accumulated
				other	Total
	Stock		Retained	comprehensive	shareholders’
(In thousands)	Shares	Amount	earnings	(loss) income	equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$138,488
Net income	—	—	5,740	—	5,740
Other comprehensive loss, net of tax	—	—	—	(50)	(50)
Dividends on common stock ($0.07 per share)	—	26	(756)	—	(730)
Common stock issued and related tax effects (1)	42	269	—	—	269
Balance, March 31, 2019	10,822	88,779	55,145	(207)	143,717
Net income	—	—	5,834	—	5,834
Other comprehensive income, net of tax	—	—	—	154	154
Dividends on common stock ($0.08 per share)	—	31	(870)	—	(839)
Common stock issued and related tax effects (1)	34	517	—	—	517
Balance, June 30, 2019	10,856	89,327	60,109	(53)	149,383
Net income	—	—	5,959	—	5,959
Other comprehensive loss, net of tax	—	—	—	(15)	(15)
Dividends on common stock ($0.08 per share)	—	31	(869)	—	(838)
Common stock issued and related tax effects (1)	13	395	—	—	395
Balance, September 30, 2019	10,869	$89,753	$65,199	$(68)	$154,884

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$16,299	$17,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	1,600
Net amortization of purchase premiums and discounts on securities	183	126
Depreciation and amortization	1,295	1,144
PPP deferred fees and costs	3,888	—
Deferred income tax benefit	(2,292)	(418)
Net security gains	(322)	—
Stock compensation expense	1,059	932
Gain on sale of OREO	—	(16)
Valuation writedowns on OREO	200	—
Gain on sale of mortgage loans, net	(3,590)	(1,337)
Gain on sale of SBA loans held for sale, net	(1,099)	(554)
Origination of mortgage loans sold	(191,667)	(78,209)
Origination of SBA loans held for sale	(4,154)	(8,306)
Proceeds from sale of mortgage loans, net	195,257	79,546
Proceeds from sale of SBA loans held for sale, net	13,517	9,629
BOLI income	(474)	(435)
Net change in other assets and liabilities	(1,287)	3,793
Net cash provided by operating activities	32,813	25,028
INVESTING ACTIVITIES
Purchases of securities available for sale	(2,717)	(3,225)
Purchases of FHLB stock, at cost	(58,780)	(63,261)
Maturities and principal payments on securities held to maturity	—	525
Maturities and principal payments on debt securities available for sale	11,239	3,658
Proceeds from sales of securities available for sale	6,635	—
Proceeds from sales of equity securities	111	—
Proceeds from redemption of FHLB stock	60,570	63,158
Proceeds from sale of OREO	812	269
Originations of SBA PPP Loans	(142,845)	—
Net increase in loans	(57,259)	(67,788)
BOLI death benefit income	315	78
Proceeds from BOLI insurance claims	—	(235)
Purchases of premises and equipment	(435)	(654)
Net cash used in investing activities	(182,354)	(67,475)
FINANCING ACTIVITIES
Net increase in deposits	243,326	65,675
Proceeds from new borrowings	200,000	210,000
Repayments of borrowings	(243,000)	(210,000)
Proceeds from exercise of stock options	396	424
Fair market value of shares withheld to cover employee tax liability	(182)	—
Dividends on common stock	(2,485)	(2,407)
Purchase of treasury stock	(5,135)	—
Net cash provided by financing activities	192,920	63,692
Increase in cash and cash equivalents	43,379	21,245
Cash and cash equivalents, beginning of period	158,016	145,515
Cash and cash equivalents, end of period	$201,395	$166,760
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$11,702	$13,493
Income taxes paid	6,762	5,957
Noncash investing activities:
Establishment of lease liability and right-of-use asset	28	3,234
Transfer of SBA loans held for sale to held to maturity	1,193	—
Capitalization of servicing rights	575	215
Transfer of loans to OREO	$—	$2,151

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2020

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of Small Business Administration (“SBA”) loans, other than loans originated under the Paycheck Protection Program, and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income	$5,760	$5,959	$16,299	$17,533
Weighted average common shares outstanding - Basic	10,630	10,863	10,768	10,836
Plus: Potential dilutive common stock equivalents	76	173	107	183
Weighted average common shares outstanding - Diluted	10,706	11,036	10,875	11,019
Net income per common share - Basic	$0.54	$0.55	$1.51	$1.62
Net income per common share - Diluted	0.54	0.54	1.50	1.59
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	430	251	413	237

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

On September 29, 2020, New Jersey’s Assembly Bill 4721 was signed into law. The bill, retroactively effective January 1, 2020, extends the 2.5% corporate income surtax until December 31, 2023. The Division of Taxation will waive any underpayment penalties on 2020 estimated tax payments related to the retroactive increase. In addition, if the federal corporate tax rate is increased to a rate of at least 35% of taxable income, the surtax will be suspended.

For the quarter ended September 30, 2020, the Company reported income tax expense of $1.9 million for an effective tax rate of 24.5 percent, compared to an income tax expense of $1.7 million and an effective tax rate of 22.0 percent for the prior year’s quarter. For the nine months ended September 30, 2020, the Company reported income tax expense of $5.0 million for an effective tax rate of 23.3 percent, compared to an income tax expense of $4.8 million and an effective tax rate of 21.6 percent for the nine months ended September 30, 2019. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or the nine months ended September 30, 2020 or 2019. The Company did not have an accrual for uncertain tax positions as of September 30, 2020 or December 31, 2019, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2015 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, net of tax:

	For the three months ended September 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	loss
Balance, beginning of period (1)	$619	$(265)	$(1,077)	$(723)
Other comprehensive (loss) income before reclassifications	(762)	—	157	(605)
Less amounts reclassified from accumulated other comprehensive loss	(76)	(14)	—	(90)
Period change	(686)	14	157	(515)
Balance, end of period (1)	$(67)	$(251)	$(920)	$(1,238)

	For the three months ended September 30, 2019
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	loss
Balance, beginning of period (1)	$(6)	$(325)	$313	$(18)
Other comprehensive income (loss) before reclassifications	111	—	(126)	(15)
Less amounts reclassified from accumulated other comprehensive income (loss)	15	(15)	—	—
Period change	96	15	(126)	(15)
Balance, end of period (1)	$90	$(310)	$187	$(33)

	For the nine months ended September 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period (1)	$316	$(295)	$168	$189
Other comprehensive loss before reclassifications	(531)	—	(1,088)	(1,619)
Less amounts reclassified from accumulated other comprehensive loss	(148)	(44)	—	(192)
Period change	(383)	44	(1,088)	(1,427)
Balance, end of period (1)	$(67)	$(251)	$(920)	$(1,238)

	For the nine months ended September 30, 2019
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period (1)	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassifications	982	—	(843)	139
Less amounts reclassified from accumulated other comprehensive income (loss)	171	(121)	—	50
Period change	811	121	(843)	89
Balance, end of period (1)	$90	$(310)	$187	$(33)

(1)	AOCI does not reflect the net reclassification of $35 thousand to Retained Earnings as a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" & ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

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

Level 1 Inputs

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury, U.S. Government and sponsored entity agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”
●	Generally, this includes U.S. Government and sponsored entity mortgage-backed securities, corporate debt securities and derivative contracts

Level 3 Inputs

●	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
●	These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

As of September 30, 2020, the fair value of the Company’s AFS debt securities portfolio was $48.7 million. Approximately 40 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $19.7 million at September 30, 2020. Approximately $19.4 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2020. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are three corporate bonds which are classified as Level 3 assets at September 30, 2020, which were previously classified as Level 2 assets.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period (1)	$6,243	$—	$6,238	$—
Purchases/additions	—	—	—	—
Sales/reductions	—	—	—	—
Realized gains (losses)	—	—	—	—
Unrealized losses	(728)	—	(723)	—
Balance at end of period	$5,515	$—	$5,515	$—

(1) Includes AFS debt securities classified as Level 2 at December 31, 2019, which were transferred to Level 3 during the period ended September 30, 2020.

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

As of September 30, 2020, the fair value of the Company’s equity securities portfolio was $1.7 million.

All of the Company’s equity securities were classified as Level 2 assets at September 30, 2020. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2020, as compared to the periods ended December 31, 2019 and September 30, 2019.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,763	$—	$2,763	$—
State and political subdivisions	3,051	—	3,051	—
Residential mortgage-backed securities	19,685	—	19,685	—
Corporate and other securities	23,214	—	17,699	5,515
Total debt securities available for sale	$48,713	$—	$43,198	$5,515

Equity securities with readily determinable fair values	1,674	—	1,674	—
Total equity securities	$1,674	$—	$1,674	$—

Loans held for sale	7,175	—	7,175	—
Total loans held for sale	$7,175	$—	$7,175	$—

Interest rate swap agreements	(1,293)	—	(1,293)	—
Total swap agreements	$(1,293)	$—	$(1,293)	$—

	Fair value Measurements at December 31, 2019 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,753	$—	$5,753	$—
State and political subdivisions	5,154	—	5,154	—
Residential mortgage-backed securities	27,964	—	27,964	—
Corporate and other securities	25,404	—	25,404	—
Total debt securities available for sale	$64,275	$—	$64,275	$—

Equity securities with readily determinable fair values	2,289	—	2,289	—
Total equity securities	$2,289	$—	$2,289	$—

Loans held for sale	14,862	—	14,862	—
Total loans held for sale	$14,862	$—	$14,862	$—

Interest rate swap agreements	238	—	238	—
Total swap agreements	$238	$—	$238	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
OREO	$711	$—	$—	$711	$(200)
Impaired collateral-dependent loans	7,871	—	—	7,871	564

Fair Value Measurements at December 31, 2019 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Financial assets:
OREO	$1,723	$—	$—	$1,723	$(231)
Impaired collateral-dependent loans	1,925	—	—	1,925	(253)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At September 30, 2020, the valuation allowance for impaired loans was $978 thousand, an increase of $564 thousand from $414 thousand at December 31, 2019.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2020 and December 31, 2019 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2020, the Bank had standby letters of credit outstanding of $4.5 million, compared to $4.8 million at December 31, 2019. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$201,395	$201,395	$158,016	$158,016
Securities (1)	Level 2	50,387	50,387	66,564	66,564
SBA loans held for sale	Level 2	6,192	7,175	13,529	14,862
Loans, net of allowance for loan losses (2)	Level 2	1,584,862	1,604,944	1,395,634	1,398,997
FHLB stock	Level 2	12,394	12,394	14,184	14,184
Servicing assets	Level 3	2,138	2,138	2,026	2,026
Accrued interest receivable	Level 2	10,169	10,169	6,984	6,984
OREO	Level 3	711	711	1,723	1,723
Financial liabilities:
Deposits	Level 2	1,493,440	1,498,622	1,250,114	1,252,082
Borrowed funds and subordinated debentures	Level 2	250,310	252,596	293,310	292,766
Accrued interest payable	Level 2	283	283	455	455

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $6.2 million and market values of $5.5 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $7.9 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS") and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$2,749	$14	$—	$2,763	$5,751	$4	$(2)	$5,753
State and political subdivisions	3,018	33	—	3,051	4,992	174	(12)	5,154
Residential mortgage-backed securities	18,943	746	(4)	19,685	27,698	372	(106)	27,964
Corporate and other securities	24,153	131	(1,070)	23,214	25,442	230	(268)	25,404
Total debt securities available for sale	$48,863	$924	$(1,074)	$48,713	$63,883	$780	$(388)	$64,275
Equity securities:
Total equity securities	$2,112	$—	$(438)	$1,674	$2,218	$142	$(71)	$2,289

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at September 30, 2020 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$2,763	1.58%	$—	—%	$—	—%	$—	—%	$2,763	1.58%
State and political subdivisions	2,053	2.50	284	1.90	—	—	714	2.74	3,051	2.73
Residential mortgage-backed securities	2,596	1.25	15,171	2.36	292	4.89	1,626	2.57	19,685	2.27
Corporate and other securities	5,061	5.02	9,657	4.70	3,986	1.77	4,510	3.21	23,214	4.01
Total debt securities available for sale	$12,473	3.12%	$25,112	3.28%	$4,278	1.98%	$6,850	3.01%	$48,713	3.09%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$1,674	2.91%	$1,674	2.91%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Residential mortgage-backed securities	2	$—	$—	$321	$(4)	$321	$(4)
Corporate and other securities	9	3,769	(52)	9,239	(1,018)	13,008	(1,070)
Total temporarily impaired securities	11	$3,769	$(52)	$9,560	$(1,022)	$13,329	$(1,074)

	December 31, 2019
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	1	$—	$—	$1,995	$(2)	$1,995	$(2)
State and political subdivisions	1	—	—	1,013	(12)	1,013	(12)
Residential mortgage-backed securities	10	3,707	(27)	4,996	(79)	8,703	(106)
Corporate and other securities	6	3,366	(13)	3,735	(255)	7,101	(268)
Total temporarily impaired securities	18	$7,073	$(40)	$11,739	$(348)	$18,812	$(388)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2020 or December 31, 2019.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of  September 30, 2020 or December 31, 2019.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2020 or December 31, 2019. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of September 30, 2020 or December 31, 2019.

Realized Gains and Losses

Gross realized gains and losses on securities for the three and nine months ended September 30, 2020 and 2019 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Available for sale:
Realized gains	$16	$—	$317	$—
Realized losses	—	—	—	—
Total debt securities available for sale	16	—	317	—
Net gains on sales of securities	$16	$—	$317	$—

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were $16 thousand and $317 thousand of gross realized gains during the three and nine months ended September 30, 2020, compared to no gross realized gains during the same period a year ago. There were no gross realized losses for the three and nine months ended September 30, 2020, or 2019.

For the nine months ended September 30, 2020, the net gain is attributed to:

●	the sale of two corporate bonds with a total book value of $2.7 million and resulting gains of $77 thousand,
●	three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand,
●	one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand,
●	one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, and
●	the call of three tax-exempt municipal securities with a total book value of $1.8 million and resulting gains of $16 thousand.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net (losses) gains recognized during the period on equity securities	$(112)	$18	$(509)	$216
Net gains recognized during the period on equity securities sold during the period	—	—	5	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(112)	$18	$(504)	$216

Pledged Securities

Securities with a carrying value of $2.0 million and $4.0 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
SBA loans held for investment	$47,125	$35,767
SBA PPP loans	138,895	—
Commercial loans
SBA 504 loans	21,811	26,726
Commercial other	115,715	112,014
Commercial real estate	596,243	578,643
Commercial real estate construction	65,804	47,649
Residential mortgage loans	473,420	467,706
Consumer loans
Home equity	67,257	69,589
Consumer other	80,829	73,935
Total loans held for investment	$1,607,099	$1,412,029
SBA loans held for sale	6,192	13,529
Total loans	$1,613,291	$1,425,558

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

Residential Mortgage and Consumer Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans and consumer construction lines. The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and the Company’s relationship with the borrower.

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

At September 30, 2020, the Company owned $648 thousand in residential consumer properties that were included in OREO in the Consolidated Balance Sheets, compared to $1.7 million at December 31, 2019. Additionally, there were $4.8 million of residential consumer loans in the process of foreclosure at September 30, 2020, compared to $3.6 million at December 31, 2019.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2020:

	September 30, 2020
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$44,823	$—	$2,302	$47,125
SBA PPP loans	138,863	—	32	138,895
Commercial loans
SBA 504 loans	21,795	—	16	21,811
Commercial other	111,897	3,349	469	115,715
Commercial real estate	575,391	18,942	1,910	596,243
Commercial real estate construction	65,804	—	—	65,804
Total commercial loans	774,887	22,291	2,395	799,573
Total SBA and commercial loans	$958,573	$22,291	$4,729	$985,593

		Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$469,698	$3,722	$473,420
Consumer loans
Home equity		65,964	1,293	67,257
Consumer other		80,829	—	80,829
Total consumer loans		146,793	1,293	148,086
Total residential mortgage and consumer loans		$616,491	$5,015	$621,506

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$230	$—	$—	$3,414	$3,644	$43,481	$47,125
SBA PPP loans	—	—	—	32	32	138,863	138,895
Commercial loans
SBA 504 loans	—	—	—	—	—	21,811	21,811
Commercial other	146	—	—	130	276	115,439	115,715
Commercial real estate	1,343	578	—	397	2,318	593,925	596,243
Commercial real estate construction	—	—	—	—	—	65,804	65,804
Residential mortgage loans	3,424	576	—	3,722	7,722	465,698	473,420
Consumer loans
Home equity	917	190	—	1,293	2,400	64,857	67,257
Consumer other	797	—	—	—	797	80,032	80,829
Total loans held for investment	6,857	1,344	—	8,988	17,189	1,589,910	1,607,099
SBA loans held for sale	—	—	—	—	—	6,192	6,192
Total loans	$6,857	$1,344	$—	$8,988	$17,189	$1,596,102	$1,613,291

(1)	At September 30, 2020, nonaccrual loans included $812 thousand of loans guaranteed by the SBA.

	December 31, 2019
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$1,048	$—	$—	$1,164	$2,212	$33,555	$35,767
Commercial loans
SBA 504 loans	—	1,808	—	—	1,808	24,918	26,726
Commercial other	71	—	—	316	387	111,627	112,014
Commercial real estate	215	—	—	213	428	578,215	578,643
Commercial real estate construction	—	—	—	—	—	47,649	47,649
Residential mortgage loans	4,383	1,676	930	3,936	10,925	456,781	467,706
Consumer loans
Home equity	1,446	178	—	—	1,624	67,965	69,589
Consumer other	—	113	—	20	133	73,802	73,935
Total loans held for investment	7,163	3,775	930	5,649	17,517	1,394,512	1,412,029
SBA loans held for sale	—	—	—	—	—	13,529	13,529
Total loans	$7,163	$3,775	$930	$5,649	$17,517	$1,408,041	$1,425,558

(1)	At December 31, 2019, nonaccrual loans included $59 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2020:

	September 30, 2020
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$2,367	$2,267	$—
Commercial loans
Commercial real estate	673	673	—
Total commercial loans	673	673	—
Residential mortgage loans	2,873	2,768	—
Consumer loans:
Home equity	1,293	1,293	—
Total impaired loans with no related allowance	7,206	7,001	—

With an allowance:
SBA loans held for investment (1)	392	367	233
Commercial loans
Commercial other	148	130	130
Commercial real estate	897	397	397
Total commercial loans	1,045	527	527
Residential mortgage loans	954	954	218
Consumer loans:
Total impaired loans with a related allowance	2,391	1,848	978

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,759	2,634	233
Commercial loans
Commercial other	148	130	130
Commercial real estate	1,570	1,070	397
Total commercial loans	1,718	1,200	527
Residential mortgage loans	3,827	3,722	218
Consumer loans:
Home equity	1,293	1,293	—
Total individually evaluated impaired loans	$9,597	$8,849	$978

(1)	Balances are reduced by amount guaranteed by the SBA of $812 thousand at September 30, 2020.

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

Impaired loans increased $6.5 million at September 30, 2020 compared to December 31, 2019. The increase in impaired loans was primarily due to residential mortgage and consumer loans.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and nine months ended September 30, 2020 and 2019. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized. The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended September 30,
	2020		2019
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,928	$24	$255	$4
Commercial loans
Commercial other	50	—	700	3
Commercial real estate	1,081	26	831	9
Commercial real estate construction	—	33	—	—
Residential mortgage loans	4,850	63	—	—
Consumer loans
Home equity	760	29	—	—
Consumer other	—	—	—	—
Total	$8,669	$175	$1,786	$16

	For the nine months ended September 30,
	2020		2019
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,440	$30	$685	$13
Commercial loans
SBA 504 loans	200	32	—	—
Commercial other	51	25	236	3
Commercial real estate	1,137	67	1,369	17
Commercial real estate construction	—	33	—	—
Residential mortgage loans	5,533	129	—	—
Consumer loans
Home equity	536	53	—	—
Consumer other	25	—	—	—
Total	$8,922	$369	$2,290	$33

(1)	Balances are reduced by the average amount guaranteed by the SBA of $687 thousand and $146 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company had one performing TDR with a balance of $673 thousand and $705 thousand as of September 30, 2020 and December 31, 2019, respectively, which was included in the impaired loan numbers as of such dates. There were no specific reserves on the performing TDR as of September 30, 2020 compared to $57 thousand at December 31, 2019. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions. There were no loans modified during the three and nine months ended September 30, 2020 and 2019 that were deemed to be TDRs. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended September 30, 2020. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,004	$12,336	$5,439	$1,455	$20,234
Charge-offs	(1)	—	—	—	(1)
Recoveries	3	1	—	—	4
Net recoveries	2	1	—	—	3
Provision for loan losses charged to expense	388	963	485	164	2,000
Balance, end of period	$1,394	$13,300	$5,924	$1,619	$22,237

	For the three months ended September 30, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,321	$9,144	$4,198	$1,302	$15,965
Charge-offs	(99)	(500)	(130)	—	(729)
Recoveries	13	3	—	—	16
Net charge-offs	(86)	(497)	(130)	—	(713)
Provision for (credit to) loan losses charged to expense	(68)	778	52	(12)	750
Balance, end of period	$1,167	$9,425	$4,120	$1,290	$16,002

	For the nine months ended September 30, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$1,340	$16,395
Charge-offs	(27)	(518)	(200)	—	(745)
Recoveries	83	504	—	—	587
Net recoveries (charge-offs)	56	(14)	(200)	—	(158)
Provision for loan losses charged to expense	259	3,592	1,870	279	6,000
Balance, end of period	$1,394	$13,300	$5,924	$1,619	$22,237

	For the nine months ended September 30, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(492)	(501)	(130)	(1)	(1,124)
Recoveries	16	12	—	10	38
Net (charge-offs) recoveries	(476)	(489)	(130)	9	(1,086)
Provision for (credit to) loan losses charged to expense	(12)	1,209	350	53	1,600
Balance, end of period	$1,167	$9,425	$4,120	$1,290	$16,002

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$233	$527	$218	$—	$978
Collectively evaluated for impairment	1,161	12,773	5,706	1,619	21,259
Total	$1,394	$13,300	$5,924	$1,619	$22,237
Loan ending balances:
Individually evaluated for impairment	$2,634	$1,200	$3,722	$1,293	$8,849
Collectively evaluated for impairment	183,386	798,373	469,698	146,793	1,598,250
Total	$186,020	$799,573	$473,420	$148,086	$1,607,099

	December 31, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$41	$373	$—	$—	$414
Collectively evaluated for impairment	1,038	9,349	4,254	1,340	15,981
Total	$1,079	$9,722	$4,254	$1,340	$16,395
Loan ending balances:
Individually evaluated for impairment	$1,105	$1,234	$—	$—	$2,339
Collectively evaluated for impairment	34,662	763,798	467,706	143,524	1,409,690
Total	$35,767	$765,032	$467,706	$143,524	$1,412,029

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At September 30, 2020, a $269 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an

Entity's Own Equity.” ASU 2020-06 was issued to address the complexities of its guidance for certain financial instruments with characteristics of liabilities and equity, including:

●	Removing the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity.
●	Adding certain disclosure requirements for convertible instruments.
●	Amending the guidance for the derivatives scope exception for contracts in an entity’s own equity.
●	Simplifying the diluted earning per share calculation for certain situations.

For public business entities, ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021.

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

At September 30, 2020, the Company had interest rate swaps with a notional amount of $100.0 million, compared to a notional amount of $60.0 million at December 31, 2019, which were designated as cash flow hedging instruments. During the nine months ended September 30, 2020, the Company entered into two new swap agreements with notional values of $20.0 million each. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2020 and December 31, 2019, respectively is as follows:

(In thousands, except percentages and years)	September 30, 2020	December 31, 2019
Notional amount	$100,000	$60,000
Fair value	$(1,293)	$238
Weighted average pay rate	1.19%	1.42%
Weighted average receive rate	1.10%	2.19%
Weighted average maturity in years	2.33	1.25
Number of contracts	6	4

During the three and nine months ended September 30, 2020, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2020, the unrealized loss relating to interest rate swaps was recorded as a derivative liability, whereas at December 31, 2019, the unrealized gain relating to interest rate swaps was recorded as a derivative asset. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2020 and 2019, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Unrealized gains (losses) relating to interest rate swaps	$220	$(177)	(1,530)	(1,077)

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the nine months ended September 30, 2020 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Options granted	101,000	20.39
Options exercised	(54,611)	7.24
Options forfeited	(30,000)	19.50
Options expired	—	—
Outstanding at September 30, 2020	630,700	$16.11	6.8	$689,468
Exercisable at September 30, 2020	367,869	$12.90	5.4	$689,468

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of September 30, 2020, 142,000 options and 32,900 shares of restricted stock have been awarded from the plan leaving 325,100 shares available for future grants.

The fair values of the options granted during the three and nine months ended September 30, 2020 and 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Number of options exercised	—	4,800	54,611	57,234
Total intrinsic value of options exercised	$—	$38,127	$475,222	$742,737
Cash received from options exercised	$—	$61,134	$395,518	$424,198
Tax deduction realized from options	$—	$11,491	$139,216	$223,453

The following table summarizes information about stock options outstanding and exercisable at September 30, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$0.00 - $6.00	44,000	1.7	$5.65	44,000	$5.65
$6.01 - $12.00	156,667	4.5	8.85	156,667	8.85
$12.01 - $18.00	92,533	7.5	15.86	57,533	15.61
$18.01 - $24.00	337,500	8.3	20.91	109,669	20.19
Total	630,700	6.8	$16.11	367,869	$12.90

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2020 and 2019 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Compensation expense	$185,408	$155,942	$558,682	$446,544
Income tax benefit	$53,583	$45,067	$161,459	$129,051

As of September 30, 2020, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.0 million. That cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2020:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2019	108,740	$19.18
Granted	17,000	16.20
Cancelled	(6,062)	19.86
Vested	(35,593)	17.24
Nonvested restricted stock at September 30, 2020	84,085	$19.35

Restricted stock awards granted during the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Number of shares granted	2,000	7,500	17,000	37,650
Average grant date fair value	$13.01	$20.00	$16.20	$20.52

Compensation expense related to restricted stock for the three and nine months ended September 30, 2020 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Compensation expense	$166,331	$172,558	$500,409	$485,466
Income tax benefit	$48,069	$49,869	$144,618	$140,299

As of September 30, 2020, there was approximately $1.2 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $154 thousand and $150 thousand to the Plan during the three months ended September 30, 2020 and 2019, respectively, and $524 thousand and $490 thousand during the nine months ended September 30, 2020 and 2019, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for both non-employee members of the Board of Directors of the Bank or an officer of the Bank chosen by the Board to participate. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each chosen officer has the option to elect to defer up to 100 percent of their year-end cash bonuses and salary. Director and executive deferred compensation totaled $34 thousand and $22 thousand during the three months ended September 30, 2020 and 2019, respectively, and $555 thousand and $354 thousand during the nine months ended September 30, 2020 and 2019, respectively. The interest paid on the deferred balances totaled $35 thousand and $28 thousand during the three months ended September 30, 2020 and 2019, respectively, and $96 thousand and $78 thousand during the nine months ended September 30, 2020 and 2019 respectively. The deferred balances distributed totaled $3 thousand and $2 thousand during the three months ended September 30, 2020 and 2019, respectively, and $9 thousand during the nine months ended September 30, 2020 and 2019.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and certain key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. On September 27, 2018 the Company approved a change in calculation of the Retirement Benefit payable under the SERP so that the Retirement Benefit shall be an amount equal to sixty percent (60%) of the average of the executive’s base salary for the thirty-six (36) months immediately preceding the executive’s separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $6.6 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made during the three and nine months ended September 30, 2020. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Service cost	$32	$235	$95	$454
Interest cost	37	36	111	99
Amortization of prior service cost	20	20	62	62
Net periodic benefit cost	$89	$291	$268	$615

The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
(In thousands)	2020	2019
Benefit obligation, beginning of year	$3,571	$2,747
Service cost	95	454
Interest cost	111	99
Benefit obligation, end of period	$3,777	$3,300

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

As of September 30, 2020, the Company had total year to date expenses of $53 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $1 thousand for the three months ended September 30, 2020 and 2019, and $4 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements. As of September 30, 2020, the Bank’s CBLR was 9.62%, and the Company’s CBLR was 9.95%.

The following table shows the CBLR ratio for the Company and the Bank for the period ended September 30, 2020, and the capital ratios for the Company and the Bank under Basel III requirements at December 31, 2019:

	Company	Bank	Required for capital adequacy purposes (1)	To be well-capitalized under prompt corrective action regulations
At September 30, 2020:
CBLR	9.95%	9.62%	8.00%	8.00%
At December 31, 2019:
Leverage ratio	10.59%	10.15%	4.00%	5.00%
CET1	11.59%	11.81%	4.50%	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	6.00%	8.00%
Total risk-based capital ratio	13.06%	12.58%	8.00%	10.00%

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

Operating lease ROU assets totaled $2.5 million at September 30, 2020, compared to $2.8 million at December 31, 2019. As of September 30, 2020, operating lease liabilities totaled $2.5 million, compared to $2.8 million at December 31, 2019.

The table below summarizes our net lease cost:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Operating lease cost	$148	$156	$443	$441
Net lease cost	$148	$156	$443	$441

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$148	$426	$416
ROU assets obtained in exchange for new operating lease liabilities	$28	$43	$28	$3,295

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	September 30, 2020	December 31, 2019
Weighted average remaining lease term in years	6.16	6.76
Weighted average discount rate	5.45%	5.47%
Operating lease right-of-use assets	$2,468	$2,792

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	September 30, 2020
2020 (excluding the nine months ended September 30, 2020)	$143
2021	544
2022	477
2023	410
2024	361
2025 and thereafter	1,036
Total lease payments	$2,971
Less: Interest	(456)
Present value of lease liabilities	$2,515

As of September 30, 2020, the Company had not entered into any material leases that have not yet commenced.

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

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Company have been significantly impacted by the COVID-19 epidemic. On March 21, 2020, by Executive Order, the Governor of the State of New Jersey ordered all non-essential businesses to close and banned large scale gatherings. On May 18, 2020, the governor unveiled a multi-stage approach to execute the reopening of the state’s economy. The recovery plan includes three stages to reopening the state, with additional business activity permitted in each stage. The state entered Stage 2 of the plan on June 15, 2020. Currently no date has been set for Stage 3, and further economic reopenings and activity are “paused”.

The Commonwealth of Pennsylvania enacted similar restrictions. As of July 3, all counties are in the green phase of reopening. The green phase eases most restriction with the continued suspension of the stay at home and business closure order to allow the economy to strategically reopen while continuing to prioritize public health.

As a result of the protracted shutdown of businesses in the Company’s footprint, the Company does not expect that its results of operations will track with the Company's historical performance for 2020.

The Company has taken and continues taking steps to protect the health and safety of its employees and to work with its customers experiencing economic consequences from the epidemic. The Bank worked with its loan customers to provide short term payment deferrals and to waive certain fees. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and, depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

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

The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended to August 8, 2020. As an existing SBA 7(a) lender, the Company has opted to participate in the program. As of September 30, 2020, the Company approved 1,224 applications with estimated funding of $143.0 million. Gross origination fees of $5.5 million were earned on loans recorded as of September 30, 2020, and will be recognized over the life of the loans, or at forgiveness.

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

In March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs. At this time, we are unable to predict with any certainty the potential adverse effect these loans may have on the Bank, whether these borrowers will be able to resume making payments once the deferral period expires, and if they are able to resume payments, whether they will require a change in the terms of the loan to be able to do so. Therefore, these programs may negatively impact our results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. The table below details the percentage of commercial loans that were deferred, and the percentage of forbearance on consumer loans as of September 30, 2020:

(In thousands)	Total loan portfolio balance	Unpaid principal balance on deferral	% total deferrals to total loans
SBA loans held for sale	$6,192	$—	0.00%
SBA loans held for investment	47,125	—	0.00
SBA PPP loans	138,895	—	0.00
Commercial loans	799,573	36,387	4.55
Residential mortgage loans (1)	473,420	24,255	5.12
Consumer loans	148,086	—	0.00
Total loans	$1,613,291	$60,643	3.76%

(1)	As of September 30, 2020, $27.2 million in mortgage loan forbearances were approved and outstanding. A total of $2.9 million of these mortgage loan forbearances were making payments and were current, and have not been included in the table above. Including requested residential loan forbearances in current payment status, the percent of residential mortgage loan deferrals to total residential loans was 5.7 percent.

The commercial loan deferral unpaid principal balance included a concentration in those industries more impacted by the pandemic. The following table lists the unpaid principal balance for those industries, at September 30, 2020:

(In thousands)	Unpaid principal balance
Commercial strip malls	$18,139
Hotels	7,200
Restaurants	4,771
Transport services	2,419
Total	$32,530

Consent Order

In July 2020, Unity Bank agreed to the issuance of a Consent Order by the Federal Deposit Insurance Corporation (“FDIC”) and agreed to an Acknowledgement and Consent of the FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey. The Consent Order requires the Bank to strengthen its Bank Secrecy Act (“BSA”)/anti-money laundering (“AML”) program, and to address related matters. The Bank hired a consulting firm to assist management in effectively addressing all matters pertaining to the order.

Earnings Summary

Net income totaled $5.8 million, or $0.54 per diluted share for the quarter ended September 30, 2020, compared to $6.0 million, or $0.54 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.28 percent and 13.76 percent, respectively, compared to 1.53 percent and 15.57 percent for the same period a year ago.

Third quarter highlights include:

●	Net interest income increased 13.4 percent compared to the prior year’s quarter due to SBA PPP loans, commercial loan growth and a reduction in the cost of funds.
●	Net interest margin equaled 3.78 percent this quarter compared to 3.90 percent in the prior years’ quarter. The decrease was a direct result of interest rate cuts by the Federal Reserve Board in response to COVID-19.

●	The provision for loan losses was $2.0 million for the quarter ended September 30, 2020, an increase of $1.3 million from the prior year’s quarter due to the increased risk of loan defaults as a result of COVID 19. The businesses of a number of the Company’s customers have been negatively impacted by government restrictions on non-essential businesses. Due to the uncertainty of COVID 19, the Company may incur elevated provisions until restrictions on businesses have been loosened.
●	Noninterest income increased 23.1 percent compared to the prior year’s quarter primarily due to increased gains on mortgage loan sales, partially offset by decreased service and loan fee income.
●	Noninterest expense increased 15.0 percent compared to the prior year’s quarter due to increased consulting and professional fee expenses in connection with compliance with the consent order discussed above and increased compensation due to increased mortgage commissions.
●	The effective tax rate was 24.5 percent compared to 22.0 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income per common share - Basic (1)	$0.54	$0.55	$1.51	$1.62
Net income per common share - Diluted (2)	$0.54	$0.54	$1.50	$1.59
Return on average assets	1.28%	1.53%	1.26%	1.54%
Return on average equity (3)	13.76%	15.57%	13.20%	16.02%
Efficiency ratio (4)	50.80%	51.06%	50.98%	52.25%

(2)	Defined as net income divided by weighted average shares outstanding.
(3)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(4)	Defined as net income divided by average shareholders’ equity.
(5)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended September 30, 2020, tax-equivalent net interest income amounted to $16.3 million, an increase of $1.9 million or 13.3 percent when compared to the same period in 2019. The net interest margin decreased 12 basis points to 3.78 percent for the three months ended September 30, 2020, compared to 3.90 percent for the same period in 2019. The net interest spread was 3.43 percent for the second quarter of 2020, a 5 basis point decrease compared to the same period in 2019.

During the three months ended September 30, 2020, tax-equivalent interest income was $19.8 million, an increase of $707 thousand or 3.7 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans, the rates on federal funds sold and interest-bearing deposits, and the decrease in the balance of average securities.

●	Of the $707 thousand net increase in interest income on a tax-equivalent basis, $2.4 million of the increase was due to increased average earning assets, partially offset by a $1.7 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $250.2 million to $1.7 billion for the third quarter of 2020 compared to $1.5 billion for the same period in 2019. This was due primarily to a $244.1 million increase in average loans, primarily SBA PPP, commercial, residential mortgage and consumer loans and a $15.0 million increase in federal funds sold and interest-bearing deposits, partially offset by a $9.8 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 58 basis points to 4.58 percent for the three months ended September 30, 2020 when compared to the same period in 2019. The yield on the loan portfolio decreased 54 basis points to 4.82 percent.

Total interest expense was $3.4 million for the three months ended September 30, 2020, a decrease of $1.2 million or 26.1 percent compared to the same period in 2019. This decrease was driven by the decreased rates on interest-bearing deposits and decreased rates on borrowed funds and subordinated debentures, partially offset by the increased volume of interest-bearing deposits and increased volume of borrowed funds and subordinated debentures compared to a year ago:

●	Of the $1.2 million decrease in interest expense, $1.5 million was due to a decrease in the rates on interest-bearing liabilities, partially offset by a $308 thousand increase due to the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the third quarter of 2020, an increase of $87.4 million or 7.9 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 53 basis points to 1.15 percent. The cost of interest-bearing deposits decreased 56 basis points to 1.10 percent for the third quarter of 2020 and the cost of borrowed funds and subordinated debentures decreased 21 basis points to 1.69 percent.

During the nine months ended September 30, 2020, tax-equivalent net interest income amounted to $47.1 million, an increase of $4.3 million or 9.9 percent when compared to the same period in 2019. The net interest margin decreased 16 basis points to 3.81 percent for the nine months ended September 30, 2020, compared to 3.97 percent for the same period in 2019. The net interest spread was 3.42 percent for the nine months ended September 30, 2020, a 14 basis point decrease compared to the same period in 2019.

During the nine months ended September 30, 2020, tax-equivalent interest income was $58.6 million, an increase of $2.3 million or 4.1 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans and the rates on federal funds sold and interest-bearing deposits, and the decrease in the balance of average securities.

●	Of the $2.3 million net increase in interest income on a tax-equivalent basis, $6.2 million of the increase was due to increased average earning assets, partially offset by a $3.9 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $210.2 million to $1.7 billion for the nine months ended September 30, 2020 compared to $1.4 billion for the same period in 2019. This was due primarily to a $187.6 million increase in average loans, primarily SBA PPP, commercial, residential mortgage and consumer loans, a $26.9 million increase in federal funds sold and interest-bearing deposits, partially offset by a $4.8 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 48 basis points to 4.74 percent for the nine months ended September 30, 2020 when compared to the same period in 2019. The yield on the loan portfolio decreased 42 basis points to 4.99 percent.

Total interest expense was $11.5 million for the nine months ended September 30, 2020, a decrease of $2.0 million or 14.6 percent compared to the same period in 2019. This decrease reflects decreased rates on interest-bearing deposits and decreased rates on borrowed funds and subordinated debentures compared to a year ago, partially offset by increased volume on interest-bearing deposits.

●	Of the $2.0 million decrease in interest expense, $3.1 million was due to a decrease on the rates on interest-bearing liabilities, partially offset by an increase of $1.1 million in the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the nine months ended September 30, 2020, an increase of $81.8 million or 7.5 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 34 basis points to 1.32 percent for the nine months ended September 30, 2020. The cost of interest-bearing deposits decreased 33 basis points to 1.28 percent and the cost of borrowed funds and subordinated debentures decreased 45 basis points to 1.67 percent.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2020			September 30, 2019
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$66,759	$24	0.14%	$51,744	$271	2.08%
FHLB stock	5,996	79	5.24	5,138	82	6.33
Securities:
Taxable	50,118	383	3.04	58,144	463	3.16
Tax-exempt	2,678	15	2.23	4,418	32	2.87
Total securities (A)	52,796	398	3.00	62,562	495	3.14
Loans:
SBA loans	49,751	631	5.05	47,187	943	7.93
SBA PPP loans	138,221	1,036	2.98	—	—	—
Commercial loans	792,255	10,099	5.07	713,785	9,467	5.26
Residential mortgage loans	463,575	5,490	4.71	450,105	5,606	4.94
Consumer loans	147,567	2,011	5.42	136,239	2,197	6.40
Total loans (B)	1,591,369	19,267	4.82	1,347,316	18,213	5.36
Total interest-earning assets	$1,716,920	$19,768	4.58%	$1,466,760	$19,061	5.16%

Noninterest-earning assets:
Cash and due from banks	23,487			24,345
Allowance for loan losses	(21,680)			(16,224)
Other assets	75,807			70,484
Total noninterest-earning assets	77,614			78,605
Total assets	$1,794,534			$1,545,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$201,176	$347	0.69%	$176,953	$438	0.98%
Savings deposits	428,739	473	0.44	398,676	1,194	1.19
Time deposits	449,333	2,157	1.91	432,035	2,577	2.37
Total interest-bearing deposits	1,079,248	2,977	1.10	1,007,664	4,209	1.66
Borrowed funds and subordinated debentures	108,137	460	1.69	92,326	442	1.90
Total interest-bearing liabilities	$1,187,385	$3,437	1.15%	$1,099,990	$4,651	1.68%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	422,759			279,150
Other liabilities	17,838			14,364
Total noninterest-bearing liabilities	440,597			293,514
Total shareholders' equity	166,552			151,861
Total liabilities and shareholders' equity	$1,794,534			$1,545,365

Net interest spread		$16,331	3.43%		$14,410	3.48%
Tax-equivalent basis adjustment		(4)			(6)
Net interest income		$16,327			$14,404
Net interest margin			3.78%			3.90%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020 and 2019, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2020			September 30, 2019
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$69,900	$236	0.45%	$43,021	$724	2.25%
FHLB stock	6,284	268	5.70	5,768	275	6.37
Securities:
Taxable	54,675	1,331	3.25	58,271	1,400	3.21
Tax-exempt	3,329	62	2.49	4,491	101	3.01
Total securities (A)	58,004	1,393	3.21	62,762	1,501	3.20
Loans
SBA loans	49,337	2,323	6.29	48,238	2,880	7.98
SBA PPP loans	79,895	1,760	2.94	—	—	—
Commercial loans	781,942	29,848	5.10	706,280	27,892	5.28
Residential mortgage loans	462,497	16,814	4.86	445,145	16,702	5.02
Consumer loans	145,282	5,999	5.52	131,714	6,382	6.48
Total loans (B)	1,518,953	56,744	4.99	1,331,377	53,856	5.41
Total interest-earning assets	$1,653,141	$58,641	4.74%	$1,442,928	$56,356	5.22%

Noninterest-earning assets:
Cash and due from banks	22,048			25,019
Allowance for loan losses	(18,773)			(15,979)
Other assets	73,429			70,243
Total noninterest-earning assets	76,704			79,283
Total assets	$1,729,845			$1,522,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$192,078	$1,189	0.83%	$177,789	$1,289	0.97%
Savings deposits	408,810	1,836	0.60	397,029	3,500	1.18
Time deposits	455,900	7,056	2.07	408,718	7,023	2.30
Total interest-bearing deposits	1,056,788	10,081	1.28	983,536	11,812	1.61
Borrowed funds and subordinated debentures	115,624	1,449	1.67	107,101	1,695	2.12
Total interest-bearing liabilities	$1,172,412	$11,530	1.32%	$1,090,637	$13,507	1.66%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	375,229			271,118
Other liabilities	17,209			14,129
Total noninterest-bearing liabilities	392,438			285,247
Total shareholders’ equity	164,995			146,327
Total liabilities and shareholders’ equity	$1,729,845			$1,522,211

Net interest spread		$47,111	3.42%		$42,849	3.56%
Tax-equivalent basis adjustment		(12)			(20)
Net interest income		$47,099			$42,829
Net interest margin			3.81%			3.97%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020 and 2019, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended September 30, 2020 versus September 30, 2019			For the nine months ended September 30, 2020 versus September 30, 2019
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$61	$(308)	$(247)	$295	$(783)	$(488)
FHLB stock	12	(15)	(3)	24	(31)	(7)
Securities	(74)	(23)	(97)	(110)	2	(108)
Loans	2,401	(1,347)	1,054	6,020	(3,132)	2,888
Total interest income	$2,400	$(1,693)	$707	$6,229	$(3,944)	$2,285
Interest expense:
Demand deposits	$53	$(144)	$(91)	$98	$(198)	$(100)
Savings deposits	84	(805)	(721)	101	(1,765)	(1,664)
Time deposits	99	(519)	(420)	772	(739)	33
Total interest-bearing deposits	236	(1,468)	(1,232)	971	(2,702)	(1,731)
Borrowed funds and subordinated debentures	72	(54)	18	132	(378)	(246)
Total interest expense	308	(1,522)	(1,214)	1,103	(3,080)	(1,977)
Net interest income - fully tax-equivalent	$2,092	$(171)	$1,921	$5,126	$(864)	$4,262
Decrease in tax-equivalent adjustment			2			8
Net interest income			$1,923			$4,270

Provision for Loan Losses

The provision for loan losses totaled $2.0 million for the three months ended September 30, 2020, compared to $750 thousand for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the provision for loan losses totaled $6.0 million, compared to $1.6 million for the same period in 2019. The increases in provision for loan losses for the three and nine month periods were primarily due to the increased risk of loan defaults as a result of COVID-19. The Company may incur elevated provisions until restrictions on businesses have been loosened and they can fully reopen.

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

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Branch fee income	$237	$373	$761	$1,120
Service and loan fee income	419	522	1,185	1,533
Gain on sale of SBA loans held for sale, net	534	—	1,099	554
Gain on sale of mortgage loans, net	1,713	545	4,317	1,525
BOLI income	147	138	474	435
Net security (losses) gains	(96)	18	(187)	216
Gain on sale of premises and equipment	—	764	—	766
Other income	382	350	1,043	994
Total noninterest income	$3,336	$2,710	$8,692	$7,143

For the three months ended September 30, 2020, noninterest income increased $626 thousand to $3.3 million, compared to the same period last year. Year-to-date, noninterest income increased $1.5 million to $8.7 million. The increases over both periods were primarily due to increased gains on mortgage loan sales.

Changes in our noninterest income for the three and nine months ended September 30, 2020 compared to the prior year period reflect:

●	Branch fee income decreased $136 thousand and $359 thousand for the three and nine months ended September 30, 2020, respectively, primarily due to decreased transactions as a result of COVID-19.
●	Service and loan fee income decreased $103 thousand and $348 thousand for the three and nine months ended September 30, 2020, respectively, primarily due to lower loan late charges and prepayment penalties. As we are waiving fees for customers during the COVID-19 pandemic, we expect our fee income to remain at reduced levels.
●	SBA loan sales during the third quarter of 2020 totaled $5.9 million with a net gain of $534 thousand, compared to no sales and no gains in the prior year’s quarter, in which the Company elected not to sell SBA loans. Year-to-date, SBA loan sales totaled $12.4 million in 2020 and $9.1 million in 2019 with net gains of $1.1 million and $554 thousand, respectively. The year over year increase in net gains was a result of higher premiums on the loan sales.
●	During the quarter, $85.8 million in residential mortgage loans were sold at a gain of $1.7 million, compared to $35.2 million in loans sold at a gain of $545 thousand during the prior year’s quarter. Year-to-date, $191.7 million in residential mortgage loans were sold at a gain of $4.3 million, compared to $78.2 million in loans sold at a gain of $1.5 million. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.
●	Bank owned life insurance ("BOLI") income increased $9 thousand and $39 thousand for the three and nine months ended September 30, 2020, respectively.
●	Net security losses totaled $96 thousand during the third quarter of 2020, compared to gains of $18 thousand in the prior year’s quarter. Year-to-date, net security losses totaled $187 thousand compared to gains of $216 thousand in the prior year. There were approximately $112 thousand in losses and $18 thousand in gains which resulted from increases in the market values of equity securities during the third quarters of 2020 and 2019, respectively.
●	There were gains on sale of premises and equipment of $764 thousand and $766 thousand for the three and nine months ended September 30, 2019, primarily due to the sale of our Union, NJ building in September 2019, while there were no such gains in 2020.
●	Other income increased $32 thousand in the quarterly period and $49 thousand in the yearly period.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Compensation and benefits	$5,761	$5,353	$16,752	$15,384
Processing and communications	722	749	2,199	2,213
Furniture and equipment	637	711	1,933	2,088
Occupancy	639	651	1,892	1,997
BSA expenses	626	—	1,176	—
Professional services	274	274	805	839
Advertising	191	334	688	1,056
Director fees	191	171	572	499
Other loan expenses	216	89	473	202
Deposit insurance	197	—	444	301
Loan collection & OREO expenses (recoveries)	33	(48)	220	9
Other expenses	550	445	1,386	1,409
Total noninterest expense	$10,037	$8,729	$28,540	$25,997

Noninterest expense increased $1.3 million to $10.0 million for the three months ended September 30, 2020, while year-to-date expense increased $2.5 million to $28.5 million, primarily due to expenses related to enhancing our BSA program and complying with the consent order with the FDIC and NJDOBI.

Changes in noninterest expense for the three and nine months ended September 30, 2020 versus 2019 reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $408 thousand and $1.4 million for the three and nine months ended September 30, 2020, when compared to 2019, primarily due to increased mortgage commissions on a higher origination volume.
●	Processing and communications expense, which includes items processed and electronic banking fees, decreased $27 thousand and $14 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively.
●	Furniture and equipment expense, which includes network and software maintenance, decreased $74 thousand and $155 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively.
●	Occupancy expense decreased $12 thousand and $105 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively.
●	In connection with BSA/AML remediation related to the Bank’s consent order, compliance expenses totaled $626 thousand and $1.2 million for the three and nine months ended September 30, 2020.
●	Professional service fees did not change for the three months ended September 30, 2020, compared to the same period in 2019. They decreased $34 thousand for the nine months ended September 30, 2020, versus 2019, primarily due to lower consulting expenses, other than those related to BSA compliance.
●	Advertising expenses decreased $143 thousand and $368 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively, primarily due to decreased community relations expenses and marketing event related expenses due to the impact of COVID-19.
●	Director fees increased $20 thousand and $73 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $127 thousand and $271 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively.
●	Loan collection and OREO costs increased $81 thousand and $211 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively. The increase was primarily due to increased property tax and maintenance expenses on OREO properties.

●	Other expenses increased $105 thousand and decreased $23 thousand for the three and nine months ended September 30, 2020, versus 2019, respectively, primarily due to a reclassification of BSA and consent order compliance expenses in the second quarter of 2020 and lower employee related expenses due to COVID-19.

Income Tax Expense

For the quarter ended September 30, 2020, the Company reported income tax expense of $1.9 million for an effective tax rate of 24.5 percent, compared to income tax expense of $1.7 million and an effective tax rate of 22.0 percent for the prior year’s quarter. For the nine months ended September 30, 2020, the Company reported income tax expense of $5.0 million for an effective tax rate of 23.3 percent, compared to an income expense of $4.8 million and an effective tax rate of 21.6 percent for the nine months ended September 30, 2019.

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

On September 29, 2020, New Jersey’s Assembly Bill 4721 was signed into law. The bill, retroactively effective January 1, 2020, extends the 2.5% corporate income surtax until December 31, 2023. The Division of Taxation will waive any underpayment penalties on 2020 estimated tax payments related to the retroactive increase. In addition, if the federal corporate tax rate is increased to a rate of at least 35% of taxable income, the surtax will be suspended.

For additional information on income taxes, see Note 4 to the Consolidated Financial Statements.

Financial Condition at September 30, 2020

Total assets increased $211.9 million or 12.3 percent, to $1.9 billion at September 30, 2020, when compared to year end 2019. This increase was primarily due to an increase of $181.9 million in net loans, reflecting $138.9 million from the funding of SBA PPP loans, strong commercial loan growth and $43.4 million in cash and cash equivalents, partially offset by a decrease of $16.2 million in investments.

Total deposits increased $243.3 million, primarily due to increases of $133.1 million in noninterest-bearing demand deposits, $64.0 million in savings deposits, $29.1 million in interest-bearing demand deposits, and $17.1 million in time deposits. Borrowed funds decreased $43.0 million due to a reduction in overnight borrowings.

Total shareholders’ equity increased $8.5 million over year end 2019, primarily due to earnings and an increase in common stock, partially offset by treasury stock purchases, accumulated other comprehensive loss and dividends paid during the nine months ended September 30, 2020.

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

AFS debt securities totaled $48.7 million at September 30, 2020, a decrease of $15.6 million or 24.2 percent, compared to $64.3 million at December 31, 2019. This net decrease was the result of:

●	$10.9 million in principal payments, maturities and called bonds,
●	$6.6 million from the sale of three mortgage-backed securities, two municipal and two corporate bonds,
●	$540 thousand of depreciation in the market value of the portfolio. At September 30, 2020, the portfolio had a net unrealized loss of $150 thousand compared to a net unrealized gain of $392 thousand at December 31, 2019. These net unrealized losses and gains are reflected net of tax in shareholder’s equity as accumulated other comprehensive income, and
●	$183 thousand in net amortization, partially offset by
●	$2.7 million from the purchase of one corporate bond and three municipal bonds.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.3 years and 4.9 years at September 30, 2020 and December 31, 2019, respectively.

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

Equity securities totaled $1.7 million at September 30, 2020, a decrease of $615 thousand or 26.9%, compared to $2.3 million at December 31, 2019. This net decrease was the result of:

●	$504 thousand in market value adjustments throughout the year, and
●	$111 thousand in sales net of realized gains from the sale of one community bank holding.

The average balance of taxable securities amounted to $54.6 million for the nine months ended September 30, 2020, compared to $58.3 million for the same period in 2019. The average yield earned on taxable securities increased 4 basis points, to 3.25 percent for the nine months ended September 30, 2020, from 3.21 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $3.3 million for the nine months ended September 30, 2020, compared to $4.5 million for the same period in 2019. The average yield earned on tax-exempt securities decreased 52 basis points, to 2.49 percent for the nine months ended September 30, 2020, from 3.01 percent for the same period in 2019.

Securities with a carrying value of $2.0 million and $4.0 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 49 percent of the total investment portfolio had a fixed rate of interest at September 30, 2020.

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

Total loans increased $187.7 million or 13.2 percent to $1.6 billion at September 30, 2020, compared to year end 2019. The increase was primarily driven by the funding of SBA Paycheck Protection Program (“PPP”) loans. As of September 30, 2020, the Company had PPP loans totaling $138.9 million. Commercial, residential, consumer, and SBA loans increased $34.5 million, $5.7 million, $4.6 million, and $4.0 million respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$47,125	2.9%	$35,767	2.5%
SBA PPP loans	138,895	8.6	—	—
Commercial loans	799,573	49.6	765,032	53.7
Residential mortgage loans	473,420	29.3	467,706	32.8
Consumer loans	148,086	9.2	143,524	10.1
Total loans held for investment	$1,607,099	99.6%	$1,412,029	99.1%
SBA loans held for sale	6,192	0.4	13,529	0.9
Total loans	$1,613,291	100.0%	$1,425,558	100.0%

Average loans increased $187.6 million or 14.1 percent to $1.5 billion for the nine months ended September 30, 2020 from $1.3 billion for the same period in 2019. The increase in average loans was due to increases in average PPP, commercial, residential mortgage, consumer and SBA loans. The yield on the overall loan portfolio decreased 42 basis points to 4.99 percent for the nine months ended September 30, 2020 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $6.2 million at September 30, 2020, a decrease of $7.3 million from $13.5 million at December 31, 2019.  SBA 7(a) loans held to maturity amounted to $47.1 million at September 30, 2020, an increase of $11.3 million from $35.8 million at December 31, 2019.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.29 percent for the nine months ended September 30, 2020, compared to 7.98 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $97.9 million and $93.6 million in SBA loans were sold but serviced by the Company at September 30, 2020 and December 31, 2019, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provides assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $799.6 million at September 30, 2020, an increase of $34.5 million from year end 2019. The yield on commercial loans was 5.10 percent for the nine months ended September 30, 2020, compared to 5.28 percent for the same period in 2019. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $473.4 million at September 30, 2020, an increase of $5.7 million from year end 2019. Sales of mortgage loans totaled $191.7 million for the nine months ended September 30, 2020. Approximately $13.2 million of the loans sold were from portfolio, with the remainder consisting of new production. The yield on residential mortgages was 4.86 percent for the nine months ended September 30, 2020, compared to 5.02 percent in the 2019 period. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $148.1 million, an increase of $4.6 million from year end 2019. The yield on consumer loans was 5.52 percent for the nine months ended September 30, 2020, compared to 6.48 percent for the same period in 2019.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2020 approximately 86 percent of the Company’s loan portfolio was secured by real estate compared to 94 percent at December 31, 2019.

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

At September 30, 2020, there was one loan totaling $673 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $705 thousand at December 31, 2019. The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2020	December 31, 2019	September 30, 2019
Nonperforming by category:
SBA loans held for investment (1)	$3,446	$1,164	$503
Commercial loans	527	529	629
Residential mortgage loans	3,722	3,936	4,427
Consumer loans	1,293	20	23
Total nonperforming loans	$8,988	$5,649	$5,582
OREO	711	1,723	1,723
Total nonperforming assets	$9,699	$7,372	$7,305
Past due 90 days or more and still accruing interest:
Residential mortgage loans	—	930	—
Consumer loans	—	—	140
Total past due 90 days or more and still accruing interest	$—	$930	$140
Nonperforming loans to total loans	0.56%	0.40%	0.41%
Nonperforming loans and TDRs to total loans (2)	0.60	0.45	0.46
Nonperforming assets to total loans and OREO	0.60	0.52	0.53
Nonperforming assets to total assets	0.50	0.43	0.44
(1) Guaranteed SBA loans included above	$812	$59	$63
(2) Performing TDRs	673	705	718

Nonperforming loans were $9.0 million at September 30, 2020, a $3.4 million increase from $5.6 million at December 31, 2019 and September 30, 2019. Since year end 2019, nonperforming loans in the SBA and consumer loan segments increased, partially offset by a decrease in residential and commercial loans. Included in nonperforming loans at September 30, 2020 are approximately $812 thousand of loans guaranteed by the SBA, compared to $59 thousand at December 31, 2019, and $63 thousand at September 30, 2019, respectively. In addition, there were no loans past due 90 days or more and still accruing interest at September 30, 2020, compared to $930 thousand and $140 thousand at December 31, 2019 and September 30, 2019, respectively.

OREO properties totaled $711 thousand at September 30, 2020, a decrease of $1.0 million from $1.7 million at December 31, 2019 and September 30, 2019. During the nine months ended September 30, 2020, the Company charged off $200 thousand on one OREO property, and sold one property.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $25.3 million at September 30, 2020.

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

The allowance for loan losses totaled $22.2 million at September 30, 2020, compared to $16.4 million at December 31, 2019, and $16.0 million at September 30, 2019, with a resulting allowance to total loan ratio of 1.38 percent at September 30, 2020, 1.15 percent at December 31, 2019, and 1.17 percent at September 30, 2019. Net charge-offs amounted to $158 thousand for the nine months ended September 30, 2020, compared to $1.1 million for the same period in 2019. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2020	2019	2020	2019
Balance, beginning of period	$20,234	$15,965	$16,395	$15,488
Provision for loan losses charged to expense	2,000	750	6,000	1,600
Less: Chargeoffs
SBA loans held for investment	1	99	26	492
Commercial loans	—	500	519	501
Residential mortgage loans	—	130	200	130
Consumer loans	—	—	—	1
Total chargeoffs	1	729	745	1,124
Add: Recoveries
SBA loans held for investment	3	13	83	16
Commercial loans	1	3	504	12
Residential mortgage loans	—	—	—	—
Consumer loans	—	—	—	10
Total recoveries	4	16	587	38
Net (recoveries) charge-offs	(3)	713	158	1,086
Balance, end of period	$22,237	$16,002	$22,237	$16,002
Selected loan quality ratios:
Net (recoveries) chargeoffs to average loans:
SBA loans held for investment	—%	0.72%	(0.06)%	1.32%
Commercial loans	—	0.28	—	0.09
Residential mortgage loans	—	0.11	0.06	0.04
Consumer loans	—	—	—	(0.01)
Total loans	—	0.21	0.01	0.11
Allowance to total loans	1.38	1.17	1.38	1.17
Allowance to nonperforming loans	247.41%	286.67%	247.41%	286.67%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At September 30, 2020, a $269 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019.

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

Total deposits increased $243.3 million to $1.5 billion at September 30, 2020, from year-end 2019. This increase in deposits was due to increases of $133.1 million in noninterest-bearing demand deposits, $64.0 million in savings deposits, $29.1 million in interest-bearing demand deposits, and $17.1 million in time deposits.

The Company’s deposit composition at September 30, 2020, consisted of 30.4 percent savings deposits, 28.2 percent time deposits, 27.6 percent noninterest-bearing demand deposits and 13.8 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation. Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $250.3 million and $293.3 million at September 30, 2020 and December 31, 2019, respectively, and are broken down in the following table:

(In thousands)	September 30, 2020	December 31, 2019
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	50,000	50,000
Overnight advances	150,000	193,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$250,310	$293,310

The $43.0 million decrease in total borrowed funds and subordinated debentures was due to a $43.0 million decrease in FHLB overnight advances. The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At September 30, 2020 and December 31, 2019, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date August 22, 2024, at a fixed rate of 1.810%.

At September 30, 2020 and December 31, 2019, the $50.0 million FHLB adjustable rate ("ARC") advances consisted of two $20.0 million and one $10.0 million advances. These ARC advances roll over every six months. The Company has opted to use swap instruments to control the uncertainty from variable rate instruments. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The term of these transactions are as follows:

●	A $20.0 million ARC FHLB borrowing with a maturity date of December 7, 2020, at a rate of 3 month LIBOR plus 0.165%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.895% and matures on December 7, 2020.
●	A $20.0 million ARC FHLB borrowing with a maturity date of January 6, 2021, at a rate of 3 month LIBOR plus 0.165%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.213% that matures July 5, 2021.

●	A $10.0 million ARC FHLB borrowing with a maturity date of February 18, 2021, at a rate of 3 month LIBOR plus 0.130%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.218% that matures on February 16, 2021.

At September 30, 2020, there were FHLB overnight borrowings of $150.0 million at a rate of 0.340%, compared to $193.0 million at a rate of 1.810% at December 31, 2019.

In September 2020, the FHLB issued a $12.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At September 30, 2020, the Company had $192.4 million of additional credit available at the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.813% at September 30, 2020 and 3.518% at December 31, 2019. At September 30, 2020 and December 31, 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 3.435%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2020, is an increase of 1.6 percent in a rising-rate environment and a decrease of 7.0 percent in a falling-rate environment. The variances in the EVPE at September 30, 2020 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2019, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was a decline of 1.8 percent in a rising-rate environment and an decrease of 1.9 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2020, the balance of cash and cash equivalents was $201.4 million, an increase of $43.4 million from December 31, 2019. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $32.8 million and $25.0 million of net cash for the nine months ended September 30, 2020 and 2019, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $182.4 million and $67.5 million in net cash for the nine months ended September 30, 2020 and 2019, respectively. Cash was primarily used to fund new loans, primarily SBA PPP loans, and purchase FHLB stock, partially offset by proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $48.7 million and $64.3 million at September 30, 2020 and December 31, 2019, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $11.2 million.
●	Loans. The SBA loans held for sale portfolio amounted to $6.2 million and $13.5 million at September 30, 2020 and December 31, 2019, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $269.3 million to its borrowers as of September 30, 2020, compared to $272.8 million at December 31, 2019. At September 30, 2020, $104.3 million of these commitments expire within one year, compared to $119.2 million at December 31, 2019. The Company had $4.5 million and $4.8 million in standby letters of credit at September 30, 2020 and December 31, 2019, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $192.9 million and $63.7 million in net cash for the nine months ended September 30, 2020 and 2019, respectively, primarily due to an increase in the Company’s deposits and proceeds from new borrowings, partially offset by repayments of borrowings.

●	Deposits. As of September 30, 2020, deposits included $134.5 million of New Jersey Municipality deposits, as compared to $123.3 million at year end 2019. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $119.4 million of deposits from twelve municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $240.0 million and $283.0 million as of September 30, 2020 and December 31, 2019, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2020, pledging provided an additional $192.4 million in borrowing capacity from the FHLB.

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

At September 30, 2020, the Parent Company had $1.2 million in cash and cash equivalents and $721 thousand in investment securities valued at fair market value, compared to $2.3 million and $1.4 million at December 31, 2019.

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

On April 6, 2020, the federal banking regulators implemented the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and is therefore not be required to comply with the Basel III capital requirements. As of September 30, 2020, the Bank’s CBLR was 9.62%, and the Company’s CBLR was 9.95%.

The following table shows the CBLR ratio for the Company and the Bank for the period ended September 30, 2020 and the capital ratios for the Company and the Bank under Basel III requirements at December 31, 2019:

	Company	Bank	Required for capital adequacy purposes (1)	To be well-capitalized under prompt corrective action regulations
At September 30, 2020:
CBLR	9.95%	9.62%	8.00%	8.00%
At December 31, 2019:
Leverage ratio	10.59%	10.15%	4.00%	5.00%
CET1	11.59%	11.81%	4.50%	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	6.00%	8.00%
Total risk-based capital ratio	13.06%	12.58%	8.00%	10.00%

(1) Excludes capital conservation buffer at December 31, 2019.

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $8.5 million to $169.2 million at September 30, 2020 compared to $160.7 million at December 31, 2019, primarily due to net income of $16.3 million. Other items impacting shareholders’ equity included $5.1 million in treasury stock purchased at cost, $2.5 million in dividends paid on common stock, $1.4 million in accumulated other comprehensive loss net of tax, and $1.3 million from the issuance of common stock under employee benefit plans. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock. The new plan replaces the Company’s prior share repurchase program. 373 thousand shares were repurchased at an average price of $13.72 during the nine months ended September 30, 2020, leaving 152 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. No shares were repurchased for the same period in 2019. The table below sets forth information regarding our repurchases during the quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	50,000	$13.56	50,000	263,651
August 1, 2020 through August 31, 2020	111,554	13.07	111,554	152,097
September 1, 2020 through September 30, 2020	-	-	-	152,097

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2020, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of September 30, 2020 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2019, as supplemented by the Company’s subsequent quarterly reports on Form 10-Q and as set forth below:

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

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 10.1	Change in Control Agreement with Laureen Cook dated July 23, 2020 (1)
	Exhibit 10.2	Acknowledgment and Consent of FDIC Consent Order Between Commissioner of Banking and Insurance and Unity Bank (2)
	Exhibit 10.3	Consent Order with the Federal Deposit Insurance Corporation (3)
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Rule 13a 14(b) or Rule 15d 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8 K filed July 24, 2020
	(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2020
	(3)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 14, 2020

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
10.1	Change in Control Agreement with Laureen Cook dated July 23, 2020 (1)
10.2	Acknowledgement and Consent of FDIC Consent Order Between Commissioner of Banking and Insurance and Unity Bank (2)
10.3	Consent Order with the Federal Deposit Insurance Corporation (3)
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of Laureen S. Cook. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and Laureen S. Cook. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2020
(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2020
(3)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 14,2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	November 4, 2020	/s/ James A. Hughes
James A. Hughes
President and Chief Executive Officer