Form 10-K
period 2020-12-31
UNITY BANCORP INC /NJ/
filed 2021-03-25
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report.

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

As of June 30, 2020, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $109,483,868 and 7,656,215 shares of the Common Stock were outstanding to non-affiliates. As of February 28, 2021, 10,412,707 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

●	Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business:

a)	General

Unity Bancorp, Inc., ("we", "us", "our", the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank (the “Bank”). The Company has also elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve system (the "FRB"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994. The primary activity of the Company is ownership and supervision of the Bank. The Company also owns 100 percent of the common equity of Unity (NJ) Statutory Trust II. The trust has issued $10.3 million of preferred securities to investors. The Company also serves as a holding company for its wholly-owned subsidiary, Unity Risk Management, Inc. Unity Risk Management, Inc. is a captive insurance company that insures risks to the Bank and the Company not covered by the traditional commercial insurance market.

The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991 and opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and sixteen additional New Jersey branches located in Edison, Emerson, Flemington, Highland Park, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, Somerset, Somerville, South Plainfield, Ramsey, Union, Washington and Whitehouse. In addition, the Bank has two Pennsylvania branches located in Bethlehem and Forks Township. The Bank’s primary service area encompasses the Route 22/Route 78 corridors between the Bethlehem, Pennsylvania office and its Linden, New Jersey branch, as well as Bergen County, New Jersey.

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

During 2020, the Company participated in the SBA’s Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP provided funds to guarantee forgivable loans originated by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The Company originated $143.0 million in PPP loans and as of December 31, 2020 it has $118.3 million in PPP loans outstanding.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. The Company is participating in the newly extended PPP, and will originate loans under the extended program. Loans originated under the extended PPP will have substantially the same terms as existing PPP loans.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield, Somerset and Somerville offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County. The Bank’s Scotch Plains, Linden, and Union offices serve the majority of the communities in Union County and the southwestern communities of Essex County. The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company’s service area into Middlesex County. The Bank’s Phillipsburg and Washington offices serve Warren County. The Bank’s Emerson and Ramsey offices serve Bergen County. The Bank’s Forks Township and Bethlehem offices serve Northampton County, Pennsylvania.

Competition

The Company is located in an extremely competitive area. The Company’s service area is also serviced by national banks, major regional banks, large thrift institutions and a variety of credit unions. In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company’s competitors have substantially more capital, and therefore greater lending limits than the Company. The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds. The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision-making and personal service in order to compete with these larger institutions.

Employees and Human Capital

At December 31, 2020, the Company employed 202 full-time and 8 part-time employees. None of the Company’s employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good. . We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, the principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

Under the New Rules, the Company and the Bank are required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

●	Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);
●	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%; and
●	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

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

●	CET1 of 7%;
●	Tier 1 Capital Ratio of 8.5%; and
●	Total Capital Ratio of 10.5%.

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

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The community bank capital rule took effect January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020 or any quarter thereafter.

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

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under the New Rule. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. Commencing with the first quarter of 2020, the Bank elected to comply with the CBLR, rather than the capital requirements specified in the New Rules. At December 31, 2020, the Bank’s CBLR was 9.80%.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations. The Dodd-Frank Act, among other things:

●	capped debit card interchange fees for institutions with $10 billion in assets or more at $0.21 plus 5 basis points times the transaction amount, a substantially lower rate than the average rate in effect prior to adoption of the Dodd-Frank Act;
●	provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the Deposit Insurance Fund ("DIF") from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;
●	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;
●	created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;
●	provided for new disclosure and other requirements relating to executive compensation and corporate governance;

●	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;
●	provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and
●	created a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

●	securities underwriting, dealing and market making;
●	sponsoring, mutual funds and investment companies;
●	insurance underwriting and insurance agency activities;
●	merchant banking; and

●	activities that the FRB determines to be financial in nature or incidental to a financial activity or which are complementary to a financial activity and do not pose a safety and soundness risk.

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

A financial holding company generally may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company’s controlled depository institutions.

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

Our operations are significantly affected by the general economic conditions of New Jersey, Eastern Pennsylvania and the specific local markets in which we operate. The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Registrant have been significantly impact by the Coronavirus epidemic and governmental actions to mitigate the epidemic, such as stay at home orders and business shutdowns. Our real estate portfolio consists primarily of loans secured by properties located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania. A decline in the economies of these counties, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The coronavirus outbreak may also have an adverse effect on our customers directly or indirectly. These effects could include disruptions or restrictions in our customers’ supply chains or employee productivity, closures of customers’ facilities, decreases in demand for customers’ products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in areas most affected by COVID-19. If our customers are adversely affected, our condition and results of operations could be adversely affected.

The COVID-19 epidemic may also affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and/or result in loss of revenue. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions and governmental rules or policies. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

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

In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. On July 6, 2020, Unity Bank executed a Stipulation and Consent to the Issuance of a Consent Order (the “Order”) countersigned by the Federal Deposit Insurance Corporation (the "FDIC"). On July 6, 2020 the Bank also agreed to an Acknowledgement and Consent of FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the “Commissioner”), which makes the Consent Order binding as between the Bank and the Commissioner. On July 15, 2020, the Commissioner adopted the Acknowledgement. The Bank consented to the issuance of the Consent Order without admitting any charges of unsafe or unsound banking practices or violations of law or regulation. The Consent Order arises from a routine safety and soundness examination of the Bank by the FDIC.

Under the terms of the Order, the Bank is required to, among other things, increase board supervision of its BSA/AML program, review and improve its written BSA/AML compliance program, review and improve its BSA risk assessment, review and improve its system of internal controls to assure and monitor compliance with the BSA, provide for independent testing of its BSA compliance, provide additional resources and training to staff to ensure BSA compliance, review its compliance with Office of Foreign Assets Control regulations, retain a firm acceptable to the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI") to undertake a review of all accounts and transaction activity to determine that appropriate reporting was undertaken, establish a board oversight committee consisting of independent directors and provide quarterly reporting to the FDIC and NJDOBI.

The board of directors and management of the Bank began proactively taking steps to address identified matters promptly following the FDIC examination, and will continue to work with the FDIC to address such matters.

However, the provisions of the Order will remain in effect until modified, terminated, suspended or set aside by the FDIC, and we can give no assurance that the FDIC and NJDOBI will find the steps that we have taken satisfactory and when, or if, the Order will be lifted. Based upon quotes received from third party vendors to date and management’s current understanding of the work to be performed to comply with the Consent Order, we currently estimate that the costs to comply with the Consent Order will approximate $1.8 million.  However, if additional review or remediation work is required to fully comply with the provisions of the Consent Order, the Bank could incur additional expense.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2020, approximately 87 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions and any future elevated unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking. Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2020, the Company’s allowance for loan losses was $23.1 million, or 1.42 percent of our total loan portfolio and 242.83 percent of our nonperforming loans. The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

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

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss (“CECL”) model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. ASU 2016-13 also simplifies the accounting model for purchased credit-

impaired debt securities and loans. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.

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

For example, the Dodd-Frank Act has resulted in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition. The Dodd-Frank Act, among other things:

●	capped debit card interchange fees for institutions with $10 billion in assets or more at $0.21 plus 5 basis points times the transaction amount, a substantially lower rate than the average rate in effect prior to adoption of the Dodd-Frank Act;

●	provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases the minimum reserve ratio for the DIF from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;
●	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;
●	created a new CFPB that has rule making authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;
●	provided for new disclosure and other requirements relating to executive compensation and corporate governance;
●	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;
●	provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and
●	created a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

As of December 31, 2020, we had approximately $45.6 million and $2.0 million in available for sale and equity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2020, the Company held approximately $142.6 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages and no legislation has been introduced in the state legislature, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

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

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	telecommunications;
●	data processing;
●	automation;
●	Internet-based banking;
●	Tele-banking; and
●	debit cards/smart cards

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

We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. In addition, we maintain cyber liability insurance to mitigate against any loss incurred.

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

Our business may be adversely affected by changes in tax laws. For example, changes in tax laws contained in the Tax Cuts and Jobs Act ("Tax Act"), enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

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

In addition, the incoming Biden administration has discussed raising corporate income tax rates. Any increase in our federal income tax rates could adversely impact our results of operations.

New Jersey legislative changes may increase our tax expense.

In 2019, the New Jersey legislature adopted legislation that will increase our state income tax liability and could increase our overall tax expense. The legislation imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. However, in 2020, this surtax was extended through December 31, 2023, at the 2.5% level. The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary.

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

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2020.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2020 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	$—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Leased	2019	2021	75,000
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Forks Township, PA	Leased	2006	2021	63,930
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2027	132,117
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Ramsey, NJ	Leased	2017	2026	61,963
Phillipsburg, NJ	Leased	2017	2027	60,000
Clinton, NJ	Leased	2018	2021	29,231
Bethlehem, PA	Leased	2018	2028	$78,477

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

Item 4.    Mine Safety Disclosures:  N/A

Item 4A. Executive Officers of the Registrant:

The following table sets forth certain information as of December 31, 2020, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 67, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996. to 2002.
Janice Bolomey, 52, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.
Laureen S. Cook, 52, Interim Principal Financial Officer and Senior Vice President of the Company and Bank	2020	Previously, Ms. Cook was Chief Accounting Officer from July to September 2020, Interim Principal Accounting and Financial Officer from January to May 2020 and Controller for Unity Bank from 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)	Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”

(b)	Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock. The amount and timing of purchases is dependent upon a number of factors, including the price and availability of the Company’s shares, general market conditions and competing alternate uses of funds. The new plan replaces the Company’s prior share repurchase program, which has since been terminated. As of December 31, 2020, the Company had repurchased a total of 504,525 shares, leaving 20,475 shares remaining to be repurchased under the plan. There were no shares repurchased during 2019 or 2018. The table below sets forth information regarding our repurchases during the year:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
Jan 1, 2020 through March 31, 2020	10,540	$16.24	10,540	514,460
April 1, 2020 through June 30, 2020	200,809	13.99	200,809	313,651
July 1, 2020 through September 30, 2020	161,554	13.22	161,554	152,097
October 1, 2020 through December 31, 2020	131,622	17.48	131,622	20,475

On February 4, 2021, the Company authorized the repurchase of up to 725 thousand shares, or approximately 7.5 percent of its outstanding common stock. The timing and amount of purchases will be dictated by a number of factors, including the trading price of the Company’s common stock.

Item 6.    Selected Financial Data:

The information under the caption, “Selected Consolidated Financial Data,” in the Company’s Annual Report to Shareholders for the year ended December 31, 2020, is incorporated by reference herein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document.

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

Results of Operations

Net income totaled $23.6 million, or $2.19 per diluted share for the year ended December 31, 2020, compared to $23.7 million, or $2.14 per diluted share for the year ended December 31, 2019.

Highlights for the year include:

●	Net income before tax increased 2.7 percent to $31.1 million from $30.3 million in the prior year.
●	Net interest income increased $6.8 million or 11.9 percent to $64.4 million from $57.6 million in the prior year, due to SBA PPP loans, commercial loan growth and a reduction in the cost of funds.
●	Net interest margin decreased 10 basis points to 3.85 percent compared to 3.95 percent in the prior year. The decrease was a direct result of interest rate cuts by the Federal Reserve Board in response to COVID-19.
●	Noninterest income was $12.9 million, a $3.4 million increase compared to $9.5 million in the prior year, primarily due to increased gains on mortgage loan sales.
●	Noninterest expense totaled $39.3 million, an increase of $4.6 million when compared to $34.7 million in the prior year. The increase was primarily due to increased consulting expenses incurred in connection with compliance with our Consent Order with the FDIC and NJDOBI and increased compensation due to increased mortgage commissions.
●	The effective tax rate increased to 24.0 percent compared to 22.0 percent in the prior year.
●	A 14.2 percent increase in total loans driven by a 79.7 percent increase in SBA loans, which reflects $118.3 million from the funding of SBA PPP loans, a 9.8 percent increase in commercial loans and a 6.8 percent increase in consumer loans.
●	A 24.6 percent increase in total deposits with a 64.3 percent increase in noninterest-bearing demand deposits and a 28.3 percent increase in interest-bearing demand deposits.

The Company’s performance ratios for the past three years are listed in the following table:

	For the years ended December 31,
	2020	2019	2018
Net income per common share - Basic (1)	$2.21	$2.18	$2.04
Net income per common share - Diluted (2)	$2.19	$2.14	$2.01
Return on average assets	1.35%	1.54%	1.53%
Return on average equity (3)	14.20%	15.86%	17.10%
Efficiency ratio (4)	50.80%	52.00%	53.07%
(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. In response to the COVID-19 pandemic, many businesses have been faced with restrictions in an effort to prioritize public health. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. COVID-19 continues to aggressively spread globally and in the United States.

The Company is committed to supporting its customers, employees and communities during this difficult time and has adapted to the changing environment. We have taken and continue taking steps to protect the health and safety of our employees and to work with our customers experiencing economic consequences from the epidemic. The Company has and is working with its loan customers to provide short term payment deferrals and to waive certain fees. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and, depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

The full impact of the pandemic is unknown and rapidly evolving. The outbreak is having a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. While most states have re-opened, it is under limited capacities and under other social-distancing restrictions, which have resulted in lower commercial activity and consumer spending. This decrease in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

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

The CARES Act provides assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended to August 8, 2020, and then reopened pursuant to the terms of the Economic Aid Act discussed below. As an existing SBA 7(a) lender, the Company has opted to participate in the program.

The Company approved 1,224 applications and provided fundings of approximately $143.0 million. The Company has $118.3 million of PPP loans remaining on our balance sheet as of December 31, 2020 and believes that the majority of these loans will be forgiven by the SBA.

Economic Aid Act

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law. It provides additional assistance to the hardest-hit small businesses, nonprofits, and venues that are struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provides funding for a second round of PPP loans for small businesses and nonprofits experiencing significant revenue losses, makes programmatic improvements to PPP, funds grants to shuttered venues, and enacts emergency enhancements to other SBA lending programs.

The PPP now allows certain eligible borrowers that previously received a PPP loan to apply for a Second Draw PPP Loan with the same general loan terms as their First Draw PPP Loan, and for borrowers that did not initially receive a PPP loan to apply for one. Most small businesses with 300 or fewer employees that can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are eligible. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and are available until March 31, 2021. The Company is participating in the re-opened PPP loan process.

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

In March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs, in accordance with regulatory guidance and the CARES Act. The table below summarizes the loans that are in deferral as of December 31, 2020:

(In thousands)	Total loan portfolio balance	Unpaid principal balance of full deferrals	Unpaid principal balance of principal only deferrals	Unpaid principal balance on deferral	% total deferrals to total loans
SBA loans held for sale	$9,335	$—	$—	$—	0.00%
SBA loans held for investment	39,587	562	2,461	3,023	7.64
SBA PPP loans	118,257	—	—	—	0.00
Commercial loans	839,788	4,921	22,647	27,568	3.28
Residential mortgage loans	467,586	1,952	—	1,952	0.42
Consumer loans	153,264	—	—	—	0.00
Total loans	$1,627,817	$7,435	$25,108	$32,543	2.00%

Consent Order

In July 2020, Unity Bank agreed to the issuance of a Consent Order by the Federal Deposit Insurance Corporation (“FDIC”) and agreed to an Acknowledgement and Consent of the FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey. The Consent Order requires the Bank to strengthen its Bank Secrecy Act (“BSA”)/anti-money laundering (“AML”) program, and to address related matters. The Bank hired a consulting firm to assist management in effectively addressing all matters pertaining to the order. Although the Bank believes it is complying with all requirements of the Consent Order, we can give no assurance that the FDIC and the NJDOBI will agree that the Bank is fully complying or that the Bank will not incur material additional expense in complying with the Consent Order.

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

COVID-19 has and will continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Additionally, the Federal Open Market Committee reduced the target federal funds rate to 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company's financial condition and results of operations.

2020 compared to 2019

Tax-equivalent net interest income amounted to $64.4 million in 2020, an increase of $6.8 million from $57.6 million in 2019. The Company’s net interest margin decreased 10 basis points to 3.85 percent in 2020, compared to 3.95 percent in 2019. The net interest spread was 3.48 percent, a decrease of 6 basis points from 3.54 percent in 2019.

During 2020, tax-equivalent interest income was $78.9 million, an increase of $3.2 million or 4.3 percent when compared to 2019. This increase was driven primarily by the increase in the average volume of loans:

●	Of the $3.2 million increase in interest income on a tax-equivalent basis, $8.6 million was due to the increased volume of earning assets, partially offset by a $5.4 million decrease in yields on average interest-earning assets.
●	The yield on interest-earning assets decreased 47 basis points to 4.71 percent in 2020 when compared to 2019.
●	The average volume of interest-earning assets increased $214.4 million to $1.7 billion in 2020 compared to $1.5 billion in 2019. This was due primarily to a $197.2 million increase in average loans, primarily SBA, PPP, commercial, residential mortgage and consumer loans, and a $25.2 million increase in average federal funds and interest-bearing deposits, partially offset by a $8.0 million decrease in average investment securities.

Total interest expense was $14.5 million in 2020, a decrease of $3.6 million or 19.8 percent compared to 2019. This decrease was driven by the decreased rates on interest-bearing deposits, partially offset by an increase in the average volume of interest-bearing deposits:

●	Of the $3.6 million decrease in interest expense, $4.8 million was due to decreased rates on interest-bearing liabilities, partially offset by an increase of $1.2 million in the volume of average interest-bearing liabilities.
●	The average cost of interest-bearing liabilities decreased 41 basis points to 1.23 percent in 2020 when compared to 2019. The cost of interest-bearing deposits and borrowed funds and subordinated debentures decreased 41 basis points and 35 basis points, respectively, in 2020.
●	Interest-bearing liabilities averaged $1.2 billion in 2020, an increase of $75.7 million or 6.9 percent, compared to 2019. The increase in interest-bearing liabilities was primarily due to an overall increase in time, savings, and interest-bearing demand deposits.

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

During 2019, tax-equivalent interest income was $75.7 million, an increase of $8.4 million or 12.5 percent when compared to 2018. This increase was driven primarily by the increase in the average volume of loans:

●	Of the $8.4 million increase in interest income on a tax-equivalent basis, $5.2 million of the increase was due primarily to the increased volume of earning assets and $3.2 million of the increase was due to an increase in yields on average interest-earning assets.
●	The yield on interest-earning assets increased 21 basis points to 5.18 percent in 2019 when compared to 2018.
●	The average volume of interest-earning assets increased $105.3 million to $1.5 billion in 2019 compared to $1.4 billion in 2018. This was due primarily to a $105.4 million increase in average loans, primarily residential mortgage, commercial and consumer loans, and a $2.6 million increase in average federal funds, interest-bearing deposits and repos, partially offset by a $2.0 million decrease in average investment securities.

Total interest expense was $18.1 million in 2019, an increase of $4.5 million or 33.6 percent compared to 2018. This increase was driven by the increased rates on interest-bearing deposits and volume of time deposits, partially offset by a decrease in the average volume of borrowed funds and subordinated debentures compared to a year ago:

●	Of the $4.5 million increase in interest expense, $3.0 million was due to increased rates on interest-bearing liabilities and $1.6 million was due to an increase in the volume of average interest-bearing liabilities.
●	The average cost of interest-bearing liabilities increased 32 basis points to 1.64 percent in 2019 when compared to 2018. The cost of interest-bearing deposits and borrowed funds and subordinated debentures increased 36 basis points and 14 basis points, respectively, in 2019
●	Interest-bearing liabilities averaged $1.1 billion in 2019, an increase of $72.1 million or 7.0 percent, compared to 2018. The increase in interest-bearing liabilities was primarily due to an increase in average time deposits.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2020			2019
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$68,507	$258	0.38%	$43,305	$906	2.09%
Federal Home Loan Bank ("FHLB") stock	6,145	331	5.39	6,066	385	6.35
Securities:
Taxable	52,714	1,695	3.22	59,459	1,926	3.24
Tax-exempt	3,118	76	2.44	4,394	129	2.94
Total securities (A)	55,832	1,771	3.17	63,853	2,055	3.22
Loans:
SBA loans	50,354	3,144	6.24	48,686	3,780	7.76
SBA PPP loans	93,733	3,120	3.33	—	—	—
Commercial loans	790,093	40,002	5.06	715,301	37,577	5.25
Residential mortgage loans	463,155	22,255	4.81	449,003	22,483	5.01
Consumer loans	146,738	8,049	5.49	133,918	8,487	6.34
Total loans (B)	1,544,073	76,570	4.96	1,346,908	72,327	5.37
Total interest-earning assets	$1,674,557	$78,930	4.71%	$1,460,132	$75,673	5.18%

Noninterest-earning assets:
Cash and due from banks	22,571			25,761
Allowance for loan losses	(19,812)			(16,058)
Other assets	73,948			69,987
Total noninterest-earning assets	76,707			79,690
Total assets	$1,751,264			$1,539,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$178,358	$1,344	0.75%	$155,176	$1,386	0.89%
Savings deposits	438,996	2,463	0.56	424,486	4,906	1.16
Time deposits	448,688	8,784	1.96	409,406	9,460	2.31
Total interest-bearing deposits	1,066,042	12,591	1.18	989,068	15,752	1.59
Borrowed funds and subordinated debentures	112,264	1,889	1.68	113,511	2,303	2.03
Total interest-bearing liabilities	$1,178,306	$14,480	1.23%	$1,102,579	$18,055	1.64%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	389,255			273,338
Other liabilities	17,163			14,755
Total noninterest-bearing liabilities	406,418			288,093
Total shareholders' equity	166,540			149,150
Total liabilities and shareholders' equity	$1,751,264			$1,539,822

Net interest spread		$64,450	3.48%		$57,618	3.54%
Tax-equivalent basis adjustment		(15)			(25)
Net interest income		$64,435			$57,593
Net interest margin			3.85%			3.95%
(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020, 2019 and 2018 and 35 percent in prior years and applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

2018			2017			2016
Average			Average			Average
balance	Interest	Rate/Yield	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield

$40,700	$773	1.90%	$70,139	$851	1.21%	$71,265	$214	0.30%
6,786	462	6.81	6,230	370	5.94	5,241	245	4.67

60,734	1,907	3.14	66,107	2,029	3.07	61,053	1,698	2.78
5,104	145	2.84	6,225	240	3.86	7,649	307	4.01
65,838	2,052	3.12	72,332	2,269	3.14	68,702	2,005	2.92

60,321	4,338	7.19	59,293	3,805	6.42	56,834	3,181	5.60
—	—	—	—	—	—	—	—	—
668,144	33,886	5.07	571,001	28,150	4.93	510,614	25,256	4.95
396,731	18,837	4.75	319,074	14,650	4.59	273,612	12,205	4.46
116,311	6,943	5.97	102,898	5,296	5.15	84,222	4,021	4.77
1,241,507	64,004	5.16	1,052,266	51,901	4.93	925,282	44,663	4.83
$1,354,831	$67,291	4.97%	$1,200,967	$55,391	4.61%	$1,070,490	$47,127	4.40%

24,598			23,321			24,409
(14,640)			(13,033)			(12,841)
65,770			58,481			50,103
75,728			68,769			61,671
$1,430,559			$1,269,736			$1,132,161

$145,846	$796	0.55%	$142,184	$576	0.41%	$116,840	$471	0.40%
435,789	4,277	0.98	414,708	2,827	0.68	344,858	1,808	0.52
314,224	5,903	1.88	219,847	3,278	1.49	261,225	3,670	1.40
895,859	10,976	1.23	776,739	6,681	0.86	722,923	5,949	0.82
134,664	2,540	1.89	135,730	2,772	2.04	114,853	2,818	2.45
$1,030,523	$13,516	1.32%	$912,469	$9,453	1.04%	$837,776	$8,767	1.04%

261,976			237,207			199,554
9,903			7,090			8,895
271,879			244,297			208,449
128,157			112,970			85,936
$1,430,559			$1,269,736			$1,132,161

	$53,775	3.65%		$45,938	3.57%		$38,360	3.36%
	(28)			(81)			(103)
	$53,747			$45,857			$38,257
		3.97%			3.83%			3.58%

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

	For the years ended December 31,
	2020 versus 2019			2019 versus 2018
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$347	$(995)	$(648)	$52	$81	$133
FHLB stock	5	(59)	(54)	(47)	(30)	(77)
Securities	(253)	(31)	(284)	(62)	65	3
Loans	8,524	(4,281)	4,243	5,245	3,078	8,323
Total interest income	$8,623	$(5,366)	$3,257	$5,188	$3,194	$8,382
Interest expense:
Demand deposits	$191	$(233)	$(42)	$55	$535	$590
Savings deposits	164	(2,608)	(2,444)	(116)	745	629
Time deposits	849	(1,524)	(675)	2,027	1,530	3,557
Total interest-bearing deposits	1,204	(4,365)	(3,161)	1,966	2,810	4,776
Borrowed funds and subordinated debentures	(25)	(389)	(414)	(419)	182	(237)
Total interest expense	1,179	(4,754)	(3,575)	1,547	2,992	4,539
Net interest income - fully tax-equivalent	$7,444	$(612)	$6,832	$3,641	$202	$3,843
Decrease in tax-equivalent adjustment			10			3
Net interest income			$6,842			$3,846

Provision for Loan Losses

The provision for loan losses totaled $7.0 million for 2020, $2.1 million in 2019 and $2.1 million in 2018. The increase in provision for loan losses in 2020 was primarily due to the increased risk of loan defaults as a result of COVID-19. The company may incur elevated provisions until restrictions on businesses have been loosened and they can fully open.

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

Noninterest Income

The following table shows the components of noninterest income for the past three years:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Branch fee income	$1,046	$1,502	$1,519
Service and loan fee income	1,742	1,965	2,130
Gain on sale of SBA loans held for sale, net	1,642	909	1,680
Gain on sale of mortgage loans, net	6,344	2,090	1,719
BOLI income	613	588	975
Net security gains (losses)	93	373	(199)
Gain on sale of premises and equipment	—	766	—
Other income	1,466	1,346	1,207
Total noninterest income	$12,946	$9,539	$9,031

2020 compared to 2019

Noninterest income was $12.9 million for 2020, a $3.4 million increase compared to $9.5 million for 2019. This increase was primarily due to increased gains on sales of mortgages.

Changes in noninterest income reflect:

●	Branch fee income decreased $456 thousand to $1.0 million when compared to 2019, primarily due to a decrease in overdraft fees and transactions as a result of COVID-19.
●	Service and loan fee income, which consists of prepayment fees, application fees and servicing fees, decreased $223 thousand in 2020, primarily due to lower loan late charges from waived fees for customers during the COVID-19 pandemic.
●	Net gains on the sale of SBA loans increased $733 thousand in 2020 as a result of higher premiums on loan sales. In 2020, $18.2 million in SBA loans were sold compared to $14.9 million in the prior year.
●	Gains on sales of mortgage loans increased $4.2 million in 2020 as a result of a volume increase. During the year, $290.8 million in residential mortgage loans were sold at a gain of $6.3 million compared to $120.2 million in loans sold at a gain of $2.1 million during the prior year.
●	BOLI income increased $25 thousand from prior year.
●	Gains on sales of securities totaled $322 thousand in 2020, compared to $52 thousand in 2019. In 2020, these gains were partially offset by $229 thousand from the decrease in the market value of equity securities, as compared to an increase of $321 thousand in 2019.
●	There were no gains on sale of premises and equipment in 2020. The 2019 gain in premises and equipment was primarily due to the sale of our Union, NJ branch building.
●	Other income increased $120 thousand, primarily due to an increase in wire transfer fee income.

2019 compared to 2018

Noninterest income was $9.5 million for 2019, a $508 thousand increase compared to $9.0 million for 2018. This increase was primarily due to market fluctuations on our equity securities and increased gains on sales of mortgages.

Changes in noninterest income reflect:

●	Branch fee income decreased $17 thousand to $1.5 million when compared to 2018.
●	Service and loan fee income, which consists of prepayment fees, applications fees and servicing fees, decreased $165 thousand in 2019.

●	Net gains on the sale of SBA loans decreased $771 thousand to $909 thousand in 2019 due to a decrease in the volume of SBA loans sales. In 2019, $14.9 million in SBA loans were sold compared to $22.3 million in the prior year. The Company elected not to sell SBA loans during the third quarter of 2019.
●	During 2019, $120.2 million in residential mortgage loans were sold at a gain of $2.1 million compared to $80.7 million in loans sold at a gain of $1.7 million during the prior year.
●	BOLI income decreased $387 thousand from prior year, primarily due to a $291 thousand death benefit in the third quarter of 2018.
●	Net security gains totaled $373 thousand in 2019 compared to losses of $199 thousand in 2018. Approximately $321 thousand of these gains resulted from an increase in the market value of equity securities, compared to a decrease of $195 thousand in 2018. Gains on sales of securities totaled $52 thousand in 2019, compared to losses of $4 thousand in 2018.
●	Gain on sale of premises and equipment totaled $766 thousand in 2019 versus none in 2018. The increase was primarily due to the $768 thousand gain on the sale of our Union, NJ branch building in September 2019.
●	Other income, which includes check card related income and miscellaneous service charges totaled $1.3 million and $1.2 million in 2019 and 2018, respectively.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the past three years:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Compensation and benefits	$23,124	$20,666	$20,119
Processing and communications	3,155	2,924	2,788
Furniture and equipment	2,606	2,894	2,348
Occupancy	2,543	2,650	2,739
BSA expenses	1,800	—	—
Professional services	1,144	1,061	934
Advertising	906	1,358	1,411
Director fees	774	673	671
Other loan expenses	622	272	208
Deposit insurance	674	301	782
Loan collection & OREO expenses (recoveries)	215	41	(361)
Other expenses	1,699	1,877	1,782
Total noninterest expense	$39,262	$34,717	$33,421

2020 compared to 2019

Noninterest expense totaled $39.3 million for the year ended December 31, 2020, an increase of $4.6 million when compared to $34.7 million in 2019. The majority of this increase is attributed to increased compensation due to mortgage commissions paid on a higher origination volume and expenses related to enhancing our BSA program and complying with our Consent Order with the FDIC and NJDOBI.

Changes in noninterest expense reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $2.5 million for the year ended December 31, 2020, when compared to 2019. The yearly increase is primarily due to increased mortgage commissions on a higher origination volume.
●	Processing and communications, which includes items processed and electronic banking fees, increased $231 thousand for the year ended December 31, 2020 when compared to 2019, primarily due to data processing expenses.
●	Furniture and equipment expense, which includes network and software maintenance, decreased $288 thousand in 2020.

●	Occupancy expense decreased $107 thousand in 2020 when compared to 2019.
●	BSA expenses were $1.8 million in 2020 due to consulting expenses in connection with BSA/AML remediation related to the Bank’s Consent Order.
●	Professional service fees increased $83 thousand in 2020, primarily due to higher external audit and tax expenses.
●	Advertising expenses decreased $452 thousand for the year ended December 31, 2020, versus 2019 primarily due to decreased community relations expenses and marketing event related expenses due to the impact of COVID-19.
●	Director fees increased $101 thousand in 2020 when compared to 2019.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $350 thousand in 2020, when compared to 2019.
●	Deposit insurance expense increased $373 thousand in 2020 when compared to 2019 primarily due to a $279 FDIC assessment credit in 2019.
●	Loan collection and OREO expenses increased $174 thousand in 2020, primarily due to increased property tax expenses on OREO properties.
●	Other expenses decreased $178 thousand in 2020 when compared to 2019, primarily due to lower officer and employee expenses.

2019 compared to 2018

Noninterest expense totaled $34.7 million for the year ended December 31, 2019, an increase of $1.3 million when compared to $33.4 million in 2018. The majority of this increase is attributed to increased compensation and mortgage commissions paid on a higher origination volume and the continued investment in our technology infrastructure through software upgrades.

Changes in noninterest expense reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $547 thousand for the year ended December 31, 2019, when compared to 2018. The yearly increase is primarily due to increased salary expenses and year-end bonuses paid to employees.
●	Occupancy expense decreased $89 thousand in 2019 when compared to 2018.
●	Processing and communications increased $136 thousand for the year ended December 31, 2019 when compared to 2018, primarily due to increased electronic banking expenses.
●	Furniture and equipment expense increased $546 thousand in 2019, due to investment in software and equipment to remain efficient, secure and competitive technologically.
●	Professional service fees increased $127 thousand in 2019, primarily due to higher consulting expenses.
●	Loan collection and OREO expenses increased $402 thousand in 2019, primarily due to a $317 thousand settlement related to an OREO property in the third quarter of 2018.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $64 thousand in 2019, when compared to 2018.
●	Deposit insurance expense decreased $481 thousand in 2019 when compared to 2018 primarily due to an FDIC assessment credit of $279 thousand during the second half of 2019.
●	Advertising expenses decreased $53 thousand for the year ended December 31, 2019, versus 2018.
●	Director fees remained relatively flat in 2019 when compared to 2018.
●	Other expenses increased $95 thousand in 2019, primarily due to higher officer and employee expenses.

Income Tax Expense

For 2020, the Company reported income tax expense of $7.5 million for an effective tax rate of 24.0%, compared to an income tax expense of $6.7 million and an effective tax rate of 22.0% in 2019 and an income tax expense of $5.4 million and an effective tax rate of 19.7% in 2018.

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

Financial Condition

Total assets increased $240.0 million or 14.0%, to $2.0 billion at December 31, 2020, compared to $1.7 billion at December 31, 2019. This increase was primarily due to an increase of $195.5 million in net loans, reflecting $118.3 million from the funding of PPP loans, strong commercial growth, and $61.3 million in cash and cash equivalents, partially offset by a decrease of $19.0 million in investments.

Total deposits increased $307.8 million, primarily due to increases of $179.9 million in noninterest-bearing demand deposits, $48.5 million in savings deposits, $45.1 million in interest-bearing demand deposits, and $34.4 million in time deposits. Borrowed funds decreased $83.0 million to $200.0 million at December 31, 2020 due to a $63.0 million decrease in overnight borrowings and the maturity of a $20.0 million FHLB adjustable rate advance.

Total shareholders’ equity increased $13.2 million from year end 2019, primarily due to net income from operations, less dividends paid on our common stock. Net income was $23.6 million for the year ended December 31, 2020, a decrease of $9.0 thousand from the prior year. Other changes in shareholder’s equity included stock-based transactions of $1.6 million, offset by another comprehensive loss net of tax of $1.3 million, common stock dividends of $3.3 million paid in 2020 and treasury stock purchases of $7.4 million.

These fluctuations are discussed in further detail in the section that follow.

Securities

The Company’s securities portfolio consists of available for sale (“AFS”) debt securities and equity investments. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS debt securities totaled $45.6 million at December 31, 2020, a decrease of $18.7 million or 29.0 percent, compared to $64.3 million at December 31, 2019. This net decrease was the result of:

●	$14.9 million in principal payments, maturities and called bonds,
●	$6.6 million in sales net of realized gains, which consisted of two corporate bonds, three mortgage-backed securities, one tax-exempt municipal security, and one taxable municipal security,
●	$695 thousand of depreciation in the market value of the portfolio. At December 31, 2020, the portfolio had a net unrealized loss of $304 thousand compared to a net unrealized gain of $392 thousand at

December 31, 2019. These net unrealized losses and gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, and
●	$241 thousand in net amortization, partially offset by
●	An increase of $3.8 million from the purchase of two corporate bonds and three municipal tax-exempt securities.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.6 years and 4.9 years at December 31, 2020 and 2019, respectively.

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

Equity securities totaled $2.0 million at December 31, 2020, a decrease of $335 thousand or 14.6 percent, compared to $2.3 million at December 31, 2019. This net decrease was the result of:

●	$224 thousand in market value adjustments throughout the year, and
●	$111 thousand in sales net of realized gains from the sale of one community bank holding.

The average balance of taxable securities amounted to $52.7 million in 2020 compared to $59.5 million in 2019. The average yield earned on taxable securities decreased 2 basis points to 3.22 percent in 2020, from 3.24 percent in 2019. The average balance of tax-exempt securities amounted to $3.1 million in 2020 compared to $4.4 million in 2019. The average yield earned on tax-exempt securities decreased 52 basis points to 2.42 percent in 2020, from 2.94 percent in 2019.

Securities with a carrying value of $1.6 million and $4.0 million at December 31, 2020 and December 31, 2019, respectively, were pledged to secure other borrowings, collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 48 percent of the total investment portfolio had a fixed rate of interest at December 31, 2020, compared to 64 percent in 2019.

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

Total loans increased $202.3 million or 14.2 percent to $1.6 billion at December 31, 2020, compared to $1.4 billion at year-end 2019. The increase was primarily driven by the funding of SBA Paycheck Protection Program (“PPP”) loans. As of December 31, 2020, the Company had PPP loans totaling $118.3 million. Commercial and consumer loans increased $74.8 million and $9.7 million respectively, partially offset by a decrease of $374 thousand and $120 thousand in SBA and residential loans.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses at December 31st for the past five years:

	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
Ending balance:
SBA loans held for investment	$39,587	2.4%	$35,767	2.5%	$39,333	3.0%	$43,999	3.8%	$42,492	4.4%
SBA PPP loans	118,257	7.3	—	—	—	—	—	—	—	—
Commercial loans	839,788	51.6	765,032	53.7	694,102	53.2	628,865	53.7	535,515	55.6
Residential mortgage loans	467,586	28.7	467,706	32.8	436,056	33.4	365,145	31.2	289,093	29.7
Consumer loans	153,264	9.4	143,524	10.1	123,904	9.5	109,855	9.4	91,541	9.4
Total loans held for investment	1,618,482	99.4	1,412,029	99.1	1,293,395	99.1	1,147,864	98.1	958,641	98.5
SBA loans held for sale	9,335	0.6	13,529	0.9	11,171	0.9	22,810	1.9	14,773	1.5
Total loans	$1,627,817	100.0%	$1,425,558	100.0%	$1,304,566	100.0%	$1,170,674	100.0%	$973,414	100.0%

Average loans increased $197.2 million or 14.6 percent from $1.3 billion in 2019, to $1.5 billion in 2020. The increase in average loans was due to increases in average PPP, commercial, residential mortgages, consumer and SBA loans. The yield on the overall loan portfolio decreased 41 basis points to 4.96 percent for the year ended December 31, 2020, compared to 5.37 percent for the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $9.3 million at December 31, 2020, a decrease of $4.2 million from $13.5 million at December 31, 2019. SBA 7(a) loans held for investment amounted to $39.6 million at December 31, 2020, an increase of $3.8 million from $35.8 million at December 31, 2019. The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 6.24 percent for the year ended December 31, 2020, compared to 7.76 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held for investment represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $98.9 million and $93.6 million in SBA loans were sold but serviced by the Company at December 31, 2020 and December 31, 2019, respectively, and are not included on the Company’s balance sheet. There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provides assistance to small businesses through the establishment of the PPP. The PPP generally provides eligible small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. The Economic Aid Act provided additional funding for the PPP, and the application period was reopened. As an existing SBA 7(a) lender, the Company opted to participate in the program. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and are available until March 31, 2021.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $839.8 million at December 31, 2020, an increase of $74.8 million from year end 2019. The yield on commercial loans was 5.06 percent for 2020, compared to 5.25 percent for the same period in 2019. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $467.6 million at December 31, 2020, a decrease of $120.0 thousand from year end 2019. Sales of mortgage loans totaled $290.8 million for 2020. Approximately $13.2 million of the loans sold were from portfolio, with the remainder consisting of new production. Approximately $29.7 million and $36.9 million in residential loans were sold but serviced by the Company at December 31, 2020 and December 31, 2019, respectively, and are not included on the Company’s balance sheet. The yield on residential mortgages was 4.81 percent for 2020, compared to 5.01 percent for 2019. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are not considered high priced mortgages.

Consumer loans consist of home equity loans, construction loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $153.3 million at December 31, 2020, an increase of $9.7 million from December 31, 2019. The yield on consumer loans was 5.49 percent for 2020, compared to 6.34 percent for 2019.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2020 approximately 87 percent of the Company’s loan portfolio was secured by real estate compared to 94 percent at December 31, 2019.

The following table shows the maturity distribution or repricing of the loan portfolio and the allocation of fixed and floating interest rates at December 31, 2020:

	December 31, 2020
(In thousands)	One year or less	One to five years	Over five years	Total
SBA loans	$43,230	$4,629	$1,063	$48,922
SBA PPP loans	—	118,257	—	118,257
Commercial loans
SBA 504 loans	3,781	14,963	937	19,681
Commercial other	26,603	51,095	40,583	118,281
Commercial real estate	69,461	455,044	105,917	630,422
Commercial real estate construction	1,428	36,031	33,945	71,404
Total	$144,503	$680,019	$182,445	$1,006,967
Amount of loans with maturities or repricing dates greater than one year:
Fixed interest rates				$322,898
Floating or adjustable interest rates				539,566
Total				$862,464

For additional information on loans, see Note 4 to the Consolidated Financial Statements.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider. These concessions typically include reductions in interest rate, extending the maturity of a loan, other modifications of payment terms, or a combination of modifications. Deferrals complying with the terms of the CARES Act and regulatory guidance (i.e., deferrals of up to six months to borrowers impacted by COVID-19 pandemic, where the borrower was current at either December 31, 2019 or prior to the deferral being granted) are not considered TDR’s.

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

At December 31, 2020, there was one loan totaling $663 thousand that was classified as a TDR and deemed impaired, compared to one such loan totaling $705 thousand at December 31, 2019. The TDR was a commercial real estate loan which was modified in 2017 to reduce the principal balance. The loan remains in accrual status since it continues to perform in accordance with the restructured terms. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward.

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31st for the past five years:

(In thousands, except percentages)	2020	2019	2018	2017	2016
Nonperforming by category:
SBA loans held for investment (1)	$2,473	$1,164	$1,560	$632	$1,168
Commercial loans	1,325	529	1,076	68	939
Residential mortgage loans	5,217	3,936	4,211	1,669	2,672
Consumer loans	3,045	20	26	625	2,458
Total nonperforming loans	$12,060	$5,649	$6,873	$2,994	$7,237
OREO	—	1,723	56	426	1,050
Total nonperforming assets	$12,060	$7,372	$6,929	$3,420	$8,287
Past due 90 days or more and still accruing interest:
Commercial loans	—	—	—	60	—
Residential mortgage loans	262	930	98	—	—
Consumer loans	187	—	—	—	—
Total past due 90 days or more and still accruing interest	$449	$930	$98	$60	$—
Nonperforming loans to total loans	0.74%	0.40%	0.53%	0.26%	0.74%
Nonperforming loans and TDRs to total loans (2)	0.78	0.45	0.58	0.32	0.74
Nonperforming assets to total loans and OREO	0.74	0.52	0.53	0.29	0.85
Nonperforming assets to total assets	0.62	0.43	0.44	0.23	0.70
(1) Guaranteed SBA loans included above	$371	$59	$89	$27	$60
(2) Nonperforming TDRs included above	—	—	—	—	153
(2) Performing TDRs	663	705	745	786	—

Nonperforming loans were $12.1 million at December 31, 2020, a $6.5 million increase from $5.6 million at year end 2019. Since year end 2019, nonperforming loans in the consumer, SBA, residential and commercial segments increased. The increase in nonperforming consumer loans was primarily due to three consumer construction loans totaling $1.7 million and four home equity loans totaling $1.3 million. Included in nonperforming loans at December 31, 2020 are approximately $371 thousand of loans guaranteed by the SBA, compared to $59 thousand at December 31, 2019. In addition, there were $449 thousand in loans past due 90 days or more and still accruing interest at December 31, 2020, compared to $930 thousand at December 31, 2019.

The Company did not have any OREO property at December 31, 2020, compared to $1.7 million at year end 2019. During 2020, the Company charged off $225 thousand on two OREO properties. The Company sold four properties, resulting in net recoveries of $68 thousand.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $36.7 million at December 31, 2020, an increase of $29.3 million from $7.4 million at December 31, 2019.

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

The allowance for loan losses totaled $23.1 million at December 31, 2020, compared to $16.4 million at December 31, 2019, with resulting allowance to total loan ratios of 1.42 percent and 1.15 percent, respectively. Net charge-offs amounted to $290 thousand for 2020, compared to $1.2 million for 2019.

The following table is a summary of the changes to the allowance for loan losses for the past five years, including net charge-offs to average loan ratios for each major loan category:

	For the years ended December 31,
(In thousands, except percentages)	2020	2019	2018	2017	2016
Balance, beginning of period	$16,395	$15,488	$13,556	$12,579	$12,759
Provision for loan losses charged to expense	7,000	2,100	2,050	1,650	1,220
Less: Chargeoffs
SBA loans held for investment	26	535	354	293	557
Commercial loans	669	501	10	227	775
Residential mortgage loans	200	205	—	55	101
Consumer loans	—	1	22	336	30
Total chargeoffs	895	1,242	386	911	1,463
Add: Recoveries
SBA loans held for investment	83	23	72	121	33
Commercial loans	522	16	30	102	29
Residential mortgage loans	—	—	13	12	—
Consumer loans	—	10	153	3	1
Total recoveries	605	49	268	238	63
Net charge-offs	290	1,193	118	673	1,400
Balance, end of period	$23,105	$16,395	$15,488	$13,556	$12,579
Selected loan quality ratios:
Net (recoveries) chargeoffs to average loans:
SBA loans held for investment	(0.04)%	1.05%	0.47%	0.29%	0.92%
Commercial loans	0.02	0.07	—	0.02	0.15
Residential mortgage loans	0.04	0.05	—	0.01	0.04
Consumer loans	—	(0.01)	(0.11)	0.32	0.03
Total loans	0.02	0.09	0.01	0.06	0.15
Allowance to total loans	1.42	1.15	1.19	1.16	1.29
Allowance to nonperforming loans	191.59%	290.23%	225.35%	452.77%	173.82%

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

	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		loans		loans		loans		loans		loans
	Reserve	to total	Reserve	to total	Reserve	to total	Reserve	to total	Reserve	to total
(In thousands, except percentages)	amount	loans	amount	loans	amount	loans	amount	loans	amount	loans
Balance applicable to:
SBA loans held for investment	$1,301	9.7%	$1,079	2.5%	$1,655	3.0%	$1,471	3.8%	$1,576	4.4%
Commercial loans	14,992	51.6	9,722	53.7	8,705	53.2	7,825	53.7	7,302	55.0
Residential mortgage loans	5,318	28.7	4,254	32.8	3,900	33.4	3,130	31.2	2,593	29.7
Consumer loans	1,494	9.4	1,340	10.1	1,228	9.5	1,130	9.4	925	9.4
Unallocated	—	—	—	—	—	—	—	—	183	—
Total loans held for investment	23,105	99.4	16,395	99.1	15,488	99.1	13,556	98.1	12,579	98.5
SBA loans held for sale	—	0.6	—	0.9	—	0.9	—	1.9	—	1.5
Total loans	$23,105	100.0%	$16,395	100.0%	$15,488	100.0%	$13,556	100.0%	$12,579	100.0%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At December 31, 2020, a $288 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019.

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

The following table shows period-end deposits and the concentration of each category of deposits for the past three years:

	2020		2019		2018
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$459,677	29.5%	$279,793	22.4%	$270,152	22.4%
Interest-bearing demand deposits	204,236	13.1	159,175	12.7	155,121	12.8
Savings deposits	455,449	29.2	406,954	32.6	425,398	35.2
Time deposits	438,597	28.2	404,192	32.3	357,016	29.6
Total deposits	$1,557,959	100.0%	$1,250,114	100.0%	$1,207,687	100.0%

2020 compared to 2019

Total deposits increased $307.8 million to $1.6 billion at December 31, 2020, from $1.3 billion at December 31, 2019. This increase in deposits was due to increases of $179.9 million in noninterest-bearing demand deposits, $48.5 million in savings deposits, $45.1 million in interest-bearing demand deposits, and $34.4 million in time deposits.

The Company’s deposit composition at December 31, 2020, consisted of 29.5 percent noninterest-bearing demand deposits, 29.2 percent savings deposits, 28.2 percent time deposits, and 13.1 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2019 reflects a 7.1 percent increase in noninterest-bearing demand deposits and a 0.4 percent increase in interest-bearing demand deposits, offset by a 4.1 percent decrease in time deposits and a 3.4 percent decrease in savings deposits.

2019 compared to 2018

Total deposits increased $42.4 million to $1.3 billion at December 31, 2019, from $1.2 billion at December 31, 2018. This increase in deposits was due to increases of $47.2 million in time deposits, $9.6 million in noninterest-bearing demand deposits and $4.1 million in interest-bearing demand deposits, partially offset by a decrease of $18.4 million in savings deposits, respectively.

The Company’s deposit composition at December 31, 2019, consisted of 32.6 percent savings deposits, 32.3 percent time deposits, 22.4 percent noninterest-bearing demand deposits and 12.7 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2018 reflects a 2.7 percent increase in time deposits, offset by a 1.4 percent decrease in savings deposits and a 1.3 percent decrease in interest-bearing demand deposits.

The following table shows average deposits and the concentration of each category of deposits for the past three years:

	For the years ended December 31,
	2020		2019		2018
(In thousands, except percentages)	Amount	% of total	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$389,255	26.7%	$273,338	21.7%	$261,993	22.6%
Interest-bearing demand deposits	178,358	12.3	155,177	12.3	145,846	12.6
Savings deposits	438,996	30.2	424,485	33.6	435,789	37.6
Time deposits	448,688	30.8	409,406	32.4	314,224	27.2
Total deposits	$1,455,297	100.0%	$1,262,406	100.0%	$1,157,852	100.0%

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

Borrowed funds and subordinated debentures totaled $210.3 million and $293.3 million at December 31, 2020 and December 31, 2019, respectively, and are broken down in the following table:

(In thousands)	December 31, 2020	December 31, 2019
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	30,000	50,000
Overnight advances	130,000	193,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$210,310	$293,310

Borrowed funds decreased $83.0 million from prior year-end due to a $63.0 million decrease in FHLB overnight borrowings and a $20.0 million decrease in FHLB adjustable rate advances during the year ended December 31, 2020.

FHLB Borrowings

At December 31, 2020 and December 31, 2019, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date of August 22, 2024, at a rate of 1.810%.

At December 31, 2020, the $30.0 million FHLB adjustable rate (“ARC”) advances consisted of one $20.0 million advance and one $10.0 million advance. At December 31, 2019, the $50.0 million FHLB ARC advances consisted of two $20.0 million advances and one $10.0 million advance. These ARC advances roll over every six months. The Company has opted to hedge rates in a fluctuating rate environment. Each ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The terms of these transactions are as follows:

●	A $20.0 million ARC FHLB borrowing with a maturity date of January 6, 2021, at a rate of 3 month LIBOR plus 0.165%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.212% and matures on July 5, 2021.
●	A $10.0 million ARC FHLB borrowing with a maturity date of February 18, 2021, at a rate of 3 month LIBOR plus 0.130%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.232% that matures on February 16, 2021.

At December 31, 2020, there were FHLB overnight borrowings of $130.0 million at a rate of 0.340%, compared to $193.0 million at a rate of 1.810% at December 31, 2019.

In December 2020, the FHLB issued a $12.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At December 31, 2020, the Company had $286.1 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Company, issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.835% at December 31, 2020 and 3.518% at December 31, 2019. At December 31, 2020 and 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate borrowing at 3.435%.

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

The following table sets forth the gap ratio at December 31, 2020. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds. Core deposits such as interest-bearing demand, savings and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates.

		Six	More than	More than	More than	More than
		months	one year	three years	five years	ten years
	Under six	through	through	through	through	and not
(In thousands, except percentages)	months	one year	three years	five years	ten years	repricing	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$22,750	$22,750
Federal funds sold and interest-bearing deposits	194,842	—	1,719	—	—	—	196,561
Federal Home Loan Bank stock	—	—	—	—	—	10,594	10,594
Securities	20,658	3,366	12,820	5,569	2,182	2,976	47,571
Loans	464,259	190,534	485,885	289,760	82,023	115,356	1,627,817
Allowance for loan losses	—	—	—	—	—	(23,105)	(23,105)
Other assets	—	—	—	—	—	76,726	76,726
Total assets	$679,759	$193,900	$500,424	$295,329	$84,205	$205,297	$1,958,914
Liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	$—	$—	$—	$—	$—	$459,677	$459,677
Savings and interest-bearing demand deposits	308,584	—	97,254	125,819	128,028	—	659,685
Time deposits	209,632	112,581	77,859	28,256	10,269	—	438,597
Borrowed funds and subordinated debentures	110,000	20,000	—	80,000	—	310	210,310
Other liabilities	—	—	—	—	—	16,734	16,734
Shareholders’ equity	—	—	—	—	—	173,911	173,911
Total liabilities and shareholders’ equity	$628,216	$132,581	$175,113	$234,075	$138,297	$650,632	$1,958,914
Gap	51,543	61,319	325,311	61,254	(54,092)	(445,335)
Cumulative gap	51,543	112,862	438,173	499,427	445,335	—
Cumulative gap to total assets	2.6%	5.8%	22.4%	25.5%	22.7%	—

At December 31, 2020, there was a six-month asset-sensitive gap of $51.5 million and a one-year asset-sensitive gap of $112.9 million, as compared to a six-month asset-sensitive gap of $4.6 million and a one-year asset-sensitive gap of $23.7 million at December 31, 2019. The six-month and one-year cumulative gap to total assets ratios were within the Board-approved guidelines of +/- 20 percent.

Other models are also used in conjunction with the static gap table, which is not able to capture the risk of changing spread relationships over time, the effects of projected growth in the balance sheet or dynamic decisions such as the modification of investment maturities as a rate environment unfolds. For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are combined to produce a range of potential income results. Net interest income is managed within guideline ranges for interest rates rising or falling by 200 basis points. Results outside of guidelines require action by the RMC to correct the imbalance. Simulations are typically created over a 12 to 24 month time horizon. At December 31, 2020, these simulations show that with a 200 basis point rate increase over a 12 month period, net interest income would decrease by approximately $1.1 million, or 1.6 percent. A 200 basis point rate decline over a 12 month period would increase net interest income by approximately $552 thousand or 0.8 percent. These variances in net interest income are within the Board-approved guidelines of +/- 10 percent.

Finally, to measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the RMC. The Company’s variance in the economic value of equity with rate shocks of 200 basis points is an increase of 4.1 percent in a rising rate environment and a decrease of 7.5 percent in a falling rate environment at December 31, 2020. At December 31, 2019, the Company’s variance in the economic value of equity with rate shocks of 200 basis points is a decline of 1.8 percent in a rising rate environment and a decrease of 1.9 percent in a falling rate environment. The variance in the EVPE at December 31, 2020 and 2019 were within the Board-approved guidelines in place at the time of +/- 20 percent.

Liquidity

Consolidated Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. The Company’s liquidity is monitored by management and the Board of Directors which reviews historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. The goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. As the Consolidated Bank comprises the majority of the assets of the Company, the Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity. At December 31, 2020, the balance of cash and cash equivalents was $219.3 million, an increase of $61.3 million from December 31, 2019. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $33.7 million and $33.2 million in net cash for the years ended December 31, 2020 and 2019. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $186.8 million and $133.1 million in net cash for the years ended December 31, 2020 and 2019, respectively. Cash was primarily used to fund new loans, primarily PPP loans, and purchase FHLB stock, partially offset by cash inflows from proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $45.6 million and $64.3 million at December 31, 2020 and December 31, 2019, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities over the next twelve months are $13.3 million.
●	Loans. The SBA loans held for sale portfolio amounted to $9.3 million and $13.5 million at December 31, 2020 and December 31, 2019, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $288.4 million to its borrowers as of December 31, 2020, compared to $272.8 million at December 31, 2019. At December 31, 2020, $114.2 million of these commitments expire within one year, compared to $119.2 million at December 31, 2019. The Company had $4.5 million and $4.8 million in standby letters of credit at

December 31, 2020 and December 31, 2019, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $214.3 million and $112.4 million in net cash for the years ended December 31, 2020 and 2019, respectively, primarily due to an increase in the Company’s deposits and borrowings, partially offset by the Company’s repayment of borrowings.

●	Deposits. As of December 31, 2020, deposits included $142.6 million of Government deposits, as compared to $123.3 million at year end 2019. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $127.6 million of deposits from eleven municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $200.0 million and $283.0 million as of December 31, 2020 and 2019, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At December 31, 2020, pledging provided an additional $286.1 million in borrowing potential from the FHLB. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At December 31, 2020, the Parent Company had $640 thousand in cash and cash equivalents and $1.0 million in investment securities valued at fair market value, compared to $2.3 million in cash and cash equivalents and $1.4 million in investment securities at December 31, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of December 31, 2020:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,875	$59	$—	$599	$4,533
Contractual obligations:
Time deposits	322,213	77,859	28,256	10,269	438,597
Borrowed funds and subordinated debentures	160,000	—	40,000	10,310	210,310
Purchase obligations	1,662	2,037	—	—	3,699
Total off-balance sheet arrangements and contractual obligations	$487,750	$79,955	$68,256	$21,178	$657,139

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

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $13.2 million to $173.9 million at December 31, 2020 compared to $160.7 million at December 31, 2019, primarily due to net income of $23.6 million. Other items impacting shareholders’ equity included $7.4 million in treasury stock purchased at cost, $3.3 million in dividends paid on common stock, $1.6 million from the issuance of common stock under employee benefit plans and $1.3 million in accumulated other comprehensive loss net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

For additional information on shareholders’ equity, see Note 13 to the Consolidated Financial Statements.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements. The new rule, effective beginning January 1, 2020, allowed qualifying community banking organizations (“QCBO”) to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

A QCBO is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	A leverage capital ratio of greater than 9.0%;
●	Total consolidated assets of less than $10.0 billion;
●	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR and is therefore not be required to comply with the Basel III capital requirements. As of December 31, 2020, the Bank’s CBLR was 9.80% and the Company’s CBLR was 10.09%.

The following table shows the CBLR ratio for the Company and the Bank at December 31, 2020, and the capital ratios for the Company and Bank under Basel III requirements at December 31, 2019:

	Company	Bank	Required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
At December 31, 2020:
CBLR	10.09%	9.80%	8.00%		8.00%
At December 31, 2019:
Leverage ratio	10.59%	10.15%	4.00%		5.00%
CET1	11.59%	11.81%	4.50%	(1)	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	6.00%	(1)	8.00%
Total risk-based capital ratio	13.06%	12.58%	8.00%	(1)	10.00%

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to those listed under “Item 1A - Risk Factors” in this Annual Report; the impact of the COVID-19 pandemic, the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for loan losses; competition; significant changes in tax, accounting or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate the negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on future profitability.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2020, contains a summary of the Company’s significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies are periodically reviewed with the Audit Committee and the Board of Directors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$22,750	$21,106
Federal funds sold and interest-bearing deposits	196,561	136,910
Cash and cash equivalents	219,311	158,016
Securities:
Debt securities available for sale (amortized cost of $45,921 in 2020 and $63,883 in 2019)	45,617	64,275
Equity securities with readily determinable fair values (amortized cost of $2,112 in 2020 and $2,218 in 2019)	1,954	2,289
Total securities	47,571	66,564
Loans:
SBA loans held for sale	9,335	13,529
SBA loans held for investment	39,587	35,767
SBA PPP loans	118,257	—
Commercial loans	839,788	765,032
Residential mortgage loans	467,586	467,706
Consumer loans	153,264	143,524
Total loans	1,627,817	1,425,558
Allowance for loan losses	(23,105)	(16,395)
Net loans	1,604,712	1,409,163
Premises and equipment, net	20,226	21,315
Bank owned life insurance ("BOLI")	26,514	26,323
Deferred tax assets	9,183	5,559
Federal Home Loan Bank ("FHLB") stock	10,594	14,184
Accrued interest receivable	10,429	6,984
Other real estate owned ("OREO")	—	1,723
Goodwill	1,516	1,516
Prepaid expenses and other assets	8,858	7,595
Total assets	$1,958,914	$1,718,942
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$459,677	$279,793
Interest-bearing demand	204,236	159,175
Savings	455,449	406,955
Time, under $100,000	264,671	195,446
Time, $100,000 to $250,000	95,595	126,192
Time, $250,000 and over	78,331	82,553
Total deposits	1,557,959	1,250,114
Borrowed funds	200,000	283,000
Subordinated debentures	10,310	10,310
Accrued interest payable	248	455
Accrued expenses and other liabilities	16,486	14,354
Total liabilities	1,785,003	1,558,233
Shareholders’ equity:
Common stock, no par value, 12,500 shares authorized, 10,961 shares issued and 10,456 shares outstanding in 2020; 10,881 shares issued and outstanding in 2019	91,873	90,113
Retained earnings	90,669	70,442
Treasury stock, at cost (505 shares in 2020)	(7,442)	—
Accumulated other comprehensive (loss) income	(1,189)	154
Total shareholders’ equity	173,911	160,709
Total liabilities and shareholders’ equity	$1,958,914	$1,718,942

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
INTEREST INCOME
Federal funds sold, interest-bearing deposits and repos	$258	$906	$773
FHLB stock	331	385	462
Securities:
Taxable	1,695	1,926	1,907
Tax-exempt	61	104	117
Total securities	1,756	2,030	2,024
Loans:
SBA loans	3,144	3,780	4,338
SBA PPP loans	3,120	—	—
Commercial loans	40,002	37,577	33,886
Residential mortgage loans	22,255	22,483	18,837
Consumer loans	8,049	8,487	6,943
Total loans	76,570	72,327	64,004
Total interest income	78,915	75,648	67,263
INTEREST EXPENSE
Interest-bearing demand deposits	1,344	1,386	796
Savings deposits	2,463	4,907	4,277
Time deposits	8,784	9,459	5,903
Borrowed funds and subordinated debentures	1,889	2,303	2,540
Total interest expense	14,480	18,055	13,516
Net interest income	64,435	57,593	53,747
Provision for loan losses	7,000	2,100	2,050
Net interest income after provision for loan losses	57,435	55,493	51,697
NONINTEREST INCOME
Branch fee income	1,046	1,502	1,519
Service and loan fee income	1,742	1,965	2,130
Gain on sale of SBA loans held for sale, net	1,642	909	1,680
Gain on sale of mortgage loans, net	6,344	2,090	1,719
BOLI income	613	588	975
Net security gains (losses)	93	373	(199)
Gain on sale of premises and equipment	—	766	—
Other income	1,466	1,346	1,207
Total noninterest income	12,946	9,539	9,031
NONINTEREST EXPENSE
Compensation and benefits	23,124	20,666	20,119
Processing and communications	3,155	2,924	2,788
Furniture and equipment	2,606	2,894	2,348
Occupancy	2,543	2,650	2,739
BSA expenses	1,800	—	—
Professional services	1,144	1,061	934
Advertising	906	1,358	1,411
Director fees	774	673	671
Other loan expenses	622	272	208
Deposit insurance	674	301	782
Loan collection and OREO expenses (recoveries)	215	41	(361)
Other expenses	1,699	1,877	1,782
Total noninterest expense	39,262	34,717	33,421
Income before provision for income taxes	31,119	30,315	27,307
Provision for income taxes	7,475	6,662	5,388
Net income	$23,644	$23,653	$21,919
Net income per common share - Basic	$2.21	$2.18	$2.04
Net income per common share - Diluted	$2.19	$2.14	$2.01
Weighted average common shares outstanding – Basic	10,709	10,845	10,726
Weighted average common shares outstanding – Diluted	10,814	11,029	10,916

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2020
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$31,119	7,475	$23,644
Other comprehensive income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(603)	(181)	(422)
Less: reclassification adjustment for gains on securities included in net income	93	20	73
Total unrealized losses on securities available for sale	(696)	(201)	(495)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	26	57
Total adjustments related to defined benefit plan	83	26	57
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,264)	(359)	(905)
Total unrealized losses on cash flow hedges	(1,264)	(359)	(905)
Total other comprehensive loss	(1,877)	(535)	(1,343)
Total comprehensive income	$29,242	$6,941	$22,301

	For the year ended December 31, 2019
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$30,315	6,662	23,653
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	1,814	482	1,332
Less: reclassification adjustment for gains on securities included in net income	373	78	295
Total unrealized gains on securities available for sale	1,441	404	1,037
Adjustments related to defined benefit plan:
Amortization (accretion) of prior service cost	83	(53)	136
Total adjustments related to defined benefit plan	83	(53)	136
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,195)	(333)	(862)
Total unrealized losses on cash flow hedges	(1,195)	(333)	(862)
Total other comprehensive income	329	18	311
Total comprehensive income	$30,644	$6,680	$23,964

	For the year ended December 31, 2018
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$27,307	$5,388	$21,919
Other comprehensive income
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(756)	(225)	(531)
Less: reclassification adjustment for losses on securities included in net income	(183)	(38)	(145)
Total unrealized losses on securities available for sale	(573)	(187)	(386)
Adjustments related to defined benefit plan:
Amortization (accretion) of prior service cost	83	173	(90)
Total adjustments related to defined benefit plan	83	173	(90)
Net unrealized gains from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	25	(123)	148
Total unrealized gains (losses) on cash flow hedges	25	(123)	148
Total other comprehensive loss	(465)	(137)	(328)
Total comprehensive income	$26,842	$5,251	$21,591

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				other		Total
	Common stock		Retained	comprehensive	Treasury	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	earnings (2)	income (loss)	stock	equity
Balance, December 31, 2017	10,615	$86,782	$31,117	$206	$—	$118,105
Net income			21,919			21,919
Other comprehensive loss, net of tax				(328)		(328)
Dividends on common stock ($0.27 per share)		107	(2,910)			(2,803)
Common stock issued and related tax effects (1)	165	1,595				1,595
Retained earnings impact due to adoption of ASU 2016‑01 (3)			(40)	40		—
Tax rate adjustment to AOCI (4)			75	(75)		—
Balance, December 31, 2018	10,780	88,484	50,161	(157)	—	138,488
Net income			23,653			23,653
Other comprehensive income, net of tax				311		311
Dividends on common stock ($0.31 per share)		117	(3,372)			(3,255)
Common stock issued and related tax effects (1)	101	1,512				1,512
Balance, December 31, 2019	10,881	90,113	70,442	154	—	160,709
Net income			23,644			23,644
Other comprehensive loss, net of tax				(1,343)		(1,343)
Dividends on common stock ($0.32 per share)		119	(3,417)			(3,298)
Common stock issued and related tax effects (1)	80	1,641				1,641
Treasury stock purchased, at cost	(505)				(7,442)	(7,442)
Balance, December 31, 2020	10,456	$91,873	$90,669	$(1,189)	$(7,442)	$173,911

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2)	2017 includes the impact of implementing ASU 2016-09, “Compensation - Stock Compensation (Topic 718),” which resulted in a cumulative-effect adjustment of $498 thousand to retained earnings.
(3)	As a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", the Company reclassed $40 thousand of gains (losses) on available for sale equity securities from accumulated other comprehensive income to retained earnings.
(4)	As a result of ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", the Company reclassed $75 thousand from accumulated other comprehensive income to retained earnings.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$23,644	$23,653	$21,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,000	2,100	2,050
Net amortization of purchase premiums and discounts on securities	241	189	220
Depreciation and amortization	1,909	1,619	1,937
SBA PPP deferred fees and costs	2,947	—	—
Deferred income tax benefit	(3,090)	(299)	(1,262)
Net security (gains) losses	(322)	(52)	4
Stock compensation expense	1,412	1,271	1,053
Gain on sale of OREO	(68)	(16)	(169)
Valuation writedowns on OREO	225	—	—
Gain on sale of mortgage loans, net	(5,594)	(2,143)	(1,390)
Gain on sale of SBA loans held for sale, net	(1,642)	(909)	(1,680)
Origination of mortgage loans sold	(290,808)	(120,173)	(80,729)
Origination of SBA loans held for sale	(13,998)	(10,246)	(9,510)
Proceeds from sale of mortgage loans, net	296,402	122,316	82,119
Proceeds from sale of SBA loans held for sale, net	19,826	15,768	23,939
BOLI income	(613)	(588)	(975)
Gain on sale of premises and equipment	—	(766)	—
Net change in other assets and liabilities	(3,726)	1,480	1,064
Net cash provided by operating activities	33,745	33,204	38,590
INVESTING ACTIVITIES
Purchase of equity securities	—	—	(1,133)
Purchases of securities available for sale	(3,802)	(13,084)	(579)
Purchases of FHLB stock, at cost	(76,915)	(90,644)	(72,115)
Maturities and principal payments on securities held to maturity	—	633	1,393
Maturities and principal payments on debt securities available for sale	15,205	5,441	5,396
Proceeds from sales of securities available for sale	6,635	5,606	—
Proceeds from sales of equity securities	111	198	—
Proceeds from redemption of FHLB stock	80,505	87,255	74,183
Proceeds from sale of OREO	1,566	269	440
Net increase in SBA PPP loans	(121,182)	—	—
Net increase in loans	(88,770)	(128,876)	(147,223)
Proceeds from BOLI	422	—	492
Purchase of BOLI	—	(1,025)	—
Proceeds from sale of premises and equipment	—	1,821	—
Purchases of premises and equipment	(559)	(709)	(1,507)
Net cash used in investing activities	(186,784)	(133,115)	(140,653)
FINANCING ACTIVITIES
Net increase in deposits	307,845	42,427	164,550
Proceeds from new borrowings	160,000	283,000	210,000
Repayments of borrowings	(243,000)	(210,000)	(275,000)
Proceeds from exercise of stock options	451	453	576
Fair market value of shares withheld to cover employee tax liability	(222)	(213)	—
Dividends on common stock	(3,298)	(3,255)	(2,802)
Purchase of treasury stock	(7,442)	—	—
Net cash provided by financing activities	214,334	112,412	97,324
Increase (decrease) in cash and cash equivalents	61,295	12,501	(4,739)
Cash and cash equivalents, beginning of period	158,016	145,515	150,254
Cash and cash equivalents, end of period	$219,311	$158,016	$145,515
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$14,687	$18,006	$13,546
Income taxes paid	11,112	8,222	5,941
Noncash investing activities:
Transfer of securities held to maturity to available for sale	—	14,221	—
Establishment of lease liability and right-of-use asset	28	3,234	—
Transfer of SBA loans held for sale to held to maturity	2,633	—	—
Capitalization of servicing rights	447	643	938
Transfer of loans to OREO	—	2,151	127

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

The Company has two wholly-owned subsidiaries: Unity (NJ) Statutory Trust II and Unity Risk Management, Inc. For additional information on Unity (NJ) Statutory Trust II, see Note 9 to the Consolidated Financial Statements. Unity Risk Management, Inc. is the Company’s captive insurance company that insures risks to the Bank not insured by the traditional commercial insurance market.

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

Risks and Uncertainties

On March 11, 2020, the world Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 include restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak has caused significant disruptions to the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.  Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits.

Securities

The Company classifies its securities into three categories, available for sale, held to maturity and equity investments.

Securities that are classified as available for sale are stated at fair value. Unrealized gains and losses on securities available for sale are generally excluded from results of operations and are reported as other comprehensive income, a separate component of shareholders’ equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks or for asset/liability management purposes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the Consolidated Statements of Income on the date of sale.

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

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans, other than loans originated under the Paycheck Protection Program, and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

Although management attempts to maintain the allowance at a level deemed adequate to provide for probable losses, future additions to the allowance may be necessary based upon certain factors including changes in market conditions and underlying collateral values. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses. These agencies may require the Company to make additional provisions based on their judgments about information available at the time of the examination.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2020.

Appraisals

The Company requires current real estate appraisals on all loans that become OREO or in-substance foreclosure, 1-4 family residential and consumer mortgage loans above $400,000, commercial credit facilities above $500,000 when supported by real property or nonperforming loans with properties that are securing credit. Prior to each balance sheet date, the Company values impaired collateral-dependent loans and OREO based upon a third party appraisal, broker’s price opinion, drive by appraisal, automated valuation model, updated market evaluation, or a combination of these methods. The amount is discounted for the decline in market real estate values for any known damage or repair costs, and for selling and closing costs. The amount of the discount is dependent upon the method used to determine the original value. The original appraisal is generally used when a loan is first determined to be impaired. When applying the discount, the Company takes into consideration when the appraisal was performed, the collateral’s location, the type of collateral, any known damage to the property and the type of business. Subsequent to entering impaired status and the Company determining that there is a collateral shortfall, the Company will generally, depending on the type of collateral, order a third party appraisal, broker’s price opinion, automated valuation model or updated market evaluation. Subsequent to receiving the third party results, the Company will discount the value 6 to 10 percent for selling and closing costs.

Derivative Instruments and Hedging Activities

The Company utilizes derivative instruments in the form of interest rate swaps to hedge its exposure to interest rate risk in conjunction with its overall asset and liability risk management process. In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges, intended to offset the changes in the value of certain financial instruments due to movements in interest rates, or cash flow hedges, intended to offset changes in the cash flows of certain financial instruments due to movement in interest rates, and documents the strategy for undertaking the hedge transactions, and its method of assessing ongoing effectiveness. The Company’s derivative instruments currently consist of cash flow hedges.

We recognize all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement of Cash Flows.

For derivatives designated cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.

Derivative instruments qualify for hedge accounting treatment only if they are designated as such on the date on which the derivative contract is entered and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the consolidated statement of income.

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

In May 2019, FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, "Financial Instruments - Credit Losses - Measured at Amortized Costs." An exception to this is held-to-maturity debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates." ASU 2019-10 was issued to defer the effective dates for certain guidance in its Accounting Standard Codification ("ASC") for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, "Financial Instruments - Credit Losses", for entities eligible to be smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 removes, adds and clarifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public business entities, ASU 2018-14 is effective for interim and annual periods beginning after December 15, 2020.

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

ASU 2020-10, “Codification Improvements.” ASU 2020-10 was issued to make changes to clarify the Codification, corrects unintended application of guidance, and makes minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The transition and effective date guidance in this ASU is based on the facts and circumstances of each amendment.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

●	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
●	Other non-interest income primarily includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

2.    Restrictions on Cash

Federal law requires depository institutions to hold reserves in the form of vault cash or, if vault cash is insufficient, in the form of a deposit maintained with a Federal Reserve Bank. The dollar amount of a depository institution’s reserve requirement is determined by applying the reserve ratios specified in the FRB’s Regulation D to an institution’s reservable liabilities. In response to COVID-19, on March 15, 2020, the FRB announced the reduction of the reserve requirement ratios to zero percent, effective March 26, 2020. This action eliminated the reserve requirement for depository institutions to help support lending to households and businesses. At December 31, 2019, the Company had $25.5 million of reserves to meet its reserve requirements.

In addition, the Company’s contract with its current electronic funds transfer (“EFT”) provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days. The required balance was $156 thousand as of December 31, 2020 and 2019. This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

As of December 31, 2020, Unity Risk Management, Inc. had a total cash balance of $2.0 million, compared to $1.9 million at December 31, 2019.

3.    Securities

This table provides the major components of debt securities available for sale (“AFS”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$2,000	$3	$—	$2,003	$5,751	$4	$(2)	$5,753
State and political subdivisions	2,935	34	—	2,969	4,992	174	(12)	5,154
Residential mortgage-backed securities	16,765	645	—	17,410	27,698	372	(106)	27,964
Corporate and other securities	24,221	132	(1,118)	23,235	25,442	230	(268)	25,404
Total debt securities available for sale	$45,921	$814	$(1,118)	$45,617	$63,883	$780	$(388)	$64,275
Equity securities:
Total equity securities	$2,112	$—	$(158)	$1,954	$2,218	$142	$(71)	$2,289

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at December 31, 2020 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$2,003	1.48%	$—	—%	$—	—%	$—	—%	$2,003	1.48%
State and political subdivisions	2,051	2.85	283	1.90	—	—	635	2.74	2,969	2.73
Residential mortgage-backed securities	2,662	1.16	10,862	2.58	173	5.44	3,713	2.68	17,410	2.42
Corporate and other securities	5,544	4.57	8,055	4.51	5,236	3.00	4,400	3.14	23,235	3.92
Total debt securities available for sale	$12,260	3.04%	$19,200	3.38%	$5,409	3.08%	$8,748	2.92%	$45,617	3.16%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$1,954	2.55%	$1,954	2.55%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	9	4,793	(20)	9,157	(1,098)	13,950	(1,118)
Total temporarily impaired securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)

	December 31, 2019
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	1	$—	$—	$1,995	$(2)	$1,995	$(2)
State and political subdivisions	1	—	—	1,013	(12)	1,013	(12)
Residential mortgage-backed securities	10	3,707	(27)	4,996	(79)	8,703	(106)
Corporate and other securities	6	3,366	(13)	3,735	(255)	7,101	(268)
Total temporarily impaired securities	18	$7,073	$(40)	$11,739	$(348)	$18,812	$(388)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of December 31, 2020 or December 31, 2019.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of  December 31, 2020 or December 31, 2019.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of December 31, 2020 or December 31, 2019. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of December 31, 2020 or December 31, 2019.

Realized Gains and Losses

Gross realized gains and losses on securities for the past three years are detailed in the table below:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Available for sale:
Realized gains	$317	$35	$—
Realized losses	—	—	(4)
Total debt securities available for sale	317	35	(4)
Net gains on sales of securities	$317	$35	$(4)

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were $317 thousand of gross realized gains in 2020, compared to $35 thousand of gross realized gains in 2019 and no gross realized gains in 2018. There were no gross realized losses in 2020 or 2019, compared to $4 thousand in 2018.

●	The net gain during 2020 is attributed to the sale of two corporate bonds with a total book value of $2.7 million and resulting gains of $77 thousand, three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand, one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand, and the call of three tax-exempt municipal securities with a total book value of $1.8 million and resulting gains of $16 thousand.
●	The net gain during 2019 is attributed to the sale of two commercial mortgage-backed securities with a total book value of $3.5 million and resulting gains of $64 thousand offset by the sale of two agency securities with a total book value of $2.1 million and resulting losses of $29 thousand.
●	The net loss during 2018 is attributed to the partial call of one tax-exempt municipal security with a book value of $174 thousand which resulted in a loss of $4 thousand.

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

The following is a summary of the gains and losses recognized in net income on equity securities for the past two years:

	For the year ended December 31,
(In thousands)	2020	2019
Net (losses) gains recognized during the period on equity securities	$(229)	$321
Net gains recognized during the period on equity securities sold during the period	5	17
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(224)	$338

Pledged Securities

Securities with a carrying value of $1.6 million and $4.0 million at December 31, 2020 and December 31, 2019, respectively, were pledged to secure Government deposits, secure other borrowings and for other purposes required or permitted by law.

4.    Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses for the past two years:

(In thousands)	December 31, 2020	December 31, 2019
SBA loans held for investment	$39,587	$35,767
SBA PPP loans	118,257	—
Commercial loans
SBA 504 loans	19,681	26,726
Commercial other	118,280	112,014
Commercial real estate	630,423	578,643
Commercial real estate construction	71,404	47,649
Residential mortgage loans	467,586	467,706
Consumer loans
Home equity	62,549	69,589
Consumer construction	87,164	72,497
Consumer other	3,551	1,438
Total loans held for investment	$1,618,482	$1,412,029
SBA loans held for sale	9,335	13,529
Total loans	$1,627,817	$1,425,558

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

The CARES Act provides assistance to small businesses through the establishment of the SBA Paycheck Protection Program (“PPP”). The PPP generally provides eligible small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, or utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Applications for the PPP loans started on April 3, 2020 and were extended through August 8, 2020. The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law on December 27, 2020. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. Loans originated under the extended PPP will have substantially the same terms as existing PPP loans. As an existing SBA 7(a) lender, the Company opted to participate in the program.

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2020:

	December 31, 2020
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$36,818	$525	$2,244	$39,587
SBA PPP loans	118,257	—	—	118,257
Commercial loans
SBA 504 loans	19,681	—	—	19,681
Commercial other	109,672	5,533	3,075	118,280
Commercial real estate	603,482	25,206	1,735	630,423
Commercial real estate construction	71,404	—	—	71,404
Total commercial loans	804,239	30,739	4,810	839,788
Total SBA and commercial loans	$959,314	$31,264	$7,054	$997,632

		Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$462,369	$5,217	$467,586
Consumer loans
Home equity		61,254	1,295	62,549
Consumer construction		85,414	1,750	87,164
Consumer other		3,551	—	3,551
Total consumer loans		150,219	3,045	153,264
Total residential mortgage and consumer loans		$612,588	$8,262	$620,850

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2019:

	December 31, 2019
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,202	$1,115	$450	$35,767
SBA PPP loans	—	—	—	—
Commercial loans
SBA 504 loans	24,878	1,808	40	26,726
Commercial other	107,220	3,361	1,433	112,014
Commercial real estate	576,326	758	1,559	578,643
Commercial real estate construction	47,649	—	—	47,649
Total commercial loans	756,073	5,927	3,032	765,032
Total SBA and commercial loans	$790,275	$7,042	$3,482	$800,799

		Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$463,770	$3,936	$467,706
Consumer loans
Home equity		69,589	—	69,589
Consumer construction		72,497	—	72,497
Consumer other		1,418	20	1,438
Total consumer loans		143,504	20	143,524
Total residential mortgage and consumer loans		$607,274	$3,956	$611,230

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2020 and December 31, 2019:

	December 31, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$792	$1,280	$—	$2,473	$4,545	$35,042	$39,587
SBA PPP loans	—	—	—	—	—	118,257	118,257
Commercial loans
SBA 504 loans	—	—	—	—	—	19,681	19,681
Commercial other	186	201	—	266	653	117,627	118,280
Commercial real estate	3,109	1,971	—	1,059	6,139	624,284	630,423
Commercial real estate construction	1,047	—	—	—	1,047	70,357	71,404
Residential mortgage loans	3,232	2,933	262	5,217	11,644	455,942	467,586
Consumer loans
Home equity	393	—	187	1,295	1,875	60,674	62,549
Consumer construction	120	796	—	1,750	2,666	84,498	87,164
Consumer other	3	1	—	—	4	3,547	3,551
Total loans held for investment	8,882	7,182	449	12,060	28,573	1,589,909	1,618,482
SBA loans held for sale	597	—	—	—	597	8,738	9,335
Total loans	$9,479	$7,182	$449	$12,060	$29,170	$1,598,647	$1,627,817
(1)	At December 31, 2020, nonaccrual loans included $371 thousand of loans guaranteed by the SBA.

	December 31, 2019
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$1,048	$—	$—	$1,164	$2,212	$33,555	$35,767
SBA PPP loans	—	—	—	—	—	—	—
Commercial loans
SBA 504 loans	—	1,808	—	—	1,808	24,918	26,726
Commercial other	71	—	—	316	387	111,627	112,014
Commercial real estate	215	—	—	213	428	578,215	578,643
Commercial real estate construction	—	—	—	—	—	47,649	47,649
Residential mortgage loans	4,383	1,676	930	3,936	10,925	456,781	467,706
Consumer loans
Home equity	1,446	178	—	—	1,624	67,965	69,589
Consumer construction	—	113	—	—	113	72,384	72,497
Consumer other	—	—	—	20	20	1,418	1,438
Total loans held for investment	7,163	3,775	930	5,649	17,517	1,394,512	1,412,029
SBA loans held for sale	—	—	—	—	—	13,529	13,529
Total loans	$7,163	$3,775	$930	$5,649	$17,517	$1,408,041	$1,425,558
(1)	At December 31, 2019, nonaccrual loans included $59 thousand of loans guaranteed by the SBA.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings. Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,799	$1,698	$—
Commercial loans
Commercial real estate	1,462	1,462	—
Total commercial loans	1,462	1,462	—
Residential mortgage loans	4,080	3,975	—
Consumer loans:
Home equity	1,295	1,295	—
Consumer construction	1,750	1,750	—
Consumer other	—	—	—
Total impaired loans with no related allowance	10,386	10,180	—

With an allowance:
SBA loans held for investment (1)	434	404	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	1,730	1,080	576
Total commercial loans	4,890	4,240	3,682
Residential mortgage loans	1,242	1,242	101
Consumer loans:
Home equity	—	—	—
Consumer construction	—	—	—
Consumer other	—	—	—
Total impaired loans with a related allowance	6,566	5,886	4,107

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,233	2,102	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	3,192	2,542	576
Total commercial loans	6,352	5,702	3,682
Residential mortgage loans	5,322	5,217	101
Consumer loans:
Home equity	1,295	1,295	—
Consumer construction	1,750	1,750	—
Consumer other	—	—	—
Total individually evaluated impaired loans	$16,952	$16,066	$4,107
(1)	Balances are reduced by amount guaranteed by the SBA of $371 thousand at December 31, 2020.

	December 31, 2019
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,224	$1,064	$—
Commercial loans
Commercial real estate	213	213	—
Total commercial loans	213	213	—
Total impaired loans with no related allowance	1,437	1,277	—

With an allowance:
SBA loans held for investment (1)	157	41	41
Commercial loans
Commercial other	816	316	316
Commercial real estate	705	705	57
Total commercial loans	1,521	1,021	373
Total impaired loans with a related allowance	1,678	1,062	414

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,381	1,105	41
Commercial loans
Commercial other	816	316	316
Commercial real estate	918	918	57
Total commercial loans	1,734	1,234	373
Total individually evaluated impaired loans	$3,115	$2,339	$414
(1)	Balances are reduced by amount guaranteed by the SBA of $59 thousand at December 31, 2019.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the years ended December 31, 2020, 2019 and 2018. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized. The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the years ended December 31,
	2020		2019		2018
		Interest		Interest		Interest
		income		income		income
	Average	recognized	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans	investment	loans
SBA loans held for investment (1)	$1,674	$70	$679	$17	$1,063	$3
Commercial loans
SBA 504 loans	150	32	—	—	—	—
Commercial other	93	31	264	6	12	—
Commercial real estate	1,232	124	1,258	36	2,092	100
Commercial real estate construction	—	33	—	—	—	—
Residential mortgage loans	5,409	131	4,671	61	—	—
Consumer loans
Home equity	726	67	66	37	—	—
Consumer construction	165	—	—	—	—	—
Consumer other	—	—	2	—	—	—
Total	$9,449	$488	$6,940	$157	$3,167	$103
(1)	Balances are reduced by the average amount guaranteed by the SBA of $719 thousand, $124 thousand and $85 thousand for years ended December 31, 2020, 2019 and 2018, respectively.

Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified as a troubled debt restructuring (“TDR”). TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions typically include reductions in interest rate, extending the maturity of a loan, other modifications of payment terms, or a combination of modifications. Under the CARES Act and regulatory guidance issued in regards to the COVID-19 pandemic, loan payment deferrals for periods of up to 180 days granted to borrowers adversely effected by the pandemic are not considered TDRs if the borrower was current on its loan payments at year end 2019 or until the deferral was granted. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The company had one performing TDR with a balance of $663 thousand and $705 thousand as of December 31, 2020 and December 31, 2019, respectively, which was included in the impaired loan numbers as of such dates. The loan remains in accrual status since it continues to perform in accordance with the restructured terms.

To date, the Company’s TDRs consisted of interest rate reductions, interest only periods, principal balance reductions, and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the years ended December 31, 2020 or 2019. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party investors, amounted to approximately $128.5 million and $130.6 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the carrying value, which approximates fair value, of servicing assets was $1.9 million and $2.0 million, respectively, and is included in Other Assets. The fair value of SBA servicing assets was determined using a discount rate of 15%, constant prepayment speeds ranging from 15% to 18%, and interest strip multiples ranging from 2.08% to 3.80%, depending on each individual credit. The fair value of mortgage servicing assets was determined using a discount rate of 12% and the present value of excess servicing over 7 years. A summary of the changes in the related servicing assets for the past three years follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Balance, beginning of year	$2,026	$2,375	$1,800
Servicing assets capitalized	722	643	939
Amortization of expense	(891)	(992)	(364)
Balance, end of year	$1,857	$2,026	$2,375

In addition, the Company had a $1.3 million discount related to the retained portion of the unsold SBA loans at December 31, 2020 and 2019, respectively.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Balance, beginning of year	$17,841	$22,429
New loans and advances	58	73
Loan repayments	(5,817)	(4,661)
Balance, end of year	$12,082	$17,841

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2020, and December 31, 2019 approximately 87% and 94% of the Company’s loan portfolio was secured by real estate.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the past three years:

	For the year ended December 31, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$1,340	$16,395
Charge-offs	(26)	(669)	(200)	—	(895)
Recoveries	83	522	—	—	605
Net recoveries (charge-offs)	57	(147)	(200)	—	(290)
Provision for loan losses charged to expense	165	5,417	1,264	154	7,000
Balance, end of period	$1,301	$14,992	$5,318	$1,494	$23,105

	For the year ended December 31, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$1,228	$15,488
Charge-offs	(535)	(501)	(205)	(1)	(1,242)
Recoveries	23	16	—	10	49
Net (charge-offs) recoveries	(512)	(485)	(205)	9	(1,193)
Provision for (credit to) loan losses charged to expense	(64)	1,502	559	103	2,100
Balance, end of period	$1,079	$9,722	$4,254	$1,340	$16,395

	For the year ended December 31, 2018
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Balance, beginning of period	$1,471	$7,825	$3,130	$1,130	$13,556
Charge-offs	(354)	(10)	—	(22)	(386)
Recoveries	72	30	13	153	268
Net (charge-offs) recoveries	(282)	20	13	131	(118)
Provision for (credit to) loan losses charged to expense	466	860	757	(33)	2,050
Balance, end of period	$1,655	$8,705	$3,900	$1,228	$15,488

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2020
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$324	$3,682	$101	$—	$4,107
Collectively evaluated for impairment	977	11,310	5,217	1,494	18,998
Total	$1,301	$14,992	$5,318	$1,494	$23,105
Loan ending balances:
Individually evaluated for impairment	$2,102	$5,702	$5,217	$3,045	$16,066
Collectively evaluated for impairment	155,742	834,086	462,369	150,219	1,602,416
Total	$157,844	$839,788	$467,586	$153,264	$1,618,482

	December 31, 2019
	SBA held
	for
(In thousands)	investment	Commercial	Residential	Consumer	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$41	$373	$—	$—	$414
Collectively evaluated for impairment	1,038	9,349	4,254	1,340	15,981
Total	$1,079	$9,722	$4,254	$1,340	$16,395
Loan ending balances:
Individually evaluated for impairment	$1,105	$1,234	$—	$—	$2,339
Collectively evaluated for impairment	34,662	763,798	467,706	143,524	1,409,690
Total	$35,767	$765,032	$467,706	$143,524	$1,412,029

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At December 31, 2020, a $288 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $273 thousand commitment reserve at December 31, 2019. There were no losses on unfunded loan commitments during 2020 or 2019.

6.    Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Land and buildings	$23,588	$23,466
Furniture, fixtures and equipment	11,593	11,164
Leasehold improvements	2,376	2,376
Gross premises and equipment	37,557	37,006
Less: Accumulated depreciation	(17,331)	(15,691)
Net premises and equipment	$20,226	$21,315

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.6 million and $1.7 million in 2020 and 2019, respectively.

7.    Other Assets

The detail of other assets as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Right-of-use assets	$2,365	$2,792
Escrow advances	987	154
Servicing assets:
Mortgage servicing asset	970	1,106
SBA servicing asset	887	920
Mortgage gains receivable	870	154
Prepaid expenses	869	969
Prepaid insurance	808	733
Net receivable due from SBA	174	127
Unrealized gains on interest rate swap agreements	—	261
Other	928	379
Total other assets	$8,858	$7,595

8.    Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2020:
Less than $100,000	$83,479	$43,763	$60,482	$76,947	$264,671
$100,000 or more	26,567	55,823	52,099	39,437	173,926
At December 31, 2019:
Less than $100,000	$40,789	$14,207	$59,338	$81,112	$195,446
$100,000 or more	31,799	17,633	72,444	86,869	208,745

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Balance maturing	$322,213	$51,772	$26,087	$6,591	$21,665	$10,269	$438,597

Time deposits with balances of $250 thousand or more totaled $78.3 million and $82.6 million at December 31, 2020 and 2019, respectively.

9.    Borrowed Funds and Subordinated Debentures

The following table presents the period-end and average balances of borrowed funds and subordinated debentures for the past three years with resultant rates:

	2020		2019		2018
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB borrowings and repurchase agreements:
At December 31,	$200,000	0.77%	$283,000	1.74%	$210,000	2.31%
Year-to-date average	101,954	1.49	103,201	1.85	121,970	1.78
Maximum outstanding	270,000		283,000		238,000
Repurchase agreements:
At December 31,	$—	—%	$—	—%	$—	—%
Year-to-date average	—	—	—	—	2,384	3.67
Maximum outstanding	—		—		15,000
Subordinated debentures:
At December 31,	$10,310	3.33%	$10,310	3.33%	$10,310	2.40%
Year-to-date average	10,310	3.33	10,310	3.50	10,310	2.40
Maximum outstanding	10,310		10,310		10,310

The following table presents the expected maturities of borrowed funds and subordinated debentures over the next five years:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
FHLB borrowings	$160,000	$—	$—	$40,000	$—	$—	$200,000
Subordinated debentures	—	—	—	—	—	10,310	10,310
Total borrowings	$160,000	$—	$—	$40,000	$—	$10,310	$210,310

FHLB Borrowings

FHLB borrowings at December 31, 2020 included a $130.0 million overnight line of credit advance, compared to $193.0 million at December 31, 2019. FHLB borrowings at December 31, 2020 also consisted of one $40.0 million fixed rate advance, one $20.0 million advance and one $10.0 million advance. Comparatively, FHLB borrowings at December 31, 2019 consisted of one $40.0 million fixed rate advance, two $20.0 million advances and one $10.0 million advance. The terms of these transactions at year end 2020 are as follows:

●	A $130.0 million FHLB overnight line of credit advance issued on December 31, 2020 was at a rate of 0.340% and was repaid on January 4, 2021.
●	A $10.0 million FHLB advance that was issued on August 18, 2020 and has an adjustable interest rate equal to 3 month LIBOR plus 0.130% that matured on February 18, 2021. This borrowing was swapped to a 5 year fixed rate borrowing at 1.232%.
●	A $20.0 million FHLB advance that was issued on July 6, 2020 and has an adjustable interest rate equal to 3 month LIBOR plus 0.165% that matured on January 6, 2021. This borrowing was swapped to a 5 year fixed rate borrowing at 1.212%.
●	A $40.0 million FHLB advance that was issued on August 22, 2019 and has a fixed interest rate at 1.810% that matures on August 22, 2024.

Subordinated Debentures

At December 31, 2020 and 2019, the Company was a party in the following subordinated debenture transactions:

●	On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.835% at December 31, 2020 and 3.518% at December 31, 2019. At December 31, 2020 and 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate borrowing at 3.435%.
●	In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2020 and 2019, $310 thousand of the common equity securities remained.

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

The Company had a total of 5 interest rate swaps designated as cash flow hedging instruments with a notional amount of $80.0 million at December 31, 2020, compared to 4 with a notional amount of $60.0 million at December 31, 2019. At December 31, 2020, the Company had $1.5 million in cash collateral pledged for these derivatives which was included in federal funds sold and interest-bearing deposits, compared to none at December 31, 2019. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2020 and 2019, respectively is as follows:

(In thousands, except percentages and years)	December 31, 2020	December 31, 2019
Notional amount	$80,000	$60,000
Fair value	$(1,026)	$238
Weighted average pay rate	1.19%	1.42%
Weighted average receive rate	0.89%	2.19%
Weighted average maturity in years	2.20	1.25
Number of contracts	5	4

During the twelve months ended December 31, 2020 and 2019, the Company received variable rate LIBOR payments from and paid fixed rates in accordance with its interest rate swap agreements. The unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company’s Balance Sheet, and the unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive (loss) income. The following table presents the net losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at December 31, 2020, 2019, and 2018 respectively:

	For the years ended December 31,
(In thousands)	2020	2019	2018
(Loss) gain recognized in OCI on derivatives	$(1,264)	$(1,195)	$25
(Loss) gain reclassified from AOCI into interest expense	$(319)	$—	$—

During the next twelve months, the Company estimates that $514 thousand will be reclassified as an increase in interest expense.

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

Operating lease ROU assets totaled $2.4 million at December 31, 2020, compared to $2.8 million at December 31, 2019. Operating lease liabilities totaled $2.4 million, compared to $2.8 million at December 31, 2019.

The table below summarizes our net lease cost:

	For the years ended December 31,
(In thousands)	2020	2019
Operating lease cost	$593	$589
Net lease cost	$593	$589

The table below summarizes the cash and non-cash activities associated with our leases:

	For the years ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$570	$557
ROU assets obtained in exchange for new operating lease liabilities	$41	$3,295

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	December 31, 2020	December 31, 2019
Weighted average remaining lease term in years	5.96	6.76
Weighted average discount rate	5.45%	5.47%
Operating lease right-of-use assets	$2,365	$2,792

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2020
2021	$556
2022	477
2023	410
2024	361
2025	371
2026 and thereafter	665
Total lease payments	$2,840
Less: Interest	(424)
Present value of lease liabilities	$2,416

As of December 31, 2020, the Corporation had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon the request of the borrower. The Company was committed to advance approximately $288.4 million to its borrowers as of December 31, 2020, compared to $272.8 million at December 31, 2019. At December 31, 2020, $114.2 million of these commitments expire within one year, compared to $119.2 million a year earlier. At December 31, 2020, the Company had $4.5 million in standby letters of credit compared to $4.8 million at December 31, 2019. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments.

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

11.  Other Liabilities

The detail of other liabilities as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Accrued expenses	$8,437	$7,372
Deferred compensation	2,513	1,804
Lease liabilities	2,416	2,824
Unrealized losses on interest rate swap agreements	1,026	24
Loan expense advances	926	993
Reserve for commitments	288	273
Other	880	1,064
Total other liabilities	$16,486	$14,354

12.  Accumulated Other Comprehensive Income (Loss)

The following table shows the changes in other comprehensive income (loss) for the past three years:

	For the year ended December 31, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period (1)	$316	$(295)	$168	$189
Other comprehensive loss before reclassifications	(422)	—	(1,224)	(1,646)
Less amounts reclassified from accumulated other comprehensive income (loss)	73	(57)	(319)	(303)
Period change	(495)	57	(905)	(1,343)
Balance, end of period (1)	$(179)	$(238)	$(737)	$(1,154)

	For the year ended December 31, 2019
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period (1)	$(721)	$(431)	$1,030	$(122)
Other comprehensive income (loss) before reclassifications	1,332	—	(862)	470
Less amounts reclassified from accumulated other comprehensive income (loss)	295	(136)	—	159
Period change	1,037	136	(862)	311
Balance, end of period (1)	$316	$(295)	$168	$189

(1)	AOCI does not reflect the net reclassification of $35 thousand to Retained Earnings as a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" & ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

	For the year ended December 31, 2018
		Adjustments		Accumulated
	Net unrealized	related to	Net unrealized	other
	losses on	defined benefit	gains from cash	comprehensive
(In thousands)	securities	plan	flow hedges	income (loss)
Balance, beginning of period	$(335)	$(341)	$882	$206
Other comprehensive (loss) income before reclassifications	(531)	—	148	(383)
Less amounts reclassified from accumulated other comprehensive (loss) income	(145)	90	—	(55)
Period change	(386)	(90)	148	(328)
Balance, end of period	$(721)	$(431)	$1,030	$(122)

13.  Shareholders’ Equity

Shareholders’ equity increased $13.2 million to $173.9 million at December 31, 2020 compared to $160.7 million at December 31, 2019, primarily due to net income of $23.6 million. Other items impacting shareholders’ equity included treasury stock purchases of $7.4 million, $3.3 million in dividends paid on common stock, $1.6 million from the issuance of common stock under employee benefit plans and $1.3 million in accumulated other comprehensive loss net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On July 16, 2019, the Company authorized the repurchase of up to 525 thousand shares, or approximately 5 percent of its outstanding common stock. The new plan replaces the Company’s prior share repurchase program. 505 thousand shares were repurchased at an average price of $14.70 during the twelve months ended December 31, 2021, leaving 20,475 shares remaining to be repurchased under the plan. The amount and timing of additional purchases, if any, will be dependent upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. There were no shares repurchased during 2019 or 2018. The table below sets forth information regarding our repurchases during the year:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
Jan 1, 2020 through March 31, 2020	10,540	$16.24	10,540	514,460
April 1, 2020 through June 30, 2020	200,809	13.99	200,809	313,651
July 1, 2020 through September 30, 2020	161,554	13.22	161,554	152,097
October 1, 2020 through December 31, 2020	131,622	17.48	131,622	20,475

14.  Other Income

The components of other income for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
ATM and check card fees	$847	$832	$760
Wire transfer fees	260	170	134
Safe deposit box fees	93	90	91
Other	266	254	222
Total other income	$1,466	$1,346	$1,207

15.  Other Expenses

The components of other expenses for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Travel, entertainment, training and recruiting	$412	$871	$806
Insurance	356	325	336
Stationery and supplies	190	214	228
Retail losses	186	86	60
Other	555	381	352
Total other expenses	$1,699	$1,877	$1,782

16.  Income Taxes

On July 1, 2018, New Jersey’s Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated taxable income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, effective for periods on or after January 1, 2019, New Jersey requires mandatory unitary combined reporting of certain affiliates for its Corporation Business Tax.

On September 29, 2020, an amendment to the surtax was signed into law, retroactively increasing the rate back up to 2.5% for tax years beginning on January 1, 2020, and extending through December 31, 2023.

The components of the provision for income taxes for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Federal - current provision	$7,828	$5,478	$5,507
Federal - deferred benefit	(2,043)	(285)	(799)
Total federal provision	5,785	5,193	4,708
State - current provision	2,737	1,483	1,143
State - deferred benefit	(1,047)	(14)	(463)
Total state provision	1,690	1,469	680
Total provision for income taxes	$7,475	$6,662	$5,388

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past three years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2020	2019	2018
Federal income tax provision at statutory rate	$6,535	$6,366	$5,734
Increases (Decreases) resulting from:
Stock option and restricted stock	(93)	(185)	(434)
Bank owned life insurance	(129)	(123)	(205)
Tax-exempt interest	(13)	(22)	(25)
Meals and entertainment	9	19	19
Captive insurance premium	(193)	(209)	(200)
State income taxes, net of federal income tax effect	1,335	1,161	538
Other, net	24	(345)	(39)
Provision for income taxes	$7,475	$6,662	$5,388
Effective tax rate	24.0%	22.0%	19.7%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The components of the net deferred tax asset at December 31, 2020 and 2019 are as follows:

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$6,540	$4,605
SERP	1,088	1,006
Stock-based compensation	811	719
Deferred compensation	737	533
Depreciation	408	159
Interest rate swaps	290	—
State net operating loss	209	140
EVP retirement plan	155	133
Net unrealized security losses	90	—
Commitment reserve	82	77
Other	410	212
Gross deferred tax assets	10,820	7,584
Valuation allowance	(209)	(140)
Total deferred tax assets	10,611	7,444
Deferred tax liabilities:
Goodwill	429	400
Prepaid insurance	357	354
Deferred loan costs	289	451
Deferred servicing fees	275	311
Bond accretion	19	73
Net unrealized security gains	—	111
Interest rate swaps	—	69
Other	59	116
Total deferred tax liabilities	1,428	1,885
Net deferred tax asset	$9,183	$5,559

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

The Company had a $209 thousand and $140 thousand valuation allowance for deferred tax assets related to its state net operating loss carry-forward deferred tax asset at December 31, 2020 and 2019, respectively. The Company’s state net operating loss carry-forwards totaled approximately $2.6 million and $2.0 million at December 31, 2020 and 2019, respectively, and expire between 2030 and 2037.

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on securities available for sale, a supplemental retirement plan (“SERP”) and interest rate swaps. The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity. The after-tax component related to securities available for sale was an unrealized loss of $215 thousand for 2020, compared to an unrealized gain of $280 thousand in 2019. The after-tax component related to the SERP was an unrealized loss of $238 thousand for 2020, compared to $295 thousand in 2019. The after-tax component related to the interest rate swaps was an unrealized loss of $736 thousand for 2020, compared to an unrealized gain of $168 thousand in the prior year.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2020 and 2019. The Company does not have an accrual for uncertain tax positions as of December 31, 2020 or 2019, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2017 and thereafter are subject to future examination by tax authorities.

17.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past three years:

	For the years ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Net income	$23,644	$23,653	$21,919
Weighted average common shares outstanding - Basic	10,709	10,845	10,726
Plus: Potential dilutive common stock equivalents	105	184	190
Weighted average common shares outstanding - Diluted	10,814	11,029	10,916
Net income per common share - Basic	$2.21	$2.18	$2.04
Net income per common share - Diluted	2.19	2.14	2.01
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	414	243	109

18.  Regulatory Capital

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements. The new rule, effective beginning January 1, 2020, allowed qualifying community banking organizations (“QCBO”) to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

A QCBO is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	A leverage capital ratio of greater than 9.0%;
●	Total consolidated assets of less than $10.0 billion;
●	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under present rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR and will therefore not be required to comply with the Basel III capital requirements. As of December 31, 2020, the Bank’s CBLR was 9.80% and the Company’s CBLR was 10.09%.

The following table shows the CBLR ratio for the Company and the Bank at December 31, 2020, and the capital ratios for the Company and Bank under Basel III requirements at December 31, 2019:

	Company	Bank	Required for capital adequacy purposes		To be well-capitalized under prompt corrective action regulations
At December 31, 2020:
CBLR	10.09%	9.80%	8.00%		8.00%
At December 31, 2019:
Leverage ratio	10.59%	10.15%	4.00%		5.00%
CET1	11.59%	11.81%	4.50%	(1)	6.50%
Tier I risk-based capital ratio	12.32%	11.81%	6.00%	(1)	8.00%
Total risk-based capital ratio	13.06%	12.58%	8.00%	(1)	10.00%

(1) Excludes capital conservation buffer at December 31, 2019.

19.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for 2020, 2019 and 2018 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2017	504,573	$8.31	5.7	$5,772,843
Options granted	203,000	20.15
Options exercised	(115,962)	4.97
Options forfeited	(7,433)	15.47
Options expired	—	—
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Options granted	96,000	21.31
Options exercised	(60,534)	7.49
Options forfeited	(5,333)	19.38
Options expired	—	—
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Options granted	151,500	19.80
Options exercised	(63,011)	7.16
Options forfeited	(30,000)	19.50
Options expired	—	—
Outstanding at December 31, 2020	672,800	$16.42	6.8	$1,952,568
Exercisable at December 31, 2020	402,142	$13.87	5.6	$1,907,768

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of December 31, 2020, 192,500 options and 43,150 shares of restricted stock have been awarded from the plan leaving 264,350 shares available for future grants.

The fair values of the options granted during 2020, 2019 and 2018 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2020	2019	2018
Number of options granted	151,500	96,000	203,000
Weighted average exercise price	$19.80	$21.31	$20.15
Weighted average fair value of options	$6.12	$6.20	$6.04
Expected life in years (1)	8.50	8.23	7.17
Expected volatility (2)	32.69%	27.05%	26.60%
Risk-free interest rate (3)	1.28%	2.21%	2.61%
Dividend yield (4)	1.64%	1.37%	1.23%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.

(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during 2020, 2019 and 2018:

	For the years ended December 31,
	2020	2019	2018
Number of options exercised	63,011	60,534	115,962
Total intrinsic value of options exercised	$564,314	$792,446	$1,949,853
Cash received from options exercised	451,420	453,326	576,119
Tax deduction realized from options	177,675	238,407	548,104

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$0.00 - $6.00	44,000	1.5	$5.65	44,000	$5.65
$6.01 - $12.00	148,267	4.4	8.97	148,267	8.97
$12.01 - $18.00	92,533	7.2	15.86	57,533	15.61
$18.01 - $24.00	388,000	8.3	20.62	152,342	20.35
Total	672,800	6.8	$16.42	402,142	$13.87

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2020, 2019 and 2018 are detailed in the following table:

	For the years ended December 31,
	2020	2019	2018
Compensation expense	$744,091	$606,626	$478,733
Income tax benefit	215,042	175,315	134,572

As of December 31, 2020, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $839 thousand. That cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2020:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2019	108,740	$19.18
Granted	27,250	17.12
Cancelled	(6,062)	19.86
Vested	(41,956)	17.58
Nonvested restricted stock at December 31, 2020	87,972	$19.26

Restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the years ended December 31,
	2020	2019	2018
Number of shares granted	27,250	46,050	47,550
Average grant date fair value	$17.12	$20.84	$20.77

Compensation expense related to the restricted stock for the years ended December 31, 2020, 2019 and 2018 is detailed in the following table:

	For the years ended December 31,
	2020	2019	2018
Compensation expense	$667,241	$664,484	$574,236
Income tax benefit	$192,833	$192,036	$161,418

As of December 31, 2020, there was approximately $1.0 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $675 thousand, $648 thousand and $601 thousand to the Plan in 2020, 2019 and 2018, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer 100 percent of their total compensation. Director and officer deferred fees totaled $591 thousand in 2020, $379 thousand in 2019 and $297 thousand in 2018, and the interest paid on deferred balances totaled $132 thousand in 2020, $107 thousand in 2019 and $67 thousand in 2018. The fees distributed on the deferred balances totaled $14 thousand in 2020, 2019 and 2018.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement pans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding executive’s separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $6.6 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made for the year 2020, 2019 or 2018. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Service cost (1)	$126	$689	$1,460
Interest cost	147	135	101
Amortization of prior service cost	83	83	83
Net periodic benefit cost	$356	$907	$1,644

(1)	On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $1.1 million in current expense.

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
(In thousands)	2020	2019	2018
Benefit obligation, beginning of year	$3,572	$2,748	$1,187
Service cost (1)	126	689	1,460
Interest cost	147	135	101
Benefit obligation, end of period	$3,845	$3,572	$2,748

(1)	On September 27, 2018, the Company approved a change in calculation of the Retirement Benefit resulting in an additional $1.1 million in current expense.

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

As of December 31, 2020, the Company had total expenses of $86 thousand, compared to $115 thousand in 2019 and $88 thousand in 2018. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $5 thousand, $5 thousand and $18 thousand in 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, the fair value of the Company’s AFS debt securities portfolio was $45.6 million. Approximately 38 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $17.4 million at December 31, 2020. Approximately $17.2 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2020. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at December 31, 2020, which were previously classified as Level 2 assets. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
(In thousands)	2020	2019
Balance at beginning of period (1)	$6,238	$—
Purchases/additions	—	—
Sales/reductions	(1,005)	—
Realized	—	—
Unrealized	(833)	—
Balance at end of period	$4,400	$—

(1) Includes AFS debt securities classified as Level 2 at December 31, 2019, which were transferred to Level 3 during the period ended December 31, 2020.

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

As of December 31, 2020, the fair value of the Company’s equity securities portfolio was $2.0 million.

All of the Company’s equity securities were classified as Level 2 assets at December 31, 2020. The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended December 31, 2020, as compared to the period ended December 31, 2019.

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,003	$—	$2,003	$—
State and political subdivisions	2,969	—	2,969	—
Residential mortgage-backed securities	17,410	—	17,410	—
Corporate and other securities	23,235	—	18,835	4,400
Total debt securities available for sale	$45,617	$—	$41,217	$4,400

Equity securities with readily determinable fair values	1,954	—	1,954	—
Total equity securities	$1,954	$—	$1,954	$—

Loans held for sale	10,712	—	10,712	—
Total loans held for sale	$10,712	—	$10,712	—

Interest rate swap agreements	(1,026)	—	(1,026)	—
Total swap agreements	$(1,026)	$—	$(1,026)	$—

	Fair value Measurements at December 31, 2019 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,753	$—	$5,753	$—
State and political subdivisions	5,154	—	5,154	—
Residential mortgage-backed securities	27,964	—	27,964	—
Corporate and other securities	25,404	—	25,404	—
Total debt securities available for sale	$64,275	$—	$64,275	$—

Equity securities with readily determinable fair values	2,289	—	2,289	—
Total equity securities	$2,289	$—	$2,289	$—

Loans held for sale	14,862	—	14,862	—
Total loans held for sale	$14,862	—	$14,862	—

Interest rate swap agreements	238	—	238	—
Total swap agreements	$238	$—	$238	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
OREO	$—	$—	$—	$—	$(225)
Impaired collateral-dependent loans	11,959	—	—	11,959	3,693

Fair Value Measurements at December 31, 2019 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
OREO	$1,723	$—	$—	$1,723	$(231)
Impaired collateral-dependent loans	1,925	—	—	1,925	(253)

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, "Receivables." Fair value is determined based on the loan’s observable market price or the fair value of the collateral. Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted in the manner discussed above. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes three months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At December 31, 2020, the valuation allowance for impaired loans was $4.1 million, an increase of $3.7 million from $414 thousand at December 31, 2019.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of December 31, 2020 and December 31, 2019 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At December 31, 2020, the Bank had standby letters of credit outstanding of $4.5 million, as compared to $4.8 million at December 31, 2019. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of December 31st for the past two years:

		December 31, 2020		December 31, 2019
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$219,311	$219,311	$158,016	$158,016
Securities (1)	Level 2	47,571	47,571	66,564	66,564
SBA loans held for sale	Level 2	9,335	10,712	13,529	14,862
Loans, net of allowance for loan losses (2)	Level 2	1,595,377	1,613,593	1,395,634	1,398,997
FHLB stock	Level 2	10,594	10,594	14,184	14,184
Servicing assets	Level 3	1,857	1,857	2,026	2,026
Accrued interest receivable	Level 2	10,429	10,429	6,984	6,984
OREO	Level 3	—	—	1,723	1,723
Financial liabilities:
Deposits	Level 2	1,557,959	1,561,502	1,250,114	1,252,082
Borrowed funds and subordinated debentures	Level 2	210,310	212,358	293,310	292,766
Accrued interest payable	Level 2	248	248	455	455

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.4 million.
(2)	Includes impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $12.0 million and $1.9 million at December 31, 2020 and 2019.

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

21.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets

	December 31,	December 31,
(In thousands)	2020	2019
ASSETS
Cash and cash equivalents	$640	$2,308
Equity securities	1,003	1,355
Investment in subsidiaries	181,113	164,881
Premises and equipment, net	3,823	3,849
Other assets	52	967
Total assets	$186,631	$173,360
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loan due to subsidiary bank	$2,209	$2,304
Other liabilities	201	37
Subordinated debentures	10,310	10,310
Shareholders’ equity	173,911	160,709
Total liabilities and shareholders’ equity	$186,631	$173,360

Statements of Income

	For the year ended December 31,
(In thousands)	2020	2019	2018
Dividend from Bank	$8,200	$3,300	$2,890
Dividend from Nonbank subsidiary	575	—	—
Gain on sales of securities	5	17	—
Other income	465	454	425
Total income	9,245	3,771	3,315
Interest expenses	349	366	251
Market value depreciation (appreciation) on equity securities	246	(293)	171
Other expenses	259	251	261
Total expenses	854	324	683
Income before provision for income taxes and equity in undistributed net income of subsidiary	8,391	3,447	2,632
(Provision) benefit for income taxes	(22)	78	(14)
Income before equity in undistributed net income of subsidiary	8,413	3,369	2,646
Equity in undistributed net income of subsidiaries	15,231	20,284	19,273
Net income	$23,644	$23,653	$21,919

Statements of Cash Flows

	For the year ended December 31,
(In thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$23,644	$23,653	$21,919
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(15,231)	(20,284)	(19,273)
Gain on sales of securities	(5)	(17)	—
Net change in other assets and other liabilities	285	506	377
Net cash provided by operating activities	8,693	3,858	3,023
INVESTING ACTIVITIES
Purchase of land and building	(87)	(64)	—
Purchases of securities	—	—	(1,133)
Proceeds from sales of securities	111	198	—
Net cash provided by (used in) investing activities	24	134	(1,133)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	451	453	576
Repayment of advances from subsidiaries	(96)	(91)	(87)
Purchase of treasury stock	(7,442)	—	—
Cash dividends paid on common stock	(3,298)	(3,255)	(2,802)
Net cash used in financing activities	(10,385)	(2,893)	(2,313)
(Decrease) increase in cash and cash equivalents	(1,668)	1,099	(423)
Cash and cash equivalents, beginning of period	2,308	1,209	1,632
Cash and cash equivalents, end of period	$640	$2,308	$1,209
SUPPLEMENTAL DISCLOSURES
Interest paid	$458	$479	$368

Quarterly Financial Information (Unaudited)

The following quarterly financial information for the years ended December 31, 2020, 2019 and 2018 is unaudited. However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2020
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$19,585	$19,278	$19,764	$20,288
Total interest expense	4,341	3,753	3,437	2,949
Net interest income	15,244	15,525	16,327	17,339
Provision for loan losses	1,500	2,500	2,000	1,000
Net interest income after provision for loan losses	13,744	13,025	14,327	16,339
Total noninterest income	2,545	2,811	3,336	4,254
Total noninterest expense	9,323	9,177	10,037	10,725
Income before provision for income taxes	6,966	6,659	7,626	9,868
Provision for income taxes	1,598	1,488	1,866	2,523
Net income	$5,368	$5,171	$5,760	$7,345
Net income per common share - Basic	$0.49	$0.48	$0.54	$0.70
Net income per common share - Diluted	0.49	0.47	0.54	0.69

	2019
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$18,500	$18,781	$19,055	$19,312
Total interest expense	4,284	4,571	4,651	4,549
Net interest income	14,216	14,210	14,404	14,763
Provision for loan losses	500	350	750	500
Net interest income after provision for loan losses	13,716	13,860	13,654	14,263
Total noninterest income	2,020	2,411	2,710	2,398
Total noninterest expense	8,476	8,791	8,729	8,721
Income before provision for income taxes	7,260	7,480	7,635	7,940
Provision for income taxes	1,520	1,646	1,676	1,820
Net income	$5,740	$5,834	$5,959	$6,120
Net income per common share - Basic	$0.53	$0.54	$0.55	$0.56
Net income per common share - Diluted	0.52	0.53	0.54	0.55

	2018
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$15,640	$16,369	$17,194	$18,060
Total interest expense	2,768	3,225	3,627	3,896
Net interest income	12,872	13,144	13,567	14,164
Provision for loan losses	500	550	500	500
Net interest income after provision for loan losses	12,372	12,594	13,067	13,664
Total noninterest income	2,286	2,312	2,479	1,954
Total noninterest expense	8,194	8,158	8,801	8,268
Income before provision for income taxes	6,464	6,748	6,745	7,350
Provision for income taxes	1,235	1,351	1,255	1,547
Net income	$5,229	$5,397	$5,490	$5,803
Net income per common share - Basic	$0.49	$0.50	$0.51	$0.54
Net income per common share - Diluted	0.48	0.49	0.50	0.53

Selected Consolidated Financial Data

	At or for the years ended December 31,
(In thousands, except percentages)	2020	2019		2018		2017		2016
Selected Results of Operations
Interest income	$78,915	$75,648		$67,263		$55,310		$47,024
Interest expense	14,480	18,055		13,516		9,453		8,767
Net interest income	64,435	57,593		53,747		45,857		38,257
Provision for loan losses	7,000	2,100		2,050		1,650		1,220
Noninterest income	12,946	9,539		9,031		8,270		11,060
Noninterest expense	39,262	34,717		33,421		30,044		27,631
Provision for income taxes	7,475	6,662		5,388		9,540		7,257
Net income	23,644	23,653		21,919		12,893		13,209
Per Share Data
Net income per common share - Basic	$2.21	$2.18		$2.04		$1.22		$1.40
Net income per common share - Diluted	2.19	2.14		2.01		1.20		1.38
Book value per common share	16.63	14.77		12.85		11.13		10.14
Market value per common share	17.55	22.57		20.76		19.75		15.70
Cash dividends declared on common shares	0.32	0.31		0.27		0.23		0.18
Selected Balance Sheet Data
Assets	$1,958,914	$1,718,942		$1,579,157		$1,455,496		$1,189,906
Loans	1,627,817	1,425,558		1,304,566		1,170,674		973,414
Allowance for loan losses	(23,105)	(16,395)		(15,488)		(13,556)		(12,579)
Securities	47,571	66,564		63,732		69,800		61,547
Deposits	1,557,959	1,250,114		1,207,687		1,043,137		945,723
Borrowed funds and subordinated debentures	210,310	293,310		220,310		285,310		131,310
Shareholders’ equity	173,911	160,709		138,488		118,105		106,291
Common shares outstanding	10,456	10,881		10,780		10,615		10,477
Performance Ratios
Return on average assets	1.35%	1.54%		1.53%		1.02%		1.17%
Return on average equity	14.20	15.86		17.10		11.47		15.37
Average equity to average assets	9.51	9.69		8.96		8.85		7.59
Efficiency ratio	50.80	52.00		53.07		55.57		56.51
Dividend payout	14.61	14.49		13.43		18.33		13.04
Net interest spread	3.48	3.54		3.65		3.57		3.36
Net interest margin	3.85	3.95		3.97		3.83		3.58
Asset Quality Ratios
Allowance for loan losses to loans	1.42%	1.15%		1.19%		1.16%		1.29%
Allowance for loan losses to nonperforming loans	191.59	290.23		225.35		452.77		173.82
Nonperforming loans to total loans	0.74	0.40		0.53		0.26		0.74
Nonperforming assets to total loans and OREO	0.74	0.52		0.53		0.29		0.85
Nonperforming assets to total assets	0.62	0.43		0.44		0.23		0.70
Net charge-offs to average loans	0.02	0.09		0.01		0.06		0.15
Capital Ratios - Company
CBLR	10.09%	N/A	%	N/A	%	N/A	%	N/A	%
Leverage Ratio	N/A	10.59		9.90		9.37		9.73
Common Equity Tier 1 risk-based capital ratio	N/A	11.59		11.40		10.81		11.49
Tier 1 risk-based capital ratio	N/A	12.32		12.24		11.75		12.58
Total risk-based capital ratio	N/A	13.06		13.49		12.87		13.84
Capital Ratios - Bank
CBLR	9.80%	N/A	%	N/A	%	N/A	%	N/A	%
Leverage Ratio	N/A	10.15		9.52		9.03		9.50
Common Equity Tier 1 risk-based capital ratio	N/A	11.81		11.80		11.33		12.23
Tier 1 risk-based capital ratio	N/A	11.81		11.80		11.33		12.23
Total risk-based capital ratio	N/A	12.58		13.05		12.50		13.48

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Unity Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2020 was $23.1 million. As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $4.1 million and $19.0 million, respectively. Specific reserves are made to individual impaired loans, which have been defined to include all nonperforming loans and troubled debt restructurings. The general reserve is set based upon a historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factors included the following, among others:

●	We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
●	We obtained an understanding of how management developed the estimates and related assumptions, including:
o	Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.
o	Evaluating the reasonableness of the qualitative factor established by management, including the directional consistency and magnitude, as compared to the underlying internal or external information sources.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

New York, New York

March 25, 2021

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information:

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Delinquent Section 16(a) Reports,” and "Governance of the Company," in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2021.

Also, certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 4A of this Annual Report on Form 10-K.

Item 11. Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C) (1)
Equity compensation stock option plans approved by security holders	672,800	$16.42	264,350
Equity compensation plans approved by security holders (Restricted stock plan)	87,972	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	760,772	$14.52	264,350

(1)	Represents securities available for issuance under the 2019 Equity Compensation Plan to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13. Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2021.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

a)	DOCUMENTS:
1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
●	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (4)
4(i)	Form of Stock Certificate (4)
4(vi)	Description of the Registrant’s Securities
10(i)	1998 Stock Option Plan (2)
10(ii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (10), as amended by Amendment Agreement dates February, 6 2020 (18)
10(iii)	Retention Agreement dated September 18, 2017 with John Kauchak (8), as amended by Amendment Agreement dates February, 6 2020 (18)
10(iv)	Retention Agreement dated September 18, 2017 with Janice Bolomey (8), as amended by Amendment Agreement dates February, 6 2020 (18)
10(v)	Change in Control Agreement dated July 23, 2020 with Laureen Cook (15)
10(vi)	2002 Stock Option Plan (3)
10(vii)	2006 Stock Option Plan (5)
10(viii)	2011 Stock Option Plan and 2011 Stock Bonus Plan (6)
10(ix)	2013 Stock Bonus Plan (7)
10(x)	2015 Stock Option Plan (9)
10(xi)	Amended and Restated Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (13)
10(xii)	Executive Incentive Retirement Plan dated October 22, 2015 (11)
10(xiii)	2017 Stock Option Plan (12)
10(xiv)	2019 Equity Compensation Plan (14)
10(xv)	Acknowledgment and Consent of FDIC Consent Order between Commissioner of Banking and Insurance and Unity Bank (16)
10(xvi)	Consent Order with the Federal Deposit Insurance Corporation (17)
10(xvii)	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (19)
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on July 24, 2020 and incorporated by reference herein.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on July 16, 2020 and incorporated by reference herein.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on February 6, 2020 and incorporated by reference herein.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on January 28, 2020 and incorporated by reference herein.

c)	Not applicable

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ Laureen S. Cook
Laureen S. Cook
Senior Vice President
Interim Principal Financial and Accounting Officer

Date:	March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 25, 2021
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 25, 2021
James A. Hughes

/s/ Laureen S. Cook	Interim Principal Financial and Accounting Officer	March 25, 2021
Laureen S. Cook

/s/ Dr. Mark S. Brody	Director	March 25, 2021
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 25, 2021
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 25, 2021
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 25, 2021
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 25, 2021
Peter E. Maricondo

/s/ Raj Patel	Director	March 25, 2021
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 25, 2021
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 25, 2021
Aaron Tucker

/s/ Allen Tucker	Director	March 25, 2021
Allen Tucker