Form 10-Q
period 2021-03-31
UNITY BANCORP INC /NJ/
filed 2021-05-05
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ◻	Accelerated filer ◻	Nonaccelerated filer ⌧	Smaller reporting company ☒
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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2021 common stock, no par value: 10,417,385 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$25,911	$22,750
Federal funds sold and interest-bearing deposits	213,666	196,561
Cash and cash equivalents	239,577	219,311
Securities:
Debt securities available for sale (amortized cost of $32,549 in 2021 and $45,921 in 2020)	32,330	45,617
Equity securities with readily determinable fair values (amortized cost of $2,112 in 2021 and $2,112 in 2020)	2,221	1,954
Total securities	34,551	47,571
Loans:
SBA loans held for sale	8,809	9,335
SBA loans held for investment	38,296	39,587
SBA PPP loans	169,117	118,257
Commercial loans	853,078	839,788
Residential mortgage loans	448,149	467,586
Consumer loans	60,502	66,100
Consumer construction loans	90,497	87,164
Total loans	1,668,448	1,627,817
Allowance for loan losses	(22,965)	(23,105)
Net loans	1,645,483	1,604,712
Premises and equipment, net	20,043	20,226
Bank owned life insurance ("BOLI")	26,535	26,514
Deferred tax assets	9,116	9,183
Federal Home Loan Bank ("FHLB") stock	9,269	10,594
Accrued interest receivable	9,831	10,429
Goodwill	1,516	1,516
Prepaid expenses and other assets	8,897	8,858
Total assets	$2,004,818	$1,958,914
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$465,511	$459,677
Interest-bearing demand	217,714	204,236
Savings	502,300	455,449
Time, under $100,000	272,298	264,671
Time, $100,000 to $250,000	94,933	95,595
Time, $250,000 and over	75,637	78,331
Total deposits	1,628,393	1,557,959
Borrowed funds	170,000	200,000
Subordinated debentures	10,310	10,310
Accrued interest payable	255	248
Accrued expenses and other liabilities	14,674	16,486
Total liabilities	1,823,632	1,785,003
Shareholders’ equity:
Common stock	92,180	91,873
Retained earnings	98,331	90,669
Treasury stock	(8,791)	(7,442)
Accumulated other comprehensive loss	(534)	(1,189)
Total shareholders’ equity	181,186	173,911
Total liabilities and shareholders’ equity	$2,004,818	$1,958,914

Shares issued	10,996	10,961
Shares outstanding	10,422	10,456
Treasury shares	574	505

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2021	2020
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$24	$188
FHLB stock	63	109
Securities:
Taxable	292	511
Tax-exempt	10	22
Total securities	302	533
Loans:
SBA loans	783	985
SBA PPP loans	1,730	—
Commercial loans	10,474	9,933
Residential mortgage loans	5,128	5,770
Consumer loans	857	960
Consumer construction loans	1,215	1,107
Total loans	20,187	18,755
Total interest income	20,576	19,585
INTEREST EXPENSE
Interest-bearing demand deposits	309	378
Savings deposits	431	951
Time deposits	1,463	2,447
Borrowed funds and subordinated debentures	355	565
Total interest expense	2,558	4,341
Net interest income	18,018	15,244
Provision for loan losses	500	1,500
Net interest income after provision for loan losses	17,518	13,744
NONINTEREST INCOME
Branch fee income	295	317
Service and loan fee income	625	376
Gain on sale of SBA loans held for sale, net	245	473
Gain on sale of mortgage loans, net	1,750	1,051
BOLI income	129	173
Net security gains (losses)	310	(170)
Other income	372	325
Total noninterest income	3,726	2,545
NONINTEREST EXPENSE
Compensation and benefits	6,063	5,439
Processing and communications	807	708
Occupancy	706	624
Furniture and equipment	649	655
Professional services	380	269
Advertising	268	290
Deposit insurance	214	88
Director fees	208	200
BSA expenses	168	63
Other loan expenses	143	89
Loan collection and OREO (recoveries) expenses	(49)	186
Other expenses	245	712
Total noninterest expense	9,802	9,323
Income before provision for income taxes	11,442	6,966
Provision for income taxes	2,946	1,598
Net income	$8,496	$5,368
Net income per common share - Basic	$0.81	$0.49
Net income per common share - Diluted	$0.80	$0.49
Weighted average common shares outstanding – Basic	10,437	10,883
Weighted average common shares outstanding – Diluted	10,565	11,037

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2021			March 31, 2020
					Income tax
	Before tax	Income tax	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	expense	amount	amount	(benefit)	amount
Net income	$11,442	2,946	8,496	$6,966	1,598	5,368
Other comprehensive income (loss) income
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	395	89	306	(166)	(35)	(131)
Less: reclassification adjustment for gains (losses) on securities included in net income	310	65	245	(170)	(36)	(134)
Total unrealized gains on securities available for sale	85	24	61	4	1	3
Adjustments related to defined benefit plan:
Amortization of prior service cost	21	6	15	21	6	15
Total adjustments related to defined benefit plan	21	6	15	21	6	15
Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	807	228	579	(1,410)	(406)	(1,004)
Total unrealized gains (losses) on cash flow hedges	807	228	579	(1,410)	(406)	(1,004)
Total other comprehensive income (loss)	913	258	655	(1,385)	(399)	(986)
Total comprehensive income	$12,355	$3,204	$9,151	$5,581	$1,199	$4,382

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2021 and 2020

(Unaudited)

				Accumulated
				other			Total
	Stock		Retained	comprehensive		Treasury	shareholders’
(In thousands)	Shares	Amount	earnings	(loss) income	aa	stock	equity
Balance, December 31, 2020	10,456	$91,873	$90,669	$(1,189)		$(7,442)	$173,911
Net income	—	—	8,496	—		—	8,496
Other comprehensive income, net of tax	—	—	—	655		—	655
Dividends on common stock ($0.08 per share)	—	30	(834)	—		—	(804)
Common stock issued and related tax effects (1)	36	277	—	—		—	277
Treasury stock purchased, at cost	(70)	—	—	—		(1,349)	(1,349)
Balance, March 31, 2021	10,422	92,180	98,331	(534)		(8,791)	181,186

				Accumulated
				other			Total
	Stock		Retained	comprehensive	Treasury		shareholders’
(In thousands)	Shares	Amount	earnings	income (loss)	stock	aa	equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—		$160,709
Net income	—	—	5,368	—	—		5,368
Other comprehensive loss, net of tax	—	—	—	(986)	—		(986)
Dividends on common stock ($0.08 per share)	—	30	(871)	—	—		(841)
Common stock issued and related tax effects (1)	13	227	—	—	—		227
Acquisition of treasury stock, at cost	(11)	—	—	—	(172)		(172)
Balance, March 31, 2020	10,883	90,370	74,939	(832)	(172)		164,305

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$8,496	$5,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	1,500
Net amortization of purchase premiums and discounts on securities	62	59
Depreciation and amortization	469	317
PPP deferred fees and costs	1,937	—
Deferred income tax benefit	(191)	(347)
Net security gains	(43)	(301)
Stock compensation expense	374	365
Valuation writedowns on OREO	—	200
Gain on sale of mortgage loans, net	(2,001)	(622)
Gain on sale of SBA loans held for sale, net	(245)	(473)
Origination of mortgage loans sold	(101,869)	(38,562)
Origination of SBA loans held for sale	(1,312)	(2,595)
Proceeds from sale of mortgage loans, net	103,870	39,184
Proceeds from sale of SBA loans held for sale, net	2,416	5,850
BOLI income	(129)	(173)
Net change in other assets and liabilities	(685)	1,714
Net cash provided by operating activities	11,649	11,484
INVESTING ACTIVITIES
Purchases of FHLB stock, at cost	(16,450)	(22,275)
Maturities and principal payments on debt securities available for sale	6,305	2,198
Proceeds from sales of debt securities available for sale	7,048	6,029
Proceeds from sales of equity securities	—	111
Proceeds from redemption of FHLB stock	17,775	27,405
Net increase in SBA PPP loans	(52,492)	—
Net decrease (increase) in loans	8,364	(17,277)
Proceeds from BOLI	107	117
Purchases of premises and equipment	(224)	(166)
Net cash used in investing activities	(29,567)	(3,858)
FINANCING ACTIVITIES
Net increase in deposits	70,434	128,504
Proceeds from new borrowings	130,000	109,000
Repayments of borrowings	(160,000)	(223,000)
Proceeds from exercise of stock options	80	34
Fair market value of shares withheld to cover employee tax liability	(177)	(172)
Dividends on common stock	(804)	(841)
Purchase of treasury stock	(1,349)	(172)
Net cash provided by financing activities	38,184	13,353
Increase in cash and cash equivalents	20,266	20,979
Cash and cash equivalents, beginning of period	219,311	158,016
Cash and cash equivalents, end of period	$239,577	$178,995
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$2,550	$4,559
Income taxes paid	3,320	1,782
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	—	1,024
Capitalization of servicing rights	$19	$486

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2021

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans and our investment securities.

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

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of Small Business Administration (“SBA”) loans, excluding loans originated under the Paycheck Protection Program, and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2021	2020
Net income	$8,496	$5,368
Weighted average common shares outstanding - Basic	10,437	10,883
Plus: Potential dilutive common stock equivalents	128	154
Weighted average common shares outstanding - Diluted	10,565	11,037
Net income per common share - Basic	$0.81	$0.49
Net income per common share - Diluted	0.80	0.49
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	154	363

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

For the quarter ended March 31, 2021, the Company reported income tax expense of $2.9 million for an effective tax rate of 25.7 percent, compared to an income tax expense of $1.6 million and an effective tax rate of 22.9 percent for the prior year’s quarter. The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2021 or 2020. The Company did not have an accrual for uncertain tax positions as of March 31, 2021 or December 31, 2020, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2016 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three months ended March 31, 2021 and 2020, net of tax:

	For the three months ended March 31, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period (1)	$(179)	$(238)	$(737)	$(1,154)
Other comprehensive income before reclassifications	306	—	579	885
Less amounts reclassified from accumulated other comprehensive income (loss)	245	(15)	—	230
Period change	61	15	579	655
Balance, end of period (1)	$(118)	$(223)	$(158)	$(499)

	For the three months ended March 31, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period (1)	$316	$(295)	$168	$189
Other comprehensive loss before reclassifications	(131)	—	(1,004)	(1,135)
Less amounts reclassified from accumulated other comprehensive loss	(134)	(15)	—	(149)
Period change	3	15	(1,004)	(986)
Balance, end of period (1)	$320	$(280)	$(836)	$(797)

(1)	AOCI does not reflect the net reclassification of $35 thousand to Retained Earnings as a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" & ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

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

As of March 31, 2021, the fair value of the Company’s AFS debt securities portfolio was $32.3 million. Approximately 46 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $15.0 million at March 31, 2021. Approximately $14.8 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2021. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at March 31, 2021, which were previously classified as Level 2 assets.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In thousands)	2021	2020
Balance at beginning of period (1)	$4,400	$—
Purchases/additions	—	—
Sales/reductions	—	—
Realized gains (losses)	—	—
Unrealized gains	138	—
Balance at end of period	$4,538	$—

(1) Includes AFS debt securities classified as Level 2 at December 31, 2019, which were transferred to Level 3 during the year ended 2020.

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

As of March 31, 2021, the fair value of the Company’s equity securities portfolio was $2.2 million.

All of the Company’s equity securities were classified as Level 2 assets at March 31, 2021. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2021, as compared to the periods ended December 31, 2020 and March 31, 2020.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
State and political subdivisions	$2,375	$—	$2,375	$—
Residential mortgage-backed securities	15,013	—	15,013	—
Corporate and other securities	14,942	—	10,404	4,538
Total debt securities available for sale	$32,330	$—	$27,792	$4,538

Equity securities with readily determinable fair values	2,221	—	2,221	—
Total equity securities	$2,221	$—	$2,221	$—

Loans held for sale	10,392	—	10,392	—
Total loans held for sale	$10,392	$—	$10,392	$—

Interest rate swap agreements	(219)	—	(219)	—
Total swap agreements	$(219)	$—	$(219)	$—

	Fair value Measurements at December 31, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,003	$—	$2,003	$—
State and political subdivisions	2,969	—	2,969	—
Residential mortgage-backed securities	17,410	—	17,410	—
Corporate and other securities	23,235	—	18,835	4,400
Total debt securities available for sale	$45,617	$—	$41,217	$4,400

Equity securities with readily determinable fair values	1,954	—	1,954	—
Total equity securities	$1,954	$—	$1,954	$—

Loans held for sale	10,712	—	10,712	—
Total loans held for sale	$10,712	$—	$10,712	$—

Interest rate swap agreements	(1,026)	—	(1,026)	—
Total swap agreements	$(1,026)	$—	$(1,026)	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at March 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	$12,591	$—	$—	$12,591	$(556)

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Financial assets:
OREO	$—	$—	$—	$—	$(225)
Impaired collateral-dependent loans	11,959	—	—	11,959	3,693

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At March 31, 2021, the valuation allowance for impaired loans was $3.6 million, a decrease of $556 thousand from $4.1 million at December 31, 2020.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2021 and December 31, 2020 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At March 31, 2021, the Bank had standby letters of credit outstanding of $4.4 million, compared to $4.5 million at December 31, 2020. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$239,577	$239,577	$219,311	$219,311
Securities (1)	Level 2	34,551	34,551	47,571	47,571
SBA loans held for sale	Level 2	8,809	10,392	9,335	10,712
Loans, net of allowance for loan losses (2)	Level 2	1,636,674	1,650,152	1,595,377	1,613,593
FHLB stock	Level 2	9,269	9,269	10,594	10,594
Servicing assets	Level 3	1,738	1,738	1,857	1,857
Accrued interest receivable	Level 2	9,831	9,831	10,429	10,429
Financial liabilities:
Deposits	Level 2	1,628,393	1,628,042	1,557,959	1,561,502
Borrowed funds and subordinated debentures	Level 2	180,310	181,727	210	212,358
Accrued interest payable	Level 2	255	255	248	248

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.5 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $12.6 million and $12.0 million at March 31, 2021 and December 31, 2020, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS") and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$2,000	$3	$—	$2,003
State and political subdivisions	2,355	20	—	2,375	2,935	34	—	2,969
Residential mortgage-backed securities	14,498	515	—	15,013	16,765	645	—	17,410
Corporate and other securities	15,696	160	(914)	14,942	24,221	132	(1,118)	23,235
Total debt securities available for sale	$32,549	$695	$(914)	$32,330	$45,921	$814	$(1,118)	$45,617
Equity securities:
Total equity securities	$2,112	$184	$(75)	$2,221	$2,112	$—	$(158)	$1,954

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at March 31, 2021 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
State and political subdivisions	1,149	1.50	681	3.12	—	—	545	2.74	2,375	2.25
Residential mortgage-backed securities	4	4.93	585	2.87	1,433	2.26	12,991	2.14	15,013	2.18
Corporate and other securities	—	—	—	—	10,404	4.69	4,538	3.15	14,942	4.22
Total debt securities available for sale	$1,153	1.51%	$1,266	3.01%	$11,837	4.40%	$18,074	2.41%	$32,330	3.13%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,221	2.34%	$2,221	2.34%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	6	$2,382	$(118)	$7,759	$(796)	$10,141	$(914)
Total temporarily impaired securities	6	$2,382	$(118)	$7,759	$(796)	$10,141	$(914)

	December 31, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)
Total temporarily impaired securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2021 or December 31, 2020.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2021 or December 31, 2020.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2021 or December 31, 2020. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of March 31, 2021 or December 31, 2020.

Realized Gains and Losses

Gross realized gains and losses on securities for the three months ended March 31, 2021 and 2020 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2021	2020
Available for sale:
Realized gains	$43	$296
Realized losses	—	—
Total debt securities available for sale	43	296
Net gains on sales of securities	$43	$296

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were $43 thousand of gross realized gains during the three months ended March 31, 2021, compared to $296 thousand during the same period a year ago. There were no gross realized losses for the three months ended March 31, 2021 or 2020.

For the three months ended March 31, 2021, the net gain is attributed to:

●	the sale of six corporate bonds with a total book value of $7.0 million and resulting gains of $39 thousand, and
●	the call of one taxable municipal security with a book value of $496 thousand and resulting gains of $4 thousand.

For the three months ended March 31, 2020, the net gain is attributed to:

●	the sale of one corporate bond with a book value of $2.2 million and resulting gains of $61 thousand,
●	three mortage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand,
●	one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand,
●	one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, and
●	the call of one tax-exempt municipal security with a book value of $485 thousand and resulting gains of $11 thousand.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In thousands)	2021	2020
Net gains (losses) recognized during the period on equity securities	$267	$(471)
Net gains recognized during the period on equity securities sold during the period	—	5
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$267	$(466)

Pledged Securities

Securities with a carrying value of $1.5 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
SBA loans held for investment	$38,296	$39,587
SBA PPP loans	169,117	118,257
Commercial loans
SBA 504 loans	21,255	19,681
Commercial other	113,982	118,280
Commercial real estate	650,869	630,423
Commercial real estate construction	66,972	71,404
Residential mortgage loans	448,149	467,586
Consumer loans
Home equity	59,238	62,549
Consumer other	1,264	3,551
Consumer construction loans	90,497	87,164
Total loans held for investment	$1,659,639	$1,618,482
SBA loans held for sale	8,809	9,335
Total loans	$1,668,448	$1,627,817

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

The CARES Act provides assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. In December

2020, legislation was adopted providing additional funding for the PPP program and reopening applications on January 13, 2021 through March 31, 2021.

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

Residential Mortgage, Consumer and Consumer Construction Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans and consumer construction lines. The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and the Company’s relationship with the borrower.

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

For residential mortgage, consumer and consumer construction loans, management uses performing versus nonperforming as the best indicator of credit quality. Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. These credit quality indicators are updated on an ongoing basis, as a loan is placed on nonaccrual status as soon as management believes there is sufficient doubt as to the ultimate ability to collect interest on a loan.

At March 31, 2021, there were $2.5 million of residential consumer loans in the process of foreclosure, compared to $4.8 million at December 31, 2020.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2021:

	March 31, 2021
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$35,932	$532	$1,832	$38,296
SBA PPP loans	169,117	—	—	169,117
Commercial loans
SBA 504 loans	21,255	—	—	21,255
Commercial other	105,509	5,413	3,060	113,982
Commercial real estate	623,270	22,519	5,080	650,869
Commercial real estate construction	66,972	—	—	66,972
Total commercial loans	817,006	27,932	8,140	853,078
Total SBA and commercial loans	$1,022,055	$28,464	$9,972	$1,060,491

		Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$441,438	$6,711	$448,149
Consumer loans
Home equity		59,238	—	59,238
Consumer other		1,264	—	1,264
Total consumer loans		60,502	—	60,502
Consumer construction loans		87,932	2,565	90,497
Total residential mortgage, consumer and consumer construction loans		$589,872	$9,276	$599,148

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2020:

	December 31, 2020
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$36,991	$525	$2,071	$39,587
SBA PPP loans	118,257	—	—	118,257
Commercial loans
SBA 504 loans	19,681	—	—	19,681
Commercial other	109,672	5,533	3,075	118,280
Commercial real estate	603,482	25,206	1,735	630,423
Commercial real estate construction	71,404	—	—	71,404
Total commercial loans	804,239	30,739	4,810	839,788
Total SBA and commercial loans	$959,487	$31,264	$6,881	$997,632

		Residential mortgage & Consumer loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$462,369	$5,217	$467,586
Consumer loans
Home equity		61,254	1,295	62,549
Consumer other		3,551	—	3,551
Total consumer loans		64,805	1,295	66,100
Consumer construction loans		85,414	1,750	87,164
Total residential mortgage, consumer and consumer construction loans		$612,588	$8,262	$620,850

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$6,341	$—	$—	$1,560	$7,901	$30,395	$38,296
SBA PPP loans	—	—	—	—	—	169,117	169,117
Commercial loans
SBA 504 loans	—	—	—	—	—	21,255	21,255
Commercial other	43	60	—	340	443	113,539	113,982
Commercial real estate	889	787	—	612	2,288	648,581	650,869
Commercial real estate construction	—	—	—	—	—	66,972	66,972
Residential mortgage loans	4,728	1,224	2,145	6,711	14,808	433,341	448,149
Consumer loans
Home equity	49	—	183	—	232	59,006	59,238
Consumer other	7	—	—	—	7	1,257	1,264
Consumer construction loans	854	416	212	2,565	4,047	86,450	90,497
Total loans held for investment	12,911	2,487	2,540	11,788	29,726	1,629,913	1,659,639
SBA loans held for sale	2,664	—	—	—	2,664	6,145	8,809
Total loans	$15,575	$2,487	$2,540	$11,788	$32,390	$1,636,058	$1,668,448

(1)	At March 31, 2021, nonaccrual loans included $139 thousand of loans guaranteed by the SBA.

	December 31, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$792	$1,280	$—	$2,473	$4,545	$35,042	$39,587
SBA PPP loans	—	—	—	—		118,257	118,257
Commercial loans
SBA 504 loans	—	—	—	—	—	19,681	19,681
Commercial other	186	201	—	266	653	117,627	118,280
Commercial real estate	3,109	1,971	—	1,059	6,139	624,284	630,423
Commercial real estate construction	1,047	—	—	—	1,047	70,357	71,404
Residential mortgage loans	3,232	2,933	262	5,217	11,644	455,942	467,586
Consumer loans
Home equity	393	—	187	1,295	1,875	60,674	62,549
Consumer other	3	1	—	—	4	3,547	3,551
Consumer construction loans	120	796	—	1,750	2,666	84,498	87,164
Total loans held for investment	8,882	7,182	449	12,060	28,573	1,589,909	1,618,482
SBA loans held for sale	448	—	—	—	448	8,887	9,335
Total loans	$9,330	$7,182	$449	$12,060	$29,021	$1,598,796	$1,627,817

(1)	At December 31, 2020, nonaccrual loans included $371 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2021:

	March 31, 2021
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,138	$1,037	$—
Commercial loans
Commercial real estate	1,920	1,920	—
Total commercial loans	1,920	1,920	—
Residential mortgage loans	6,090	5,985	—
Consumer loans
Home equity	427	427	—
Consumer construction loans	1,780	1,780	—
Total impaired loans with no related allowance	11,355	11,149	—

With an allowance:
SBA loans held for investment (1)	691	384	319
Commercial loans
Commercial other	3,203	3,078	2,979
Commercial real estate	140	20	20
Total commercial loans	3,343	3,098	2,999
Residential mortgage loans	726	726	44
Consumer construction loans	785	785	189
Total impaired loans with a related allowance	5,545	4,993	3,551

Total individually evaluated impaired loans:
SBA loans held for investment (1)	1,829	1,421	319
Commercial loans
Commercial other	3,203	3,078	2,979
Commercial real estate	2,060	1,940	20
Total commercial loans	5,263	5,018	2,999
Residential mortgage loans	6,816	6,711	44
Consumer loans
Home equity	427	427	—
Consumer construction loans	2,565	2,565	189
Total individually evaluated impaired loans	$16,900	$16,142	$3,551

(1)	Balances are reduced by amount guaranteed by the SBA of $139 thousand at March 31, 2021.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2020:

	December 31, 2020
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,799	$1,698	$—
Commercial loans
Commercial real estate	1,462	1,462	—
Total commercial loans	1,462	1,462	—
Residential mortgage loans	4,080	3,975	—
Consumer loans
Home equity	1,295	1,295	—
Consumer construction loans	1,750	1,750	—
Total impaired loans with no related allowance	10,386	6,205	—

With an allowance:
SBA loans held for investment (1)	434	404	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	1,730	1,080	576
Total commercial loans	4,890	4,240	3,682
Residential mortgage loans	1,242	1,242	101
Total impaired loans with a related allowance	6,566	5,886	4,107

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,233	2,102	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	3,192	2,542	576
Total commercial loans	6,352	5,702	3,682
Residential mortgage loans	5,322	5,217	101
Consumer loans
Home equity	1,295	1,295	—
Consumer construction loans	1,750	1,750	—
Total individually evaluated impaired loans	$16,952	$16,066	$4,107

(1)	Balances are reduced by amount guaranteed by the SBA of $371 thousand at December 31, 2020.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three months ended March 31, 2021 and 2020. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized. The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended March 31,
	2021		2020
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,901	$16	$1,128	$3
Commercial loans
SBA 504 loans	—	—	600	32
Commercial other	374	3	5	10
Commercial real estate	2,237	56	1,047	12
Consumer loans
Home equity	844	18	—	—
Consumer construction loans	2,610	10	—	—
Total	$7,966	$103	$2,780	$57

(1)	Balances are reduced by the average amount guaranteed by the SBA of $293 thousand and $182 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

TDRs of $1.1 million and $663 thousand are included in the impaired loan numbers as of March 31, 2021 and December 31, 2020, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At March 31, 2021 and December 31, 2020, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

There were two loans modified as TDRs during the three months ended March 31, 2021. There were no loans modified during the three months ended March 31, 2020 that were deemed to be TDRs. The following table details loans modified during the three months ended March 31, 2021, including the number of modifications and the recorded investment at the time of the modification:

	For the three months ended March 31, 2021
	Number of	Recorded investment
(In thousands, except number of contracts)	contracts	at time of modification
Home equity	2	$427
Total	2	$427

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2021. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

NOTE 9. Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

Allowance for Loan Losses

The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for loan losses is reviewed by management on a quarterly basis. For purposes of determining the allowance for loan losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA 7(a), commercial, residential mortgages, consumer, and consumer construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following five classes: commercial real estate, commercial real estate construction, unsecured business line of credit, commercial other, and SBA 504. Consumer loans are divided into two classes as follows:  home equity and other.

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

●	For SBA 7(a) and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.
●	For residential mortgage, consumer, and consumer construction loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as credit score, delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021
	SBA held
	for				Consumer
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(282)	(373)	—	(1)	—	(656)
Recoveries	15	1	—	—	—	16
Net charge-offs	(267)	(372)	—	(1)	—	(640)
Provision for (credit to) loan losses charged to expense	620	107	(309)	(131)	213	500
Balance, end of period	$1,654	$14,727	$5,009	$549	$1,026	$22,965

	For the three months ended March 31, 2020
	SBA held
	for				Consumer
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$625	$715	$16,395
Charge-offs	(25)	(300)	(200)	—	—	(525)
Recoveries	5	1	—	—	—	6
Net charge-offs	(20)	(299)	(200)	—	—	(519)
Provision for (credit to) loan losses charged to expense	(54)	706	709	46	93	1,500
Balance, end of period	$1,005	$10,129	$4,763	$671	$808	$17,376

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	SBA held
	for				Consumer
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$319	$2,999	$44	$—	$189	$3,551
Collectively evaluated for impairment	1,335	11,728	4,965	549	837	19,414
Total	$1,654	$14,727	$5,009	$549	$1,026	$22,965
Loan ending balances:
Individually evaluated for impairment	$1,421	$5,018	$6,711	$427	$2,565	$16,142
Collectively evaluated for impairment	205,992	848,060	441,438	60,075	87,932	1,643,497
Total	$207,413	$853,078	$448,149	$60,502	$90,497	$1,659,639

	December 31, 2020
	SBA held
	for				Consumer
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$324	$3,682	$101	$—	$—	$4,107
Collectively evaluated for impairment	977	11,310	5,217	681	813	18,998
Total	$1,301	$14,992	$5,318	$681	$813	$23,105
Loan ending balances:
Individually evaluated for impairment	$2,102	$5,702	$5,217	$1,295	$1,750	$16,066
Collectively evaluated for impairment	155,742	834,086	462,369	64,805	85,414	1,602,416
Total	$157,844	$839,788	$467,586	$66,100	$87,164	$1,618,482

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At March 31, 2021, a $310 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020, due to a larger loan portfolio requiring a larger general reserve.

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

In November 2019, FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU 2019-11 was issued to address issues raised by stakeholders during the implementation of ASU

2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for troubled debt restructurings ("TDRs") that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to additional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provides a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." ASU 2019-12 removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and removes the exception to the interim period income tax accounting when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies the accounting for income taxes by requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax, that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill originally was recognized, and that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public business entities, ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)." ASU 2020-01 clarifies that the observable price changes in orderly transactions that should be considered when applying the measurement alternative in accordance with ASC 321 include transactions that require it to either apply or discontinue the equity method of accounting under ASC 323. ASU 2020-01 also addresses questions about how to apply the guidance in Topic 815, “Derivatives and Hedging,” for certain forward contracts and purchased options to purchase securities that, upon settlement or exercise, would be accounted for under the equity method of accounting. The ASU clarifies that, for the purpose of applying ASC 815-10-15-141(a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with the financial instruments guidance in Topic 825, “Financial Instruments.” For public business entities, ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2020-03, "Codification Improvement to Financial Instruments." ASU 2020-03 clarifies that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s Accounting Standards Codification (ASC). ASU 2020-03 also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases,” should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments – Credit Losses.” ASU 2020-03 also addresses amendments to ASC 860-20, “Transfers and Servicing – Sales of Financial Assets,” clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with ASC 326. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13. The Company is currently evaluating the impact of the adoption of ASU 2020-03 on its consolidated financial statements.

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

In addition, ASU 2020-04 permits an entity to make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. ASU 2020-04 was effective upon its issuance on March 12, 2020. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, the ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The Company is currently evaluating the various optional expedients as well as impact of the adoption of ASU 2020-04 on its consolidated financial statements.

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

For public business entities, ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 was issued to clarify certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. In addition, the ASU clarifies that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered eligible as a hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of the reference rate reform. ASU 2021-01 became effective January 7, 2021.

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

At March 31, 2021, the Company had a total of 4 interest rate swaps designated as cash flow hedging instruments with a notional amount of $70.0 million, compared to 5 with a notional amount of $80.0 million at December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had $1.5 million in cash collateral pledged for these derivatives which was included in federal funds sold and interest-bearing deposits. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2021 and December 31, 2020, respectively is as follows:

(In thousands, except percentages and years)	March 31, 2021	December 31, 2020
Notional amount	$70,000	$80,000
Fair value	$(219)	$(1,026)
Weighted average pay rate	1.05%	1.19%
Weighted average receive rate	0.23%	0.89%
Weighted average maturity in years	2.06	2.20
Number of contracts	4	5

During the three months ended March 31, 2021, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At March 31, 2021, the unrealized loss relating to interest rate swaps was recorded as a derivative liability, whereas at December 31, 2020, the unrealized gain relating to interest rate swaps was recorded as a derivative asset. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2021 and 2020, respectively:

	For the three months ended March 31,
(In thousands)	2021	2020
Gain (loss) recognized in OCI on derivatives	$807	$(1,410)

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the three months ended March 31, 2021 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2020	672,800	$16.42	6.8	$1,952,568
Options granted	89,000	19.21
Options exercised	(12,467)	6.43
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2021	749,333	$16.91	7.1	$3,858,402
Exercisable at March 31, 2021	471,179	$15.18	5.9	$3,228,220

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of March 31, 2021, 281,500 options and 73,150 shares of restricted stock have been awarded from the plan leaving 145,350 shares available for future grants.

The fair values of the options granted during the three months ended March 31, 2021 and 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2021	2020
Number of options granted	89,000	101,000
Weighted average exercise price	$19.21	$20.39
Weighted average fair value of options	$7.72	$5.54
Expected life in years (1)	8.38	8.66
Expected volatility (2)	43.69%	27.13%
Risk-free interest rate (3)	1.14%	1.55%
Dividend yield (4)	1.68%	1.61%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Number of options exercised	12,467	5,500
Total intrinsic value of options exercised	$170,023	$86,241
Cash received from options exercised	$80,113	$34,265
Tax deduction realized from options	$51,151	$25,264

The following table summarizes information about stock options outstanding and exercisable at March 31, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$0.00 - $6.00	33,000	1.4	$5.59	33,000	$5.59
$6.01 - $12.00	146,800	4.2	8.95	146,800	8.95
$12.01 - $18.00	132,533	7.8	16.37	69,201	15.72
$18.01 - $24.00	437,000	8.3	20.61	222,178	20.56
Total	749,333	7.1	$16.91	367,869	$15.18

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2021 and 2020 are detailed in the following table:

	For the three months ended March 31,
	2021	2020
Compensation expense	$207,602	$192,489
Income tax benefit	$59,997	$55,629

As of March 31, 2021, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.7 million. That cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2021:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2020	87,972	$19.26
Granted	30,000	19.46
Cancelled	—	—
Vested	(26,633)	18.76
Nonvested restricted stock at March 31, 2021	91,339	$19.47

Restricted stock awards granted during the three months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31,
	2021	2020
Number of shares granted	30,000	15,000
Average grant date fair value	$19.46	$16.63

Compensation expense related to restricted stock for the three months ended March 31, 2021 and 2020 is detailed in the following table:

	For the three months ended March 31,
	2021	2020
Compensation expense	$166,349	$172,904
Income tax benefit	$48,075	$49,969

As of March 31, 2021, there was approximately $1.6 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 80 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $261 thousand and $185 thousand to the Plan during the three months ended March 31, 2021 and 2020, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and officer deferred fees totaled $128 thousand and $491 thousand during the three months ended March 31, 2021 and 2020, respectively. The interest paid on the deferred balances totaled $28 thousand during the three months ended March 31, 2021 and 2020, respectively. The deferred balances distributed totaled $3 thousand during the three months ended March 31, 2021 and 2020, respectively.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement plans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding the executive’s separation from service after age 66, adjusted annually thereafter by two percent (2%). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $6.2 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made during the three months ended March 31, 2021. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In thousands)	2021	2020
Service cost (1)	$(34)	$31
Interest cost	34	37
Amortization of prior service cost	21	21
Net periodic benefit cost	$21	$89

(1) Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In thousands)	2021	2020
Benefit obligation, beginning of year	$3,845	$3,571
Service cost (1)	(34)	31
Interest cost	34	37
Benefit obligation, end of period	$3,845	$3,639

(1) Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

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

As of March 31, 2021, the Company had total year to date expenses of $35 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $1 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

On April 6, 2020, the federal banking regulators, implemented the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under the Basel III rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank for the period ended March 31, 2021 and December 31, 2020:

	At March 31, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.19%	9.85%	10.09%	9.80%

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

Operating lease ROU assets totaled $2.2 million at March 31, 2021, compared to $2.4 million at December 31, 2020. As of March 31, 2021, operating lease liabilities totaled $2.3 million, compared to $2.4 million at December 31, 2020.

The table below summarizes our net lease cost:

	For the three months ended March 31,
(In thousands)	2021	2020
Operating lease cost	$149	$148
Net lease cost	$149	$148

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$141
ROU assets obtained in exchange for new operating lease liabilities	$—	$—

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	March 31, 2021	December 31, 2020
Weighted average remaining lease term in years	5.81	5.96
Weighted average discount rate	5.47%	5.45%
Operating lease right-of-use assets	$2,247	$2,365

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	March 31, 2021
2021 (excluding the three months ended March 31, 2021)	$411
2022	477
2023	410
2024	361
2025	371
2026 and thereafter	664
Total lease payments	$2,694
Less: Interest	(392)
Present value of lease liabilities	$2,302

As of March 31, 2021, the Company had not entered into any material leases that have not yet commenced.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2020 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

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

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. In response to the COVID-19 pandemic, many businesses have been faced with restrictions in an effort to prioritize public health. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has and will continue to impact many of the Company’s customers. COVID-19 continues to aggressively spread globally and in the United States, despite increasing rates of vaccination in the United States.

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

The Company approved 1,224 applications and provided fundings of approximately $143.0 million during the year ended December 31, 2020. The Company has $83.5 million of PPP loans remaining on our balance sheet as of March 31, 2021 and believes that the majority of these loans will be forgiven by the SBA.

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

The PPP now allows certain eligible borrowers that previously received a PPP loan to apply for a Second Draw PPP Loan with the same general loan terms as their First Draw PPP Loan, and for borrowers that did not initially receive a PPP loan to apply for one. Most small businesses with 300 or fewer employees that can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are eligible. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021. The Company is participating in the re-opened PPP loan process.

As of March 31, 2021, the Company provided fundings for 723 PPP loans under the Economic Aid Act totaling $85.6 million.

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

Beginning in March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs, in accordance with regulatory guidance and the CARES Act. The table below summarizes the loans that are in deferral as of March 31, 2021:

(In thousands)	Total loan portfolio balance	Unpaid principal balance of full deferrals	Unpaid principal balance of principal only deferrals	Unpaid principal balance of deferrals	% total deferrals to total loans
SBA loans held for sale	$8,809	$—	$—	$—	0.00%
SBA loans held for investment	38,296	—	342	342	0.89
SBA PPP loans	169,117	—	—	—	0.00
Commercial loans	853,078	2,918	15,503	18,421	2.16
Residential mortgage loans	448,149	1,400	—	1,400	0.31
Consumer loans	60,502			—	0.00
Consumer construction loans	90,497	—	—	—	0.00
Total loans	$1,668,448	$4,318	$15,845	$20,163	1.21%

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

Earnings Summary

Net income totaled $8.5 million, or $0.80 per diluted share for the quarter ended March 31, 2021, compared to $5.4 million, or $0.49 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.85 percent and 19.51 percent, respectively, compared to 1.32 percent and 13.23 percent for the same period a year ago.

Quarterly highlights include:

●	Net interest income increased 18.2 percent compared to the prior year’s quarter due to SBA PPP loans, commercial loan growth and a reduction in the cost of funds.
●	Net interest margin equaled 4.09 percent this quarter compared to 3.92 percent in the prior year’s quarter.
●	The provision for loan losses was $500 thousand for the quarter ended March 31, 2021, a decrease of $1.0 million from the prior year’s quarter due to an improved outlook on credit quality.
●	Noninterest income increased 46.4 percent compared to the prior year’s quarter primarily due to increased gains on mortgage loan sales and increased net gains on securities.
●	Noninterest expense increased 5.1 percent compared to the prior year’s quarter primarily due to increased compensation due to mortgage commissions paid.
●	The effective tax rate was 25.7 percent compared to 22.9 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended March 31,
	2021	2020
Net income per common share - Basic (1)	$0.81	$0.49
Net income per common share - Diluted (2)	$0.80	$0.49
Return on average assets	1.85%	1.32%
Return on average equity (3)	19.51%	13.23%
Efficiency ratio (4)	45.74%	51.92%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

COVID-19 has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Additionally, the Federal Open Market Committee reduced the target federal funds rate to 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

During the quarter ended March 31, 2021, tax-equivalent net interest income amounted to $18.0 million, an increase of $2.8 million or 18.1 percent when compared to the same period in 2020. The net interest margin increased 17 basis points to 4.09 percent for the three months ended March 31, 2021, compared to 3.92 percent for the same period in 2020. The net interest spread was 3.82 percent for the first quarter of 2021, a 28 basis point increase compared to the same period in 2020.

During the three months ended March 31, 2021, tax-equivalent interest income was $20.6 million, an increase of $984 thousand or 5.0 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans, the rates on federal funds sold and interest-bearing deposits, and the decrease in the balance of average securities.

●	Of the $984 thousand net increase in interest income on a tax-equivalent basis, $2.5 million of the increase was due to increased average earning assets, partially offset by a $1.5 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $220.7 million to $1.8 billion for the first quarter of 2021 compared to $1.6 billion for the same period in 2020. This was due primarily to a $223.6 million increase in average loans, primarily SBA PPP, commercial and consumer construction loans and a $21.8 million increase in federal funds sold and interest-bearing deposits, partially offset by a $23.0 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 37 basis points to 4.67 percent for the three months ended March 31, 2021 when compared to the same period in 2020. The yield on the loan portfolio decreased 32 basis points to 4.97 percent.

Total interest expense was $2.6 million for the three months ended March 31, 2021, a decrease of $1.8 million or 41.1 percent compared to the same period in 2020. This decrease was driven by the decreased rates on interest-bearing deposits and decreased rates on borrowed funds and subordinated debentures, partially offset by the increased volume of interest-bearing deposits and increased volume of borrowed funds and subordinated debentures compared to a year ago:

●	Of the $1.8 million decrease in interest expense, $1.8 million was due to a decrease in the rates on interest-bearing liabilities, partially offset by a $33 thousand increase due to the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the first quarter of 2021, an increase of $59.8 million or 5.2 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 66 basis points to 0.85 percent. The cost of interest-bearing deposits decreased 68 basis points to 0.80 percent for the first quarter of 2021 and the cost of borrowed funds and subordinated debentures decreased 12 basis points to 1.61 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets. Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2021 and 2020.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2021			March 31, 2020
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$90,830	$24	0.11%	$69,076	$188	1.10%
Federal Home Loan Bank ("FHLB") stock	5,167	63	4.98	6,883	109	6.37
Securities:
Taxable	38,741	292	3.06	60,363	511	3.40
Tax-exempt	2,405	12	2.03	3,783	31	3.35
Total securities (A)	41,146	304	3.00	64,146	542	3.40
Loans:
SBA loans	48,845	783	6.50	50,528	985	7.84
SBA PPP loans	142,581	1,730	4.92	-	-	-
Commercial loans	849,065	10,474	5.00	769,497	9,933	5.19
Residential mortgage loans	455,782	5,128	4.56	462,748	5,770	5.02
Consumer loans	63,440	857	5.48	72,394	960	5.33
Consumer construction loans	88,992	1,215	5.54	69,890	1,107	6.37
Total loans (B)	1,648,705	20,187	4.97	1,425,057	18,755	5.29
Total interest-earning assets	$1,785,848	$20,578	4.67%	$1,565,162	$19,594	5.04%

Noninterest-earning assets:
Cash and due from banks	23,781			21,942
Allowance for loan losses	(23,308)			(16,698)
Other assets	76,309			70,381
Total noninterest-earning assets	76,782			75,625
Total assets	$1,862,630			$1,640,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$209,020	$309	0.60%	$162,193	$378	0.94%
Savings deposits	476,463	431	0.37	424,905	951	0.90
Time deposits	438,250	1,463	1.35	435,705	2,447	2.26
Total interest-bearing deposits	1,123,733	2,203	0.80	1,022,803	3,776	1.47
Borrowed funds and subordinated debentures	89,699	355	1.61	131,057	565	1.73
Total interest-bearing liabilities	$1,213,432	$2,558	0.85%	$1,153,860	$4,341	1.50%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	455,146			307,683
Other liabilities	17,418			16,101
Total noninterest-bearing liabilities	472,564			323,784
Total shareholders' equity	176,634			163,143
Total liabilities and shareholders' equity	$1,862,630			$1,640,787

Net interest spread		$18,020	3.82%		$15,253	3.54%
Tax-equivalent basis adjustment		(2)			(9)
Net interest income		$18,018			$15,244
Net interest margin			4.09%			3.92%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2021 and 2020, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

The rate volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volume and rates over the periods presented. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values. Amounts have been computed on a tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2021 and 2020.

	For the three months ended March 31, 2021 versus March 31, 2020
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$45	$(209)	$(164)
FHLB stock	(24)	(22)	(46)
Securities	(180)	(58)	(238)
Loans	2,678	(1,246)	1,432
Total interest income	$2,519	$(1,535)	$984
Interest expense:
Demand deposits	$90	$(159)	$(69)
Savings deposits	101	(621)	(520)
Time deposits	14	(998)	(984)
Total interest-bearing deposits	205	(1,778)	(1,573)
Borrowed funds and subordinated debentures	(172)	(38)	(210)
Total interest expense	33	(1,816)	(1,783)
Net interest income - fully tax-equivalent	$2,486	$281	$2,767
Decrease in tax-equivalent adjustment			7
Net interest income			$2,774

Provision for Loan Losses

The provision for loan losses totaled $500 thousand for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020. The $1.0 million decrease in provision for loan losses was primarily due to increased provisions in 2020 due to the increased risk of loan defaults as a result of COVID-19.

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

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In thousands)	2021	2020
Branch fee income	$295	$317
Service and loan fee income	625	376
Gain on sale of SBA loans held for sale, net	245	473
Gain on sale of mortgage loans, net	1,750	1,051
BOLI income	129	173
Net security gains (losses)	310	(170)
Other income	372	325
Total noninterest income	$3,726	$2,545

For the three months ended March 31, 2021, noninterest income increased $1.2 million to $3.7 million, compared to the same period last year. Quarterly noninterest income increased primarily due to increased gains on mortgage loan sales and increased net gains on securities.

Changes in our noninterest income for the three months ended March 31, 2021 compared to the prior year period reflect:

●	Branch fee income decreased $22 thousand for the three months ended March 31, 2021 when compared to the same period in the prior year, primarily due to a decrease in overdraft fees and transactions as a result of COVID-19.
●	Service and loan fee income increased $249 thousand for the three months ended March 31, 2021, primarily due to increased prepayment penalties.
●	SBA loan sales during the first quarter of 2021 totaled $2.2 million with a net gain of $245 thousand, compared to $5.4 million in sales with a net gain of $473 thousand in the prior year’s quarter.
●	During the quarter, $101.9 million in residential mortgage loans were sold at a gain of $1.8 million, compared to $38.6 million in loans sold at a gain of $1.1 million during the prior year’s quarter. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.
●	Bank owned life insurance ("BOLI") income decreased $44 thousand for the three months ended March 31, 2021 when compared to the same period in the prior year.
●	Net security gains totaled $310 thousand during the first quarter of 2021, compared to losses of $170 thousand in the prior year’s quarter. There were approximately $267 thousand in gains which resulted from an increase in the market value of equity securities, compared to a decrease of $471 thousand in the prior year’s quarter. Gains on sales of securities totaled $43 thousand for the three months ended March 31, 2021, compared to $301 thousand in the same period a year ago.
●	Other income increased in the quarterly period by $47 thousand when compared to the same period in the prior year, primarily due to increased wire transfer fee income.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In thousands)	2021	2020
Compensation and benefits	$6,063	$5,439
Processing and communications	807	708
Occupancy	706	624
Furniture and equipment	649	655
Professional services	380	269
Advertising	268	290
Deposit insurance	214	88
Director fees	208	200
BSA expenses	168	63
Other loan expenses	143	89
Loan collection & OREO (recoveries) expenses	(49)	186
Other expenses	245	712
Total noninterest expense	$9,802	$9,323

Noninterest expense increased $479 thousand to $9.8 million for the three months ended March 31, 2021.

Changes in noninterest expense for the three months ended March 31, 2021 versus 2020 reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $624 thousand for the three months ended March 31, 2021, when compared to 2020, primarily due to increased mortgage commissions on a higher origination volume.
●	Processing and communications expense, which includes items processed and electronic banking fees, increased $99 thousand in 2021 when compared to 2020.
●	Occupancy expense increased $82 thousand for the three months ended March 31, 2021, compared to the same period a year ago, primarily due to ground maintenance.
●	Furniture and equipment expense, which includes network and software maintenance, remained relatively flat during the first quarter of 2021 when compared to the same period a year ago.
●	Professional service fees increased $111 thousand for the three months ended March 31, 2021, primarily due to higher legal and external audit and tax expenses.
●	Advertising expenses decreased $22 thousand compared to the prior year’s quarter.
●	Deposit insurance increased $126 thousand for the three months ended March 31, 2021, primarily due to a FDIC assessment credit applied in the first quarter of 2020.
●	Director fees remained relatively flat for the three months ended March 31, 2021.
●	In connection with BSA/AML remediation related to the Bank’s consent order, compliance expenses totaled $168 thousand for the three months ended March 31, 2021, compared to $63 thousand during the prior year’s quarter.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $54 thousand for the three months ended March 31, 2021.
●	Loan collection and OREO costs decreased $235 thousand for the three months ended March 31, 2021, primarily due to decreased property tax and maintenance expenses on OREO properties.
●	Other expenses decreased $467 thousand for the three months ended March 31, 2021, primarily due to severance payouts in 2020.

Income Tax Expense

For the quarter ended March 31, 2021, the Company reported income tax expense of $2.9 million for an effective tax rate of 25.7 percent, compared to income tax expense of $1.6 million and an effective tax rate of 22.9 percent for the prior year’s quarter.

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

Financial Condition at March 31, 2021

Total assets increased $45.9 million or 2.3 percent, to $2.0 billion at March 31, 2021, when compared to year end 2020. This increase was primarily due to increases of $40.8 million in net loans, primarily due to the funding of SBA PPP loans and strong commercial loan growth, and $20.3 million in cash and cash equivalents, partially offset by a decrease of $13.0 million in investments.

Total deposits increased $70.4 million, primarily due to increases of $46.9 million in savings deposits, $13.5 million in interest-bearing demand deposits, $5.9 million in noninterest-bearing demand deposits, and $4.3 million in time deposits. Borrowed funds decreased $30.0 million due to a $20.0 million reduction in overnight borrowings and the maturity of a $10.0 million FHLB adjustable rate advance.

Total shareholders’ equity increased $7.3 million over year end 2020, primarily due to earnings, accumulated other comprehensive income, and an increase in common stock, partially offset by treasury stock purchases and dividends paid during the three months ended March 31, 2021.

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

AFS debt securities totaled $32.3 million at March 31, 2021, a decrease of $13.3 million or 29.1 percent, compared to $45.6 million at December 31, 2020. This net decrease was the result of:

●	$7.0 million from the sale of six corporate securities,
●	$6.3 million in principal payments, maturities and called bonds, and

●	$62 thousand in net amortization, partially offset by
●	$85 thousand of appreciation in the market value of the portfolio. At March 31, 2021, the portfolio had a net unrealized loss of $219 thousand compared to a net unrealized loss of $304 thousand at December 31, 2020. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.7 years and 4.6 years at March 31, 2021 and December 31, 2020, respectively.

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

Equity securities totaled $2.2 million at March 31, 2021, an increase of $267 thousand or 13.7 percent, compared to $2.0 million at December 31, 2020. This net increase was the result of:

●	$267 thousand in market value adjustments throughout the year.

The average balance of taxable securities amounted to $38.9 million for the three months ended March 31, 2021, compared to $60.2 million for the same period in 2020. The average yield earned on taxable securities decreased 36 basis points, to 3.05 percent for the three months ended March 31, 2021, from 3.41 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $2.4 million for the three months ended March 31, 2021, compared to $3.8 million for the same period in 2020. The average yield earned on tax-exempt securities decreased 128 basis points, to 2.02 percent for the three months ended March 31, 2021, from 3.30 percent for the same period in 2020.

Securities with a carrying value of $1.5 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 51 percent of the total investment portfolio had a fixed rate of interest at March 31, 2021.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Securities.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, commercial, residential mortgage, consumer, and consumer construction loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans increased $40.6 million or 2.5 percent to $1.7 billion at March 31, 2021, compared to year end 2020. The increase was primarily driven by the funding of SBA Paycheck Protection Program (“PPP”) loans. As of March 31, 2021, the Company had PPP loans totaling $169.1 million. SBA PPP, commercial, and consumer construction loans increased $50.9 million, $13.3 million and $3.3 million respectively, partially offset by decreases of $19.4 million, $5.6 million and $1.8 million in residential mortgage, consumer, and SBA loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$38,296	2.3%	$39,587	2.4%
SBA PPP loans	169,117	10.1	118,257	7.3
Commercial loans	853,078	51.2	839,788	51.6
Residential mortgage loans	448,149	26.9	467,586	28.7
Consumer loans	60,502	3.6	66,100	4.0
Consumer construction loans	90,497	5.4	87,164	5.4
Total loans held for investment	$1,659,639	99.5%	$1,618,482	99.4%
SBA loans held for sale	8,809	0.5	9,335	0.6
Total loans	$1,668,448	100.0%	$1,627,817	100.0%

Average loans increased $223.6 million or 15.7 percent to $1.6 billion for the three months ended March 31, 2021 from $1.4 billion for the same period in 2020. The increase in average loans was due to increases in average PPP, commercial, and consumer construction loans, partially offset by decreases in average consumer, residential mortgage, and SBA loans. The yield on the overall loan portfolio decreased 32 basis points to 4.97 percent for the three months ended March 31, 2021 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $8.8 million at March 31, 2021, a decrease of $526 thousand from $9.3 million at December 31, 2020.  SBA 7(a) loans held to maturity amounted to $38.3 million at March 31, 2021, a decrease of $1.3 million from $39.6 million at December 31, 2020.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.50 percent for the three months ended March 31, 2021, compared to 7.84 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $97.9 million and $98.9 million in SBA loans were sold but serviced by the Company at March 31, 2021 and December 31, 2020, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provides assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP generally provides small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees are eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. Applications for PPP loans were restarted under the Economic Aid Act on January 13, 2021 and were available until March 31, 2021.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $853.1 million at March 31, 2021, an increase of $13.3 million from year end 2020. The yield on commercial loans was 5.00 percent for the three months ended March 31, 2021, compared to 5.19 percent for the same period in 2020. Loans under the SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $448.1 million at March 31, 2021, a decrease of $19.4 million from year end 2020. Sales of mortgage loans totaled $101.9 million for the three months ended March 31, 2021. The yield on residential mortgages was 4.56 percent for the three months ended March 31, 2021, compared to 5.02 percent in the 2020 period. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $60.5 million, a decrease of $5.6 million from year end 2020. The yield on consumer loans was 5.48 percent for the three months ended March 31, 2021, compared to 5.33 percent for the same period in 2020.

Consumer construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $90.5 million, an increase of $3.3 million from year end 2020. The yield on consumer construction loans was 5.54 percent for the three months ended March 31, 2021, compared to 6.37 for the same period in 2020.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At March 31, 2021 approximately 84 percent of the Company’s loan portfolio was secured by real estate compared to 87 percent at December 31, 2020.

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

At March 31, 2021, there were three loans totaling $1.1 million that were classified as TDRs and deemed impaired, compared to one loan totaling $663 thousand at December 31, 2020. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class of as March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$652	$—	$652	$663	$—	$663
Home equity	427	—	427	—	—	—
Total	$1,079	$—	$1,079	$663	$—	$663

Through March 31, 2021, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by date by class through March 31, 2021:

	March 31, 2021
	Commercial	Home
(In thousands)	real estate	equity	Total
Type of modification:
Principal reduction	$652	$—	$652
Interest only with nominal principal	—	427	427
Total TDRs	$652	$427	$1,079

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2021	December 31, 2020	March 31, 2020
Nonperforming by category:
SBA loans held for investment (1)	$1,560	$2,473	$1,627
Commercial loans	952	1,325	613
Residential mortgage loans	6,711	5,217	6,910
Consumer loans	—	1,295	505
Consumer construction loans	2,565	1,750	—
Total nonperforming loans	$11,788	$12,060	$9,655
OREO	—	—	1,523
Total nonperforming assets	$11,788	$12,060	$11,178
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$2,145	$262	$—
Consumer loans	183	187	—
Consumer construction loans	212	—	—
Total past due 90 days or more and still accruing interest	$2,540	$449	$—
Nonperforming loans to total loans	0.71%	0.74%	0.67%
Nonperforming loans and TDRs to total loans (2)	0.77	0.78	0.72
Nonperforming assets to total loans and OREO	0.71	0.74	0.78
Nonperforming assets to total assets	0.59	0.62	0.64
(1) Guaranteed SBA loans included above	$139	$371	$427
(2) Performing TDRs	1,079	663	694

Nonperforming loans were $11.8 million at  March 31, 2021, a $272 thousand decrease from $12.1 million at December 31, 2020 and a $2.1 million increase from $9.7 million at March 31, 2020. Since year end 2020, nonperforming loans in the SBA, consumer, and commercial loan segments decreased, partially offset by an increase in the residential and consumer construction loan segments. Included in nonperforming loans at March 31, 2021 are approximately $139 thousand of loans guaranteed by the SBA, compared to $371 thousand at December 31, 2020, and $427 thousand at March 31, 2020, respectively. In addition, there were $2.5 million loans past due 90 days or more and still accruing interest at March 31, 2021, compared to $449 thousand at December 31, 2020 and none as of March 31, 2020.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status.

Potential problem loans totaled $37.5 million at  March 31, 2021, an increase of $791 thousand from $36.7 million at year end.

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

The allowance for loan losses totaled $23.0 million at March 31, 2021, compared to $23.1 million at December 31, 2020, and $17.4 million at March 31, 2020, with a resulting allowance to total loan ratio of 1.38 percent at March 31, 2021, 1.42 percent at December 31, 2020, and 1.21 percent at March 31, 2020. Net charge-offs amounted to $640 thousand for the three months ended March 31, 2021, compared to $519 thousand for the same period in 2020. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2021	2020
Balance, beginning of period	$23,105	$16,395
Provision for loan losses charged to expense	500	1,500
Less: Chargeoffs
SBA loans held for investment	282	25
Commercial loans	373	300
Residential mortgage loans	—	200
Consumer loans	1	—
Total chargeoffs	656	525
Add: Recoveries
SBA loans held for investment	15	5
Commercial loans	1	1
Total recoveries	16	6
Net charge-offs	640	519
Balance, end of period	$22,965	$17,376
Selected loan quality ratios:
Net chargeoffs to average loans:
SBA loans held for investment	0.57%	0.16%
Commercial loans	0.18	0.16
Residential mortgage loans	—	0.17
Consumer loans	0.01	—
Total loans	0.16	0.15
Allowance to total loans	1.38	1.21
Allowance to nonperforming loans	194.82%	179.97%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.

Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At March 31, 2021, a $310 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020.

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

Total deposits increased $70.4 million to $1.6 billion at March 31, 2021, from year-end 2020. This increase in deposits was due to increases of $46.9 million in savings deposits, $13.5 million in interest-bearing demand deposits, $5.8 million in noninterest-bearing demand deposits, and $4.3 million in time deposits.

The Company’s deposit composition at March 31, 2021, consisted of 30.8 percent savings deposits, 28.6 percent noninterest-bearing demand deposits, 27.2 percent time deposits, and 13.4 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation. Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $180.3 million and $210.3 million at March 31, 2021 and December 31, 2020, respectively, and are broken down in the following table:

(In thousands)	March 31, 2021	December 31, 2020
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	20,000	30,000
Overnight advances	110,000	130,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$180,310	$210,310

The $30.0 million decrease in total borrowed funds and subordinated debentures was due to a $20.0 million decrease in FHLB overnight advances and a $10.0 million decrease in FHLB adjustable rate advances. The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At March 31, 2021 and December 31, 2020, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date August 22, 2024, at a fixed rate of 1.810%.

At March 31, 2021, the $20 million FHLB adjustable rate (“ARC ) advances consisted of one $20.0 million advance. At December 31, 2020, the $30.0 million FHLB adjustable rate ("ARC") advances consisted of one $20.0 million advance and one $10.0 million advance. The ARC advance rolls over every six months. The Company has opted to use swap instruments to control the uncertainty from variable rate instruments. The ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The terms of this transaction are as follows:

●	A $20.0 million ARC FHLB borrowing with a maturity date of July 6, 2021, at a rate of 3 month LIBOR plus 0.195%. The swap instrument modifies the borrowing to a 5 year fixed rate borrowing at 1.240% that matures July 5, 2021.

At March 31, 2021, there were FHLB overnight borrowings of $110.0 million at a rate of 0.320%, compared to $130.0 million at a rate of 0.340% at December 31, 2020.

In March 2021, the FHLB issued a $20.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At March 31, 2021, the Company had $366.7 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.787% at March 31, 2021 and 1.835% at December 31, 2020. At March 31, 2021 and December 31, 2020, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 3.435%.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2021, is an increase of 4.2 percent in a rising-rate environment and a decrease of 10.7 percent in a falling-rate environment. The variances in the EVPE at March 31, 2021 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2020, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was an increase of 4.1 percent in a rising-rate environment and a decrease of 7.5 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At March 31, 2021, the balance of cash and cash equivalents was $239.6 million, an increase of $20.3 million from December 31, 2020. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $11.6 million and $11.5 million of net cash for the three months ended March 31, 2021 and 2020, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $29.6 million and $3.9 million in net cash for the three months ended March 31, 2021 and 2020, respectively. Cash was primarily used to fund new loans, primarily SBA PPP loans, and purchase FHLB stock, partially offset by proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $32.3 million and $45.6 million at March 31, 2021 and December 31, 2020, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $6.0 million.
●	Loans. The SBA loans held for sale portfolio amounted to $8.8 million and $9.3 million at March 31, 2021 and December 31, 2020, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $310.0 million to its borrowers as of March 31, 2021, compared to $288.4 million at December 31, 2020. At March 31, 2021, $142.9 million of these commitments expire within one year, compared to $114.2 million at December 31, 2020. The Company had $4.4 million and $4.5 million in standby letters of credit at March 31, 2021 and December 31, 2020, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $38.2 million and $13.4 million in net cash for the three months ended March 31, 2021 and 2020, respectively, primarily due to proceeds from new borrowings and an increase in the Company’s deposits, partially offset by repayments of borrowings and the purchase of treasury stock.

●	Deposits. As of March 31, 2021, deposits included $163.9 million of New Jersey Municipality deposits, as compared to $142.6 million at year end 2020. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $146.2 million of deposits from twelve municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $170.0 million and $200.0 million as of March 31, 2021 and December 31, 2020, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At March 31, 2021, pledging provided an additional $366.7 million in borrowing capacity from the FHLB.

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

At March 31, 2021, the Parent Company had $1.2 million in cash and cash equivalents and $1.3 million in investment securities valued at fair market value, compared to $640 thousand and $1.0 million at December 31, 2020.

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

On April 6, 2020, the federal banking regulators implemented the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under the Basel III rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and is therefore not be required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank for the period ended March 31, 2021 and December 31, 2020:

	At March 31, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.19%	9.85%	10.09%	9.80%

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $7.3 million to $181.2 million at March 31, 2021 compared to $173.9 million at December 31, 2020, primarily due to net income of $8.5 million. Other items impacting shareholders’ equity included $1.3 million in treasury stock purchased at cost, $804 thousand in dividends paid on common stock, $655 thousand in accumulated other comprehensive income net of tax, and $277 thousand from the issuance of common stock under employee benefit plans. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The plan took effect after the Company’s prior share repurchase program was completed and all authorized shares repurchased on February 16, 2021. A total of 70 thousand shares were repurchased at an average price of $19.29 during the three months ended March 31, 2021, of which 20 thousand shares were repurchased from the prior repurchase plan, leaving 701 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. A total of 11 thousand shares were repurchased for the same period in 2020. The table below sets forth information regarding our repurchases during the quarter:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2021 through January 31, 2021	—	$—	—	770,475
February 1, 2021 through February 28, 2021	60,095	19.18	60,095	710,380
March 1, 2021 through March 31, 2021	9,692	19.98	9,692	700,688

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2021, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of March 31, 2021 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2020.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

See the discussion under the heading “Shareholders Equity - Repurchase Plan” under Item 2 “Management’s Discussion and Analysis of Financial Condition and results of Operations.”

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a 14(b) or Rule 15d 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of George Boyan. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and George Boyan. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	May 5, 2021	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer