Form 10-Q
period 2021-06-30
UNITY BANCORP INC /NJ/
filed 2021-08-05
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2021 common stock, no par value: 10,369,513 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$24,527	$22,750
Federal funds sold and interest-bearing deposits	197,325	196,561
Cash and cash equivalents	221,852	219,311
Securities:
Debt securities available for sale (amortized cost of $32,888 in 2021 and $45,921 in 2020)	32,810	45,617
Securities held to maturity (fair value of $2,009 in 2021)	2,000	—
Equity securities with readily determinable fair values (amortized cost of $2,112 in 2021 and in 2020)	2,244	1,954
Total securities	37,054	47,571
Loans:
SBA loans held for sale	11,314	9,335
SBA loans held for investment	38,114	39,587
SBA PPP loans	132,375	118,257
Commercial loans	885,566	839,788
Residential mortgage loans	422,188	467,586
Consumer loans	64,557	66,100
Residential construction loans	99,874	87,164
Total loans	1,653,988	1,627,817
Allowance for loan losses	(22,801)	(23,105)
Net loans	1,631,187	1,604,712
Premises and equipment, net	19,799	20,226
Bank owned life insurance ("BOLI")	26,560	26,514
Deferred tax assets	9,377	9,183
Federal Home Loan Bank ("FHLB") stock	9,060	10,594
Accrued interest receivable	9,486	10,429
Goodwill	1,516	1,516
Prepaid expenses and other assets	7,420	8,858
Total assets	$1,973,311	$1,958,914
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$489,700	$459,677
Interest-bearing demand	208,802	204,236
Savings	518,405	455,449
Time, under $100,000	245,423	264,671
Time, $100,000 to $250,000	74,282	95,595
Time, $250,000 and over	57,704	78,331
Total deposits	1,594,316	1,557,959
Borrowed funds	165,000	200,000
Subordinated debentures	10,310	10,310
Accrued interest payable	231	248
Accrued expenses and other liabilities	14,698	16,486
Total liabilities	1,784,555	1,785,003
Shareholders’ equity:
Common stock	92,810	91,873
Retained earnings	105,811	90,669
Treasury stock	(9,668)	(7,442)
Accumulated other comprehensive loss	(197)	(1,189)
Total shareholders’ equity	188,756	173,911
Total liabilities and shareholders’ equity	$1,973,311	$1,958,914

Shares issued	11,031	10,961
Shares outstanding	10,416	10,456
Treasury shares	615	505

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
INTEREST INCOME
Federal funds sold and interest-bearing deposits	$33	$23	$57	$212
FHLB stock	53	79	116	188
Securities:
Taxable	253	437	546	948
Tax-exempt	9	17	18	39
Total securities	262	454	564	987
Loans:
SBA loans	776	709	1,559	1,694
SBA PPP loans	1,748	723	3,477	723
Commercial loans	10,734	9,815	21,210	19,748
Residential mortgage loans	4,906	5,554	10,034	11,324
Consumer loans	682	875	1,538	1,835
Residential construction loans	1,486	1,046	2,701	2,153
Total loans	20,332	18,722	40,519	37,477
Total interest income	20,680	19,278	41,256	38,864
INTEREST EXPENSE
Interest-bearing demand deposits	307	329	616	706
Savings deposits	419	547	851	1,499
Time deposits	1,171	2,454	2,634	4,900
Borrowed funds and subordinated debentures	334	423	688	989
Total interest expense	2,231	3,753	4,789	8,094
Net interest income	18,449	15,525	36,467	30,770
Provision for loan losses	—	2,500	500	4,000
Net interest income after provision for loan losses	18,449	13,025	35,967	26,770
NONINTEREST INCOME
Branch fee income	269	207	564	523
Service and loan fee income	509	390	1,133	766
Gain on sale of SBA loans held for sale, net	496	92	741	565
Gain on sale of mortgage loans, net	1,066	1,553	2,817	2,604
BOLI income	133	154	261	327
Net security gains (losses)	23	79	333	(91)
Other income	399	336	772	662
Total noninterest income	2,895	2,811	6,621	5,356
NONINTEREST EXPENSE
Compensation and benefits	6,333	5,553	12,396	10,992
Processing and communications	750	769	1,557	1,477
Occupancy	631	630	1,337	1,253
Furniture and equipment	659	641	1,308	1,296
Professional services	339	261	720	531
Advertising	403	207	671	497
Deposit insurance	225	159	439	247
Director fees	204	181	412	381
BSA expenses	282	488	450	550
Other loan expenses	165	168	308	257
Loan collection and OREO expenses	54	1	5	187
Other expenses	415	119	660	833
Total noninterest expense	10,460	9,177	20,263	18,501
Income before provision for income taxes	10,884	6,659	22,325	13,625
Provision for income taxes	2,466	1,488	5,411	3,086
Net income	$8,418	$5,171	$16,914	$10,539
Net income per common share - Basic	$0.81	$0.48	$1.62	$0.97
Net income per common share - Diluted	$0.80	$0.47	$1.60	$0.96
Weighted average common shares outstanding – Basic	10,427	10,792	10,432	10,838
Weighted average common shares outstanding – Diluted	10,569	10,888	10,567	10,962

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2021			June 30, 2020
					Income tax
	Before tax	Income tax	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	expense	amount	amount	(benefit)	amount
Net income	$10,884	2,466	8,418	$6,659	1,488	5,171
Other comprehensive income (loss) income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	164	45	119	497	135	362
Less: reclassification adjustment for gains on securities included in net income	23	5	18	79	17	62
Total unrealized gains on securities available for sale	141	40	101	418	118	300
Adjustments related to defined benefit plan:
Amortization of prior service cost	311	88	223	21	6	15
Total adjustments related to defined benefit plan	311	88	223	21	6	15
Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	18	5	13	(340)	(99)	(241)
Total unrealized gains (losses) on cash flow hedges	18	5	13	(340)	(99)	(241)
Total other comprehensive income (loss)	470	133	337	99	25	74
Total comprehensive income	$11,354	$2,599	$8,755	$6,758	$1,513	$5,245

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
	June 30, 2021			June 30, 2020
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$22,325	$5,411	$16,914	$13,625	$3,086	$10,539
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	559	134	425	331	100	231
Less: reclassification adjustment for gains (losses) on securities included in net income	333	70	263	(91)	(19)	(72)
Total unrealized gains on securities available for sale	226	64	162	422	119	303
Adjustments related to defined benefit plan:
Amortization of prior service cost	332	94	238	42	12	30
Total adjustments related to defined benefit plan	332	94	238	42	12	30
Net unrealized losses from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	825	233	592	(1,750)	(505)	(1,245)
Total unrealized gains (losses) on cash flow hedges	825	233	592	(1,750)	(505)	(1,245)
Total other comprehensive income (loss)	1,383	391	992	(1,286)	(374)	(912)
Total comprehensive income	$23,708	$5,802	$17,906	$12,339	$2,712	$9,627

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

				Accumulated
				other			Total
	Stock		Retained	comprehensive		Treasury	shareholders’
(In thousands)	Shares	Amount	earnings	(loss) income	aa	stock	equity
Balance, December 31, 2020	10,456	$91,873	$90,669	$(1,189)		$(7,442)	$173,911
Net income	—	—	8,496	—		—	8,496
Other comprehensive income, net of tax	—	—	—	655		—	655
Dividends on common stock ($0.08 per share)	—	30	(834)	—		—	(804)
Common stock issued and related tax effects (1)	36	277	—	—		—	277
Acquisition of treasury stock, at cost	(70)	—	—	—		(1,349)	(1,349)
Balance, March 31, 2021	10,422	92,180	98,331	(534)		(8,791)	181,186
Net income	—	—	8,418	—		—	8,418
Other comprehensive loss, net of tax	—	—	—	337		—	337
Dividends on common stock ($0.09 per share)	—	33	(938)	—		—	(905)
Common stock issued and related tax effects (1)	34	597	—	—		—	597
Acquisition of treasury stock, at cost	(40)	—	—	—		(877)	(877)
Balance, June 30, 2021	10,416	92,810	105,811	(197)		(9,668)	188,756

				Accumulated
				other			Total
	Stock		Retained	comprehensive	Treasury		shareholders’
(In thousands)	Shares	Amount	earnings	income (loss)	stock	aa	equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—		$160,709
Net income	—	—	5,368	—	—		5,368
Other comprehensive loss, net of tax	—	—	—	(986)	—		(986)
Dividends on common stock ($0.08 per share)	—	30	(871)	—	—		(841)
Common stock issued and related tax effects (1)	13	227	—	—	—		227
Acquisition of treasury stock, at cost	(11)	—	—	—	(172)		(172)
Balance, March 31, 2020	10,883	90,370	74,939	(832)	(172)		164,305
Net income	—	—	5,171	—	—		5,171
Other comprehensive loss, net of tax	—	—	—	74	—		74
Dividends on common stock ($0.08 per share)	—	29	(857)	—	—		(828)
Common stock issued and related tax effects (1)	45	704	—	—	—		704
Acquisition of treasury stock, at cost	(200)	—	—	—	(2,819)		(2,819)
Balance, June 30, 2020	10,728	91,103	79,253	(758)	(2,991)		166,607

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$16,914	$10,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	4,000
Net amortization of purchase premiums and discounts on securities	123	115
Depreciation and amortization	583	791
PPP deferred fees and costs	1,707	4,419
Deferred income tax benefit	(585)	(1,343)
Net security gains	(43)	(306)
Stock compensation expense	784	707
Valuation writedowns on OREO	—	200
Gain on sale of mortgage loans, net	(3,467)	(1,861)
Gain on sale of SBA loans held for sale, net	(741)	(565)
Origination of mortgage loans sold	(183,843)	(105,855)
Origination of SBA loans held for sale	(7,178)	(3,150)
Proceeds from sale of mortgage loans, net	187,310	107,716
Proceeds from sale of SBA loans held for sale, net	6,466	7,095
BOLI income	(261)	(327)
Net change in other assets and liabilities	1,446	(2,746)
Net cash provided by operating activities	19,715	19,429
INVESTING ACTIVITIES
Purchases of securities held to maturity	(5,836)	—
Purchases of securities available for sale	(3,500)	(2,717)
Purchases of FHLB stock, at cost	(29,741)	(39,430)
Maturities and principal payments on securities held to maturity	3,836	—
Maturities and principal payments on debt securities available for sale	9,406	8,471
Proceeds from sales of debt securities available for sale	7,048	6,029
Proceeds from sales of equity securities	—	111
Proceeds from redemption of FHLB stock	31,275	41,985
Proceeds from sale of OREO	—	812
Net increase in SBA PPP loans	(15,962)	(140,516)
Net increase in loans	(11,037)	(34,351)
Proceeds from BOLI	215	215
Proceeds from sale of premises and equipment	20	—
Purchases of premises and equipment	(411)	(278)
Net cash used in investing activities	(14,687)	(159,669)
FINANCING ACTIVITIES
Net increase in deposits	36,357	233,343
Proceeds from new borrowings	125,000	183,000
Repayments of borrowings	(160,000)	(243,000)
Proceeds from exercise of stock options	268	396
Fair market value of shares withheld to cover employee tax liability	(177)	(172)
Dividends on common stock	(1,709)	(1,669)
Purchase of treasury stock	(2,226)	(2,991)
Net cash provided by financing activities	(2,487)	168,907
Increase in cash and cash equivalents	2,541	28,667
Cash and cash equivalents, beginning of period	219,311	158,016
Cash and cash equivalents, end of period	$221,852	$186,683
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,806	$8,321
Income taxes paid	6,780	3,632
Noncash investing activities:
Transfer of SBA loans held for sale to held to maturity	—	1,204
Capitalization of servicing rights	$125	$578

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2021

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. The markets served by the Company were significantly impacted by the COVID-19 pandemic, which started during the first quarter of 2020. The Company continues to assess the financial impact of the COVID-19 pandemic.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected local, national and global economic activity. Actions taken to help mitigate the spread of COVID-19 included restrictions on travel, localized quarantines, and government-mandated closures of certain businesses. The spread of the outbreak caused significant disruptions to the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates.

On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent. This range was further reduced to 0 percent to 0.25 percent on March 16, 2020. On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. These reductions in interest rates and other effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated debentures, what rate or rates may become accepted alternatives to LIBOR or the effect of any changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$8,418	$5,171	$16,914	$10,539
Weighted average common shares outstanding - Basic	10,427	10,792	10,432	10,838
Plus: Potential dilutive common stock equivalents	142	96	135	124
Weighted average common shares outstanding - Diluted	10,569	10,888	10,567	10,962
Net income per common share - Basic	$0.81	$0.48	$1.62	$0.97
Net income per common share - Diluted	0.80	0.47	1.60	0.96
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	247	450	262	403

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

For the quarter ended June 30, 2021, the Company reported income tax expense of $2.5 million for an effective tax rate of 22.7 percent, compared to an income tax expense of $1.5 million and an effective tax rate of 22.3 percent for the prior year’s quarter. For the six months ended June 30, 2021, the Company reported income tax expense of $5.4 million for an effective tax rate of 24.2 percent, compared to an income tax expense of $3.1 million and an effective tax rate of 22.6 percent for the six months ended June 30, 2021. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or the six months ended June 30, 2021 or 2020. The Company did not have an accrual for uncertain tax positions as of June 30, 2021 or December 31,2020, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2016 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, net of tax:

	For the three months ended June 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(153)	$(223)	$(158)	$(534)
Other comprehensive income before reclassifications	119	—	13	132
Less amounts reclassified from accumulated other comprehensive income (loss)	18	(223)	—	(205)
Period change	101	223	13	337
Balance, end of period	$(52)	$—	$(145)	$(197)

	For the three months ended June 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	losses	other
	gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$284	$(280)	$(836)	$(832)
Other comprehensive income (loss) before reclassifications	362	—	(241)	121
Less amounts reclassified from accumulated other comprehensive income (loss)	62	(15)	—	47
Period change	300	15	(241)	74
Balance, end of period	$584	$(265)	$(1,077)	$(758)

	For the six months ended June 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(214)	$(238)	$(737)	$(1,189)
Other comprehensive income before reclassifications	425	—	592	1,017
Less amounts reclassified from accumulated other comprehensive income (loss)	263	(238)	—	25
Period change	162	238	592	992
Balance, end of period	$(52)	$—	$(145)	$(197)

	For the six months ended June 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (loss) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period	$281	$(295)	$168	$154
Other comprehensive income (loss) before reclassifications	231	—	(1,245)	(1,014)
Less amounts reclassified from accumulated other comprehensive loss	(72)	(30)	—	(102)
Period change	303	30	(1,245)	(912)
Balance, end of period	$584	$(265)	$(1,077)	$(758)

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

As of June 30, 2021, the fair value of the Company’s AFS debt securities portfolio was $32.8 million. Approximately 39 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $12.9 million at June 30, 2021. Approximately $12.7 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2021. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at June 30, 2021, which were previously classified as Level 2 assets.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period (1)	$4,538	$6,238	$4,400	$6,238
Purchases/additions	—	—	—	—
Sales/reductions	—	—	—	—
Realized gains (losses)	—	—	—	—
Unrealized gains	137	5	275	5
Balance at end of period	$4,675	$6,243	$4,675	$6,243

(1) Includes AFS debt securities classified as Level 2 at December 31, 2020, which were transferred to Level 3 during the three months ended June 30, 2021.

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

As of June 30, 2021, the fair value of the Company’s equity securities portfolio was $2.2 million.

All of the Company’s equity securities were classified as Level 2 assets at June 30, 2021. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2021, as compared to the periods ended December 31, 2020 and June 30, 2020.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
State and political subdivisions	$1,312	$—	$1,312	$—
Residential mortgage-backed securities	12,883	—	12,883	—
Corporate and other securities	18,615	—	13,940	4,675
Total debt securities available for sale	$32,810	$—	$28,135	$4,675

Equity securities with readily determinable fair values	2,244	—	2,244	—
Total equity securities	$2,244	$—	$2,244	$—

Loans held for sale	13,396	—	13,396	—
Total loans held for sale	$13,396	$—	$13,396	$—

Interest rate swap agreements	(202)	—	(202)	—
Total swap agreements	$(202)	$—	$(202)	$—

	Fair value Measurements at December 31, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,003	$—	$2,003	$—
State and political subdivisions	2,969	—	2,969	—
Residential mortgage-backed securities	17,410	—	17,410	—
Corporate and other securities	23,235	—	18,835	4,400
Total debt securities available for sale	$45,617	$—	$41,217	$4,400

Equity securities with readily determinable fair values	1,954	—	1,954	—
Total equity securities	$1,954	$—	$1,954	$—

Loans held for sale	10,712	—	10,712	—
Total loans held for sale	$10,712	$—	$10,712	$—

Interest rate swap agreements	(1,026)	—	(1,026)	—
Total swap agreements	$(1,026)	$—	$(1,026)	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at June 30, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	$10,478	$—	$—	$10,478	$(716)

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Financial assets:
OREO	$—	$—	$—	$—	$(225)
Impaired collateral-dependent loans	11,959	—	—	11,959	3,693

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At June 30, 2021, the valuation allowance for impaired loans was $3.4 thousand, a decrease of $716 thousand from $4.1 thousand at December 31, 2020.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2021 and December 31, 2020 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At each of June 30, 2021 and Dember 31, 2020, the Bank had standby letters of credit outstanding of $4.5 million. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$221,852	$221,852	$219,311	$219,311
Securities (1)	Level 2	37,054	35,054	47,571	47,571
SBA loans held for sale	Level 2	11,314	13,396	9,335	10,712
Loans, net of allowance for loan losses (2)	Level 2	1,619,873	1,634,039	1,595,377	1,613,593
FHLB stock	Level 2	9,060	9,060	10,594	10,594
Servicing assets	Level 3	1,476	1,476	1,857	1,857
Accrued interest receivable	Level 2	9,486	9,486	10,429	10,429
Financial liabilities:
Deposits	Level 2	1,594,316	1,593,544	1,557,959	1,561,502
Borrowed funds and subordinated debentures	Level 2	175,310	176,552	210	212,358
Accrued interest payable	Level 2	231	231	248	248

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $4.7 million and market values of $4.4 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $10.5 million and $12.0 million at June 30, 2021 and December 31, 2020, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$2,000	$3	$—	$2,003
State and political subdivisions	1,293	19	—	1,312	2,935	34	—	2,969
Residential mortgage-backed securities	12,412	471	—	12,883	16,765	645	—	17,410
Corporate and other securities	19,183	196	(764)	18,615	24,221	132	(1,118)	23,235
Total debt securities available for sale	$32,888	$686	$(764)	$32,810	$45,921	$814	$(1,118)	$45,617
Held to maturity:
U.S. Government sponsored entities	$2,000	$9	$—	$2,009	$—	$—	$—	$—
Total securities held to maturity	$2,000	$9	$—	$2,009	$—	$—	$—	$—
Equity securities:
Total equity securities	$2,112	$205	$(73)	$2,244	$2,112	$—	$(158)	$1,954

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at June 30, 2021 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
State and political subdivisions	$201	3.85%	$627	3.23%	$—	—%	$484	2.74%	$1,312	3.14%
Residential mortgage-backed securities	3	4.68	452	2.88	1,286	2.25	11,142	1.89	12,883	1.96
Corporate and other securities	—	—	—	—	12,440	4.56	6,175	2.79	18,615	3.70
Total debt securities available for sale	$204	3.86%	$1,079	3.08%	$13,726	4.34%	$17,801	2.22%	$32,810	3.15%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$2,000	2.49%	$2,000	2.49%
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$2,000	2.49%	$2,000	2.49%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$2,244	2.35%	$2,244	2.35%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	6	$2,396	$(104)	$7,892	$(660)	$10,288	$(764)
Total temporarily impaired securities	6	$2,396	$(104)	$7,892	$(660)	$10,288	$(764)

	December 31, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)
Total temporarily impaired securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2021 or December 31, 2020.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2021 or December 31, 2020.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2021 or December 31, 2020. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of June 30, 2021 or December 31, 2020.

Realized Gains and Losses

Gross realized gains and losses on securities for the three and six months ended June 30, 2021 and 2020 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Available for sale:
Realized gains	$—	$5	$43	$301
Realized losses	—	—	—	—
Total debt securities available for sale	—	5	43	301
Net gains on sales of securities	$—	$5	$43	$301

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no gross realized gains and $43 thousand of gross realized gains during the three and six months ended June 30, 2021, compared to $5 thousand and $301 thousand of gross realized gains during the same period a year ago. There were no gross realized losses for the three and six months ended June 30, 2021, or 2020.

For the six months ended June 30, 2021, the net gain is attributed to:

●	the sale of six corporate bonds with a total book value of $7.0 million and resulting gains of $39 thousand, and
●	the call of one taxable municipal security with a book value of $496 thousand and resulting gains of $4 thousand.

For the six months ended June 30, 2020, the net gain is attributed to:

●	the sale of one corporate bond with a book value of $2.2 million and resulting gains of $61 thousand,
●	three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand,
●	one tax-exempt municipal security with a book value of $456 thousand and resulting gains of $140 thousand, and
●	the call of three tax-exempt municipal securities with a total book value of $3.8 million and resulting gains of $16 thousand.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$(100)	$74	$290	$(397)
Net gains recognized during the period on equity securities sold during the period	—	—	—	5
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(100)	$74	$290	$(392)

Pledged Securities

Securities with a carrying value of $1.4 million and $1.6 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
SBA loans held for investment	$38,114	$39,587
SBA PPP loans	132,375	118,257
Commercial loans
SBA 504 loans	22,155	19,681
Commercial other	113,778	118,280
Commercial real estate	676,383	630,423
Commercial real estate construction	73,250	71,404
Residential mortgage loans	422,188	467,586
Consumer loans
Home equity	63,390	62,549
Consumer other	1,167	3,551
Residential construction loans	99,874	87,164
Total loans held for investment	$1,642,674	$1,618,482
SBA loans held for sale	11,314	9,335
Total loans	$1,653,988	$1,627,817

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board (“FRB”) and other federal banking agencies have implemented or may implement.

The CARES Act provided assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds were provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. Applications for the Second Draw PPP loans started on January 13, 2021 and were available until March 31, 2021.

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

Residential Mortgage, Consumer and Residential Construction Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans and residential construction lines. The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and the Company’s relationship with the borrower.

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

For residential mortgage, consumer and residential construction loans, management uses performing versus nonperforming as the best indicator of credit quality. Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. These credit quality indicators are updated on an ongoing basis, as a loan is placed on nonaccrual status as soon as management believes there is sufficient doubt as to the ultimate ability to collect interest on a loan.

At June 30, 2021, there were $2.4 million of residential consumer loans in the process of foreclosure, compared to $4.8 million at December 31, 2020.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2021:

	June 30, 2021
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$36,714	$524	$876	$38,114
SBA PPP loans	132,375	—	—	132,375
Commercial loans
SBA 504 loans	22,155	—	—	22,155
Commercial other	102,994	7,582	3,202	113,778
Commercial real estate	648,520	22,285	5,578	676,383
Commercial real estate construction	73,250	—	—	73,250
Total commercial loans	846,919	29,867	8,780	885,566
Total SBA and commercial loans	$1,016,008	$30,391	$9,656	$1,056,055

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$418,145	$4,043	$422,188
Consumer loans
Home equity		63,390	—	63,390
Consumer other		1,164	3	1,167
Total consumer loans		64,554	3	64,557
Residential construction loans		97,585	2,289	99,874
Total residential mortgage, consumer and residential construction loans		$580,284	$6,335	$586,619

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2020:

	December 31, 2020
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$36,991	$525	$2,071	$39,587
SBA PPP loans	118,257	—	—	118,257
Commercial loans
SBA 504 loans	19,681	—	—	19,681
Commercial other	109,672	5,533	3,075	118,280
Commercial real estate	603,482	25,206	1,735	630,423
Commercial real estate construction	71,404	—	—	71,404
Total commercial loans	804,239	30,739	4,810	839,788
Total SBA and commercial loans	$959,487	$31,264	$6,881	$997,632

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$462,369	$5,217	$467,586
Consumer loans
Home equity		61,254	1,295	62,549
Consumer other		3,551	—	3,551
Total consumer loans		64,805	1,295	66,100
Residential construction loans		85,414	1,750	87,164
Total residential mortgage, consumer and residential construction loans		$612,588	$8,262	$620,850

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$962	$—	$—	$1,713	$2,675	$35,439	$38,114
SBA PPP loans	—	—	—	—	—	132,375	132,375
Commercial loans
SBA 504 loans	—	—	—	—	—	22,155	22,155
Commercial other	201	71	—	132	404	113,374	113,778
Commercial real estate	625	572	—	1,505	2,702	673,681	676,383
Commercial real estate construction	—	—	—	—	—	73,250	73,250
Residential mortgage loans	4,772	155	574	4,043	9,544	412,644	422,188
Consumer loans
Home equity	1,325	178	—	—	1,503	61,887	63,390
Consumer other	—	—	—	3	3	1,164	1,167
Residential construction loans	1,435	—	—	2,289	3,724	96,150	99,874
Total loans held for investment	9,320	976	574	9,685	20,555	1,622,119	1,642,674
SBA loans held for sale	—	—	—	—	—	11,314	11,314
Total loans	$9,320	$976	$574	$9,685	$20,555	$1,633,433	$1,653,988

(1)	At June 30, 2021, nonaccrual loans included $139 thousand of loans guaranteed by the SBA.

	December 31, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$792	$1,280	$—	$2,473	$4,545	$35,042	$39,587
SBA PPP loans	—	—	—	—		118,257	118,257
Commercial loans
SBA 504 loans	—	—	—	—	—	19,681	19,681
Commercial other	186	201	—	266	653	117,627	118,280
Commercial real estate	3,109	1,971	—	1,059	6,139	624,284	630,423
Commercial real estate construction	1,047	—	—	—	1,047	70,357	71,404
Residential mortgage loans	3,232	2,933	262	5,217	11,644	455,942	467,586
Consumer loans
Home equity	393	—	187	1,295	1,875	60,674	62,549
Consumer other	3	1	—	—	4	3,547	3,551
Residential construction loans	120	796	—	1,750	2,666	84,498	87,164
Total loans held for investment	8,882	7,182	449	12,060	28,573	1,589,909	1,618,482
SBA loans held for sale	448	—	—	—	448	8,887	9,335
Total loans	$9,330	$7,182	$449	$12,060	$29,021	$1,598,796	$1,627,817

(1)	At December 31, 2020, nonaccrual loans included $371 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2021:

	June 30, 2021
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$739	$640	$—
Commercial loans
Commercial real estate	2,641	2,642	—
Total commercial loans	2,641	2,642	—
Residential mortgage loans	3,831	3,756	—
Consumer loans
Home equity	427	427	—
Residential construction loans	2,289	2,289	—
Total impaired loans with no related allowance	9,927	9,754	—

With an allowance:
SBA loans held for investment (1)	1,404	934	467
Commercial loans
Commercial other	2,745	2,745	2,745
Commercial real estate	994	146	146
Total commercial loans	3,739	2,891	2,891
Residential mortgage loans	287	287	30
Consumer loans
Consumer other	3	3	3
Total impaired loans with a related allowance	5,433	4,115	3,391

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,143	1,574	467
Commercial loans
Commercial other	2,745	2,745	2,745
Commercial real estate	3,635	2,788	146
Total commercial loans	6,380	5,533	2,891
Residential mortgage loans	4,118	4,043	30
Consumer loans
Home equity	427	427	—
Consumer other	3	3	3
Residential construction loans	2,289	2,289	—
Total individually evaluated impaired loans	$15,360	$13,869	$3,391

(1)	Balances are reduced by amount guaranteed by the SBA of $139 thousand at June 30, 2021.

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2020:

	December 31, 2020
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,799	$1,698	$—
Commercial loans
Commercial real estate	1,462	1,462	—
Total commercial loans	1,462	1,462	—
Residential mortgage loans	4,080	3,975	—
Consumer loans
Home equity	1,295	1,295	—
Residential construction loans	1,750	1,750	—
Total impaired loans with no related allowance	10,386	10,180	—

With an allowance:
SBA loans held for investment (1)	434	404	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	1,730	1,080	576
Total commercial loans	4,890	4,240	3,682
Residential mortgage loans	1,242	1,242	101
Total impaired loans with a related allowance	6,566	5,886	4,107

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,233	2,102	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	3,192	2,542	576
Total commercial loans	6,352	5,702	3,682
Residential mortgage loans	5,322	5,217	101
Consumer loans
Home equity	1,295	1,295	—
Residential construction loans	1,750	1,750	—
Total individually evaluated impaired loans	$16,952	$16,066	$4,107

(1)	Balances are reduced by amount guaranteed by the SBA of $371 thousand at December 31, 2020.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the three and six months ended June 30, 2021 and 2020. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized. The interest income recognized on impaired loans noted below represents primarily accruing TDRs and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the three months ended June 30,
	2021		2020
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,334	$64	$1,265	$3
Commercial loans
Commercial other	271	6	99	12
Commercial real estate	2,121	30	1,282	33
Residential mortgage loans	4,983	—	6,054	52
Consumer loans
Home equity	444	5	505	4
Residential construction loans	2,805	10	—	—
Total	$11,958	$115	$9,205	$104

(1)	Balances are reduced by the average amount guaranteed by the SBA of $139 thousand and $655 thousand for the three months ended June 30, 2021 and 2020, respectively.

	For the six months ended June 30,
	2021		2020
		Interest		Interest
		income		income
	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,618	$81	$1,197	$6
Commercial loans
SBA 504 loans	—	—	300	32
Commercial other	322	9	52	21
Commercial real estate	2,179	85	1,165	45
Residential mortgage loans	5,272	—	5,875	81
Consumer loans
Home equity	644	23	424	9
Consumer other	—	—	38	—
Residential construction loans	2,707	20	—	—
Total	$12,742	$218	$9,051	$194

(1)	Balances are reduced by the average amount guaranteed by the SBA of $216 thousand and $418 thousand for the six months ended June 30, 2021 and 2020, respectively.

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

TDRs of $1.1 million and $663 thousand are included in the impaired loan numbers as of June 30, 2021 and December 31, 2020, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At June 30, 2021 and December 31, 2020, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

There were two loans modified as TDRs during the six months ended June 30, 2021. There were no loans modified during the six months ended June 30, 2020 that were deemed to be TDRs. The following table details loans modified during the six months ended June 30, 2021, including the number of modifications and the recorded investment at the time of the modification:

	For the six months ended June 30, 2021
	Number of	Recorded investment
(In thousands, except number of contracts)	contracts	at time of modification
Home equity	2	$427
Total	2	$427

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the six months ended June 30, 2021. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

NOTE 9. Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

Allowance for Loan Losses

The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for loan losses is reviewed by management on a quarterly basis. For purposes of determining the allowance for loan losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA 7(a), commercial, residential mortgages, consumer, and residential construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following five classes: commercial real estate, commercial real estate construction, unsecured business line of credit, commercial other, and SBA 504. Consumer loans are divided into two classes as follows:  home equity and other.

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

●	For SBA 7(a) and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.
●	For residential mortgage, consumer, and residential construction loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as credit score, delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,654	$14,727	$5,009	$549	$1,026	$22,965
Charge-offs	(164)	(20)	—	—	—	(184)
Recoveries	19	1	—	—	—	20
Net charge-offs	(145)	(19)	—	—	—	(164)
Provision for (credit to) loan losses charged to expense	177	303	(405)	52	(127)	—
Balance, end of period	$1,686	$15,011	$4,604	$601	$899	$22,801

	For the three months ended June 30, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,005	$10,129	$4,763	$671	$808	$17,376
Charge-offs	—	(219)	—	—	—	(219)
Recoveries	75	502	—	—	—	577
Net recoveries	75	283	—	—	—	358
Provision for (credit to) loan losses charged to expense	(76)	1,924	676	(60)	36	2,500
Balance, end of period	$1,004	$12,336	$5,439	$611	$844	$20,234

	For the six months ended June 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(446)	(393)	—	(1)	—	(840)
Recoveries	34	2	—	—	—	36
Net charge-offs	(412)	(391)	—	(1)	—	(804)
Provision for (credit to) loan losses charged to expense	797	410	(714)	(79)	86	500
Balance, end of period	$1,686	$15,011	$4,604	$601	$899	$22,801

	For the six months ended June 30, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$625	$715	$16,395
Charge-offs	(25)	(519)	(200)	—	—	(744)
Recoveries	80	503	—	—	—	583
Net (charge-offs) recoveries	55	(16)	(200)	—	—	(161)
Provision for (credit to) loan losses charged to expense	(130)	2,630	1,385	(14)	129	4,000
Balance, end of period	$1,004	$12,336	$5,439	$611	$844	$20,234

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$467	$2,891	$30	$3	$—	$3,391
Collectively evaluated for impairment	1,219	12,120	4,574	598	899	19,410
Total	$1,686	$15,011	$4,604	$601	$899	$22,801
Loan ending balances:
Individually evaluated for impairment	$1,574	$5,533	$4,043	$430	$2,289	$13,869
Collectively evaluated for impairment	168,915	880,033	418,145	64,127	97,585	1,628,805
Total	$170,489	$885,566	$422,188	$64,557	$99,874	$1,642,674

	December 31, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$324	$3,682	$101	$—	$—	$4,107
Collectively evaluated for impairment	977	11,310	5,217	681	813	18,998
Total	$1,301	$14,992	$5,318	$681	$813	$23,105
Loan ending balances:
Individually evaluated for impairment	$2,102	$5,702	$5,217	$1,295	$1,750	$16,066
Collectively evaluated for impairment	155,742	834,086	462,369	64,805	85,414	1,602,416
Total	$157,844	$839,788	$467,586	$66,100	$87,164	$1,618,482

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At June 30, 2021, a $346 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020, due to a larger loan portfolio requiring a larger general reserve.

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

At June 30, 2021, the Company had 3 interest rate swaps designed as cash flow hedging instruments with notional amounts totaling $60.0 million, compared to 5 with notional amounts totaling $80.0 million at December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had $1.5 million in cash collateral pledged for these derivatives which was included in federal funds sold and interest-bearing deposits. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2021 and December 31, 2020, respectively is as follows:

(In thousands, except percentages and years)	June 30, 2021	December 31, 2020
Notional amount	$60,000	$80,000
Fair value	$(202)	$(1,026)
Weighted average pay rate	1.05%	1.19%
Weighted average receive rate	0.18%	0.89%
Weighted average maturity in years	1.85	2.20
Number of contracts	3	5

During the three and six months ended June 30, 2021, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2021 and December 31, 2020, the unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2021 and 2020, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Gain (loss) recognized in OCI on derivatives	$17	$(340)	$824	$(1,750)

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the six months ended June 30, 2021 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2020	672,800	$16.42	6.8	$1,952,568
Options granted	89,000	19.21
Options exercised	(36,598)	7.31
Options forfeited	(2,000)	18.64
Options expired	—	—
Outstanding at June 30, 2021	723,202	$17.22	7.0	$3,539,123
Exercisable at June 30, 2021	447,048	$15.58	5.8	$2,905,420

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of June 30, 2021, 281,500 options and 83,150 shares of restricted stock have been awarded from the plan. In addition, 2,000 unvested options and 1,500 unvested shares of restricted stock were cancelled and returned to the plan leaving 138,850 shares available for future grants.

The fair values of the options granted during the three and six months ended June 30, 2021 and 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during the three months ended June 30, 2021 or 2020:

	For the six months ended June 30,
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Number of options exercised	24,131	49,111	36,598	54,611
Total intrinsic value of options exercised	$347,759	$388,981	$517,782	$475,222
Cash received from options exercised	$187,513	$361,253	$267,626	$395,518
Tax deduction realized from options	$61,462	$113,952	$112,613	$139,216

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$0.00 - $6.00	19,869	1.6	$5.47	19,869	$5.47
$6.01 - $12.00	135,800	3.9	8.85	135,800	8.86
$12.01 - $18.00	132,533	7.6	16.37	69,201	15.72
$18.01 - $24.00	435,000	8.0	20.62	222,178	20.56
Total	723,202	7.0	$17.22	447,048	$15.58

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2021 and 2020 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Compensation expense	$222,545	$180,785	$430,147	$373,274
Income tax benefit	$64,316	$52,247	$124,313	$107,876

As of June 30, 2021 unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.5 million. That cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2021:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2020	87,972	$19.26
Granted	40,000	19.99
Cancelled	(1,500)	15.09
Vested	(26,633)	18.76
Nonvested restricted stock at June 30, 2021	99,839	$19.75

Restricted stock awards granted during the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Number of shares granted	10,000	—	40,000	15,000
Average grant date fair value	$21.60	$—	$19.99	$16.63

Compensation expense related to restricted stock for the three and six months ended June 30, 2021 and 2020 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Compensation expense	$187,401	$161,173	$353,750	$334,078
Income tax benefit	$54,159	$46,580	$102,234	$96,549

As of June 30, 2021, there was approximately $1.7 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The

Bank contributed $199 thousand and $186 thousand to the Plan during the three months ended June 30, 2021 and 2020, respectively, and $459 thousand and $371 thousand during the six months ended June 30, 2021 and 2020, respectively.

Deferred Compensation Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $388 thousand and $30 thousand during the three months ended June 30, 2021 and 2020, respectively, and $516 thousand and $522 thousand during the six months ended June 30, 2021 and 2020, respectively. The interest paid on the deferred balances totaled $40 thousand and $33 thousand during the three months ended June 30, 2021 and 2020, respectively, and $68 thousand and $62 thousand during the six months ended June 30, 2021 and 2020 respectively. The deferred balances distributed totaled $3 thousand during the three months ended June 30, 2021 and 2020, respectively, and $6 thousand during the six months ended June 30, 2021 and 2020, respectively.

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

No contributions or payments have been made during the three and six months ended June 30, 2021. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Service cost (1)	$(35)	$32	$(69)	$63
Interest cost	35	37	69	74
Amortization of prior service cost (2)	311	21	332	42
Net periodic benefit cost	$311	$90	$332	$179

(1)	Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.
(2)	Prior service cost fully amortized as of June 30, 2021

The following table summarizes the changes in benefit obligations of the defined benefit plan during the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
(In thousands)	2021	2020
Benefit obligation, beginning of year	$3,845	$3,571
Service cost (1)	(69)	63
Interest cost	69	74
Benefit obligation, end of period	$3,845	$3,708

(1)	Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

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

As of June 30, 2021, the Company had total year to date expenses of $60 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $1 thousand for the three months ended June 30, 2021 and 2020, and $3 thousand for the six months ended June 30, 2021 and 2020, respectively.

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

On April 6, 2020, the federal banking regulators, implemented the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR was 8% beginning in the second quarter and for the remainder of calendar year 2020, and will be 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under the Basel III rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and will therefore not be required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at June 30, 2021 and at December 31, 2020:

	At June 30, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.31%	9.95%	10.09%	9.80%

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

Operating lease ROU assets totaled $2.1 million at June 30, 2021, compared to $2.4 million at December 31, 2020. As of June 30, 2021, operating lease liabilities totaled $2.2 million, compared to $2.4 million at December 31, 2020.

The table below summarizes our net lease cost:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$149	$148	$298	$295
Net lease cost	$149	$148	$298	$295

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$142	$290	$283

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	June 30, 2021	December 31, 2020
Weighted average remaining lease term in years	5.66	5.96
Weighted average discount rate	5.50%	5.45%
Operating lease right-of-use assets	$2,127	$2,365

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	June 30, 2021
2021 (excluding the six months ended June 30, 2021)	$266
2022	477
2023	410
2024	361
2025	371
2026 and thereafter	664
Total lease payments	$2,549
Less: Interest	(362)
Present value of lease liabilities	$2,187

As of June 30, 2021, the Company had not entered into any material leases that have not yet commenced.

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through the Internet and its nineteen branch offices located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania. These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios.

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

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. In response to the COVID-19 pandemic, many businesses have been faced with restrictions in an effort to prioritize public health. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies has impacted many of the Company’s customers.

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

The full impact of the pandemic remains unknown and continues to evolve. The outbreak has had a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. Although the COVID-19 pandemic continues, the restrictions that have been in place for over a year are beginning to loosen in many areas as vaccines are administered and people start to feel safer. It is still unknown what changes in the behavior of customers, businesses and their employees will result from the COVID-19 pandemic. While states have re-opened, there is a continuing risk of increased infection and a reinstitution of restrictions on businesses and social activity. Any such new restrictions may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which remain uncertain. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various relief programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board (“FRB”) and other federal banking agencies have implemented or may implement.

The CARES Act provided assistance to small businesses through the establishment of the Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds were provided in the form of loans that would be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended to August 8, 2020, and then reopened pursuant to the terms of the Economic Aid Act discussed below. As an existing SBA 7(a) lender, the Company opted to participate in the program.

The Company approved 1,224 applications and provided fundings of approximately $143.0 million during the year ended December 31, 2020. The Company has $37.9 million of PPP loans originated under the CARES Act remaining on our balance sheet as of June 30, 2021 and believes that the majority of these loans will be forgiven by the SBA.

Economic Aid Act

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law. It provided additional assistance to the hardest-hit small businesses, nonprofits, and venues that were struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provided funding for a second round of PPP loans for small businesses and nonprofits experiencing significant revenue losses, made programmatic improvements to PPP, funded grants to shuttered venues, and enacted emergency enhancements to other SBA lending programs.

The PPP allowed certain eligible borrowers that previously received a PPP loan to apply for a Second Draw PPP Loan with the same general loan terms as their First Draw PPP Loan, and for borrowers that did not initially receive a PPP loan to apply for one. Most small businesses with 300 or fewer employees that could demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 were eligible. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021. The Company participated in the re-opened PPP loan process.

The Company approved 952 applications and provided fundings of approximately $100.9 million. As of June 30, 2021, the Company has $94.5 million of PPP loans originated under the Economic Aid Act in its portfolio.

Deferrals

On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019, are not TDRs.

Beginning in March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs, in accordance with regulatory guidance and the CARES Act. The table below summarizes the loans that are in deferral as of June 30, 2021:

(In thousands)	Total loan portfolio balance	Unpaid principal balance of full deferrals	Unpaid principal balance of principal only deferrals	Unpaid principal balance of deferrals	% total deferrals to total loans
SBA loans held for sale	$11,314	$—	$—	$—	0.00%
SBA loans held for investment	38,114	—	—	—	0.00
SBA PPP loans	132,375	—	—	—	0.00
Commercial loans	885,566	—	5,508	5,508	0.62
Residential mortgage loans	422,188	231	—	231	0.05
Consumer loans	64,557	—	—	—	0.00
Residential construction loans	99,874	—	—	—	0.00
Total loans	$1,653,988	$231	$5,508	$5,739	0.35%

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

Earnings Summary

Net income totaled $8.4 million, or $0.80 per diluted share for the quarter ended June 30, 2021, compared to $5.2 million, or $0.47 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.77 percent and 18.29 percent, respectively, compared to 1.19 percent and 12.59 percent for the same period a year ago.

Second quarter highlights include:

●	Net interest income increased 18.8 percent compared to the prior year’s quarter due to SBA PPP loans, commercial loan growth and a reduction in the cost of funds.
●	Net interest margin equaled 4.03 percent this quarter compared to 3.73 percent in the prior years’ quarter.
●	The Company reported no provision for loan losses for the quarter ended June 30, 2021, compared to $2.5 million in the prior year’s quarter. The decrease was due to an improved economic environment.
●	Noninterest income increased 3.0 percent compared to the prior year’s quarter primarily due to increased gains on SBA loan sales.
●	Noninterest expense increased 14.0 percent compared to the prior year’s quarter primarily due to increased expenses related to a one time deferred compensation adjustment, increased salary, compensation and benefit expenses from increased branch network, lending and support staff as the workforce returns, and increased advertising expenses.
●	The effective tax rate was 22.7 percent compared to 22.3 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income per common share - Basic (1)	$0.81	$0.48	$1.62	$0.97
Net income per common share - Diluted (2)	$0.80	$0.47	$1.60	$0.96
Return on average assets	1.77%	1.19%	1.81%	1.25%
Return on average equity (3)	18.29%	12.59%	18.88%	12.91%
Efficiency ratio (4)	49.06%	50.27%	47.39%	51.08%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

COVID-19 adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak, market interest rates declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Additionally, the Federal Open Market Committee reduced the target federal funds rate to 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

During the quarter ended June 30, 2021, tax-equivalent net interest income amounted to $18.5 million, an increase of $2.9 million or 18.8 percent when compared to the same period in 2020. The net interest margin increased 30 basis points to 4.03 percent for the three months ended June 30, 2021, compared to 3.73 percent for the same period in 2020.

The net interest spread was 3.79 percent for the second quarter of 2021, a 44 basis point increase compared to the same period in 2020.

During the three months ended June 30, 2021, tax-equivalent interest income was $20.7 million, an increase of $1.4 million or 7.3 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the balance of average securities, and the decrease in the yield on securities and the yield on loans.

●	Of the $1.4 million net increase in interest income on a tax-equivalent basis, $1.5 million of the increase was due to increased average earning assets, partially offset by a $93 thousand decrease due to lower yields on the earning assets.
●	The average volume of interest-earning assets increased $159.6 million to $1.8 billion for the second quarter of 2021 compared to $1.7 billion for the same period in 2020. This was due primarily to a $130.8 million increase in average loans, primarily commercial, SBA PPP and residential construction loans and a $50.8 million increase in federal funds sold and interest-bearing deposits, partially offset by a $20.8 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 11 basis points to 4.52 percent for the three months ended June 30, 2021 when compared to the same period in 2020. The yield on the loan portfolio decreased 1 basis point to 4.88 percent.

Total interest expense was $2.2 million for the three months ended June 30, 2021, a decrease of $1.5 million or 40.6 percent compared to the same period in 2020. This decrease was driven by the decreased rates on interest-bearing deposits, the decreased volume of borrowed funds and subordinated debentures, and the decreased volume of interest-bearing deposits, partially offset by the increased rates on borrowed funds and subordinated debentures compared to a year ago:

●	Of the $1.5 million decrease in interest expense, $1.3 million was due to a decrease in the rates on interest-bearing liabilities, and $200 thousand was due to a decrease in the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the second quarter of 2021, an increase of $54.4 million or 4.6 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 55 basis points to 0.73 percent. The cost of interest-bearing deposits decreased 59 basis points to 0.66 percent for the second quarter of 2021 and the cost of borrowed funds and subordinated debentures increased 11 basis points to 1.69 percent.

During the six months ended June 30, 2021, tax-equivalent net interest income amounted to $36.5 million, an increase of $5.7 million or 18.5 percent when compared to the same period in 2020. The net interest margin increased 24 basis points to 4.06 percent for the six months ended June 30, 2021, compared to 3.82 percent for the same period in 2020. The net interest spread was 3.80 percent for the six months ended June 30, 2021, a 38 basis point increase compared to the same period in 2020.

During the six months ended June 30, 2021, tax-equivalent interest income was $41.3 million, an increase of $2.4 million or 6.1 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans, and the decrease in the average balance of securities and the rates on federal funds sold and interest-bearing deposits.

●	Of the $2.4 million net increase in interest income on a tax-equivalent basis, $3.9 million of the increase was due to increased average earning assets, partially offset by a $1.5 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $190.3 million to $1.8 billion for the six months ended June 30, 2021 compared to $1.6 billion for the same period in 2020. This was due primarily to a $177.3 million increase in average loans, primarily SBA PPP, commercial, and residential construction loans, a $36.3 million increase in federal funds sold and interest-bearing deposits, partially offset by a $21.8 million decrease in investment securities.

●	The yield on total interest-earning assets decreased 23 basis points to 4.59 percent for the six months ended June 30, 2021 when compared to the same period in 2020. The yield on the loan portfolio decreased 16 basis points to 4.92 percent.

Total interest expense was $4.8 million for the six months ended June 30, 2021, a decrease of $3.3 million or 40.8 percent compared to the same period in 2020. This decrease reflects decreased rates on interest-bearing deposits and decreased rates on borrowed funds and subordinated debentures compared to a year ago, partially offset by increased volume on interest-bearing deposits.

●	Of the $3.3 million decrease in interest expense, $3.1 million was due to a decrease on the rates on interest-bearing liabilities, and $183 thousand was due to a decrease in the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the six months ended June 30, 2021, an increase of $57.0 million or 4.9 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 61 basis points to 0.79 percent for the six months ended June 30, 2021. The cost of interest-bearing deposits decreased 64 basis points to 0.73 percent and the cost of borrowed funds and subordinated debentures decreased 2 basis points to 1.65 percent.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2021			June 30, 2020
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$124,728	$33	0.11%	$73,899	$23	0.13%
Federal Home Loan Bank ("FHLB") stock	4,725	53	4.46	5,976	79	5.32
Securities:
Taxable	34,609	253	2.94	53,592	437	3.28
Tax-exempt	1,754	11	2.49	3,534	21	2.39
Total securities (A)	36,363	264	2.92	57,126	458	3.22
Loans:
SBA loans	50,742	776	6.14	47,964	709	5.95
SBA PPP loans	164,073	1,748	4.27	100,586	723	2.89
Commercial loans	865,292	10,734	4.98	783,962	9,815	5.04
Residential mortgage loans	434,558	4,906	4.53	461,156	5,554	4.84
Consumer loans	61,357	682	4.46	72,495	875	4.85
Residential construction loans	94,388	1,486	6.31	73,475	1,046	5.73
Total loans (B)	1,670,410	20,332	4.88	1,539,638	18,722	4.89
Total interest-earning assets	$1,836,226	$20,682	4.52%	$1,676,639	$19,282	4.63%

Noninterest-earning assets:
Cash and due from banks	23,511			20,698
Allowance for loan losses	(23,043)			(17,909)
Other assets	75,300			74,076
Total noninterest-earning assets	75,768			76,865
Total assets	$1,911,994			$1,753,504

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$219,244	$307	0.56%	$163,685	$329	0.81%
Savings deposits	509,476	419	0.33	421,647	547	0.52
Time deposits	422,472	1,171	1.11	482,734	2,454	2.04
Total interest-bearing deposits	1,151,192	1,897	0.66	1,068,066	3,330	1.25
Borrowed funds and subordinated debentures	78,991	334	1.69	107,761	423	1.58
Total interest-bearing liabilities	$1,230,183	$2,231	0.73%	$1,175,827	$3,753	1.28%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	482,536			394,723
Other liabilities	14,713			17,682
Total noninterest-bearing liabilities	497,249			412,405
Total shareholders' equity	184,562			165,272
Total liabilities and shareholders' equity	$1,911,994			$1,753,504

Net interest spread		$18,451	3.79%		$15,529	3.35%
Tax-equivalent basis adjustment		(2)			(4)
Net interest income		$18,449			$15,525
Net interest margin			4.03%			3.73%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2021 and 2020, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2021			June 30, 2020
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Federal funds sold and interest-bearing deposits	$107,873	$57	0.11%	$71,548	$212	0.60%
FHLB stock	4,945	116	4.73	6,429	188	5.88
Securities:
Taxable	36,664	546	3.00	56,917	948	3.35
Tax-exempt	2,077	23	2.23	3,659	49	2.69
Total securities (A)	38,741	569	2.96	60,576	997	3.31
Loans
SBA loans	49,799	1,559	6.31	49,127	1,694	6.93
SBA PPP loans	153,387	3,477	4.57	50,412	723	2.88
Commercial loans	857,223	21,210	4.99	776,729	19,748	5.11
Residential mortgage loans	445,111	10,034	4.55	461,952	11,324	4.93
Consumer loans	62,393	1,538	4.97	72,445	1,835	5.09
Residential construction loans	91,705	2,701	5.94	71,682	2,153	6.04
Total loans (B)	1,659,618	40,519	4.92	1,482,347	37,477	5.08
Total interest-earning assets	$1,811,177	$41,261	4.59%	$1,620,900	$38,874	4.82%

Noninterest-earning assets:
Cash and due from banks	23,645			21,320
Allowance for loan losses	(23,175)			(17,303)
Other assets	75,803			72,228
Total noninterest-earning assets	76,273			76,245
Total assets	$1,887,450			$1,697,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$214,160	$616	0.58%	$162,939	$706	0.87%
Savings deposits	493,061	851	0.35	423,277	1,499	0.71
Time deposits	430,317	2,634	1.23	459,218	4,900	2.15
Total interest-bearing deposits	1,137,538	4,101	0.73	1,045,434	7,105	1.37
Borrowed funds and subordinated debentures	84,316	688	1.65	119,409	989	1.67
Total interest-bearing liabilities	$1,221,854	$4,789	0.79%	$1,164,843	$8,094	1.40%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	468,916			351,203
Other liabilities	16,069			16,891
Total noninterest-bearing liabilities	484,985			368,094
Total shareholders’ equity	180,611			164,208
Total liabilities and shareholders’ equity	$1,887,450			$1,697,145

Net interest spread		$36,472	3.80%		$30,780	3.42%
Tax-equivalent basis adjustment		(5)			(10)
Net interest income		$36,467			$30,770
Net interest margin			4.06%			3.82%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2021 and 2020, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended June 30, 2021 versus June 30, 2020			For the six months ended June 30, 2021 versus June 30, 2020
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Federal funds sold and interest-bearing deposits	$14	$(4)	$10	$74	$(229)	$(155)
FHLB stock	(15)	(11)	(26)	(39)	(33)	(72)
Securities	(154)	(40)	(194)	(330)	(98)	(428)
Loans	1,648	(38)	1,610	4,215	(1,173)	3,042
Total interest income	$1,493	$(93)	$1,400	$3,920	$(1,533)	$2,387
Interest expense:
Demand deposits	$95	$(117)	$(22)	$184	$(274)	$(90)
Savings deposits	99	(227)	(128)	212	(860)	(648)
Time deposits	(276)	(1,007)	(1,283)	(290)	(1,976)	(2,266)
Total interest-bearing deposits	(82)	(1,351)	(1,433)	106	(3,110)	(3,004)
Borrowed funds and subordinated debentures	(118)	29	(89)	(289)	(12)	(301)
Total interest expense	(200)	(1,322)	(1,522)	(183)	(3,122)	(3,305)
Net interest income - fully tax-equivalent	$1,693	$1,229	$2,922	$4,103	$1,589	$5,692
Decrease in tax-equivalent adjustment			2			5
Net interest income			$2,924			$5,697

Provision for Loan Losses

There was no provision for loan losses for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, the provision for loan losses totaled $500 thousand, compared to $4.0 million for the same period in 2020. The decreases in provision for loan losses for the three and six month periods were primarily due to the decreased risk of loan defaults in 2021 as the economy began to reopen, co the large provisions taken in 2020 as a result of COVID-19.

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

Noninterest Income

The following table shows the components of noninterest income for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Branch fee income	$269	$207	$564	$523
Service and loan fee income	509	390	1,133	766
Gain on sale of SBA loans held for sale, net	496	92	741	565
Gain on sale of mortgage loans, net	1,066	1,553	2,817	2,604
BOLI income	133	154	261	327
Net security gains (losses)	23	79	333	(91)
Other income	399	336	772	662
Total noninterest income	$2,895	$2,811	$6,621	$5,356

For the three months ended June 30, 2021, noninterest income increased $84 thousand to $2.9 million, compared to the same period last year. Year-to-date, noninterest income increased $1.3 million to $6.6 million. Quarterly noninterest income increased primarily due to the gains on sales of SBA loans while year-to-date noninterest income increased primarily due to increased net gains on securities.

Changes in our noninterest income for the three and six months ended June 30, 2021 compared to the prior year period reflect:

●	Branch fee income increased $62 thousand and $41 thousand for the three and six months ended June 30, 2021, respectively, primarily due to decreased overdraft fees and transactions in 2020 as a result of COVID-19.
●	Service and loan fee income increased $119 thousand and $367 thousand for the three and six months ended June 30, 2021, respectively, primarily due to an increase in mortgage application fees, loan payoff charges and loan prepayment penalties.
●	SBA loan sales during the second quarter of 2021 totaled $3.6 million with a net gain of $496 thousand, compared to $1.2 million with a net gain of $92 thousand in the prior year’s quarter. Year-to-date, SBA loan sales totaled $5.7 million in 2021 and $6.5 million in 2020 with net gains of $741 thousand and $565 thousand, respectively. The year over year increase in net gains was a result of higher premiums on the loan sales.
●	During the quarter, $82.0 million in residential mortgage loans were sold at a gain of $1.1 million, compared to $67.3 million in loans sold at a gain of $1.6 million during the prior year’s quarter. Year-to-date, $183.8 million of residential mortgage loans were sold at a gain of $2.8 million, compared to $105.9 million in loans sold at a gain of $2.6 million. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.
●	Bank owned life insurance ("BOLI") income decreased $21 thousand and $66 thousand for the three and six months ended June 30, 2021, respectively.
●	Net security gains totaled $23 thousand during the second quarter of 2021 and $79 thousand in the prior year’s quarter. Year-to-date, net security gains totaled $333 thousand compared to losses of $91 thousand in the prior year. There were approximately $23 thousand and $74 thousand in gains which resulted from increases in the market values of equity securities during the second quarter of 2021 and 2020, respectively.
●	Other income, which includes check card related income and miscellaneous service charges, increased $63 thousand and $110 thousand for the three and six months ended June 30, 2021 and 2020, respectively, primarily due to increases in Visa check card interchange fees resulting from a promotion of cards.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Compensation and benefits	$6,333	$5,553	$12,396	$10,992
Processing and communications	750	769	1,557	1,477
Occupancy	631	630	1,337	1,253
Furniture and equipment	659	641	1,308	1,296
Professional services	339	261	720	531
Advertising	403	207	671	497
Deposit insurance	225	159	439	247
Director fees	204	181	412	381
BSA expenses	282	488	450	550
Other loan expenses	165	168	308	257
Loan collection and OREO expenses	54	1	5	187
Other expenses	415	119	660	833
Total noninterest expense	$10,460	$9,177	$20,263	$18,501

Noninterest expense increased $1.3 million to $10.5 million for the three months ended June 30, 2021, while year-to-date expense increased $1.8 million to $20.3 million, primarily due to increased expenses related to a one time deferred compensation adjustment and increased advertising expenses.

Changes in noninterest expense for the three and six months ended June 30, 2021 versus 2020 reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $780 thousand and $1.4 million for the three and six months ended June 30, 2021, when compared to 2020, primarily due to increased expenses related to a one time deferred compensation adjustment of $291 thousand and increased salary, compensation and benefit expenses from increased branch network, lending and support staff as the workforce returns.
●	Processing and communications expense, which includes items processed and electronic banking fees, decreased $19 thousand and increased $80 thousand for the three and six months ended June 30, 2021, versus 2020, respectively.
●	Occupancy expense increased $1 thousand and $84 thousand for the three and six months ended June 30, 2021, versus 2020, respectively. The year-to-date increase was primarily due to ground maintenance expenses.
●	Furniture and equipment expense, which includes network and software maintenance, increased $18 thousand and $12 thousand for the three and six months ended June 30, 2021, versus 2020, respectively.
●	Professional service fees increased $78 thousand and $189 for the three and six months ended June 30, 2021, versus 2020, primarily due to higher audit, tax and legal expenses.
●	Advertising expenses increased $196 thousand and $174 thousand for the three and six months ended June 30, 2021, versus 2020, respectively, primarily due to a reduced level of marketing expenses in 2020 as a result of COVID-19, reflecting decreases in mortgage relationship marketing, community relations expenses and marketing event related expenses.
●	Director fees increased $23 thousand and $31 thousand for the three and six months ended June 30, 2021, versus 2020, respectively.
●	In connection with BSA/AML remediation related to the Bank’s consent order, compliance expenses totaled $282 thousand and $450 thousand for the three and six months ended June 30, 2021, respectively, compared to $488 thousand and $550 thousand for the three and six months ended June 30, 2020, respectively.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, decreased $3 thousand and increased $51 thousand for the three and six months ended June 30, 2021, versus 2020, respectively.

●	Loan collection and OREO costs increased $53 thousand and decreased $182 thousand for the three and six months ended June 30, 2021, versus 2020, respectively. The quarterly increase was primarily due to an increase in loan legal expenses, while the yearly decrease was primarily due to decreased property tax expenses on OREO properties.
●	Other expenses increased $296 thousand and decreased $173 thousand for the three and six months ended June 30, 2021, versus 2020, respectively. The quarterly increase was primarily due to a reclassification of BSA and consent order compliance expenses in the second quarter of 2020, while the yearly decrease was primarily due to decreased losses incurred in the course of business.

Income Tax Expense

For the quarter ended June 30, 2021, the Company reported income tax expense of $2.5 million for an effective tax rate of 22.7 percent, compared to income tax expense of $1.5 million and an effective tax rate of 22.3 percent for the prior year’s quarter. For the six months ended June 30, 2021, the Company reported income tax expense of $5.4 million for an effective tax rate of 24.2 percent, compared to an income expense of $3.1 million and an effective tax rate of 22.6 percent for the six months ended June 30, 2020.

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

Financial Condition at June 30, 2021

Total assets increased $14.4 million or 0.7 percent, to $2.0 billion at June 30, 2021, when compared to year end 2020. This increase was primarily due to an increase of $26.5 million in net loans, primarily due to strong commercial loan growth and the funding of SBA PPP loans, and $2.5 million in cash and cash equivalents, partially offset by a decrease of $10.5 million in investments.

Total deposits increased $36.4 million, primarily due to increases of $63.0 million in savings deposits, $30.0 million in noninterest-bearing demand deposits, and $4.6 million in interest-bearing demand deposits, partially offset by a decrease of $61.2 million in time deposits. Borrowed funds decreased $35.0 million due to a $25.0 million reduction in overnight borrowings and the maturity of a $10.0 million FHLB adjustable rate advance.

Total shareholders’ equity increased $14.8 million over year end 2020, primarily due to earnings, accumulated other comprehensive income and an increase in common stock, partially offset by treasury stock purchases and dividends paid during the six months ended June 30, 2021.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS and HTM debt securities and equity investments. Management determines the appropriate security classification of AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS debt securities totaled $32.8 million at June 30, 2021, a decrease of $12.8 million or 28.1 percent, compared to $45.6 million at December 31, 2020. This net decrease was the result of:

●	$9.4 million in principal payments, maturities and called bonds,
●	$7.0 million from the sale of six corporate bonds,
●	$123 thousand in net amortization, partially offset by
●	$3.5 million addition from the purchase of one corporate bond and one asset backed security, and
●	$226 thousand of appreciation in the market value of the portfolio. At June 30, 2021, the portfolio had a net unrealized loss of $78 thousand compared to a net unrealized loss of $304 thousand at December 31, 2020. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.8 years and 4.6 years at June 30, 2021 and December 31, 2020, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of U.S Government sponsored entities.

HTM securities were $2.0 million at June 30, 2021, an increase of $2.0 million or 100.0 percent, compared to year end 2020. This net increase was the result of:

●	$5.8 million addition from the purchase of one collateralized mortgage obligation and one agency bond, partially offset by
●	$3.8 million in principal payments.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 0.89 years. As of June 30, 2021, the fair value of HTM securities was $2.0 million.

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

Equity securities totaled $2.2 million at June 30, 2021, an increase of $290 thousand or 14.8%, compared to $2.0 million at December 31, 2020. This net increase was the result of:

●	$290 thousand in market value adjustments throughout the year.

The average balance of taxable securities amounted to $36.7 million for the six months ended June 30, 2021, compared to $56.9 million for the same period in 2020. The average yield earned on taxable securities decreased 35 basis points, to 3.00 percent for the six months ended June 30, 2021, from 3.35 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $2.1 million for the six months ended June 30, 2021, compared to $3.7 million for the same period in 2020. The average yield earned on tax-exempt securities decreased 46 basis points, to 2.23 percent for the six months ended June 30, 2021, from 2.69 percent for the same period in 2020.

Securities with a carrying value of $1.4 million and $1.6 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 46 percent of the total investment portfolio had a fixed rate of interest at June 30, 2021.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Securities.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, commercial, residential mortgage, consumer, and residential construction loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans increased $26.2 million or 1.6 percent to $1.7 billion at June 30, 2021, compared to year end 2020. Commercial, SBA PPP, residential construction and SBA loans increased $45.8 million, $14.1 million, $12.7 million, and $506 thousand respectively, partially offset by decreases of $45.4 million and $1.5 million in residential mortgage and consumer loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$38,114	2.3%	$39,587	2.4%
SBA PPP loans	132,375	8.0	118,257	7.3
Commercial loans	885,566	53.6	839,788	51.6
Residential mortgage loans	422,188	25.5	467,586	28.7
Consumer loans	64,557	3.9	66,100	4.0
Residential construction loans	99,874	6.0	87,164	5.4
Total loans held for investment	$1,642,674	99.3%	$1,618,482	99.4%
SBA loans held for sale	11,314	0.7	9,335	0.6
Total loans	$1,653,988	100.0%	$1,627,817	100.0%

Average loans increased $177.3 million or 12.0 percent to $1.7 billion for the six months ended June 30, 2021 from $1.5 billion for the same period in 2020. The increase in average loans was due to increases in average PPP, commercial, residential construction and SBA loans, partially offset by decreases in average mortgage and consumer loans. The yield on the overall loan portfolio decreased 16 basis points to 4.92 percent for the six months ended June 30, 2021 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $11.3 million at June 30, 2021, an increase of $2.0 million from $9.3 million at December 31, 2020.  SBA 7(a) loans held to maturity amounted to $38.1 million at June 30, 2021, a decrease of $1.5 million from $39.6 million at December 31, 2020.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.31 percent for the six months ended June 30, 2021, compared to 6.93 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $96.4 million and $98.9 million in SBA loans were sold but serviced by the Company at June 30, 2021 and December 31, 2020, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provided assistance to small businesses through the establishment of the PPP. The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $885.6 million at June 30, 2021, an increase of $45.8 million from year end 2020. The yield on commercial loans was 4.99 percent for the six months ended June 30, 2021, compared to 5.11 percent for the same period in 2020. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $422.2 million at June 30, 2021, a decrease of $45.4 million from year end 2020. Sales of mortgage loans totaled $183.8 million for the six months ended June 30, 2021. The yield on residential mortgages was 4.55 percent for the six months ended June 30, 2021, compared to 4.93 percent in the 2020 period. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $64.6 million, a decrease of $1.5 million from year end 2020. The yield on consumer loans was 4.97 percent for the six months ended June 30, 2021, compared to 5.09 percent for the same period in 2020.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $99.9 million, an increase of $12.7 million from year end 2020. The yield on residential construction loans was 5.94 percent for the six months ended June 30, 2021, compared to 6.04 percent for the same period in 2020.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2021 approximately 86 percent of the Company’s loan portfolio was secured by real estate compared to 87 percent at December 31, 2020.

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

At June 30, 2021, there were three loans totaling $1.1 million that were classified as TDRs and deemed impaired, compared to one loan totaling $663 thousand at December 31, 2020. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$641	$—	$641	$663	$—	$663
Home equity	427	—	427	—	—	—
Total	$1,068	$—	$1,068	$663	$—	$663

Through June 30, 2021, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by date by class through June 30, 2021:

	June 30, 2021
	Commercial	Home
(In thousands)	real estate	equity	Total
Type of modification:
Principal reduction	$641	$—	$641
Interest only with nominal principal	—	427	427
Total TDRs	$641	$427	$1,068

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	June 30, 2021	December 31, 2020	June 30, 2020
Nonperforming by category:
SBA loans held for investment (1)	$1,713	$2,473	$2,363
Commercial loans	1,637	1,325	413
Residential mortgage loans	4,043	5,217	6,192
Consumer loans	3	1,295	505
Residential construction loans	2,289	1,750	—
Total nonperforming loans	$9,685	$12,060	$9,473
OREO	—	—	711
Total nonperforming assets	$9,685	$12,060	$10,184
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$574	$262	$—
Consumer loans	—	187	—
Total past due 90 days or more and still accruing interest	$574	$449	$—
Nonperforming loans to total loans	0.59%	0.74%	0.59%
Nonperforming loans and TDRs to total loans (2)	0.65	0.78	0.64
Nonperforming assets to total loans and OREO	0.59	0.74	0.64
Nonperforming assets to total assets	0.49	0.62	0.54
(1) Guaranteed SBA loans included above	$139	$371	$307
(2) Performing TDRs	1,068	663	684

Nonperforming loans were $9.7 million at June 30, 2021, a $2.4 million decrease from $12.1 million at December 31, 2020 and a $212 thousand increase from $9.5 million at June 30, 2020. Since year end 2020, nonperforming loans in the consumer, residential mortgage and SBA loan segments decreased, partially offset by an increase in nonperforming residential construction and commercial loans. Included in nonperforming loans at June 30, 2021 are approximately $139 thousand of loans guaranteed by the SBA, compared to $371 thousand at December 31, 2020, and $307 thousand at June 30, 2020, respectively. In addition, there were $574 thousand of loans past due 90 days or more and still accruing interest at June 30, 2021, compared to $449 thousand at December 31, 2020 and none as of June 30, 2020.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $39.3 million at June 30, 2021.

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

The allowance for loan losses totaled $22.8 million at June 30, 2021, compared to $23.1 million at December 31, 2020, and $20.2 million at June 30, 2020, with a resulting allowance to total loan ratio of 1.38 percent at June 30, 2021, 1.42 percent at December 31, 2020, and 1.27 percent at June 30, 2020. Net charge-offs amounted to $804 thousand for the six months ended June 30, 2021, compared to $161 thousand for the same period in 2020. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2021	2020	2021	2020
Balance, beginning of period	$22,965	$17,376	$23,105	$16,395
Provision for loan losses charged to expense	—	2,500	500	4,000
Less: Chargeoffs
SBA loans held for investment	164	—	446	25
Commercial loans	20	219	393	519
Residential mortgage loans	—	—	—	200
Consumer loans	—	—	1	—
Total chargeoffs	184	219	840	744
Add: Recoveries
SBA loans held for investment	19	75	34	80
Commercial loans	1	502	2	503
Total recoveries	20	577	36	583
Net charge-offs (recoveries)	164	(358)	804	161
Balance, end of period	$22,801	$20,234	$22,801	$20,234
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.27%	(0.20)%	0.41%	(0.11)%
Commercial loans	0.01	(0.15)	0.09	—
Residential mortgage loans	—	—	—	0.09
Total loans	0.04	(0.09)	0.05	0.02
Allowance to total loans	1.38	1.27	1.38	1.27
Allowance to nonperforming loans	235.43%	213.60%	235.43%	213.60%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At June 30, 2021, a $346 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020.

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

Total deposits increased $36.4 million to $1.6 billion at June 30, 2021, from year-end 2020. This increase in deposits was due to increases of $63.0 million in savings deposits, $30.0 million in noninterest-bearing demand deposits, and $4.6 million in interest-bearing demand deposits, partially offset by a decrease of $61.2 million in time deposits.

The Company’s deposit composition at June 30, 2021, consisted of 32.5 percent savings deposits, 30.7 percent noninterest-bearing demand deposits, 23.7 percent time deposits, and 13.1 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation. Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $175.3 million and $210.3 million at June 30, 2021 and December 31, 2020, respectively, and are broken down in the following table:

(In thousands)	June 30, 2021	December 31, 2020
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	20,000	30,000
Overnight advances	105,000	130,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$175,310	$210,310

The $35.0 million decrease in total borrowed funds and subordinated debentures was due to a $25.0 million decrease in FHLB overnight advances and a $10.0 million decrease in FHLB adjustable rate advances . The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At June 30, 2021 and December 31, 2020, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date August 22, 2024, at a fixed rate of 1.810%.

At June 30, 2021, the $20.0 million adjustable rate ("ARC") advances, consisted of one $20.0 million advance. At December 31, 2020, the $30.0 million FHLB adjustable rate advances consisted of one $20.0 million advance and one $10.0 million advance. The Company has opted to use swap instruments to control the uncertainty from variable rate instruments. The ARC advance has a swap instrument which modifies the borrowing to a 5 year fixed rate borrowing. The terms of this transaction are as follows:

●	A $20.0 million ARC FHLB borrowing with a maturity date of July 6, 2021, at a rate of 3 month LIBOR plus 0.195%. The swap instrument modified the borrowing to a 5 year fixed rate borrowing at 1.243% and matured on July 6, 2021.

At June 30, 2021, there were FHLB overnight borrowings of $105.0 million at a rate of 0.350%, compared to $130.0 million at a rate of 0.340% at December 31, 2020.

In June 2021, the FHLB issued a $20.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At June 30, 2021, the Company had $351.3 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.3 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.728% at June 30, 2021 and 1.835% at December 31, 2020. At December 31, 2020, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 3.435%. The swap instrument matured on June 23, 2021.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2021, is an increase of 4.2 percent in a rising-rate environment and a decrease of 9.7 percent in a falling-rate environment. The variances in the EVPE at June 30, 2021 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2020, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was an increase of 4.1 percent in a rising-rate environment and a decrease of 7.5 percent in a falling-rate environment.

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

The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2021, the balance of cash and cash equivalents was $221.9 million, an increase of $2.5 million from December 31, 2020. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $19.7 million and $19.4 million of net cash for the six months ended June 30, 2021 and 2020, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $14.7 million and $159.7 million in net cash for the six months ended June 30, 2021 and 2020, respectively. Cash was primarily used to purchase FHLB stock, and fund new loans, primarily SBA PPP loans, partially offset by proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $32.8 million and $45.6 million at June 30, 2021 and December 31, 2020, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $6.6 million.
●	Loans. The SBA loans held for sale portfolio amounted to $11.3 million and $9.3 million at June 30, 2021 and December 31, 2020, respectively. Sales of these loans provide an additional source of liquidity for the Company. As an existing SBA 7(a) lender, the Company opted to participate in the PPP program. Forgiveness of these loans provided $111.7 million of additional liquidity during the six months ended June 30, 2021.
●	Outstanding Commitments. The Company was committed to advance approximately $345.9 million to its borrowers as of June 30, 2021, compared to $288.4 million at December 31, 2020. At June 30, 2021, $163.8 million of these commitments expire within one year, compared to $114.2 million at December 31, 2020. The Company had $4.5 million in standby letters of credit at June 30, 2021 and December 31, 2020, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities used $2.5 million and provided $168.9 million in net cash for the six months ended June 30, 2021 and 2020, respectively, primarily due to repayment of borrowings, partially offset by proceeds from new borrowings and an increase in the Company’s deposits.

●	Deposits. As of June 30, 2021, deposits included $154.0 million of New Jersey Municipality deposits, as compared to $142.6 million at year end 2020. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $129.4 million of deposits from eleven municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $165.0 million and $200.0 million as of June 30, 2021 and December 31, 2020, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2021, pledging provided an additional $351.3 million in borrowing capacity from the FHLB.

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

At June 30, 2021, the Parent Company had $1.5 million in cash and cash equivalents and $1.3 million in investment securities valued at fair market value, compared to $1.5 million and $832 thousand at December 31, 2020.

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

The Bank has opted into the CBLR, and is therefore not be required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at June 30, 2021 and at December 31, 2020:

	At June 30, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.31%	9.95%	10.09%	9.80%

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $14.8 million to $188.8 million at June 30, 2021 compared to $173.9 million at

December 31, 2020, primarily due to net income of $16.9 million. Other items impacting shareholders’ equity included $2.2 million in treasury stock purchased at cost, $1.7 million in dividends paid on common stock, $992 thousand in accumulated other comprehensive income net of tax, and $874 thousand from the issuance of common stock under employee benefit plans. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. A total of 110 thousand shares were repurchased at an average price of $20.14 during the six months ended June 30, 2021, of which 20 thousand shares were repurchased under the prior repurchase plan, leaving 660 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. A total of 211 thousand shares were repurchased during the same period in 2020. The table below sets forth information regarding our repurchases during the quarter:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
April 1, 2021 through April 30, 2021	25,795	$21	25,795	724,205
May 1, 2021 through May 31, 2021	—	—	—	—
June 1, 2021 through June 30, 2021	14,639	22.02	14,639	709,566

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2021, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of June 30, 2021 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2020.

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

UNITY BANCORP, INC.

Dated:	August 5, 2021	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer