Form 10-Q
period 2021-09-30
UNITY BANCORP INC /NJ/
filed 2021-11-04
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2021 common stock, no par value: 10,374,214 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$21,823	$22,750
Interest-bearing deposits	194,549	196,561
Cash and cash equivalents	216,372	219,311
Securities:
Debt securities available for sale (amortized cost of $39,558 in 2021 and $45,921 in 2020)	39,763	45,617
Securities held to maturity (fair value of $5,164 in 2021)	5,151	—
Equity securities with readily determinable fair values (amortized cost of $4,563 in 2021 and $2,112 in 2020)	4,893	1,954
Total securities	49,807	47,571
Loans:
SBA loans held for sale	20,130	9,335
SBA loans held for investment	37,986	39,587
SBA PPP loans	81,907	118,257
Commercial loans	924,037	839,788
Residential mortgage loans	420,835	467,586
Consumer loans	71,071	66,100
Residential construction loans	108,925	87,164
Total loans	1,664,891	1,627,817
Allowance for loan losses	(22,537)	(23,105)
Net loans	1,642,354	1,604,712
Premises and equipment, net	20,106	20,226
Bank owned life insurance ("BOLI")	26,587	26,514
Deferred tax assets	10,987	9,183
Federal Home Loan Bank ("FHLB") stock	4,403	10,594
Accrued interest receivable	9,684	10,429
Goodwill	1,516	1,516
Prepaid expenses and other assets	9,299	8,858
Total assets	$1,991,115	$1,958,914
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$520,572	$459,677
Interest-bearing demand	244,015	204,236
Savings	622,087	455,449
Time, under $100,000	217,302	264,671
Time, $100,000 to $250,000	65,570	95,595
Time, $250,000 and over	36,639	78,331
Total deposits	1,706,185	1,557,959
Borrowed funds	60,000	200,000
Subordinated debentures	10,310	10,310
Accrued interest payable	158	248
Accrued expenses and other liabilities	18,195	16,486
Total liabilities	1,794,848	1,785,003
Shareholders’ equity:
Common stock	93,409	91,873
Retained earnings	114,337	90,669
Treasury stock	(11,547)	(7,442)
Accumulated other comprehensive income (loss)	68	(1,189)
Total shareholders’ equity	196,267	173,911
Total liabilities and shareholders’ equity	$1,991,115	$1,958,914

Shares issued	11,063	10,961
Shares outstanding	10,363	10,456
Treasury shares	700	505

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
INTEREST INCOME
Interest-bearing deposits	$48	$24	$105	$236
FHLB stock	41	79	157	268
Securities:
Taxable	292	383	837	1,331
Tax-exempt	8	11	26	50
Total securities	300	394	863	1,381
Loans:
SBA loans	864	631	2,423	2,323
SBA PPP loans	1,751	1,036	5,228	1,760
Commercial loans	11,280	10,099	32,490	29,848
Residential mortgage loans	4,606	5,490	14,640	16,814
Consumer loans	736	843	2,274	2,678
Residential construction loans	1,628	1,168	4,330	3,321
Total loans	20,865	19,267	61,385	56,744
Total interest income	21,254	19,764	62,510	58,629
INTEREST EXPENSE
Interest-bearing demand deposits	247	318	863	1,025
Savings deposits	390	502	1,241	2,000
Time deposits	659	2,157	3,293	7,056
Borrowed funds and subordinated debentures	235	460	922	1,449
Total interest expense	1,531	3,437	6,319	11,530
Net interest income	19,723	16,327	56,191	47,099
Provision for loan losses	—	2,000	500	6,000
Net interest income after provision for loan losses	19,723	14,327	55,691	41,099
NONINTEREST INCOME
Branch fee income	294	237	858	761
Service and loan fee income	804	419	1,937	1,185
Gain on sale of SBA loans held for sale, net	—	534	741	1,099
Gain on sale of mortgage loans, net	968	1,713	3,785	4,317
BOLI income	138	147	399	474
Net security gains (losses)	202	(96)	535	(187)
Other income	403	382	1,175	1,043
Total noninterest income	2,809	3,336	9,430	8,692
NONINTEREST EXPENSE
Compensation and benefits	5,720	5,761	18,116	16,752
Processing and communications	747	722	2,303	2,199
Occupancy	654	639	1,991	1,892
Furniture and equipment	627	637	1,935	1,933
Professional services	315	274	1,035	805
Advertising	261	191	932	688
Other loan expenses	452	216	759	473
BSA expenses	214	626	664	1,176
Deposit insurance	198	197	637	444
Director fees	189	191	600	572
Loan collection & OREO expenses	62	33	67	220
Other expenses	421	550	1,084	1,386
Total noninterest expense	9,860	10,037	30,123	28,540
Income before provision for income taxes	12,672	7,626	34,998	21,251
Provision for income taxes	3,213	1,866	8,625	4,952
Net income	$9,459	$5,760	$26,373	$16,299
Net income per common share - Basic	$0.91	$0.54	$2.53	$1.51
Net income per common share - Diluted	$0.90	$0.54	$2.50	$1.50
Weighted average common shares outstanding – Basic	10,372	10,630	10,412	10,768
Weighted average common shares outstanding – Diluted	10,507	10,706	10,546	10,875

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2021			September 30, 2020
					Income tax
	Before tax	Income tax	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	expense	amount	amount	(benefit)	amount
Net income	$12,672	3,213	9,459	$7,626	1,866	5,760
Other comprehensive income (loss) income
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	481	122	359	(1,060)	(298)	(762)
Less: reclassification adjustment for gains (losses) on securities included in net income	198	42	156	(96)	(20)	(76)
Total unrealized gains (losses) on securities available for sale	283	80	203	(964)	(278)	(686)
Adjustments related to defined benefit plan:
Amortization of prior service cost	—	—	—	20	6	14
Total adjustments related to defined benefit plan	—	—	—	20	6	14
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	86	24	62	220	63	157
Total unrealized gains on cash flow hedges	86	24	62	220	63	157
Total other comprehensive income (loss)	369	104	265	(724)	(209)	(515)
Total comprehensive income	$13,041	$3,317	$9,724	$6,902	$1,657	$5,245

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the nine months ended
	September 30, 2021			September 30, 2020
					Income tax
	Before tax	Income tax	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	expense	amount	amount	(benefit)	amount
Net income	$34,998	$8,625	$26,373	$21,251	$4,952	$16,299
Other comprehensive income (loss)
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	1,042	257	785	(728)	(197)	(531)
Less: reclassification adjustment for gains (losses) on securities included in net income	533	113	420	(186)	(38)	(148)
Total unrealized gains (losses) on securities available for sale	509	144	365	(542)	(159)	(383)
Adjustments related to defined benefit plan:
Amortization of prior service cost	332	94	238	62	18	44
Total adjustments related to defined benefit plan	332	94	238	62	18	44
Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	911	257	654	(1,530)	(442)	(1,088)
Total unrealized gains (losses) on cash flow hedges	911	257	654	(1,530)	(442)	(1,088)
Total other comprehensive income (loss)	1,752	495	1,257	(2,010)	(583)	(1,427)
Total comprehensive income	$36,750	$9,120	$27,630	$19,241	$4,369	$14,872

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

				Accumulated
				other			Total
	Stock		Retained	comprehensive		Treasury	shareholders’
(In thousands)	Shares	Amount	earnings	(loss) income	aa	stock	equity
Balance, December 31, 2020	10,456	$91,873	$90,669	$(1,189)		$(7,442)	$173,911
Net income	—	—	8,496	—		—	8,496
Other comprehensive income, net of tax	—	—	—	655		—	655
Dividends on common stock ($0.08 per share)	—	30	(834)	—		—	(804)
Common stock issued & related tax effects (1)	36	277	—	—		—	277
Acquisition of treasury stock, at cost	(70)	—	—	—		(1,349)	(1,349)
Balance, March 31, 2021	10,422	92,180	98,331	(534)		(8,791)	181,186
Net income	—	—	8,418	—		—	8,418
Other comprehensive income, net of tax	—	—	—	337		—	337
Dividends on common stock ($0.09 per share)	—	33	(938)	—		—	(905)
Common stock issued & related tax effects (1)	34	597	—	—		—	597
Acquisition of treasury stock, at cost	(40)	—	—	—		(877)	(877)
Balance, June 30, 2021	10,416	92,810	105,811	(197)		(9,668)	188,756
Net income	—	—	9,459	—		—	9,459
Other comprehensive income, net of tax	—	—	—	265		—	265
Dividends on common stock ($0.09 per share)	—	34	(933)	—		—	(899)
Common stock issued & related tax effects (1)	32	565	—	—		—	565
Acquisition of treasury stock, at cost	(85)	—	—	—		(1,879)	(1,879)
Balance, September 30, 2021	10,363	$93,409	$114,337	$68		$(11,547)	$196,267

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2021 and 2020 (Continued)

(Unaudited)

				Accumulated
				other			Total
	Stock		Retained	comprehensive	Treasury		shareholders’
(In thousands)	Shares	Amount	earnings	income (loss)	stock	aa	equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—		$160,709
Net income	—	—	5,368	—	—		5,368
Other comprehensive loss, net of tax	—	—	—	(986)	—		(986)
Dividends on common stock ($0.08 per share)	—	30	(871)	—	—		(841)
Common stock issued & related tax effects (1)	13	227	—	—	—		227
Acquisition of treasury stock, at cost	(11)	—	—	—	(172)		(172)
Balance, March 31, 2020	10,883	90,370	74,939	(832)	(172)		164,305
Net income	—	—	5,171	—	—		5,171
Other comprehensive income, net of tax	—	—	—	74	—		74
Dividends on common stock ($0.08 per share)	—	29	(857)	—	—		(828)
Common stock issued & related tax effects (1)	45	704	—	—	—		704
Acquisition of treasury stock, at cost	(200)	—	—	—	(2,819)		(2,819)
Balance, June 30, 2020	10,728	91,103	79,253	(758)	(2,991)		166,607
Net income	—	—	5,760	—	—		5,760
Other comprehensive loss, net of tax	—	—	—	(515)	—		(515)
Dividends on common stock ($0.08 per share)	—	29	(845)	—	—		(816)
Common stock issued & related tax effects (1)	4	342	—	—	—		342
Acquisition of treasury stock, at cost	(162)	—	—	—	(2,144)		(2,144)
Balance, September 30, 2020	10,570	$91,474	$84,168	$(1,273)	$(5,135)		$169,234

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$26,373	$16,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	6,000
Net amortization of purchase premiums and discounts on securities	180	183
Depreciation and amortization	1,125	1,295
PPP deferred fees and costs	368	3,888
Deferred income tax benefit	(2,300)	(2,292)
Net security gains	(47)	(322)
Stock compensation expense	1,189	1,059
Valuation writedowns on OREO	—	200
Gain on sale of mortgage loans, net	(4,953)	(3,590)
Gain on sale of SBA loans held for sale, net	(741)	(1,099)
Origination of mortgage loans sold	(245,933)	(191,667)
Origination of SBA loans held for sale	(15,221)	(4,154)
Proceeds from sale of mortgage loans, net	250,886	195,257
Proceeds from sale of SBA loans held for sale, net	6,466	13,517
BOLI income	(399)	(474)
Gain on sale of premises and equipment	4	—
Net change in other assets and liabilities	2,677	(1,287)
Net cash provided by operating activities	20,174	32,813
INVESTING ACTIVITIES
Purchases of securities held to maturity	(10,248)	—
Purchase of equity securities	(2,500)	—
Purchases of securities available for sale	(12,251)	(2,717)
Purchases of FHLB stock, at cost	(38,314)	(58,780)
Maturities and principal payments on securities held to maturity	5,094	—
Maturities and principal payments on debt securities available for sale	11,434	11,239
Proceeds from sales of debt securities available for sale	7,048	6,635
Proceeds from sales of equity securities	53	111
Proceeds from redemption of FHLB stock	44,505	60,570
Proceeds from sale of OREO	—	812
Net decrease (increase) in SBA PPP loans	35,998	(142,845)
Net increase in loans	(64,936)	(57,259)
Proceeds from BOLI	326	315
Proceeds from sale of premises and equipment	20	—
Purchases of premises and equipment	(1,105)	(435)
Net cash used in investing activities	(24,876)	(182,354)
FINANCING ACTIVITIES
Net increase in deposits	148,226	243,326
Proceeds from new borrowings	20,000	200,000
Repayments of borrowings	(160,000)	(243,000)
Proceeds from exercise of stock options	445	396
Fair market value of shares withheld to cover employee tax liability	(195)	(182)
Dividends on common stock	(2,608)	(2,485)
Purchase of treasury stock	(4,105)	(5,135)
Net cash provided by financing activities	1,763	192,920
(Decrease) increase in cash and cash equivalents	(2,939)	43,379
Cash and cash equivalents, beginning of period	219,311	158,016
Cash and cash equivalents, end of period	$216,372	$201,395
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$6,409	$11,702
Income taxes paid	10,290	6,762
Noncash investing activities:
Establishment of lease liability and right-of-use asset	1,803	28
Transfer of SBA loans held for sale to held to maturity	—	1,193
Capitalization of servicing rights	$125	$575

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2021

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30, 2021
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$9,459	$5,760	$26,373	$16,299
Weighted average common shares outstanding - Basic	10,372	10,630	10,412	10,768
Plus: Potential dilutive common stock equivalents	135	76	134	107
Weighted average common shares outstanding - Diluted	10,507	10,706	10,546	10,875
Net income per common share - Basic	$0.91	$0.54	$2.53	$1.51
Net income per common share - Diluted	0.90	0.54	2.50	1.50
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	270	430	234	413

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

For the quarter ended September 30, 2021, the Company reported income tax expense of $3.2 million for an effective tax rate of 25.4 percent, compared to an income tax expense of $1.9 million and an effective tax rate of 24.5 percent for the prior year’s quarter. For the nine months ended September 30, 2021, the Company reported income tax expense of $8.6 million for an effective tax rate of 24.6 percent, compared to an income tax expense of $5.0 million and an effective tax rate of 23.3 percent for the nine months ended September 30, 2020. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or the nine months ended September 30, 2021 or 2020. The Company did not have an accrual for uncertain tax positions as of September 30, 2021 or December 31,2020, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2016 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, net of tax:

	For the three months ended September 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(52)	$—	$(145)	$(197)
Other comprehensive income before reclassifications	359	—	62	421
Less amounts reclassified from accumulated other comprehensive income	156	—	—	156
Period change	203	—	62	265
Balance, end of period	$151	$—	$(83)	$68

	For the three months ended September 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	loss
Balance, beginning of period	$584	$(265)	$(1,077)	$(758)
Other comprehensive (loss) income before reclassifications	(762)	—	157	(605)
Less amounts reclassified from accumulated other comprehensive loss	(76)	(14)	—	(90)
Period change	(686)	14	157	(515)
Balance, end of period	$(102)	$(251)	$(920)	$(1,273)

	For the nine months ended September 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(214)	$(238)	$(737)	$(1,189)
Other comprehensive income before reclassifications	785	—	654	1,439
Less amounts reclassified from accumulated other comprehensive income (loss)	420	(238)	—	182
Period change	365	238	654	1,257
Balance, end of period	$151	$—	$(83)	$68

	For the nine months ended September 30, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (loss) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period	$281	$(295)	$168	$154
Other comprehensive loss before reclassifications	(531)	—	(1,088)	(1,619)
Less amounts reclassified from accumulated other comprehensive loss	(148)	(44)	—	(192)
Period change	(383)	44	(1,088)	(1,427)
Balance, end of period	$(102)	$(251)	$(920)	$(1,273)

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

As of September 30, 2021, the fair value of the Company’s AFS debt securities portfolio was $39.8 million. Approximately 28 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $11.0 million at September 30, 2021. Approximately $10.9 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2021. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at September 30, 2021, which were previously classified as Level 2 assets.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period (1)	$4,675	$6,243	$4,400	$6,238
Purchases/additions	—	—	—	—
Sales/reductions	—	—	—	—
Realized gains (losses)	—	—	—	—
Unrealized gains	275	(728)	550	(723)
Balance at end of period	$4,950	$5,515	$4,950	$5,515

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

As of September 30, 2021, the fair value of the Company’s equity securities portfolio was $4.9 million.

All of the Company’s equity securities were classified as Level 2 assets at September 30, 2021. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2021, as compared to the periods ended December 31, 2020 and September 30, 2020.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
State and political subdivisions	$1,062	$—	$1,062	$—
Residential mortgage-backed securities	11,008	—	11,008	—
Corporate and other securities	27,693	—	22,743	4,950
Total debt securities available for sale	$39,763	$—	$34,813	$4,950

Equity securities with readily determinable fair values	4,893	—	4,893	—
Total equity securities	$4,893	$—	$4,893	$—

Loans held for sale	22,537	—	22,537	—
Total loans held for sale	$22,537	$—	$22,537	$—

Interest rate swap agreements	(115)	—	(115)	—
Total swap agreements	$(115)	$—	$(115)	$—

	Fair value Measurements at December 31, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,003	$—	$2,003	$—
State and political subdivisions	2,969	—	2,969	—
Residential mortgage-backed securities	17,410	—	17,410	—
Corporate and other securities	23,235	—	18,835	4,400
Total debt securities available for sale	$45,617	$—	$41,217	$4,400

Equity securities with readily determinable fair values	1,954	—	1,954	—
Total equity securities	$1,954	$—	$1,954	$—

Loans held for sale	10,712	—	10,712	—
Total loans held for sale	$10,712	$—	$10,712	$—

Interest rate swap agreements	(1,026)	—	(1,026)	—
Total swap agreements	$(1,026)	$—	$(1,026)	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	$7,639	$—	$—	$7,639	$(968)

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Financial assets:
OREO	$—	$—	$—	$—	$(225)
Impaired collateral-dependent loans	11,959	—	—	11,959	3,693

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At September 30, 2021, the valuation allowance for impaired loans was $3.1 million, a decrease of $968 thousand from $4.1 million at December 31, 2020.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2021 and December 31, 2020 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

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

Standby Letters of Credit

At September 30, 2021, the Bank had standby letters of credit outstanding of $3.2 million. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$216,372	$216,372	$219,311	$219,311
Securities (1)	Level 2	49,807	44,656	47,571	47,571
SBA loans held for sale	Level 2	20,130	22,537	9,335	10,712
Loans, net of allowance for loan losses (2)	Level 2	1,622,224	1,635,816	1,595,377	1,613,593
FHLB stock	Level 2	4,403	4,403	10,594	10,594
Servicing assets	Level 3	1,217	1,217	1,857	1,857
Accrued interest receivable	Level 2	9,684	9,684	10,429	10,429
Financial liabilities:
Deposits	Level 2	1,706,185	1,704,827	1,557,959	1,561,502
Borrowed funds and subordinated debentures	Level 2	70,310	71,399	210,310	212,358
Accrued interest payable	Level 2	158	158	248	248

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.0 million and market values of $4.7 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $7.6 million and $12.0 million at September 30, 2021 and December 31, 2020, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$2,000	$3	$—	$2,003
State and political subdivisions	1,062	8	(8)	1,062	2,935	34	—	2,969
Residential mortgage-backed securities	10,576	433	(1)	11,008	16,765	645	—	17,410
Corporate and other securities	27,920	243	(470)	27,693	24,221	132	(1,118)	23,235
Total debt securities available for sale	$39,558	$684	$(479)	$39,763	$45,921	$814	$(1,118)	$45,617
Held to maturity:
U.S. Government sponsored entities	$2,000	$18	$—	$2,018	$—	$—	$—	$—
Residential mortgage-backed securities	3,151	—	(5)	3,146	—	—	—	—
Total securities held to maturity	$5,151	$18	$(5)	$5,164	$—	$—	$—	$—
Equity securities:
Total equity securities	$4,563	$401	$(71)	$4,893	$2,112	$—	$(158)	$1,954

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at September 30, 2021 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
State and political subdivisions	$201	3.90%	$425	2.91%	$—	—%	$436	2.74%	$1,062	3.03%
Residential mortgage-backed securities	41	1.70	496	2.93	1,010	2.27	9,461	1.94	11,008	2.01
Corporate and other securities	—	—	1,000	5.13	12,496	4.61	14,197	2.24	27,693	3.41
Total debt securities available for sale	$242	3.53%	$1,921	4.07%	$13,506	4.43%	$24,094	2.13%	$39,763	3.02%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$2,000	2.49%	$2,000	2.49%
Residential mortgage-backed securities	—	—	—	—	—	—	3,151	2.17	3,151	2.17
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$5,151	2.29%	$5,151	2.29%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$4,893	2.17%	$4,893	2.17%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	1	$437	$(8)	$—	$—	$437	$(8)
Residential mortgage-backed securities	2	$305	$(1)	$—	$—	$305	$(1)
Corporate and other securities	8	3,404	(99)	5,887	(371)	9,291	(470)
Total temporarily impaired securities	11	$4,146	$(108)	$5,887	$(371)	$10,033	$(479)
Held to maturity:
Residential mortgage-backed securities	1	$3,146	$(5)	$—	$—	$3,146	$(5)
Total temporarily impaired securities	1	$3,146	$(5)	$—	$—	$3,146	$(5)

	December 31, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)
Total temporarily impaired securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of September 30, 2021 or December 31, 2020.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of  September 30, 2021 or December 31, 2020.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of September 30, 2021 or December 31, 2020. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of September 30, 2021 or December 31, 2020.

Realized Gains and Losses

Gross realized gains and losses on securities for the three and nine months ended September 30, 2021 and 2020 are detailed in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Available for sale:
Realized gains	$—	$16	$43	$317
Realized losses	—	—	—	—
Total debt securities available for sale	—	16	43	317
Net gains on sales of securities	$—	$16	$43	$317

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no gross realized gains and $43 thousand of gross realized gains during the three and nine months ended September 30, 2021, compared to $16 thousand and $317 thousand of gross realized gains during the same period a year ago. There were no gross realized losses for the three and nine months ended September 30, 2021, or 2020.

For the nine months ended September 30, 2021, the net gain is attributed to:

●	the sale of six corporate bonds with a total book value of $7.0 million and resulting gains of $39 thousand, and
●	the call of one taxable municipal security with a book value of $496 thousand and resulting gains of $4 thousand.

For the nine months ended September 30, 2020, the net gain is attributed to:

●	the sale of two corporate bonds with a total book value of $2.7 million and resulting gains of $77 thousand,
●	the sale of three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand,
●	the sale of one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand,

●	the sale of one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, and
●	the call of three tax-exempt municipal securities with a total book value of $1.8 million and resulting gains of $16 thousand.

Equity Securities

Included in this category are Community Reinvestment Act ("CRA") investments and the Company’s current other equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interests in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$198	$(112)	$488	$(509)
Net gains recognized during the period on equity securities sold during the period	4	—	4	5
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$202	$(112)	$492	$(504)

Pledged Securities

Securities with a carrying value of $1.3 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
SBA loans held for investment	$37,986	$39,587
SBA PPP loans	81,907	118,257
Commercial loans
SBA 504 loans	22,371	19,681
Commercial other	116,461	118,280
Commercial real estate	710,869	630,423
Commercial real estate construction	74,336	71,404
Residential mortgage loans	420,835	467,586
Consumer loans
Home equity	68,609	62,549
Consumer other	2,462	3,551
Residential construction loans	108,925	87,164
Total loans held for investment	$1,644,761	$1,618,482
SBA loans held for sale	20,130	9,335
Total loans	$1,664,891	$1,627,817

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

The CARES Act provided assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds were provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. Applications for the renewed PPP loan program started on January 13, 2021 and were available until March 31, 2021.

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

During the quarter ended September 30, 2021, the Company enrolled in the “Upgrade Consumer Unsecured Loan Program” to purchase consumer unsecured loans. This loan product is a fixed rate, fully amortizing term for up to five years and $50 thousand. Restrictions were placed on the loans purchased to limit the purchases to borrowers residing in New Jersey, southern New York, and eastern Pennsylvania and to limit purchases to borrowers with higher credit quality with a 700 FICO minimum. Upgrade services the loans on behalf of the Company. Upgrade is a financial technology company that utilizes artificial intelligence to underwrite personal loan and credit card installment loans to retail customers, in addition to credit monitoring and education tools.

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

At September 30, 2021, there were $1.5 million of residential consumer loans in the process of foreclosure, compared to $4.8 million at December 31, 2020.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2021:

	September 30, 2021
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,150	$518	$318	$37,986
SBA PPP loans	81,907	—	—	81,907
Commercial loans
SBA 504 loans	22,371	—	—	22,371
Commercial other	106,839	5,254	4,368	116,461
Commercial real estate	687,207	21,549	2,113	710,869
Commercial real estate construction	74,336	—	—	74,336
Total commercial loans	890,753	26,803	6,481	924,037
Total SBA and commercial loans	$1,009,810	$27,321	$6,799	$1,043,930

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$418,209	$2,626	$420,835
Consumer loans
Home equity		68,609	—	68,609
Consumer other		2,462	—	2,462
Total consumer loans		71,071	—	71,071
Residential construction loans		106,288	2,637	108,925
Total residential mortgage, consumer and residential construction loans		$595,568	$5,263	$600,831

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$1,297	$—	$—	$660	$1,957	$36,029	$37,986
SBA PPP loans	—	—	—	—	—	81,907	81,907
Commercial loans
SBA 504 loans	—	—	—	—	—	22,371	22,371
Commercial other	69	—	128	2,094	2,291	114,170	116,461
Commercial real estate	3,686	569	—	785	5,040	705,829	710,869
Commercial real estate construction	—	—	—	—	—	74,336	74,336
Residential mortgage loans	5,102	2,266	1,960	2,626	11,954	408,881	420,835
Consumer loans
Home equity	34	—	—	—	34	68,575	68,609
Consumer other	—	—	—	—	—	2,462	2,462
Residential construction loans	2,385	—	176	2,637	5,198	103,727	108,925
Total loans held for investment	12,573	2,835	2,264	8,802	26,474	1,618,287	1,644,761
SBA loans held for sale	—	—	—	—	—	20,130	20,130
Total loans	$12,573	$2,835	$2,264	$8,802	$26,474	$1,638,417	$1,664,891

(1)	At September 30, 2021, nonaccrual loans included $139 thousand of loans guaranteed by the SBA.

	December 31, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$792	$1,280	$—	$2,473	$4,545	$35,042	$39,587
SBA PPP loans	—	—	—	—		118,257	118,257
Commercial loans
SBA 504 loans	—	—	—	—	—	19,681	19,681
Commercial other	186	201	—	266	653	117,627	118,280
Commercial real estate	3,109	1,971	—	1,059	6,139	624,284	630,423
Commercial real estate construction	1,047	—	—	—	1,047	70,357	71,404
Residential mortgage loans	3,232	2,933	262	5,217	11,644	455,942	467,586
Consumer loans
Home equity	393	—	187	1,295	1,875	60,674	62,549
Consumer other	3	1	—	—	4	3,547	3,551
Residential construction loans	120	796	—	1,750	2,666	84,498	87,164
Total loans held for investment	8,882	7,182	449	12,060	28,573	1,589,909	1,618,482
SBA loans held for sale	448	—	—	—	448	8,887	9,335
Total loans	$9,330	$7,182	$449	$12,060	$29,021	$1,598,796	$1,627,817

(1)	At December 31, 2020, nonaccrual loans included $371 thousand of loans guaranteed by the SBA.

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2021:

	September 30, 2021
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$414	$313	$—
Commercial loans
Commercial real estate	1,716	1,716	—
Total commercial loans	1,716	1,716	—
Residential mortgage loans	2,391	2,339	—
Residential construction loans	2,637	2,637	—
Total impaired loans with no related allowance	7,158	7,005	—

With an allowance:
SBA loans held for investment (1)	460	207	161
Commercial loans
Commercial other	2,823	2,713	2,672
Commercial real estate	986	139	139
Total commercial loans	3,809	2,852	2,811
Residential mortgage loans	287	287	30
Consumer loans
Home equity	427	427	137
Total impaired loans with a related allowance	4,983	3,773	3,139

Total individually evaluated impaired loans:
SBA loans held for investment (1)	874	520	161
Commercial loans
Commercial other	2,823	2,713	2,672
Commercial real estate	2,702	1,855	139
Total commercial loans	5,525	4,568	2,811
Residential mortgage loans	2,678	2,626	30
Consumer loans
Home equity	427	427	137
Residential construction loans	2,637	2,637	—
Total individually evaluated impaired loans	$12,141	$10,778	$3,139

(1)	Balances are reduced by amount guaranteed by the SBA of $139 thousand at September 30, 2021.

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

The following tables present the average recorded investments in impaired loans and the related amount of interest received during the time period in which the loans were impaired for the three and nine months ended September 30, 2021 and 2020. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.

	For the three months ended September 30,
	2021		2020
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$917	$18	$1,928	$24
Commercial loans
Commercial other	727	1	50	—
Commercial real estate	1,355	42	1,081	26
Commercial real estate construction	—	—	—	33
Residential mortgage loans	3,571	13	4,850	63
Consumer loans
Home equity	427	5	760	29
Consumer other	2	—	—	—
Residential construction loans	2,659	18	—	—
Total	$9,658	$97	$8,669	$175

(1)	Balances are reduced by the average amount guaranteed by the SBA of $173 thousand and $1.2 million for the three months ended September 30, 2021 and 2020, respectively.

	For the nine months ended September 30,
	2021		2020
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment (1)	$1,384	$99	$1,440	$30
Commercial loans
SBA 504 loans	—	—	200	32
Commercial other	457	11	51	25
Commercial real estate	1,904	119	1,137	67
Commercial real estate construction	—	—	—	33
Residential mortgage loans	4,705	13	5,533	129
Consumer loans
Home equity	572	23	536	53
Consumer other	1	—	—	—
Residential construction loans	2,691	38	25	—
Total	$11,714	$303	$8,922	$369

(1)	Balances are reduced by the average amount guaranteed by the SBA of $202 thousand and $687 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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

TDRs of $1.1 million and $663 thousand are included in the impaired loan numbers as of September 30, 2021 and December 31, 2020, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At September 30, 2021 and December 31, 2020, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

There were two loans modified as TDRs during the nine months ended September 30, 2021. There were no loans modified during the nine months ended September 30, 2020 that were deemed to be TDRs. The following table details loans modified during the nine months ended September 30, 2021, including the number of modifications and the recorded investment at the time of the modification:

	For the nine months ended September 30, 2021
	Number of	Recorded investment
(In thousands, except number of contracts)	contracts	at time of modification
Home equity	2	$427
Total	2	$427

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the nine months ended September 30, 2021. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,686	$15,011	$4,604	$601	$899	$22,801
Charge-offs	(145)	(158)	—	(3)	—	(306)
Recoveries	—	—	42	—	—	42
Net (charge-offs) recoveries	(145)	(158)	42	(3)	—	(264)
Provision for (credit to) loan losses charged to expense	(763)	983	(540)	151	169	—
Balance, end of period	$778	$15,836	$4,106	$749	$1,068	$22,537

	For the three months ended September 30, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,004	$12,336	$5,439	$611	$844	$20,234
Charge-offs	(1)	—	—	—	—	(1)
Recoveries	3	1	—	—	—	4
Net recoveries	2	1	—	—	—	3
Provision for loan losses charged to expense	388	963	485	66	98	2,000
Balance, end of period	$1,394	$13,300	$5,924	$677	$942	$22,237

	For the nine months ended September 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(591)	(551)	—	(4)	—	(1,146)
Recoveries	34	2	42	—	—	78
Net (charge-offs) recoveries	(557)	(549)	42	(4)	—	(1,068)
Provision for (credit to) loan losses charged to expense	34	1,393	(1,254)	72	255	500
Balance, end of period	$778	$15,836	$4,106	$749	$1,068	$22,537

	For the nine months ended September 30, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$681	$659	$16,395
Charge-offs	(27)	(518)	(200)	—	—	(745)
Recoveries	83	504	—	—	—	587
Net (charge-offs) recoveries	56	(14)	(200)	—	—	(158)
Provision for (credit to) loan losses charged to expense	259	3,592	1,870	(4)	283	6,000
Balance, end of period	$1,394	$13,300	$5,924	$677	$942	$22,237

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$161	$2,811	$30	$137	$—	$3,139
Collectively evaluated for impairment	617	13,025	4,076	612	1,068	19,398
Total	$778	$15,836	$4,106	$749	$1,068	$22,537
Loan ending balances:
Individually evaluated for impairment	$520	$4,568	$2,626	$427	$2,637	$10,778
Collectively evaluated for impairment	119,373	919,469	418,209	70,644	106,288	1,633,983
Total	$119,893	$924,037	$420,835	$71,071	$108,925	$1,644,761

	December 31, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$324	$3,682	$101	$—	$—	$4,107
Collectively evaluated for impairment	977	11,310	5,217	681	813	18,998
Total	$1,301	$14,992	$5,318	$681	$813	$23,105
Loan ending balances:
Individually evaluated for impairment	$2,102	$5,702	$5,217	$1,295	$1,750	$16,066
Collectively evaluated for impairment	155,742	834,086	462,369	64,805	85,414	1,602,416
Total	$157,844	$839,788	$467,586	$66,100	$87,164	$1,618,482

Changes in Methodology

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At September 30, 2021, a $358 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020, due to a larger loan portfolio requiring a larger general reserve.

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

ASU 2020-03, "Codification Improvement to Financial Instruments." ASU 2020-03 clarifies that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s Accounting Standards Codification (ASC). ASU 2020-03 also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases,” should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments – Credit Losses.” ASU 2020-03 also addresses amendments to ASC 860-20, “Transfers and Servicing – Sales of Financial Assets,” clarifying that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with ASC 326. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13. The Company is currently evaluating the impact of the adoption of ASU 2020-03 on its consolidated financial statements.

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

ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.” ASU 2020-06 was issued to address the complexities of guidance for certain financial instruments with characteristics of liabilities and equity, including:

●	Removing the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity.
●	Adding certain disclosure requirements for convertible instruments.
●	Amending the guidance for the derivatives scope exception for contracts in an entity’s own equity.
●	Simplifying the diluted earnings per share calculation for certain situations.

For public business entities, ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 was issued to clarify certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. In addition, the ASU clarifies that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered eligible as a hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of the reference rate reform. ASU 2021-01 became effective January 7, 2021. The Company currently uses the shortcut method as the practical expedient.

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

At September 30, 2021, the Company had 2 interest rate swaps designed as cash flow hedging instruments with notional amounts totaling $40.0 million, compared to 5 with notional amounts totaling $80.0 million at December 31, 2020. At September 30, 2021, the Company had $1.3 million in cash collateral pledged for these derivatives which was included in cash and due from banks, compared to $1.5 million at December 31, 2020. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2021 and December 31, 2020, respectively is as follows:

(In thousands, except percentages and years)	September 30, 2021	December 31, 2020
Notional amount	$40,000	$80,000
Fair value	$(115)	$(1,026)
Weighted average pay rate	1.05%	1.19%
Weighted average receive rate	0.18%	0.89%
Weighted average maturity in years	1.88	2.20
Number of contracts	2	5

During the three and nine months ended September 30, 2021, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2021, the unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2021 and 2020, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Gain (loss) recognized in OCI on derivatives	$62	$157	$654	$(1,088)

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the nine months ended September 30, 2021 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2020	672,800	$16.42	6.8	$1,952,568
Options granted	89,000	19.21
Options exercised	(60,467)	7.36
Options forfeited	(2,000)	18.64
Options expired	—	—
Outstanding at September 30, 2021	699,333	$17.55	6.9	$4,091,753
Exercisable at September 30, 2021	423,179	$16.04	5.7	$3,113,588

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of September 30, 2021, 281,500 options and 91,150 shares of restricted stock have been awarded from the plan. In addition, 2,000 unvested options and 1,500 unvested shares of restricted stock were cancelled and returned to the plan leaving 130,850 shares available for future grants.

The fair values of the options granted during the three and nine months ended September 30, 2021 and 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during the three months ended September 30, 2021 or 2020:

	For the nine months ended September 30,
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Number of options exercised	23,869	—	60,467	54,611
Total intrinsic value of options exercised	$358,798	$—	$876,580	$475,222
Cash received from options exercised	$177,362	$—	$444,988	$395,518
Tax deduction realized from options	$66,291	$—	$178,904	$139,216

The following table summarizes information about stock options outstanding and exercisable at September 30, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$6.01 - $12.00	135,800	3.6	8.85	135,800	8.85
$12.01 - $18.00	130,533	7.4	16.40	67,201	15.75
$18.01 - $24.00	433,000	7.8	20.62	220,178	20.57
Total	699,333	6.9	$17.55	423,179	$16.04

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2021 and 2020 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Compensation expense	$221,092	$185,408	$651,239	$558,682
Income tax benefit	$63,896	$53,583	$188,208	$161,459

As of September 30, 2021, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.2 million. That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2021:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2020	87,972	$19.26
Granted	48,000	20.46
Cancelled	(1,500)	15.09
Vested	(28,758)	18.79
Nonvested restricted stock at September 30, 2021	105,714	$19.99

Restricted stock awards granted during the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Number of shares granted	8,000	2,000	48,000	17,000
Average grant date fair value	$22.82	$13.01	$20.46	$16.20

Compensation expense related to restricted stock for the three and nine months ended September 30, 2021 and 2020 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Compensation expense	$184,189	$166,331	$537,939	$500,409
Income tax benefit	$53,231	$48,069	$155,464	$144,618

As of September 30, 2021, there was approximately $1.5 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $158 thousand and $154 thousand to the Plan during the three months ended September 30, 2021 and 2020, respectively, and $618 thousand and $524 thousand during the nine months ended September 30, 2021 and 2020, respectively.

Deferred Compensation Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $35 thousand and $34 thousand during the three months ended September 30, 2021 and 2020, respectively, and $551 thousand and $555 thousand during the nine months ended September 30, 2021 and 2020, respectively. The interest paid on the deferred balances totaled $34 thousand and $35 thousand during the three months ended September 30, 2021 and 2020, respectively, and $102 thousand and $96 thousand during the nine months ended September 30, 2021 and 2020 respectively. The deferred balances distributed totaled $3 thousand during the three months ended September 30, 2021 and 2020, respectively, and $9 thousand during the nine months ended September 30, 2021 and 2020.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement plans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding the executive’s separation from service after age 66, adjusted annually thereafter by a percentage equal to the Consumer Price Index as reported by the U.S. Bureau of Labor Statistics for All Urban Consumers (CPI-U). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $6.4 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made during the three and nine months ended September 30, 2021. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Service cost (1)	$18	$32	$(51)	$95
Interest cost	38	37	107	111
Amortization of prior service cost (2)	—	20	332	62
Net periodic benefit cost	$56	$89	$388	$268

(1)	Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.
(2)	Prior service cost fully amortized as of June 30, 2021

The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
(In thousands)	2021	2020
Benefit obligation, beginning of year	$3,845	$3,571
Service cost (1)	(51)	95
Interest cost	107	111
Benefit obligation, end of period	$3,901	$3,777

(1)	Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

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

As of September 30, 2021, the Company had total year to date expenses of $84 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $1 thousand for the three months ended September 30, 2021 and 2020, and $4 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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

On April 6, 2020, the federal banking regulators implemented the applicable provisions of the CARES Act, which modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of 2020, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR was 8% beginning in the second quarter and for the remainder of calendar year 2020, and is 8.5% for calendar year 2021, and 9% thereafter. The numerator of the CBLR is Tier 1 capital, as calculated under the Basel III rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at September 30, 2021 and at December 31, 2020:

	At September 30, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.70%	10.23%	10.09%	9.80%

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

Operating lease ROU assets totaled $3.8 million at September 30, 2021, compared to $2.4 million at December 31, 2020. As of September 30, 2021, operating lease liabilities totaled $3.9 million, compared to $2.4 million at December 31, 2020.

The table below summarizes our net lease cost:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Operating lease cost	$155	$148	$452	$443
Net lease cost	$155	$148	$452	$443

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152	$142	$442	$426
ROU assets obtained in exchange for new operating lease liabilities	$1,803	$28	$1,803	$28

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	September 30, 2021	December 31, 2020
Weighted average remaining lease term in years	9.95	5.96
Weighted average discount rate	3.59%	5.45%
Operating lease right-of-use assets	$3,805	$2,365

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$157
2022	607
2023	541
2024	492
2025	501
2026 and thereafter	2,099
Total lease payments	$4,397
Less: Interest	(529)
Present value of lease liabilities	$3,868

As of September 30, 2021, the Company had not entered into any material leases that have not yet commenced.

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

The full impact of the pandemic remains unknown and continues to evolve. The outbreak has had a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. Although the COVID-19 pandemic continues, many restrictions have been lifted as vaccines are administered and people start to feel safer. It is still unknown what changes in the behavior of customers, businesses and their employees will result from the COVID-19 pandemic. While states have re-opened, several restrictions remain in place, which have resulted in lower commercial activity. This decrease in commercial activity may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which remain uncertain. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

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

The Company approved 1,224 applications and provided funding of approximately $143.0 million during the year ended December 31, 2020. The Company has $3.6 million of PPP loans originated under the CARES Act remaining on our balance sheet as of September 30, 2021 and believes that the majority of these loans will be forgiven by the SBA.

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

The Company approved 955 applications and provided funding of approximately $101.0 million. As of September 30, 2021, the Company has $78.3 million of PPP loans originated under the Economic Aid Act in its portfolio.

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

Beginning in March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs, in accordance with regulatory guidance and the CARES Act. The table below summarizes the loans that are in deferral as of September 30, 2021:

(In thousands)	Total loan portfolio balance	Unpaid principal balance of full deferrals	Unpaid principal balance of principal only deferrals	Unpaid principal balance of deferrals	% total deferrals to total loans
SBA loans held for sale	$20,130	$—	$—	$—	0.00%
SBA loans held for investment	37,986	—	—	—	0.00
SBA PPP loans	81,907	—	—	—	0.00
Commercial loans	924,037	12,527	5,056	17,583	1.90
Residential mortgage loans	420,835	—	—	—	0.00
Consumer loans	71,071	—	—	—	0.00
Residential construction loans	108,925	—	—	—	0.00
Total loans	$1,664,891	$12,527	$5,056	$17,583	1.06%

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

Earnings Summary

Net income totaled $9.5 million, or $0.90 per diluted share for the quarter ended September 30, 2021, compared to $5.8 million, or $0.54 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.96 percent and 19.57 percent, respectively, compared to 1.28 percent and 13.76 percent for the same period a year ago.

Third quarter highlights include:

●	Net interest income increased 20.8 percent compared to the prior year’s quarter due to commercial loan growth, receipt of SBA PPP loan fees on forgiveness, residential construction loan growth and SBA loan growth.
●	Net interest margin equaled 4.27 percent this quarter compared to 3.78 percent in the prior years’ quarter.
●	The Company reported no provision for loan losses for the quarter ended September 30, 2021, compared to $2.0 million in the prior year’s quarter. The decrease was due to an improved economic environment.
●	Noninterest income decreased 15.8 percent compared to the prior year’s quarter primarily due to a decrease in the gains on residential mortgage loan sales and a decision to not sell SBA available for sale loans in the third quarter.
●	Noninterest expense decreased 1.8 percent compared to the prior year’s quarter primarily due to a reduction in BSA expenses.
●	The effective tax rate was 25.4 percent compared to 24.5 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income per common share - Basic (1)	$0.91	$0.54	$2.53	$1.51
Net income per common share - Diluted (2)	$0.90	$0.54	$2.50	$1.50
Return on average assets	1.96%	1.28%	1.86%	1.26%
Return on average equity (3)	19.57%	13.76%	19.13%	13.20%
Efficiency ratio (4)	44.15%	50.80%	46.28%	50.98%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended September 30, 2021, tax-equivalent net interest income amounted to $19.7 million, an increase of $3.4 million or 20.8 percent when compared to the same period in 2020. The net interest margin increased 49 basis points to 4.27 percent for the three months ended September 30, 2021, compared to 3.78 percent for the same period in 2020. The net interest spread was 4.09 percent for the third quarter of 2021, a 66 basis point increase compared to the same period in 2020.

During the three months ended September 30, 2021, tax-equivalent interest income was $21.3 million, an increase of $1.5 million or 7.5 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the yield on loans, partially offset by a decrease in the balance of average securities, and the decrease in the yield on securities.

●	Of the $1.5 million net increase in interest income on a tax-equivalent basis, $785 thousand of the increase was due to increased average earning assets and $703 thousand was due to higher yields on the earning assets.
●	The average volume of interest-earning assets increased $116.7 million to $1.8 billion for the third quarter of 2021 compared to $1.7 billion for the same period in 2020. This was due primarily to a $62.0 million increase in average loans, primarily commercial, residential construction and SBA loans and a $66.9 million increase in federal funds sold and interest-bearing deposits, partially offset by a $9.9 million decrease in investment securities.
●	The yield on total interest-earning assets increased 2 basis points to 4.60 percent for the three months ended September 30, 2021 when compared to the same period in 2020. The yield on the loan portfolio increased 19 basis points to 5.01 percent.

Total interest expense was $1.5 million for the three months ended September 30, 2021, a decrease of $1.9 million or 55.5 percent compared to the same period in 2020. This decrease was driven by the decreased rates on interest-bearing deposits, the decreased volume of borrowed funds and subordinated debentures and the decreased rates on borrowed funds and subordinated debentures compared to a year ago:

●	Of the $1.9 million decrease in interest expense, $1.5 million was due to a decrease in the rates on interest-bearing liabilities, and $455 thousand was due to a decrease in the volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.2 billion for the third quarter of 2021, an increase of $254 thousand or 0.2 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 64 basis points to 0.51 percent. The cost of interest-bearing deposits decreased 65 basis points to 0.45 percent for the third quarter of 2021 and the cost of borrowed funds and subordinated debentures decreased 4 basis points to 1.65 percent.

During the nine months ended September 30, 2021, tax-equivalent net interest income amounted to $56.2 million, an increase of $9.1 million or 19.3 percent when compared to the same period in 2020. The net interest margin increased 32 basis points to 4.13 percent for the nine months ended September 30, 2021, compared to 3.81 percent for the same period in 2020. The net interest spread was 3.90 percent for the nine months ended September 30, 2021, a 48 basis point increase compared to the same period in 2020.

During the nine months ended September 30, 2021, tax-equivalent interest income was $62.5 million, an increase of $3.9 million or 6.6 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans, partially offset by a decrease in the yield on loans, and the decrease in the average balance of securities and the rates on federal funds sold and interest-bearing deposits.

●	Of the $3.9 million net increase in interest income on a tax-equivalent basis, $5.1 million of the increase was due to increased average earning assets, partially offset by a $1.2 million decrease to yields on the earning assets.
●	The average volume of interest-earning assets increased $165.6 million to $1.8 billion for the nine months ended September 30, 2021 compared to $1.7 billion for the same period in 2020. This was due primarily to a $138.6 million increase in average loans, primarily SBA PPP, commercial, and residential construction loans, a $46.6 million increase in federal funds sold and interest-bearing deposits, partially offset by a $17.8 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 14 basis points to 4.60 percent for the nine months ended September 30, 2021 when compared to the same period in 2020. The yield on the loan portfolio decreased 4 basis points to 4.95 percent.

Total interest expense was $6.3 million for the nine months ended September 30, 2021, a decrease of $5.2 million or 45.2 percent compared to the same period in 2020. This decrease reflects decreased rates on interest-bearing deposits and decreased rates on borrowed funds and subordinated debentures compared to a year ago, partially offset by increased volume on interest-bearing deposits.

●	Of the $5.2 million decrease in interest expense, $4.5 million was due to a decrease on the rates on interest-bearing liabilities, and $696 thousand was due to a decrease in the volume of average time deposits.
●	Interest-bearing liabilities averaged $1.2 billion for the nine months ended September 30, 2021, an increase of $37.9 million or 3.2 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 62 basis points to 0.70 percent for the nine months ended September 30, 2021. The cost of interest-bearing deposits decreased 64 basis points to 0.64 percent and the cost of borrowed funds and subordinated debentures decreased 2 basis points to 1.65 percent.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2021			September 30, 2020
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$133,660	$48	0.14%	$66,759	$24	0.14%
Federal Home Loan Bank ("FHLB") stock	3,706	41	4.36	5,996	79	5.24
Securities:
Taxable	41,738	292	2.78	50,118	383	3.04
Tax-exempt	1,176	10	3.26	2,678	15	2.23
Total securities (A)	42,914	302	2.79	52,796	398	3.00
Loans:
SBA loans	54,686	864	6.27	49,751	631	5.05
SBA PPP loans	110,239	1,751	6.30	138,221	1,036	2.98
Commercial loans	898,589	11,280	4.98	792,255	10,099	5.07
Residential mortgage loans	417,166	4,606	4.38	463,575	5,490	4.71
Consumer loans	66,782	736	4.37	68,234	843	4.92
Residential construction loans	105,908	1,628	6.10	79,333	1,168	5.85
Total loans (B)	1,653,370	20,865	5.01	1,591,369	19,267	4.82
Total interest-earning assets	$1,833,650	$21,256	4.60%	$1,716,920	$19,768	4.58%

Noninterest-earning assets:
Cash and due from banks	23,085			23,487
Allowance for loan losses	(22,733)			(21,680)
Other assets	75,961			75,807
Total noninterest-earning assets	76,313			77,614
Total assets	$1,909,963			$1,794,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$227,152	$247	0.43%	$182,170	$318	0.69%
Savings deposits	558,354	390	0.28	447,745	502	0.45
Time deposits	345,811	659	0.76	449,333	2,157	1.91
Total interest-bearing deposits	1,131,317	1,296	0.45	1,079,248	2,977	1.10
Borrowed funds and subordinated debentures	56,322	235	1.65	108,137	460	1.69
Total interest-bearing liabilities	$1,187,639	$1,531	0.51%	$1,187,385	$3,437	1.15%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	514,518			422,759
Other liabilities	16,077			17,838
Total noninterest-bearing liabilities	530,595			440,597
Total shareholders' equity	191,729			166,552
Total liabilities and shareholders' equity	$1,909,963			$1,794,534

Net interest spread		$19,725	4.09%		$16,331	3.43%
Tax-equivalent basis adjustment		(2)			(4)
Net interest income		$19,723			$16,327
Net interest margin			4.27%			3.78%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2021 and 2020, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2021			September 30, 2020
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$116,563	$105	0.12%	$69,940	$236	0.45%
FHLB stock	4,527	157	4.63	6,284	268	5.70
Securities:
Taxable	38,374	837	2.92	54,635	1,331	3.25
Tax-exempt	1,774	33	2.46	3,329	62	2.49
Total securities (A)	40,148	870	2.90	57,964	1,393	3.21
Loans
SBA loans	51,446	2,423	6.30	49,337	2,323	6.29
SBA PPP loans	138,846	5,228	5.03	79,895	1,760	2.94
Commercial loans	871,163	32,490	4.99	781,942	29,848	5.10
Residential mortgage loans	435,694	14,640	4.49	462,497	16,814	4.86
Consumer loans	63,872	2,274	4.76	71,031	2,678	5.04
Residential construction loans	96,491	4,330	6.00	74,251	3,321	5.97
Total loans (B)	1,657,512	61,385	4.95	1,518,953	56,744	4.99
Total interest-earning assets	$1,818,750	$62,517	4.60%	$1,653,141	$58,641	4.74%

Noninterest-earning assets:
Cash and due from banks	23,456			22,048
Allowance for loan losses	(23,026)			(18,773)
Other assets	75,856			73,429
Total noninterest-earning assets	76,286			76,704
Total assets	$1,895,036			$1,729,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$218,539	$863	0.53%	$169,396	$1,025	0.83%
Savings deposits	515,065	1,241	0.32	431,492	2,000	0.60
Time deposits	401,839	3,293	1.10	455,900	7,056	2.07
Total interest-bearing deposits	1,135,443	5,397	0.64	1,056,788	10,081	1.28
Borrowed funds and subordinated debentures	74,882	922	1.65	115,624	1,449	1.67
Total interest-bearing liabilities	$1,210,325	$6,319	0.70%	$1,172,412	$11,530	1.32%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	484,284			375,229
Other liabilities	16,069			17,209
Total noninterest-bearing liabilities	500,353			392,438
Total shareholders’ equity	184,358			164,995
Total liabilities and shareholders’ equity	$1,895,036			$1,729,845

Net interest spread		$56,198	3.90%		$47,111	3.42%
Tax-equivalent basis adjustment		(7)			(12)
Net interest income		$56,191			$47,099
Net interest margin			4.13%			3.81%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2021 and 2020, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended September 30, 2021 versus September 30, 2020			For the nine months ended September 30, 2021 versus September 30, 2020
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$24	$—	$24	$102	$(233)	$(131)
FHLB stock	(27)	(11)	(38)	(67)	(44)	(111)
Securities	(70)	(26)	(96)	(396)	(127)	(523)
Loans	858	740	1,598	5,412	(771)	4,641
Total interest income	$785	$703	$1,488	$5,051	$(1,175)	$3,876
Interest expense:
Demand deposits	$66	$(137)	$(71)	$266	$(428)	$(162)
Savings deposits	107	(219)	(112)	308	(1,067)	(759)
Time deposits	(414)	(1,084)	(1,498)	(760)	(3,003)	(3,763)
Total interest-bearing deposits	(241)	(1,440)	(1,681)	(186)	(4,498)	(4,684)
Borrowed funds and subordinated debentures	(214)	(11)	(225)	(510)	(17)	(527)
Total interest expense	(455)	(1,451)	(1,906)	(696)	(4,515)	(5,211)
Net interest income - fully tax-equivalent	$1,240	$2,154	$3,394	$5,747	$3,340	$9,087
Decrease in tax-equivalent adjustment			2			5
Net interest income			$3,396			$9,092

Provision for Loan Losses

There was no provision for loan losses for the three months ended September 30, 2021, compared to $2.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the provision for loan losses totaled $500 thousand, compared to $6.0 million for the same period in 2020. The decreases in provision for loan losses for the three and nine month periods were primarily due to the increased risk of loan defaults in 2020 as a result of COVID-19.

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

Noninterest Income

The following table shows the components of noninterest income for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Branch fee income	$294	$237	$858	$761
Service and loan fee income	804	419	1,937	1,185
Gain on sale of SBA loans held for sale, net	—	534	741	1,099
Gain on sale of mortgage loans, net	968	1,713	3,785	4,317
BOLI income	138	147	399	474
Net security gains (losses)	202	(96)	535	(187)
Other income	403	382	1,175	1,043
Total noninterest income	$2,809	$3,336	$9,430	$8,692

For the three months ended September 30, 2021, noninterest income decreased $527 thousand to $2.8 million, compared to the same period last year. Year-to-date, noninterest income increased $738 thousand to $9.4 million. Quarterly noninterest income decreased primarily due to a decrease in the gains on the residential mortgage loan sales and the decision to not sell SBA available for sale loans in the third quarter while year-to-date noninterest income increased primarily due to an increase in servicing and loan fee income and an increase in the fair market value of our equity securities.

Changes in our noninterest income for the three and nine months ended September 30, 2021 compared to the prior year period reflect:

●	Branch fee income increased $57 thousand and $97 thousand for the three and nine months ended September 30, 2021, respectively, primarily due to service charges on deposit related accounts.
●	Service and loan fee income increased $385 thousand and $752 thousand for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in loan payoff charges and loan prepayment penalties.
●	There were no SBA loan sales during the third quarter of 2021, compared to $5.9 million with a net gain of $534 thousand in the prior year’s quarter. Year-to-date, SBA loan sales totaled $5.7 million in 2021 and $12.4 million in 2020 with net gains of $741 thousand and $1.1 million, respectively.
●	Mortgage loan sales were $45.5 million with a gain of 2.13% for the three months ended September 30, 2021, compared to $92.1 million with a gain of 1.86% for prior year’s quarter. Year-to-date, mortgage loan sales were $217.0 million with a gain of 1.74%, compared to $203.2 million with a gain of 2.12%, respectively. Residential mortgage loans are sold as a tool to manage liquidity needs within the Bank.
●	Bank owned life insurance ("BOLI") income decreased $9 thousand and $75 thousand for the three and nine months ended September 30, 2021, respectively.
●	Net security gains totaled $202 thousand during the third quarter of 2021, compared to losses of $96 thousand in the prior year’s quarter. Year-to-date, net security gains totaled $535 thousand compared to losses of $187 thousand in the prior year. There were approximately $198 thousand in gains compared to losses of $112 thousand which resulted from increases in the market values of equity securities during the third quarter of 2021 and 2020, respectively.
●	Other income, which includes check card related income and miscellaneous service charges, increased $21 thousand and $132 thousand for the three and nine months ended September 30, 2021 and 2020, respectively, primarily due to increases in Visa Check card interchange fees resulting from a promotion of cards.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Compensation and benefits	$5,720	$5,761	$18,116	$16,752
Processing and communications	747	722	2,303	2,199
Occupancy	654	639	1,991	1,892
Furniture and equipment	627	637	1,935	1,933
Professional services	315	274	1,035	805
Advertising	261	191	932	688
Other loan expenses	452	216	759	473
BSA expenses	214	626	664	1,176
Deposit insurance	198	197	637	444
Director fees	189	191	600	572
Loan collection & OREO expenses	62	33	67	220
Other expenses	421	550	1,084	1,386
Total noninterest expense	$9,860	$10,037	$30,123	$28,540

Noninterest expense decreased $177 thousand to $9.9 million for the three months ended September 30, 2021, while year-to-date expense increased $1.6 million to $30.1 million, primarily due to increased expenses related to a one time deferred compensation adjustment.

Changes in noninterest expense for the three and nine months ended September 30, 2021 versus 2020 reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, decreased $41 thousand for the quarter ended September 30, 2021, compared to the prior year’s quarter. Year-to-date compensation and benefits expense increased $1.4 million, primarily due to a one time deferred compensation adjustment and a decrease in residential mortgage commissions paid.
●	Processing and communications expense, which includes items processed and electronic banking fees, increased $25 thousand and $104 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively.
●	Occupancy expense increased $15 thousand and $99 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively. The year-to-date increase was primarily due to ground maintenance expenses.
●	Furniture and equipment expense, which includes network and software maintenance, decreased $10 thousand and increased $2 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively.
●	Professional service fees increased $41 thousand and $230 thousand for the three and nine months ended September 30, 2021, versus 2020, primarily due to higher legal, audit and tax expenses.
●	Advertising expenses increased $70 thousand and $244 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively, primarily due to a reduced level of marketing expenses in 2020 as a result of COVID-19 and increased initiatives in mortgage advertising and community related events.
●	Director fees decreased $2 thousand and increased $28 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively.
●	Other loan expenses, which consist of expenses such as appraisals, loan property tax expenses, and credit reports, increased $236 thousand and $286 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively, primarily due to SBA expense reimbursements.
●	Loan collection and OREO costs increased $29 thousand and decreased $153 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively, primarily due to the increase in loan legal expenses and the sale of all OREO properties.

●	Other expenses decreased $129 thousand and decreased $302 thousand for the three and nine months ended September 30, 2021, versus 2020, respectively, primarily due to a decrease in the reserve for legal expenses.

Income Tax Expense

For the quarter ended September 30, 2021, the Company reported income tax expense of $3.2 million for an effective tax rate of 25.4 percent, compared to income tax expense of $1.9 million and an effective tax rate of 24.5 percent for the prior year’s quarter. For the nine months ended September 30, 2021, the Company reported income tax expense of $8.6 million for an effective tax rate of 24.6 percent, compared to an income expense of $5.0 million and an effective tax rate of 23.3 percent for the nine months ended September 30, 2021.

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

Financial Condition at September 30, 2021

Total assets increased $32.2 million or 1.6 percent, to $2 billion at September 30, 2021, when compared to year end 2020. This increase was primarily due to an increase of $37.6 million in net loans, primarily due to strong commercial loan growth and residential construction loan growth, partially offset by a decrease in residential mortgage loans, and a $36.4 million decrease in SBA PPP loans due to loans being forgiven and paid off.

Total deposits increased $148.2 million, primarily due to increases of $166.6 million in savings deposits, $60.9 million in noninterest-bearing demand deposits and $39.8 million in interest-bearing demand deposits, partially offset by a decrease of $119.1 million in time deposits. Borrowed funds decreased $140 million due to decreased FHLB advances resulting from core deposit growth, SBA PPP forgiveness and residential mortgage paydowns.

Total shareholders’ equity increased $22.4 million over year end 2020, primarily due to earnings, accumulated other comprehensive income and an increase in common stock, partially offset by treasury stock purchases and dividends paid during the nine months ended September 30, 2021.

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

AFS debt securities totaled $39.8 million at September 30, 2021, a decrease of $5.9 million or 12.8 percent, compared to $45.6 million at December 31, 2020. This net decrease was the result of:

●	$11.4 million in principal payments, maturities and called bonds,
●	$7.0 million from the sale of six corporate bonds,
●	$176 thousand in net amortization, partially offset by
●	$12.3 million in additions from the purchase of two corporate bonds and five asset backed securities, and
●	$510 thousand of appreciation in the market value of the portfolio. At September 30, 2021, the portfolio had a net unrealized gain of $206 thousand compared to a net unrealized loss of $304 thousand at December 31, 2020. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive income.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 6.1 years and 4.6 years at September 30, 2021 and December 31, 2020, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of mortgage-backed securities and U.S Government sponsored entities.

HTM securities were $5.2 million at September 30, 2021, an increase of $5.2 million or 100.0 percent, compared to year end 2020. This net increase was the result of:

●	$10.2 million addition from the purchase of two collateralized mortgage obligations and one agency bond, partially offset by
●	$5.1 million in principal payments, and
●	$4 thousand in net amortization.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 3.8 years. As of September 30, 2021, the fair value of HTM securities was $5.2 million.

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

Equity securities totaled $4.9 million at September 30, 2021, an increase of $2.9 million or 150.4%, compared to $2.0 million at December 31, 2020. This net increase was the result of:

●	$2.5 million addition from the purchase of one equity security,
●	$492 thousand in market value adjustments throughout the year, partially offset by
●	$53 thousand from the sale of one equity security.

The average balance of taxable securities amounted to $38.4 million for the nine months ended September 30, 2021, compared to $54.6 million for the same period in 2020. The average yield earned on taxable securities decreased 33 basis points, to 2.92 percent for the nine months ended September 30, 2021, from 3.25 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $1.8 million for the nine months ended September 30, 2021, compared to $3.3 million for the same period in 2020. The average yield earned on tax-exempt securities decreased 3 basis points, to 2.46 percent for the nine months ended September 30, 2021, from 2.49 percent for the same period in 2020.

Securities with a carrying value of $1.3 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 39 percent of the total investment portfolio had a fixed rate of interest at September 30, 2021.

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

Total loans increased $37.1 million or 2.3 percent to $1.7 billion at September 30, 2021, compared to year end 2020. Commercial, residential construction and consumer loans increased $84.2 million, $21.8 million and $5.0 million respectively, partially offset by decreases of $46.8 million, $36.4 million and $1.6 million in residential mortgage, SBA PPP and SBA loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$37,986	2.3%	$39,587	2.4%
SBA PPP loans	81,907	4.9	118,257	7.3
Commercial loans	924,037	55.5	839,788	51.6
Residential mortgage loans	420,835	25.3	467,586	28.7
Consumer loans	71,071	4.3	66,100	4.0
Residential construction loans	108,925	6.5	87,164	5.4
Total loans held for investment	$1,644,761	98.8%	$1,618,482	99.4%
SBA loans held for sale	20,130	1.2	9,335	0.6
Total loans	$1,664,891	100.0%	$1,627,817	100.0%

Average loans increased $138.6 million or 9.12 percent to $1.7 billion for the nine months ended September 30, 2021 from $1.5 billion for the same period in 2020. The increase in average loans was due to increases in average commercial, residential construction and consumer loans, partially offset by decreases in average mortgage, SBA PPP and SBA loans. The yield on the overall loan portfolio decreased 4 basis points to 4.95 percent for the nine months ended September 30, 2021 when compared to the same period in the prior year.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made for the purposes of providing working capital or financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the SBA provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for startup businesses where there is no history or financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portion of the Company’s SBA loans are generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $20.1 million at September 30, 2021, an increase of $10.8 million from $9.3 million at December 31, 2020.  SBA 7(a) loans held to maturity amounted to $38.0 million at September 30, 2021, a decrease of $1.6 million from $39.6 million at December 31, 2020.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.30 percent for the nine months ended September 30, 2021, compared to 6.29 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $90.5 million and $98.9 million in SBA loans were sold but serviced by the Company at September 30, 2021 and December 31, 2020, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provided assistance to small businesses through the establishment of the PPP. The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer/borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. The application period was then reopened under the provisions of the Economic Aid Act. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $924.0 million at September 30, 2021, an increase of $84.2 million from year end 2020. The yield on commercial loans was 4.99 percent for the nine months ended September 30, 2021, compared to 5.10 percent for the same period in 2020. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $420.8 million at September 30, 2021, a decrease of $46.8 million from year end 2020. Sales of mortgage loans totaled $245.9 million for the nine months ended September 30, 2021. The yield on residential mortgages was 4.49 percent for the nine months ended September 30, 2021, compared to 4.86 percent in the 2020 period. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $71.1 million, an increase of $5.0 million from year end 2020. The yield on consumer loans was 4.76 percent for the nine months ended September 30, 2021, compared to 5.04 percent for the same period in 2020.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $108.9 million, an increase of $21.8 million from year end 2020. The yield on residential construction loans was 6.00 percent for the nine months ended September 30, 2021, compared to 5.97 percent for the same period in 2020.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2021 approximately 90 percent of the Company’s loan portfolio was secured by real estate compared to 87 percent at December 31, 2020.

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

At September 30, 2021, there were three loans totaling $1.1 million that were classified as TDRs and deemed impaired, compared to one loan totaling $663 thousand at December 31, 2020. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$630	$—	$630	$663	$—	$663
Home equity	427	—	427	—	—	—
Total	$1,057	$—	$1,057	$663	$—	$663

Through September 30, 2021, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by date by class through September 30, 2021:

	September 30, 2021
	Commercial	Home
(In thousands)	real estate	equity	Total
Type of modification:
Principal reduction	$630	$—	$630
Interest only with nominal principal	—	427	427
Total TDRs	$630	$427	$1,057

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2021	December 31, 2020	September 30, 2020
Nonperforming by category:
SBA loans held for investment (1)	$660	$2,473	$3,446
Commercial loans	2,879	1,325	527
Residential mortgage loans	2,626	5,217	3,722
Consumer loans	—	1,295	1,293
Residential construction loans	2,637	1,750	—
Total nonperforming loans	$8,802	$12,060	$8,988
OREO	—	—	711
Total nonperforming assets	$8,802	$12,060	$9,699
Past due 90 days or more and still accruing interest:
Commercial loans	$129	$—	$—
Residential mortgage loans	1,960	262	—
Consumer loans	—	187	—
Residential construction loans	176	—	—
Total past due 90 days or more and still accruing interest	$2,265	$449	$—
Nonperforming loans to total loans	0.53%	0.74%	0.56%
Nonperforming loans and TDRs to total loans (2)	0.59	0.78	0.60
Nonperforming assets to total loans and OREO	0.53	0.74	0.60
Nonperforming assets to total assets	0.44	0.62	0.50
(1) Guaranteed SBA loans included above	$139	$371	$812
(2) Performing TDRs	1,057	663	673

Nonperforming loans were $8.8 million at September 30, 2021, a $3.3 million decrease from $12.1 million at December 31, 2020 and a $187 thousand decrease from $9.0 million at September 30, 2020. Since year end 2020, nonperforming loans in the residential mortgage, SBA and consumer loan segments decreased, partially offset by an increase in nonperforming commercial and residential construction loans. Included in nonperforming loans at September 30, 2021 are approximately $139 thousand of loans guaranteed by the SBA, compared to $371 thousand at December 31, 2020, and $812 thousand at September 30, 2020, respectively. In addition, there were $2.3 million of loans past due 90 days or more and still accruing interest at September 30, 2021, compared to $449 thousand at December 31, 2020 and none as of September 30, 2020.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $32.1 million at  September 30, 2021.

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

The allowance for loan losses totaled $22.5 million at September 30, 2021, compared to $23.1 million at December 31, 2020, and $22.2 million at September 30, 2020, with a resulting allowance to total loan ratio of 1.35 percent at September 30, 2021, 1.42 percent at December 31, 2020, and 1.38 percent at September 30, 2020. Net charge-offs amounted to $1.1 million for the nine months ended September 30, 2021, compared to $158 thousand for the same period in 2020. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2021	2020	2021	2020
Balance, beginning of period	$22,801	$20,234	$23,105	$16,395
Provision for loan losses charged to expense	—	2,000	500	6,000
Less: Chargeoffs
SBA loans held for investment	145	1	591	26
Commercial loans	158	—	551	519
Residential mortgage loans	—	—	—	200
Consumer loans	3	—	4	—
Total chargeoffs	306	1	1,146	745
Add: Recoveries
SBA loans held for investment	—	3	34	83
Commercial loans	—	1	2	504
Residential mortgage loans	42	—	42	—
Total recoveries	42	4	78	587
Net charge-offs (recoveries)	264	(3)	1,068	158
Balance, end of period	$22,537	$22,237	$22,537	$22,237
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.35%	—%	0.39%	(0.06)%
Commercial loans	0.07	—	0.08	—
Residential mortgage loans	(0.04)	—	(0.01)	0.06
Consumer loans	0.02	—	0.01	—
Total loans	0.06	—	0.06	0.01
Allowance to total loans	1.35	1.38	1.35	1.38
Allowance to nonperforming loans	256.07%	247.41%	256.07%	247.41%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At September 30, 2021, a $358 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020.

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

Total deposits increased $148.2 million to $1.7 billion at September 30, 2021, from year-end 2020. This increase in deposits was due to increases of $166.6 million in savings deposits, $60.9 million in noninterest-bearing demand deposits and $39.8 million in interest-bearing demand deposits, partially offset by a decrease of $119.1 million in time deposits.

The Company’s deposit composition at September 30, 2021, consisted of 36.5 percent savings deposits, 30.5 percent noninterest-bearing demand deposits 18.7 percent time deposits, and 14.3 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of adjustable and fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation. Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $70.3 million and $210.3 million at September 30, 2021 and December 31, 2020, respectively, and are broken down in the following table:

(In thousands)	September 30, 2021	December 31, 2020
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	—	30,000
Overnight advances	20,000	130,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$70,310	$210,310

The $140.0 million decrease in total borrowed funds and subordinated debentures was due to a $110.0 million decrease in FHLB overnight advances and a $30.0 million decrease in FHLB adjustable rate advances . The following transactions impacted borrowed funds and subordinated debentures:

FHLB Borrowings

At September 30, 2021 and December 31, 2020, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date August 22, 2024, at a fixed rate of 1.810%.

At September 30, 2021, there were no adjustable rate ("ARC") advances. At December 31, 2020, the $30.0 million FHLB adjustable rate advances consisted of one $20.0 million advance and one $10.0 million advance.

At September 30, 2021, there were FHLB overnight borrowings of $20.0 million at a rate of 0.340%, compared to $130.0 million at a rate of 0.340% at December 31, 2020.

In September 2021, the FHLB issued a $75.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At September 30, 2021, the Company had $401.6 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.3 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.718% at September 30, 2021 and 1.835% at December 31, 2020. At December 31, 2020, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate at 3.435%. The swap instrument matured on June 23, 2021.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2021, is an increase of 5.6 percent in a rising-rate environment and a decrease of 11.9 percent in a falling-rate environment. The variances in the EVPE at September 30, 2021 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2020, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was an increase of 4.1 percent in a rising-rate environment and a decrease of 7.5 percent in a falling-rate environment.

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

The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2021, the balance of cash and cash equivalents was $216.4 million, a decrease of $2.9 million from December 31, 2020. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $20.3 million and $32.8 million of net cash for the nine months ended September 30, 2021 and 2020, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $25.0 million and $182.4 million in net cash for the nine months ended September 30, 2021 and 2020, respectively. Cash was primarily used to purchase FHLB stock, and fund new loans, partially offset by proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $39.8 million and $45.6 million at September 30, 2021 and December 31, 2020, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $8.2 million.
●	Loans. The SBA loans held for sale portfolio amounted to $20.1 million and $9.3 million at September 30, 2021 and December 31, 2020, respectively. Sales of these loans provide an additional source of liquidity for the Company. As an existing SBA 7(a) lender, the Company opted to participate in the PPP program. Forgiveness of these loans provided $158.9 million of additional liquidity during the nine months ended September 30, 2021.
●	Outstanding Commitments. The Company was committed to advance approximately $358.1 million to its borrowers as of September 30, 2021, compared to $288.4 million at December 31, 2020. At September 30, 2021, $143.3 million of these commitments expire within one year, compared to $114.2 million at December 31, 2020. The Company had $3.2 million and $4.5 million in standby letters of credit at September 30, 2021 and December 31, 2020, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities used $1.8 million and $192.9 million in net cash for the nine months ended September 30, 2021 and 2020, respectively, primarily due to repayment of borrowings, partially offset by proceeds from new borrowings and an increase in the Company’s deposits.

●	Deposits. As of September 30, 2021, deposits included $224.3 million of New Jersey Municipality deposits, as compared to $142.6 million at year end 2020. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $205.1 million of deposits from thirteen municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $60.0 million and $200.0 million as of September 30, 2021 and December 31, 2020, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2021, pledging provided an additional $401.6 million in borrowing capacity from the FHLB.

Parent Company Liquidity

The Parent Company’s cash needs are funded by dividends paid by and rental payments on corporate headquarters from the Bank. Other than its investment in the Bank, Unity Risk Management, Inc. and Unity Statutory Trust II, the Parent Company does not actively engage in other transactions or business. Only expenses specifically for the benefit of the Parent Company are paid using its cash, which typically includes the payment of operating expenses, cash dividends on common stock and payments on trust preferred debt.

At September 30, 2021, the Parent Company had $943 thousand in cash and cash equivalents and $4.0 million in investment securities valued at fair market value, compared to $640 thousand and $1.0 million at December 31, 2020.

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

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at September 30, 2021 and at December 31, 2020:

	At September 30, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.70%	10.23%	10.09%	9.80%

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $22.4 million to $196.3 million at September 30, 2021 compared to $173.9 million at

December 31, 2020, primarily due to net income of $26.4 million. Other items impacting shareholders’ equity included $4.1 million in treasury stock purchased at cost, $2.6 million in dividends paid on common stock, $1.5 million from the issuance of common stock under employee benefit plans, and $1.3 million in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. A total of 195 thousand shares were repurchased at an average price of $20.97 during the nine months ended September, 2021, of which 20 thousand shares were repurchased under the prior repurchase plan, leaving 575 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. A total of 373 thousand shares were repurchased during the same period in 2020. The table below sets forth information regarding our repurchases during the quarter:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
July 1, 2021 through July 31, 2021	46,343	$21.77	46,343	613,911
August 1, 2021 through August 31, 2021	27,000	22.41	27,000	586,911
September 1, 2021 through September 30, 2021	11,712	22.36	11,712	575,199

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2021, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of September 30, 2021 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2020.

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
Exhibit 10.1

Amendment No. 3 to Unity Bancorp, Inc. Supplemental Executive Retirement Plan with James A Highes (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed September 9, 2021)

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

UNITY BANCORP, INC.

Dated:	November 4, 2021	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer