Form 10-K
period 2021-12-31
UNITY BANCORP INC /NJ/
filed 2022-03-11
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐   No ☒

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $165,265,842 and 7,512,084 shares of the Common Stock were outstanding to non-affiliates. As of February 28, 2022, 10,458,418 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

●	Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business:

a)	General

Unity Bancorp, Inc., ("we", "us", "our", the "Company" or "Registrant"), is a bank holding company incorporated under the laws of the State of New Jersey to serve as a holding company for Unity Bank (the “Bank”). The Company has also elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve system (the "FRB"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 1, 1994. The primary activity of the Company is ownership and supervision of the Bank. The Company also owns 100 percent of the common equity of Unity (NJ) Statutory Trust II. The trust has issued $10.3 million of preferred securities to investors. The Company also serves as a holding company for its wholly-owned subsidiary, Unity Risk Management, Inc. Unity Risk Management, Inc. is a captive insurance company that insures risks to the Bank and the Company not covered by the traditional commercial insurance market.

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

During 2020, the Company participated in the SBA’s Paycheck Protection Program (“PPP”) created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP provided funds to guarantee forgivable loans originated by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The Company originated $143.0 million in PPP loans during the year ended December 31, 2020. As of December 31, 2021, the Company had $1.9 million in PPP loans outstanding.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. The Company originated $101.0 million in PPP loans under the Economic Aid Act. As of December 31, 2021, the Company had $44.6 million of PPP loans originated under the Economic Aid Act outstanding.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield, Somerset and Somerville offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County. The Bank’s Scotch Plains, Linden, and Union offices serve most of the communities in Union County and the southwestern communities of Essex County. The offices in Middlesex, South Plainfield, Highland Park, and Edison extend the Company’s service area into Middlesex County. The Bank’s Phillipsburg and Washington offices serve Warren County. The Bank’s Emerson and Ramsey offices serve Bergen County. The Bank’s Forks Township and Bethlehem offices serve Northampton County, Pennsylvania.

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

Employees and Human Capital

At December 31, 2021, the Company employed 208 full-time and 6 part-time employees. None of the Company’s employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. In addition, the principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to; (i) acquire all or substantially all the assets of any other bank; (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares); or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

The New Rules also require a “capital conservation buffer.” As of January 1, 2019, the Company and the Bank are required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under the New Rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. On April 6, 2020, the federal banking regulators, implementing the applicable provisions of the CARES Act, modified the CBLR framework so that: (i) beginning in the second quarter 2020 and until the end of the year, a banking organization that has a leverage ratio of 8% or greater and meets certain other criteria may elect to use the CBLR framework; and (ii) community banking organizations will have until January 1, 2022, before the CBLR requirement is re-established at greater than 9%. Under the interim rules, the minimum CBLR will be 8% beginning in the second quarter and for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. Commencing with the first quarter of 2020, the Bank elected to comply with the CBLR, rather than the capital requirements specified in the New Rules. At December 31, 2021, the Bank’s CBLR was 10.51%.

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

Our operations are significantly affected by the general economic conditions of New Jersey, Eastern Pennsylvania and the specific local markets in which we operate. The Central and Northern New Jersey and Eastern Pennsylvania markets served by the Registrant have been significantly impacted by the Coronavirus epidemic and governmental actions to mitigate the epidemic, such as stay at home orders and business shutdowns. Our real estate portfolio consists primarily of loans secured by properties located in Bergen, Hunterdon, Middlesex, Somerset, Union and Warren counties in New Jersey, and Northampton County in Pennsylvania. A decline in the economies of these counties, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Including the potential effects of the COVID-19 outbreak on the Company’s loan portfolios, the ongoing and dynamic nature of the pandemic and the resultant, potentially severe and long-lasting, economic dislocations, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the development of new variants of the virus, when the coronavirus can be controlled and abated and when and how the economy may return to pre-pandemic levels of activity.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to return to pre pandemic levels of activity, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond loan deferral and forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. On July 6, 2020, Unity Bank executed a Stipulation and Consent to the Issuance of a Consent Order (the “Order”) countersigned by the Federal Deposit Insurance Corporation (the "FDIC"). On July 6, 2020 the Bank also agreed to an Acknowledgement and Consent of FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the “Commissioner”), which makes the Consent Order binding as between the Bank and the Commissioner. On July 15, 2020, the Commissioner adopted the Acknowledgement. The Bank consented to the issuance of the Consent Order without admitting any unsafe or unsound banking practices or violations of law or regulation. The Consent Order arises from a routine safety and soundness examination of the Bank by the FDIC.

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

However, the provisions of the Order will remain in effect until modified, terminated, suspended or set aside by the FDIC, and we can give no assurance that the FDIC and NJDOBI will find the steps that we have taken satisfactory and when, or if, the Order will be lifted. As of December 31, 2021, the Company has incurred a total of $2.5 million in remediation costs to address the Order. However, if additional review or remediation work is required to fully comply with the provisions of the Consent Order, the Bank could incur additional expense.

While the Bank intends to take such actions as may be necessary to enable it to comply with the Consent Order, there can be no assurance that the Bank will be able to fully comply with the provisions of the Consent Order, that its efforts to comply with the Consent Order will not have adverse effects on the operations and financial condition of the Bank, or that the Bank would not be subject to other regulatory enforcement actions in the future. In addition, while the Consent Order is in place, the Bank’s ability to expand through acquisitions or additional branches may be curtailed.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2021, approximately 92 percent of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets we serve also may result in increases in delinquencies and losses in our loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.

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

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking. Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2021, the Company’s allowance for loan losses was $22.3 million, or 1.35 percent of our total loan portfolio and 230.25 percent of our nonperforming loans. The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

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

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss (“CECL”) model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. ASU 2016-13 is effective for us for fiscal years beginning after December 15, 2022.

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

As of December 31, 2021, we had approximately $56.5 million, $14.3 million, and $8.6 million in debt securities available for sale, held to maturity securities and equity investment securities, respectively. We may be required to record impairment charges in earnings related to credit losses on our investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (a) if we intend to sell a security or (b) it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio and may result in other-than-temporary impairment on our investment securities in future periods.

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

We are in competition with many other banks, including larger commercial banks which have greater resources than us, as well as “fintech” companies for loan and deposit customers.

The banking industry within the State of New Jersey is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, the Gramm-Leach-Bliley Financial Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. In addition, financial technology companies, either directly or in partnership with other insured depository institutions, compete for loan and deposit customers. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from small community banks seeking to compete as “hometown” institutions. Most of these smaller institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2021, the Company held approximately $247.7 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages and no legislation has been introduced in the state legislature, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

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

We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. In addition, we maintain cyber liability insurance to mitigate against certain losses we may incur.

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

Hurricanes, flooding or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes, flooding and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

The Company may be adversely affected by changes in U.S. tax laws.

Our business may be adversely affected by changes in tax laws if there are any increases in our federal income tax rates.

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

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced the Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021, although LIBOR rates will continue to be published until 2023. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. The Unity States bank regulatory agencies have required financial institutions in the United States to cease issuing new LIBOR contracts effective December 31, 2021. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as the Company’s systems and processes.

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

While we expect LIBOR will continue to be available in substantially its current form until 2023, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

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

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2021.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2021 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	$—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Leased	2021	2036	21,688
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Forks Township, PA	Leased	2006	2036	65,209
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2027	135,420
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Ramsey, NJ	Leased	2017	2032	62,686
Phillipsburg, NJ	Leased	2017	2027	60,450
Clinton, NJ	Leased	2018	2036	43,648
Bethlehem, PA	Leased	2018	2028	$80,439

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

Item 4.    Mine Safety Disclosures:  N/A

Item 4A. Executive Officers of the Registrant:

The following table sets forth certain information as of December 31, 2021, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 68, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996. to 2002.
Janice Bolomey, 53, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.
George Boyan, 40, Chief Financial Officer and Executive Vice President of the Company and Bank	2021

Previously, Mr. Boyan had served as First Senior Vice President, Treasurer & Controller with Bank Leumi USA since January 2014. He also served as President of Leumi Investment Services, since October 2018.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

(a)	Market Information

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.”

(b)	Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. A total of 199 thousand shares were repurchased at an average price of $21.04 during 2021, of which 20 thousand shares were repurchased under the prior repurchase plan, leaving 571 thousand shares available for repurchase. The amount and timing of additional purchases, if any, will be dependent upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. There were 504 thousand shares repurchased during 2020 and no shares repurchased during 2019. The table below sets forth information regarding our repurchases during the year:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
Jan 1, 2021 through March 31, 2021	69,787	$19.29	69,787	700,688
April 1, 2021 through June 30, 2021	40,434	21.60	40,434	660,254
July 1, 2021 through September 30, 2021	85,055	22.06	85,055	575,199
October 1, 2021 through December 31, 2021	3,483	24.93	3,483	571,716

Item 6.    Selected Financial Data: N/A

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

Results of Operations

Net income totaled $36.1 million, or $3.43 per diluted share for the year ended December 31, 2021, compared to $23.6 million, or $2.19 per diluted share for the year ended December 31, 2020.

Highlights for the year include:

●	Net income before tax increased 54.7 percent to $48.1 million from $31.1 million in the prior year.
●	Net interest income increased $12.6 million or 19.6 percent to $77.0 million from $64.4 million in the prior year, due to commercial loan growth, receipt of SBA PPP loan fees on forgiveness and residential construction loan growth.
●	Net interest margin increased 31 basis points to 4.16 percent compared to 3.85 percent in the prior year.
●	Noninterest income was $12.1 million, an $892 thousand decrease compared to $12.9 million in the prior year, primarily due to a decrease in the volume of residential mortgage loan sales and a decision to not sell SBA available for sale loans in the latter half of 2021, partially offset by an increase in servicing and loan fee income.
●	Noninterest expense totaled $40.8 million, an increase of $1.5 million when compared to $39.3 million in the prior year. The increase was primarily due to increased compensation expenses and a one-time adjustment in retirement benefit calculation.
●	The effective tax rate increased to 25.0 percent compared to 24.0 percent in the prior year.
●	A 1.3 percent increase in total loans driven by a 38.3 percent increase in residential construction loans and a 10.9 percent increase in commercial loans. SBA PPP loans decreased 60.7 percent or $71.8 million due to loans being forgiven and paid off.
●	A 12.9 percent increase in total deposits with a 52.4 percent increase in savings deposits, a 19.5 percent increase in interest-bearing demand deposits and a 15.1 percent increase in non-interest bearing demand deposits.

The Company’s performance ratios for the past three years are listed in the following table:

	For the years ended December 31,
	2021	2020	2019
Net income per common share - Basic (1)	$3.47	$2.21	$2.18
Net income per common share - Diluted (2)	$3.43	$2.19	$2.14
Return on average assets	1.87%	1.35%	1.54%
Return on average equity (3)	19.16%	14.20%	15.86%
Efficiency ratio (4)	46.09%	50.80%	52.00%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. In response to the COVID-19 pandemic, many businesses have been faced with restrictions in an effort to prioritize public health. The initial temporary closure and gradual reopening of many businesses and the implementation of social distancing and stay-at-home policies as new variants have spread, has impacted many of the Company’s customers.

The Company is committed to supporting its customers, employees and communities during this difficult time and has adapted to the changing environment. We have taken and continue taking steps to protect the health and safety of our employees and to work with our customers experiencing economic consequences from the epidemic. The Company has and is working with its loan customers to provide short term payment deferrals and to waive certain fees. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

The full impact of the pandemic remains unknown and continues to evolve. The outbreak has had a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. Although the COVID-19 pandemic continues, the restrictions that have been in place for over a year are beginning to loosen in many areas as vaccines are administered and people start to feel safer. However, some of this progress has been interrupted by the spread of new variants of the virus. It is still unknown what changes in the behavior of customers, businesses and their employees will result from the COVID-19 pandemic. While states have re-opened, several restrictions remain in place, which have resulted in lower commercial activity and consumer spending. This decrease in commercial activity may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which remain uncertain. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

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

The Company approved 1,224 applications and provided fundings of approximately $143.0 million during the year ended December 31, 2020. The Company has $1.9 million of PPP loans originated under the CARES Act remaining on our balance sheet as of December 31, 2021 and believes that the majority of these loans will be forgiven by the SBA.

Economic Aid Act

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law. It provided additional assistance to the hardest-hit small businesses, nonprofits, and venues that were struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provided funding for a new application period for PPP loans, a second round of PPP loans for small businesses and nonprofits experiencing significant revenue losses, made programmatic improvements to PPP, funded grants to shuttered venues, and enacted emergency enhancements to other SBA lending programs.

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

The Company approved 955 applications and provided fundings of approximately $101.0 million under the Economic Aid Act. As of December 31, 2021, the Company has $44.6 million of PPP loans originated under the Economic Aid Act in its portfolio.

Deferrals

On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”). Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019, are not TDRs.

Beginning in March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs, in accordance with regulatory guidance and the CARES Act. The table below summarizes the loans that are in deferral as of December 31, 2021:

(In thousands)	Total loan portfolio balance	Unpaid principal balance of full deferrals	Unpaid principal balance of principal only deferrals	Unpaid principal balance on deferral	% total deferrals to total loans
SBA loans held for sale	$27,373	$—	$—	$—	0.00%
SBA loans held for investment	36,075	—	—	—	0.00
SBA PPP loans	46,450	—	—	—	0.00
Commercial loans	931,726	1,857	6,506	8,363	0.90
Residential mortgage loans	409,355	—	—	—	0.00
Consumer loans	77,944	—	—	—	0.00
Residential construction loans	120,525	—	—	—	0.00
Total loans	$1,649,448	$1,857	$6,506	$8,363	0.51%

Consent Order

In July 2020, Unity Bank agreed to the issuance of a Consent Order by the Federal Deposit Insurance Corporation (“FDIC”) and agreed to an Acknowledgement and Consent of the FDIC Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey. The Consent Order requires the Bank to strengthen its Bank Secrecy Act (“BSA”)/anti-money laundering (“AML”) program, and to address related matters. The Bank hired a consulting firm to assist management in effectively addressing all matters pertaining to the Consent Order. Although the Bank believes it is complying with all requirements of the Consent Order, we can give no assurance that the FDIC and the NJDOBI will agree that the Bank is fully complying or that the Bank will not incur material additional expense in complying with the Consent Order.

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

2021 compared to 2020

During 2021, tax-equivalent net interest income amounted to $77.0 million, an increase of $12.6 million or 19.6 percent when compared to the same period in 2020. The net interest margin increased 31 basis points to 4.16 percent for the year ended December 31, 2021, compared to 3.85 percent for the same period in 2020. The net interest spread was 3.95 percent for 2021, a 47 basis point increase compared to the same period in 2020.

During 2021, tax-equivalent interest income was $84.8 million, an increase of $5.9 million or 7.4 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the yield on loans, partially offset by a decrease in the balance of average securities, and the decrease in the yield on securities.

●	Of the $5.9 million increase in interest income on a tax-equivalent basis, $6.1 million was due to the increased volume of earning assets, partially offset by a $259 thousand decrease in yields on average interest-earning assets.
●	The average volume of interest-earning assets increased $177.1 million to $1.9 billion for 2021 compared to $1.7 billion for 2020. This was primarily due to a $114.6 million increase in average loans, primarily commercial, SBA PPP and residential construction loans and a $74.8 million increase in federal funds sold and interest-bearing deposits, partially offset by a $10.4 million decrease in investment securities.
●	The yield on total interest-earning assets decreased 13 basis points to 4.58 percent for the year ended December 31, 2021 when compared to 2020. The yield on the loan portfolio increased 5 basis points to 5.01 percent.

Total interest expense was $7.7 million in 2021, a decrease of $6.7 million or 46.5 percent compared to 2020. This decrease was driven primarily by the decreased rates on interest-bearing deposits:

●	Of the $6.7 million decrease in interest expense, $5.6 million was due to decreased rates on interest-bearing liabilities while $1.1 million was due to the decreased volume of average interest-bearing liabilities.
●	The average cost of interest-bearing liabilities decreased 60 basis points to 0.63 percent in 2021 when compared to 2020. The cost of interest-bearing deposits decreased 61 basis points in 2021.
●	Interest-bearing liabilities averaged $1.2 billion in 2021, an increase of $52.7 million or 4.5 percent, compared to 2020. The increase in interest-bearing liabilities was primarily due to an increase in savings and interest-bearing demand deposits offset by decreases in time deposits and borrowed funds.

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

During 2020, tax-equivalent interest income was $78.9 million, an increase of $3.2 million or 4.3 percent when compared to 2019. This increase was driven primarily by the increase in the average volume of loans:

●	Of the $3.2 million increase in interest income on a tax-equivalent basis, $8.6 million of the increase was due primarily to the increased volume of earning assets offset by a $5.4 million decline related to a decrease in yields on average interest-earning assets.
●	The yield on interest-earning assets decreased 47 basis points to 4.71 percent in 2020 when compared to 2019.
●	The average volume of interest-earning assets increased $214.4 million to $1.7 billion in 2020 compared to $1.5 billion in 2019. This was due primarily to a $197.2 million increase in average loans, primarily SBA, PPP, commercial, residential mortgage and consumer loans, and a $25.2 million increase in average federal funds and interest-bearing deposits, partially offset by a $8.0 million decrease in average investment securities.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2021			2020
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$143,311	$194	0.14%	$68,507	$258	0.38%
Federal Home Loan Bank ("FHLB") stock	4,275	197	4.62	6,145	331	5.39
Securities:
Taxable	43,847	1,298	2.96	52,714	1,695	3.22
Tax-exempt	1,587	39	2.45	3,118	76	2.44
Total securities (A)	45,434	1,337	2.94	55,832	1,771	3.17
Loans:
SBA loans	53,279	3,252	6.10	50,354	3,144	6.24
SBA PPP loans	119,440	7,206	6.03	93,733	3,120	3.33
Commercial loans	887,525	44,167	4.98	790,093	40,002	5.06
Residential mortgage loans	430,466	19,227	4.47	463,155	22,255	4.81
Consumer loans	66,477	3,145	4.73	70,009	3,502	5.00
Residential construction loans	101,486	6,063	5.97	76,729	4,547	5.93
Total loans (B)	1,658,673	83,060	5.01	1,544,073	76,570	4.96
Total interest-earning assets	$1,851,693	$84,788	4.58%	$1,674,557	$78,930	4.71%

Noninterest-earning assets:
Cash and due from banks	23,862			22,571
Allowance for loan losses	(22,911)			(19,812)
Other assets	77,105			73,948
Total noninterest-earning assets	78,056			76,707
Total assets	$1,929,749			$1,751,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$227,750	$1,073	0.47%	$178,358	$1,344	0.75%
Savings deposits	557,700	1,685	0.30	438,996	2,463	0.56
Time deposits	376,696	3,834	1.02	448,688	8,784	1.96
Total interest-bearing deposits	1,162,146	6,592	0.57	1,066,042	12,591	1.18
Borrowed funds and subordinated debentures	68,812	1,149	1.67	112,264	1,889	1.68
Total interest-bearing liabilities	$1,230,958	$7,741	0.63%	$1,178,306	$14,480	1.23%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	493,213			389,255
Other liabilities	17,018			17,163
Total noninterest-bearing liabilities	510,231			406,418
Total shareholders' equity	188,560			166,540
Total liabilities and shareholders' equity	$1,929,749			$1,751,264

Net interest spread		$77,047	3.95%		$64,450	3.48%
Tax-equivalent basis adjustment		(8)			(15)
Net interest income		$77,039			$64,435
Net interest margin			4.16%			3.85%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2021 and 2020.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets (Continued)

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2019
	Average
	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$43,305	$906	2.09%
Federal Home Loan Bank ("FHLB") stock	6,066	385	6.35
Securities:
Taxable	59,459	1,926	3.24
Tax-exempt	4,394	129	2.94
Total securities (A)	63,853	2,055	3.22
Loans:
SBA loans	48,686	3,780	7.76
Commercial loans	715,301	37,577	5.25
Residential mortgage loans	449,003	22,483	5.01
Consumer loans	65,604	3,809	5.81
Residential construction loans	68,314	4,678	6.85
Total loans (B)	1,346,908	72,327	5.37
Total interest-earning assets	$1,460,132	$75,673	5.18%

Noninterest-earning assets:
Cash and due from banks	25,761
Allowance for loan losses	(16,058)
Other assets	69,987
Total noninterest-earning assets	79,690
Total assets	$1,539,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$155,176	$1,386	0.89%
Savings deposits	424,486	4,906	1.16
Time deposits	409,406	9,460	2.31
Total interest-bearing deposits	989,068	15,752	1.59
Borrowed funds and subordinated debentures	113,511	2,303	2.03
Total interest-bearing liabilities	$1,102,579	$18,055	1.64%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	273,338
Other liabilities	14,755
Total noninterest-bearing liabilities	288,093
Total shareholders' equity	149,150
Total liabilities and shareholders' equity	$1,539,822

Net interest spread		$57,618	3.54%
Tax-equivalent basis adjustment		(25)
Net interest income		$57,593
Net interest margin			3.95%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2019.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the years ended December 31,
	2021 versus 2020			2020 versus 2019
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$167	$(231)	$(64)	$347	$(995)	$(648)
FHLB stock	(91)	(43)	(134)	5	(59)	(54)
Securities	(305)	(129)	(434)	(253)	(31)	(284)
Loans	6,346	144	6,490	8,524	(4,281)	4,243
Total interest income	$6,117	$(259)	$5,858	$8,623	$(5,366)	$3,257
Interest expense:
Demand deposits	$310	$(581)	$(271)	$191	$(233)	$(42)
Savings deposits	554	(1,332)	(778)	164	(2,608)	(2,444)
Time deposits	(1,241)	(3,709)	(4,950)	849	(1,524)	(675)
Total interest-bearing deposits	(377)	(5,622)	(5,999)	1,204	(4,365)	(3,161)
Borrowed funds and subordinated debentures	(729)	(11)	(740)	(25)	(389)	(414)
Total interest expense	(1,106)	(5,633)	(6,739)	1,179	(4,754)	(3,575)
Net interest income - fully tax-equivalent	$7,223	$5,374	$12,597	$7,444	$(612)	$6,832
Decrease in tax-equivalent adjustment			7			10
Net interest income			$12,604			$6,842

Provision for Loan Losses

The provision for loan losses totaled $181 thousand for 2021, $7.0 million in 2020 and $2.1 million in 2019. During 2020 the provision for loan losses was elevated due to uncertainty and the risk of loan defaults related to COVID-19. The provision for loan losses decreased $6.8 million for the year ended 2021 due to a reduction of specific reserves on impaired loans.

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

Noninterest Income

The following table shows the components of noninterest income for the past three years:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Branch fee income	$1,130	$1,046	$1,502
Service and loan fee income	2,757	1,742	1,965
Gain on sale of SBA loans held for sale, net	741	1,642	909
Gain on sale of mortgage loans, net	4,567	6,344	2,090
BOLI income	689	613	588
Net security gains	609	93	373
Gain on sale of premises and equipment	—	—	766
Other income	1,561	1,466	1,346
Total noninterest income	$12,054	$12,946	$9,539

2021 compared to 2020

Noninterest income was $12.1 million for 2021, an $892 thousand decrease compared to $12.9 million for 2020. This decrease was primarily due to decreased gains on sales of mortgages and SBA loans held for sale.

Changes in noninterest income reflect:

●	Branch fee income increased $84 thousand to $1.1 million when compared to 2020, primarily due reduced overdraft and transaction fees in 2020 related to COVID-19 compared to 2021.
●	Service and loan fee income increased $1.0 million in 2021, primarily due to an increase in loan payoff charges and loan prepayment penalties.
●	Net gains on the sale of SBA loans decreased $901 thousand in 2021 as a result of management’s decision to not sell SBA available for sale loans in the latter half of the year. SBA loan sales totaled $5.37 million in 2021 and $18.2 million in 2020.
●	Gains on sales of mortgage loans decreased $1.8 million in 2021 as a result of a volume decrease. During the year, $255.5 million in residential mortgage loans were sold at a gain of $4.6 million compared to $290.8 million in loans sold at a gain of $6.3 million during the prior year.
●	BOLI income increased $76 thousand from prior year, primarily due to a death benefit received.
●	Gains on sales of securities totaled $43 thousand in 2021, compared to $322 thousand in 2020. Gains of $561 thousand were realized from the increase in market value of equity securities in 2021, compared to a decrease of $229 thousand in 2020.
●	There were no gains on sale of premises and equipment in 2021.
●	Other income increased $95 thousand, primarily due to an increase in card interchange fees.

2020 compared to 2019

Noninterest income was $12.9 million for 2020, a $3.4 million increase compared to $9.5 million for 2019. This increase was primarily due to increased gains on sales of mortgages

Changes in noninterest income reflect:

●	Branch fee income decreased $456 thousand to $1.0 million when compared to 2019, primarily due to a decrease in overdraft fees and transactions as a result of COVID-19.
●	Service and loan fee income, which consists of prepayment fees, application fees and servicing fees, decreased $223 thousand in 2020, primarily due to lower loan late charges from waived fees for customers during the COVID-19 pandemic.

●	Net gains on the sale of SBA loans increased $733 thousand in 2020 as a result of higher premiums on loan sales. In 2020, $18.2 million in SBA loans were sold compared to $14.9 million in the prior year.
●	Gains on sales of mortgage loans increased $4.2 million in 2020 as a result of a volume increase. During the year, $290.8 million in residential mortgage loans were sold at a gain of $6.3 million compared to $120.2 million in loans sold at a gain of $2.1 million during the prior year.
●	BOLI income increased $25 thousand from prior year.
●	Gains on sales of securities totaled $322 thousand in 2020, compared to $52 thousand in 2019. In 2020, these gains were partially offset by $229 thousand from the decrease in the market value of equity securities, as compared to an increase of $321 thousand in 2019.
●	There were no gains on sale of premises and equipment in 2020. The 2019 gain in premises and equipment was primarily due to the sale of our Union, NJ branch building.
●	Other income increased $120 thousand, primarily due to an increase in wire transfer fee income.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the past three years:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Compensation and benefits	$24,771	$23,124	$20,666
Processing and communications	3,050	3,155	2,924
Occupancy	2,661	2,543	2,650
Furniture and equipment	2,590	2,606	2,894
Professional services	1,437	1,144	1,061
Advertising	1,236	906	1,358
Other loan expenses	922	622	272
Deposit insurance	844	674	301
Director fees	811	774	673
BSA expenses	701	1,800	—
Loan collection & OREO expenses	135	215	41
Other expenses	1,624	1,699	1,877
Total noninterest expense	$40,782	$39,262	$34,717

2021 compared to 2020

Noninterest expense totaled $40.8 million for the year ended December 31, 2021, an increase of $1.5 million when compared to $39.3 million in 2020. The majority of this increase is attributable to increased salary expenses and a one-time deferred compensation adjustment.

Changes in noninterest expense reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $1.6 million for the year ended December 31, 2021, when compared to 2020. The yearly increase is primarily due to increased salary expenses and a one-time deferred compensation adjustment.
●	Processing and communications, which includes items processed and electronic banking fees, decreased $105 thousand for the year ended December 31, 2021 when compared to 2020.
●	Occupancy expense increased $118 thousand in 2021 when compared to 2020 primarily due to increased ground maintenance and rent expenses.
●	Furniture and equipment expense, which includes network and software maintenance, decreased $16 thousand in 2021.
●	Professional service fees increased $293 thousand in 2021, primarily due to higher legal and consulting related expenses.

●	Advertising expenses increased $330 thousand for the year ended December 31, 2021, versus 2020 primarily due to increased initiatives in mortgage advertising and community related events and a reduced level of marketing expenses in 2020 as a result of COVID-19.
●	Other loan expenses, which consist of expenses such as appraisals, filings and credit reports, increased $300 thousand in 2021, when compared to 2020 primarily due to SBA expense reimbursements.
●	Deposit insurance expense increased $170 thousand in 2021 when compared to 2020
●	Director fees increased $37 thousand in 2021 when compared to 2020.
●	BSA expenses were $701 thousand in 2021 due to consulting expenses in connection with BSA/AML remediation related to the Bank’s Consent Order.
●	Loan collection and OREO expenses decreased $80 thousand in 2021, primarily due to the sale of all OREO properties.
●	Other expenses decreased $75 thousand in 2021.

2020 compared to 2019

Noninterest expense totaled $39.3 million for the year ended December 31, 2020, an increase of $4.6 million when compared to $34.7 million in 2019. The majority of this increase is attributable to increased compensation due to mortgage commissions paid on a higher origination volume and expenses related to enhancing our BSA program and complying with our Consent Order with the FDIC and NJDOBI.

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

Income Tax Expense

For 2021, the Company reported income tax expense of $12.0 million for an effective tax rate of 25.0%, compared to an income tax expense of $7.5 million and an effective tax rate of 24.0% in 2020 and an income tax expense of $6.7 million and an effective tax rate of 22.0% in 2019.

On July 1, 2018, New Jersey’s Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5% for years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax.

On September 29, 2020, New Jersey’s Assembly Bill 4721 was signed into law. The bill, retroactively effective January 1, 2020, extends the 2.5% corporate income surtax until December 31, 2023.

For additional information on income taxes, see Note 16 to the Consolidated Financial Statements.

Financial Condition

Total assets were $2.0 billion at December 31, 2021 and December 31, 2020, respectively. The commercial loan portfolio increased by $91.9 million, the consumer construction and other consumer loan portfolios increased by $33.4 million and $11.8 million, respectively. The increases were offset by a decrease of $58.2 million in the residential mortgage portfolio and a decrease of $57.3 million in the SBA Portfolio, which houses our PPP loan portfolio. The investment portfolio increased $31.8 million primarily due to purchases, and Federal Home Loan Bank Stock decreased by $7.0 million due to a decrease in borrowings and their stock ownership requirements.

Total deposits increased $200.9 million, primarily due to increases of $69.6 million in noninterest-bearing demand deposits, $238.7 million in savings deposits, and $39.8 million in interest-bearing demand deposits, partially offset by a decrease of $147.2 million in time deposits. Borrowed funds decreased $160.0 million to $40.0 million at December 31, 2021.

Total shareholders’ equity increased $31.8 million from year end 2020, primarily due to net income from operations, less dividends paid on our common stock. Net income was $36.1 million for the year ended December 31, 2021, an increase of $12.5 million from the prior year. Other changes in shareholder’s equity included an increase in accumulated other comprehensive income of $1.5 million, common stock dividends of $3.7 million paid in 2021 and treasury stock purchases of $4.2 million.

These fluctuations are discussed in further detail in the sections that follow.

Securities

The Company’s securities portfolio consists of available for sale (“AFS”) debt securities, held to maturity (“HTM”) securities, and equity investments. Management determines the appropriate security classification of AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of state and political subdivisions, mortgage-backed securities, asset backed securities, corporate and other securities.

AFS debt securities totaled $56.5 million at December 31, 2021, an increase of $10.9 million or 23.8 percent, compared to $45.6 million at December 31, 2020. This net increase was the result of:

●	$12.5 million in principal payments, maturities and called bonds,
●	$7.0 million in sales net of realized gains, which consisted of six corporate bonds,
●	$343 thousand of appreciation in the market value of the portfolio. At December 31, 2021, the portfolio had a net unrealized gain of $38 thousand compared to a net unrealized loss of $304 thousand at

December 31, 2020. These net unrealized losses and gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income,
●	$205 thousand in net amortization, and
●	An increase of $30.3 million from the purchase of thirteen asset backed securities and four corporate bonds.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 6.9 years and 4.6 years at December 31, 2021 and 2020, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio was comprised of obligations of U.S. Government and obligations of state and political subdivisions.

HTM debt securities totaled $14.3 million at December 31, 2021 compared to no HTM securities at December 31, 2020. The increase was due to:

●	$7.6 million in principal payments,
●	$4 thousand of depreciation in the market value of the portfolio and
●	An increase of $21.9 million from the purchase of three agency notes/ bonds and three mortgage-backed securities.

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

Equity securities totaled $8.6 million at December 31, 2021, an increase of $6.6 million, compared to $2.0 million at December 31, 2020. This net increase was the result of:

●	The purchase of two additional equity holdings of financial institutions for $3.5 million and $2.6 million in additional CRA investments,
●	$565 thousand in market value adjustments throughout the year, and
●	$53 thousand in sales net of realized loss from the sale of one community bank holding.

The average balance of taxable securities amounted to $43.8 million in 2021 compared to $52.7 million in 2020. The average yield earned on taxable securities decreased 26 basis points to 2.96 percent in 2021, from 3.22 percent in 2020. The average balance of tax-exempt securities amounted to $1.6 million in 2021 compared to $3.1 million in 2020. The average yield earned on tax-exempt securities increased 1 basis point to 2.45 percent in 2021, from 2.44 percent in 2020.

Securities with a carrying value of $1.2 million and $1.6 million at December 31, 2021 and December 31, 2020, respectively, were pledged to secure other borrowings, collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 48 percent of the total investment portfolio had a fixed rate of interest at December 31, 2021 and December 31, 2020.

For additional information on securities, see Note 3 to the Consolidated Financial Statements.

Loans

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, commercial, residential mortgage, consumer and residential construction loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans were $1.6 billion at December 31, 2021, an increase of $21.6 million or 1.3 percent when compared to year-end 2020. Commercial, residential construction, SBA and consumer loans increased $91.9 million, $33.4 million, $14.5 million and $11.8 million, respectively, partially offset by a decrease of $71.8 million and $58.2 million in SBA PPP and residential loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses at December 31st for the past five years:

	2021		2020		2019		2018		2017
		% of		% of		% of		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
Ending balance:
SBA loans held for investment	$36,075	2.2%	$39,587	2.4%	$35,767	2.5%	$39,333	3.0%	$43,999	3.8%
SBA PPP loans	46,450	2.8	118,257	7.3	—	—	—	—	—	—
Commercial loans	931,726	56.5	839,788	51.6	765,032	53.7	694,102	53.2	628,865	53.7
Residential mortgage loans	409,355	24.8	467,586	28.7	467,706	32.8	436,056	33.4	365,145	31.2
Consumer loans	77,944	4.7	66,100	4.1	71,028	5.0	61,040	4.7	57,176	4.9
Residential construction loans	120,525	7.3	87,164	5.3	72,496	5.1	62,864	4.8	52,679	4.5
Total loans held for investment	1,622,075	98.3	1,618,482	99.4	1,412,029	99.1	1,293,395	99.1	1,147,864	98.1
SBA loans held for sale	27,373	1.7	9,335	0.6	13,529	0.9	11,171	0.9	22,810	1.9
Total loans	$1,649,448	100.0%	$1,627,817	100.0%	$1,425,558	100.0%	$1,304,566	100.0%	$1,170,674	100.0%

Average loans increased $114.6 million or 7.4 percent from $1.5 billion in 2020, to $1.7 billion in 2021. The increase in average loans was due to increases in average commercial, PPP, residential construction and SBA loans. The yield on the overall loan portfolio increased 5 basis points to 5.01 percent for the year ended December 31, 2021, compared to 4.96 percent for the prior year.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made for the purposes of providing working capital and for financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the SBA provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start up businesses where there is no historical financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, but merely work with the Bank on a single transaction. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $27.4 million at December 31, 2021, an increase of $18.0 million from $9.3 million at December 31, 2020. SBA 7(a) loans held for investment amounted to $36.1 million at December 31, 2021, a decrease of $3.5 million from $39.6 million at December 31, 2020. The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 6.10 percent for the year ended December 31, 2021, compared to 6.24 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held for investment represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $87.4 million and $98.9 million in SBA loans were sold but serviced by the Company at December 31, 2021 and December 31, 2020, respectively, and are not included on the Company’s balance sheet. There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provided assistance to small businesses through the establishment of the PPP. The PPP provided eligible small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer/borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021. As an existing SBA 7(a) lender, the Company opted to participated in the PPP program as initially enacted under the CARES Act and as extended by the Economic Aid Act.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $931.7 million at December 31, 2021, an increase of $91.9 million from year end 2020. The yield on commercial loans was 4.98 percent for 2021, compared to 5.06 percent for the same period in 2020. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $409.4 million at December 31, 2021, a decrease of $58.2 million from year end 2020. Sales of mortgage loans totaled $286.4 million for 2021. Approximately $18.8 million and $29.7 million in residential loans were sold but serviced by the Company at December 31, 2021 and December 31, 2020, respectively, and are not included on the Company’s balance sheet. The yield on residential mortgages was 4.47 percent for 2021, compared to 4.81 percent for 2020. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $77.9 million at December 31, 2021, an increase of $11.8 million from December 31, 2020. The yield on consumer loans was 4.73 percent for 2021, compared to 5.00 percent for 2020.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $120.5 million at December 31, 2021, an increase of $33.4 million from December 31, 2020. The yield on residential construction loans was 5.97 percent for 2021, compared to 5.93 percent for 2020.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2021 approximately 92 percent of the Company’s loan portfolio was secured by real estate compared to 87 percent at December 31, 2020.

The following table shows the maturity distribution or repricing of the loan portfolio and the allocation of fixed and floating interest rates at December 31, 2021:

	December 31, 2021
(In thousands)	One year or less	One to five years	Five to fifteen years	Over fifteen years		Total
SBA loans	$56,487	$6,829	$132	$—		$63,448
SBA PPP loans	728	30,475	15,247	—	sd	46,450
Commercial loans
SBA 504 loans	20,427	7,052	—	—		27,479
Commercial other	47,981	34,635	25,118	2,169		109,903
Commercial real estate	102,918	489,705	92,618	19,433		704,674
Commercial real estate construction	57,583	17,096	6,406	8,585		89,670
Residential mortgage loans	272,176	117,731	17,971	1,477		409,355
Consumer loans
Home equity	55,786	531	7,359	1,704		65,380
Consumer other	259	12,027	221	57		12,564
Residential construction loans	61,221	59,304	—	—		120,525
Total	$675,566	$775,385	$165,072	$33,425		$1,649,448
Amount of loans with maturities or repricing dates greater than one year:
Fixed interest rates						$730,926
Floating or adjustable interest rates						566,399
Total						$1,297,325

For additional information on loans, see Note 4 to the Consolidated Financial Statements.

Troubled Debt Restructurings

TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider. These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both. Deferrals complying with the terms of the CARES Act and regulatory guidance (i.e., deferrals of up to six months to borrowers impacted by COVID-19 pandemic, where the borrower was current at either December 31, 2019, or prior to the deferral being granted) are not considered TDR’s. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

At December 31, 2021, there were three loans totaling $1.0 million that were classified as TDRs and deemed impaired, compared to one loan totaling $663 thousand at December 31, 2020. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$619	$—	$619	$663	$—	$663
Home Equity	427	—	427	—	—	—
Total	$1,046	$—	$1,046	$663	$—	$663

Through December 31, 2021, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by class through December 31, 2021:

	December 31, 2021
	Commercial	Home
(In thousands)	real estate	equity	Total
Type of modification:
Principal reduction	$619	$—	$619
Interest only with nominal principal	—	427	427
Total TDRs	$619	$427	$1,046

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

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31st for the past five years:

(In thousands, except percentages)	2021	2020	2019	2018	2017
Nonperforming by category:
SBA loans held for investment (1)	$510	$2,473	$1,164	$1,560	$632
Commercial loans	2,582	1,325	529	1,076	68
Residential mortgage loans	3,262	5,217	3,936	4,211	1,669
Consumer loans	210	1,295	20	26	625
Residential construction loans	3,122	1,750	—	—	—
Total nonperforming loans	$9,686	$12,060	$5,649	$6,873	$2,994
OREO	—	—	1,723	56	426
Total nonperforming assets	$9,686	$12,060	$7,372	$6,929	$3,420
Past due 90 days or more and still accruing interest:
Commercial loans	—	—	—	—	60
Residential mortgage loans	—	262	930	98	—
Consumer loans	—	187	—	—	—
Total past due 90 days or more and still accruing interest	$—	$449	$930	$98	$60
Nonperforming loans to total loans	0.59%	0.74%	0.40%	0.53%	0.26%
Nonperforming loans and TDRs to total loans (2)	0.65	0.78	0.45	0.58	0.32
Nonperforming assets to total loans and OREO	0.59	0.74	0.52	0.53	0.29
Nonperforming assets to total assets	0.48	0.62	0.43	0.44	0.23
(1) Guaranteed SBA loans included above	$59	$371	$59	$89	$27
(2) Performing TDRs	1,046	663	705	745	786

Nonperforming loans were $9.7 million at December 31, 2021, a $2.4 million decrease from $12.1 million at year end 2020. Since year end 2020, nonperforming loans in the SBA, residential mortgage and consumer loan segments decreased, partially offset by an increase in nonperforming commercial and residential construction loans. Included in nonperforming loans at December 31, 2021 are approximately $59 thousand of loans guaranteed by the SBA, compared to $371 thousand at December 31, 2020. In addition, there were no loans past due 90 days or more and still accruing interest at December 31, 2021, compared to $449 thousand at December 31, 2020.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $16.6 million at December 31, 2021, a decrease of $20.1 million from $36.7 million at December 31, 2020.

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

The allowance for loan losses totaled $22.3 million at December 31, 2021, compared to $23.1 million at December 31, 2020, with resulting allowance to total loan ratios of 1.35 percent and 1.42 percent, respectively. Net charge-offs amounted to $984 thousand for 2021, compared to $290 thousand for 2020.

The following table is a summary of the changes to the allowance for loan losses for the past five years, including net charge-offs to average loan ratios for each major loan category:

	For the years ended December 31,
(In thousands, except percentages)	2021	2020	2019	2018	2017
Balance, beginning of period	$23,105	$16,395	$15,488	$13,556	$12,579
Provision for loan losses charged to expense	181	7,000	2,100	2,050	1,650
Less: Chargeoffs
SBA loans held for investment	591	26	535	354	293
Commercial loans	551	669	501	10	227
Residential mortgage loans	—	200	205	—	55
Consumer loans	4	—	1	22	336
Total chargeoffs	1,146	895	1,242	386	911
Add: Recoveries
SBA loans held for investment	86	83	23	72	121
Commercial loans	34	522	16	30	102
Residential mortgage loans	42	—	—	13	12
Consumer loans	—	—	10	153	3
Total recoveries	162	605	49	268	238
Net charge-offs	984	290	1,193	118	673
Balance, end of period	$22,302	$23,105	$16,395	$15,488	$13,556
Selected loan quality ratios:
Net chargeoffs (recoveries) to average loans:
SBA loans held for investment	0.29%	(0.04)%	1.05%	0.47%	0.29%
Commercial loans	0.06	0.02	0.07	—	0.02
Residential mortgage loans	(0.01)	0.04	0.05	—	0.01
Consumer loans	0.01	—	(0.01)	(0.11)	0.32
Total loans	0.06	0.02	0.09	0.01	0.06
Allowance to total loans	1.35	1.42	1.15	1.19	1.16
Allowance to nonperforming loans	230.25%	191.59%	290.23%	225.35%	452.77%

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

	2021		2020		2019		2018		2017
		% of		% of		% of		% of		% of
		loans		loans		loans		loans		loans
	Reserve	to total	Reserve	to total	Reserve	to total	Reserve	to total	Reserve	to total
(In thousands, except percentages)	amount	loans	amount	loans	amount	loans	amount	loans	amount	loans
Balance applicable to:
SBA loans held for investment	$1,074	5.0%	$1,301	9.7%	$1,079	2.5%	$1,655	3.0%	$1,471	3.8%
Commercial loans	15,053	56.5	14,992	51.6	9,722	53.7	8,705	53.2	7,825	53.7
Residential mortgage loans	4,114	24.8	5,318	28.7	4,254	32.8	3,900	33.4	3,130	31.2
Consumer loans	671	4.7	681	4.1	625	5.0	618	4.7	669	4.9
Residential construction loans	1,390	7.3	813	5.3	715	5.1	610	4.8	461	4.5
Total loans held for investment	22,302	98.3	23,105	99.4	16,395	99.1	15,488	99.1	13,556	98.1
SBA loans held for sale	—	1.7	—	0.6	—	0.9	—	0.9	—	1.9
Total loans	$22,302	100.0%	$23,105	100.0%	$16,395	100.0%	$15,488	100.0%	$13,556	100.0%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve, which is maintained in other liabilities. At December 31, 2021, a $400 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020.

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

The following table shows period-end deposits and the concentration of each category of deposits for the past three years:

	2021		2020
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$529,227	30.1%	$459,677	29.5%
Interest-bearing demand deposits	244,073	13.9	204,236	13.1
Savings deposits	694,161	39.4	455,449	29.2
Time deposits	291,420	16.6	438,597	28.2
Total deposits	$1,758,881	100.0%	$1,557,959	100.0%

2021 compared to 2020

Total deposits increased $200.9 million to $1.8 billion at December 31, 2021, from $1.6 billion at December 31, 2020. This increase in deposits was due to increases of $238.7 million in savings deposits, $69.6 million in noninterest-bearing demand deposits and $39.8 million in interest-bearing demand deposits, partially offset by a decrease of $147.2 million in time deposits.

The Company’s deposit composition at December 31, 2021, consisted of 39.4 percent savings deposits, 30.1 percent noninterest-bearing demand deposits, 16.6 percent time deposits, and 13.9 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2020 reflects a 0.8 percent increase in interest-bearing demand deposits, a 0.6 percent increase in noninterest-bearing demand deposits, and a 10.2 percent increase in savings deposits, partially offset by a 11.6 percent decrease in time deposits.

The following table shows average deposits and the concentration of each category of deposits for the past two years:

	For the years ended December 31,
	2021		2020
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$493,213	29.8%	$389,255	26.7%
Interest-bearing demand deposits	227,750	13.8	178,358	12.3
Savings deposits	557,700	33.6	438,996	30.2
Time deposits	376,696	22.8	448,688	30.8
Total deposits	$1,655,359	100.0%	$1,455,297	100.0%

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

Borrowed funds and subordinated debentures totaled $50.3 million and $210.3 million at December 31, 2021 and December 31, 2020, respectively, and are broken down in the following table:

(In thousands)	December 31, 2021	December 31, 2020
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Adjustable rate advances	—	30,000
Overnight advances	—	130,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$50,310	$210,310

Borrowed funds decreased $160.0 million from prior year-end due to a $130.0 million decrease in FHLB overnight advances and a $30.0 million decrease in FHLB adjustable-rate advances during the year ended December 31, 2021.

FHLB Borrowings

At December 31, 2021 and December 31, 2020, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date of August 22, 2024, at a rate of 1.810%.

At December 31, 2021, there were no adjustable rate (“ARC”) advances. At December 31,2020, the $30.0 million FHLB adjustable rate advances consisted of one $20.0 million advance and one $10.0 million advance.

At December 31, 2021, there were no FHLB overnight borrowings compared to $130.0 million at a rate of 0.340% at December 31, 2020.

In December 2021, the FHLB issued a $112.0 million municipal deposit letter of credit in the name of Unity Bank naming the NJ Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At December 31, 2021, the Company had $374.1 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of the Parent Company, issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.806% at December 31, 2021 and 1.835% at December 31, 2020. At December 31, 2020 and 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate borrowing at 3.435%. The swap instrument matured on June 23, 2021.

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

The following table sets forth the gap ratio at December 31, 2021. Assumptions regarding the repricing characteristics of certain assets and liabilities are critical in determining the projected level of rate sensitivity. Certain savings and interest checking accounts are less sensitive to market interest rate changes than other interest-bearing sources of funds. Core deposits such as interest-bearing demand, savings and money market deposits are allocated based on their expected repricing in relation to changes in market interest rates.

		Six	More than	More than	More than	More than
		months	one year	three years	five years	ten years
	Under six	through	through	through	through	and not
(In thousands, except percentages)	months	one year	three years	five years	ten years	repricing	Total
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$26,053	$26,053
Federal funds sold and interest-bearing deposits	217,540	—	1,225	—	—	—	218,765
Federal Home Loan Bank stock	—	—	—	—	—	3,550	3,550
Securities	29,291	8,442	7,452	9,477	14,687	9,973	79,322
Loans	410,960	223,619	488,024	313,037	93,425	120,383	1,649,448
Allowance for loan losses	—	—	—	—	—	(22,302)	(22,302)
Other assets	—	—	—	—	—	78,877	78,877
Total assets	$657,791	$232,061	$496,701	$322,514	$108,112	$216,534	$2,033,713
Liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	$—	$—	$—	$—	$—	$529,227	$529,227
Savings and interest-bearing demand deposits	440,826	—	146,138	181,914	169,356	—	938,234
Time deposits	93,652	56,846	81,079	49,711	10,132	—	291,420
Borrowed funds and subordinated debentures	10,000	—	40,000	—	—	310	50,310
Other liabilities	—	—	—	—	—	18,793	18,793
Shareholders’ equity	—	—	—	—	—	205,729	205,729
Total liabilities and shareholders’ equity	$544,478	$56,846	$267,217	$231,625	$179,488	$754,059	$2,033,713
Gap	153,313	175,215	229,484	50,889	(71,376)	(537,525)
Cumulative gap	153,313	328,528	558,012	608,901	537,525	—
Cumulative gap to total assets	7.5%	16.2%	27.4%	29.9%	26.4%	—

At December 31, 2021, there was a six-month asset-sensitive gap of $153.3 million and a one-year asset-sensitive gap of $328.5 million, as compared to a six-month asset-sensitive gap of $51.5 million and a one-year asset-sensitive gap of $112.9 million at December 31, 2020. The six-month and one-year cumulative gap to total assets ratios were within the Board-approved guidelines of +/- 20 percent.

Other models are also used in conjunction with the static gap table, which is not able to capture the risk of changing spread relationships over time, the effects of projected growth in the balance sheet or dynamic decisions such as the modification of investment maturities as a rate environment unfolds. For these reasons, a simulation model is used, where numerous interest rate scenarios and balance sheets are combined to produce a range of potential income results. Net interest income is managed within guideline ranges for interest rates rising or falling by 200 basis points. Results outside of guidelines require action by the RMC to correct the imbalance. Simulations are typically created over a 12 to 24 month time horizon. At December 31, 2021, these simulations show that with a 200 basis point immediate rate increase, net interest income would increase by approximately $3.5 million, or 4.6 percent in the first twelve months. Assuming rates remain stable in the second year, net interest income would increase by approximately $9.7 million, or 13.0 percent. A 200 basis point immediate rate decline would decrease net interest income by approximately $2 million or 2.6 percent in the first twelve months. Assuming rates remain stable in the second year, net interest income would decrease net interest income by approximately $4.7 million or 6.3 percent. These variances in net interest income are within the Board-approved guidelines of +/- 10 percent.

Finally, to measure the impact of longer-term asset and liability mismatches beyond two years, the Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the RMC. The Company’s variance in the economic value of equity with rate shocks of 200 basis points is an increase of 4.3 percent in a rising rate environment and a decrease of 12.3 percent in a falling rate environment at December 31, 2021. At December 31, 2020, the Company’s variance in the economic value of equity with rate shocks of 200 basis points is an increase of 4.1 percent in a rising rate environment and a decrease of 7.5 percent in a falling rate environment. The variance in the EVPE at December 31, 2021 and 2020 were within the Board-approved guidelines in place at the time of +/- 20 percent.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. As the Consolidated Bank comprises the majority of the assets of the Company, the Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity. At December 31, 2021, the balance of cash and cash equivalents was $244.8 million, an increase of $25.5 million from December 31, 2020. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $23.5 million and $33.7 million in net cash for the years ended December 31, 2021 and 2020. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $31.4 million and $186.8 million in net cash for the years ended December 31, 2021 and 2020, respectively. Cash was primarily used to purchase FHLB stock and other investment securities, partially offset by cash inflows from proceeds from the redemption of FHLB stock.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $56.5 million and $45.6 million at December 31, 2021 and December 31, 2020, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities over the next twelve months are $6.6 million.
●	Loans. The SBA loans held for sale portfolio amounted to $27.4 million and $9.3 million at December 31, 2021and December 31, 2020, respectively. Sales of these loans provide an additional source of liquidity for the Company. As an existing SBA 7(a) lender, the Company opted to participate in the PPP program. Forgiveness of these loans provided $196.1 million of additional liquidity for the year ended December 31, 2021.

●	Outstanding Commitments. The Company was committed to advance approximately $399.8 million to its borrowers as of December 31, 2021, compared to $288.4 million at December 31, 2020. At December 31, 2021, $170.1 million of these commitments expire within one year, compared to $114.2 million at December 31, 2020. The Company had $4.3 million and $4.5 million in standby letters of credit at December 31, 2021 and December 31, 2020, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities used $33.5 million and $214.3 million in net cash for the years ended December 31, 2021 and 2020, respectively, primarily due to repayments of borrowings, partially offset by proceeds from new borrowings and an increase in the Company’s deposits.

●	Deposits. As of December 31, 2021, deposits included $247.7 million of Government deposits, as compared to $142.6 million at year end 2020. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $233.5 million of deposits from fifteen municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $40.0 million and $200.0 million as of December 31, 2021 and 2020, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At December 31, 2021, pledging provided an additional $374.1 million in borrowing potential from the FHLB. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At December 31, 2021, the Parent Company had $1.7 million in cash and cash equivalents and $5.0 million in investment securities valued at fair market value, compared to $640 thousand in cash and cash equivalents and $1.0 million in investment securities at December 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of December 31, 2021:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,014	$707	$—	$599	$4,320
Contractual obligations:
Time deposits	150,498	81,079	49,711	10,132	291,420
Borrowed funds and subordinated debentures	—	40,000	—	10,310	50,310
Total off-balance sheet arrangements and contractual obligations	$153,512	$121,786	$49,711	$21,041	$346,050

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

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $31.8 million to $205.7 million at December 31, 2021 compared to $173.9 million at December 31, 2020, primarily due to net income of $36.1 million. Other items impacting shareholders’ equity included $4.2 million in treasury stock purchased at cost, $3.6 million in dividends paid on common stock, $2.0 million from the issuance of common stock under employee benefit plans and $1.5 million in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

The Bank has opted into the CBLR and is therefore not required to comply with the Basel III capital requirements.

As of December 31, 2021, the Bank’s CBLR was 10.00% and the Company’s CBLR was 10.51%.

	At December 31, 2021		At December 31, 2020
	Company	Bank	Company	Bank
CBLR	10.51%	10.00%	10.09%	9.80%

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2021, contains a summary of the Company’s significant accounting policies. Management believes the Company’s policies with respect to the methodology for the determination of the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies are periodically reviewed with the Audit Committee and the Board of Directors.

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

Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$26,053	$22,750
Interest-bearing deposits	218,765	196,561
Cash and cash equivalents	244,818	219,311
Securities:
Debt securities available for sale (amortized cost of $56,442 in 2021 and $45,921 in 2020)	56,480	45,617
Securities held to maturity (fair value of $14,229 in 2021)	14,276	—
Equity securities with readily determinable fair values (amortized cost of $8,163 in 2021 and $2,112 in 2020)	8,566	1,954
Total securities	79,322	47,571
Loans:
SBA loans held for sale	27,373	9,335
SBA loans held for investment	36,075	39,587
SBA PPP loans	46,450	118,257
Commercial loans	931,726	839,788
Residential mortgage loans	409,355	467,586
Consumer loans	77,944	66,100
Residential construction loans	120,525	87,164
Total loans	1,649,448	1,627,817
Allowance for loan losses	(22,302)	(23,105)
Net loans	1,627,146	1,604,712
Premises and equipment, net	19,914	20,226
Bank owned life insurance ("BOLI")	26,608	26,514
Deferred tax assets	10,040	9,183
Federal Home Loan Bank ("FHLB") stock	3,550	10,594
Accrued interest receivable	9,586	10,429
Goodwill	1,516	1,516
Prepaid expenses and other assets	11,213	8,858
Total assets	$2,033,713	$1,958,914
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$529,227	$459,677
Interest-bearing demand	244,073	204,236
Savings	694,161	455,449
Time, under $100,000	194,961	264,671
Time, $100,000 to $250,000	62,668	95,595
Time, $250,000 and over	33,791	78,331
Total deposits	1,758,881	1,557,959
Borrowed funds	40,000	200,000
Subordinated debentures	10,310	10,310
Accrued interest payable	129	248
Accrued expenses and other liabilities	18,664	16,486
Total liabilities	1,827,984	1,785,003
Shareholders’ equity:
Common stock, no par value, 12,500 shares authorized, 11,094 shares issued and 10,391 shares outstanding in 2021; 10,961 shares issued and 10,456 shares outstanding in 2020	94,003	91,873
Retained earnings	123,037	90,669
Treasury stock, at cost (703 shares in 2021 and 505 shares in 2020)	(11,633)	(7,442)
Accumulated other comprehensive income (loss)	322	(1,189)
Total shareholders’ equity	205,729	173,911
Total liabilities and shareholders’ equity	$2,033,713	$1,958,914

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
INTEREST INCOME
Interest-bearing deposits	$194	$258	$906
FHLB stock	197	331	385
Securities:
Taxable	1,298	1,695	1,926
Tax-exempt	31	61	104
Total securities	1,329	1,756	2,030
Loans:
SBA loans	3,252	3,144	3,780
SBA PPP loans	7,206	3,120	—
Commercial loans	44,167	40,002	37,577
Residential mortgage loans	19,227	22,255	22,483
Consumer loans	3,145	3,502	3,808
Residential construction loans	6,063	4,547	4,679
Total loans	83,060	76,570	72,327
Total interest income	84,780	78,915	75,648
INTEREST EXPENSE
Interest-bearing demand deposits	1,073	1,344	1,386
Savings deposits	1,685	2,463	4,907
Time deposits	3,834	8,784	9,459
Borrowed funds and subordinated debentures	1,149	1,889	2,303
Total interest expense	7,741	14,480	18,055
Net interest income	77,039	64,435	57,593
Provision for loan losses	181	7,000	2,100
Net interest income after provision for loan losses	76,858	57,435	55,493
NONINTEREST INCOME
Branch fee income	1,130	1,046	1,502
Service and loan fee income	2,757	1,742	1,965
Gain on sale of SBA loans held for sale, net	741	1,642	909
Gain on sale of mortgage loans, net	4,567	6,344	2,090
BOLI income	689	613	588
Net security gains	609	93	373
Gain on sale of premises and equipment	—	—	766
Other income	1,561	1,466	1,346
Total noninterest income	12,054	12,946	9,539
NONINTEREST EXPENSE
Compensation and benefits	24,771	23,124	20,666
Processing and communications	3,050	3,155	2,924
Occupancy	2,661	2,543	2,650
Furniture and equipment	2,590	2,606	2,894
Professional services	1,437	1,144	1,061
Advertising	1,236	906	1,358
Other loan expenses	922	622	272
Deposit insurance	844	674	301
Director fees	811	774	673
BSA expenses	701	1,800	—
Loan collection & OREO expenses	135	215	41
Other expenses	1,624	1,699	1,877
Total noninterest expense	40,782	39,262	34,717
Income before provision for income taxes	48,130	31,119	30,315
Provision for income taxes	12,011	7,475	6,662
Net income	$36,119	$23,644	$23,653
Net income per common share - Basic	$3.47	$2.21	$2.18
Net income per common share - Diluted	$3.43	$2.19	$2.14
Weighted average common shares outstanding – Basic	10,403	10,709	10,845
Weighted average common shares outstanding – Diluted	10,546	10,814	11,029

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2021

	Before tax	Income tax	Net of tax
(In thousands)	amount	expense	amount
Net income	$48,130	12,011	$36,119
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	948	226	722
Less: reclassification adjustment for gains on securities included in net income	605	127	478
Total unrealized gains on securities available for sale	343	99	244
Adjustments related to defined benefit plan:
Amortization of prior service cost	332	94	238
Total adjustments related to defined benefit plan	332	94	238
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	1,435	406	1,029
Total unrealized gains on cash flow hedges	1,435	406	1,029
Total other comprehensive income	2,110	599	1,511
Total comprehensive income	$50,240	$12,610	$37,630

	For the year ended December 31, 2020
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$31,119	7,475	$23,644
Other comprehensive income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(603)	(181)	(422)
Less: reclassification adjustment for gains on securities included in net income	93	20	73
Total unrealized losses on securities available for sale	(696)	(201)	(495)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	26	57
Total adjustments related to defined benefit plan	83	26	57
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,264)	(359)	(905)
Total unrealized losses on cash flow hedges	(1,264)	(359)	(905)
Total other comprehensive loss	(1,877)	(535)	(1,343)
Total comprehensive income	$29,242	$6,941	$22,301

	For the year ended December 31, 2019
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$30,315	6,662	23,653
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	1,814	482	1,332
Less: reclassification adjustment for gains on securities included in net income	373	78	295
Total unrealized gains on securities available for sale	1,441	404	1,037
Adjustments related to defined benefit plan:
Amortization (accretion) of prior service cost	83	(53)	136
Total adjustments related to defined benefit plan	83	(53)	136
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,195)	(333)	(862)
Total unrealized losses on cash flow hedges	(1,195)	(333)	(862)
Total other comprehensive income	329	18	311
Total comprehensive income	$30,644	$6,680	$23,964

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				other		Total
	Common stock		Retained	comprehensive	Treasury	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	earnings	(loss) income	stock	equity
Balance, December 31, 2018	10,780	$88,484	$50,161	$(157)	$—	$138,488
Net income			23,653			23,653
Other comprehensive income, net of tax				311		311
Dividends on common stock ($0.31 per share)		117	(3,372)			(3,255)
Common stock issued and related tax effects (1)	101	1,512				1,512
Balance, December 31, 2019	10,881	90,113	70,442	154	—	160,709
Net income			23,644			23,644
Other comprehensive loss, net of tax				(1,343)		(1,343)
Dividends on common stock ($0.32 per share)		119	(3,417)			(3,298)
Common stock issued and related tax effects (1)	80	1,641				1,641
Treasury stock purchased, at cost	(505)				(7,442)	(7,442)
Balance, December 31, 2020	10,456	91,873	90,669	(1,189)	(7,442)	173,911
Net income			36,119			36,119
Other comprehensive income, net of tax				1,511		1,511
Dividends on common stock ($0.36 per share)		134	(3,751)			(3,617)
Common stock issued and related tax effects (1)	134	1,996				1,996
Treasury stock purchased, at cost	(199)				(4,191)	(4,191)
Balance, December 31, 2021	10,391	$94,003	$123,037	$322	$(11,633)	$205,729

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$36,119	$23,644	$23,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	181	7,000	2,100
Net amortization of purchase premiums and discounts on securities	209	241	189
Depreciation and amortization	1,609	1,909	1,619
SBA PPP deferred fees and costs	(1,464)	2,947	—
Deferred income tax benefit	(1,456)	(3,090)	(299)
Net security gains	(46)	(322)	(52)
Stock compensation expense	1,617	1,412	1,271
Gain on sale of OREO	—	(68)	(16)
Valuation writedowns on OREO	—	225	—
Gain on sale of mortgage loans, net	(4,567)	(5,594)	(2,143)
Gain on sale of SBA loans held for sale, net	(741)	(1,642)	(909)
Origination of mortgage loans sold	(286,408)	(290,808)	(120,173)
Origination of SBA loans held for sale	(20,108)	(13,998)	(10,246)
Proceeds from sale of mortgage loans, net	290,975	296,402	122,316
Proceeds from sale of SBA loans held for sale, net	6,466	19,826	15,768
BOLI income	(689)	(613)	(588)
Gain on sale of premises and equipment	4	—	(766)
Net change in other assets and liabilities	1,753	(3,726)	1,480
Net cash provided by operating activities	23,454	33,745	33,204
INVESTING ACTIVITIES
Purchases of securities held to maturity	(21,923)	—	—
Purchase of equity securities	(6,100)	—	—
Purchases of securities available for sale	(30,301)	(3,802)	(13,084)
Purchases of FHLB stock, at cost	(39,036)	(76,915)	(90,644)
Maturities and principal payments on securities held to maturity	7,643	—	633
Maturities and principal payments on debt securities available for sale	12,571	15,205	5,441
Proceeds from sales of securities available for sale	7,048	6,635	5,606
Proceeds from sales of equity securities	53	111	198
Proceeds from redemption of FHLB stock	46,080	80,505	87,255
Proceeds from sale of OREO	—	1,566	269
Net decrease (increase) in SBA PPP loans	73,208	(121,182)	—
Net increase in loans	(80,029)	(88,770)	(128,876)
Proceeds from BOLI	595	422	—
Purchase of BOLI	—	—	(1,025)
Proceeds from sale of premises and equipment	20	—	1,821
Purchases of premises and equipment	(1,269)	(559)	(709)
Net cash used in investing activities	(31,440)	(186,784)	(133,115)
FINANCING ACTIVITIES
Net increase in deposits	200,922	307,845	42,427
Proceeds from new borrowings	—	160,000	283,000
Repayments of borrowings	(160,000)	(243,000)	(210,000)
Proceeds from exercise of stock options	630	451	453
Fair market value of shares withheld to cover employee tax liability	(251)	(222)	(213)
Dividends on common stock	(3,617)	(3,298)	(3,255)
Purchase of treasury stock	(4,191)	(7,442)	—
Net cash provided by financing activities	33,493	214,334	112,412
Increase in cash and cash equivalents	25,507	61,295	12,501
Cash and cash equivalents, beginning of period	219,311	158,016	145,515
Cash and cash equivalents, end of period	$244,818	$219,311	$158,016
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$7,860	$14,687	$18,006
Income taxes paid	13,990	11,112	8,222
Noncash investing activities:
Transfer of securities held to maturity to available for sale	—	—	14,221
Establishment of lease liability and right-of-use asset	3,138	28	3,234
Transfer of SBA loans held for sale to held to maturity	—	2,633	—
Capitalization of servicing rights	126	722	643
Transfer of loans to OREO	—	—	2,151

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

Unity Investment Services, Inc. is a wholly-owned subsidiary of Unity Bank and is used to hold and administer part of the Bank’s investment portfolio. Unity Investment Services, Inc. has one subsidiary, Unity Delaware Investment 2, Inc., which has one subsidiary, Unity NJ REIT, Inc. Unity NJ REIT, Inc. was formed in 2013 to hold loans.

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

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after

2021, although LIBOR rates of certain tenors may be published until June 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

Securities

The Company classifies its securities into three categories, debt securities available for sale, securities held to maturity and equity securities with readily determinable fair values ("equity securities").

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

Other Real Estate Owned

Other real estate owned is recorded at the fair value, less estimated costs to sell at the date of acquisition, with a charge to the allowance for loan losses for any excess of the loan carrying value over such amount. Subsequently, OREO is carried at the lower of cost or fair value, as determined by current appraisals. Certain costs that increase the value or extend the useful life in preparing properties for sale are capitalized to the extent that the appraisal amount exceeds the carrying value, and expenses of holding foreclosed properties are charged to operations as incurred.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2021.

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

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 was issued to clarify certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transaction. In addition, the ASU clarifies that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered eligible as a hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of the reference rate reform. ASU 2021-01 became effective January 7, 2021. The Company currently uses the shortcut method as the practical expedient.

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

In addition, the Company’s contract with its current electronic funds transfer (“EFT”) provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days. The required balance was $156 thousand as of December 31, 2021 and 2020. This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

As of December 31, 2021, Unity Risk Management, Inc. had a total cash balance of $2.7 million, compared to $2.0 million at December 31, 2020.

3.    Securities

This table provides the major components of debt securities available for sale (“AFS”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at December 31, 2021 and December 31, 2020:

	December 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—	$2,000	$3	$—	$2,003
State and political subdivisions	996	6	(8)	994	2,935	34	—	2,969
Residential mortgage-backed securities	9,485	277	(13)	9,749	16,765	645	—	17,410
Corporate and other securities	45,961	164	(388)	45,737	24,221	132	(1,118)	23,235
Total debt securities available for sale	$56,442	$447	$(409)	$56,480	$45,921	$814	$(1,118)	$45,617
Held to maturity:
U.S. Government sponsored entities	$10,000	$—	$(67)	$9,933	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	4,276	28	(8)	4,296	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Corporate and other securities	—	—	—	—	—	—	—	—
Total securities held to maturity	$14,276	$28	$(75)	$14,229	$—	$—	$—	$—
Equity securities:
Total equity securities	$8,163	$486	$(83)	$8,566	$2,112	$—	$(158)	$1,954

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at December 31, 2021 is distributed by contractual maturity. Yields for all debt securities are calculated based on amortized cost. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
State and political subdivisions	201	3.89	423	2.91	—	—	371	2.75	994	3.05
Residential mortgage-backed securities	23	1.66	763	2.56	575	2.44	8,389	2.52	9,749	2.52
Corporate and other securities	—	—	3,001	5.55	15,370	4.69	27,366	2.10	45,737	3.20
Total debt securities available for sale	$224	3.66%	$4,187	4.74%	$15,945	4.61%	$36,126	2.21%	$56,480	3.08%
Held to maturity at cost
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$10,000	2.68%	$10,000	2.68%
Residential mortgage-backed securities	—	—	—	—	—	—	4,276	2.81	4,276	2.81
Total debt securities held for maturity	$—	—%	$—	—%	$—	—%	$14,276	2.72%	$14,276	2.72%
Equity Securities at fair value:								.
Total equity securities	$—	—%	$—	—%	$—	—%	$8,566	2.01%	$8,566	2.01%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	1	$370	$(8)	$—	$—	$370	$(8)
Residential mortgage-backed securities	8	$1,821	$(13)	$—	$—	$1,821	$(13)
Corporate and other securities	15	17,281	(19)	8,394	(369)	25,675	(388)
Total temporarily impaired securities	24	$19,472	$(40)	$8,394	$(369)	$27,866	$(409)
Held to maturity:
U.S. Government sponsored entities	3	$9,933	$(67)	$—	$—	$9,933	$(67)
Residential mortgage-backed securities	1	823	(8)	—	—	823	(8)
Total temporarily impaired securities	4	$10,756	$(75)	$—	$—	$10,756	$(75)

	December 31, 2020
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
Corporate and other securities	9	4,793	(20)	9,157	(1,098)	13,950	(1,118)
Total temporarily impaired securities	9	$4,793	$(20)	$9,157	$(1,098)	$13,950	$(1,118)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than temporarily impaired as of December 31, 2021 or December 31, 2020.

Residential mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2021 or December 31, 2020.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of December 31, 2021 or December 31, 2020. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of December 31, 2021 or December 31, 2020.

Realized Gains and Losses

Gross realized gains and losses on securities for the past three years are detailed in the table below:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Available for sale:
Realized gains	$44	$317	$35
Realized losses	—	—	—
Total debt securities available for sale	44	317	35
Net gains on sales of securities	$44	$317	$35

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were $44 thousand of gross realized gains in 2021, compared to $317 thousand of gross realized gains in 2020 and $35 thousand of gross realized gains in 2019. There were no gross realized losses in 2021, 2020, or 2019.

●	The net gain during 2021 is attributed to the sale of six corporate bonds with a total book value of $7.0 million and resulting gains of $39 thousand, and the call of one taxable municipal security with a total book value of $496 thousand and resulting gains of $5 thousand.
●	The net gain during 2020 is attributed to the sale of two corporate bonds with a total book value of $2.7 million and resulting gains of $77 thousand, three mortgage-backed securities with a total book value of $2.8 million and resulting gains of $57 thousand, one taxable municipal security with a book value of $456 thousand and resulting gains of $140 thousand, one tax-exempt municipal security with a book value of $381 thousand and resulting gains of $27 thousand, and the call of three tax-exempt municipal securities with a total book value of $1.8 million and resulting gains of $16 thousand
●	The net gain during 2019 is attributed to the sale of two commercial mortgage-backed securities with a total book value of $3.5 million and resulting gains of $64 thousand offset by the sale of two agency securities with a total book value of $2.1 million and resulting losses of $29 thousand.

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

The following is a summary of the gains and losses recognized in net income on equity securities for the past three years:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net gains (losses) recognized during the period on equity securities	$561	$(229)	$321
Net gains recognized during the period on equity securities sold during the period	4	5	17
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$565	$(224)	$338

Pledged Securities

Securities with a carrying value of $1.2 million and $1.6 million at December 31, 2021 and December 31, 2020, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

4.    Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses for the past two years:

(In thousands)	December 31, 2021	December 31, 2020
SBA loans held for investment	$36,075	$39,587
SBA PPP loans	46,450	118,257
Commercial loans
SBA 504 loans	27,479	19,681
Commercial other	109,903	118,280
Commercial real estate	704,674	630,423
Commercial real estate construction	89,670	71,404
Residential mortgage loans	409,355	467,586
Consumer loans
Home equity	76,725	62,549
Consumer other	1,219	3,551
Residential construction loans	120,525	87,164
Total loans held for investment	$1,622,075	$1,618,482
SBA loans held for sale	27,373	9,335
Total loans	$1,649,448	$1,627,817

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

The CARES Act provided assistance to small businesses through the establishment of the SBA Paycheck Protection Program (“PPP”). The PPP provided eligible small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds were provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, or utilities. The payments on these loans will be deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Applications for the PPP loans started on April 3, 2020 and were extended through August 8, 2020. The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law on December 27, 2020. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. Loans originated under the extended PPP will have substantially the same terms as existing PPP loans. As an existing SBA 7(a) lender, the Company opted to participate in the program.

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

Residential Mortgage, Consumer and Residential Construction Loans:  The Company originates mortgage and consumer loans including principally residential real estate, home equity lines and loans and residential construction lines. The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.

During the quarter ended September 30, 2021, the Company enrolled in the “Upgrade Consumer Unsecured Loan Program” to purchase consumer unsecured loans. This loan product has a fixed rate, fully amortizing term for up to five years and a maximum loan amount of $50 thousand. Restrictions were placed on the loans purchased to limit the purchases to borrowers residing in New Jersey, southern New York, and eastern Pennsylvania and to limit purchases to borrowers with higher credit quality with a 700 FICO minimum. Upgrade services the loans on behalf of the Company. Upgrade is a financial technology company that utilizes artificial intelligence to underwrite personal loan and credit card installment loans to retail customers, in addition to credit monitoring and education tools.

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2021:

	December 31, 2021
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,959	$745	$371	$36,075
SBA PPP loans	46,450	—	—	46,450
Commercial loans
SBA 504 loans	27,479	—	—	27,479
Commercial other	105,388	1,976	2,539	109,903
Commercial real estate	694,627	7,980	2,067	704,674
Commercial real estate construction	86,770	2,900	—	89,670
Total commercial loans	914,264	12,856	4,606	931,726
Total SBA and commercial loans	$995,673	$13,601	$4,977	$1,014,251

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$406,093	$3,262	$409,355
Consumer loans
Home equity		76,515	210	76,725
Consumer other		1,219	—	1,219
Total consumer loans		77,734	210	77,944
Residential construction loans		117,403	3,122	120,525
Total residential mortgage, consumer and residential construction loans		$601,230	$6,594	$607,824

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2021 and December 31, 2020:

	December 31, 2021
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$1,558	$—	$—	$510	$2,068	$34,007	$36,075
SBA PPP loans	—	79	—	—	79	46,371	46,450
Commercial loans
SBA 504 loans	—	—	—	—	—	27,479	27,479
Commercial other	—	33	—	2,216	2,249	107,654	109,903
Commercial real estate	334	565	—	366	1,265	703,409	704,674
Commercial real estate construction	—	—	—	—	—	89,670	89,670
Residential mortgage loans	3,688	—	—	3,262	6,950	402,405	409,355
Consumer loans
Home equity	39	—	—	210	249	76,476	76,725
Consumer other	—	—	—	—	—	1,219	1,219
Residential construction loans	—	845	—	3,122	3,967	116,558	120,525
Total loans held for investment	5,619	1,522	—	9,686	16,827	1,605,248	1,622,075
SBA loans held for sale	—	—	—	—	—	27,373	27,373
Total loans	$5,619	$1,522	$—	$9,686	$16,827	$1,632,621	$1,649,448

(1)	At December 31, 2021, nonaccrual loans included $59 thousand of loans guaranteed by the SBA.

	December 31, 2020
			90+ days
	30‑59 days	60‑89 days	and still	Nonaccrual	Total past
(In thousands)	past due	past due	accruing	(1)	due	Current	Total loans
SBA loans held for investment	$792	$1,280	$—	$2,473	$4,545	$35,042	$39,587
SBA PPP loans	—	—	—	—	—	118,257	118,257
Commercial loans
SBA 504 loans	—	—	—	—	—	19,681	19,681
Commercial other	186	201	—	266	653	117,627	118,280
Commercial real estate	3,109	1,971	—	1,059	6,139	624,284	630,423
Commercial real estate construction	1,047	—	—	—	1,047	70,357	71,404
Residential mortgage loans	3,232	2,933	262	5,217	11,644	455,942	467,586
Consumer loans
Home equity	393	—	187	1,295	1,875	60,674	62,549
Consumer other	3	1	—	—	4	3,547	3,551
Residential construction loans	120	796	—	1,750	2,666	84,498	87,164
Total loans held for investment	8,882	7,182	449	12,060	28,573	1,589,909	1,618,482
SBA loans held for sale	597	—	—	—	597	8,738	9,335
Total loans	$9,479	$7,182	$449	$12,060	$29,170	$1,598,647	$1,627,817

(1)	At December 31, 2020, nonaccrual loans included $371 thousand of loans guaranteed by the SBA.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings. Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$606	$506	$—
Commercial loans
Commercial other	71	70	—
Commercial real estate	1,493	1,493	—
Total commercial loans	1,564	1,563	—
Residential mortgage loans	1,630	1,630	—
Consumer loans:
Home equity	210	210	—
Residential construction loans	2,636	2,636	—
Total impaired loans with no related allowance	6,646	6,545	—

With an allowance:
SBA loans held for investment (1)	35	4	4
Commercial loans
Commercial other	2,832	2,531	2,490
Commercial real estate	973	126	125
Total commercial loans	3,805	2,657	2,615
Residential mortgage loans	1,632	1,632	80
Consumer loans:
Home equity	427	427	56
Residential construction loans	486	486	68
Total impaired loans with a related allowance	6,385	5,206	2,823

Total individually evaluated impaired loans:
SBA loans held for investment (1)	641	510	4
Commercial loans
Commercial other	2,903	2,601	2,490
Commercial real estate	2,466	1,619	125
Total commercial loans	5,369	4,220	2,615
Residential mortgage loans	3,262	3,262	80
Consumer loans:
Home equity	637	637	56
Residential construction loans	3,122	3,122	68
Total individually evaluated impaired loans	$13,031	$11,751	$2,823

(1)	Balances are reduced by amount guaranteed by the SBA of $59 thousand at December 31, 2021.

	December 31, 2020
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment (1)	$1,799	$1,698	$—
Commercial loans
Commercial real estate	1,462	1,462	—
Total commercial loans	1,462	1,462	—
Residential mortgage loans	4,080	3,975
Consumer loans:
Home equity	1,295	1,295
Residential construction loans	1,750	1,750
Total impaired loans with no related allowance	10,386	10,180	—

With an allowance:
SBA loans held for investment (1)	434	404	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	1,730	1,080	576
Total commercial loans	4,890	4,240	3,682
Residential mortgage loans	1,242	1,242	101
Total impaired loans with a related allowance	6,566	5,886	4,107

Total individually evaluated impaired loans:
SBA loans held for investment (1)	2,233	2,102	324
Commercial loans
Commercial other	3,160	3,160	3,106
Commercial real estate	3,192	2,542	576
Total commercial loans	6,352	5,702	3,682
Residential mortgage loans	5,322	5,217	101
Consumer loans:
Home equity	1,295	1,295	—
Residential construction loans	1,750	1,750	—
Total individually evaluated impaired loans	$16,952	$16,066	$4,107

(1)	Balances are reduced by amount guaranteed by the SBA of $371 thousand at December 31, 2020.

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the years ended December 31, 2021, 2020 and 2019. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized. The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the years ended December 31,
	2021		2020		2019
		Interest		Interest		Interest
		income		income		income
	Average	recognized	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans	investment	loans
SBA loans held for investment (1)	$1,118	$102	$1,674	$70	$679	$17
Commercial loans
SBA 504 loans	—	—	150	32	—	—
Commercial other	889	59	93	31	264	6
Commercial real estate	1,637	137	1,232	124	1,258	36
Commercial real estate construction	—	—	—	33	—	—
Residential mortgage loans	4,358	17	5,409	131	4,671	61
Consumer loans
Home equity	553	23	726	67	66	37
Consumer other	1	—	—	—	2	—
Residential construction loans	2,718	50	165	—	—	—
Total	$11,274	$388	$9,449	$488	$6,940	$157

(1)	Balances are reduced by the average amount guaranteed by the SBA of $201 thousand, $719 thousand and $124 thousand for years ended December 31, 2021, 2020 and 2019, respectively.

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

TDRs of $1.0 million and $663 thousand are included in the impaired loan numbers as of December 31, 2021 and December 31, 2020, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At December 31, 2021 and December 31, 2020, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the year ended December 31, 2021. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party investors, amounted to approximately $106.1 million and $128.5 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the carrying value, which approximates fair value, of servicing assets was $1.0 million and $1.9 million, respectively, and is included in Other Assets. The fair value of SBA servicing assets was determined using a discount rate of 15%, constant prepayment speeds ranging from 15% to 18%, and interest strip multiples ranging from 2.08% to 3.80%, depending on each individual credit. The fair value of mortgage servicing assets was determined using a discount rate of 12% and the present value of excess servicing over 7 years. A summary of the changes in the related servicing assets for the past three years follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Balance, beginning of year	$1,857	$2,026	$2,375
Servicing assets capitalized	126	722	643
Amortization of expense	(970)	(891)	(992)
Balance, end of year	$1,013	$1,857	$2,026

In addition, the Company had a $915 thousand and $1.3 million discount related to the retained portion of the unsold SBA loans at December 31, 2021 and 2020, respectively.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of year	$12,082	$17,841
New loans and advances	402	58
Loan repayments	(982)	(5,817)
Balance, end of year	$11,502	$12,082

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2021, and December 31, 2020 approximately 92% and 87% of the Company’s loan portfolio was secured by real estate.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the past three years:

	For the year ended December 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(591)	(551)	—	(4)	—	(1,146)
Recoveries	86	34	42	—	—	162
Net (charge-offs) recoveries	(505)	(517)	42	(4)	—	(984)
Provision for (credit to) loan losses charged to expense	278	578	(1,246)	(6)	577	181
Balance, end of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302

	For the year ended December 31, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$625	$715	$16,395
Charge-offs	(26)	(669)	(200)	—	—	(895)
Recoveries	83	522	—	—	—	605
Net recoveries (charge-offs)	57	(147)	(200)	—	—	(290)
Provision for loan losses charged to expense	165	5,417	1,264	56	98	7,000
Balance, end of period	$1,301	$14,992	$5,318	$681	$813	$23,105

	For the year ended December 31, 2019
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,655	$8,705	$3,900	$618	$610	$15,488
Charge-offs	(535)	(501)	(205)	(1)	—	(1,242)
Recoveries	23	16	—	10	—	49
Net (charge-offs) recoveries	(512)	(485)	(205)	9	—	(1,193)
Provision for (credit to) loan losses charged to expense	(64)	1,502	559	(2)	105	2,100
Balance, end of period	$1,079	$9,722	$4,254	$625	$715	$16,395

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4	$2,615	$80	$56	$68	$2,823
Collectively evaluated for impairment	1,070	12,438	4,034	615	1,322	19,479
Total	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Loan ending balances:
Individually evaluated for impairment	$510	$4,220	$3,262	$637	$3,122	$11,751
Collectively evaluated for impairment	82,015	927,506	406,093	77,307	117,403	1,610,324
Total	$82,525	$931,726	$409,355	$77,944	$120,525	$1,622,075

	December 31, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$324	$3,682	$101	$—	$—	$4,107
Collectively evaluated for impairment	977	11,310	5,217	681	813	18,998
Total	$1,301	$14,992	$5,318	$681	$813	$23,105
Loan ending balances:
Individually evaluated for impairment	$2,102	$5,702	$5,217	$1,295	$1,750	$16,066
Collectively evaluated for impairment	155,742	834,086	462,369	64,805	85,414	1,602,416
Total	$157,844	$839,788	$467,586	$66,100	$87,164	$1,618,482

Changes in Methodology:

The Company did not make any changes to its allowance for loan losses methodology in the current period.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At December 31, 2021, a $400 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $288 thousand commitment reserve at December 31, 2020. There were no losses on unfunded loan commitments during 2021 or 2020.

6.    Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Land and buildings	$23,576	$23,588
Furniture, fixtures and equipment	12,219	11,593
Leasehold improvements	2,917	2,376
Gross premises and equipment	38,712	37,557
Less: Accumulated depreciation	(18,798)	(17,331)
Net premises and equipment	$19,914	$20,226

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.6 million in 2021 and 2020.

7.    Other Assets

The detail of other assets as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Right-of-use assets	$5,249	$2,365
Prepaid insurance	942	808
Prepaid expenses	751	869
Servicing assets:
Mortgage servicing asset	352	970
SBA servicing asset	661	887
Escrow advances	459	987
Unrealized gains on interest rate swap agreements	408	—
Net receivable due from SBA	150	174
Mortgage gains receivable	115	870
Other	2,126	928
Total other assets	$11,213	$8,858

8.    Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2021:
Less than $250,000	$67,614	$20,515	$43,126	$126,374	$257,629
$250,000 or more	3,191	2,248	13,686	14,666	33,791
At December 31, 2020:
Less than $250,000	$101,496	$77,625	$79,534	$101,611	$360,266
$250,000 or more	8,047	21,698	33,699	14,887	78,331

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Balance maturing	$150,498	$57,087	$23,992	$30,123	$19,588	$10,132	$291,420

Time deposits with balances of $250 thousand or more totaled $33.8 million and $78.3 million at December 31, 2021 and 2020, respectively.

9.    Borrowed Funds and Subordinated Debentures

The following table presents the period-end and average balances of borrowed funds and subordinated debentures for the past three years with resultant rates:

	2021		2020		2019
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
FHLB borrowings and repurchase agreements:
At December 31,	$40,000	1.81%	$200,000	0.77%	$283,000	1.74%
Year-to-date average	58,502	1.50	101,954	1.49	103,201	1.85
Maximum outstanding	195,000		270,000		283,000
Subordinated debentures:
At December 31,	$10,310	1.69%	$10,310	3.33%	$10,310	3.33%
Year-to-date average	10,310	2.46	10,310	3.33	10,310	3.50
Maximum outstanding	10,310		10,310		10,310

The following table presents the expected maturities of borrowed funds and subordinated debentures over the next five years:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
FHLB borrowings	$—	$—	$40,000	$—	$—	$—	$40,000
Subordinated debentures	—	—	—	—	—	10,310	10,310
Total borrowings	$—	$—	$40,000	$—	$—	$10,310	$50,310

FHLB Borrowings

At December 31, 2021 and December 31, 2020, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date of August 22, 2024, at a rate of 1.810%.

At December 31, 2021, there were no adjustable rate (“ARC”) advances. At December 31,2020, the $30.0 million FHLB adjustable rate advances consisted of one $20.0 million advance and one $10.0 million advance.

Subordinated Debentures

At December 31, 2021 and 2020, the Company was a party in the following subordinated debenture transactions:

●	On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 1.806% at December 31, 2021 and 1.835% at December 31, 2020. At December 31, 2020 and 2019, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate borrowing at 3.435%. The swap instrument matured on June 23, 2021.
●	In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2021 and 2020, $310 thousand of the common equity securities remained.

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

The Company had a total of two interest rate swaps designated as cash flow hedging instruments with a notional amount of $40.0 million at December 31, 2021, compared to five interest rate swaps with a notional amount of $80.0 million at December 31, 2020. At December 31, 2021, the Company had $1.3 million in cash collateral pledged for these derivatives which was included in cash and due from banks, compared to $1.5 million at December 31, 2020. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2021 and 2020, respectively is as follows:

(In thousands, except percentages and years)	December 31, 2021	December 31, 2020
Notional amount	$40,000	$80,000
Fair value	$408	$(1,026)
Weighted average pay rate	0.98%	1.19%
Weighted average receive rate	0.19%	0.89%
Weighted average maturity in years	2.37	2.20
Number of contracts	2	5

During the twelve months ended December 31, 2021 and 2020, the Company received variable rate LIBOR payments from and paid fixed rates in accordance with its interest rate swap agreements. The unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company’s Balance Sheet, and the unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents the net gains (losses) recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at December 31, 2021, 2020 and 2019 respectively:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Gain (loss) recognized in OCI	$1,029	$(1,264)	$(1,195)
Loss reclassified from AOCI into interest expense	$(450)	$(319)	$—

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

Operating lease ROU assets totaled $5.2 million at December 31, 2021, compared to $2.4 million at December 31, 2020. As of December 31, 2021, operating lease liabilities totaled $5.3 million, compared to $2.4 million at December 31, 2020.

The table below summarizes our net lease cost:

	For the years ended December 31,
(In thousands)	2021	2020
Operating lease cost	$638	$593
Net lease cost	$638	$593

The table below summarizes the cash and non-cash activities associated with our leases:

	For the years ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$614	$570
ROU assets obtained in exchange for new operating lease liabilities	$3,138	$41

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	December 31, 2021	December 31, 2020
Weighted average remaining lease term in years	11.40	5.96
Weighted average discount rate	3.20%	5.45%
Operating lease right-of-use assets	$5,249	$2,365

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2021
2022	$681
2023	617
2024	572
2025	589
2026	595
2027 and thereafter	3,104
Total lease payments	$6,158
Less: Interest	(827)
Present value of lease liabilities	$5,331

As of December 31, 2021, the Company had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon the request of the borrower. The Company was committed to advance approximately $399.8 million to its borrowers as of December 31, 2021, compared to $288.4 million at December 31, 2020. At December 31, 2021, $170.1 million of these commitments expire within one year, compared to $114.2 million a year earlier. At December 31, 2021, the Company had $4.3 million in standby letters of credit compared to $4.5 million at December 31, 2020. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments.

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

11.  Other Liabilities

The detail of other liabilities as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Accrued expenses	$7,955	$8,437
Lease liabilities	5,331	2,416
Deferred compensation	3,229	2,513
Loan expense advances	1,359	926
Reserve for commitments	400	288
Unrealized losses on interest rate swap agreements	—	1,026
Other	390	880
Total other liabilities	$18,664	$16,486

12.  Accumulated Other Comprehensive Income (Loss)

The following tables shows the changes in other comprehensive (loss) income for the past three years:

	For the year ended December 31, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(215)	$(238)	$(736)	$(1,189)
Other comprehensive income before reclassifications	722	—	579	1,301
Less amounts reclassified from accumulated other comprehensive income (loss)	478	(238)	(450)	(210)
Period change	244	238	1,029	1,511
Balance, end of period	$29	$—	$293	$322

	For the year ended December 31, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period (1)	$316	$(295)	$169	$190
Other comprehensive loss before reclassifications	(422)	—	(1,224)	(1,646)
Less amounts reclassified from accumulated other comprehensive income (loss)	73	(57)	(319)	(303)
Period change	(495)	57	(905)	(1,343)
Balance, end of period (1)	$(179)	$(238)	$(736)	$(1,153)

(1)	AOCI does not reflect the net reclassification of $36 thousand to Retained Earnings as a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" & ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

	For the year ended December 31, 2019
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(721)	$(431)	$1,031	$(121)
Other comprehensive income (loss) before reclassifications	1,332	—	(862)	470
Less amounts reclassified from accumulated other comprehensive income (loss)	295	(136)	—	159
Period change	1,037	136	(862)	311
Balance, end of period	$316	$(295)	$169	$190

13.  Shareholders’ Equity

Shareholders’ equity increased $31.8 million to $205.7 million at December 31, 2021 compared to $173.9 million at December 31, 2020, primarily due to net income of $36.1 million. Other items impacting shareholders’ equity included treasury stock purchases of $4.2 million, $3.6 million in dividends paid on common stock, $2.0 million from the issuance of common stock under employee benefit plans and $1.5 million in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. A total of 199 thousand shares were repurchased at an average price of $21.04 during 2021, of which 20 thousand shares were repurchased from the prior repurchase plan, leaving 571 thousand shares available for repurchase. The amount and timing of additional purchases, if any, will be dependent upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses, whether related to the COVID-19 pandemic or otherwise, the market price of the Company’s stock and the general impact of the COVID-19 pandemic on the economy. There were 504 thousand shares repurchased during 2020 and no shares repurchased during 2019. The table below sets forth information regarding our repurchases during the year:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
Jan 1, 2021 through March 31, 2021	69,787	$19.29	69,787	700,688
April 1, 2021 through June 30, 2021	40,434	21.60	40,434	660,254
July 1, 2021 through September 30, 2021	85,055	22.06	85,055	575,199
October 1, 2021 through December 31, 2021	3,483	24.93	3,483	571,716

14.  Other Income

The components of other income for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
ATM and check card fees	$956	$847	$832
Wire transfer fees	248	260	170
Safe deposit box fees	91	93	90
Other	266	266	254
Total other income	$1,561	$1,466	$1,346

15.  Other Expenses

The components of other expenses for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Travel, entertainment, training and recruiting	$544	$412	$871
Insurance	402	356	325
Stationery and supplies	184	190	214
Retail losses	77	186	86
Other	417	555	381
Total other expenses	$1,624	$1,699	$1,877

16.  Income Taxes

On July 1, 2018, New Jersey’s Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated taxable income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018, through December 31, 2019, and at 1.5 percent for tax years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax.

On September 29, 2020, New Jersey’s Assembly Bill 4721 was signed into law. The bill, retroactively effective January 1, 2020, extends the 2.5% corporate income surtax until December 31, 2023.

The components of the provision for income taxes for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Federal - current provision	$9,837	$7,828	$5,478
Federal - deferred benefit	(944)	(2,043)	(285)
Total federal provision	8,893	5,785	5,193
State - current provision	3,630	2,737	1,483
State - deferred benefit	(512)	(1,047)	(14)
Total state provision	3,118	1,690	1,469
Total provision for income taxes	$12,011	$7,475	$6,662

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past three years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2021	2020	2019
Federal income tax provision at statutory rate	$10,107	$6,535	$6,366
Increases (decreases) resulting from:
Stock option and restricted stock	(173)	(93)	(185)
Bank owned life insurance	(145)	(129)	(123)
Tax-exempt interest	(6)	(13)	(22)
Meals and entertainment	7	9	19
Captive insurance premium	(262)	(193)	(209)
State income taxes, net of federal income tax effect	2,463	1,335	1,161
Other, net	20	24	(345)
Provision for income taxes	$12,011	$7,475	$6,662
Effective tax rate	25.0%	24.0%	22.0%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The components of the net deferred tax asset at December 31, 2021 and 2020 are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$6,299	$6,540
SERP	1,277	1,088
Stock-based compensation	1,010	811
Deferred compensation	912	737
Depreciation	451	408
Deferred loan costs	443	—
Interest rate swaps	—	290
State net operating loss	—	209
EVP retirement plan	153	155
Net unrealized security losses	—	90
Commitment reserve	113	82
Net other deferred tax assets	525	410
Gross deferred tax assets	11,183	10,820
Valuation allowance	—	(209)
Total deferred tax assets	11,183	10,611
Deferred tax liabilities:
Goodwill	428	429
Prepaid insurance	474	357
Deferred loan costs	—	289
Deferred servicing fees	99	275
Net unrealized securities gains	9	—
Bond Accretion	17	19
Interest rate swaps	116	—
Net other deferred tax liabilities	—	59
Total deferred tax liabilities	1,143	1,428
Net deferred tax asset	$10,040	$9,183

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

The Company had no valuation allowance for deferred tax assets related to its state net operating loss carry-forward deferred tax asset at December 31, 2021, compared to $209 thousand at December 31, 2020. The Company had no state net operating loss carry-forwards at December 31, 2021, compared to $2.6 million at December 31, 2020.

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on securities available for sale, a supplemental retirement plan (“SERP”) and interest rate swaps. The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity. The after-tax component related to securities available for sale was an unrealized gain of $29 thousand for 2021, compared to an unrealized loss of $215 thousand in 2020. The after-tax component related to the SERP was no unrealized gain or loss for 2021, compared to an unrealized loss of $238 thousand in 2020. The after-tax component related to the interest rate swaps was an unrealized gain of $293 thousand for 2021, compared to an unrealized loss of $736 thousand in the prior year.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2021 and 2020. The Company does not have an accrual for uncertain tax positions as of December 31, 2021 or 2020, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2018 and thereafter are subject to future examination by tax authorities.

17.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past three years:

	For the years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Net income	$36,119	$23,644	$23,653
Weighted average common shares outstanding - Basic	10,403	10,709	10,845
Plus: Potential dilutive common stock equivalents	143	105	184
Weighted average common shares outstanding - Diluted	10,546	10,814	11,029
Net income per common share - Basic	$3.47	$2.21	$2.18
Net income per common share - Diluted	3.43	2.19	2.14
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	259	414	243

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

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at December 31, 2021 and at December 31,2020:

	At December 31,2021		At December 31,2020
	Company	Bank	Company	Bank
CBLR	10.51%	10.00%	10.09%	9.80%

19.  Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for 2021, 2020 and 2019 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2018	584,178	$13.00	7.1	$4,574,680
Options granted	96,000	21.31
Options exercised	(60,534)	7.49
Options forfeited	(5,333)	19.38
Options expired	—	—
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Options granted	151,500	19.80
Options exercised	(63,011)	7.16
Options forfeited	(30,000)	19.50
Options expired	—	—
Outstanding at December 31, 2020	672,800	$16.42	6.8	$1,952,568
Options granted	89,000	19.21
Options exercised	(71,267)	8.84
Options forfeited	(2,000)	18.64
Options expired	—	—
Outstanding at December 31, 2021	688,533	$17.56	6.6	$5,986,666
Exercisable at December 31, 2021	471,214	$16.53	5.8	$4,579,836

On April 25, 2019, The Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of December 31, 2021, 281,500 options and 111,700 shares of restricted stock have been awarded from the plan. In addition, 2,000 unvested options and 1,500 unvested shares of restricted stock were cancelled and returned to the plan leaving 110,300 shares available for future grants.

The fair values of the options granted during 2021, 2020 and 2019 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the years ended December 31,
	2021	2020	2019
Number of options granted	89,000	151,500	96,000
Weighted average exercise price	$19.21	$19.80	$21.31
Weighted average fair value of options	$7.72	$6.12	$6.20
Expected life in years (1)	8.38	8.50	8.23
Expected volatility (2)	43.69%	32.69%	27.05%
Risk-free interest rate (3)	1.14%	1.28%	2.21%
Dividend yield (4)	1.68%	1.64%	1.37%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Number of options exercised	71,267	63,011	60,534
Total intrinsic value of options exercised	$974,776	$564,314	$792,446
Cash received from options exercised	630,302	451,420	453,326
Tax deduction realized from options	293,261	169,774	238,407

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$6.01 - $12.00	135,800	3.4	$8.85	135,800	$8.85
$12.01 - $18.00	123,933	7.2	16.48	60,601	15.85
$18.01 - $24.00	428,800	7.5	20.62	274,813	20.48
Total	688,533	6.6	$17.56	471,214	$16.53

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2021, 2020 and 2019 are detailed in the following table:

	For the years ended December 31,
	2021	2020	2019
Compensation expense	$866,809	$744,091	$606,626
Income tax benefit	250,508	215,042	175,315

As of December 31, 2021, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $1.0 million. That cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2021:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2020	87,972	$19.26
Granted	68,550	22.15
Cancelled	(1,500)	15.09
Vested	(35,535)	19.14
Nonvested restricted stock at December 31, 2021	119,487	$21.00

Restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the years ended December 31,
	2021	2020	2019
Number of shares granted	68,550	27,250	46,050
Average grant date fair value	$22.15	$17.12	$20.84

Compensation expense related to the restricted stock for the years ended December 31, 2021, 2020 and 2019 is detailed in the following table:

	For the years ended December 31,
	2021	2020	2019
Compensation expense	$750,011	$667,241	$664,484
Income tax benefit	$216,753	$192,833	$192,036

As of December 31, 2021, there was approximately $2.0 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $786 thousand, $675 thousand, and $648 thousand to the Plan in 2021, 2020 and 2019, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer 100 percent of their total compensation. Director and executive deferred compensation totaled $593 thousand in 2021, $591 thousand in 2020 and $379 thousand in 2019, and the interest paid on deferred balances totaled $136 thousand in 2021, $132 thousand in 2020 and $107 thousand in 2019. The deferred balances distributed totaled $14 thousand in 2021, 2020 and 2019.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement plans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding executive’s separation from service after age 66, adjusted annually thereafter by a percentage equal to the Consumer Price Index as reported by the U.S. Bureau of Labor Statistics for All Urban Consumers (CPI-U). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $7.2 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

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

No contributions or payments have been made for the year 2021, 2020 or 2019. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
(In thousands)	2021	2020	2019
Service cost	$515	$126	$689
Interest cost	161	147	135
Amortization of prior service cost	332	83	83
Net periodic benefit cost	$1,008	$356	$907

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2021, 2020 and 2019

	For the years ended December 31,
(In thousands)	2021	2020	2019
Benefit obligation, beginning of year	$3,845	$3,572	$2,748
Service cost	515	126	689
Interest cost	161	147	135
Benefit obligation, end of period	$4,521	$3,845	$3,572

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “Plan”) with key executive officers other than the President and CEO. The Plan has an effective date of January 1, 2015.

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

As of December 31, 2021, the Company had total expenses of $108 thousand, compared to $86 thousand in 2020 and $115 thousand in 2019. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $5 thousand in 2021, 2020 and 2019.

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

As of December 31, 2021, the fair value of the Company’s AFS debt securities portfolio was $56.5 million. Approximately 17 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $9.7 million at December 31, 2021. Approximately $9.6 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2021. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at December 31, 2021, which were previously classified as Level 2 assets. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
(In thousands)	2021	2020
Balance at beginning of period (1)	$4,400	$6,238
Purchases/additions	—	—
Sales/reductions	—	(1,005)
Realized	—	—
Unrealized	674	(833)
Balance at end of period	$5,074	$4,400

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

As of December 31, 2021, the fair value of the Company’s equity securities portfolio was $8.6 million.

All of the Company’s equity securities were classified as Level 2 assets at December 31, 2021. The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended December 31, 2021, as compared to the period ended December 31, 2020.

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—
State and political subdivisions	994	—	994	—
Residential mortgage-backed securities	9,749	—	9,749	—
Corporate and other securities	45,737	—	40,663	5,074
Total debt securities available for sale	$56,480	$—	$51,406	$5,074

Equity securities with readily determinable fair values	8,566	—	8,566	—
Total equity securities	$8,566	$—	$8,566	$—

Loans held for sale	31,014	—	31,014	—
Total loans held for sale	$31,014	—	$31,014	—

Interest rate swap agreements	816	—	816	—
Total swap agreements	$816	$—	$816	$—

	Fair value Measurements at December 31, 2020 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$2,003	$—	$2,003	$—
State and political subdivisions	2,969	—	2,969	—
Residential mortgage-backed securities	17,410	—	17,410	—
Corporate and other securities	23,235	—	18,835	4,400
Total debt securities available for sale	$45,617	$—	$41,217	$4,400

Equity securities with readily determinable fair values	1,954	—	1,954	—
Total equity securities	$1,954	$—	$1,954	$—

Loans held for sale	10,712	—	10,712	—
Total loans held for sale	$10,712	—	$10,712	—

Interest rate swap agreements	(1,026)	—	(1,026)	—
Total swap agreements	$(1,026)	$—	$(1,026)	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	8,928	—	—	8,928	(1,284)

Fair Value Measurements at December 31, 2020 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
OREO	$—	$—	$—	$—	$(225)
Impaired collateral-dependent loans	11,959	—	—	11,959	3,693

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At December 31, 2021, the valuation allowance for impaired loans was $2.8 million, a decrease of $1.3 million from $4.1 million at December 31, 2020.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of December 31, 2021 and December 31, 2020 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At December 31, 2021, the Bank had standby letters of credit outstanding of $4.3 million, as compared to $4.5 million at December 31, 2020. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of December 31st for the past two years:

		December 31, 2021		December 31, 2020
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$244,818	$244,818	$219,311	$219,311
Securities (1)	Level 2	79,322	79,275	47,571	47,571
SBA loans held for sale	Level 2	27,373	31,014	9,335	10,712
Loans, net of allowance for loan losses (2)	Level 2	1,599,773	1,605,248	1,595,377	1,613,593
FHLB stock	Level 2	3,550	3,550	10,594	10,594
Servicing assets	Level 3	1,013	1,013	1,857	1,857
Accrued interest receivable	Level 2	9,586	9,586	10,429	10,429
Financial liabilities:
Deposits	Level 2	1,758,881	1,755,670	1,557,959	1,561,502
Borrowed funds and subordinated debentures	Level 2	50,310	50,842	210,310	212,358
Accrued interest payable	Level 2	129	129	248	248

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $5.1 million.
(2)	Includes impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $8.9 million and $12.0 million at December 31, 2021 and 2020.

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

21.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets

	December 31,	December 31,
(In thousands)	2021	2020
ASSETS
Cash and cash equivalents	$1,685	$640
Equity securities	5,043	1,003
Investment in subsidiaries	207,799	181,113
Premises and equipment, net	3,709	3,823
Other assets	—	52
Total assets	$218,236	$186,631
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loan due to subsidiary bank	$2,108	$2,209
Other liabilities	89	201
Subordinated debentures	10,310	10,310
Shareholders’ equity	205,729	173,911
Total liabilities and shareholders’ equity	$218,236	$186,631

Statements of Income

	For the year ended December 31,
(In thousands)	2021	2020	2019
Dividend from Bank	$11,285	$8,200	$3,300
Dividend from Nonbank subsidiary	823	575	—
Gain on sales of securities	4	5	17
Market value appreciation on equity securities	588	—	293
Other income	532	465	454
Total income	13,232	9,245	4,064
Interest expenses	257	349	366
Market value depreciation on equity securities	—	246	—
Other expenses	258	259	251
Total expenses	515	854	617
Income before provision for income taxes and equity in undistributed net income of subsidiary	12,717	8,391	3,447
Benefit (provision) for income taxes	219	(22)	78
Income before equity in undistributed net income of subsidiary	12,498	8,413	3,369
Equity in undistributed net income of subsidiaries	23,621	15,231	20,284
Net income	$36,119	$23,644	$23,653

Statements of Cash Flows

	For the year ended December 31,
(In thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$36,119	$23,644	$23,653
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,621)	(15,231)	(20,284)
Gain on sales of securities	(4)	(5)	(17)
Net change in other assets and other liabilities	(723)	285	506
Net cash provided by operating activities	11,771	8,693	3,858
INVESTING ACTIVITIES
Purchase of land and building	—	(87)	(64)
Purchases of securities	(3,500)	—	—
Proceeds from sales of securities	53	111	198
Net cash (used in) provided by investing activities	(3,447)	24	134
FINANCING ACTIVITIES
Proceeds from exercise of stock options	630	451	453
Repayment of advances from subsidiaries	(101)	(96)	(91)
Purchase of treasury stock	(4,191)	(7,442)	—
Cash dividends paid on common stock	(3,617)	(3,298)	(3,255)
Net cash used in financing activities	(7,279)	(10,385)	(2,893)
Increase (decrease) in cash and cash equivalents	1,045	(1,668)	1,099
Cash and cash equivalents, beginning of period	640	2,308	1,209
Cash and cash equivalents, end of period	$1,685	$640	$2,308
SUPPLEMENTAL DISCLOSURES
Interest paid	$361	$458	$479

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2021 was $22.3 million. As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $2.8 million and $19.5 million, respectively. Specific reserves are made to individual impaired loans, which have been defined to include all nonperforming loans and troubled debt restructurings. The general reserve is set based upon a historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. The evaluation of the qualitative factors requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factors included the following, among others:

-	We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
-	We obtained an understanding of how management developed the estimates and related assumptions, including:

o	Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.
o	Evaluating the reasonableness of the qualitative factor established by management, including the directional consistency and magnitude, as compared to the underlying internal or external information sources.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

New York, New York

March 11, 2022

Supplementary Data (Unaudited)

Quarterly Financial Information

The following quarterly financial information for the years ended December 31, 2021, 2020 and 2019 is unaudited. However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2021
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$20,576	$20,680	$21,254	$22,270
Total interest expense	2,558	2,231	1,531	1,421
Net interest income	18,018	18,449	19,723	20,849
Provision for loan losses	500	—	—	(319)
Net interest income after provision for loan losses	17,518	18,449	19,723	21,168
Total noninterest income	3,726	2,895	2,809	2,624
Total noninterest expense	9,802	10,460	9,860	10,660
Income before provision for income taxes	11,442	10,884	12,672	13,132
Provision for income taxes	2,946	2,466	3,213	3,386
Net income	$8,496	$8,418	$9,459	$9,746
Net income per common share - Basic	$0.81	$0.81	$0.91	$0.94
Net income per common share - Diluted	0.80	0.80	0.90	0.93

	2020
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$19,585	$19,278	$19,764	$20,288
Total interest expense	4,341	3,753	3,437	2,949
Net interest income	15,244	15,525	16,327	17,339
Provision for loan losses	1,500	2,500	2,000	1,000
Net interest income after provision for loan losses	13,744	13,025	14,327	16,339
Total noninterest income	2,545	2,811	3,336	4,254
Total noninterest expense	9,323	9,177	10,037	10,725
Income before provision for income taxes	6,966	6,659	7,626	9,868
Provision for income taxes	1,598	1,488	1,866	2,523
Net income	$5,368	$5,171	$5,760	$7,345
Net income per common share - Basic	$0.49	$0.48	$0.54	$0.70
Net income per common share - Diluted	0.49	0.47	0.54	0.69

	2019
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$18,500	$18,781	$19,055	$19,312
Total interest expense	4,284	4,571	4,651	4,549
Net interest income	14,216	14,210	14,404	14,763
Provision for loan losses	500	350	750	500
Net interest income after provision for loan losses	13,716	13,860	13,654	14,263
Total noninterest income	2,020	2,411	2,710	2,398
Total noninterest expense	8,476	8,791	8,729	8,721
Income before provision for income taxes	7,260	7,480	7,635	7,940
Provision for income taxes	1,520	1,646	1,676	1,820
Net income	$5,740	$5,834	$5,959	$6,120
Net income per common share - Basic	$0.53	$0.54	$0.55	$0.56
Net income per common share - Diluted	0.52	0.53	0.54	0.55

Supplementary Data (Unaudited)

Selected Consolidated Financial Data

	At or for the years ended December 31,
(In thousands, except percentages)	2021	2020	2019		2018		2017
Selected Results of Operations
Interest income	$84,780	$78,915	$75,648		$67,263		$55,310
Interest expense	7,741	14,480	18,055		13,516		9,453
Net interest income	77,039	64,435	57,593		53,747		45,857
Provision for loan losses	181	7,000	2,100		2,050		1,650
Noninterest income	12,054	12,946	9,539		9,031		8,270
Noninterest expense	40,782	39,262	34,717		33,421		30,044
Provision for income taxes	12,011	7,475	6,662		5,388		9,540
Net income	36,119	23,644	23,653		21,919		12,893
Per Share Data
Net income per common share - Basic	$3.47	$2.21	$2.18		$2.04		$1.22
Net income per common share - Diluted	3.43	2.19	2.14		2.01		1.20
Book value per common share	19.80	16.63	14.77		12.85		11.13
Market value per common share	26.25	17.55	22.57		20.76		19.75
Cash dividends declared on common shares	0.36	0.32	0.31		0.27		0.23
Selected Balance Sheet Data
Assets	$2,033,713	$1,958,914	$1,718,942		$1,579,157		$1,455,496
Loans	1,649,448	1,627,817	1,425,558		1,304,566		1,170,674
Allowance for loan losses	(22,302)	(23,105)	(16,395)		(15,488)		(13,556)
Securities	79,322	47,571	66,564		63,732		69,800
Deposits	1,758,881	1,557,959	1,250,114		1,207,687		1,043,137
Borrowed funds and subordinated debentures	50,310	210,310	293,310		220,310		285,310
Shareholders’ equity	205,729	173,911	160,709		138,488		118,105
Common shares outstanding	10,391	10,456	10,881		10,780		10,615
Performance Ratios
Return on average assets	1.87%	1.35%	1.54%		1.53%		1.02%
Return on average equity	19.16	14.20	15.86		17.10		11.47
Average equity to average assets	9.77	9.51	9.69		8.96		8.85
Efficiency ratio	46.09	50.80	52.00		53.07		55.57
Dividend payout	10.50	14.61	14.49		13.43		18.33
Net interest spread	3.95	3.48	3.54		3.65		3.57
Net interest margin	4.16	3.85	3.95		3.97		3.83
Asset Quality Ratios
Allowance for loan losses to loans	1.35%	1.42%	1.15%		1.19%		1.16%
Allowance for loan losses to nonperforming loans	230.25	191.59	290.23		225.35		452.77
Nonperforming loans to total loans	0.59	0.74	0.40		0.53		0.26
Nonperforming assets to total loans and OREO	0.59	0.74	0.52		0.53		0.29
Nonperforming assets to total assets	0.48	0.62	0.43		0.44		0.23
Net charge-offs to average loans	0.06	0.02	0.09		0.01		0.06
Capital Ratios - Company
CBLR	10.51%	10.09%	N/A	%	N/A	%	N/A	%
Leverage Ratio	N/A	N/A	10.59		9.90		9.37
Common Equity Tier 1 risk-based capital ratio	N/A	N/A	11.59		11.40		10.81
Tier 1 risk-based capital ratio	N/A	N/A	12.32		12.24		11.75
Total risk-based capital ratio	N/A	N/A	13.06		13.49		12.87
Capital Ratios - Bank
CBLR	10.00%	9.80%	N/A	%	N/A	%	N/A	%
Leverage Ratio	N/A	N/A	10.15		9.52		9.03
Common Equity Tier 1 risk-based capital ratio	N/A	N/A	11.81		11.80		11.33
Tier 1 risk-based capital ratio	N/A	N/A	11.81		11.80		11.33
Total risk-based capital ratio	N/A	N/A	12.58		13.05		12.50

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information:

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Delinquent Section 16(a) Reports,” and "Governance of the Company," in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Also, certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 4A of this Annual Report on Form 10-K.

Item 11. Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C) (1)
Equity compensation stock option plans approved by security holders	688,533	$17.56	110,300
Equity compensation plans approved by security holders (Restricted stock plan)	119,487	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	808,020	$14.96	110,300

(1)	Represents securities available for issuance under the 2019 Equity Compensation Plan to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13. Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

a)	DOCUMENTS:
1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
●	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (4)
4(i)	Form of Stock Certificate (4)
4(vi)	Description of the Registrant’s Securities
10(i)	1998 Stock Option Plan (2)
10(ii)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (10), as amended by Amendment Agreement dates February, 6 2020 (18)
10(iii)	Retention Agreement dated September 18, 2017 with John Kauchak (8), as amended by Amendment Agreement dates February, 6 2020 (18)
10(iv)	Retention Agreement dated September 18, 2017 with Janice Bolomey (8), as amended by Amendment Agreement dates February, 6 2020 (18)
10(v)	Change in Control Agreement dated July 23, 2020 with Laureen Cook (15)
10(vi)	2002 Stock Option Plan (3)
10(vii)	2006 Stock Option Plan (5)
10(viii)	2011 Stock Option Plan and 2011 Stock Bonus Plan (6)
10(ix)	2013 Stock Bonus Plan (7)
10(x)	2015 Stock Option Plan (9)
10(xi)	Amended and Restated Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (13)
10(xii)	Executive Incentive Retirement Plan dated October 22, 2015 (11)
10(xiii)	2017 Stock Option Plan (12)
10(xiv)	2019 Equity Compensation Plan (14)
10(xv)	Acknowledgment and Consent of FDIC Consent Order between Commissioner of Banking and Insurance and Unity Bank (16)
10(xvi)	Consent Order with the Federal Deposit Insurance Corporation (17)
10(xvii)	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (19)
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on March 30, 1998.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on April 10, 2002.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Proxy Statement for the Annual Meeting of Shareholders filed on May 4, 2006.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on July 24, 2020 and incorporated by reference herein.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on July 16, 2020 and incorporated by reference herein.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on July 14, 2020 and incorporated by reference herein.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on February 6, 2020 and incorporated by reference herein.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on January 28, 2020 and incorporated by reference herein.

c)	Not applicable

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer

Date:	March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 11, 2022
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 11, 2022
James A. Hughes

/s/ George Boyan	Executive Vice President and Chief Financial Officer	March 11, 2022
George Boyan

/s/ Dr. Mark S. Brody	Director	March 11, 2022
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 11, 2022
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 11, 2022
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 11, 2022
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 11, 2022
Peter E. Maricondo

/s/ Raj Patel	Director	March 11, 2022
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 11, 2022
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 11, 2022
Aaron Tucker

/s/ Allen Tucker	Director	March 11, 2022
Allen Tucker