Form 10-Q
period 2022-03-31
UNITY BANCORP INC /NJ/
filed 2022-05-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code (800) 618-2265

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2022 common stock, no par value: 10,494,658 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$26,728	$26,053
Interest-bearing deposits	160,998	218,765
Cash and cash equivalents	187,726	244,818
Securities:
Debt securities available for sale (amortized cost of $78,910 in 2022 and $56,442 in 2021)	77,878	56,480
Securities held to maturity (fair value of $28,931 in 2022 and $14,229 in 2021)	30,367	14,276
Equity securities with readily determinable fair values (amortized cost of $8,164 in 2022 and 8,163 in 2021)	8,009	8,566
Total securities	116,254	79,322
Loans:
SBA loans held for sale	25,282	27,373
SBA loans held for investment	33,048	36,075
SBA PPP loans	28,618	46,450
Commercial loans	979,911	931,726
Residential mortgage loans	427,165	409,355
Consumer loans	77,702	77,944
Residential construction loans	129,658	120,525
Total loans	1,701,384	1,649,448
Allowance for loan losses	(22,168)	(22,302)
Net loans	1,679,216	1,627,146
Premises and equipment, net	19,593	19,914
Bank owned life insurance ("BOLI")	26,652	26,608
Deferred tax assets	9,928	10,040
Federal Home Loan Bank ("FHLB") stock	3,541	3,550
Accrued interest receivable	9,568	9,586
Goodwill	1,516	1,516
Prepaid expenses and other assets	13,698	11,213
Total assets	$2,067,692	$2,033,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$541,990	$529,227
Interest-bearing demand	240,757	244,073
Savings	707,498	694,161
Time, under $100,000	186,260	194,961
Time, $100,000 to $250,000	60,569	62,668
Time, $250,000 and over	34,094	33,791
Total deposits	1,771,168	1,758,881
Borrowed funds	40,000	40,000
Subordinated debentures	10,310	10,310
Accrued interest payable	132	129
Accrued expenses and other liabilities	31,154	18,664
Total liabilities	1,852,764	1,827,984
Shareholders’ equity:
Common stock	94,853	94,003
Retained earnings	131,100	123,037
Treasury stock	(11,633)	(11,633)
Accumulated other comprehensive income	608	322
Total shareholders’ equity	214,928	205,729
Total liabilities and shareholders’ equity	$2,067,692	$2,033,713

Shares issued	11,196	11,094
Shares outstanding	10,493	10,391
Treasury shares	703	703

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2022	2021
INTEREST INCOME
Interest-bearing deposits	$96	$24
FHLB stock	33	63
Securities:
Taxable	652	292
Tax-exempt	6	10
Total securities	658	302
Loans:
SBA loans	923	783
SBA PPP loans	777	1,730
Commercial loans	11,497	10,474
Residential mortgage loans	4,390	5,128
Consumer loans	921	857
Residential construction loans	1,824	1,215
Total loans	20,332	20,187
Total interest income	21,119	20,576
INTEREST EXPENSE
Interest-bearing demand deposits	164	309
Savings deposits	345	431
Time deposits	480	1,463
Borrowed funds and subordinated debentures	226	355
Total interest expense	1,215	2,558
Net interest income	19,904	18,018
(Credit) provision for loan losses	(178)	500
Net interest income after provision for loan losses	20,082	17,518
NONINTEREST INCOME
Branch fee income	275	295
Service and loan fee income	584	625
Gain on sale of SBA loans held for sale, net	852	245
Gain on sale of mortgage loans, net	521	1,750
BOLI income	163	129
Net security (losses) gains	(557)	310
Other income	401	372
Total noninterest income	2,239	3,726
NONINTEREST EXPENSE
Compensation and benefits	6,508	6,063
Occupancy	775	706
Processing and communications	752	807
Furniture and equipment	576	649
Professional services	447	380
Deposit insurance	269	214
Director fees	233	208
Advertising	225	268
Other loan expenses	135	143
Loan collection expenses (recoveries)	58	(49)
Other expenses	432	413
Total noninterest expense	10,410	9,802
Income before provision for income taxes	11,911	11,442
Provision for income taxes	2,803	2,946
Net income	$9,108	$8,496
Net income per common share - Basic	$0.87	$0.81
Net income per common share - Diluted	$0.85	$0.80
Weighted average common shares outstanding – Basic	10,446	10,437
Weighted average common shares outstanding – Diluted	10,664	10,565

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2022			March 31, 2021
		Income tax
	Before tax	expense	Net of tax	Before tax	Income tax	Net of tax
(In thousands)	amount	(benefit)	amount	amount	expense	amount
Net income	$11,911	2,803	9,108	$11,442	2,946	8,496
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(1,627)	(375)	(1,252)	395	89	306
Less: reclassification adjustment for (losses) gains on securities included in net income	(557)	(118)	(439)	310	65	245
Total unrealized (losses) gains on securities available for sale	(1,070)	(257)	(813)	85	24	61
Adjustments related to defined benefit plan:
Amortization of prior service cost	—	—	—	21	6	15
Total adjustments related to defined benefit plan	—	—	—	21	6	15
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	1,533	434	1,099	807	228	579
Total unrealized gains on cash flow hedges	1,533	434	1,099	807	228	579
Total other comprehensive income	463	177	286	913	258	655
Total comprehensive income	$12,374	$2,980	$9,394	$12,355	$3,204	$9,151

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

				Accumulated
				other			Total
	Stock		Retained	comprehensive		Treasury	shareholders’
(In thousands)	Shares	Amount	earnings	income	aa	stock	equity
Balance, December 31, 2021	10,391	$94,003	$123,037	$322		$(11,633)	$205,729
Net income			9,108				9,108
Other comprehensive income, net of tax				286			286
Dividends on common stock ($0.10 per share)		37	(1,045)				(1,008)
Common stock issued & related tax effects (1)	102	813					813
Balance, March 31, 2022	10,493	94,853	131,100	608		(11,633)	214,928

				Accumulated
				other			Total
	Stock		Retained	comprehensive	Treasury		shareholders’
(In thousands)	Shares	Amount	earnings	(loss) income	stock	aa	equity
Balance, December 31, 2020	10,456	$91,873	$90,669	$(1,189)	$(7,442)		$173,911
Net income	—	—	8,496	—	—		8,496
Other comprehensive income, net of tax	—	—	—	655	—		655
Dividends on common stock ($0.08 per share)	—	30	(834)	—	—		(804)
Common stock issued & related tax effects (1)	36	277	—	—	—		277
Acquisition of treasury stock, at cost	(70)	—	—	—	(1,349)		(1,349)
Balance, March 31, 2021	10,422	92,180	98,331	(534)	(8,791)		181,186

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$9,108	$8,496
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(178)	500
Net amortization of purchase premiums and discounts on securities	11	62
Depreciation and amortization	447	469
PPP deferred fees and costs	(686)	1,937
Deferred income tax benefit	(63)	(191)
Net security gains	—	(43)
Stock compensation expense	394	374
Gain on sale of mortgage loans, net	(521)	(2,001)
Gain on sale of SBA loans held for sale, net	(852)	(245)
Origination of mortgage loans sold	(27,006)	(101,869)
Origination of SBA loans held for sale	(20,108)	(1,312)
Proceeds from sale of mortgage loans, net	27,527	103,870
Proceeds from sale of SBA loans held for sale, net	7,609	2,416
BOLI income	(163)	(129)
Net change in other assets and liabilities	12,114	(685)
Net cash provided by operating activities	7,633	11,649
INVESTING ACTIVITIES
Purchases of securities held to maturity	(18,666)	—
Purchase of equity securities	—	—
Purchases of securities available for sale	(24,245)	—
Purchases of FHLB stock, at cost	—	(16,450)
Maturities and principal payments on securities held to maturity	2,584	6,305
Maturities and principal payments on debt securities available for sale	1,756	7,048
Proceeds from sales of debt securities available for sale	—	—
Proceeds from sales of equity securities	—	—
Proceeds from redemption of FHLB stock	9	17,775
Net decrease (increase) in SBA PPP loans	18,521	(52,492)
Net (increase) decrease in loans	(56,461)	8,364
Proceeds from BOLI	119	107
Proceeds from sale of premises and equipment	—	—
Purchases of premises and equipment	(41)	(224)
Net cash used in investing activities	(76,424)	(29,567)
FINANCING ACTIVITIES
Net increase in deposits	12,288	70,434
Proceeds from new borrowings	—	130,000
Repayments of borrowings	—	(160,000)
Proceeds from exercise of stock options	639	80
Fair market value of shares withheld to cover employee tax liability	(220)	(177)
Dividends on common stock	(1,008)	(803)
Purchase of treasury stock	—	(1,350)
Net cash provided by financing activities	11,699	38,184
(Decrease) increase in cash and cash equivalents	(57,092)	20,266
Cash and cash equivalents, beginning of period	244,818	219,311
Cash and cash equivalents, end of period	$187,726	$239,577
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$1,213	$2,550
Income taxes paid	2,145	3,320
Noncash investing activities:
Establishment of lease liability and right-of-use asset	582	—
Transfer of SBA loans held for sale to held to maturity	—	—
Capitalization of servicing rights	$131	$19

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2022

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) was enacted to, among other things, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic. The effects of the COVID-19 pandemic may materially and adversely affect the Company’s financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is possible that estimates made in the financial statements could be materially and adversely impacted as a result of these conditions.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2022	2021
Net income	$9,108	$8,496
Weighted average common shares outstanding - Basic	10,446	10,437
Plus: Potential dilutive common stock equivalents	218	128
Weighted average common shares outstanding - Diluted	10,664	10,565
Net income per common share - Basic	$0.87	$0.81
Net income per common share - Diluted	0.85	0.80
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	154

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

For the quarter ended March 31, 2022, the Company reported income tax expense of $2.8 million for an effective tax rate of 23.5 percent, compared to an income tax expense of $2.9 million and an effective tax rate of 25.7 percent for the prior year’s quarter. The Company did not recognize or accrue any interest or penalties related to income taxes during the three months ended March 31, 2022 or 2021. The Company did not have an accrual for uncertain tax positions as of March 31, 2022 or December 31, 2021, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2017 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three months ended March 31, 2022 and 2021, net of tax:

	For the three months ended March 31, 2022
		Adjustments		Accumulated
	Net unrealized	related to	Net unrealized	other
	gains (losses) on	defined benefit	gains from cash	comprehensive
(In thousands)	securities	plan	flow hedges	income (loss)
Balance, beginning of period	$29	$—	$293	$322
Other comprehensive (loss) income before reclassifications	(1,252)	—	1,099	(153)
Less amounts reclassified from accumulated other comprehensive loss	(439)	—	—	(439)
Period change	(813)	—	1,099	286
Balance, end of period	$(784)	$—	$1,392	$608

	For the three months ended March 31, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) gains
Balance, beginning of period	$(179)	$(238)	$(737)	$(1,154)
Other comprehensive income before reclassifications	306	—	579	885
Less amounts reclassified from accumulated other comprehensive income (loss)	245	(15)	—	230
Period change	61	15	579	655
Balance, end of period	$(118)	$(223)	$(158)	$(499)

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

As of March 31, 2022, the fair value of the Company’s AFS debt securities portfolio was $77.9 million. Approximately 19 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $14.5 million at March 31, 2022. Approximately $10.9 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2022. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at March 31, 2022.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	2022	2021
Balance at beginning of period	$5,074	$4,400
Purchases/additions	—	—
Sales/reductions	—	—
Realized	—	—
Unrealized	(179)	138
Balance at end of period	$4,895	$4,538

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

As of March 31, 2022, the fair value of the Company’s equity securities portfolio was $8.0 million.

All of the Company’s equity securities were classified as Level 2 assets at March 31, 2022. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2022, as compared to the periods ended December 31, 2021 and March 31, 2021.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,000	$—	$5,000	$—
State and political subdivisions	$947	$—	$947	$—
Residential mortgage-backed securities	14,487	—	14,487	—
Corporate and other securities	57,444	—	52,549	4,895
Total debt securities available for sale	$77,878	$—	$72,983	$4,895

Equity securities with readily determinable fair values	8,009	—	8,009	—
Total equity securities	$8,009	$—	$8,009	$—

Loans held for sale	28,565	—	28,565	—
Total loans held for sale	$28,565	$—	$28,565	$—

Interest rate swap agreements	1,942	—	1,942	—
Total swap agreements	$1,942	$—	$1,942	$—

	Fair value Measurements at December 31, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—
State and political subdivisions	994	—	994	—
Residential mortgage-backed securities	9,749	—	9,749	—
Corporate and other securities	45,737	—	40,663	5,074
Total debt securities available for sale	$56,480	$—	$51,406	$5,074

Equity securities with readily determinable fair values	8,566	—	8,566	—
Total equity securities	$8,566	$—	$8,566	$—

Loans held for sale	31,014	—	31,014	—
Total loans held for sale	$31,014	$—	$31,014	$—

Interest rate swap agreements	816	—	816	—
Total swap agreements	$816	$—	$816	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at March 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	$9,503	$—	$—	$9,503	$29

Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	8,928	—	—	8,928	(1,284)

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral. Partially charged-off loans are measured for impairment based upon a third party appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes three months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At March 31, 2022, the valuation allowance for impaired loans was $2.9 million compared to $2.8 million at December 31, 2021.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2022 and December 31, 2021 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At March 31, 2022, the Bank had standby letters of credit outstanding of $4.3 million. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$187,726	$187,726	$244,818	$244,818
Securities (1)	Level 2	116,254	110,818	79,322	79,275
SBA loans held for sale	Level 2	25,282	28,565	27,373	31,014
Loans, net of allowance for loan losses (2)	Level 2	1,653,934	1,639,657	1,599,773	1,605,248
FHLB stock	Level 2	3,541	3,541	3,550	3,550
Servicing assets	Level 3	1,034	1,034	1,013	1,013
Accrued interest receivable	Level 2	9,568	9,568	9,586	9,586
Financial liabilities:
Deposits	Level 2	1,771,168	1,761,619	1,758,881	1,755,670
Borrowed funds and subordinated debentures	Level 2	50,310	49,393	50,310	50,842
Accrued interest payable	Level 2	132	132	129	129

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.9 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $9.5million and $8.9 million at March 31, 2022 and December 31, 2021, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$—	$5,000	$—	$—	$—	$—
State and political subdivisions	958	1	(12)	947	996	6	(8)	994
Residential mortgage-backed securities	14,550	78	(141)	14,487	9,485	277	(13)	9,749
Corporate and other securities	58,402	74	(1,032)	57,444	45,961	164	(388)	45,737
Total debt securities available for sale	$78,910	$153	$(1,185)	$77,878	$56,442	$447	$(409)	$56,480
Held to maturity:
U.S. Government sponsored entities	$21,000	$—	$(1,265)	$19,735	$10,000	$—	$(67)	$9,933
Residential mortgage-backed securities	9,367	—	(171)	9,196	4,276	28	(8)	4,296
Total securities held to maturity	$30,367	$—	$(1,436)	$28,931	$14,276	$28	$(75)	$14,229
Equity securities:
Total equity securities	$8,164	$281	$(436)	$8,009	$8,163	$486	$(83)	$8,566

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at March 31, 2022 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$5,000	—%	$5,000	—%
State and political subdivisions	$200	3.89%	$416	2.91%	$—	—%	$331	2.75%	$947	3.06%
Residential mortgage-backed securities	12	2.26	647	2.51	511	2.48	13,317	3.17	14,487	3.11
Corporate and other securities	—	—	1,957	6.25	15,112	4.73	40,375	2.33	57,444	3.09
Total debt securities available for sale	$212	3.80%	$3,020	4.99%	$15,623	4.65%	$59,023	2.32%	$77,878	2.90%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$—	—%	$21,000	2.97%	$21,000	2.97%
Residential mortgage-backed securities	—	—	—	—	—	—	9,367	3.46	9,367	3.46
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$30,367	3.12%	$30,367	3.12%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$8,009	2.35%	$8,009	2.35%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	2	$546	$(12)	$—	$—	$546	$(12)
Residential mortgage-backed securities	24	$7,009	$(141)	$—	$—	$7,009	$(141)
Corporate and other securities	23	33,339	(473)	8,209	(559)	41,548	(1,032)
Total temporarily impaired securities	49	$40,894	$(626)	$8,209	$(559)	$49,103	$(1,185)
Held to maturity:
U.S. Government sponsored entities	5	$11,735	$(1,265)	$—	$—	$11,735	$(1,265)
Residential mortgage-backed securities	4	$9,196	$(171)	$—	$—	$9,196	$(171)
Total temporarily impaired securities	9	$20,931	$(1,436)	$—	$—	$20,931	$(1,436)

	December 31, 2021
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	1	370	(8)	—	—	370	(8)
Residential mortgage-backed securities	8	1,821	(13)	—	—	1,821	(13)
Corporate and other securities	15	$17,281	$(19)	$8,394	$(369)	$25,675	$(388)
Total temporarily impaired securities	24	$19,472	$(40)	$8,394	$(369)	$27,866	$(409)
Held to maturity:
U.S. Government sponsored entities	3	$9,933	$(67)	$—	$—	$9,933	$(67)
Residential mortgage-backed securities	1	823	(8)	—	—	823	(8)
Commercial mortgage-backed securities	—	—	—	—	—	—	—
Total temporarily impaired securities	4	$10,756	$(75)	$—	$—	$10,756	$(75)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company had the intent and ability to hold these investments, the Company did not consider these investments to be other-than temporarily impaired as of March 31, 2022 or December 31, 2021.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2022 or December 31, 2021.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of March 31, 2022 or December 31, 2021. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of March 31, 2022 or December 31, 2021.

Realized Gains and Losses

Gross realized gains and losses on securities for the three months ended March 31, 2022 and 2021 are detailed in the table below:

	For the three months ended March 31,
(In thousands)	2022	2021
Available for sale:
Realized gains	$—	$43
Realized losses	—	—
Total debt securities available for sale	—	43
Held to maturity:
Realized gains	—	—
Realized losses	—	—
Total securities held to maturity	—	—
Net gains on sales of securities	$—	$43

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no gross realized gains during the three months ended March 31, 2022, compared to $43 thousand of gross realized gains during the same period a year ago. There were no gross realized losses for the three months ended March 31, 2022, or 2021.

During the prior year’s quarter, ended March 31, 2021, the net gain is attributed to:

●	the sale of six corporate bonds with a total book value of $7.0 million and resulting gains of $39 thousand, and
●	the call of one taxable municipal security with a book value of $496 thousand and resulting gain of $4 thousand.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	2022	2021
Net (losses) gains recognized during the period on equity securities	$(557)	$267
Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(557)	$267

Pledged Securities

Securities with a carrying value of $1.0 million and $1.2 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure deposits, secure other borrowings and for other purposes required or permitted by law.

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
SBA loans held for investment	$33,048	$36,075
SBA PPP loans	28,618	46,450
Commercial loans
SBA 504 loans	27,534	27,479
Commercial other	120,345	109,903
Commercial real estate	728,652	704,674
Commercial real estate construction	103,380	89,670
Residential mortgage loans	427,165	409,355
Consumer loans
Home equity	63,536	65,380
Consumer other	14,166	12,564
Residential construction loans	129,658	120,525
Total loans held for investment	$1,676,102	$1,622,075
SBA loans held for sale	25,282	27,373
Total loans	$1,701,384	$1,649,448

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

During the quarter ended September 30, 2021, the Company enrolled in the “Upgrade Consumer Unsecured Loan Program” to purchase consumer unsecured loans. This loan product has a fixed rate, a fully amortizing term for up to five years and a maximum loan size of $50 thousand. Restrictions were placed on the loans purchased to limit the purchases to borrowers residing in New Jersey, southern New York, and eastern Pennsylvania and to limit purchases to borrowers with higher credit quality with a 700 FICO minimum. Upgrade services the loans on behalf of the Company. Upgrade is a financial technology company that utilizes artificial intelligence to underwrite personal loan and credit card installment loans to retail customers, in addition to credit monitoring and education tools.

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

At March 31, 2022, there were $184 thousand of residential consumer loans in the process of foreclosure, compared to $106 thousand at December 31, 2021.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of March 31, 2022:

	March 31, 2022
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$31,980	$735	$333	$33,048
SBA PPP loans	28,618	—	—	28,618
Commercial loans
SBA 504 loans	27,534	—	—	27,534
Commercial other	112,554	5,282	2,509	120,345
Commercial real estate	716,912	9,705	2,035	728,652
Commercial real estate construction	103,380	—	—	103,380
Total commercial loans	960,380	14,987	4,544	979,911
Total SBA and commercial loans	$1,020,978	$15,722	$4,877	$1,041,577

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$424,166	$2,999	$427,165
Consumer loans
Home equity		63,336	200	63,536
Consumer other		14,166	—	14,166
Total consumer loans		77,502	200	77,702
Residential construction loans		126,385	3,273	129,658
Total residential mortgage, consumer and residential construction loans		$628,053	$6,472	$634,525

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2021:

	December 31, 2021
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,959	$745	$371	$36,075
SBA PPP loans	46,450	—	—	46,450
Commercial loans
SBA 504 loans	27,479	—	—	27,479
Commercial other	105,388	1,976	2,539	109,903
Commercial real estate	694,627	7,980	2,067	704,674
Commercial real estate construction	86,770	2,900	—	89,670
Total commercial loans	914,264	12,856	4,606	931,726
Total SBA and commercial loans	$995,673	$13,601	$4,977	$1,014,251

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$406,093	$3,262	$409,355
Consumer loans
Home equity		65,170	210	65,380
Consumer other		12,564	—	12,564
Total consumer loans		77,734	210	77,944
Residential construction loans		117,403	3,122	120,525
Total residential mortgage, consumer and residential construction loans		$601,230	$6,594	$607,824

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$537	$537	$32,511	$33,048
SBA PPP loans	—	—	—	—	—	28,618	28,618
Commercial loans
SBA 504 loans	—	—	—	—	—	27,534	27,534
Commercial other	—	28	—	1,931	1,959	118,386	120,345
Commercial real estate	373	—	—	361	734	727,918	728,652
Commercial real estate construction	—	—	—	—	—	103,380	103,380
Residential mortgage loans	3,772	334	488	2,999	7,593	419,572	427,165
Consumer loans
Home equity	—	427	—	200	627	62,909	63,536
Consumer other	—	—	61	—	61	14,105	14,166
Residential construction loans	1,281	404	—	3,273	4,958	124,700	129,658
Total loans held for investment	5,426	1,193	549	9,301	16,469	1,659,633	1,676,102
SBA loans held for sale	—	—	—	—	—	25,282	25,282
Total loans	$5,426	$1,193	$549	$9,301	$16,469	$1,684,915	$1,701,384

	December 31, 2021
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,558	$—	$—	$510	$2,068	$34,007	$36,075
SBA PPP loans	—	79	—	—	79	46,371	46,450
Commercial loans
SBA 504 loans	—	—	—	—	—	27,479	27,479
Commercial other	—	33	—	2,216	2,249	107,654	109,903
Commercial real estate	334	565	—	366	1,265	703,409	704,674
Commercial real estate construction	—	—	—	—	—	89,670	89,670
Residential mortgage loans	3,688	—	—	3,262	6,950	402,405	409,355
Consumer loans
Home equity	39	—	—	210	249	65,131	65,380
Consumer other	—	—	—	—	—	12,564	12,564
Residential construction loans	—	845	—	3,122	3,967	116,558	120,525
Total loans held for investment	5,619	1,522	—	9,686	16,827	1,605,248	1,622,075
SBA loans held for sale	—	—	—	—	—	27,373	27,373
Total loans	$5,619	$1,522	$—	$9,686	$16,827	$1,632,621	$1,649,448

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of March 31, 2022:

	March 31, 2022
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment	$634	$533	$—
Commercial loans
Commercial other	96	95	—
Commercial real estate	2,327	2,327	—
Total commercial loans	2,423	2,422	—
Residential mortgage loans	1,369	1,369	—
Consumer loans
Home equity	200	200	—
Residential construction loans	2,637	2,637	—
Total impaired loans with no related allowance	7,263	7,161	—

With an allowance:
SBA loans held for investment	34	4	4
Commercial loans
Commercial other	2,287	2,223	2,223
Commercial real estate	961	127	126
Total commercial loans	3,248	2,350	2,349
Residential mortgage loans	1,777	1,777	224
Consumer loans
Home equity	427	427	56
Residential construction loans	636	636	219
Total impaired loans with a related allowance	6,122	5,194	2,852

Total individually evaluated impaired loans:
SBA loans held for investment	668	537	4
Commercial loans
Commercial other	2,383	2,318	2,223
Commercial real estate	3,288	2,454	126
Total commercial loans	5,671	4,772	2,349
Residential mortgage loans	3,146	3,146	224
Consumer loans
Home equity	627	627	56
Residential construction loans	3,273	3,273	219
Total individually evaluated impaired loans	$13,385	$12,355	$2,852

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2021:

	December 31, 2021
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment	$606	$506	$—
Commercial loans
Commercial other	71	70
Commercial real estate	1,493	1,493	—
Total commercial loans	1,564	1,563	—
Residential mortgage loans	1,630	1,630	—
Consumer loans
Home equity	210	210	—
Residential construction loans	2,636	2,636	—
Total impaired loans with no related allowance	6,646	6,545	—

With an allowance:
SBA loans held for investment	35	4	4
Commercial loans
Commercial other	2,832	2,531	2,490
Commercial real estate	973	126	125
Total commercial loans	3,805	2,657	2,615
Residential mortgage loans	1,632	1,632	80
Consumer loans
Home Equity	427	427	56
Residential construction loans	486	486	68
Total impaired loans with a related allowance	6,385	5,206	2,823

Total individually evaluated impaired loans:
SBA loans held for investment	641	510	4
Commercial loans
Commercial other	2,903	2,601	2,490
Commercial real estate	2,466	1,619	125
Total commercial loans	5,369	4,220	2,615
Residential mortgage loans	3,262	3,262	80
Consumer loans
Home equity	637	637	56
Residential construction loans	3,122	3,122	68
Total individually evaluated impaired loans	$13,031	$11,751	$2,823

The following tables present the average recorded investments in impaired loans and the related amount of interest received during the time period in which the loans were impaired for the three months ended March 31, 2022 and 2021. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.

	For the three months ended March 31,
	2022		2021
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment	$520	$17	$1,901	$16
Commercial loans
Commercial other	2,188	23	374	3
Commercial real estate	2,502	22	2,237	56
Residential mortgage loans	2,827	12	5,561	—
Consumer loans
Home equity	572	12	701	18
Residential construction loans	4,203	33	2,610	10
Total	$12,812	$119	$13,384	$103

TDRs

The Company’s loan portfolio also includes certain loans that have been modified as TDRs. TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both. Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding Under the CARES Act and regulatory guidance issued in regards to the COVID-19 pandemic, loan payment deferrals for periods of up to 180 days granted to borrowers adversely effected by the pandemic are not considered TDR’s if the borrower was current on its loan payments at year end 2019 or until the deferral was granted. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

TDRs of $1.9 million and $1.1 million are included in the impaired loan numbers as of March 31, 2022 and December 31, 2021, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At March 31, 2022 and December 31, 2021, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

There were two loans modified as TDRs during the three months ended March 31, 2022. There were two loans modified during the three months ended March 31, 2021 that were deemed to be TDRs. The following table details loans modified during the three months ended March 31, 2022, including the number of modifications and the recorded investment at the time of the modification:

	For the three months ended March 31, 2022
	Number of	Recorded investment
(In thousands, except number of contracts)	contracts	at time of modification
Home equity	2	$882
Total	2	$882

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the three months ended March 31, 2022. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are made to individual impaired loans and TDRs. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. Within the five-year historical net charge-off rate, the Company weights the past three years more heavily as it believes it is more indicative of future charge-offs. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Charge-offs	—	—	—	(6)	—	(6)
Recoveries	22	28	—	—	—	50
Net recoveries (charge-offs)	22	28	—	(6)	—	44
Provision for (credit to) loan losses charged to expense	(155)	(376)	170	(23)	206	(178)
Balance, end of period	$941	$14,705	$4,284	$642	$1,596	$22,168

	For the three months ended March 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(282)	(373)	—	(1)	—	(656)
Recoveries	15	1	—	—	—	16
Net (charge-offs) recoveries	(267)	(372)	—	(1)	—	(640)
Provision for (credit to) loan losses charged to expense	620	107	(309)	(131)	213	500
Balance, end of period	$1,654	$14,727	$5,009	$549	$1,026	$22,965

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4	$2,349	$224	$56	$219	$2,852
Collectively evaluated for impairment	937	12,356	4,060	586	1,377	19,316
Total	$941	$14,705	$4,284	$642	$1,596	$22,168
Loan ending balances:
Individually evaluated for impairment	$537	$4,772	$3,146	$627	$3,273	$12,355
Collectively evaluated for impairment	61,129	975,139	424,019	77,075	126,385	1,663,747
Total	$61,666	$979,911	$427,165	$77,702	$129,658	$1,676,102

	December 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4	$2,615	$80	$56	$68	$2,823
Collectively evaluated for impairment	1,070	12,438	4,034	615	1,322	19,479
Total	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Loan ending balances:
Individually evaluated for impairment	$510	$4,220	$3,262	$637	$3,122	$11,751
Collectively evaluated for impairment	82,015	927,506	406,093	77,307	117,403	1,610,324
Total	$82,525	$931,726	$409,355	$77,944	$120,525	$1,622,075

Changes in Methodology

The Company allocated an additional reserve for loans with a substandard rating, not otherwise considered for specific reserves.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At March 31, 2022, a $439 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $400 thousand commitment reserve at December 31, 2021, due to a larger amount of unfunded commitments.

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

ASU 2020-03, "Codification Improvement to Financial Instruments." ASU 2020-03 clarifies that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s Accounting Standards Codification (ASC). ASU 2020-03 also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases,” should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments – Credit Losses.” ASU 2020-03 also addresses amendments to ASC 860-20, “Transfers and Servicing – Sales of Financial Assets,” that clarifies when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with ASC 326. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13. The Company is currently evaluating the impact of the adoption of ASU 2020-03 on its consolidated financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional guidance intended to ease the burden of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform and meet certain scope guidance. ASU 2020-04 provides various optional expedients, including the following, for hedging relationships affected by reference rate reform, if certain criteria are met:

●	An entity can change certain critical terms of the hedging instrument or hedged item or transaction without having to de-designate the relationship.
●	For fair value hedging relationships in which the designated interest rate is LIBOR or another rate that is expected to be discontinued, an entity may change the hedged risk to another permitted benchmark rate without de-designating the relationship.
●	For cash flow hedging relationships in which the designated hedged risk is LIBOR or another rate that is expected to be discontinued, an entity may assert that the occurrence of the hedged forecasted transaction remains probable.
●	Certain qualifying conditions for the shortcut method and other methods that assume perfect effectiveness may be disregarded.

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

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 was issued to clarify certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting applied to derivatives that are affected by the discounting transition. In addition, the ASU clarifies that a receive-variable-rate, pay-variable-rate cross-

currency interest rate swap may be considered eligible as a hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of the reference rate reform. ASU 2021-01 became effective January 7, 2021. The Company currently uses the shortcut method as the practical expedient.

ASU 2022-01, “Derivatives and Hedging (Topic 815): ASU 2022-01 ws issued to clarify the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statements.

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

The Company had 2 interest rate swaps designed as cash flow hedging instruments with notional amounts totaling $40.0 million at March 31,2022 and December 31, 2021. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2022 and December 31, 2021, respectively is as follows:

(In thousands, except percentages and years)	March 31, 2022	December 31, 2021
Notional amount	$40,000	$40,000
Fair value	$1,942	$408
Weighted average pay rate	0.84%	0.98%
Weighted average receive rate	0.19%	0.19%
Weighted average maturity in years	2.94	2.37
Number of contracts	2	2

During the three months ended March 31, 2022, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At March 31, 2022, the unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2022 and 2021, respectively:

	For the three months ended March 31,
(In thousands)	2022	2021
Gain recognized in OCI on derivatives	$1,534	$807
Gain (loss) reclassified from AOCI into interest expense	$85	$(154)

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has incentive and nonqualified option plans, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants under the Company’s incentive and nonqualified option plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for the three months ended March 31, 2022 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2021	688,533	$17.56	6.6	$5,986,666
Options granted	—
Options exercised	(47,374)	13.49
Options forfeited	(9,164)	19.62
Options expired	—
Outstanding at March 31, 2022	631,995	$17.83	6.5	$6,414,948
Exercisable at March 31, 2022	502,179	$17.36	6.0	$5,335,232

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of March 31, 2022, 281,500 options and 181,700 shares of restricted stock have been awarded from the plan. In addition, 11,164 unvested options and 9,150 unvested shares of restricted stock were cancelled and returned to the plan leaving 57,114 shares available for future grants.

The fair values of the options granted during the three months ended March 31, 2021 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during the three months ended March 31, 2022:

	For the three months ended March 31,
	2022	2021
Number of options granted	—	89,000
Weighted average exercise price	$—	$19.21
Weighted average fair value of options	$—	$7.72
Expected life in years (1)	—	8.38
Expected volatility (2)	—%	43.69%
Risk-free interest rate (3)	—%	1.14%
Dividend yield (4)	—%	1.68%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Number of options exercised	47,374	12,467
Total intrinsic value of options exercised	$746,292	$170,023
Cash received from options exercised	$639,214	$80,113
Tax deduction realized from options	$224,522	$51,151

The following table summarizes information about stock options outstanding and exercisable at March 31, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$6.01 - $12.00	108,261	3.3	$9.06	108,261	$9.06
$12.01 - $18.00	123,933	7.0	16.48	85,607	16.17
$18.01 - $24.00	399,801	7.3	20.62	308,311	20.60
Total	631,995	6.5	$17.83	502,179	$17.36

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2022 and 2021 are detailed in the following table:

	For the three months ended March 31,
	2022	2021
Compensation expense	$163,327	$207,602
Income tax benefit	$47,201	$59,997

As of March 31, 2022, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $811 thousand. That cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2022:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2021	119,487	$21.00
Granted	70,000	27.52
Cancelled	(8,025)	22.89
Vested	(26,092)	19.72
Nonvested restricted stock at March 31, 2022	155,370	$24.06

Restricted stock awards granted during the three months ended March 31, 2022 and 2021 were as follows:

	For the three months ended March 31,
	2022	2021
Number of shares granted	70,000	30,000
Average grant date fair value	$27.52	$19.46

Compensation expense related to restricted stock for the three months ended March 31, 2022 and 2021 is detailed in the following table:

	For the three months ended March 31,
	2022	2021
Compensation expense	$231,003	$166,349
Income tax benefit	$66,760	$48,075

As of March 31, 2022, there was approximately $2.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The

Bank contributed $203 thousand and $261 thousand to the Plan during the three months ended March 31, 2022 and 2021.

Deferred Compensation Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $535 thousand and $128 thousand during the three months ended March 31, 2022 and 2021. The interest paid on the deferred balances totaled $36 thousand and $28 thousand during the three months ended March 31, 2022 and 2021. The deferred balances distributed totaled $2 thousand during the three months ended March 31, 2022 and $3 thousand during 2021.

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

No contributions or payments have been made during the three months ended March 31, 2022. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	2022	2021
Service cost (1)	$37	$(34)
Interest cost	47	34
Amortization of prior service cost (2)	—	21
Net periodic benefit cost	$84	$21

(1)	Reduction in service in 2021 cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	2022	2021
Benefit obligation, beginning of year	$4,521	$3,845
Service cost (1)	37	(34)
Interest cost	47	34
Benefit obligation, end of period	$4,605	$3,845

(1)	Reduction in service cost totaling $137 thousand to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

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

As of March 31, 2022, the Company had total year to date expenses of $28 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $6 thousand and $1 thousand for the three months ended March 31, 2022 and 2021. Additionally, $55 thousand of prior period expense was reversed during the three months ended March 31, 2022. This was related to adjustments made to the members of management participating in the plan.

NOTE 13. Regulatory Capital

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization (“QCBO”) would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements. The new rule was effective beginning January 1, 2020, and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

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

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank as of March 31, 2022 and December 31, 2021:

	At March 31, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	10.87%	10.35%	10.51%	10.00%

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

Operating lease ROU assets represent the Bank’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate. The incremental borrowing rate was calculated for each lease by taking a variable rate FHLB ARC product and then swapping it to a fixed rate borrowing by adding a fixed mid swap rate for the desired term. The borrowing rate for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy expense in the Consolidated Statements of Income.

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

Operating lease ROU assets totaled $5.4 million at March 31, 2022, compared to $5.2 million at December 31, 2021. As of March 31, 2022, operating lease liabilities totaled $5.4 million, compared to $5.3 million at December 31, 2021.

The table below summarizes our net lease cost:

	For the three months ended March 31,
(In thousands)	2022	2021
Operating lease cost	$188	$149
Net lease cost	$188	$149

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended March 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182	$145
ROU assets obtained in exchange for new operating lease liabilities	$582	$—

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	March 31, 2022	December 31, 2021
Weighted average remaining lease term in years	11.33	11.40
Weighted average discount rate	3.17%	3.20%
Operating lease right-of-use assets	$5,353	$5,249

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	March 31, 2022
2022	$549
2023	670
2024	624
2025	622
2026	624
2027 and thereafter	3,168
Total lease payments	$6,257
Less: Interest	(818)
Present value of lease liabilities	$5,439

As of March 31, 2022, the Company had not entered into any material leases that have not yet commenced.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2021 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through the Internet and its twenty branch offices located in Bergen, Hunterdon, Middlesex, Ocean, Somerset, Union, and Warren counties in New Jersey, and Northampton County in Pennsylvania. These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios.

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

COVID-19

On March 13, 2020, the Coronavirus Disease (“COVID-19”) pandemic was declared a national emergency by the President of the United States. The spread of COVID-19 has negatively impacted the national and local economy, disrupted supply chains and increased unemployment levels. In response to the initial COVID-19 pandemic, many businesses were faced with restrictions in an effort to prioritize public health. The initial temporary closure and gradual reopening of many businesses and the mitigation policies adopted by Federal, state and local governments have impacted many of the Company’s customers.

The Company is committed to supporting its customers, employees and communities during this difficult time and has adapted to the changing environment. We have taken and continue taking steps to protect the health and safety of our employees and to work with our customers experiencing economic consequences from the epidemic. The Company worked with its loan customers to provide short term payment deferrals and to waive certain fees. These accommodations are likely to have a negative impact on the Company’s results of operations during the duration of the epidemic, and, depending on how quickly the businesses of our customers rebound after the emergency, could lead to an increase in nonperforming assets.

The full impact of the pandemic remains unknown and continues to evolve. The outbreak has had a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. Although the COVID-19 pandemic continues, many restrictions have been lifted as vaccines are administered and people start to feel safer. It is still unknown what changes in the behavior of customers, businesses and their employees will result from the COVID-19 pandemic. While states have re-opened, certain restrictions remain in place, which have impacted commercial activity. These impacts may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its effects on our customers and prospects, and on the local and national economy, there can be no assurances as to how the crisis may ultimately affect the Company's loan portfolio, and business as a whole. The extent of such impact will depend on future developments, which remain uncertain. As such, the Company could be subject to certain risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

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

The Company approved 1,224 applications and provided funding of approximately $143.0 million during the year ended December 31, 2020. The Company has $1.1 million of PPP loans originated under the CARES Act remaining on our balance sheet as of March 31, 2022 and believes that the majority of these loans will be forgiven by the SBA.

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

The Company approved 955 applications and provided funding of approximately $101.0 million. As of March 31, 2022, the Company has $27.5 million of PPP loans originated under the Economic Aid Act in its portfolio.

Deferrals

On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encouraged financial institutions to work prudently with borrowers that were unable to meet their contractual obligations because of the effects of COVID-19. The guidance went on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications made on a good faith basis to borrowers who were current as of the implementation date of a relief program were not TDRs. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019, were not TDRs.

Beginning in March 2020, the Company proactively communicated with its customers to address their financial needs. The Company worked closely with its customers to educate and guide them on their options for financial assistance, including disaster loans, the PPP and payment relief through deferrals and waived fees. As a result of our proactive approach to provide financial assistance to our customers, loans have been modified through payment deferrals and are not categorized as TDRs, in accordance with regulatory guidance and the CARES Act. The table below summarizes the loans that are in deferral as of March 31, 2022:

(In thousands)	Total loan portfolio balance	Unpaid principal balance of full deferrals	Unpaid principal balance of principal only deferrals	Unpaid principal balance of deferrals	% total deferrals to total loans
SBA loans held for sale	$25,282	$—	$—	$—	0.00%
SBA loans held for investment	33,048	—	—	—	0.00
SBA PPP loans	28,618	—	—	—	0.00
Commercial loans	979,911	1,860	—	1,860	0.19
Residential mortgage loans	427,165	—	—	—	0.00
Consumer loans	77,702	—	—	—	0.00
Residential construction loans	129,658	—	—	—	0.00
Total loans	$1,701,384	$1,860	$—	$1,860	0.11%

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

Earnings Summary

Net income totaled $9.1 million, or $0.85 per diluted share for the quarter ended March 31, 2022, compared to $8.5 million, or $0.80 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.80 percent and 17.64 percent, respectively, compared to 1.85 percent and 19.51 percent for the same period a year ago.

First quarter highlights include:

●	Net interest income increased 10.5 percent compared to the prior year’s quarter due to commercial loan growth and residential construction loan growth.
●	Net interest margin equaled 4.11 percent this quarter compared to 4.09 percent in the prior years’ quarter.
●	The Company released $178 thousand of its provision for loan losses for the quarter ended March

31, 2022. The provision for loan losses decreased $678 thousand compared to the prior year’s period due to an improved outlook on credit quality.

●	Noninterest expense increased 6.2 percent compared to the prior year’s quarter, primarily due to increased compensation expenses.
●	The effective tax rate was 23.5 percent compared to 25.7 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended March 31,
	2022	2021
Net income per common share - Basic (1)	$0.87	$0.81
Net income per common share - Diluted (2)	$0.85	$0.80
Return on average assets	1.80%	1.85%
Return on average equity (3)	17.64%	19.51%
Efficiency ratio (4)	45.86%	45.74%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings and time deposits, FHLB advances and other borrowings. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

During the three months ended March 31, 2022, tax-equivalent net interest income amounted to $19.9 million, an increase of $1.9 million or 10.5 percent when compared to the same period in 2021. The net interest margin increased 2 basis points to 4.11 percent for the three months ended March 31, 2022, compared to 4.09 percent for the same period in 2021. The net interest spread was 3.98 percent for the first quarter of 2022, a 16 basis point increase compared to the same period in 2021.

During the three months ended March 31, 2022, tax-equivalent interest income was $21.1 million, an increase of $543 thousand or 2.6 percent when compared to the same period in 2021. This increase was mainly driven by the increase in the balance of securities residential construction loans.

●	Of the $543 thousand net increase in interest income on a tax-equivalent basis, $729 thousand is due to an increase in yields on the earning assets, partially offset by a $186 thousand decrease to average earning assets.

●	The average volume of interest-earning assets increased $179.8 million to $2.0 billion for the first quarter of 2022 compared to $1.8 billion for the same period in 2021. This was due primarily to a $119.8 million increase in interest-bearing deposits, $44.6 million increase in investment securities, and a $17.1 million increase in average loans, primarily commercial and residential construction.
●	The yield on total interest-earning assets decreased 31 basis points to 4.36 percent for the three months ended March 31, 2022 when compared to the same period in 2021. The yield on the loan portfolio decreased 2 basis points to 4.95 percent.

Total interest expense was $1.2 million for the three months ended March 31, 2022, a decrease of $1.3 million or 52.5 percent compared to the same period in 2021. This decrease was driven by the decreased rates on and volume of time deposits and the decreased volume of borrowed funds and subordinated debentures compared to a year ago:

●	Of the $1.3 million decrease in interest expense, $980 thousand was due to a decrease in the rates on interest-bearing liabilities, and $363 thousand was due to decreased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.3 billion for the first quarter of 2022, an increase of $75.6 million or 6.2 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 47 basis points to 0.38 percent. The cost of interest-bearing deposits decreased 48 basis points to 0.32 percent for the first quarter of 2022 and the cost of borrowed funds and subordinated debentures increased 21 basis points to 1.82 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets. Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2022 and 2021.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2022			March 31, 2021
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$210,601	$96	0.18%	$90,830	$24	0.11%
Federal Home Loan Bank ("FHLB") stock	3,550	33	3.81	5,167	63	4.98
Securities:
Taxable	84,739	652	3.12	38,741	292	3.06
Tax-exempt	990	8	3.07	2,405	12	2.03
Total securities (A)	85,729	660	3.12	41,146	304	3.00
Loans:
SBA loans	63,543	923	5.89	48,845	783	6.50
SBA PPP loans	36,989	777	8.52	142,581	1,730	4.92
Commercial loans	949,948	11,497	4.91	849,065	10,474	5.00
Residential mortgage loans	413,308	4,390	4.31	455,782	5,128	4.56
Consumer loans	78,989	921	4.73	63,440	857	5.48
Residential construction loans	122,993	1,824	6.01	88,992	1,215	5.54
Total loans (B)	1,665,770	20,332	4.95	1,648,705	20,187	4.97
Total interest-earning assets	$1,965,650	$21,121	4.36%	$1,785,848	$20,578	4.67%

Noninterest-earning assets:
Cash and due from banks	23,679			23,781
Allowance for loan losses	(22,331)			(23,308)
Other assets	79,631			76,309
Total noninterest-earning assets	80,979			76,782
Total assets	$2,046,629			$1,862,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$249,329	$164	0.27%	$209,020	$309	0.60%
Savings deposits	701,281	345	0.20	476,463	431	0.37
Time deposits	288,155	480	0.68	438,250	1,463	1.35
Total interest-bearing deposits	1,238,765	989	0.32	1,123,733	2,203	0.80
Borrowed funds and subordinated debentures	50,310	226	1.82	89,699	355	1.61
Total interest-bearing liabilities	$1,289,075	$1,215	0.38%	$1,213,432	$2,558	0.85%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	526,931			455,146
Other liabilities	21,217			17,418
Total noninterest-bearing liabilities	548,148			472,564
Total shareholders' equity	209,406			176,634
Total liabilities and shareholders' equity	$2,046,629			$1,862,630

Net interest spread		$19,906	3.98%		$18,020	3.82%
Tax-equivalent basis adjustment		(2)			(2)
Net interest income		$19,904			$18,018
Net interest margin			4.11%			4.09%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2022 and 2021, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

(A)

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

	For the three months ended March 31, 2022 versus March 31, 2021
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$48	$24	$72
FHLB stock	(17)	(13)	(30)
Securities	345	11	356
Loans	(562)	707	145
Total interest income	$(186)	$729	$543
Interest expense:
Demand deposits	$51	$(196)	$(145)
Savings deposits	159	(245)	(86)
Time deposits	(402)	(581)	(983)
Total interest-bearing deposits	(192)	(1,022)	(1,214)
Borrowed funds and subordinated debentures	(171)	42	(129)
Total interest expense	(363)	(980)	(1,343)
Net interest income - fully tax-equivalent	$177	$1,709	$1,886
Decrease in tax-equivalent adjustment			—
Net interest income			$1,886

Provision for Loan Losses

During the three months ended March 31, 2022, the Bank released $178 thousand of provision, compared to a provision of $500 thousand for the three months ended March 31, 2021. The $678 thousand decrease in provision for loan losses was primarily due to an improved outlook on credit quality.

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

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	2022	2021
Branch fee income	$275	$295
Service and loan fee income	584	625
Gain on sale of SBA loans held for sale, net	852	245
Gain on sale of mortgage loans, net	521	1,750
BOLI income	163	129
Net security (losses) gains	(557)	310
Other income	401	372
Total noninterest income	$2,239	$3,726

For the three months ended March 31, 2022, noninterest income decreased $1.5 million to $2.2 million, compared to the same period last year. The decrease was primarily due to decreased gains on sales of mortgage loans and net security losses.

Changes in our noninterest income for the three months ended March 31, 2022 compared to the prior year period reflect:

●	Branch fee income decreased $20 thousand, primarily due to service charges on deposit related accounts.
●	Service and loan fee income decreased $41 thousand primarily due to a decrease in prepayment penalties relating to loan payoff charges, mortgage application fees, and SBA and Residential Mortgage servicing income.
●	SBA loan sales during the first quarter of 2022 totaled $6.8 million with a net gain of $852 thousand, compared to $2.2 million in sales with a net gain of $245 thousand in the prior year’s quarter.
●	Mortgage loan sales were $27.0 million with a gain of 1.93% for the three months ended March 31, 2022, compared to $101.9 million with a gain of 1.73% for prior year’s quarter.
●	Bank owned life insurance ("BOLI") income increased $34 thousand in the three months ended in March 31, 2022, when compared to the same period in the prior year.
●	Net security losses totaled $557 thousand during the first quarter of 2022, compared to gains of $310 thousand in the prior year’s quarter. There were approximately $557 thousand in losses which resulted from decreases in the market values of equity securities, compared to an increase of $267 thousand in the prior year’s quarter.
●	Other income, which includes check card related income and miscellaneous service charges, increased $29 thousand for the three months ended March 31, 2021, primarily due to an increase in card interchange fees.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In thousands)	2022	2021
Compensation and benefits	$6,508	$6,063
Occupancy	775	706
Processing and communications	752	807
Furniture and equipment	576	649
Professional services	447	380
Deposit insurance	269	214
Director fees	233	208
Advertising	225	268
Other loan expenses	135	143
Loan collection & OREO expenses (recoveries)	58	(49)
Other expenses	432	413
Total noninterest expense	$10,410	$9,802

Noninterest expense increased $608 thousand to $10.4 million for the three months ended March 31, 2022, compared to $9.8 million in March 31, 2021, primarily due to increased compensation expenses.

Changes in noninterest expense for the three months ended March 31, 2022 versus 2021 reflect:

●	Compensation and benefits expense, the largest component of noninterest expense, increased $445 thousand for the three months ended March 31, 2022, when compared to 2021, primarily due to increased compensation expenses.
●	Occupancy expense increased $69 thousand in the three months ended March 31, 2022, when compared to 2021, primarily due to increased rent and depreciation expenses.
●	Processing and communications expense decreased $55 thousand when compared to 2021.
●	Furniture and equipment expense, which includes network and software maintenance, decreased $73 thousand for the three months ended March 31, 2022, primarily due to decreases in software maintenance expenses.
●	Professional service fees increased $67 thousand for the three months ended March 31, 2022, when compared to 2021, primarily due to higher consulting related expenses.
●	Deposit Insurance increased $55 thousand in the three months ended March 31, 2022.
●	Director fees increased $25 thousand in the three months ended March 31, 2022.
●	Advertising expenses decreased $43 thousand in the three months ended March 31, 2022.
●	Other loan expenses, which consist of expenses such as appraisals, loan property tax expenses, and credit reports, decreased $8 thousand for the three months ended March 31, 2022.
●	Loan collection and OREO costs increased $107 thousand in the three months ended March 31, 2022, primarily due to the increase in loan legal and SBA Reimbursement expenses.
●	Other expenses increased $19 thousand for the three months ended March 31, 2022.

Income Tax Expense

For the quarter ended March 31, 2022, the Company reported income tax expense of $2.8 million for an effective tax rate of 23.5 percent, compared to income tax expense of $2.9 million and an effective tax rate of 25.7 percent for the prior year’s quarter.

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

Financial Condition at March 31, 2022

Total assets increased $34.0 million or 1.7 percent, to $2.1 billion at March 31, 2022, when compared to year end 2021. This increase was primarily due to increases of $52.1 million in net loans, mostly due to commercial and residential mortgage loan growth, and $36.9 million in total securities, partially offset by decreases of $57.1 million in cash and cash equivalents and $17.8 million in SBA PPP loans due to loans being forgiven and paid off.

Total deposits increased $12.3 million, primarily due to increases of $13.3 million in savings deposits and $12.8 million in noninterest-bearing demand deposits, partially offset by a decrease of $10.5 million in time deposits and a decrease of $3.3 million in interest-bearing demand deposits.

Total shareholders’ equity increased $9.2 million over year end 2021, primarily due to earnings, an increase in common stock and accumulated other comprehensive income, partially offset by treasury stock purchases and dividends paid during the three months ended March 31, 2022.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS debt securities, HTM securities and equity investments. Management determines the appropriate security classification of AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS debt securities totaled $77.9 million at March 31, 2022, an increase of $21.4 million or 37.9 percent, compared to $56.5 million at December 31, 2021. This net increase was the result of:

●	$24.2 million in additions from the purchase of five CMO fixed rate, six asset backed securities, and two agencies,
●	$1.8 million in principal payments, maturities and called bonds,
●	$1.1 million depreciation in the market value of the portfolio. At March 31, 2022, the portfolio had a net unrealized loss of $1.0 million compared to a net unrealized gain of $38 thousand at December 31, 2021. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive income, and,
●	$20 thousand in net amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 7.1 years and 6.9 years at March 31, 2022 and December 31, 2021, respectively. The effective duration of AFS debt securities amounted to 1.7 years and 3.1 years at March 31, 2022 and December 31, 2021, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of U.S. Government and obligations of state and political subdivisions.

HTM securities were $30.4 million at March 31, 2022, an increase of $16.1 million or 112.7 percent, compared to $14.3 million at December 31, 2021. This net increase was the result of:

●	$5.1 million in principal payments,
●	$9 thousand in net amortization and,
●	$18.7 million in addition from the purchase of six agency notes/ bonds and three CMO fixed rate securities.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 16.4 years. As of March 31, 2022, the fair value of HTM securities was $28.9 million. The effective duration of HTM securities amounted to 9.1 years and 5.6 years at March 31, 2022 and December 31, 2021, respectively.

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

Equity securities totaled $8.0 million at March 31, 2022, a decrease of $557 thousand or 6.5%, compared to $8.6 million at December 31, 2021. This net decrease is primarily due to market value adjustments throughout the year.

The average balance of taxable securities amounted to $84.7 million for the three months ended March 31, 2022, compared to $38.7 million for the same period in 2021. The average yield earned on taxable securities increased 6 basis points, to 3.12 percent for the three months ended March 31, 2022, from 3.06 percent for the same period in the prior year. The average balance of tax-exempt securities amounted to $990 thousand for the three months ended March 31, 2022, compared to $2.4 million for the same period in 2021. The average yield earned on tax-exempt securities increased 104 basis points, to 3.07 percent for the three months ended March 31, 2022, from 2.03 percent for the same period in 2021.

Securities with a carrying value of $1.0 million and $1.2 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 52 percent of the total investment portfolio had a fixed rate of interest at March 31, 2022.

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

Total loans increased $51.9 million or 3.1 percent to $1.7 billion at March 31, 2022, compared to year end 2021. Commercial, residential mortgage and residential construction loans increased $48.2 million, $17.8 million and $9.1 million respectively, partially offset by decreases of $17.8 million, $5.1 million and $242 thousand in SBA PPP, SBA and consumer loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$33,048	1.9%	$36,075	2.2%
SBA PPP loans	28,618	1.7	46,450	2.8
Commercial loans	979,911	57.6	931,726	56.5
Residential mortgage loans	427,165	25.1	409,355	24.8
Consumer loans	77,702	4.6	77,944	4.7
Residential construction loans	129,658	7.6	120,525	7.3
Total loans held for investment	$1,676,102	98.5%	$1,622,075	98.3%
SBA loans held for sale	25,282	1.5	27,373	1.7
Total loans	$1,701,384	100.0%	$1,649,448	100.0%

Average loans increased $17.1 million or 1.0 percent to $1.7 billion for the three months ended March 31, 2022 from $1.6 billion for the same period in 2021. The increase in average loans was due to increases in average commercial, residential construction and consumer loans, partially offset by decreases in average SBA PPP, residential mortgage and SBA loans. The yield on the overall loan portfolio decreased 2 basis points to 4.95 percent for the three months ended March 31, 2022 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $25.3 million at March 31, 2022, a decrease of $2.1 million from $27.4 million at December 31, 2021.  SBA 7(a) loans held to maturity amounted to $33.0 million at March 31, 2022, a decrease of $3.0 million from $36.1 million at December 31, 2021.  The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.89 percent for the three months ended March 31, 2022, compared to 6.50 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $90.5 million and $87.4 million in SBA loans were sold but serviced by the Company at March 31, 2022 and December 31, 2021, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provided assistance to small businesses through the establishment of the PPP. The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer/borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. The application period was then reopened under the provisions of the Economic Aid Act. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021. These loans amounted to $28.6 million at March 31, 2022, a decrease of $17.8 million from year end 2021.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $979.9 million at March 31, 2022, an increase of $48.2 million from year end 2021. The yield on commercial loans was 4.91 percent for the three months ended March 31, 2022, compared to 5.00 percent for the same period in 2021. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $427.2 million at March 31, 2022, an increase of $17.8 million from year end 2021. Sales of mortgage loans totaled $27.0 million for the three months ended March 31, 2022. The yield on residential mortgages was 4.31 percent for the three months ended March 31, 2022, compared to 4.56 percent in the same period in 2021. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $77.7 million, a decrease of $242 thousand from year end 2021. The yield on consumer loans was 4.73 percent for the three months ended March 31, 2022, compared to 5.48 percent for the same period in 2021.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $129.7 million, an increase of $9.1 million from year end 2021. The yield on residential construction loans was 6.01 percent for the three months ended March 31, 2022, compared to 5.54 percent for the same period in 2021.

There are no concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio and no foreign loans in the portfolio.

In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk. Interest-only loans, loans with high LTV or debt service ratios, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products. However, these products are not material to the Company’s financial position and are closely managed via credit controls designed to mitigate their additional inherent risk. Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio. The Company does not have any option adjustable rate mortgage loans.

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At March 31, 2022 approximately 93 percent of the Company’s loan portfolio was secured by real estate compared to 92 percent at December 31, 2021.

Troubled Debt Restructurings (“TDRs”)

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

At March 31, 2022, there were five loans totaling $1.9 million that were classified as TDRs and deemed impaired, compared to three loan totaling $1.0 million at December 31, 2021. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$1,464	$—	$1,464	$619	$—	$619
Home equity	427	—	427	427	—	427
Commercial other	25		25	—		—
Total	$1,916	$—	$1,916	$1,046	$—	$1,046

Through March 31, 2022, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by date by class through March 31, 2022:

	March 31, 2022
	Commercial	Home	Commercial
(In thousands)	real estate	equity	Other	Total
Type of modification:
Principal reduction	$1,464	$—	$—	$1,464
Interest only with nominal principal	—	427	25	452
Total TDRs	$1,464	$427	$	$1,916

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

Nonperforming assets consist of nonperforming loans. Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest previously recognized as income is reversed and charged against current period income. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal, until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans past due 90 days or more and still accruing interest are not included in nonperforming loans. Loans past due 90 days or more and still accruing generally represent loans that are well secured and in process of collection.

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2022	December 31, 2021	March 31, 2021
Nonperforming by category:
SBA loans held for investment	$537	$510	$1,560
Commercial loans	2,292	2,582	952
Residential mortgage loans	2,999	3,262	6,711
Consumer loans	200	210	—
Residential construction loans	3,273	3,122	2,565
Total nonperforming assets	$9,301	$9,686	$11,788
Past due 90 days or more and still accruing interest:
Commercial loans	$—	$—	$—
Residential mortgage loans	488	—	2,145
Consumer loans	—	—	183
Residential construction loans	—	—	212
Total past due 90 days or more and still accruing interest	$488	$—	$2,540
Nonperforming loans to total loans	0.55%	0.59%	0.71%
Nonperforming loans and TDRs to total loans (1)	0.66	0.65	0.77
Nonperforming assets to total loans	0.55	0.59	0.71
Nonperforming assets to total assets	0.45	0.48	0.59
(1) Performing TDRs	1,917	1,046	1,079

Nonperforming loans were $9.3 million at March 31, 2022, a $385 thousand decrease from $9.7 million at December 31, 2021. Since year end 2021, nonperforming loans in the commercial, residential mortgage and consumer loan segments decreased, partially offset by an increase in nonperforming residential construction and SBA loans. In addition, there were $488 thousand of loans past due 90 days or more and still accruing interest at March 31, 2022, compared to none at December 31, 2021 and $2.5 million at March 31,2021.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $19.1 million at March 31, 2022.

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

The allowance for loan losses totaled $22.2 million at March 31, 2022, compared to $22.3 million at December 31, 2021, and $23.0 million at March 31, 2021, with a resulting allowance to total loan ratio of 1.30 percent at March 31, 2022, 1.35 percent at December 31, 2021, and 1.38 percent at March 31, 2021. Net recoveries (charge-offs) amounted to $44 thousand for the three months ended March 31, 2022, compared to $640 thousand for the same period in 2021. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended March 31,
(In thousands, except percentages)	2022	2021
Balance, beginning of period	$22,302	$23,105
Provision for loan losses charged to expense	(178)	500
Less: Chargeoffs
SBA loans held for investment	—	282
Commercial loans	—	373
Residential mortgage loans	—	—
Consumer loans	6	1
Total chargeoffs	6	656
Add: Recoveries
SBA loans held for investment	22	15
Commercial loans	28	1
Residential mortgage loans	—	—
Total recoveries	50	16
Net recoveries (charge-offs)	44	(640)
Balance, end of period	$22,080	$22,965
Selected loan quality ratios:
Net (charge-offs) recoveries to average loans:
SBA loans held for investment	0.09%	(0.57)%
Commercial loans	0.01	(0.18)
Residential mortgage loans	—	—
Consumer loans	(0.03)	(0.01)
Total loans	—	(0.16)
Allowance to total loans	1.30	1.38
Allowance to nonperforming loans	238.34%	194.82%

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments that is maintained at a level that management believes is adequate to absorb estimated probable losses.

Adjustments to the reserve are made through other expense and applied to the reserve which is maintained in other liabilities. At March 31, 2022, a $439 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $400 thousand commitment reserve at December 31, 2021.

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

Total deposits increased $12.3 million to $1.8 billion at March 31, 2022, from year-end 2021. This increase in deposits was due to increases of $13.3 million in savings deposits and $12.8 million in noninterest-bearing demand deposits, partially offset by a decrease of $10.5 million in time deposits and $3.3 million in interest-bearing demand deposits.

The Company’s deposit composition at March 31, 2022, consisted of 39.9 percent savings deposits, 30.6 percent noninterest-bearing demand deposits, 15.9 percent time deposits, and 13.6 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

Borrowed funds consist primarily of fixed rate advances from the Federal Home Loan Bank of New York. These borrowings are used as a source of liquidity or to fund asset growth not supported by deposit generation. Residential mortgages and commercial loans collateralize the borrowings from the FHLB.

Borrowed funds and subordinated debentures totaled $50.3 million at March 31, 2022 and December 31, 2021, respectively, and are broken down in the following table:

(In thousands)	March 31, 2022	December 31, 2021
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$50,310	$50,310

FHLB Borrowings

At March 31, 2022 and December 31, 2021, the Company had $40.0 million in fixed rate advances. The terms of this transaction are as follows:

●	A $40.0 million FHLB borrowing with a maturity date of August 22, 2024, at a fixed rate of 1.810%.

There were no FHLB overnight advances or adjustable rate advances as of March 31, 2022 and December 31, 2021 respectively.

In March 2022, the FHLB issued a $105.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At March 31, 2022, the Company had $383.3 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 2.548% at March 31, 2022 and 1.806% at December 31, 2021.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at March 31, 2022, is a decrease of 1.1 percent in a rising-rate environment and a decrease of 4.3 percent in a falling-rate environment. The variances in the EVPE at March 31, 2022 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2021, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was an increase of 4.3 percent in a rising-rate environment and a decrease of 12.3 percent in a falling-rate environment.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At March 31, 2022, the balance of cash and cash equivalents was $187.7 million, a decrease of $57.1 million from December 31, 2021. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $7.6 million and $11.6 million of net cash for the three months ended March 31, 2022 and 2021, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage and SBA loans held for sale, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $76.4 million and $29.6 million in net cash for the three months ended March 31, 2022 and 2021, respectively. Cash was primarily used to purchase investment securites, and fund new loans.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $77.9 million and $56.5 million at March 31, 2022 and December 31, 2021, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $9.6 million.
●	Loans. The SBA loans held for sale portfolio amounted to $25.3 million and $27.4 million at March 31, 2022 and December 31, 2021, respectively. Sales of these loans provide an additional source of liquidity for the Company.

●	Outstanding Commitments. The Company was committed to advance approximately $438.7 million to its borrowers as of March 31, 2022, compared to $399.8 million at December 31, 2021. At March 31, 2022, $200.7 million of these commitments expire within one year, compared to $170.1 million at December 31, 2021. The Company had $4.3 million in standby letters of credit at March 31, 2022 and December 31, 2021, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities used $11.7 million and $38.2 million in net cash for the three months ended March 31, 2022 and 2021, primarily due an increase in the Company’s deposits.

●	Deposits. As of March 31, 2022, deposits included $251.3 million of New Jersey Municipality deposits, as compared to $247.7 million at year end 2021. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $236.7 million of deposits from 15 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $40.0 million as of March 31, 2022 and December 31, 2021. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At March 31, 2022, pledging provided an additional $383.3 million in borrowing capacity from the FHLB.

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

At March 31, 2022, the Parent Company had $2.4 million in cash and cash equivalents and $4.7 million in investment securities valued at fair market value, compared to $1.7 million and $5.0 million at December 31, 2021.

Regulatory Capital

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the proposal, a qualifying community banking organization (“QCBO”) would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements. The new rule, effective beginning January 1, 2020, allowed qualifying community banking organizations to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

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

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at March 31, 2022 and at December 31, 2021:

	At March 31, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	10.87%	10.35%	10.51%	10.00%

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $9.2 million to $214.9 million at March 31, 2022 compared to $205.7 million at

December 31, 2021, primarily due to net income of $9.1 million. Other items impacting shareholders’ equity included $1.0 million in dividends paid on common stock, $813 thousand from the issuance of common stock under employee benefit plans, and $286 thousand in accumulated other comprehensive income net of tax. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. No shares were repurchased during the three months ended March 31, 2022. Currently, 571 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses and the market price of the Company’s stock. A total of 70 thousand shares were repurchased at an average price of $19.29, during the same period in 2021.

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2022, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
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

ITEM 1A         Risk Factors

Information regarding this item as of March 31, 2022 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2021.

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
Exhibit 10.1

Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (incoproated by reference from Exbihit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022

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
10.1

Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (incoproated by reference from Exbihit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022

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

UNITY BANCORP, INC.

Dated:	May 10, 2022	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer