Form 10-Q
period 2022-06-30
UNITY BANCORP INC /NJ/
filed 2022-08-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 29, 2022 common stock, no par value: 10,508,898 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$23,997	$26,053
Interest-bearing deposits	85,046	218,765
Cash and cash equivalents	109,043	244,818
Securities:
Debt securities available for sale (amortized cost of $98,514 in 2022 and $56,442 in 2021)	93,972	56,480
Securities held to maturity (fair value of $32,653 in 2022 and $14,229 in 2021)	36,813	14,276
Equity securities with readily determinable fair values (amortized cost of $9,703 in 2022 and $8,163 in 2021)	9,050	8,566
Total securities	139,835	79,322
Loans:
SBA loans held for sale	32,183	27,373
SBA loans held for investment	33,089	36,075
SBA PPP loans	14,216	46,450
Commercial loans	1,026,313	931,726
Residential mortgage loans	481,687	409,355
Consumer loans	79,645	77,944
Residential construction loans	134,460	120,525
Total loans	1,801,593	1,649,448
Allowance for loan losses	(22,858)	(22,302)
Net loans	1,778,735	1,627,146
Premises and equipment, net	19,288	19,914
Bank owned life insurance ("BOLI")	26,464	26,608
Deferred tax assets	11,933	10,040
Federal Home Loan Bank ("FHLB") stock	9,223	3,550
Accrued interest receivable	9,961	9,586
Goodwill	1,516	1,516
Prepaid expenses and other assets	11,158	11,213
Total assets	$2,117,156	$2,033,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$511,062	$529,227
Interest-bearing demand	249,997	244,073
Savings	670,129	694,161
Time, under $100,000	167,462	194,961
Time, $100,000 to $250,000	63,105	62,668
Time, $250,000 and over	36,212	33,791
Total deposits	1,697,967	1,758,881
Borrowed funds	165,000	40,000
Subordinated debentures	10,310	10,310
Accrued interest payable	128	129
Accrued expenses and other liabilities	22,962	18,664
Total liabilities	1,896,367	1,827,984
Shareholders’ equity:
Common stock	95,650	94,003
Retained earnings	139,394	123,037
Treasury stock	(11,633)	(11,633)
Accumulated other comprehensive (loss) income	(2,622)	322
Total shareholders’ equity	220,789	205,729
Total liabilities and shareholders’ equity	$2,117,156	$2,033,713

Shares issued	11,214	11,094
Shares outstanding	10,511	10,391
Treasury shares	703	703

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
INTEREST INCOME
Interest-bearing deposits	$152	$33	$248	$57
FHLB stock	50	53	83	116
Securities:
Taxable	1,115	253	1,768	546
Tax-exempt	10	9	16	18
Total securities	1,125	262	1,784	564
Loans:
SBA loans	926	776	1,849	1,559
SBA PPP loans	492	1,748	1,269	3,477
Commercial loans	12,414	10,734	23,910	21,210
Residential mortgage loans	4,982	4,906	9,372	10,034
Consumer loans	919	682	1,840	1,538
Residential construction loans	2,011	1,486	3,835	2,701
Total loans	21,744	20,332	42,075	40,519
Total interest income	23,071	20,680	44,190	41,256
INTEREST EXPENSE
Interest-bearing demand deposits	198	307	362	616
Savings deposits	412	419	757	851
Time deposits	419	1,171	899	2,634
Borrowed funds and subordinated debentures	285	334	511	688
Total interest expense	1,314	2,231	2,529	4,789
Net interest income	21,757	18,449	41,661	36,467
Provision for loan losses	1,188	—	1,009	500
Net interest income after provision for loan losses	20,569	18,449	40,652	35,967
NONINTEREST INCOME
Branch fee income	281	269	556	564
Service and loan fee income	688	509	1,272	1,133
Gain on sale of SBA loans held for sale, net	—	496	852	741
Gain on sale of mortgage loans, net	431	1,066	952	2,817
BOLI income	161	133	324	261
Net security (losses) gains	(498)	23	(1,055)	333
Other income	1,686	399	2,088	772
Total noninterest income	2,749	2,895	4,989	6,621
NONINTEREST EXPENSE
Compensation and benefits	6,811	6,333	13,319	12,396
Processing and communications	706	750	1,458	1,557
Occupancy	727	631	1,502	1,337
Furniture and equipment	618	659	1,194	1,308
Other loan (income) expenses	(5)	165	839	720
Professional services	392	339	565	671
Advertising	340	403	130	308
Deposit insurance	250	225	519	439
Director fees	225	204	459	412
Loan collection expenses	36	54	93	5
Other expenses	610	697	1,044	1,110
Total noninterest expense	10,710	10,460	21,122	20,263
Income before provision for income taxes	12,608	10,884	24,519	22,325
Provision for income taxes	3,157	2,466	5,960	5,411
Net income	$9,451	$8,418	$18,559	$16,914
Net income per common share – Basic	$0.90	$0.81	$1.77	$1.62
Net income per common share – Diluted	$0.88	$0.80	$1.74	$1.60
Weighted average common shares outstanding – Basic	10,504	10,427	10,475	10,432
Weighted average common shares outstanding – Diluted	10,706	10,569	10,685	10,567

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2022			June 30, 2021
		Income tax
	Before tax	expense	Net of tax	Before tax	Income tax	Net of tax
(In thousands)	amount	(benefit)	amount	amount	expense	amount
Net income	$12,608	3,157	9,451	$10,884	2,466	8,418
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(4,010)	(956)	(3,054)	164	45	119
Less: reclassification adjustment for (losses) gains on securities included in net income	(498)	(104)	(394)	23	5	18
Total unrealized (losses) gains on securities available for sale	(3,512)	(852)	(2,660)	141	40	101
Adjustments related to defined benefit plan:
Amortization of prior service cost	—	—	—	311	88	223
Total adjustments related to defined benefit plan	—	—	—	311	88	223
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(795)	(225)	(570)	18	5	13
Total unrealized (losses) gains on cash flow hedges	(795)	(225)	(570)	18	5	13
Total other comprehensive (loss) income	(4,307)	(1,077)	(3,230)	470	133	337
Total comprehensive income	$8,301	$2,080	$6,221	$11,354	$2,599	$8,755

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
	June 30, 2022			June 30, 2021
		Income tax
	Before tax	expense	Net of tax	Before tax	Income tax	Net of tax
(In thousands)	amount	(benefit)	amount	amount	expense	amount
Net income	$24,519	$5,960	$18,559	$22,325	$5,411	$16,914
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(5,637)	(1,331)	(4,306)	559	134	425
Less: reclassification adjustment for (losses) gains on securities included in net income	(1,055)	(222)	(833)	333	70	263
Total unrealized (losses) gains on securities available for sale	(4,582)	(1,109)	(3,473)	226	64	162
Adjustments related to defined benefit plan:
Amortization of prior service cost	—	—	—	332	94	238
Total adjustments related to defined benefit plan	—	—	—	332	94	238
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	738	209	529	825	233	592
Total unrealized gains on cash flow hedges	738	209	529	825	233	592
Total other comprehensive (loss) income	(3,844)	(900)	(2,944)	1,383	391	992
Total comprehensive income	$20,675	$5,060	$15,615	$23,708	$5,802	$17,906

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

					Accumulated
					other			Total
	Stock			Retained	comprehensive		Treasury	shareholders’
(In thousands)	Shares		Amount	earnings	income (loss)	aa	stock	equity
Balance, December 31, 2021	10,391		$94,003	$123,037	$322		$(11,633)	$205,729
Net income	—	A	—	9,108	—		—	9,108
Other comprehensive income, net of tax	—		—	—	286		—	286
Dividends on common stock ($0.10 per share)	—		37	(1,045)	—		—	(1,008)
Common stock issued & related tax effects (1)	102		813	—	—		—	813
Balance, March 31, 2022	10,493		94,853	131,100	608		(11,633)	214,928
Net income	—		$—	$9,451	$—		$—	9,451
Other comprehensive loss, net of tax	—	A	—	—	(3,230)		—	(3,230)
Dividends on common stock ($0.11 per share)	—		43	(1,157)	—		—	(1,114)
Common stock issued & related tax effects (1)	18		754	—	—		—	754
Balance, June 30, 2022	10,511		95,650	139,394	(2,622)		(11,633)	220,789

					Accumulated
					other			Total
	Stock			Retained	comprehensive	Treasury		shareholders’
(In thousands)	Shares		Amount	earnings	(loss) income	stock	aa	equity
Balance, December 31, 2020	10,456		$91,873	$90,669	$(1,189)	$(7,442)		$173,911
Net income	—	A	—	8,496	—	—		8,496
Other comprehensive income, net of tax	—		—	—	655	—		655
Dividends on common stock ($0.08 per share)	—		30	(834)	—	—		(804)
Common stock issued & related tax effects (1)	36		277	—	—	—		277
Acquisition of treasury stock, at cost	(70)		—	—	—	(1,349)		(1,349)
Balance, March 31, 2021	10,422		92,180	98,331	(534)	(8,791)		181,186
Net income	—		—	8,418	—	—		8,418
Other comprehensive income, net of tax	—		—	—	337	—		337
Dividends on common stock ($0.09 per share)	—		33	(938)	—	—		(905)
Common stock issued & related tax effects (1)	34		597	—	—	—		597
Acquisition of treasury stock, at cost	(40)		—	—	—	(877)		(877)
Balance, June 30, 2021	10,416		92,810	105,811	(197)	(9,668)		188,756

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$18,559	$16,914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,009	500
Net amortization of purchase premiums and discounts on securities	44	123
Depreciation and amortization	1,412	583
PPP deferred fees and costs	(1,120)	1,707
Deferred income tax benefit	(1,118)	(585)
Net security gains	—	(43)
Stock compensation expense	833	784
Gain on sale of mortgage loans, net	(952)	(3,467)
Gain on sale of SBA loans held for sale, net	(852)	(741)
Origination of mortgage loans sold	(49,356)	(183,843)
Origination of SBA loans held for sale	(20,108)	(7,178)
Proceeds from sale of mortgage loans, net	50,308	187,310
Proceeds from sale of SBA loans held for sale, net	7,609	6,466
BOLI income	(324)	(261)
Net change in other assets and liabilities	5,896	1,446
Net cash provided by operating activities	11,840	19,715
INVESTING ACTIVITIES
Purchases of securities held to maturity	(26,748)	(5,836)
Purchase of equity securities	(1,539)	—
Purchases of securities available for sale	(44,904)	(3,500)
Purchases of FHLB stock, at cost	(10,407)	(29,741)
Maturities and principal payments on securities held to maturity	4,244	3,836
Maturities and principal payments on debt securities available for sale	2,752	9,406
Proceeds from sales of debt securities available for sale	—	7,048
Proceeds from redemption of FHLB stock	4,734	31,275
Net decrease (increase) in SBA PPP loans	33,356	(15,962)
Net increase in loans	(172,173)	(11,037)
Proceeds from BOLI	468	215
Proceeds from sale of premises and equipment	—	20
Purchases of premises and equipment	(97)	(411)
Net cash used in investing activities	(210,314)	(14,687)
FINANCING ACTIVITIES
Net (increase) decrease in deposits	(60,913)	36,357
Proceeds from new borrowings	125,000	125,000
Repayments of borrowings	—	(160,000)
Proceeds from exercise of stock options	954	268
Fair market value of shares withheld to cover employee tax liability	(220)	(177)
Dividends on common stock	(2,122)	(1,709)
Purchase of treasury stock	—	(2,226)
Net cash provided by (used in) financing activities	62,699	(2,487)
(Decrease) increase in cash and cash equivalents	(135,775)	2,541
Cash and cash equivalents, beginning of period	244,818	219,311
Cash and cash equivalents, end of period	$109,043	$221,852
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$2,531	$4,806
Income taxes paid	4,687	6,780
Noncash investing activities:
Establishment of lease liability and right-of-use asset	582	—
Capitalization of servicing rights	$131	$125

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2022

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. generally accepted accounting principles have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Risks and Uncertainties

The markets served by the Company were significantly impacted by the COVID-19 pandemic, which started during the first quarter of 2020. The Company continues to assess the financial impact of the COVID-19 pandemic.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, although banks have continued to submit rates for the calculation of LIBOR in 2022, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, bankng regulators in the United States have required indired depository institutions in the United states to cease originating loans using LIBOR as a rate index as of December 31, 2021, and in March 2022 Congress adopted legislation providing for the replacement of LIBOR indexes in contracts without fall back language with the Secured Overnight Financing Rate, and for the Federal Reserve to adopt regulation by September of 2022 implementing this change. It is unclear at the time what effect these changes may have on the values of loans and liabilities whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$9,451	$8,418	$18,559	$16,914
Weighted average common shares outstanding - Basic	10,504	10,427	10,475	10,432

Plus: Potential dilutive common stock equivalents	202	142	210	135
Weighted average common shares outstanding - Diluted	10,706	10,569	10,685	10,567
Net income per common share - Basic	$0.90	$0.81	$1.77	$1.62
Net income per common share - Diluted	0.88	0.80	1.74	1.60
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	247	—	262

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

For the quarter ended June 30, 2022, the Company reported income tax expense of $3.2 million for an effective tax rate of 25.0 percent, compared to an income tax expense of $2.5 million and an effective tax rate of 22.7 percent for the prior year’s quarter. For the six months ended June 30, 2022, the Company reported income tax expense of $6.0 million for an effective tax rate of 24.3 percent, compared to an income tax expense of $5.4 million and an effective tax rate of 24.2 percent for the six months ended June 30, 2021. The Company did not recognize or accrue any interest or penalties related to income taxes during the three or six months ended June 30, 2022 or 2021. The Company did not have an accrual for uncertain tax positions as of June 30, 2022 or December 31, 2021, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2017 and thereafter are subject to future examination by tax authorities.

NOTE 5. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, net of tax:

	For the three months ended June 30, 2022
		Adjustments		Accumulated
	Net unrealized	related to	Net unrealized	other
	losses on	defined benefit	gains (losses) from	comprehensive
(In thousands)	securities	plan	cash flow hedges	income (loss)
Balance, beginning of period	$(784)	$—	$1,392	$608
Other comprehensive loss before reclassifications	(3,054)	—	(570)	(3,624)
Less amounts reclassified from accumulated other comprehensive loss	(394)	—	—	(394)
Period change	(2,660)	—	(570)	(3,230)
Balance, end of period	$(3,444)	$—	$822	$(2,622)

	For the three months ended June 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) gains
Balance, beginning of period	$(153)	$(223)	$(158)	$(534)
Other comprehensive income before reclassifications	119	—	13	132
Less amounts reclassified from accumulated other comprehensive income (loss)	18	(223)	—	(205)
Period change	101	223	13	337
Balance, end of period	$(52)	$—	$(145)	$(197)

	For the six months ended June 30, 2022
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period	$29	$—	$293	$322
Other comprehensive (loss) income before reclassifications	(4,306)	—	529	(3,777)
Less amounts reclassified from accumulated other comprehensive loss	(833)	—	—	(833)
Period change	(3,473)	—	529	(2,944)
Balance, end of period	$(3,444)	$—	$822	$(2,622)

	For the six months ended June 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(214)	$(238)	$(737)	$(1,189)
Other comprehensive income before reclassifications	425	—	592	1,017
Less amounts reclassified from accumulated other comprehensive income (loss)	263	(238)	—	25
Period change	162	238	592	992
Balance, end of period	$(52)	$—	$(145)	$(197)

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

As of June 30, 2022, the fair value of the Company’s AFS debt securities portfolio was $94.0 million. Approximately 19 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $17.5 million at June 30, 2022. Approximately $16.7 million of the residential mortgage-backed securities are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2022. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at June 30, 2022.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,895	$4,538	$5,074	$4,400
Purchases/additions	—	—	—	—
Sales/reductions	—	—	—	—
Realized	—	—	—	—
Unrealized	(69)	137	(248)	275
Balance at end of period	$4,826	$4,675	$4,826	$4,675

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

As of June 30, 2022, the fair value of the Company’s equity securities portfolio was $9.1 million.

All of the Company’s equity securities were classified as Level 2 assets at June 30, 2022. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2022, as compared to the periods ended December 31, 2021 and June 30, 2021.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$17,290	$—	$17,290	$—
State and political subdivisions	$854	$—	$854	$—
Residential mortgage-backed securities	17,491	—	17,491	—
Corporate and other securities	58,337	—	53,511	4,826
Total debt securities available for sale	$93,972	$—	$89,146	$4,826

Equity securities with readily determinable fair values	9,050	—	9,050	—
Total equity securities	$9,050	$—	$9,050	$—

Loans held for sale	35,291	—	35,291	—
Total loans held for sale	$35,291	$—	$35,291	$—

Interest rate swap agreements	1,147	—	1,147	—
Total swap agreements	$1,147	$—	$1,147	$—

	Fair value Measurements at December 31, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—
State and political subdivisions	994	—	994	—
Residential mortgage-backed securities	9,749	—	9,749	—
Corporate and other securities	45,737	—	40,663	5,074
Total debt securities available for sale	$56,480	$—	$51,406	$5,074

Equity securities with readily determinable fair values	8,566	—	8,566	—
Total equity securities	$8,566	$—	$8,566	$—

Loans held for sale	31,014	—	31,014	—
Total loans held for sale	$31,014	$—	$31,014	$—

Interest rate swap agreements	816	—	816	—
Total swap agreements	$816	$—	$816	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at June 30, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	$8,394	$—	$—	$8,394	$(815)

Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	8,928	—	—	8,928	(1,284)

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

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At June 30, 2022, the valuation allowance for impaired loans was $2.0 million compared to $2.8 million at December 31, 2021.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2022 and December 31, 2021 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At June 30, 2022, the Bank had standby letters of credit outstanding of $5.6 million. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$109,043	$109,043	$244,818	$244,818
Securities (1)	Level 2	139,835	135,675	79,322	79,275
SBA loans held for sale	Level 2	32,183	35,291	27,373	31,014
Loans, net of allowance for loan losses (2)	Level 2	1,746,552	1,718,568	1,599,773	1,605,248
FHLB stock	Level 2	9,223	9,223	3,550	3,550
Servicing assets	Level 3	891	891	1,013	1,013
Accrued interest receivable	Level 2	9,961	9,961	9,586	9,586
Financial liabilities:
Deposits	Level 2	1,697,967	1,686,718	1,758,881	1,755,670
Borrowed funds and subordinated debentures	Level 2	175,310	173,935	50,310	50,842
Accrued interest payable	Level 2	128	128	129	129

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.9 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $8.4 million and $8.9 million at June 30, 2022 and December 31, 2021, respectively.

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

NOTE 7. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$17,502	$—	$(212)	$17,290	$—	$—	$—	$—
State and political subdivisions	872	1	(19)	854	996	6	(8)	994
Residential mortgage-backed securities	18,627	41	(1,177)	17,491	9,485	277	(13)	9,749
Corporate and other securities	61,513	—	(3,176)	58,337	45,961	164	(388)	45,737
Total debt securities available for sale	$98,514	$42	$(4,584)	$93,972	$56,442	$447	$(409)	$56,480
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,314)	$24,686	$10,000	$—	$(67)	$9,933
State and political subdivisions	1,086	—	(5)	1,081	—	—	—	—
Residential mortgage-backed securities	7,727	4	(845)	6,886	4,276	28	(8)	4,296
Total securities held to maturity	$36,813	$4	$(4,164)	$32,653	$14,276	$28	$(75)	$14,229
Equity securities:
Total equity securities	$9,703	$157	$(810)	$9,050	$8,163	$486	$(83)	$8,566

This table provides the remaining contractual maturities and yields of securities within the investment portfolios. The carrying value of securities at June 30, 2022 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

			After one through		After five through				Total carrying
	Within one year		five years		ten years		After ten years		value
(In thousands, except percentages)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale at fair value:
U.S. Government sponsored entities	$897	1.33%	$16,393	3.58%	$—	—%	$—	—%	$17,290	3.47%
State and political subdivisions	$200	3.87%	$361	3.05%	$—	—%	$293	2.75%	$854	3.14%
Residential mortgage-backed securities	2	4.23	549	2.57	1,195	2.39	15,745	3.41	17,491	3.31
Corporate and other securities	—	—	4,949	6.71	14,367	4.79	39,021	3.33	58,337	3.98
Total debt securities available for sale	$1,099	1.80%	$22,252	4.24%	$15,562	4.65%	$55,059	3.35%	$93,972	3.75%
Held to maturity at cost:
U.S. Government sponsored entities	$—	—%	$—	—%	$3,000	4%	$25,000	3.48%	$28,000	3.54%
State and political subdivisions	$—	—%	$—	—%	$—	—%	$1,086	5.19%	$1,086	5.19
Residential mortgage-backed securities	—	—	—	—	—	—	7,727	3.61	7,727	3.61
Total securities held to maturity	$—	—%	$—	—%	$3,000	—%	$33,813	3.56%	$36,813	3.60%
Equity Securities at fair value:
Total equity securities	$—	—%	$—	—%	$—	—%	$9,050	2.54%	$9,050	2.54%

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	8	$17,291	$(212)	$—	$—	$17,290	$(212)
State and political subdivisions	2	$454	$(19)	$—	$—	$454	$(19)
Residential mortgage-backed securities	40	$16,993	$(1,166)	$143	$(11)	$17,136	$(1,177)
Corporate and other securities	31	45,734	(2,386)	9,483	(790)	55,217	(3,176)
Total temporarily impaired securities	81	$80,472	$(3,783)	$9,626	$(801)	$90,097	$(4,584)
Held to maturity:
U.S. Government sponsored entities	11	$24,686	$(3,314)	$—	$—	$24,686	$(3,314)
State and political subdivisions	10	1,081	(5)	—	—	1,081	(5)
Residential mortgage-backed securities	3	$6,008	$(845)	$—	$—	$6,008	$(845)
Total temporarily impaired securities	24	$31,775	$(4,164)	$—	$—	$31,775	$(4,164)

	December 31, 2021
		Less than 12 months		12 months and greater		Total
	Total
	number in a	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands, except number in a loss position)	loss position	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	1	370	(8)	—	—	370	(8)
Residential mortgage-backed securities	8	1,821	(13)	—	—	1,821	(13)
Corporate and other securities	15	$17,281	$(19)	$8,394	$(369)	$25,675	$(388)
Total temporarily impaired securities	24	$19,472	$(40)	$8,394	$(369)	$27,866	$(409)
Held to maturity:
U.S. Government sponsored entities	3	$9,933	$(67)	$—	$—	$9,933	$(67)
Residential mortgage-backed securities	1	823	(8)	—	—	823	(8)
Commercial mortgage-backed securities	—	—	—	—	—	—	—
Total temporarily impaired securities	4	$10,756	$(75)	$—	$—	$10,756	$(75)

Unrealized Losses

The unrealized losses in each of the categories presented in the tables above are discussed in the paragraphs that follow:

U.S. government sponsored entities and state and political subdivision securities: The unrealized losses on investments in these types of securities were caused by the increase in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investments. Because the Company had the intent and ability to hold these investments, the Company did not consider these investments to be other-than temporarily impaired as of June 30, 2022 or December 31, 2021.

Residential and commercial mortgage-backed securities:  The unrealized losses on investments in mortgage-backed securities were caused by increases in interest rate spreads or the increase in interest rates at the long end of the Treasury curve. The majority of contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price significantly less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of  June 30, 2022 or December 31, 2021.

Corporate and other securities: Included in this category are corporate and other debt securities. The unrealized losses on corporate and other debt securities were due to widening credit spreads. The Company evaluated the prospects of the issuers and forecasted a recovery period; and as a result determined it did not consider these investments to be other-than-temporarily impaired as of June 30, 2022 or December 31, 2021. The contractual terms do not allow the securities to be settled at a price less than the par value. Because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis, which may be at maturity, the Company did not consider these securities to be other-than-temporarily impaired as of June 30, 2022 or December 31, 2021.

Realized Gains and Losses

Gross realized gains and losses on securities for the three and six months ended June 30, 2022 and 2021 are detailed in the table below:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022		2021
Available for sale:
Realized gains	$—	$—	$		$43
Realized losses	—	—		—	—
Total debt securities available for sale	—	—		—	43
Held to maturity:
Realized gains	—	—		—	—
Realized losses	—	—		—	—
Total securities held to maturity	—	—		—	—
Net gains on sales of securities	$—	$—		$—	$43

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no gross realized gains during the three and six months ended June 30, 2022, compared to $43 thousand of gross realized gains during the same period a year ago. There were no gross realized losses for the three and six months ended June 30, 2022, or 2021.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net (losses) gains recognized during the period on equity securities	$(498)	$23	$(1,055)	$290
Net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(498)	$23	$(1,055)	$290

NOTE 8. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
SBA loans held for investment	$33,089	$36,075
SBA PPP loans	14,216	46,450
Commercial loans
SBA 504 loans	35,066	27,479
Commercial other	112,189	109,903
Commercial real estate	776,687	704,674
Commercial real estate construction	102,371	89,670
Residential mortgage loans	481,687	409,355
Consumer loans
Home equity	66,582	65,380
Consumer other	13,063	12,564
Residential construction loans	134,460	120,525
Total loans held for investment	$1,769,410	$1,622,075
SBA loans held for sale	32,183	27,373
Total loans	$1,801,593	$1,649,448

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

The CARES Act provided assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds were provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. The PPP program was renewed in 2021. Applications for the renewed PPP loan program started on January 13, 2021 and were available until March 31, 2021.

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

During the quarter ended September 30, 2021, the Company enrolled in the “Upgrade Consumer Unsecured Loan Program” , sponsored by Upgrade, a financial technology company that utilizes artificial intelligence to underwrite personal loan and credit card installment loans to retail customers, in addition to credit monitoring and education tools, to purchase consumer unsecured loans. This loan product has a fixed rate, a fully amortizing term for up to five years and a maximum loan size of $50 thousand. Restrictions were placed on the loans purchased to limit the purchases to borrowers residing in New Jersey, southern New York, and eastern Pennsylvania and to limit purchases to borrowers with higher credit quality with a 700 FICO minimum. Upgrade services the loans on behalf of the Company.

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

Credit Ratings

The Company places all SBA 7(a) and commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

The Company uses the following regulatory definitions for criticized and classified risk ratings:

Pass: Loans that are performing, as they meet, and are expected to continue to meet, all of the terms and conditions set forth in the original loan documentation, and are generally current on principal and interest payments. These performing loans are termed “Pass”.

Special Mention: These loans have a potential weakness that deserves Management’s close attention. If left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.

Substandard: These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loss: These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Once a borrower is deemed incapable of repayment of unsecured debt, the loan is termed a “Loss”, and charged-off immediately.

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

At June 30, 2022, there were $2.1 million of residential consumer loans in the process of foreclosure, compared to $106 thousand at December 31, 2021.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of June 30, 2022:

	June 30, 2022
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$32,535	$229	$325	$33,089
SBA PPP loans	14,216	—	—	14,216
Commercial loans
SBA 504 loans	35,066	—	—	35,066
Commercial other	104,181	5,709	2,299	112,189
Commercial real estate	765,256	9,524	1,907	776,687
Commercial real estate construction	102,371	—	—	102,371
Total commercial loans	1,006,874	15,233	4,206	1,026,313
Total SBA and commercial loans	$1,053,625	$15,462	$4,531	$1,073,618

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$479,019	$2,668	$481,687
Consumer loans
Home equity		66,582	—	66,582
Consumer other		13,063	—	13,063
Total consumer loans		79,645	—	79,645
Residential construction loans		131,769	2,691	134,460
Total residential mortgage, consumer and residential construction loans		$690,433	$5,359	$695,792

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$242	$—	$—	$604	$846	$32,243	$33,089
SBA PPP loans	6	282	—	—	288	13,928	14,216
Commercial loans
SBA 504 loans	—	—	—	—	—	35,066	35,066
Commercial other	363	—	—	1,351	1,714	110,475	112,189
Commercial real estate	2,381	—	—	366	2,747	773,940	776,687
Commercial real estate construction	—	—	—	—	—	102,371	102,371
Residential mortgage loans	1,317	1,721	43	2,668	5,749	475,938	481,687
Consumer loans
Home equity	—	—	—	—	—	66,582	66,582
Consumer other	67	24	15	—	106	12,957	13,063
Residential construction loans	—	—	—	2,691	2,691	131,769	134,460
Total loans held for investment	4,376	2,027	58	7,680	14,141	1,755,269	1,769,410
SBA loans held for sale	48	—	—	—	48	32,135	32,183
Total loans	$4,424	$2,027	$58	$7,680	$14,189	$1,787,404	$1,801,593

	December 31, 2021
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,558	$—	$—	$510	$2,068	$34,007	$36,075
SBA PPP loans	—	79	—	—	79	46,371	46,450
Commercial loans
SBA 504 loans	—	—	—	—	—	27,479	27,479
Commercial other	—	33	—	2,216	2,249	107,654	109,903
Commercial real estate	334	565	—	366	1,265	703,409	704,674
Commercial real estate construction	—	—	—	—	—	89,670	89,670
Residential mortgage loans	3,688	—	—	3,262	6,950	402,405	409,355
Consumer loans
Home equity	39	—	—	210	249	65,131	65,380
Consumer other	—	—	—	—	—	12,564	12,564
Residential construction loans	—	845	—	3,122	3,967	116,558	120,525
Total loans held for investment	5,619	1,522	—	9,686	16,827	1,605,248	1,622,075
SBA loans held for sale	—	—	—	—	—	27,373	27,373
Total loans	$5,619	$1,522	$—	$9,686	$16,827	$1,632,621	$1,649,448

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of June 30, 2022:

	June 30, 2022
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment	$642	$542	$—
Commercial loans
Commercial other	153	93	—
Commercial real estate	3,254	2,319	—
Total commercial loans	3,407	2,412	—
Residential mortgage loans	1,323	1,323	—
Consumer loans
Home equity	—	—	—
Residential construction loans	1,873	1,873	—
Total impaired loans with no related allowance	7,245	6,150	—

With an allowance:
SBA loans held for investment	93	62	62
Commercial loans
Commercial other	2,110	1,610	1,610
Commercial real estate	—	—	—
Total commercial loans	2,110	1,610	1,610
Residential mortgage loans	1,385	1,345	90
Consumer loans
Home equity	417	417	46
Residential construction loans	818	818	200
Total impaired loans with a related allowance	4,823	4,252	2,008

Total individually evaluated impaired loans:
SBA loans held for investment	735	604	62
Commercial loans
Commercial other	2,263	1,703	1,610
Commercial real estate	3,254	2,319	—
Total commercial loans	5,517	4,022	1,610
Residential mortgage loans	2,708	2,668	90
Consumer loans
Home equity	417	417	46
Residential construction loans	2,691	2,691	200
Total individually evaluated impaired loans	$12,068	$10,402	$2,008

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

The following tables present the average recorded investments in impaired loans and the related amount of interest received during the time period in which the loans were impaired for the three and six months ended June 30, 2022 and 2021. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.

	For the three months ended June 30,
	2022		2021
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment	$(416)	$2	$1,334	$64
Commercial loans
Commercial other	1,735	20	271	6
Commercial real estate	1,823	66	2,121	30
Residential mortgage loans	2,615	3	4,983	—
Consumer loans
Home equity	554	10	444	5
Residential construction loans	3,102	—	2,805	10
Total	$9,413	$101	$11,958	$115

	For the six months ended June 30,
	2022		2021
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment	$540	$20	$1,618	$81
Commercial loans
SBA 504 loans	—	—	—	—
Commercial other	1,961	45	322	9
Commercial real estate	2,163	87	2,179	85
Residential mortgage loans	2,721	15	5,272	—
Consumer loans
Home equity	563	19	644	23
Consumer other	—	—	—	—
Residential construction loans	3,653	33	2,707	20
Total	$11,601	$219	$12,742	$218

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

TDRs of $1.9 million and $1.1 million are included in the impaired loan numbers as of June 30, 2022 and December 31, 2021, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At June 30, 2022 and December 31, 2021, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

There were two loans modified as TDRs during the six months ended June 30, 2022. There were two loans modified during the six months ended June 30, 2021 that were deemed to be TDRs. The following table details loans modified during the six months ended June 30, 2022, including the number of modifications and the recorded investment at the time of the modification:

	For the six months ended June 30, 2022
	Number of	Recorded investment
(In thousands, except number of contracts)	contracts	at time of modification
Home equity	2	$872
Total	2	$872

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the six months ended June 30, 2022. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$941	$14,705	$4,284	$642	$1,596	$22,168
Charge-offs	—	(501)	—	(40)	—	(541)
Recoveries	6	32	1	4	—	43
Net recoveries (charge-offs)	6	(469)	1	(36)	—	(498)
Provision for (credit to) loan losses charged to expense	(189)	672	501	197	7	1,188
Balance, end of period	$758	$14,908	$4,786	$803	$1,603	$22,858

	For the three months ended June 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,654	$14,727	$5,009	$549	$1,026	$22,965
Charge-offs	(164)	(20)	—	—	—	(184)
Recoveries	19	1	—	—	—	20
Net charge-offs	(145)	(19)	—	—	—	(164)
Provision for (credit to) loan losses charged to expense	177	303	(405)	52	(127)	—
Balance, end of period	$1,686	$15,011	$4,604	$601	$899	$22,801

	For the six months ended June 30, 2022
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Charge-offs	—	(501)	—	(46)	—	(547)
Recoveries	28	61	1	4	—	94
Net recoveries (charge-offs)	28	(440)	1	(42)	—	(453)
Provision for (credit to) loan losses charged to expense	(344)	295	671	174	213	1,009
Balance, end of period	$758	$14,908	$4,786	$803	$1,603	$22,858

	For the six months ended June 30, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(446)	(393)	—	(1)	—	(840)
Recoveries	34	2	—	—	—	36
Net charge-offs	(412)	(391)	—	(1)	—	(804)
Provision for (credit to) loan losses charged to expense	797	410	(714)	(79)	86	500
Balance, end of period	$1,686	$15,011	$4,604	$601	$899	$22,801

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$62	$1,610	$90	$46	$200	$2,008
Collectively evaluated for impairment	696	13,298	4,696	757	1,403	20,850
Total	$758	$14,908	$4,786	$803	$1,603	$22,858
Loan ending balances:
Individually evaluated for impairment	$604	$4,022	$2,668	$417	$2,691	$10,402
Collectively evaluated for impairment	46,701	1,022,291	479,019	79,228	131,769	1,759,008
Total	$47,305	$1,026,313	$481,687	$79,645	$134,460	$1,769,410

	December 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4	$2,615	$80	$56	$68	$2,823
Collectively evaluated for impairment	1,070	12,438	4,034	615	1,322	19,479
Total	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Loan ending balances:
Individually evaluated for impairment	$510	$4,220	$3,262	$637	$3,122	$11,751
Collectively evaluated for impairment	82,015	927,506	406,093	77,307	117,403	1,610,324
Total	$82,525	$931,726	$409,355	$77,944	$120,525	$1,622,075

Changes in Methodology

The Company allocated an additional reserve for loans with a substandard rating, not otherwise considered for specific reserves.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At June 30, 2022, a $486 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $400 thousand commitment reserve at December 31, 2021, due to a larger amount of unfunded commitments.

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

ASU 2022-01, “Derivatives and Hedging (Topic 815): ASU 2022-01 was issued to clarify the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.

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

The Company had 1 interest rate swap designed as cash flow hedging instruments with notional amounts totaling $20.0 million at June 30, 2022, compared to 2 with notional amounts totaling $40.0 million at December 31, 2021. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2022 and December 31, 2021, respectively is as follows:

(In thousands, except percentages and years)	June 30, 2022	December 31, 2021
Notional amount	$20,000	$40,000
Fair value	$1,147	$408
Weighted average pay rate	0.83%	0.98%
Weighted average receive rate	0.50%	0.19%
Weighted average maturity in years	2.82	2.37
Number of contracts	1	2

During the three and six months ended June 30, 2022, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2022, the unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2022 and 2021, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Gain (loss) recognized in OCI on derivatives	$934	$17	$1,557	$824
Gain (loss) reclassified from AOCI into interest expense	$72	$—	$—	$—

NOTE 12. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the six months ended June 30, 2022 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2021	688,533	$17.56	6.6	$5,986,666
Options granted	—	—
Options exercised	(62,709)	15.21
Options forfeited	(9,164)	19.62
Options expired	—	—
Outstanding at June 30, 2022	616,660	$17.76	6.3	$5,375,207
Exercisable at June 30, 2022	486,844	$17.26	5.7	$4,490,215

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of June 30, 2022, 281,500 options and 182,700 shares of restricted stock have been awarded from the plan. In addition, 11,164 unvested options and 9,150 unvested shares of restricted stock were cancelled and returned to the plan leaving 56,114 shares available for future grants.

The fair values of the options granted during the three and six months ended June 30, 2022 and 2021 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during the three months ended June 30, 2022 or 2021:

	For the six months ended June 30,
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Number of options exercised	15,335	24,131	62,709	36,598
Total intrinsic value of options exercised	$120,065	$347,759	$866,357	$517,782
Cash received from options exercised	$314,323	$187,513	$953,537	$267,626
Tax deduction realized from options	$36,121	$61,462	$260,643	$112,613

The following table summarizes information about stock options outstanding and exercisable at June 30, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$6.01 - $12.00	108,261	3.1	$9.06	108,261	$9.06
$12.01 - $18.00	123,933	6.7	16.48	85,607	16.17
$18.01 - $24.00	384,466	7.0	20.63	292,976	20.60
Total	616,600	6.3	$17.76	486,844	$17.26

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2022 and 2021 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Compensation expense	$138,417	$222,545	$301,743	$430,147
Income tax benefit	$40,003	$64,316	$87,204	$124,313

As of June 30, 2022, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s plans totaled approximately $645 thousand. That cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2022:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2021	119,487	$21.00
Granted	71,000	27.53
Cancelled	(8,025)	22.89
Vested	(28,592)	19.88
Nonvested restricted stock at June 30, 2022	153,870	$24.12

Restricted stock awards granted during the three and six months ended June 30, 2022 and 2021 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Number of shares granted	1,000	10,000	71,000	40,000
Average grant date fair value	$28.20	$21.60	$27.53	$19.99

Compensation expense related to restricted stock for the three and six months ended June 30, 2022 and 2021 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Compensation expense	$300,689	$187,401	$531,693	$353,750
Income tax benefit	$86,899	$54,159	$153,659	$102,234

As of June 30, 2022, there was approximately $3.2 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $219 thousand and $199 thousand to the Plan during the three months ended June 30, 2022 and 2021, respectively, and $422 thousand and $460 thousand during the six months ended June 30, 2022 and 2021, respectively

Deferred Compensation Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $50 thousand and $388 thousand during the three months ended June 30, 2022 and 2021, respectively, and $585 thousand and $516 thousand during the six months ended June 30, 2022 and 2021, respectively. The interest paid on the deferred balances totaled $41 thousand and $40 thousand during the three months ended June 30, 2022 and 2021, respectively, and $77 thousand and $68 thousand during the six months ended June 30, 2022 and 2021, respectively. The fees distributed on the deferred balances totaled $3 thousand during the three months ended June 30, 2022 and 2021, and $6 thousand during the six months ended June 30, 2022 and 2021.

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

No contributions or payments have been made during the three and six months ended June 30, 2022. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Service cost (1)	$37	$(35)	$74	$(69)
Interest cost	47	35	94	69
Amortization of prior service cost (2)	—	311	—	332
Net periodic benefit cost	$84	$311	$168	$332

(1)	Reduction in service cost totaling $137 thousand in 2021 to be recognized over one year due to the recalculation of the President and CEO’s salary projection.
(2)	Prior service cost fully amortized as of June 30,2021.

The following table summarizes the changes in benefit obligations of the defined benefit plan during the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
(In thousands)	2022	2021
Benefit obligation, beginning of year	$4,521	$3,845
Service cost (1)	74	(69)
Interest cost	94	69
Benefit obligation, end of period	$4,689	$3,845

(1)	Reduction in service cost totaling $137 thousand in 2021 to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

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

As of June 30, 2022, the Company had total year to date expenses of $66 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $5 thousand and $1 thousand for the three months ended June 30, 2022 and 2021, and $11 thousand and $3 thousand for the six months ended June 30, 2022 and 2021. Additionally, $55 thousand of prior period expense was reversed during the six months end June 30, 2022. This was related to changes to the members of management participating in the plan.

NOTE 13. Regulatory Capital

Under the Economic Growth, Regulatory Relief and Consumer Protection Act, the Bank is considered a qualifying community banking organization, which allows the Bank to elect to opt in to the community bank leverage ratio (“CBLR”) in its call report. The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank as of June 30, 2022 and December 31, 2021:

	At June 30, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	11.20%	10.66%	10.51%	10.00%

NOTE 14. Leases

The Company follows ASU 2016-02, "Leases (Topic 842)," which revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 requires that a lessee recognize the assets and liabilities on its balance sheet that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use ("ROU") asset.

Operating leases in which the Bank is the lessee are recorded as ROU assets and lease liabilities and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Bank’s Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

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

Operating lease ROU assets totaled $5.2 million at June 30, 2022 and December 31, 2021. Operating lease liabilities totaled $5.3 million at June 30, 2022 and December 31, 2021.

The table below summarizes our net lease cost:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$188	$149	$376	$298
Net lease cost	$188	$149	$376	$298

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182	$145	$365	$290
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$582	$—

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	June 30, 2022	December 31, 2021
Weighted average remaining lease term in years	11.18	11.40
Weighted average discount rate	3.14%	3.20%
Operating lease right-of-use assets	$5,206	$5,249

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	June 30, 2022
2022	$366
2023	670
2024	624
2025	623
2026	624
2027 and thereafter	3,168
Total lease payments	$6,075
Less: Interest	(776)
Present value of lease liabilities	$5,299

As of June 30, 2022, the Company had not entered into any material leases that have not yet commenced.

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

COVID-19

The full impact of the Coronavirus Disease (“COVID-19”) pandemic remains unknown and continues to evolve. The outbreak has had a significant adverse impact on certain industries the Company serves, including retail, accommodations, and restaurants and food services. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Bank. It is reasonably possible that estimates made in the financial statements could be materially impacted in the near term as a result of these conditions. We continue to monitor the impact closely, including its impact on our employees, customers, communities and results of operations and the impact of other government or Federal Reserve actions.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. The Company approved 1,224 applications and provided funding of approximately $143.0 million during the year ended December 31, 2020. As of June 30, 2022, the Company had $282 thousand of PPP loans originated under the CARES Act remaining on our balance sheet.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act provided additional assistance to the hardest-hit small businesses, nonprofits, and venues that were struggling to recover from the impact of the COVID-19 pandemic. The Company approved 955 applications and provided funding of approximately $101.0 million under the Economic Aid Act. As of June 30, 2022, the Company had $14.4 million of PPP loans originated under the Economic Aid Act in its portfolio.

Additionally, in accordance with provisions set forth by the CARES Act, the Company provided financial assistance through loan payment deferrals and waived fees. The Company has no outstanding loans remaining in the payment deferral period.

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

Earnings Summary

Net income totaled $9.5 million, or $0.88 per diluted share for the quarter ended June 30, 2022, compared to $8.4 million, or $0.80 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.83 percent and 17.32 percent, respectively, compared to 1.77 percent and 18.29 percent for the same period a year ago.

Second quarter highlights include:

●	Net interest income increased 17.9 percent compared to the prior year’s quarter due to loan growth.
●	Net interest margin equaled 4.39 percent this quarter compared to 4.03 percent in the prior year’s quarter.
●	The provision for loan losses was $1.2 million for the quarter ended June 30, 2022, compared to no provision for loan losses for the prior year’s quarter and the release of $178 thousand in provision for loan losses for the prior sequential quarter, due to the sizable increase in total loans.
●	Noninterest expense increased 2.4 percent compared to the prior year’s quarter, primarily due to increased compensation expenses.
●	The effective tax rate was 25.0 percent compared to 22.7 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income per common share - Basic (1)	$0.90	$0.81	$1.77	$1.62
Net income per common share - Diluted (2)	$0.88	$0.80	$1.74	$1.60
Return on average assets	1.83%	1.77%	1.82%	1.81%
Return on average equity (3)	17.32%	18.29%	17.48%	18.88%
Efficiency ratio (4)	42.84%	49.06%	44.27%	47.39%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended June 30, 2022, tax-equivalent net interest income amounted to $21.8 million, an increase of $3.3 million or 17.9 percent when compared to the same period in 2021. The net interest margin increased 36 basis points to 4.39 percent for the three months ended June 30, 2022, compared to 4.03 percent for the same period in 2021. The net interest spread was 4.25 percent for the second quarter of 2022, a 46 basis point increase compared to the same period in 2021.

During the three months ended June 30, 2022, tax-equivalent interest income was $23.1 million, an increase of $2.4 million or 11.6 percent when compared to the same period in 2021. This increase was mainly driven by the increase in market interest rates on earnings assets and an increase in the balance of average securities and the balance of average loans.

●	Of the $2.4 million net increase in interest income on a tax-equivalent basis, $1.6 million is due to an increase in yields on the earning assets and $758 thousand is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $150.0 million to $2.0 billion for the second quarter of 2022 compared to $1.8 billion for the same period in 2021. This was due primarily to a $92.4 million increase in investment securities and a $81.6 million increase in average loans, primarily commercial and residential construction.
●	The yield on total interest-earning assets increased 14 basis points to 4.66 percent for the three months ended June 30, 2022 when compared to the same period in 2021. The yield on the loan portfolio increased 10 basis points to 4.98 percent.

Total interest expense was $1.3 million for the three months ended June 30, 2022, a decrease of $917 thousand or 41.1 percent compared to the same period in 2021. This decrease was driven by the decreased rates and volume of time deposits and the decreased volume of borrowed funds and subordinated debentures compared to a year ago:

●	Of the $917 thousand decrease in interest expense, $688 thousand was due to a decrease in the rates on interest-bearing liabilities and $229 thousand was due to decreased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.3 billion for the second quarter of 2022, an increase of $63.6 million or 5.2 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities decreased 32 basis points to 0.41 percent. The cost of interest-bearing deposits decreased 33 basis points to 0.33 percent for the second quarter of 2022 and the cost of borrowed funds and subordinated debentures increased 25 basis points to 1.94 percent.

During the six months ended June 30, 2022, tax-equivalent net interest income amounted to $41.7 million, an increase of $5.2 million or 14.2 percent when compared to the same period in 2021. The net interest margin increased 19 basis points to 4.25 percent for the six months ended June 30, 2022, compared to 4.06 percent for the same period in 2021. The net interest spread was 4.12 percent for the six months ended June 30, 2022, a 32 basis point increase compared to the same period in 2021.

During the six months ended June 30, 2022, tax-equivalent interest income was $44.2 million, an increase of $2.9 million or 7.1 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the average balance of securities and the rates on federal funds sold and interest-bearing deposits.

●	Of the $2.9 million net increase in interest income on a tax-equivalent basis, $2.4 million is due to an increase in yields on the earning assets and $518 thousand is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $164.8 million to $2.0 billion for the six months ended June 30, 2022 compared to $1.8 billion for the same period in 2021. This was due primarily to a $68.6 million increase in investment securities, a $49.5 million increase in average loans, primarily commercial and residential construction loans and a $47.8 million increase in interest-bearing deposits.
●	The yield on total interest-earning assets decreased 8 basis points to 4.51 percent for the six months ended June 30, 2022 when compared to the same period in 2021. The yield on the loan portfolio increased 4 basis points to 4.96 percent.

Total interest expense was $2.5 million for the six months ended June 30, 2022, a decrease of $2.3 million or 47.2 percent compared to the same period in 2021. This decrease reflects decreased rates and volume on interest-bearing deposits and decreased volume on borrowed funds and subordinated debentures compared to a year ago, partially offset by increased rates on borrowed funds and subordinated debentures.

●	Of the $2.3 million decrease in interest expense, $1.7 million was due to a decrease in the rates on interest-bearing liabilities and $591 thousand was due to decreased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.3 billion for the six months ended June 30, 2022, an increase of $69.6 million or 5.7 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 39 basis points to 0.40 percent for the six months ended June 30, 2022. The cost of interest-bearing deposits decreased 40 basis points to 0.33 percent and the cost of borrowed funds and subordinated debentures increased 23 basis points to 1.88 percent.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2022			June 30, 2021
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$101,430	$152	0.60%	$124,728	$33	0.11%
Federal Home Loan Bank ("FHLB") stock	3,996	50	4.99	4,725	53	4.46
Securities:
Taxable	127,539	1,115	3.51	34,609	253	2.94
Tax-exempt	1,258	11	3.69	1,754	11	2.49
Total securities (A)	128,797	1,126	3.51	36,363	264	2.92
Loans:
SBA loans	63,804	926	5.82	50,742	776	6.14
SBA PPP loans	23,900	492	8.25	164,073	1,748	4.27
Commercial loans	1,006,183	12,414	4.95	865,292	10,734	4.98
Residential mortgage loans	449,963	4,982	4.44	434,558	4,906	4.53
Consumer loans	78,400	919	4.70	61,357	682	4.46
Residential construction loans	129,780	2,011	6.21	94,388	1,486	6.31
Total loans (B)	1,752,030	21,744	4.98	1,670,410	20,332	4.88
Total interest-earning assets	$1,986,253	$23,072	4.66%	$1,836,226	$20,682	4.52%

Noninterest-earning assets:
Cash and due from banks	24,041			23,511
Allowance for loan losses	(22,179)			(23,043)
Other assets	79,130			75,300
Total noninterest-earning assets	80,992			75,768
Total assets	$2,067,245			$1,911,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$270,380	$198	0.29%	$219,244	$307	0.56%
Savings deposits	686,058	412	0.24	509,476	419	0.33
Time deposits	278,206	419	0.60	422,472	1,171	1.11
Total interest-bearing deposits	1,234,644	1,029	0.33	1,151,192	1,897	0.66
Borrowed funds and subordinated debentures	59,090	285	1.94	78,991	334	1.69
Total interest-bearing liabilities	$1,293,734	$1,314	0.41%	$1,230,183	$2,231	0.73%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	532,496			482,536
Other liabilities	22,192			14,713
Total noninterest-bearing liabilities	554,688			497,249
Total shareholders' equity	218,823			184,562
Total liabilities and shareholders' equity	$2,067,245			$1,911,994

Net interest spread		$21,758	4.25%		$18,451	3.79%
Tax-equivalent basis adjustment		(1)			(2)
Net interest income		$21,757			$18,449
Net interest margin			4.39%			4.03%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2022 and 2021, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the six months ended
	June 30, 2022			June 30, 2021
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$155,714	$248	0.32%	$107,873	$57	0.11%
FHLB stock	3,774	83	4.44	4,945	116	4.73
Securities:
Taxable	106,257	1,768	3.35	36,664	546	3.00
Tax-exempt	1,124	19	3.42	2,077	23	2.23
Total securities (A)	107,381	1,787	3.36	38,741	569	2.96
Loans
SBA loans	63,674	1,849	5.86	49,799	1,559	6.31
SBA PPP loans	30,408	1,269	8.42	153,387	3,477	4.57
Commercial loans	978,221	23,910	4.93	857,223	21,210	4.99
Residential mortgage loans	431,737	9,372	4.38	445,111	10,034	4.55
Consumer loans	78,693	1,840	4.71	62,393	1,538	4.97
Residential construction loans	126,405	3,835	6.12	91,705	2,701	5.94
Total loans (B)	1,709,138	42,075	4.96	1,659,618	40,519	4.92
Total interest-earning assets	$1,976,007	$44,193	4.51%	$1,811,177	$41,261	4.59%

Noninterest-earning assets:
Cash and due from banks	23,861			23,645
Allowance for loan losses	(22,254)			(23,175)
Other assets	79,379			75,803
Total noninterest-earning assets	80,986			76,273
Total assets	$2,056,993			$1,887,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$259,913	$362	0.28%	$214,160	$616	0.58%
Savings deposits	693,627	757	0.22	493,061	851	0.35
Time deposits	283,153	899	0.64	430,317	2,634	1.23
Total interest-bearing deposits	1,236,693	2,018	0.33	1,137,538	4,101	0.73
Borrowed funds and subordinated debentures	54,724	511	1.88	84,316	688	1.65
Total interest-bearing liabilities	$1,291,417	$2,529	0.40%	$1,221,854	$4,789	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	529,729			468,916
Other liabilities	21,706			16,069
Total noninterest-bearing liabilities	551,435			484,985
Total shareholders’ equity	214,141			180,611
Total liabilities and shareholders’ equity	$2,056,993			$1,887,450

Net interest spread		$41,664	4.12%		$36,472	3.80%
Tax-equivalent basis adjustment		(3)			(5)
Net interest income		$41,661			$36,467
Net interest margin			4.25%			4.06%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2022 and 2021, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended June 30, 2022 versus June 30, 2021			For the six months ended June 30, 2022 versus June 30, 2021
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(7)	$126	$119	$36	$155	$191
FHLB stock	(9)	6	(3)	(26)	(7)	(33)
Securities	799	63	862	1,137	80	1,217
Loans	(26)	1,438	1,412	(630)	2,186	1,556
Total interest income	$757	$1,633	$2,390	$517	$2,414	$2,931
Interest expense:
Demand deposits	$61	$(170)	$(109)	$112	$(366)	$(254)
Savings deposits	124	(131)	(7)	283	(377)	(94)
Time deposits	(321)	(431)	(752)	(722)	(1,013)	(1,735)
Total interest-bearing deposits	(136)	(732)	(868)	(327)	(1,756)	(2,083)
Borrowed funds and subordinated debentures	(93)	44	(49)	(264)	87	(177)
Total interest expense	(229)	(688)	(917)	(591)	(1,669)	(2,260)
Net interest income - fully tax-equivalent	$986	$2,321	$3,307	$1,108	$4,083	$5,191
Decrease in tax-equivalent adjustment			1			3
Net interest income			$3,308			$5,194

Provision for Loan Losses

The provision for loan losses was $1.2 million during the three months ended June 30, 2022, compared to none during the three months ended June 30, 2021. For the six months ended June 30, 2022, the provision for loan losses totaled $1.0 million, compared to $500 thousand for the same period in 2021. The increase in provision for loan losses was primarily due to the sizeable increase in total loans.

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

Noninterest Income

The following table shows the components of noninterest income and the increase or decrease for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Branch fee income	$281	$269	$556	$564
Service and loan fee income	688	509	1,272	1,133
Gain on sale of SBA loans held for sale, net	—	496	852	741
Gain on sale of mortgage loans, net	431	1,066	952	2,817
BOLI income	161	133	324	261
Net security (losses) gains	(498)	23	(1,055)	333
Other income	1,686	399	2,088	772
Total noninterest income	$2,749	$2,895	$4,989	$6,621

Branch fee income consists primarily of services charges on deposits, overdraft fees, stop payment charges and statement rendering.

Service and loan fee income consists primarily of income earned through the servicing of sold loans and loan processing and late fees.

●	Service and loan fee income increased for the three and six months ended June 30, 2022 compared to June 30, 2021, primarily due to loan payoff charges.

Gain on sale of SBA loans held for sale, net, includes the net gains on sales of the guaranteed portion of SBA loans in the secondary market.

●	Gain on sale of SBA loans held for sale decreased for the three months ended June 30, 2022, due to the strategic decision by the Company to not sell SBA loans during the quarter.
●	Gain on sale of SBA loans held for sale increased for the six months ended June 30, 2022, when compared to the prior year, due to a larger volume of SBA loan sales (totaling $6.8 million with net gains of $852 thousand) in the first quarter of 2022.

Gain on sale of mortgage loans, net, included for each period are comprised of gains on sales of residential mortgages.

●	Gain on sale of mortgage loans decreased for the three and six months ended June 30, 2022 compared to comparable periods ended June 30, 2021. These decreases were primarily due to the decreased volume of residential mortgage loans originated resulting from the slowdown in refinancing and home purchase activity in the higher interest rate environment.

Bank owned life insurance consists primarily of changes in the cash surrender value and any additional income related to net let life insurance death benefits.

Net security (losses) gains consist primarily of the net change in the mark to market gains and losses on our equity securities carried at fair value as well as gains recognized on the sale of securities.

●	The Company recognized additional net security losses for the three and six months ended June 30, 2022, compared to June 30, 2021, due to a decrease in the fair market value of equity securities.

Other income increased for the three and six months ended June 30, 2022 compared to June 30, 2021, primarily due to a non-recurring gain of $1.2 million recognized from the termination of a swap derivative instrument.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,			For the six months ended June 30,
(In thousands)	2022	2021	Increase (decrease)	2022	2021	Increase (decrease)
Compensation and benefits	$6,811	$6,333	$478	$13,319	$12,396	$923
Processing and communications	706	750	(44)	1,458	1,557	(99)
Occupancy	727	631	96	1,502	1,337	165
Furniture and equipment	618	659	(41)	1,194	1,308	(114)
Professional services	392	339	53	839	720	119
Advertising	340	403	(63)	565	671	(106)
Other loan (income) expenses	(5)	165	(170)	130	308	(178)
Deposit insurance	250	225	25	519	439	80
Director fees	225	204	21	459	412	47
Loan collection expenses	36	54	(18)	93	5	88
Other expenses	610	697	(87)	1,044	1,110	(66)
Total noninterest expense	$10,710	$10,460	$250	$21,122	$20,263	$859

Noninterest expenses totaled $10.7 million, an increase of $251 thousand for the three months ended June 30, 2022, while year-to-date noninterest expenses totaled $21.1 million, an increase of $858 thousand versus prior year. The increases were primarily due to normal increased salary expenses and an increase in the accrual for year-end bonuses anticipated to be paid by the Company, partially offset by the recovery of property taxes paid on a former OREO property.

Income Tax Expense

For the quarter ended June 30, 2022, the Company reported income tax expense of $3.2 million for an effective tax rate of 25.0 percent, compared to income tax expense of $2.5 million and an effective tax rate of 22.7 percent for the prior year’s quarter. For the six months ended June 30, 2022, the Company reported income tax expense of $6.0 million for an effective tax rate of 24.3 percent, compared to an income tax expense of $5.4 million and an effective tax rate of 24.2 percent for the six months ended June 30, 2021.

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

Financial Condition at June 30, 2022

Total assets increased $83.4 million or 4.1 percent, to $2.1 billion at June 30, 2022, when compared to year end 2021. This increase was primarily due to increases of $151.6 million in net loans, mostly due to commercial and residential mortgage loan growth, and $60.5 million in total securities, partially offset by decreases of $135.8 million in cash and cash equivalents and $32.2 million in SBA PPP loans due to loans being forgiven and paid off.

Total deposits decreased $60.9 million, due to decreases of $24.6 million in time deposits, $24.0 million in savings deposits, and $18.2 million in non-interest bearing deposits, offset by an increase of $5.9 million in interest-bearing demand deposits.

Total shareholders’ equity increased $15.1 million over year end 2021, due to earnings and an increase in common stock, offset by accumulated other comprehensive losses during the six months ended June 30, 2022.

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

AFS debt securities totaled $94.0 million at June 30, 2022, an increase of $37.5 million or 66.4 percent, compared to $56.5 million at December 31, 2021. This net increase was the result of:

●	Purchases of $17.5 million in government agencies, $13.5 million in asset backed, $10.8 million in CMOs and $3.1 million in corporate bonds for a total of $44.9 million,
●	$2.8 million in principal payments, maturities and called bonds,
●	$4.6 million depreciation in the market value of the portfolio. At June 30, 2022, the portfolio had a net unrealized loss of $4.5 million compared to a net unrealized gain of $38 thousand at December 31, 2021. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss, and,
●	$78 thousand in net amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 7.1 years and 6.9 years at June 30, 2022 and December 31, 2021, respectively. The effective duration of AFS debt securities amounted to 2.0 years and 3.1 years at June 30, 2022 and December 31, 2021, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of U.S. Government and obligations of state and political subdivisions.

HTM securities were $36.8 million at June 30, 2022, an increase of $22.5 million or 157.9 percent, compared to $14.3 million at December 31, 2021. This net increase was the result of:

●	Purchases of $18.0 million in government agencies, $7.7 million in CMOs and $1.0 million in municipal bonds for a total of $26.7 million
●	$4.2 million in principal payments and,
●	$34 thousand in net amortization.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 18.6 years. As of June 30, 2022, the fair value of HTM securities was $32.7 million. The effective duration of HTM securities amounted to 10.1 years and 5.6 years at June 30, 2022 and December 31, 2021, respectively.

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

Equity securities totaled $9.0 million at June 30, 2022, an increase of $484 thousand or 5.7%, compared to $8.6 million at December 31, 2021. This net increase is primarily due to the purchase of equity holding in four additional financial institutions partially offset by market value adjustments throughout the year.

Securities with a carrying value of $924 thousand and $1.2 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 62 percent of the total investment portfolio had a fixed rate of interest at June 30, 2022.

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

Total loans increased $152.1 million or 9.2 percent to $1.8 billion at June 30, 2022, compared to year end 2021. Commercial, residential mortgage, residential construction, and consumer loans increased $94.6 million, $72.3 million, $13.9 million and $1.7 million respectively, partially offset by decreases of $32.2 million and $3.0 million in SBA PPP and SBA, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$33,089	1.8%	$36,075	2.2%
SBA PPP loans	14,216	0.8	46,450	2.8
Commercial loans	1,026,313	57.0	931,726	56.5
Residential mortgage loans	481,687	26.7	409,355	24.8
Consumer loans	79,645	4.4	77,944	4.7
Residential construction loans	134,460	7.5	120,525	7.3
Total loans held for investment	$1,769,410	98.2%	$1,622,075	98.3%
SBA loans held for sale	32,183	1.8	27,373	1.7
Total loans	$1,801,593	100.0%	$1,649,448	100.0%

Average loans increased $49.5 million or 3 percent to $1.7 billion for the six months ended June 30, 2022 from $1.7 billion for the same period in 2021. The increase in average loans was due to increases in average commercial, residential construction and consumer loans, partially offset by decreases in average SBA PPP, residential mortgage and SBA loans. The yield on the overall loan portfolio increased 4 basis points to 4.96 percent for the six months ended June 30, 2022 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $32.2 million at June 30, 2022, an increase of $4.8 million from $27.4 million at December 31, 2021. SBA 7(a) loans held to maturity amounted to $33.1 million at June 30, 2022, a decrease of $3.0 million from $36.1 million at December 31, 2021. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 5.86 percent for the six months ended June 30, 2022, compared to 6.31 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held to maturity represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $81.2 million and $87.4 million in SBA loans were sold but serviced by the Company at June 30, 2022 and December 31, 2021, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

The CARES Act provided assistance to small businesses through the establishment of the PPP. The PPP provided small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds are provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent, and utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years and can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the employer/borrower maintaining or quickly rehiring employees and maintaining salary levels. Most small businesses with 500 or fewer employees were eligible. Applications for the PPP loans started on April 3, 2020 and the application period was extended through August 8, 2020. As an existing SBA 7(a) lender, the Company opted to participate in the program. The application period was then reopened under the provisions of the Economic Aid Act. Applications for PPP loans under the Economic Aid Act started on January 13, 2021 and were available until March 31, 2021. These loans amounted to $14.2 million at June 30, 2022, a decrease of $32.2 million from year end 2021.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.0 billion at June 30, 2022, an increase of $94.6 million from year end 2021. The yield on commercial loans was 4.93 percent for the six months ended June 30, 2022, compared to 4.99 percent for the same period in 2021. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $481.7 million at June 30, 2022, an increase of $72.3 million from year end 2021. Sales of mortgage loans totaled $49.4 million for the six months ended June 30, 2022, compared to $183.3 million in the prior year period. The yield on residential mortgages was 4.38 percent for the six months ended June 30, 2022, compared to 4.55 percent in the 2021. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $79.6 million, an increase of $1.7 million from year end 2021. The yield on consumer loans was 4.71 percent for the six months ended June 30, 2022, compared to 4.97 percent for the same period in 2021.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $134.5 million, an increase of $13.9 million from year end 2021. The yield on residential construction loans was 6.12 percent for the six months ended June 30, 2022, compared to 5.94 percent for the same period in 2021.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2022 approximately 94 percent of the Company’s loan portfolio was secured by real estate compared to 92 percent at December 31, 2021.

Troubled Debt Restructurings (“TDRs”)

At June 30, 2022, there were five loans totaling $1.9 million that were classified as TDRs and deemed impaired, compared to three such loans totaling $1.0 million at December 31, 2021. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$1,446	$—	$1,446	$619	$—	$619
Home equity	417	—	417	427	—	427
Commercial other	22		22	—		—
Total	$1,885	$—	$1,885	$1,046	$—	$1,046

Through June 30, 2022, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by date by class through June 30, 2022:

	June 30, 2022
	Commercial	Home	Commercial
(In thousands)	real estate	equity	Other	Total
Type of modification:
Principal reduction	$1,446	$—	$22	$1,468
Interest only with nominal principal	—	417	—	417
Total TDRs	$1,446	$417	$	$1,885

See Note 8 to the accompanying Consolidated Financial Statements for more information regarding TDRs.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	June 30, 2022	December 31, 2021	June 30, 2021
Nonperforming by category:
SBA loans held for investment	$604	$510	$1,713
Commercial loans	1,717	2,582	1,637
Residential mortgage loans	2,668	3,262	4,043
Consumer loans	—	210	3
Residential construction loans	2,691	3,122	2,289
Total nonperforming assets	$7,680	$9,686	$9,685
Past due 90 days or more and still accruing interest:
Residential mortgage loans	43	—	574
Total past due 90 days or more and still accruing interest	$43	$—	$574
Nonperforming loans to total loans	0.43%	0.59%	0.59%
Nonperforming loans and TDRs to total loans (1)	0.53	0.65	0.65
Nonperforming assets to total loans	0.43	0.59	0.59
Nonperforming assets to total assets	0.36	0.48	0.49
(1) Performing TDRs	1,885	1,046	1,068

Nonperforming loans were $7.7 million at June 30, 2022, a $2.0 million decrease from $9.7 million at December 31, 2021 and June 30, 2021, respectively. Since year end 2021, nonperforming loans in the commercial, residential mortgage, residential construction, and consumer loan segments decreased, partially offset by an increase in nonperforming SBA loans. In addition, there were $43 thousand of loans past due 90 days or more and still accruing interest at June 30, 2022, compared to none at December 31, 2021 and $574 thousand at June 30, 2021.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $16.2 million at  June 30, 2022.

See Note 8 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses totaled $22.9 million at June 30, 2022, compared to $22.3 million at December 31, 2021, and $22.8 million at June 30, 2021, with a resulting allowance to total loan ratio of 1.27 percent at June 30, 2022, 1.35 percent at December 31, 2021, and 1.38 percent at June 30, 2021. Net recoveries (charge-offs) amounted to $453 thousand for the six months ended June 30, 2022, compared to $804 thousand for the same period in 2021. Net charge-offs to average loan ratios are shown in the table below for each major loan category.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except percentages)	2022	2021	2022	2021
Balance, beginning of period	$22,168	$22,965	$22,302	$23,105
Provision for loan losses charged to expense	1,188	—	1,009	500
Less: Charge-offs
SBA loans held for investment	—	(164)	—	(446)
Commercial loans	(501)	(20)	(501)	(393)
Residential mortgage loans	—	—	—	—
Consumer loans	(40)	—	(46)	(1)
Total charge-offs	(541)	(184)	(547)	(840)
Add: Recoveries
SBA loans held for investment	6	19	28	34
Commercial loans	32	1	61	2
Residential mortgage loans	1	—	1	—
Consumer loans	4		4
Total recoveries	43	20	94	36
Net charge-offs	(498)	(164)	(453)	(804)
Balance, end of period	$22,858	$22,801	$22,858	$22,801
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans:
SBA loans held for investment	0.03%	(0.27)%	0.06%	(0.41)%
Commercial loans	(0.19)	(0.01)	(0.09)	(0.09)
Residential mortgage loans	—	—	—	—
Consumer loans	(0.18)	—	(0.11)	—
Total loans	0.11	0.04	(0.03)	(0.05)
Allowance to total loans	1.27	1.38	1.27	1.38
Allowance to nonperforming loans	297.63%	235.43%	297.63%	235.43%

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

Total deposits decreased $60.9 million to $1.7 billion at June 30, 2022, from year-end 2021. This decrease in deposits was due to a decrease of $24.6 million in time deposits, $24.0 million in savings deposits and $18.2 million in noninterest-bearing demand deposits, partially offset by an increase of $5.9 million in interest-bearing demand deposits.

The Company’s deposit composition at June 30, 2022, consisted of 39.5 percent savings deposits, 30.1 percent noninterest-bearing demand deposits, 15.7 percent time deposits, and 14.7 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $175.3 million at June 30, 2022 and $50.3 million at December 31, 2021, respectively, and are broken down in the following table:

(In thousands)	June 30, 2022	December 31, 2021
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Fixed short term borrowings	25,000	—
Overnight advances	100,000	—
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$175,310	$50,310

In June 2022, the FHLB issued a $115.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At June 30, 2022, the Company had $326.6 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 3.744% at June 30, 2022 and 1.806% at December 31, 2021.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at June 30, 2022, is a decrease of 6.0 percent in a rising-rate environment and an increase of 3.3 percent in a falling-rate environment. The variances in the EVPE at June 30, 2022 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00%. At December 31, 2021, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was an increase of 4.3 percent in a rising-rate environment and a decrease of 12.3 percent in a falling-rate environment. The variances in the EVPE at December 31, 2021 are within the Board-approved guidelines of +/- 20.0 percent.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2022, the balance of cash and cash equivalents was $109.0 million, a decrease of $135.8 million from December 31, 2021. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $11.8 and $19.7 million of net cash for the six months ended June 30, 2022 and 2021, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage loans, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $210.3 million and $14.7 million in net cash for the six months ended June 30, 2022 and 2021, respectively. Cash was primarily used to fund new loans and purchase investment securities.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $94.0 million and $56.5 million at June 30, 2022 and December 31, 2021, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $4.2 million.
●	Loans. The SBA loans held for sale portfolio amounted to $32.2 million and $27.4 million at June 30, 2022 and December 31, 2021, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $485.8 million to its borrowers as of June 30, 2022, compared to $399.8 million at December 31, 2021. At June 30, 2022, $187.2 million of these commitments expire within one year, compared to $170.1 million at December 31, 2021. The Company had $5.6 million and $4.3 million in standby letters of credit at June 30, 2022 and December 31, 2021, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities used $62.7 million and provided $2.5 million in net cash for the six months ended June 30, 2022 and 2021, primarily due to proceeds from new FHLB borrowings and an increase in the Company’s deposits.

●	Deposits. As of June 30, 2022, deposits included $250.6 million of New Jersey Municipality deposits, as compared to $247.7 million at year end 2021. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $231.4 million of deposits from 15 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $160.0 million as of June 30, 2022 and December 31, 2021. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2022, pledging provided an additional $326.6 million in borrowing capacity from the FHLB.

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

At June 30, 2022, the Parent Company had $1.2 million in cash and cash equivalents and $5.8 million in investment securities valued at fair market value, compared to $1.7 million and $5.0 million at December 31, 2021.

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

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at June 30, 2022 and at December 31, 2021:

	At June 30, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	11.20%	10.66%	10.51%	10.00%

For additional information on regulatory capital, see Note 13 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $15.1 million to $220.8 million at June 30, 2022 compared to $205.7 million at

December 31, 2021, primarily due to net income of $18.6 million. Other items impacting shareholders’ equity included $2.9 million in accumulated other comprehensive loss net of tax, $2.1 million in dividends paid on common stock, and $1.6 million from the issuance of common stock under employee benefit plans. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. No shares were repurchased during the six months ended June 30, 2022. Currently, 571 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses and the market price of the Company’s stock. A total of 110 thousand shares were repurchased at an average price of $20.14, during the same period in 2021.

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
Exhibit 10.1

Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (incorporated by reference from Exbihit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022)

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
10.1

Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (incorporated by reference from Exbihit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022

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