Form 10-Q
period 2022-09-30
UNITY BANCORP INC /NJ/
filed 2022-11-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2022 common stock, no par value: 10,545,312 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$24,959	$26,053
Interest-bearing deposits	138,421	218,765
Cash and cash equivalents	163,380	244,818
Securities:
Debt securities available for sale	92,500	56,480
Debt securities held to maturity	35,897	14,276
Equity securities with readily determinable fair values	8,474	8,566
Total securities	136,871	79,322
Loans:
SBA loans held for sale	36,338	27,373
SBA loans held for investment	30,747	36,075
SBA PPP loans	6,706	46,450
Commercial loans	1,106,059	931,726
Residential mortgage loans	533,737	409,355
Consumer loans	79,662	77,944
Residential construction loans	149,165	120,525
Total loans	1,942,414	1,649,448
Allowance for loan losses	(23,861)	(22,302)
Net loans	1,918,553	1,627,146
Premises and equipment, net	19,094	19,914
Bank owned life insurance ("BOLI")	26,634	26,608
Deferred tax assets	12,910	10,040
Federal Home Loan Bank ("FHLB") stock	14,398	3,550
Accrued interest receivable	11,385	9,586
Goodwill	1,516	1,516
Prepaid expenses and other assets	34,796	11,213
Total assets	$2,339,537	$2,033,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$497,752	$529,227
Interest-bearing demand	267,558	244,073
Savings	682,756	694,161
Time, under $100,000	233,447	194,961
Time, $100,000 to $250,000	70,649	62,668
Time, $250,000 and over	44,435	33,791
Total deposits	1,796,597	1,758,881
Borrowed funds	280,000	40,000
Subordinated debentures	10,310	10,310
Accrued interest payable	294	129
Accrued expenses and other liabilities	22,102	18,664
Total liabilities	2,109,303	1,827,984
Shareholders’ equity:
Common stock	96,493	94,003
Retained earnings	148,174	123,037
Treasury stock	(11,633)	(11,633)
Accumulated other comprehensive (loss) income	(2,800)	322
Total shareholders’ equity	230,234	205,729
Total liabilities and shareholders’ equity	$2,339,537	$2,033,713

Shares issued	11,236	11,094
Shares outstanding	10,533	10,391
Treasury shares	703	703

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
INTEREST INCOME
Interest-bearing deposits	$168	$48	$416	$105
FHLB stock	93	41	176	157
Securities:
Taxable	1,397	292	3,164	837
Tax-exempt	18	8	34	26
Total securities	1,415	300	3,198	863
Loans:
SBA loans	1,083	864	2,933	2,423
SBA PPP loans	277	1,751	1,546	5,228
Commercial loans	14,017	11,280	37,928	32,490
Residential mortgage loans	5,912	4,606	15,284	14,640
Consumer loans	1,075	736	2,914	2,274
Residential construction loans	2,184	1,628	6,018	4,330
Total loans	24,548	20,865	66,623	61,385
Total interest income	26,224	21,254	70,413	62,510
INTEREST EXPENSE
Interest-bearing demand deposits	320	247	682	863
Savings deposits	878	390	1,635	1,241
Time deposits	600	659	1,499	3,293
Borrowed funds and subordinated debentures	688	235	1,199	922
Total interest expense	2,486	1,531	5,015	6,319
Net interest income	23,738	19,723	65,398	56,191
Provision for loan losses	1,517	—	2,526	500
Net interest income after provision for loan losses	22,221	19,723	62,872	55,691
NONINTEREST INCOME
Branch fee income	336	294	892	858
Service and loan fee income	543	804	1,815	1,937
Gain on sale of SBA loans held for sale, net	—	—	852	741
Gain on sale of mortgage loans, net	280	968	1,231	3,785
BOLI income	170	138	494	399
Net security (losses) gains	(576)	202	(1,631)	535
Other income	357	403	2,446	1,175
Total noninterest income	1,110	2,809	6,099	9,430
NONINTEREST EXPENSE
Compensation and benefits	6,471	5,720	19,790	18,116
Processing and communications	708	747	2,166	2,303
Occupancy	702	654	2,205	1,991
Furniture and equipment	617	627	1,811	1,935
Professional services	221	315	1,060	1,035
Advertising	307	261	873	932
Other loan expenses	109	452	238	759
Deposit insurance	233	198	752	637
Director fees	240	189	698	600
Loan collection expenses	45	62	138	67
Other expenses	411	635	1,454	1,748
Total noninterest expense	10,064	9,860	31,185	30,123
Income before provision for income taxes	13,267	12,672	37,786	34,998
Provision for income taxes	3,325	3,213	9,285	8,625
Net income	$9,942	$9,459	$28,501	$26,373
Net income per common share – Basic	$0.94	$0.91	$2.72	$2.53
Net income per common share – Diluted	$0.93	$0.90	$2.67	$2.50
Weighted average common shares outstanding – Basic	10,522	10,372	10,491	10,412
Weighted average common shares outstanding – Diluted	10,714	10,507	10,694	10,546

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2022			September 30, 2021
		Income tax
	Before tax	expense	Net of tax	Before tax	Income tax	Net of tax
(In thousands)	amount	(benefit)	amount	amount	expense	amount
Net income	$13,267	$3,325	$9,942	$12,672	$3,213	$9,459
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(1,238)	(281)	(957)	481	122	359
Less: reclassification adjustment for (losses) gains on securities included in net income	(576)	(121)	(455)	198	42	156
Total unrealized (losses) gains on securities available for sale	(662)	(160)	(502)	283	80	203
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	452	128	324	86	24	62
Total unrealized gains on cash flow hedges	452	128	324	86	24	62
Total other comprehensive (loss) income	(210)	(32)	(178)	369	104	265
Total comprehensive income	$13,057	$3,293	$9,764	$13,041	$3,317	$9,724

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the nine months ended
	September 30, 2022			September 30, 2021
		Income tax
	Before tax	expense	Net of tax	Before tax	Income tax	Net of tax
(In thousands)	amount	(benefit)	amount	amount	expense	amount
Net income	$37,786	$9,285	$28,501	$34,998	$8,625	$26,373
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding (losses) gains on securities arising during the period	(6,875)	(1,612)	(5,263)	1,042	257	785
Less: reclassification adjustment for (losses) gains on securities included in net income	(1,630)	(342)	(1,288)	533	113	420
Total unrealized (losses) gains on securities available for sale	(5,245)	(1,270)	(3,975)	509	144	365
Adjustments related to defined benefit plan:
Amortization of prior service cost	—	—	—	332	94	238
Total adjustments related to defined benefit plan	—	—	—	332	94	238
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	1,190	337	853	911	257	654
Total unrealized gains on cash flow hedges	1,190	337	853	911	257	654
Total other comprehensive (loss) income	(4,055)	(933)	(3,122)	1,752	495	1,257
Total comprehensive income	$33,731	$8,352	$25,379	$36,750	$9,120	$27,630

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

					Accumulated
					other			Total
	Stock			Retained	comprehensive		Treasury	shareholders’
(In thousands)	Shares		Amount	earnings	income (loss)	aa	stock	equity
Balance, December 31, 2021	10,391		$94,003	$123,037	$322		$(11,633)	$205,729
Net income	—	A	—	9,108	—		—	9,108
Other comprehensive income, net of tax	—		—	—	286		—	286
Dividends on common stock ($0.10 per share)	—		37	(1,045)	—		—	(1,008)
Common stock issued & related tax effects (1)	102		813	—	—		—	813
Balance, March 31, 2022	10,493		94,853	131,100	608		(11,633)	214,928
Net income	—		$—	$9,451	$—		$—	9,451
Other comprehensive loss, net of tax	—	A	—	—	(3,230)		—	(3,230)
Dividends on common stock ($0.11 per share)	—		43	(1,157)	—		—	(1,114)
Common stock issued & related tax effects (1)	18		754	—	—		—	754
Balance, June 30, 2022	10,511		95,650	139,394	(2,622)		(11,633)	220,789
Net income	—		—	9,942	—		—	9,942
Other comprehensive loss, net of tax	—		—	—	(178)		—	(178)
Dividends on common stock ($0.11 per share)	—		41	(1,162)	—		—	(1,121)
Common stock issued & related tax effects (1)	22		802	—	—		—	802
Balance, September 30, 2022	10,533		$96,493	$148,174	$(2,800)		$(11,633)	$230,234

					Accumulated
					other			Total
	Stock			Retained	comprehensive	Treasury		shareholders’
(In thousands)	Shares		Amount	earnings	(loss) income	stock	aa	equity
Balance, December 31, 2020	10,456		$91,873	$90,669	$(1,189)	$(7,442)		$173,911
Net income	—	A	—	8,496	—	—		8,496
Other comprehensive income, net of tax	—		—	—	655	—		655
Dividends on common stock ($0.08 per share)	—		30	(834)	—	—		(804)
Common stock issued & related tax effects (1)	36		277	—	—	—		277
Acquisition of treasury stock, at cost	(70)		—	—	—	(1,349)		(1,349)
Balance, March 31, 2021	10,422		92,180	98,331	(534)	(8,791)		181,186
Net income	—		—	8,418	—	—		8,418
Other comprehensive income, net of tax	—		—	—	337	—		337
Dividends on common stock ($0.09 per share)	—		33	(938)	—	—		(905)
Common stock issued & related tax effects (1)	34		597	—	—	—		597
Acquisition of treasury stock, at cost	(40)		—	—	—	(877)		(877)
Balance, June 30, 2021	10,416		92,810	105,811	(197)	(9,668)		188,756
Net income	—		—	9,459	—	—		9,459
Other comprehensive income, net of tax	—		—	—	265	—		265
Dividends on common stock ($0.09 per share)	—		34	(933)	—	—		(899)
Common stock issued & related tax effects (1)	32		565	—	—	—		565
Acquisition of treasury stock, at cost	(85)		—	—	—	(1,879)		(1,879)
Balance, September 30, 2021	10,363		$93,409	$114,337	$68	$(11,547)		$196,267

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$28,501	$26,373
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,526	500
Net amortization of purchase premiums and discounts on securities	26	180
Depreciation and amortization	2,112	1,125
PPP deferred fees and costs	(1,376)	368
Deferred income tax benefit	(2,064)	(2,300)
Net realized security gains	—	(47)
Stock compensation expense	1,239	1,189
Gain on sale of mortgage loans, net	(1,231)	(4,953)
Gain on sale of SBA loans held for sale, net	(852)	(741)
Origination of mortgage loans sold	(64,096)	(245,933)
Origination of SBA loans held for sale	(20,108)	(15,221)
Proceeds from sale of mortgage loans, net	65,327	250,886
Proceeds from sale of SBA loans held for sale, net	7,609	6,466
BOLI income	(494)	(399)
Net change in other assets and liabilities	(18,830)	2,681
Net cash (used in) provided by operating activities	(1,711)	20,174
INVESTING ACTIVITIES
Purchases of securities held to maturity	(26,748)	(10,248)
Purchase of equity securities	(1,539)	(2,500)
Purchases of securities available for sale	(45,249)	(12,251)
Net changes in FHLB Stock	(10,848)	6,191
Maturities and principal payments on securities held to maturity	5,185	5,094
Maturities and principal payments on debt securities available for sale	3,901	11,434
Proceeds from sales of debt securities available for sale	—	7,048
Proceeds from sales of equity securities	—	53
Net decrease in SBA PPP loans	41,123	35,998
Net increase in loans	(321,382)	(64,936)
Proceeds from BOLI	468	326
Proceeds from sale of premises and equipment	—	20
Purchases of premises and equipment	(240)	(1,105)
Net cash used in investing activities	(355,329)	(24,876)
FINANCING ACTIVITIES
Net increase in deposits	37,716	148,226
Net changes from borrowings	240,000	(140,000)
Proceeds from exercise of stock options	1,395	445
Fair market value of shares withheld to cover employee tax liability	(266)	(195)
Dividends on common stock	(3,243)	(2,608)
Purchase of treasury stock	—	(4,105)
Net cash provided by financing activities	275,602	1,763
Decrease in cash and cash equivalents	(81,438)	(2,939)
Cash and cash equivalents, beginning of period	244,818	219,311
Cash and cash equivalents, end of period	$163,380	$216,372
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$4,851	$6,409
Income taxes paid	9,357	10,290
Noncash investing activities:
Establishment of lease liability and right-of-use asset	582	1,803
Capitalization of servicing rights	$131	$125

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2022

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"), and reflect all adjustments and disclosures which are generally routine and recurring in nature, and in the opinion of management, necessary for a fair presentation of interim results. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments necessary for the fair presentation of interim results. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Risks and Uncertainties

The markets served by the Company were significantly impacted by the COVID-19 pandemic, which started during the first quarter of 2020. The Company continues to assess the financial impact of the COVID-19 pandemic.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administration after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, although banks have continued to submit rates for the calculation of LIBOR in 2022, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, banking regulators in the United States have required insured depository institutions in the United States to cease originating loans using LIBOR as a rate index as of December 31, 2021, and in March 2022, Congress adopted legislation providing for the replacement of LIBOR indexes in contracts without fall back language with the Secured Overnight Financing Rate, and for the Federal Reserve to adopt regulation by September of 2022 implementing this change. It is unclear at the time what effect these changes may have on the values of loans and liabilities whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as inflation and recessionary pressures created by a higher interest rate environment. The Company assess the impact of inflation on an ongoing basis.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$9,942	$9,459	$28,501	$26,373
Weighted average common shares outstanding - Basic	10,522	10,372	10,491	10,412
Plus: Potential dilutive common stock equivalents	192	135	203	134
Weighted average common shares outstanding - Diluted	10,714	10,507	10,694	10,546
Net income per common share - Basic	$0.94	$0.91	$2.72	$2.53
Net income per common share - Diluted	0.93	0.90	2.67	2.50
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	270	—	234

NOTE 4. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, net of tax:

	For the three months ended September 30, 2022
		Adjustments		Accumulated
	Net unrealized	related to	Net unrealized	other
	losses on	defined benefit	gains from	comprehensive
(In thousands)	securities	plan	cash flow hedges	loss
Balance, beginning of period	$(3,444)	$—	$822	$(2,622)
Other comprehensive income before reclassifications	(957)	—	324	(633)
Less amounts reclassified from accumulated other comprehensive loss	(455)	—	—	(455)
Period change	(502)	—	324	(178)
Balance, end of period	$(3,946)	$—	$1,146	$(2,800)

	For the three months ended September 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(52)	$—	$(145)	$(197)
Other comprehensive income before reclassifications	359	—	62	421
Less amounts reclassified from accumulated other comprehensive income	156	—	—	156
Period change	203	—	62	265
Balance, end of period	$151	$—	$(83)	$68

	For the nine months ended September 30, 2022
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period	$29	$—	$293	$322
Other comprehensive (loss) income before reclassifications	(5,263)	—	853	(4,410)
Less amounts reclassified from accumulated other comprehensive loss	(1,288)	—	—	(1,288)
Period change	(3,975)	—	853	(3,122)
Balance, end of period	$(3,946)	$—	$1,146	$(2,800)

	For the nine months ended September 30, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(214)	$(238)	$(737)	$(1,189)
Other comprehensive income before reclassifications	785	—	654	1,439
Less amounts reclassified from accumulated other comprehensive income (loss)	420	(238)	—	182
Period change	365	238	654	1,257
Balance, end of period	$151	$—	$(83)	$68

NOTE 5. Fair Value

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

As of September 30, 2022, the fair value of the Company’s AFS debt securities portfolio was $92.5 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2022. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at September 30, 2022.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

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

As of September 30, 2022, the fair value of the Company’s equity securities portfolio was $8.5 million.

All of the Company’s equity securities were classified as Level 2 assets at September 30, 2022. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2022, as compared to the periods ended December 31, 2021 and September 30, 2021.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements at September 30, 2022 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$17,315	$—	$17,315	$—
State and political subdivisions	$615	$—	$615	$—
Residential mortgage-backed securities	16,423	—	16,423	—
Corporate and other securities	58,147	—	53,403	4,744
Total debt securities available for sale	$92,500	$—	$87,756	$4,744

Equity securities with readily determinable fair values	8,474	—	8,474	—
Total equity securities	$8,474	$—	$8,474	$—

Loans held for sale	40,367	—	40,367	—
Total loans held for sale	$40,367	$—	$40,367	$—

Interest rate swap agreements	1,598	—	1,598	—
Total swap agreements	$1,598	$—	$1,598	$—

	Fair value Measurements at December 31, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—
State and political subdivisions	994	—	994	—
Residential mortgage-backed securities	9,749	—	9,749	—
Corporate and other securities	45,737	—	40,663	5,074
Total debt securities available for sale	$56,480	$—	$51,406	$5,074

Equity securities with readily determinable fair values	8,566	—	8,566	—
Total equity securities	$8,566	$—	$8,566	$—

Loans held for sale	31,014	—	31,014	—
Total loans held for sale	$31,014	$—	$31,014	$—

Interest rate swap agreements	816	—	816	—
Total swap agreements	$816	$—	$816	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable	Net Credit
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	$8,111	$—	$—	$8,111	$(1,566)

Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant	Net (Credit)
	Assets/Liabilities	Markets for	Observable	Unobservable	Provision
	Measured at Fair	Identical Assets	Inputs	Inputs	During
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Period
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	8,928	—	—	8,928	(1,284)

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

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, “Receivables.”  Fair value is determined based on the loan’s observable market price or the fair value of the collateral. Partially charged-off loans are measured for impairment based upon a third-party appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve, and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes three months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At September 30, 2022, the valuation allowance for impaired loans was $1.3 million compared to $2.8 million at December 31, 2021.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2022 and December 31, 2021 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$163,380	$163,380	$244,818	$244,818
Securities (1)	Level 2	136,871	131,710	79,322	79,275
SBA loans held for sale	Level 2	36,338	40,367	27,373	31,014
Loans, net of allowance for loan losses (2)	Level 2	1,882,215	1,807,100	1,599,773	1,605,248
Financial liabilities:
Deposits	Level 2	1,796,597	1,781,045	1,758,881	1,755,670
Borrowed funds and subordinated debentures	Level 2	290,310	288,272	50,310	50,842

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.9 million.
(2)	Includes collateral-dependent impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $8.1 million and $8.9 million at September 30, 2022 and December 31, 2021, respectively.

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS"), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$17,852	$—	$(537)	$17,315	$—	$—	$—	$—
State and political subdivisions	637	—	(22)	615	996	6	(8)	994
Residential mortgage-backed securities	17,713	35	(1,325)	16,423	9,485	277	(13)	9,749
Corporate and other securities	61,505	—	(3,358)	58,147	45,961	164	(388)	45,737
Total debt securities available for sale	$97,707	$35	$(5,242)	$92,500	$56,442	$447	$(409)	$56,480
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,950)	$24,050	$10,000	$—	$(67)	$9,933
State and political subdivisions	1,100	29	—	1,129	—	—	—	—
Residential mortgage-backed securities	6,797	—	(1,242)	5,555	4,276	28	(8)	4,296
Total securities held to maturity	$35,897	$29	$(5,192)	$30,734	$14,276	$28	$(75)	$14,229
Equity securities:
Total equity securities	$9,702	$150	$(1,378)	$8,474	$8,163	$486	$(83)	$8,566

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at September 30, 2022 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	After one through				Total carrying
	Within one year	five years	ten years	After ten years	value
(In thousands)	Amount	Amount	Amount	Amount	Amount
Available for sale at fair value:
U.S. Government sponsored entities	$1,382	$15,933	$—	$—	$17,315
State and political subdivisions	200	160	—	255	615
Residential mortgage-backed securities	8	468	1,098	14,849	16,423
Corporate and other securities	—	4,961	14,249	38,937	58,147
Total debt securities available for sale	$1,590	$21,522	$15,347	$54,041	$92,500
Held to maturity at cost:
U.S. Government sponsored entities	$—	$—	$3,000	$25,000	$28,000
State and political subdivisions	—	—	—	1,100	1,100
Residential mortgage-backed securities	—	—	—	6,797	6,797
Total securities held to maturity	$—	$—	$3,000	$32,897	$35,897

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,933	$(505)	$1,428	$(32)	$17,361	$(537)
State and political subdivisions	160	(5)	255	(17)	415	(22)
Residential mortgage-backed securities	15,763	(1,271)	437	(54)	16,200	(1,325)
Corporate and other securities	42,823	(2,153)	15,323	(1,205)	58,146	(3,358)
Total temporarily impaired securities	$74,679	$(3,934)	$17,443	$(1,308)	$92,122	$(5,242)
Held to maturity:
U.S. Government sponsored entities	$20,361	$(2,639)	$3,689	$(1,311)	$24,050	$(3,950)
Residential mortgage-backed securities	5,555	$(1,242)	—	—	5,555	(1,242)
Total temporarily impaired securities	$25,916	$(3,881)	$3,689	$(1,311)	$29,605	$(5,192)

	December 31, 2021
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	$370	$(8)	$—	$—	$370	$(8)
Residential mortgage-backed securities	1,821	(13)	—	—	1,821	(13)
Corporate and other securities	17,281	(19)	8,394	(369)	25,675	(388)
Total temporarily impaired securities	$19,472	$(40)	$8,394	$(369)	$27,866	$(409)
Held to maturity:
U.S. Government sponsored entities	$9,933	$(67)	$—	$—	$9,933	$(67)
Residential mortgage-backed securities	823	(8)	—	—	823	(8)
Total temporarily impaired securities	$10,756	$(75)	$—	$—	$10,756	$(75)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations.

Realized Gains and Losses

Gross realized gains and losses on debt securities for the three and nine months ended September 30, 2022 and 2021 are detailed below:

The net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no available for sale or held to maturity gross realized gains during the three and nine months ended September 30, 2022, compared to $43 thousand of gross realized gains during the nine months ended in 2021. There were no gross realized losses for the three and nine months ended September 30, 2022, or 2021.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net unrealized (losses) gains recognized during the period on equity securities	$(576)	$198	$(1,631)	$488
Net gains recognized during the period on equity securities sold during the period	—	4	—	4
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(576)	$202	$(1,631)	$492

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
SBA loans held for investment	$30,747	$36,075
SBA PPP loans	6,706	46,450
Commercial loans
SBA 504 loans	36,852	27,479
Commercial other	120,826	109,903
Commercial real estate	828,415	704,674
Commercial real estate construction	119,966	89,670
Residential mortgage loans	533,737	409,355
Consumer loans
Home equity	68,113	65,380
Consumer other	11,549	12,564
Residential construction loans	149,165	120,525
Total loans held for investment	$1,906,076	$1,622,075
SBA loans held for sale	36,338	27,373
Total loans	$1,942,414	$1,649,448

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

The CARES Act provided assistance to small businesses through the establishment of the SBA Paycheck Protection Program ("PPP"). As an existing SBA 7(a) lender, the Company opted to participate in the program. The PPP program was renewed in 2021. Applications for the renewed PPP loan program started on January 13, 2021, and were available until March 31, 2021.

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

During the quarter ended September 30, 2021, the Company enrolled in the “Upgrade Consumer Unsecured Loan Program”, sponsored by Upgrade, a financial technology company that utilizes artificial intelligence to underwrite personal loan and credit card installment loans to retail customers, in addition to credit monitoring and education tools, to purchase consumer unsecured loans. This loan product is a fully amortizing term for up to five years and a maximum loan size of $50 thousand. Restrictions were placed on the loans purchased to limit the purchases to borrowers residing in New Jersey, southern New York, and eastern Pennsylvania and to limit purchases to borrowers with higher credit quality with a 700 FICO minimum. Upgrade services the loans on behalf of the Company.

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

Loss: These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Once a borrower is deemed incapable of repayment of unsecured debt, the loan is termed a “Loss”, and charged off immediately.

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

At September 30, 2022, there were $2.3 million of residential consumer loans in the process of foreclosure, compared to $106 thousand at December 31, 2021.

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of September 30, 2022:

	September 30, 2022
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$29,503	$420	$824	$30,747
SBA PPP loans	6,706	—	—	6,706
Commercial loans
SBA 504 loans	36,852	—	—	36,852
Commercial other	113,245	6,361	1,220	120,826
Commercial real estate	816,121	9,475	2,819	828,415
Commercial real estate construction	119,966	—	—	119,966
Total commercial loans	1,086,184	15,836	4,039	1,106,059
Total SBA and commercial loans	$1,122,393	$16,256	$4,863	$1,143,512

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$530,333	$3,404	$533,737
Consumer loans
Home equity		68,113	—	68,113
Consumer other		11,549	—	11,549
Total consumer loans		79,662	—	79,662
Residential construction loans		147,174	1,991	149,165
Total residential mortgage, consumer and residential construction loans		$757,169	$5,395	$762,564

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$237	$194	$—	$1,491	$1,922	$28,825	$30,747
SBA PPP loans	—	—	—	—	—	6,706	6,706
Commercial loans
SBA 504 loans	—	—	—	—	—	36,852	36,852
Commercial other	416	18	—	777	1,211	119,615	120,826
Commercial real estate	896	596	—	370	1,862	826,553	828,415
Commercial real estate construction	—	—	—	—	—	119,966	119,966
Residential mortgage loans	634	42	—	3,404	4,080	529,657	533,737
Consumer loans
Home equity	—	—	—	—	—	68,113	68,113
Consumer other	73	112	75	—	260	11,289	11,549
Residential construction loans	—	—	—	1,991	1,991	147,174	149,165
Total loans held for investment	2,256	962	75	8,033	11,326	1,894,750	1,906,076
SBA loans held for sale	—	—	—	—	—	36,338	36,338
Total loans	$2,256	$962	$75	$8,033	$11,326	$1,931,088	$1,942,414

	December 31, 2021
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,558	$—	$—	$510	$2,068	$34,007	$36,075
SBA PPP loans	—	79	—	—	79	46,371	46,450
Commercial loans
SBA 504 loans	—	—	—	—	—	27,479	27,479
Commercial other	—	33	—	2,216	2,249	107,654	109,903
Commercial real estate	334	565	—	366	1,265	703,409	704,674
Commercial real estate construction	—	—	—	—	—	89,670	89,670
Residential mortgage loans	3,688	—	—	3,262	6,950	402,405	409,355
Consumer loans
Home equity	39	—	—	210	249	65,131	65,380
Consumer other	—	—	—	—	—	12,564	12,564
Residential construction loans	—	845	—	3,122	3,967	116,558	120,525
Total loans held for investment	5,619	1,522	—	9,686	16,827	1,605,248	1,622,075
SBA loans held for sale	—	—	—	—	—	27,373	27,373
Total loans	$5,619	$1,522	$—	$9,686	$16,827	$1,632,621	$1,649,448

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

The following table provides detail on the Company’s impaired loans that are individually evaluated for impairment with the associated allowance amount, if applicable, as of September 30, 2022:

	September 30, 2022
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment	$641	$494	$—
Commercial loans
Commercial other	16	16	—
Commercial real estate	3,224	2,268	—
Total commercial loans	3,240	2,284	—
Residential mortgage loans	1,553	1,540	—
Consumer loans
Home equity	—	—	—
Residential construction loans	92	92	—
Total impaired loans with no related allowance	5,526	4,410	—

With an allowance:
SBA loans held for investment	457	350	129
Commercial loans
Commercial other	2,085	963	915
Commercial real estate	—	—	—
Total commercial loans	2,085	963	915
Residential mortgage loans	570	544	56
Consumer loans
Home equity	407	407	58
Residential construction loans	2,694	2,694	99
Total impaired loans with a related allowance	6,213	4,958	1,257

Total individually evaluated impaired loans:
SBA loans held for investment	1,098	844	129
Commercial loans
Commercial other	2,101	979	915
Commercial real estate	3,224	2,268	—
Total commercial loans	5,325	3,247	915
Residential mortgage loans	2,123	2,084	56
Consumer loans
Home equity	407	407	58
Residential construction loans	2,786	2,786	99
Total individually evaluated impaired loans	$11,739	$9,368	$1,257

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

The following tables present the average recorded investments in impaired loans and the related amount of interest received during the time period in which the loans were impaired for the three and nine months ended September 30, 2022 and 2021. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, and therefore no interest income is recognized.

	For the three months ended September 30,
	2022		2021
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment	$1,369	$6	$917	$18
Commercial loans
Commercial other	1,151	38	727	1
Commercial real estate	1,813	21	1,355	42
Residential mortgage loans	2,647	3	3,571	13
Consumer loans
Home equity	414	7	427	5
Consumer other	—	—	2	—
Residential construction loans	1,935	16	2,659	18
Total	$9,329	$91	$9,658	$97

	For the nine months ended September 30,
	2022		2021
				Interest
		Interest		income
	Average	received	Average	recognized
	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans
SBA loans held for investment	$816	$26	$1,384	$99
Commercial loans
Commercial other	1,691	83	457	11
Commercial real estate	2,046	89	1,904	119
Residential mortgage loans	2,696	18	4,705	13
Consumer loans
Home equity	513	19	572	23
Consumer other	—	—	2,691	—
Residential construction loans	3,080	49	1	38
Total	$10,842	$284	$11,714	$303

TDRs

The Company’s loan portfolio also includes certain loans that have been modified as TDRs. TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions typically include reductions in interest rate, extending the maturity of a loan, or a combination of both. Interest income on accruing TDRs is credited to operations primarily based upon the principal amount outstanding. Under the CARES Act and regulatory guidance issued in regards to the COVID-19 pandemic, loan payment deferrals for periods of up to 180 days granted to borrowers adversely effected by the pandemic are not considered TDRs if the borrower was current on its loan payments at year end 2019 or until the deferral was granted. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

TDRs of $1.9 million and $1.0 million are included in the impaired loan numbers as of September 30, 2022 and December 31, 2021, respectively. The increase in TDRs was due to the addition of two loans, partially offset by principal pay downs. At September 30, 2022 and December 31, 2021, there were no specific reserves on TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

There were two loans modified as TDRs during the nine months ended September 30, 2022. There were two loans modified during the nine months ended September 30, 2021 that were deemed to be TDRs. The following table details loans modified during the nine months ended September 30, 2022, including the number of modifications and the recorded investment at the time of the modification:

	For the nine months ended September 30, 2022
	Number of	Recorded investment
(In thousands, except number of contracts)	contracts	at time of modification
Commercial real estate	1	$25
Commercial other	1	857
Total	2	$882

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the nine months ended September 30, 2022. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

NOTE 8. Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

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

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio, and historical loan loss experience. The allowance for loan losses consists of specific reserves for individually impaired credits and TDRs, reserves for nonimpaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations and/or local/national economic trends. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are evaluated for individually impaired loans and TDRs. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. Within the five-year historical net charge-off rate, the Company weights the past three years more heavily as it believes it is more indicative of future charge-offs. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Balance, beginning of period	$758	$14,908	$4,786	$803	$1,603		$22,858
Charge-offs	—	(501)	—	(50)	—	a	(551)
Recoveries	5	23	—	9	—		37
Net recoveries (charge-offs)	5	(478)	—	(41)	—		(514)
Provision for (credit to) loan losses charged to expense	68	803	449	349	(152)		1,517
Balance, end of period	$831	$15,233	$5,235	$1,111	$1,451		$23,861

	For the three months ended September 30, 2021
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Balance, beginning of period	$1,686	$15,011	$4,604	$601	$899		$22,801
Charge-offs	(145)	(158)	—	(3)	—	a	(306)
Recoveries	—	—	42	—	—		42
Net charge-offs	(145)	(158)	42	(3)	—		(264)
Provision for (credit to) loan losses charged to expense	(763)	983	(540)	151	169		—
Balance, end of period	$778	$15,836	$4,106	$749	$1,068		$22,537

	For the nine months ended September 30, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390		$22,302
Charge-offs	—	(1,001)	—	(96)	—	a	(1,097)
Recoveries	33	83	1	13	—		130
Net recoveries (charge-offs)	33	(918)	1	(83)	—		(967)
Provision for (credit to) loan losses charged to expense	(276)	1,098	1,120	523	61		2,526
Balance, end of period	$831	$15,233	$5,235	$1,111	$1,451		$23,861

	For the nine months ended September 30, 2021
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813		$23,105
Charge-offs	(591)	(551)	—	(4)	—	a	(1,146)
Recoveries	34	2	42	—	—		78
Net charge-offs	(557)	(549)	42	(4)	—		(1,068)
Provision for (credit to) loan losses charged to expense	34	1,393	(1,254)	72	255		500
Balance, end of period	$778	$15,836	$4,106	$749	$1,068		$22,537

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$129	$915	$56	$58	$99	a	$1,257
Collectively evaluated for impairment	702	14,318	5,179	1,053	1,352		22,604
Total	$831	$15,233	$5,235	$1,111	$1,451		$23,861
Loan ending balances:
Individually evaluated for impairment	$844	$3,247	$2,084	$407	$2,786		$9,368
Collectively evaluated for impairment	72,947	1,102,812	531,653	79,255	146,379		1,933,046
Total	$73,791	$1,106,059	$533,737	$79,662	$149,165		$1,942,414

	December 31, 2021
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4	$2,615	$80	$56	$68	a	$2,823
Collectively evaluated for impairment	1,070	12,438	4,034	615	1,322		19,479
Total	$1,074	$15,053	$4,114	$671	$1,390		$22,302
Loan ending balances:
Individually evaluated for impairment	$510	$4,220	$3,262	$637	$3,122		$11,751
Collectively evaluated for impairment	82,015	927,506	406,093	77,307	117,403		1,610,324
Total	$82,525	$931,726	$409,355	$77,944	$120,525		$1,622,075

Changes in Methodology

The Company allocated an additional reserve for loans with a substandard rating, not otherwise considered for specific reserves.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At September 30, 2022, a $495 thousand commitment reserve was reported on the balance sheet as an “other liability”, compared to a $358 thousand commitment reserve at December 31, 2021.

NOTE 9. New Accounting Pronouncements

ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 was issued to replace the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available for sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost.

In May 2019, FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." ASU 2019-05 was issued to address concerns with the adoption of ASU 2016-13. ASU 2019-05 gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-03. Financial assets that are eligible for this fair value election are those that qualify under Subtopic 825-10 and are within the scope of Subtopic 326-10, "Financial Instruments - Credit Losses - Measured at Amortized Costs." An exception to this is held to maturity debt securities, which do not qualify for this transition election. The effective date for the amendment is the same as the effective date in ASU 2016-03. In November 2019, FASB issued ASU 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates." ASU 2019-10 was issued to defer the effective dates for certain guidance in its Accounting Standard Codification ("ASC") for certain entities. The amendments in this update amend the mandatory effective dates for ASC 326, "Financial Instruments - Credit Losses", for entities eligible to be smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In 2019, FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU 2019-11 was issued to address issues raised by stakeholders during the implementation of ASU 2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for troubled debt restructurings ("TDRs") that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to additional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provides a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

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

NOTE 10. Derivative Financial Instruments and Hedging Activities

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2022 and December 31, 2021, respectively is as follows:

(In thousands, except percentages and years)	September 30, 2022	December 31, 2021
Notional amount	$20,000	$40,000
Fair value	$1,598	$408
Weighted average pay rate	0.83%	0.98%
Weighted average receive rate	1.75%	0.19%
Weighted average maturity in years	2.44	2.37
Number of contracts	1	2

During the three and nine months ended September 30, 2022, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2022, the unrealized loss relating to interest rate swaps was recorded as a derivative liability. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2022 and 2021, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Gain recognized in OCI on derivatives	$452	$86	$1,386	$911

NOTE 11. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the nine months ended September 30, 2022 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2021	688,533	$17.56	6.6	$5,986,666
Options granted	—	—
Options exercised	(85,877)	16.24
Options forfeited	(13,496)	19.75
Options expired	—	—
Outstanding at September 30, 2022	589,160	$17.70	6.0	$4,367,893
Exercisable at September 30, 2022	463,676	$17.17	5.5	$3,682,762

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of September 30, 2022, 281,500 options and 184,700 shares of restricted stock have been awarded from the plan. In addition, 15,496 unvested options and 12,400 unvested shares of restricted stock were cancelled and returned to the plan leaving 61,696 shares available for future grants.

The fair values of the options granted during the nine months ended September 30, 2021 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during the three months ended September 30, 2022 or 2021, or during the nine months ended September 30, 2022:

	For the nine months ended September 30,
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

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Number of options exercised	23,168	23,869	85,877	60,467
Total intrinsic value of options exercised	$215,476	$358,798	$1,081,833	$876,580
Cash received from options exercised	$441,272	$177,362	$1,394,809	$444,988
Tax deduction realized from options	$64,826	$66,291	$325,469	$178,904

The following table summarizes information about stock options outstanding and exercisable at September 30, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$6.01 - $12.00	108,261	2.8	$9.06	108,261	$9.06
$12.01 - $18.00	117,933	6.6	16.57	79,607	16.29
$18.01 - $24.00	362,966	6.8	20.64	275,808	20.60
Total	589,160	6.0	$17.70	463,676	$17.17

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2022 and 2021 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation expense	$129	$221	$431	$651
Income tax benefit	$37	$64	$125	$188

As of September 30, 2022, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s plans totaled approximately $486 thousand. That cost is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2022:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2021	119,487	$21.00
Granted	73,000	27.54
Cancelled	(11,587)	23.29
Vested	(32,467)	20.07
Nonvested restricted stock at September 30, 2022	148,433	$24.24

Restricted stock awards granted during the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Number of shares granted	2,000	8,000	73,000	48,000
Average grant date fair value	$27.89	$22.82	$27.54	$20.46

Compensation expense related to restricted stock for the three and nine months ended September 30, 2022 and 2021 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation expense	$276	$184	$808	$538
Income tax benefit	$80	$53	$234	$155

As of September 30, 2022, there was approximately $2.9 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $207 thousand and $158 thousand to the Plan during the three months ended September 30, 2022 and 2021, respectively, and $630 thousand and $618 thousand during the nine months ended September 30, 2022 and 2021, respectively.

Deferred Compensation Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $50 thousand and $35 thousand during the three months ended September 30, 2022 and 2021, respectively, and $635 thousand and $551 thousand during the nine months ended September 30, 2022 and 2021, respectively. The interest paid on the deferred balances totaled $42 thousand and $34 thousand during the three months ended September 30, 2022 and 2021, respectively, and $119 thousand and $102 thousand during the nine months ended

September 30, 2022 and 2021, respectively. The fees distributed on the deferred balances totaled $4 thousand and $3 thousand during the three months ended September 30, 2022 and 2021, respectively, and $9 thousand during the nine months ended September 30, 2022 and 2021.

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

No contributions or payments have been made during the three and nine months ended September 30, 2022. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Service cost (1)	$38	$(35)	$112	$(69)
Interest cost	46	35	140	69
Amortization of prior service cost (2)	—	311	—	332
Net periodic benefit cost	$84	$311	$252	$332

(1)	Reduction in service cost totaling $137 thousand in 2021 to be recognized over one year due to the recalculation of the President and CEO’s salary projection.
(2)	Prior service cost fully amortized as of June 30, 2021.

The following table summarizes the changes in benefit obligations of the defined benefit plan during the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
(In thousands)	2022	2021
Benefit obligation, beginning of year	$4,521	$3,845
Service cost (1)	112	(69)
Interest cost	140	69
Benefit obligation, end of period	$4,773	$3,845

(1)	Reduction in service cost totaling $137 thousand in 2021 to be recognized over one year due to the recalculation of the President and CEO’s salary projection.

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

As of September 30, 2022, the Company had total year to date expenses of $104 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $6 thousand and $1 thousand for the three months ended September 30, 2022 and 2021, and $17 thousand and $4 thousand for the nine months ended September 30, 2022 and 2021. Additionally, $55 thousand of prior period expense was reversed during the nine months ended September 30, 2022. This was related to changes to the members of management participating in the plan.

NOTE 12. Regulatory Capital

Under the Economic Growth, Regulatory Relief and Consumer Protection Act, the Bank is considered a qualifying community banking organization, which allows the Bank to elect to opt into the community bank leverage ratio (“CBLR”) in its regulatory filings. The Bank has opted into the CBLR, and is therefore is not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank as of September 30, 2022 and December 31, 2021:

	At September 30, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	10.85%	10.78%	10.51%	10.00%

NOTE 13. Leases

Operating leases in which the Bank is the lessee and the term is greater than 12 months, are recorded as right of use (“ROU”) assets and lease liabilities and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

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

The table below summarizes our net lease cost:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Operating lease cost	$177	$155	$554	$452
Net lease cost	$177	$155	$554	$452

The table below summarizes the cash and non-cash activities associated with our leases:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$183	$152	$547	$442

The table below summarizes other information related to our operating leases:

(In thousands, except percentages and years)	September 30, 2022	December 31, 2021
Weighted average remaining lease term in years	11.15	11.40
Weighted average discount rate	2.84%	3.20%
Operating lease right-of-use assets	$4,554	$5,249

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	September 30, 2022
2022	$168
2023	606
2024	559
2025	557
2026	558
2027 and thereafter	2,765
Total lease payments	$5,213
Less: Interest	(582)
Present value of lease liabilities	$4,631

As of September 30, 2022, the Company had not entered into any material leases that have not yet commenced.

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through the Internet, a Loan Production Office in Lakewood, NJ and its eighteen branch offices located in Bergen, Hunterdon, Middlesex, Ocean, Somerset, Union, and Warren counties in New Jersey, and Northampton County in Pennsylvania. These services include the acceptance of demand, savings, and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. The Company approved 1,224 applications and provided funding of approximately $143.0 million during the year ended December 31, 2020. As of September 30, 2022, the Company had no PPP loans originated under the CARES Act remaining on our balance sheet.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act provided additional assistance to the hardest-hit small businesses, nonprofits, and venues that were struggling to recover from the impact of the COVID-19 pandemic. The Company approved 955 applications and provided funding of approximately $101.0 million under the Economic Aid Act. As of September 30, 2022, the Company had $6.7 million of PPP loans originated under the Economic Aid Act in its portfolio.

Additionally, in accordance with provisions set forth by the CARES Act and regulatory guidance, the Company provided financial assistance through loan payment deferrals and waived fees. The Company has no outstanding loans remaining that would qualify for the payment deferral period as set forth by the CARES Act and regulatory guidance.

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

Earnings Summary

Net income totaled $9.9 million, or $0.93 per diluted share for the quarter ended September 30, 2022, compared to $9.5 million, or $0.90 per diluted share for the same period a year ago. Return on average assets and average common equity for the quarter were 1.85 percent and 17.39 percent, respectively, compared to 1.96 percent and 19.57 percent for the same period a year ago.

Third quarter highlights include:

●	Net interest income increased 20.4 percent compared to the prior year’s quarter, primarily due to loan growth.
●	Net interest margin equaled 4.61 percent this quarter compared to 4.27 percent in the prior year’s quarter.
●	The provision for loan losses was $1.5 million for the quarter ended September 30, 2022, compared to no provision for loan losses for the prior year’s quarter and $1.2 million in provision for loan losses for the prior sequential quarter, primarily due to the sizable increase in total loans, as well as our view of general economic conditions.
●	Noninterest expense increased 2.1 percent compared to the prior year’s quarter, primarily due to increased compensation expenses.
●	The effective tax rate was 25.1 percent compared to 25.4 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income per common share - Basic (1)	$0.94	$0.91	$2.72	$2.53
Net income per common share - Diluted (2)	$0.93	$0.90	$2.67	$2.50
Return on average assets	1.85%	1.96%	1.83%	1.86%
Return on average equity (3)	17.39%	19.57%	17.45%	19.13%
Efficiency ratio (4)	39.59%	44.15%	42.64%	46.28%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, versus interest paid on interest-bearing liabilities. Interest-earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings and time deposits, FHLB advances and other borrowings. Net interest income is determined by the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit flows and general levels of nonperforming assets.

During the quarter ended September 30, 2022, tax-equivalent net interest income amounted to $23.7 million, an increase of $4.0 million or 20.4 percent when compared to the same period in 2021. The net interest margin increased 34 basis points to 4.61 percent for the three months ended September 30, 2022, compared to 4.27 percent for the same period in 2021. The net interest spread was 4.37 percent for the third quarter of 2022, a 28 basis point increase compared to the same period in 2021.

During the three months ended September 30, 2022, tax-equivalent interest income was $26.2 million, an increase of $5.0 million or 23.4 percent when compared to the same period in 2021. This increase was mainly driven by the increase in market interest rates on earning assets and an increase in the balance of average securities and the balance of average loans.

●	Of the $5.0 million net increase in interest income on a tax-equivalent basis, $3.0 million is due to an increase in yields on earning assets and $2.0 million is due to an increase in average earning assets.
●	The average volume of interest-earning assets increased $211.4 million to $2.0 billion for the third quarter of 2022 compared to $1.8 billion for the same period in 2021. This was due primarily to a $96.5 million increase in average investment securities and a $211.5 million increase in average loans offset partially by a $99.1 million decrease in average interest-bearing deposits.
●	The yield on total interest-earning assets increased 49 basis points to 5.09 percent for the three months ended September 30, 2022 when compared to the same period in 2021. The yield on the loan portfolio increased 21 basis points to 5.22 percent.

Total interest expense was $2.5 million for the three months ended September 30, 2022, an increase of $1.0 million or 62.4 percent compared to the same period in 2021. This increase was driven by the increased rates and volume of savings deposits and increased volume of borrowed funds and subordinated debentures compared to a year ago.

●	Of the $1.0 million increase in interest expense, $0.6 million was due to an increase in the rates on interest-bearing liabilities and $0.4 million was due to increased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.4 billion for the third quarter of 2022, an increase of $175.3 million or 14.8 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 21 basis points to 0.72 percent. The cost of interest-bearing deposits increased 12 basis points to 0.57 percent for the third quarter of 2022 and the cost of borrowed funds and subordinated debentures increased 88 basis points to 2.53 percent.

During the nine months ended September 30, 2022, tax-equivalent net interest income amounted to $65.4 million, an increase of $9.2 million or 16.4 percent when compared to the same period in 2021. The net interest margin increased 24 basis points to 4.37 percent for the nine months ended September 30, 2022, compared to 4.13 percent for the same period in 2021. The net interest spread was 4.20 percent for the nine months ended September 30, 2022, a 30 basis point increase compared to the same period in 2021.

During the nine months ended September 30, 2022, tax-equivalent interest income was $70.4 million, an increase of $7.9 million or 12.6 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the average balance of securities and the rates on loans, securities, and interest-bearing deposits.

●	Of the $7.9 million net increase in interest income on a tax-equivalent basis, $4.9 million is due to an increase in yields on the earning assets and $3.0 million is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $180.5 million to $2.0 billion for the nine months ended September 30, 2022 compared to $1.8 billion for the same period in 2021. This was due primarily to a

$78.0 million increase in average investment securities, a $104.1 million increase in average loans, partially offset with a $1.6 million decrease in interest-bearing deposits.
●	The yield on total interest-earning assets increased 11 basis points to 4.71 percent for the nine months ended September 30, 2022 when compared to the same period in 2021. The yield on the loan portfolio increased 11 basis points to 5.06 percent.

Total interest expense was $5.0 million for the nine months ended September 30, 2022, a decrease of $1.3 million or 20.6 percent compared to the same period in 2021. This decrease reflects decreased rates on interest-bearing deposits and decreased volume on borrowed funds and subordinated debentures compared to a year ago, partially offset increased by rates on borrowed funds and subordinated debentures.

●	Of the $1.3 million decrease in interest expense, $1.1 million was due to a decrease in the rates on interest-bearing liabilities and $0.8 million was due to decreased volume of average time deposits. The decrease in time deposits was partially offset by higher average demand deposits and savings deposits, which are typically lower yielding compared to time deposits.
●	Interest-bearing liabilities averaged $1.3 billion for the nine months ended September 30, 2022, an increase of $105.2 million or 8.7 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 19 basis points to 0.51 percent for the nine months ended September 30, 2022. The cost of interest-bearing deposits decreased 23 basis points to 0.41 percent and the cost of borrowed funds and subordinated debentures increased 56 basis points to 2.21 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets. Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2022 and 2021

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2022			September 30, 2021
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$34,605	$168	1.92%	$133,660	$48	0.14%
Federal Home Loan Bank ("FHLB") stock	6,200	93	5.96	3,706	41	4.36
Securities:
Taxable	137,590	1,397	4.03	41,738	292	2.78
Tax-exempt	1,841	20	4.27	1,176	10	3.26
Total securities (A)	139,431	1,417	4.03	42,914	302	2.79
Loans:
SBA loans	65,941	1,083	6.52	54,686	864	6.27
SBA PPP loans	9,576	277	11.47	110,239	1,751	6.30
Commercial loans	1,069,917	14,017	5.20	898,589	11,280	4.98
Residential mortgage loans	504,787	5,912	4.65	417,166	4,606	4.38
Consumer loans	76,957	1,075	5.54	66,782	736	4.37
Residential construction loans	137,681	2,184	6.29	105,908	1,628	6.10
Total loans (B)	1,864,859	24,548	5.22	1,653,370	20,865	5.01
Total interest-earning assets	$2,045,095	$26,226	5.09%	$1,833,650	$21,256	4.60%

Noninterest-earning assets:
Cash and due from banks	24,350			23,085
Allowance for loan losses	(22,848)			(22,733)
Other assets	83,168			75,961
Total noninterest-earning assets	84,670			76,313
Total assets	$2,129,765			$1,909,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$269,486	$320	0.47%	$227,152	$247	0.43%
Savings deposits	674,486	878	0.52	558,354	390	0.28
Time deposits	310,842	600	0.77	345,811	659	0.76
Total interest-bearing deposits	1,254,814	1,798	0.57	1,131,317	1,296	0.45
Borrowed funds and subordinated debentures	108,135	688	2.53	56,322	235	1.65
Total interest-bearing liabilities	$1,362,949	$2,486	0.72%	$1,187,639	$1,531	0.51%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	516,898			514,518
Other liabilities	23,130			16,077
Total noninterest-bearing liabilities	540,028			530,595
Total shareholders' equity	226,788			191,729
Total liabilities and shareholders' equity	$2,129,765			$1,909,963

Net interest spread		$23,740	4.37%		$19,725	4.09%
Tax-equivalent basis adjustment		(2)			(2)
Net interest income		$23,738			$19,723
Net interest margin			4.61%			4.27%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2022 and 2021, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the nine months ended
	September 30, 2022			September 30, 2021
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$114,901	$416	0.48%	$116,563	$105	0.12%
FHLB stock	4,592	176	5.13	4,527	157	4.63
Securities:
Taxable	116,816	3,164	3.62	38,374	837	2.92
Tax-exempt	1,366	39	3.80	1,774	33	2.46
Total securities (A)	118,182	3,203	3.62	40,148	870	2.90
Loans
SBA loans	64,438	2,933	6.08	51,446	2,423	6.30
SBA PPP loans	23,388	1,546	8.84	138,846	5,228	5.03
Commercial loans	1,009,122	37,928	5.03	871,163	32,490	4.99
Residential mortgage loans	456,354	15,284	4.48	435,694	14,640	4.49
Consumer loans	78,108	2,914	4.99	63,872	2,274	4.76
Residential construction loans	130,205	6,018	6.18	96,491	4,330	6.00
Total loans (B)	1,761,615	66,623	5.06	1,657,512	61,385	4.95
Total interest-earning assets	$1,999,290	$70,418	4.71%	$1,818,750	$62,517	4.60%

Noninterest-earning assets:
Cash and due from banks	24,026			23,456
Allowance for loan losses	(22,454)			(23,026)
Other assets	80,656			75,856
Total noninterest-earning assets	82,228			76,286
Total assets	$2,081,518			$1,895,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$263,139	$682	0.35%	$218,539	$863	0.53%
Savings deposits	687,177	1,635	0.32	515,065	1,241	0.32
Time deposits	292,484	1,499	0.69	401,839	3,293	1.10
Total interest-bearing deposits	1,242,800	3,816	0.41	1,135,443	5,397	0.64
Borrowed funds and subordinated debentures	72,724	1,199	2.21	74,882	922	1.65
Total interest-bearing liabilities	$1,315,524	$5,015	0.51%	$1,210,325	$6,319	0.70%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	525,405			484,284
Other liabilities	22,186			16,069
Total noninterest-bearing liabilities	547,591			500,353
Total shareholders’ equity	218,403			184,358
Total liabilities and shareholders’ equity	$2,081,518			$1,895,036

Net interest spread		$65,403	4.20%		$56,198	3.90%
Tax-equivalent basis adjustment		(5)			(7)
Net interest income		$65,398			$56,191
Net interest margin			4.37%			4.13%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2022 and 2021, as well as all applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended September 30, 2022 versus September 30, 2021			For the nine months ended September 30, 2022 versus September 30, 2021
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(60)	$180	$120	$(1)	$312	$311
FHLB stock	33	19	52	2	17	19
Securities	929	185	1,114	2,074	259	2,333
Loans	1,131	2,552	3,683	892	4,346	5,238
Total interest income	$2,033	$2,936	$4,969	$2,967	$4,934	$7,901
Interest expense:
Demand deposits	$49	$24	$73	$153	$(334)	$(181)
Savings deposits	95	393	488	394	—	394
Time deposits	(68)	9	(59)	(757)	(1,037)	(1,794)
Total interest-bearing deposits	76	426	502	(210)	(1,371)	(1,581)
Borrowed funds and subordinated debentures	286	167	453	(28)	305	277
Total interest expense	362	593	955	(238)	(1,066)	(1,304)
Net interest income - fully tax-equivalent	$1,671	$2,343	$4,014	$3,205	$6,000	$9,205
Decrease in tax-equivalent adjustment			—			2
Net interest income			$4,014			$9,207

Provision for Loan Losses

The provision for loan losses was $1.5 million during the three months ended September 30, 2022, compared to none during the three months ended September 30, 2021. For the nine months ended September 30, 2022, the provision for loan losses totaled $2.5 million, compared to $0.5 million for the same period in 2021. The increase in provision for loan losses was primarily due to the sizeable increase in total loans, as well as management’s view of current economic conditions.

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

Noninterest Income

The following table shows the components of noninterest income and the increase or decrease for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Branch fee income	$336	$294	$892	$858
Service and loan fee income	543	804	1,815	1,937
Gain on sale of SBA loans held for sale, net	—	—	852	741
Gain on sale of mortgage loans, net	280	968	1,231	3,785
BOLI income	170	138	494	399
Net security (losses) gains	(576)	202	(1,631)	535
Other income	357	403	2,446	1,175
Total noninterest income	$1,110	$2,809	$6,099	$9,430

Branch fee income consists primarily of services charges on deposits, overdraft fees, stop payment charges and statement rendering.

Service and loan fee income consists primarily of income earned through the servicing of sold loans and loan processing and late fees.

●	Service and loan fee income decreased for the three and nine months ended September 30, 2022 compared to September 30, 2021, primarily due to a reduction in loan payoff charges.

Gain on sale of SBA loans held for sale, net, includes the net gains on sales of the guaranteed portion of SBA loans in the secondary market.

●	There were no SBA loan sales for the three months ended September 30, 2022 and September 30, 2021.
●	Gain on sale of SBA loans held for sale increased for the nine months ended September 30, 2022, when compared to the prior year, due to a larger volume of SBA loan sales with net gains of $852 thousand in the first quarter of 2022.

Gain on sale of mortgage loans, net, included for each period are comprised of gains on sales of residential mortgages.

●	Gain on sale of mortgage loans decreased for the three and nine months ended September 30, 2022 compared to comparable periods ended September 30, 2021. These decreases were primarily due to the decreased volume of residential mortgage loans originated resulting from the slowdown in refinancing and home purchase activity in the higher interest rate environment.

Bank owned life insurance consists primarily of changes in the cash surrender value and any additional income related to net let life insurance death benefits.

Net security (losses) gains consist primarily of the net change in the mark to market gains and losses on our equity securities carried at fair value as well as gains recognized on the sale of securities.

●	The Company recognized additional net security losses for the three and nine months ended September 30, 2022, compared to September 30, 2021, primarily due to a decrease in the fair market value of equity securities.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation and benefits	$6,471	$5,720	$19,790	$18,116
Processing and communications	708	747	2,166	2,303
Occupancy	702	654	2,205	1,991
Furniture and equipment	617	627	1,811	1,935
Professional services	221	315	1,060	1,035
Advertising	307	261	873	932
Other loan expenses	109	452	238	759
Deposit insurance	233	198	752	637
Director fees	240	189	698	600
Loan collection expenses	45	62	138	67
Other expenses	411	635	1,454	1,748
Total noninterest expense	$10,064	$9,860	$31,185	$30,123

Noninterest expenses totaled $10.1 million, an increase of $0.2 million for the three months ended September 30, 2022, while year-to-date noninterest expenses totaled $31.2 million, an increase of $1.1 million versus prior year. The increases were primarily due to normal increased salary expenses and an increase in the accrual for year-end bonuses anticipated to be paid by the Company, partially offset by the recovery of property taxes paid on a former OREO property and reduced loan expenses.

Income Tax Expense

For the quarter ended September 30, 2022, the Company reported income tax expense of $3.3 million for an effective tax rate of 25.1 percent, compared to income tax expense of $3.2 million and an effective tax rate of 25.4 percent for the prior year’s quarter. For the nine months ended September 30, 2022, the Company reported income tax expense of $9.3 million for an effective tax rate of 24.6 percent, compared to an income tax expense of $8.6 million and an effective tax rate of 24.6 percent for the nine months ended September 30, 2021.

On July 1, 2018, New Jersey’s Assembly Bill 4202 was signed into law. The bill, effective January 1, 2018, imposed a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million at a rate of 2.5 percent for tax years beginning on or after January 1, 2018 through December 31, 2019, and at a rate of 1.5 percent for years beginning on or after January 1, 2020, through December 31, 2021. In addition, New Jersey adopted mandatory unitary combined reporting for its Corporation Business Tax, which became effective for periods on or after January 1, 2019.

On September 29, 2020, New Jersey’s Assembly Bill 4721 was signed into law. The bill, retroactively effective January 1, 2020, extends the 2.5 percent corporate income surtax until December 31, 2023. If the federal corporate tax rate is increased to a rate of at least 35 percent of taxable income, the surtax will be suspended.

Financial Condition at September 30, 2022

Total assets increased $305.8 million or 15.0 percent, to $2.3 billion at September 30, 2022, when compared to year end 2021. This increase was primarily due to increases of $293.0 million in gross loans, mostly due to commercial and residential mortgage loan growth net with SBA PPP loans forgiven and paid off, and $57.5 million in total securities, partially offset by decreases of $81.4 million in cash and cash equivalents.

Total deposits increased $37.7 million, due to increases of $57.1 million in time deposits and $23.5 million in interest-bearing demand deposits, offset by a decrease of $31.5 million in noninterest-bearing demand deposits and $11.4 million in savings deposits,.

Total shareholders’ equity increased $24.5 million over year end 2021, due to earnings and an increase in common stock, offset by dividends paid and net accumulated other comprehensive losses during the nine months ended September 30, 2022.

These fluctuations are discussed in further detail in the paragraphs that follow.

Securities Portfolio

The Company’s securities portfolio consists of AFS debt securities, HTM debt securities and equity investments. Management determines the appropriate security classification of AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

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

AFS debt securities totaled $92.5 million at September 30, 2022, an increase of $36.0 million or 63.8 percent, compared to $56.5 million at December 31, 2021. This net increase was the result of:

●	Purchases for a total of $45.2 million,
●	$3.9 million in principal payments, maturities and called bonds,
●	$5.2 million in depreciation in the market value of the portfolio. At September 30, 2022, the portfolio had a net unrealized loss of $5.2 million compared to a net unrealized gain of $38 thousand at December 31, 2021. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss, and;
●	$85 thousand in net amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 6.8 years and 6.9 years at September 30, 2022 and December 31, 2021, respectively. The effective duration of AFS debt securities amounted to 2.0 years and 3.1 years at September 30, 2022 and December 31, 2021, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of U.S. Government, mortgage-backed securities and obligations of state and political subdivisions.

HTM debt securities were $35.9 million at September 30, 2022, an increase of $21.6 million or 151.4 percent, compared to $14.3 million at December 31, 2021. This net increase was the result of:

●	Purchases for a total of $26.7 million,
●	$5.2 million in principal payments and,
●	$58 thousand in net amortization.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 18.1 years. As of September 30, 2022, the fair value of HTM securities was $30.7 million. The effective duration of HTM securities amounted to 10.1 years and 5.6 years at September 30, 2022 and December 31, 2021, respectively.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Equity securities consist of Community Reinvestment Act ("CRA") mutual fund investments and the equity holdings of other financial institutions.

Equity securities totaled $8.5 million at September 30, 2022, a decrease of $92 thousand or 1.1 percent, compared to $8.6 million at December 31, 2021. This net decrease is primarily due to market value adjustment throughout the year.

Securities with a carrying value of $878 thousand and $1.2 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure other borrowings, to collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 62 percent of the total investment portfolio had a fixed rate of interest at September 30, 2022.

See Note 6 to the accompanying Consolidated Financial Statements for more information regarding Securities.

Loan Portfolio

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, commercial, residential mortgage, consumer, and residential construction loans. Each of these segments is subject to differing levels of credit, liquidity, market, and interest rate risk.

Gross loans increased $293.0 million or 17.8 percent to $1.9 billion at September 30, 2022, compared to year end 2021. Commercial, residential mortgage, residential construction, and consumer loans increased $174.3 million, $124.4 million, $28.6 million and $1.7 million respectively, partially offset by decreases of $39.7 million and $5.3 million in SBA PPP and SBA held for investment, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$30,747	1.6%	$36,075	2.2%
SBA PPP loans	6,706	0.3	46,450	2.8
Commercial loans	1,106,059	56.9	931,726	56.5
Residential mortgage loans	533,737	27.5	409,355	24.8
Consumer loans	79,662	4.1	77,944	4.7
Residential construction loans	149,165	7.7	120,525	7.3
Total loans held for investment	$1,906,076	98.1%	$1,622,075	98.3%
SBA loans held for sale	36,338	1.9	27,373	1.7
Total loans	$1,942,414	100.0%	$1,649,448	100.0%

Average loans increased $104.1 million or 6.3 percent to $1.8 billion for the nine months ended September 30, 2022 from $1.7 billion for the same period in 2021. The increase in average loans was due to increases in average commercial, residential construction, residential mortgage, consumer and SBA loans, partially offset by decreases in average SBA PPP loans. The yield on the overall loan portfolio increased 11 basis points to 5.06 percent for the nine months ended September 30, 2022 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $36.3 million at September 30, 2022, an increase of $8.9 million from $27.4 million at December 31, 2021. SBA 7(a) loans held for investment amounted to $30.7 million at September 30, 2022, a decrease of $5.3 million from $36.1 million at December 31, 2021. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 6.08 percent for the nine months ended September 30, 2022, compared to 6.30 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. The carrying value of SBA loans held for sale represents the guaranteed portion to be sold into the secondary market. The carrying value of SBA loans held for investment represents the unguaranteed portion, which is the Company’s portion of SBA loans originated, reduced by the guaranteed portion that is sold into the secondary market. Approximately $73.3 million and $87.4 million in SBA loans were sold but serviced by the Company at September 30, 2022 and December 31, 2021, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.1 billion at September 30, 2022, an increase of $174.3 million from year end 2021. The yield on commercial loans was 5.03 percent for the nine months ended September 30, 2022, compared to 4.99 percent for the same period in 2021. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $533.7 million at September 30, 2022, an increase of $124.4 million from year end 2021. Sales of mortgage loans totaled $64.1 million for the nine months ended September 30, 2022. The yield on residential mortgages was 4.48 percent for the nine months ended September 30, 2022, compared to 4.49 percent in the 2021. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $79.7 million, an increase of $1.7 million from year end 2021. The yield on consumer loans was 4.99 percent for the nine months ended September 30, 2022, compared to 4.76 percent for the same period in 2021.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $149.2 million, an increase of $28.6 million from year end 2021. The yield on residential construction loans was 6.18 percent for the nine months ended September 30, 2022, compared to 6.00 percent for the same period in 2021.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2022 approximately 99 percent of the Company’s loan portfolio was secured by real estate compared to 92 percent at December 31, 2021.

Troubled Debt Restructurings (“TDRs”)

At September 30, 2022, there were five loans totaling $1.9 million that were classified as TDRs and deemed impaired, compared to three such loans totaling $1.0 million at December 31, 2021. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$1,437	$—	$1,437	$619	$—	$619
Home equity	407	—	407	427	—	427
Commercial other	16		16	—		—
Total	$1,860	$—	$1,860	$1,046	$—	$1,046

Through September 30, 2022, TDRs consisted of principal reduction, interest only periods and maturity extensions. The following table shows the types of modifications done by date by class through September 30, 2022:

	September 30, 2022
	Commercial	Home	Commercial
(In thousands)	real estate	equity	Other	Total
Type of modification:
Principal reduction	$596	$—	$—	$596
Maturity extension	$841	$—	$16	$857
Interest only with nominal principal	—	407	—	407
Total TDRs	$1,437	$407	$16	$1,860

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding TDRs.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	September 30, 2022	December 31, 2021	September 30, 2021
Nonperforming by category:
SBA loans held for investment	$1,491	$510	$660
Commercial loans	1,147	2,582	2,879
Residential mortgage loans	3,404	3,262	2,626
Consumer loans	—	210	—
Residential construction loans	1,991	3,122	2,637
Total nonperforming assets	$8,033	$9,686	$8,802
Past due 90 days or more and still accruing interest:
Commercial loans	$—	$—	$129
Residential mortgage loans	—	—	1,960
Consumer loans	75	—	—
Residential construction loans	—	—	176
Total past due 90 days or more and still accruing interest	$75	$—	$2,265
Nonperforming loans to total loans	0.41%	0.59%	0.53%
Nonperforming loans and TDRs to total loans (1)	0.51	0.65	0.59
Nonperforming assets to total loans	0.41	0.59	0.53
Nonperforming assets to total assets	0.34	0.48	0.44
(1) Performing TDRs	1,860	1,046	1,057

Nonperforming loans were $8.0 million at September 30, 2022, a $1.7 million decrease from $9.7 million at December 31, 2021 and a $0.8 million decrease from $8.8 million at September 30, 2021, respectively. Since year end 2021, nonperforming loans in the commercial, residential construction, and consumer loan segments decreased, offset by an increase in nonperforming SBA and residential mortgage loans. In addition, there were $75 thousand in loans past due 90 days or more and still accruing interest at September 30, 2022, compared to $2.3 million and $0 at September 30, 2021 and December 31, 2021, respectively.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $18.1 million at September 30, 2022.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses totaled $23.9 million at September 30, 2022, compared to $22.3 million at December 31, 2021, and $22.5 million at September 30, 2021, with a resulting allowance to total loan ratio of 1.23 percent at September 30, 2022 and 1.35 percent at December 31, 2021 and September 30, 2021, respectively. Net (recoveries) charge-offs amounted to $1.0 million for the nine months ended September 30, 2022, compared to $1.1 million for the same period in 2021. Net charge-offs (recoveries) to average loan ratios are shown in the table below for each major loan category.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except percentages)	2022	2021	2022	2021
Balance, beginning of period	$22,858	$22,801	$22,302	$23,105
Provision for loan losses charged to expense	1,517	—	2,527	500
Less: Charge-offs
SBA loans held for investment	—	(145)	—	(591)
Commercial loans	(501)	(158)	(1,002)	(551)
Residential mortgage loans	—	—	—	—
Consumer loans	(50)	(3)	(96)	(4)
Total charge-offs	(551)	(306)	(1,098)	(1,146)
Add: Recoveries
SBA loans held for investment	5	—	33	34
Commercial loans	23	—	83	2
Residential mortgage loans	—	42	1	42
Consumer loans	9	—	13	—
Total recoveries	37	42	130	78
Net charge-offs	(514)	(264)	(968)	(1,068)
Balance, end of period	$23,861	$22,537	$23,861	$22,537
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans:
SBA loans held for investment	0.03%	0.35%	0.05%	0.39%
Commercial loans	(0.18)	0.07	(0.12)	0.08
Residential mortgage loans	—	(0.04)	—	(0.01)
Consumer loans	(0.21)	0.02	(0.14)	0.01
Total loans	0.11	0.06	(0.06)	0.06
Allowance to total loans	1.23	1.35	1.23	1.35
Allowance to nonperforming loans	297.04%	256.07%	297.04%	256.07%

See Note 8 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.

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

Total deposits increased $37.7 million to $1.8 billion at September 30, 2022, from year-end 2021. This increase in deposits was due to increases of $57.1 million in time deposits and $23.5 million in interest-bearing demand deposits, offset by a decrease of $31.5 million in noninterest-bearing demand deposits and $11.4 million in savings deposits. The Company’s deposit composition at September 30, 2022 consisted of 38.0 percent savings deposits, 27.7 percent noninterest-bearing demand deposits, 19.4 percent time deposits and 14.9 percent interest-bearing demand deposits.

Borrowed Funds and Subordinated Debentures

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $290.3 million at September 30, 2022 and $50.3 million at December 31, 2021, respectively, and are broken down in the following table:

(In thousands)	September 30, 2022	December 31, 2021
FHLB borrowings:
Fixed rate advances	$40,000	$40,000
Overnight advances	240,000	—
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$290,310	$50,310

In September 2022, the FHLB issued a $115.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law.

At September 30, 2022, the Company had $267.1 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 5.194 percent at September 30, 2022 and 1.806 percent at December 31, 2021.

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

The Company utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The economic value of equity is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the economic value of equity, as a percentage of assets with rate shocks of 200 basis points at September 30, 2022, is a decrease of 9.4 percent in a rising-rate environment and an increase of 6.5 percent in a falling-rate environment. The variances in the EVPE at September 30, 2022 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.00 percent. At December 31, 2021, the economic value of equity as a percentage of assets with rate shocks of 200 basis points was an increase of 4.3 percent in a rising-rate environment and a decrease of 12.3 percent in a falling-rate environment. The variances in the EVPE at December 31, 2021 are within the Board-approved guidelines of +/- 20.0 percent.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2022, the balance of cash and cash equivalents was $163.4 million, a decrease of $81.4 million from December 31, 2021. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities used $1.7 million and provided $20.2 million of net cash for the nine months ended September 30, 2022 and 2021, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the proceeds from the sale of mortgage loans, partially offset by originations of mortgage and SBA loans held for sale.

Investing activities used $355.3 million and $24.9 million in net cash for the nine months ended September 30, 2022 and 2021, respectively. Cash was primarily used to fund new loans and purchase investment securities.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $92.5 million and $56.5 million at September 30, 2022 and December 31, 2021, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $3.1 million.
●	Loans. The SBA loans held for sale portfolio amounted to $36.3 million and $27.4 million at September 30, 2022 and December 31, 2021, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $494.5 million to its borrowers as of September 30, 2022, compared to $399.8 million at December 31, 2021. At September 30, 2022, $159.5 million of these commitments expire within one year, compared to $170.1 million at December 31, 2021. The Company had $5.1 million and $4.3 million in standby letters of credit at September 30, 2022 and December 31, 2021, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $275.6 million and $1.8 million in net cash for the nine months ended September 30, 2022 and 2021, primarily due to proceeds from new FHLB borrowings and an increase in the Company’s deposits.

●	Deposits. As of September 30, 2022, deposits included $281.5 million of New Jersey Municipality deposits, as compared to $247.7 million at year end 2021. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $260.4 million of deposits from 15 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $280.0 million and $40.0 million as of September 30, 2022 and December 31, 2021, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2022, pledging provided an additional $267.1 million in borrowing capacity from the FHLB.

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

At September 30, 2022, the Parent Company had $1.6 million in cash and cash equivalents and $5.4 million in investment securities valued at fair market value, compared to $1.7 million and $5.0 million at December 31, 2021.

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

A QCBO is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	A leverage capital ratio of greater than 9.0 percent;
●	Total consolidated assets of less than $10.0 billion;
●	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25 percent or less of total consolidated assets; and
●	Total trading assets and trading liabilities of 5 percent or less of total consolidated assets.

The numerator of the CBLR is Tier 1 capital, as calculated under the Basel III rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions less assets deducted from Tier 1 capital.

The Bank has opted into the CBLR, and is therefore not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at September 30, 2022 and at December 31, 2021:

	At September 30, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	10.85%	10.78%	10.51%	10.00%

For additional information on regulatory capital, see Note 12 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $24.5 million to $230.2 million at September 30, 2022 compared to $205.7 million at

December 31, 2021, primarily due to net income of $28.5 million. Other items impacting shareholders’ equity included $3.4 million in dividends paid on common stock, $3.1 million in accumulated other comprehensive loss net of tax, and $2.5 million from the issuance of common stock under employee benefit plans. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. No shares were repurchased during the nine months ended September 30, 2022. Currently, 571 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses and the market price of the Company’s stock. A total of 195 thousand shares were repurchased at an average price of $20.97, during the same period in 2021.

Impact of Inflation and Changing Prices

The financial statements and notes thereto, presented elsewhere herein have been prepared in accordance with U.S.
GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the operations. Unlike most industrial companies, nearly all the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2022, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
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

ITEM 1A         Risk Factors

Information regarding this item as of September 30, 2022 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2021.

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

UNITY BANCORP, INC.

Dated:	November 10, 2022	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer